Form 10-K
period 1998-12-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 1999-03-17
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

    For the fiscal year ended December 31, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to _______________.


                           Commission file No. 1-14787


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                    38-3430473
     (state or other jurisdiction of                      (IRS employer
     incorporation or organization)                  identification number)

     5725 Delphi Drive, Troy, Michigan                       48098
    (address of principal executive offices)              (zip code)


  Registrant's telephone number, including area code (248) 813-2000

              Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class              Name of each exchange on which registered
  -------------------              -----------------------------------------
  Common Stock, $0.01 par          New York Stock Exchange
  value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__. No__X__. We became subject to such filing requirements on February 4, 1999 and have filed all required reports since that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1999, the aggregate market value of the registrant's Common Stock, par value $ 0.01 per share, held by nonaffliates of the registrant was about $1.9 billion. The closing price of the Common Stock on March 1, 1999 as reported on the New York Stock Exchange was $18.69 per share. As of March 1, 1999, the number of shares outstanding of the registrant's Common Stock was 565 million shares.


                     DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                            INDEX AND CROSS REFERENCE


                                                                         Page
                                     Part I

       Item 1.  Business                                                 3

       Item 2.  Properties                                               37

       Item 3.  Legal Proceedings                                        37

       Item 4.  Submission of Matters to a Vote of Security Holders      38

                                     Part II

       Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                      39

       Item 6.  Selected Financial Data                                  40

       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      42

       Item 7a. Quantitative and Qualitative Disclosures About
                Market Risks                                             56

       Item 8.  Financial Statements                                     57

       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       84

                                    Part III

       Items 10. Management: Includes Directors, Executive Officers and Key
       - 13. Employees of Delphi, Executive Compensation, Security Ownership and Certain Relationships and Related
                 Transactions                                            84

                                     Part IV

       Item 14.  Exhibits, Financial Statement Schedule, and Reports     100
                 on Form 8-K

                                     PART I

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

ITEM 1.    Business

     History of Delphi. Delphi Automotive Systems Corporation ("Delphi") was incorporated in Delaware in late 1998. Before 1991, our business was conducted by many separate automotive parts operations which General Motors Corporation ("GM" or "General Motors") had acquired over time. These operations were generally managed independently from each other within the GM organization. In 1991, General Motors organized its components businesses into the Automotive Components Group. GM's stated objective was to improve the competitiveness of these operations and then, based on this improved competitive position, increase its business through penetration of new markets. Since that time, we have transformed our business from a North America-based, captive component supplier to GM into a global supplier of components, integrated systems and modules for a wide range of customers. In 1995, the group was given the name "Delphi
Automotive Systems" in order to establish its separate identity in the automotive parts industry.

     In late 1997, in connection with the spin-off by GM of its defense electronics business, GM transferred Delco Electronics Corporation ("Delco Electronics") to us in order to more closely integrate Delco Electronics' expertise in electronics with our capabilities in automotive components and systems. Our Electronics & Mobile Communication product sector consists of the operations of Delco Electronics. From 1986 through 1997, Delco Electronics had been operated by GM's Hughes Electronics Corporation subsidiary. Effective January 1, 1999, General Motors transferred or agreed to transfer the assets used in our business to our company and our subsidiaries, and we and our subsidiaries have assumed, or agreed to assume, pay, perform, satisfy and discharge, the related liabilities.

     In February, we completed an initial public offering (the "IPO") of 100 million shares of our $0.01 par value common stock ("Common Stock"), which represents about 17.7% of our outstanding Common Stock. GM currently owns the remaining 82.3% of our outstanding Common Stock. GM has announced that it currently plans to complete its divestiture of Delphi later in 1999 by distributing all of its shares of our Common Stock to the holders of GM's $1-2/3 common stock (the "Distribution"). GM currently expects to accomplish the Distribution through a:

   o Split-Off--such as an exchange offer by GM in which holders of GM's $1-2/3 common stock would be invited to tender their shares in exchange for shares of our Common Stock; or

   o Spin-Off--a pro rata distribution by GM of its shares of our Common Stock to holders of GM's $1-2/3 common stock; or

   o Combined Split-Off/Spin-Off--some combination of the above transactions.

     GM has the sole discretion to determine the timing, structure and all terms of the Distribution. We have agreed to cooperate with GM in all respects to complete the divestiture because we believe that our complete separation from GM will enhance our ability to pursue our business strategy. GM has received a private letter ruling from the IRS to the effect that its distribution of its shares of our Common Stock to the holders of its $1-2/3 common stock would be tax-free to GM and its stockholders for U.S. federal income tax purposes. However, GM is not obligated to complete the divestiture and we cannot assure you as to whether or when it will occur.

     Overview. Delphi is the world's largest and most diversified supplier of components, integrated systems and modules to the automotive industry, with 1998 net sales of $28.5 billion. We have become a leader in the global automotive parts industry by capitalizing on the extensive experience we have gained as the principal supplier of automotive parts to General Motors, the world's largest manufacturer of automotive vehicles. We are primarily a "Tier 1" supplier, which means that we generally provide our products directly to automotive vehicle manufacturers ("VMs"). We also sell our products to the worldwide aftermarket for replacement parts and to non-VM customers.

     Several years ago, we began to transform our company from a North America-based, captive component supplier to GM into a global supplier of components, integrated systems and modules for a wide range of customers. We now sell our products to every major manufacturer of light vehicles in the world. Since 1993, our sales to customers other than GM have grown from 13.3% of our total sales to 21.4% in 1998 (although our sales to GM were reduced as a result of work stoppages at certain GM and Delphi locations in the United States during 1998). For this purpose, our total sales include all sales by entities in which we own a minority interest.

   We have also established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. About 60% of our employees and, based on square footage, about 30% of our wholly owned and leased manufacturing sites were located outside the United States and Canada as of December 31, 1998. About 30% of our total 1998 sales were derived from products manufactured at sites located outside the United States and Canada.

   Through our experience with General Motors, we have developed a sophisticated understanding of the design, engineering, manufacture and operation of all aspects of the automotive vehicle. We have both extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions for our customers. We believe that we are one of the leading Tier 1 suppliers in each of our focused product areas. We operate our business along three major product sectors which work closely together to coordinate our product development and marketing efforts. Our three product sectors are: Electronics & Mobile Communication, which includes our automotive electronics and audio and communication systems; Safety, Thermal & Electrical Architecture, which includes our interior, thermal and power and signal distribution products; and Dynamics & Propulsion, which includes our energy and engine management, chassis and steering products. See
Note 14 to our consolidated financial statements included elsewhere in this report for additional information.

Industry

   General. Our industry generally provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles.

   Today, suppliers offer their component products to VMs individually as well as in a variety of more fully engineered forms, such as modules and systems:

   o "Modules" are groups of component parts arranged in close physical proximity to each other within a vehicle, which are often assembled by the supplier and shipped to the VM for installation in a vehicle as a unit. Modular instrument panels, cockpit modules and door modules are examples.

   o "Systems" and "subsystems" are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function. Braking systems, electrical systems and steering systems are examples.

   Historically, many large VMs have operated internal divisions to provide a wide range of component parts for their vehicles. However, vehicle manufacturers have recently moved towards a competitive sourcing process for automotive parts, including increased purchases from independent suppliers, as they seek lower-priced and/or higher-technology products. These independent parts suppliers, which often have lower cost structures than in-house component operations, have become an important part of the automotive parts industry. Many captive suppliers no longer provide their products exclusively to their parent VM.

   Our industry is generally divided into several groups or "tiers:"

   o "Tier 1" suppliers such as Delphi sell their products principally to VMs directly and often offer a broad range of product capabilities, including design, engineering and assembly services.

   o "Tier 2" suppliers sell their products principally to Tier 1 suppliers, who then combine these parts into their own product offerings. Smaller Tier 2 suppliers are sometimes referred to as "Tier 3" suppliers.

   Industry Trends. Five key trends have been reshaping the automotive parts industry over the past several years:

   o Increased Emphasis on Systems and Modules Sourcing. In order to simplify the vehicle design and assembly processes and reduce their costs, VMs increasingly look to their suppliers to provide fully engineered, pre-assembled combinations of components rather than individual components. By offering sophisticated systems and modules rather than individual components, Tier 1 suppliers have assumed many of the design, engineering, research and development and assembly functions traditionally performed by


     VMs. In addition, suppliers now often manufacture and ship component parts to the general location of a VM's assembly line and then provide local assembly of systems and modules.

   o Globalization of Suppliers. The globalization of VMs, which reflects the broader global market for vehicle sales and the desire of VMs to increase vehicle production in low-cost markets, has driven the globalization of suppliers as they follow their customers. In order to serve multiple markets in a more cost effective manner, many VMs are turning to global vehicle platforms such as "world cars," which typically are designed in one location but produced and sold in many different geographic markets around the world. Suppliers for a specific world car are often required by the VM to provide their services in all global locations where that vehicle is manufactured.

   o Increasing Electronic Content. We believe that the electronic content of vehicles has been increasing and will continue to increase in the future. This increase in electronic content is largely driven by continued, and often increasingly stringent, regulatory standards for automotive emissions and safety as well as consumer demand for increased vehicle performance and functionality at lower cost. Electronics integration, which generally refers to replacing mechanical with electronic components and integration of mechanical and electrical functions within the vehicle, allows VMs to achieve substantial reduction in the weight and complexity of automotive vehicles, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. Electronic content varies significantly among vehicle models, with higher-end vehicles having more sophisticated and extensive electronic controls and systems. As consumers, particularly in more developed markets such as North America and Europe, seek more competitively-priced ride and handling performance, safety, security, communications, convenience, entertainment and environment-friendly options in vehicles, such as air bags, keyless entry, global positioning systems, audio systems and advanced emission control systems, Delphi believes that electronic content per vehicle will continue to increase but will remain subject to technology-driven price declines and pricing pressures from VMs.

   o Ongoing Industry Consolidation. The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible local work rules and practices, acquire complementary technologies, build stronger customer relationships and follow their customers as they expand globally. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has helped fuel industry consolidation. Furthermore, the cost focus of most major VMs has forced suppliers to reduce their prices, both in the initial bidding process and throughout the term of the contract. Consequently, a supplier's viability depends upon its continuing ability to maintain and increase operating margins by reducing costs and improving productivity on an ongoing basis, including by achieving economies of scale through consolidation.

   o Shorter Product Development Cycles. Suppliers are under pressure from VMs to respond more quickly with new designs and product innovations in order to support rapidly changing consumer tastes and regulatory requirements. Vehicle demand in North America has shifted from cars to light trucks and vans over the last several years, requiring suppliers to modify their operations to focus on parts for these vehicles. In North America and Europe, consumers have been increasingly seeking vehicles with more lower-cost ride and handling performance, safety, security, communications, convenience and entertainment options, such as global positioning systems, air conditioning, anti-lock brakes, air bags, power steering, keyless entry and advanced emissions control systems. In developing countries, as broad economic improvements are made, demand has increased for smaller, less expensive vehicles that satisfy basic transportation needs. Additionally, increasingly stringent government regulations regarding vehicle safety and environmental standards, such as those mandating the use of airbags in new vehicles and emissions standards, are driving new product development.

Strategy

     The key elements of our business strategy are to supply our customers with high-quality, innovative components, systems and modules; to exceed existing customers' expectations while building new relationships; to leverage our global presence to meet our customers' needs; to improve our operating performance; and to complete strategic acquisitions, joint ventures and alliances. Each of these elements is discussed more fully below:

     Supply High-Quality, Innovative Components, Systems and Modules. We believe that the current industry trend towards increased system and module sourcing by VMs creates a substantial competitive advantage for our company. We believe that our extensive operating history as a vertically integrated supplier to the world's largest VM provides us with the electronics integration and other technical expertise, breadth of product offerings and manufacturing scale needed to compete successfully on a system and module basis while continuing to supply high-quality components. We have developed significant systems capabilities in a number of key product areas, including power and propulsion systems, ride and handling systems, passenger environment systems, and control and communication systems. We also have substantial in-house electronics integration capabilities. We coordinate our product development and marketing efforts across all of our product groups and sectors.

     By building on our electronics integration expertise, our systems capabilities and the breadth of our product offerings, we are working to develop high-quality product offerings which will provide our customers with the ability to offer consumers enhanced vehicle control, superior occupant protection, collision avoidance systems, onboard communications systems, advanced energy and engine management systems, advanced electrical and electronic vehicle architecture and passenger entertainment and convenience features at competitive prices.

     Exceed Existing Customers' Expectations while Building New Relationships. We are pursuing increased business with customers other than GM-North America and we believe that our principal opportunity for future earnings growth will be increased sales to these customers. Although we intend to pursue new business with GM and expect to continue to be a principal supplier to GM and its GM-North America operations for a significant period of time, our strategy focuses on growing our business across a more diversified customer base, thereby making us less dependent on the volume of vehicles produced by GM-North America.

     Our goal has been and continues to be to increase our total sales to customers other than GM-North America to at least 50% of our total sales by the end of 2002. We caution you, however, that this goal is a "forward-looking statement" that may turn out not to be attainable. We cannot give you any assurance that we will achieve this goal, including within the time period indicated. In establishing and measuring our progress towards achieving this goal, we include in "total sales" all of the sales from minority joint ventures and other investments even though these sales are not reflected in our sales as reported in our consolidated financial statements included elsewhere in this report. On this basis, in 1998, 62.2% of our total sales were to GM-North America and 37.8% of our total sales were to other customers, as compared to 73.7% and 26.3% of our total sales, respectively, in 1993. Excluding these minority joint venture sales, the percentages for GM-North America are higher.

     We believe that, as an independent company no longer owned by General Motors, we will have significant opportunities to expand our business with other VMs around the world. We believe that our status as a part of GM has historically been a major impediment to the expansion of our business with customers other than GM, as other VMs have shown varying degrees of reluctance to source extensively from a supplier owned by a major competitor.

     Our focus on customer satisfaction, as demonstrated by our technology leadership, product quality, cost control and customer responsiveness, positions us well as we strive to increase our sales to customers other than GM-North America. This focus also enhances our ability to execute our business with GM-North America. In order to better serve our customers, our sales and marketing personnel are organized into 25 dedicated customer service teams, 19 of which work with customers other than GM. Each of our major customers is served by its own team which has responsibility for satisfying that customer's needs. Each team is lead by one of our managers and functions as a single point of contact within the company to represent the interests of the customer throughout our organization. These teams are supported by our network of manufacturing facilities and engineering and technical resources worldwide.

     Leverage Global Presence. We can provide significant manufacturing, engineering, technical and other support to our customers in every major market in which they operate. We believe that our geographic presence is one of the broadest in the industry. As of December 31, 1998, we had 168 wholly owned and leased manufacturing sites, 27 technical centers, 51 customer service centers and sales activity offices and 40 joint ventures or other strategic alliances in 36 countries on six continents. We are continuously evaluating and enhancing our engineering and technical resources, which currently include over 15,000 engineers, scientists and technicians, to provide an efficient, customer-focused global network of engineering and technology customer centers that we believe will better serve our customers around the world.

   We believe that we are particularly well positioned as VMs turn to global vehicle platforms, such as world cars, that are manufactured and sold in numerous markets around the world. Since we have manufacturing sites located in every major region around the world, we are often able to capitalize on these world car opportunities to gain access to new customers. Delphi currently supplies parts for a number of global vehicle platforms. In addition, we believe that our global presence also provides us opportunities by allowing us to leverage sales to a customer in one location or for one product into sales in other locations and for other products.

      From 1992 to 1998, the percentage, based on square footage, of our wholly owned and leased manufacturing sites located outside the United States and Canada has increased from about 20% to about 30%, reflecting the globalization of our VM customers. During the same period, the percentage of our employees located outside the United States and Canada has increased from about 38% to about 60%. About 30% of our total 1998 sales were derived from products manufactured at sites located outside the United States and Canada. See "Item 2. Properties" for additional information on our facilities and capabilities.

   We also have a large number of joint ventures and other strategic partnerships in various locations throughout the world, with the largest number located in the Asia/Pacific region, including China and Korea. Our joint ventures and other investments as of December 31, 1998 are shown below by geographic region:

                 United States/Canada............................   5
                 Europe/Middle East/Africa.......................   8
                 Mexico/South America............................   8
                 Asia/Pacific....................................  19
                                                                   --
                   Total.........................................  40
                                                                   ==

For financial information regarding the principal geographic areas in which we operate, see Note 14 to the consolidated financial statements included elsewhere in this report.

     Improve Operating Performance. We have developed, and are implementing, initiatives to improve our operating performance. Operational improvements have enabled Delphi to achieve significant cost reductions and improve productivity in the face of an increasingly aggressive cost focus by most major VMs. Our continued ability to realize operating performance improvements is important to our ability to achieve our business objective. Although we have made substantial progress in implementing the initiatives described below, we believe that in many cases the full impact of these initiatives has not yet been realized. Our primary initiatives to improve operating performance are:

   o Delphi Manufacturing System. In 1997, we developed and began the process of implementing the Delphi Manufacturing System throughout our global operations which involves reorganizing the workplace and improving the production process in order to maximize manufacturing flexibility, reduce total manufacturing costs and achieve lean production. Under the Delphi Manufacturing System, traditional manufacturing production lines are replaced by more flexible manufacturing cells which focus on utilizing one-piece production flow rather than traditional batch processing. These flexible manufacturing cells typically consist of clusters of individual manufacturing operations and efficient work stations, with the operators placed centrally within each cellular configuration to increase operational availability. This cell design provides flexibility by varying the number of operations each operator performs. The Delphi Manufacturing System has allowed us to improve our product quality and be more responsive to the changing needs of our customers. We believe that continued implementation
     of  the  Delphi  Manufacturing   System  will  allow  us  to  improve  our
     manufacturing productivity, increase our daily inventory turns and reduce our production lead times.

   o Structural Cost Reductions. We continuously seek to achieve savings through reducing our structural costs. Structural costs generally consist of our fixed costs, including our selling, general and administrative and other commercial costs, engineering costs and labor and other manufacturing costs. We expect to continue to reduce our structural costs principally through infrastructure improvements, such as combining operations whenever possible to reduce our overhead, administrative and related costs, and eliminate redundancies. Separately, in connection with the recent integration of Delco Electronics into our operations, we expect to realize additional structural cost savings. We also seek to reduce our structural costs by implementing a unified, common approach to operations throughout our global facilities, including a common organizational and management structure, application of the Delphi Manufacturing System at all of our manufacturing plants, common training programs and a common set of key metrics for measuring actual performance in comparison to common standards and goals.

   o Global Sourcing. We use global sourcing in order to obtain the best prices for our direct and indirect materials, machinery and equipment and services. Global sourcing is a competitive bidding process among prospective suppliers located throughout the world. Our purchasing process is organized by commodity groups for each major region of the world and focuses on advance, long-term sourcing through long-term or lifetime contracts. In order to ensure a consistent high-quality supply of goods and services, we utilize common systems, policies and procedures across our company, including a common supplier quality improvement process. Due to our size, we believe we have sufficient scale and purchasing leverage to enable us to continue to secure significant volume discounts after our separation from GM. On average, since 1993, we have reduced our materials costs by about 3% to 4% per year based on a year-to-year actual price comparison, excluding Delco Electronics, which was not integrated into our operations until December 1997.

     o Labor Relations. We emphasize the sharing of relevant information with our international and local union leadership worldwide and working with the unions to jointly develop local work rules and practices. While we have been a part of GM, the national labor agreements negotiated by GM with the unions have applied to our workforce in the United States and Canada. We believe that, as a fully independent company with control over our own labor relations after the Distribution, we would have the right to negotiate regarding our own national and local labor agreements directly with the unions representing our employees. We believe that our complete separation from General Motors will enable us, over time, to increase our competitiveness by establishing local work rules and practices more consistent with those generally prevailing in the automotive parts industry. However, we cannot assure you as to when or the extent to which we will be able to achieve these benefits.

     o Product Portfolio Management. We have implemented a portfolio management process designed to streamline and focus our product portfolio to facilitate our emphasis on comprehensive, integrated systems-based solutions for customers. Under this process, our management regularly evaluates all of our company's product lines in order to analyze how each product supports our overall vision and strategic objectives. Excluding Delco Electronics, we streamlined our portfolio as a result of this process to about 151 product lines in 1998, down from about 210 in 1992. Our current product portfolio includes about 190 product lines and reflects the integration of 30 product lines from Delco Electronics as well as new product development activities. We expect to continue to review and refine our product portfolio in light of industry trends, with an emphasis on integrated systems and modules as well as product featuring electronics integration.

     o Fix/Sell/Close Process. We have adopted a "fix/sell/close" process to improve our cost competitiveness. Under this process, we review our global operations and investments, including our joint ventures, on an ongoing basis to identify operations or investments not performing at desired levels. These operations or investments are placed into a category to be fixed, sold or closed. With input from our unions, management then develops a specific plan to deal with each operation in a timely manner. With respect to many of our operations in North America, both our local and international unions have cooperated with management in initiatives to improve the viability of our operations. As operations are improved or eliminated, they are removed from the category. Since 1995, this process, together with the product portfolio process described above, has resulted in the closing, sale or consolidation of over 50 operations worldwide as well as the substantial improvement of many other operations. We will continue to monitor our operations and investments and we believe that this ongoing process will continue to improve our cost competitiveness in the future. However, our ability to eliminate product lines, close plants and divest businesses is subject to certain restrictions in our Supply Agreement with General Motors as described elsewhere in this report.

     Complete Strategic Acquisitions, Joint Ventures and Alliances. We intend to participate actively in the industry trend towards consolidation by pursuing strategic acquisitions and alliances in order to complement or fill gaps in our existing product portfolio, enhance our design and manufacturing capabilities, improve our geographic presence in selected areas and increase our access to new customers. We will be restricted from executing certain types of transactions without GM's consent for a period of time following the IPO and the Distribution as a result of covenants arising from our separation from GM as described elsewhere in this report. In addition, we are bound for limited periods of time by certain covenants not to compete which we entered into in connection with some of our past divestitures. We do not believe that these restrictions will materially impair our ability to execute this business strategy.

     While we currently believe that we will be able to successfully execute the business strategies outlined above, we cannot assure you in this regard. Our ability to execute each of the business strategies discussed above is subject to numerous risks and uncertainties, including those described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our registration statement on Form S-1, dated February 4, 1999 (Registration No. 333-67333).

Research and Development

     We have substantial technical and vehicle integration expertise as a result of our extensive operating history as the in-house supplier to the world's largest VM. We were the first supplier to produce a number of new products, including the first electric self-starter, in-dash radio, turn signal, catalytic converter, airbag, tilt steering column, independent front-wheel suspension, energy-absorbing steering column, electric power sliding door and integrated child safety seat. More recently, we were the first supplier to produce brake-by-wire systems and computer-controlled engine management systems. As a result, we have developed a comprehensive knowledge of the design, engineering, manufacture and operation of all aspects of the automotive vehicle.


     We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 1998, we employed more than 15,000 engineers, scientists and technicians around the world. We continuously evaluate and enhance our engineering and technical resources and are currently considering plans to reorganize our worldwide engineering and technical resources into a more efficient, customer-focused global network.

     We believe that continued research and development activities are critical to maintaining our leadership position in the industry. Our total expenditures for research, development and engineering activities were $1.4 billion, $1.5 billion and $1.6 billion in 1998, 1997 and 1996, respectively. As a result, we have introduced over 50 new products and processes during each of the last several years.

Intellectual Property

     We have generated a large number of patents and trademarks in the operation of our business. Under our separation arrangements with GM, generally speaking, we own the patents, patent applications and records of invention that are primarily related to components produced or sold by us and any other patents that would be more valuable to us than to GM. Accordingly, GM has transferred to us full or partial ownership of about 2,800 patents, 640 U.S. patent applications and 620 records of invention as well as the corresponding foreign patent and patent applications. In addition, we and GM have agreed to license certain of our existing patents to each other. While we believe that these patents, inventions and licenses are, in the aggregate, important to the conduct of our business, none is individually considered material to our business.

     Although we do not rely on material "patent-protected" technology, our ability to continue to generate technological innovations is important to ensure our long-term success as well as the competitiveness of our business. Our focus on innovation is evidenced by the 586 patents relating to our business which have been recorded in recent years. We intend to continue to actively pursue technological innovation.

     GM has transferred to us ownership of about 1,170 trademark registrations and applications, including about 70 in the United States, as well as unregistered trademarks. Our trademarks include the following: E-STEER(TM), FOREWARN(TM), Freedom(TM), Gold Dot(TM), INTELLEK(TM), Monsoon(TM), QUADRASTEER(TM) and TRAXXAR(TM).

Products  and Competition

    We believe that we have the largest and most diversified portfolio of products in the industry. Our product offerings are organized in three product sectors: Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. For more information on our product sectors, see Note 14 to the consolidated financial statements included elsewhere in this report.

     We conduct our business in a highly competitive industry. The global automotive parts industry principally involves the supply of components, systems and modules to VMs for the manufacture of new vehicles, to other suppliers for use in their product offerings and to the aftermarket for use as replacement parts for older vehicles. Although the overall number of our competitors has decreased due to ongoing industry consolidation, the automotive parts industry remains extremely competitive. VMs rigorously evaluate suppliers on the basis of product quality, price competitiveness, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, leanness of facilities, operational flexibility, customer service and overall management. Some of our competitors have substantial size and scale and some have lower cost structures, particularly lower hourly wage structures, than our company.

     Our overall product portfolio is extremely broad by industry standards. Very few other Tier 1 suppliers compete across the full range of our product areas. However, we do face significant competition across all three of our principal product sectors from each of the following major Tier 1 suppliers:
Robert Bosch GmbH, Denso Inc. and Visteon Automotive Systems, a unit of Ford Motor Company. Our product sector offerings and principal competitors are summarized below:


   Electronics & Mobile Communication. Our Electronics & Mobile Communication product sector accounted for $4.6 billion, or 16.1%, of our 1998 net sales, excluding certain inter-sector sales which we eliminate for purposes of determining our total consolidated net sales. This sector is one of the leading global providers of automotive electronics products. The sector also offers a wide variety of audio and communication systems for the vehicle. The automotive electronics capabilities of this sector are utilized in connection with many of the product offerings of our two other product sectors to produce systems, subsystems and modules designed to enhance vehicle safety, comfort, security and efficiency. Our principal competitors in the Electronics & Mobile Communication product sector include the following: Denso Inc., Siemens AG, Robert Bosch GmbH, Mannesman VDO AG and Motorola, Inc. Our principal electronics and mobile communication product lines include the following:

        Product Line                     Description
        ------------                     -----------
      Audio Systems          Audio systems and components ranging from AM radios
                             to integrated compact disc players, including the
                             Monsoon(R) Audio System.
      Communication          Communication and information systems, including
      Systems                the EyeCue(R) head up display system and  mobile
                             multimedia.
      Advanced Controllers   Microprocessor-based engine management controllers
                             and anti-lock brake controllers.
      Powertrain and Engine  Modules designed to optimize engine and
      Control Modules        transmission performance.
      Collision Warning      FOREWARN(R) collision warning systems  are
      Systems                microwave-based forward, rear and side object
                             detection systems which present warning signals to
                             drivers in a wide range of formats and warning
                             levels.
      Security Systems       Products include sounders, inclination sensors,
                             glass breakage sensors, remote key actuation
                             products and vehicle immobilization products, some
                             of which are sold under the TEXALARM(R) brand.
      Safety Systems         Products include frontal inside airbag controllers,
                             occupant positioning, adaptive restraints and roll-over sensing.

   Safety, Thermal & Electrical Architecture. Our Safety, Thermal & Electrical Architecture product sector accounted for $11.1 billion, or 39.0%, of our 1998 net sales, excluding inter-sector sales. This sector offers a wide range of products relating to the vehicle interior as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. The sector also offers thermal products, including powertrain cooling systems and climate control systems that meet global mandates for alternative refrigerant capabilities. The sector is also a global leader in the production of wiring harnesses and connectors for electrical power and signal distribution. Our principal competitors in the Safety, Thermal & Electrical Architecture product sector include the following:
Yazaki Corp., Valeo SA, Autoliv Inc., Denso Inc. and TRW Inc.

   o Interior Products. These products accounted for $3.3 billion, or 29.7%, of the Safety, Thermal & Electrical Architecture product sector's 1998 net sales, excluding inter-sector sales. Our principal interior product lines include the following:

        Product Line                    Description
        ------------                    -----------
      Safety/Airbag          Airbag systems and modules and adaptive restraint
      Systems                technologies, including driver and passenger airbag
                             modules, side airbag modules and  integral steering
                             wheels.
      Door Modules           Integrated door hardware systems with various
                             features of power and signal distribution, safety
                             and security, heating, ventilation and air
                             conditioning ("HVAC"), electronic control and
                             interior trim systems.
      Power Product          Systems include power sliding doors, power
      Systems                liftgates and power decklids.
      Modular Cockpits       Fully integrated interior systems, featuring
                             electrical/electronic systems, structure and trim systems, steering systems, thermal systems and entertainment and safety systems.


   o Thermal Products. These products accounted for $2.7 billion, or 24.3%, of the Safety, Thermal & Electrical Architecture product sector's 1998 net sales, excluding inter-sector sales. Our principal thermal product lines include the following:

         Product Line                    Description
         ------------                    -----------
      Thermal Management     Systems designed to optimize total vehicle thermal
      Systems                management functions, maintain passenger comfort
                             and  powertrain cooling in all climates and driving
                             conditions.
      Climate Control        Systems which include HVAC  modules, compressors
      Systems                and condensors and are designed to maintain
                             passenger comfort in all climates and weather
                             conditions.
      HVAC Systems and       HVAC systems and modules regulate airflow,
      Modules                temperature, humidity and air direction and include
                             evaporators, lightweight aluminum heater cores,
                             blower motor fans and compressors.
      Powertrain Cooling     Systems designed to optimize powertrain cooling for
      Systems                various driving conditions, including radiators,
                             fans and hoses.
      Front End Modules      Modules feature a single-part concept, resulting
                             in reduced product weight and size and higher system performance at lower cost.

   o Power and Signal Distribution Products. These products accounted for $5.1 billion, or 46.0%, of the Safety, Thermal & Electrical Architecture product sector's 1998 net sales, excluding inter-sector sales. Our principal power and signal distribution product lines include the following:

        Product Line                     Description
        ------------                     -----------
      Electrical/Electronic  Products and services relating to E/E system design
      ("E/E")  Systems       and production, including E/E centers designed
      Centers                in a variety of configurations and tailored to meet
                             customer-specific applications.
      Connection Systems     Wiring connection systems with current-carrying
                             capacity  ranging from signal-level to over 300
                             amps, including the GT Connection System(TM), and a
                             variety of fiberoptic data network and
                             point-to-point connection systems.
      Electronic Products    Electronic products featuring micro-processor based
                             designs with custom integrated  circuits and
                             analog/digital/microcomputer/mixed design
                             capabilities.
      Advanced Data          Products include an optical star coupler, which
      Communication Systems  distributes data in  real time via plastic optical
                             fiber throughout an expandable network;   and
                             customized multiplex systems and components.
      Fiber Optic Lighting   DELight(TM) fiber optic lighting systems utilize
      Systems                centrally located light sources to provide lighting
                             throughout the vehicle.
      Ignition Wiring        Ignition wiring systems and components.
      Systems
      Sensors                Temperature sensors and multifunction sensors that
                             integrate electronics into the packaging.  Some of
                             these  sensors are sold under the  brand name
                             INTELLEK(TM).
      Switch Products        Pushbutton switches, elastomer switches
                             incorporating integrated electronics and miscellaneous specialty switches.


   Dynamics & Propulsion. Our Dynamics & Propulsion product sector accounted for $12.8 billion, or 44.9%, of our 1998 net sales, excluding inter-sector sales. This sector offers a wide range of energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. The sector also offers all major chassis control systems--steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. The sector's steering products feature vehicle control and driveline technologies and advanced electronic controls to improve performance. Our principal competitors in the Dynamics & Propulsion product sector include the following:
Robert Bosch GmbH, LucasVarity PLC, NSK Ltd., Siemens AG and TRW Inc.

   o Energy and Engine Management Products. These products accounted for $5.8 billion, or 45.3%, of the Dynamics & Propulsion product sector's 1998 net sales, excluding inter-sector sales. Our principal energy and engine management product lines include the following:

        Product Line                     Description
        ------------                     -----------
      Air/Fuel Management    Subsystems measure, control, manage and deliver
                             a combustible mixture of fuel and air to the
                             combustion chamber.
      Energy Storage and     The generator and battery comprise the principal
      Conversion             electrical system in the  vehicle.   The  battery
                             stores energy for transfer to the starter during
                             engine start-up;  once the engine is running, the
                             generator supplies the vehicle's  electrical power
                             requirements.   Among other products, we sell
                             batteries into the aftermarket under the brand, as
                             described under "--Customers--Aftermarket."
      Valve Train            Systems manage engine timing and performance to
                             improve fuel economy, reduce emissions and
                             increase torque and power.
      Exhaust                Subsystems carry  gas away from the engine and
      After-Treatment        removes harmful chemical compounds through
                             catalytic reaction of contaminants.
      Sensors and Solenoids  Sensors, including our INTELLEK(TM) brand sensors, monitor conditions such as presence, speed and
                             chemical content within the vehicle.  Solenoids are
                             actuators that control mechanical movement and  the
                             flow of fluids within the vehicle.
      Ignition               Subsystems provide spark energy for combustion
                             initiation of the air/fuel mixture.   Coils,
                             electronics, wires/boots and spark plugs generate
                             and deliver a high voltage charge to the combustion
                             chamber.
      Fuel Handling          Subsystems contain and deliver fuel to the air/fuel
                             architecture and control evaporative emissions.
      Controls               Subsystems consist of the electronic control module
                             and related software and algorithms which are
                             customized to meet VM needs.
      Advanced Propulsion    New propulsion technologies include different
      Systems                vehicle system approaches--from powertrain
                             integration to advanced electro-chemical fuel cell engines.


   o Chassis Products. These products accounted for $3.8 billion, or 29.7%, of the Dynamics & Propulsion product sector's 1998 net sales, excluding inter-sector sales. Our principal chassis product lines include the following:

        Product Line                    Description
        ------------                    -----------
      Intelligent Chassis    TRAXXAR(TM) vehicle stability enhancement system
      Control Systems        integrates all major chassis control
                             systems--steering, braking, suspension and
                             powertrain.   GALILEO(TM)intelligent brake-by-wire
                             control system combines power assist, anti-lock braking functions traction control and tunable pedal feel in a modular design.

       Advanced  Ride        Manual Selectable Ride  System is a controlled
       Control Suspension    suspension system  designed  with  two independent
       Systems               driver-selectable levels of damping.  Continuously
                             Variable Real-Time Damping System provides full car
                             modal control with continuously variable
                             independent damping control at each corner.
      Chassis Systems and    Systems and modules include complete wheel-to-wheel
      Modules                modules, chassis corner modules, brake corner
                             modules, damper modules and bearings.
      Brake Systems          Anti-lock brake systems feature solenoid technology
                             and can accommodate traction control, variable
                             effort steering and other vehicle enhancements.
      Suspension and Brake   Components include calipers, rotors, drums, master
      Components             cylinders, boosters, drum brake assemblies, shock
                             absorbers and leveling height sensors.

   o Steering Products. These products accounted for $3.2 billion, or 25.0%, of the Dynamics & Propulsion product sector's 1998 net sales, excluding inter-sector sales. Our principal steering product lines include the following:

        Product Line                     Description
        ------------                     -----------
      Steering Systems       Steering components and fully  integrated systems.
                             Components include hydraulic pumps, steering gears
                             and steering hoses.
      Columns and            Steering columns, including TILT WHEEL(TM),
      Intermediate           LUXURY-TILT(TM) power adjustable wheel function
      Shafts                 and  manual tilt and telescope.  Intermediate shaft
                             offerings include cardan joint, flexible couplings,
                             pot-style joint, spline shaft and concentric
                             isolator.
      Driveline Systems      Halfshafts that transmit the power of the vehicle's
                             engine to the wheels.  Integrated halfshaft designs
                             in a wide variety of joint types and sizes.
      Fuel Efficiency and    E-STEER(TM) Electric Power Steering is and
      Performance Steering   all-electric, engine independent system  featuring
      Systems                space efficiency, environmental compatibility and
                             fuel efficiency.
                             E-H-STEER(TM) Electro-Hydraulic Power Steering features optional variable-assist steering.
                             QUADRASTEER(TM) Four Wheel Steering features a short turning radius, enhanced control and improved handling. MAGNASTEER(TM) Magnetic Variable Assist
                             Steering features variable effort power steering.


Customers

     General. We currently sell our products to all of the major VMs. While we expect our business with customers other than GM to increase over time, we also expect that GM will remain our largest customer by far for a significant period of time due to the long-term nature of sales contracts in our industry, our strong customer-supplier relationship with GM and the new supply agreement we entered into with GM in January 1999 in connection with our separation from GM (the "Supply Agreement") (See "--Arrangements between GM and Delphi--Supply
Agreement"). We supply parts to each regional sector of GM's Automotive Operations, including its automotive operations in the United States, Canada and Mexico ("GM-North America"), and to GM's automotive operations throughout the rest of the world ("GM-International"). In addition, we sell our products to the worldwide aftermarket for replacement parts. Currently, most of our aftermarket sales are to GM's Service Parts Operations ("GM-SPO") for distribution principally to the North American aftermarket.

   The following table shows how our total sales were derived for each of the last three years. The percentages for 1998 were affected by work stoppages at certain GM and Delphi locations in the United States in June and July 1998.

                                               Total Sales
                                               Year Ended
                                              December 31,
                                        --------------------------
                  Customer                1998     1997     1996
                  --------                ----     ----     ----
                GM-North America..........62.2%    65.4%    66.6%
                GM-International..........11.0     11.2     11.7
                GM-SPO.................... 5.4      5.1      5.2
                                          ----     ----     ----
                  Total GM................78.6     81.7     83.5
                Other Customers...........21.4     18.3     16.5
                                          ----     ----     ----
                                          100.0%   100.0%   100.0%
                                          =====    =====    =====

   For purposes of the foregoing table, "total sales" include all of the sales from joint ventures and other investments in which we own a minority interest even though these sales are not reflected in our sales as reported in our consolidated financial statements included elsewhere in this report. This is how we have historically tracked our sales by customer for internal purposes. We include our minority joint venture sales for this purpose because, among other things, they principally relate to our joint ventures outside the United States where we frequently have significant influence over product design and technology and customer relationships but do not own more than 50%. If we owned more than 50% of these joint ventures, in most cases, we would include these sales in our consolidated sales. In addition, many of these joint ventures use our technologies. If we did not include these sales, the percentages set forth above for GM would be higher.

     Awarded Business. We have a substantial base of awarded business from VMs, including business with GM-North America under arrangements that are governed by the Supply Agreement. We track as "awarded business" the future sales that we have a strong expectation of realizing based on various types of VM awards to us and various assumptions we make regarding, among other things, the timing and volume of vehicle production, option mix and product pricing. On that basis, we believe that we currently have a solid foundation of awarded business upon which to grow our company. We cannot assure you, however, that we will in fact realize any specific amount of awarded business because it remains in all cases subject to a number of important risks and uncertainties. We currently estimate revenues from our existing awarded business to be about $28 billion for 1999 and about $22 billion for 2003. The amount of our awarded business declines over time as the vehicle programs in which we are currently participating mature and eventually terminate. However, particularly in the later years, we expect that we will be awarded additional business from GM and other customers.

   Sales to General Motors. In 1992, General Motors launched a major reorganization of its automotive business to streamline its business practices and downsize its North American automotive operations. At that time, GM announced its intention to begin filling its procurement needs on a global basis. GM strives through this global sourcing strategy to leverage its purchasing power by sourcing its products on a global basis and to increase competition for its business among its suppliers on the basis of quality, service, technology and price. Pursuant to this initiative, GM has provided suppliers worldwide with the opportunity to bid for GM-North America business historically sourced with us. As a result, our share of GM-North America's automotive parts requirements has declined since 1992.


     We believe that we are and will continue to be able to compete effectively for GM-North America business because of the high quality of our products, our ongoing cost reduction efforts and our product and technological innovations. As a principal supplier to GM, we periodically have discussions with GM relating to its future vehicle programs and our long-term technology and product development. Although we have no commitments to GM in this regard, we expect to continue these discussions for some period of time after our separation from GM based on our strong customer-supplier relationship. However, we do expect the portion of GM-North America's automotive parts requirements which we supply and the prices we charge to GM-North America to continue to decline over the next several years. As a result, we also expect that our total sales to GM will decline over the next several years. Through our strategy of aggressively pursuing increased business with customers other than GM-North America, including additional sales to GM-International, however, we will strive to mitigate these effects and increase our total sales.

     We have historically supplied a lower percentage of GM-International's automotive parts requirements than the percentage of parts we have supplied to GM-North America. Until the last several years, we were operated by GM as a captive, North America-based supplier to GM's North American operations. As a result, we did not focus heavily on our global business opportunities, including those with GM-International. We also did not have the global presence to compete effectively for GM-International business. As noted above, we have substantially expanded our global presence over the last several years and intend to continue to compete for additional GM-International business.

   Supply Agreement. The Supply Agreement we have entered into with General Motors in connection with our separation provides that all existing contracts between General Motors and our company as of January 1, 1999 will generally remain in effect, including the pricing, duration and purchase order terms and conditions. However, the timing of payments from GM to us under the existing contracts will change. The Supply Agreement provides us with certain rights to provide on competitive terms the first replacement cycle of all product programs in the United States and Canada which we were providing to GM as of January 1, 1999, provided that GM sources such replacement programs prior to January 1, 2002 and we are competitive in terms of design, quality, price, service and technology as these factors relate to all aspects of bid packages that may be submitted by other suppliers. For more information regarding the terms of the Supply Agreement, see "--Arrangements Between GM and Delphi--Supply Agreement."

   Other VMs. Although General Motors is by far our largest customer, we do business with all of the other major VMs worldwide. Our top five VM customers other than GM are DaimslerChrysler, Toyota, Fiat, Volkswagen, and Renault. Our combined sales to these customers accounted for about 8% of our total 1998 net sales, and our top ten VM customers other than GM accounted for about 11% of our total 1998 net sales. In determining these percentages, we have not included sales of entities in which we have a minority interest.

   Substantially all of our existing contracts with these non-GM customers, which we entered into while we were a business sector of GM, require the consent of the customer in order to assign or transfer the contract. We have had discussions with all of our major non-GM customers regarding our separation from GM and our intent to continue to perform under these existing contracts. Given the extremely large number of existing contracts with our non-GM customers and the positive feedback received during discussions with our major non-GM customers, we do not currently intend either to seek consents from or to enter into new contracts with these customers in connection with our separation from GM. Based on these discussions, we do not believe that our separation from GM will adversely affect our business with these customers. However, we cannot assure you in this regard.

   Aftermarket. We sell products to the worldwide aftermarket as replacement parts for current production and older vehicles. In 1998, our aftermarket revenues of $2.1 billion represented 7.2% of our total net sales. We currently sell most of these products into the North American aftermarket under arrangements with GM-SPO, the principal aftermarket sales organization of GM. GM-SPO distributes replacement parts to the aftermarket primarily through GM automobile dealerships and independent distributors, including warehouse distributors and direct retailers. Outside North America, we principally sell into the aftermarket through independent distributors.

     Under the terms of our separation from GM, we and GM have agreed that, subject to certain exceptions, GM-SPO will be the exclusive distributor of our products into the U.S. aftermarket and we will be the exclusive supplier of these products to GM-SPO through at least December 31, 2000. GM-SPO currently markets our products under a number of brand names, including ACDelco(R), Freedom(R) and Voyager(R). In connection with our separation from GM, we have agreed with GM-SPO to split the ownership of these aftermarket brands. GM-SPO owns the ACDelco brand and any AC and Delco derivatives and formatives. However, as described further under "Arrangements Between Delphi and General Motors--Intellectual Property," we have been granted a perpetual, worldwide, royalty-free license to use the trade name "Delco Electronics" and the trademarks "DELCO" and "DELCO ELECTRONICS" in connection with certain of our products as well as a worldwide license to use the trademarks "AC," "DELCO" and "AC Delco" until January 1, 2000. We own the Freedom brand, although we may not use the brand in the United States until the expiration of our arrangement with GM-SPO. GM-SPO will own the Voyager battery brand, but may only use it on batteries it purchases from us. For more information about these arrangements, see "--Arrangements Between GM and Delphi --Aftermarket Sales."


     We have historically derived our principal aftermarket revenues through our relationship with GM-SPO. We believe that there exist opportunities to increase our revenues from sales in the aftermarket and augment the "Delphi" brand presence in the aftermarket over time by establishing new supply relationships with various participants along the aftermarket distribution channel. We believe that our ability to sell products developed for the VM market to aftermarket customers can reduce the impact of adverse changes in demand for new vehicles. With respect to the aftermarket in the United States, we intend to continue to sell products through GM-SPO until the expiration of the transitional arrangements described above. Outside the United States, we are initially focusing on the aftermarket business in Europe and South America.

   We believe that incremental aftermarket sales opportunities will be available to us following our complete separation from GM. However, growth in the highly competitive aftermarket business will take time to achieve in light of the significant investment in an aftermarket distribution infrastructure that is required.

   Non-VM  Customers.  We are also  diversifying  by  supplying  certain  of our products, including connection systems, flex-circuits wiring, instrumentation and map sensors, to new customer areas, such as the aerospace, motorcycle and computer industries. Our non-VM customers include Boeing Company, Harley-Davidson Inc. and Silicon Graphics Inc. We are also building relationships with Tandem Computers Inc., Storage Technologies and Lucent Technologies Inc. These non-VM sales accounted for only a nominal amount of our total 1998 net sales. We believe that opportunities exist to increase our sales in this area and we intend to continue to work to expand our sales to non-VM customers.

Variability in Delphi's Business

   There are a number of factors that contribute to variability in our business. The variability can produce significant fluctuations in sales and earnings from quarter to quarter, and in some cases from year to year. The primary factors that affect variability are summarized below.

   Automotive Industry. Almost all of our business is directly related to automotive sales and production by our customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Any significant reduction in automotive production and sales by our customers would have a material adverse effect on our business.

   Regional. We have substantial operations in every major region of the world and economic conditions in these regions often differ. The recent economic downturn in Asia and in Brazil and other regions of Latin America, including Mexico, has led to reductions in demand for automobiles and component parts in those areas and has had an adverse effect on our financial results in 1998. To the extent that these conditions continue to worsen, or spread to other regions, particularly in the United States, our business will continue to be adversely affected.

   Seasonal. Our business is moderately seasonal as our primary North American customers historically halt operations for about two weeks in July and about one week in December. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third and fourth quarter results may reflect these trends.

Purchasing

   We purchase various raw materials for use in our manufacturing processes. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins. All of these raw materials, except the platinum group metals we use to produce our catalytic converters, are available from numerous sources. Currently, all of the platinum group metals used by Delphi for catalytic converters produced for GM are purchased by GM directly from suppliers of these metals which are located principally in Russia and South Africa. In light of the potential political instability in these areas, Delphi maintains a three to four month inventory of platinum group metals. Delphi purchases the platinum group metals it uses in catalytic converters manufactured for its customers other than GM directly from suppliers.

   We have not experienced any shortages of raw materials or other products and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet our production and shipping schedules, except for the three to four month supply of platinum group metals.


Environmental Compliance

     We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements. We cannot assure you, however, that we are at all times in compliance with all such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect capital or other expenditures for environmental compliance to be material in 1999 or 2000. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

   We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been alleged. As of December 31, 1998, Delphi had recorded a reserve of about $20 million for such environmental investigation and cleanup. We cannot assure you that our environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

   We have entered into certain arrangements with General Motors regarding the allocation of environmental liabilities relating to our business as part of our separation from General Motors. For more information, see "--Arrangements Between GM and Delphi --Real Estate and Environmental."

Arrangements Between GM and Delphi

     The separation of Delphi from General Motors and the transactions being undertaken in connection therewith are being effected pursuant to a Master Separation Agreement, dated December 22, 1998, to which Delphi and General Motors are parties (as amended from time to time, the "Separation Agreement"). In addition, we have entered into certain ancillary agreements contemplated by the Separation Agreement (collectively, as amended from time to time, the "Ancillary Agreements") and certain other agreements which govern various interim and ongoing relationships between us and GM. The Ancillary Agreements include, among others, agreements relating to the IPO and the Distribution, our sale of products to GM, employee matters, tax matters, intellectual property, real estate and environmental matters, product liability and the provision of certain interim services. The Ancillary Agreements also require us to cooperate with GM in all respects to complete the Distribution and provide for registration rights for GM in the event the Distribution is not completed or is completed without GM divesting itself of all of its Delphi Common Stock.

     Certain international, intellectual property and real property assets relating primarily to the business of Delphi are still held by GM or its affiliates, pending receipt of consents or approvals or satisfaction of other applicable requirements necessary for the transfer of such assets to Delphi. We do not believe that these assets and operations are, individually or in the aggregate, material to our company. However, the information included in this report, including our consolidated financial statements, assumes the completion of all such transactions. See "--International Agreements." In addition, certain information technology assets relating primarily to our business are still held by GM or its affiliates, pending receipt of consents necessary for the transfer of such assets to Delphi, or may be retained by GM if consents to their transfer cannot be obtained. Also, certain assets and liabilities relating to employees working under collective bargaining agreements will be transferred to Delphi in connection with the Distribution. Capitalized terms which we use in this section but do not otherwise define below or elsewhere herein have their respective meanings as set forth in the Separation Agreement.

     All of these agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from GM. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

     We have set forth below a summary description of the Separation Agreement and certain of the Ancillary Agreements. This description, which summarizes the material terms of such agreements, does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements. Certain of these agreements, including the Separation Agreement, the IPO and Distribution Agreement and the Registration Rights Agreement, the Supply Agreement, the Business Relationship Agreement, the U.S. Employee Matters Agreement and certain tax allocation agreements have been filed as exhibits to this report and are incorporated by reference.


   Separation Agreement. The Separation Agreement, which became effective on January 1, 1999, sets forth our agreements with GM with respect to the principal corporate transactions required to effect the transfers of assets and assumptions of liabilities necessary to separate our company from GM and certain other agreements governing our relationship thereafter.

     Transfer of Assets and Assumption of Liabilities. General Motors has transferred, or agreed to transfer, or to cause its subsidiaries and representatives to transfer, the Delphi Assets to our company and our subsidiaries, and we and our subsidiaries have assumed, or agreed to assume, and have agreed to pay, perform, satisfy and discharge on a timely basis the Delphi Liabilities in accordance with their respective terms. Except as expressly set forth in the Separation Agreement or in any Ancillary Agreement, GM has not made any representation or warranty with respect to any Delphi Asset and the Delphi Assets are being transferred on an "as is, where is" basis.

     Transition Services. The Separation Agreement provides that if we identify any services that GM, or its affiliates or their suppliers, were providing to us immediately prior to January 1, 1999 and any of such services is not being provided to us pursuant to any of the Ancillary Agreements, GM agrees, upon our written request, to use its reasonable best efforts to provide that service to us until January 1, 2000. GM is not required to provide any service which GM would not be legally permitted to provide to a third party. We must use all commercially reasonable efforts to obtain any transition services provided pursuant to this provision of the Separation Agreement from a source other than GM before January 1, 2000. If we cannot obtain such transition service from a source other than GM and such service is necessary to operate the Delphi Automotive Systems Business in substantially the same manner as it was conducted immediately before January 1, 1999, GM has agreed to provide such transition service to us for an additional period not to exceed six months.

     For the majority of the transition services provided to us by GM pursuant to the Separation Agreement and for services provided to us by GM pursuant to the Ancillary Agreements, we must pay GM on or prior to the fifteenth day following receipt of an invoice:

   (1)in the case of any transition service provided pursuant to the Separation Agreement or pursuant to an Ancillary Agreement in which a payment amount or formula has not been set forth, an amount equal to the cost historically allocated to our business for such services as of January 1, 1999, adjusted to reflect any changes in the nature, cost or level of services provided; provided that, if no cost has historically been allocated to us for such service, then we shall pay to GM:

      (a) that portion of the total costs borne by GM which GM would have allocated to Delphi under its internal allocation formula; plus

      (b) any direct user charges provided for in clause (a) above; plus

      (c) any other reasonable charges necessary to make GM whole for the provision of such services; or

   (2)in the case of any service to be provided pursuant to an Ancillary Agreement in which a payment amount or formula has been set forth, the amount owed pursuant to the terms of such Ancillary Agreement.

      If we make payment later than the forty-fifth day after the date we receive an invoice, we must pay interest on the amount due based on the Prime Rate. For any such services that are provided to us directly by third parties, we will pay such third party directly where such direct payment is permissible. These payment provisions do not apply to services provided to us pursuant to any real estate leases, any health care services pursuant to the Employee Matters Agreement, and certain other agreements. In addition, we are responsible for providing certain transitional services to GM with respect to certain businesses retained by GM.

      Ancillary Agreements. Except with respect to the provisions regarding payment for transition services described above, to the extent that any Ancillary Agreement expressly addresses any matters addressed by the Separation Agreement, the terms and conditions of the Ancillary Agreement will govern the rights and obligations of the parties regarding such matters. We must use all commercially reasonable efforts to obtain services provided to us by GM under the terms of those Ancillary Agreements relating to transition services from a source other than GM. Certain of the Ancillary Agreements provide that the transition service may be extended beyond the termination of the transition periods provided for therein and we expect that after the Distribution we would negotiate with GM at arm's length the terms of any such extension, including fair market value pricing for all such services.

      Indemnification. We have agreed to indemnify, defend and hold harmless General Motors and each of its subsidiaries and their respective successors-in-interest, and each of their respective past and present representatives against any losses, claims, damages, liabilities or actions arising, whether prior to or after the Contribution Date, out of or in connection with the Delphi Liabilities and/or our conduct of our business and affairs after the Contribution Date. Certain of the Ancillary Agreements provide for indemnification between us and GM relating to the substance of such agreements. The Separation Agreement and certain of the Ancillary Agreements specify certain procedures with respect to claims thereunder subject to indemnification and related matters.

      Claims  and  Litigation.   The  Separation   Agreement  provides  for  the
   allocation of the liability between us and GM for certain claims and litigation relating to or arising out of the Delphi Automotive Systems Business.

     o Product Liability. GM has retained responsibility for all product liability actions relating to products we manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. Responsibility for product liability actions relating to products we manufacture on or after January 1, 1999 and sell to GM shall be determined in accordance with the agreements for such sales. We will be responsible for liability relating to all products we sold at any time or sell in the future to customers other than GM. In connection therewith, we will indemnify GM against, and reimburse GM for costs associated with, the claims for which we are liable, and GM will indemnify us against, and reimburse us for costs associated with, the claims for which GM has retained liability.

     o General Litigation. With respect to general litigation claims, we have assumed the liability for all new claims related to the Delphi Automotive Systems Business and for certain specified claims. GM has agreed to defend certain other specified claims at our expense and GM has retained the liability for certain other specified claims. In connection therewith, we will indemnify GM against, and reimburse GM for costs associated with, the claims for which we are liable, and GM will indemnify us against, and reimburse us for costs associated with, the claims for which GM has retained liability.

     o Employment-Related Claims. We have assumed the liability for certain specified employment-related claims and we will indemnify GM against any such claims and reimburse GM for any legal or other expenses reasonably incurred by GM in connection with such claims. Certain other employment related claims will be jointly defended by us and GM. We have financial responsibility for employment related claims regarding all Delphi Employees and Delphi Terminated Employees whether incurred before or after the Contribution Date. We will mutually determine with GM how new claims shall be treated. However, U.S. claims for pension and welfare benefits from salaried employees who retire on or before the Contribution Date and hourly employees who retire on or before October 1, 1999 will remain the responsibility of GM.

      We have agreed with GM to cooperate with each other in the defense of any and all claims covered by these provisions of the Separation Agreement.

      Insurance. The Separation Agreement provides that during the period beginning on the Contribution Date and ending on the earlier of the date of the completion of the Distribution or the first anniversary of the Contribution Date (the "Insurance Transition Period"), GM shall, subject to certain conditions and exceptions, maintain policies of insurance, including for the benefit of Delphi or any of its affiliates, directors, officers or other covered parties, which are comparable to those generally maintained by GM. The Separation Agreement sets forth procedures we must follow for asserting claims, reimbursing GM for premium expenses and other insurance related matters during the Insurance Transition Period. Following the expiration of the Insurance Transition Period, except as provided in the Separation Agreement, we will be responsible for obtaining and maintaining our own insurance programs.

      Dispute Resolution. The Separation Agreement contains provisions that govern, except as provided in any Ancillary Agreement, the resolution of disputes, controversies or claims that may arise between us and GM. The Separation Agreement provides that the parties will use all commercially reasonable efforts to settle all disputes arising in connection with the Separation Agreement without resorting to mediation, arbitration or otherwise. If these efforts are not successful, any party may submit the dispute for non-binding mediation by delivering notice to the other party of the dispute and expressly requesting mediation of the dispute. If, after mediation, the parties disagree regarding the mediator's recommendation, the dispute will be submitted to binding arbitration in accordance with the terms of the Separation Agreement. The Separation Agreement contains procedures for the selection of a three-arbitrator panel to act by majority vote and the conduct of the arbitration hearing, including certain limitations on the discovery rights of the parties. We and GM have agreed that all disputes or other matters related to the Supply Agreement and certain of the other Ancillary Agreements are exempt from the dispute resolution procedures established in the Separation Agreement.

      Certain Definitions Relating to the Separation Agreement. Set forth below are certain defined terms contained in the Separation Agreement:

      "Contribution Date" means January 1, 1999.

      "Delphi Assets" means all of GM's right, title and interest in and to all assets, excluding cash and cash equivalents, that:

      (1)except as set forth on a schedule to the Separation Agreement or as otherwise provided in the Separation Agreement or in an Ancillary
         Agreement, are reflected in the Delphi Financial Statements and not disposed of by GM after the date thereof and before the Contribution Date, including assets written off or expensed but still used by Delphi which Delphi can demonstrate to GM's reasonable satisfaction were paid for by the Delphi Automotive Systems Sector of GM; or

      (2)are to be transferred pursuant to Section 2.01(c) of the Separation Agreement, which relates to assets relating to certain international operations; or

      (3)are acquired by the Delphi Automotive Systems Business after the date of the Delphi Financial Statements and would be reflected in the financial statements of Delphi as of the Contribution Date if such financial statements were prepared using the same accounting principles under which the Delphi Financial Statements were prepared; or

      (4)are expressly provided by the Separation Agreement or any Ancillary Agreement to be transferred to Delphi; or

      (5)are listed on the schedule to the Separation Agreement that sets forth the facilities to be transferred to Delphi; or

      (6)except as otherwise provided in an Ancillary Agreement or other express agreement of the parties, are used exclusively by the Delphi Automotive Systems Business as of the Contribution Date;

      provided, unless the parties otherwise expressly agree, that if the accounting principles under which the Delphi Financial Statements were prepared would have required any asset described in the clause (6) above to be reflected in the Delphi Financial Statements as of the date thereof, then such asset shall be included in the "Delphi Assets" only if so reflected.

      "Delphi Automotive Systems Business" means the business conducted by the Delphi Automotive Systems business sector of General Motors at any time on or before the Contribution Date, including:

      (1)all business operations whose financial performance is reflected in the Delphi Financial Statements;

      (2)all business operations initiated or acquired by the Delphi Automotive Systems business sector of GM after the date of the Delphi Financial Statements; and

      (3)all business operations that were conducted at any time in the past by the Delphi Automotive Systems business sector of GM or by any predecessor of such business sector, including, without limitation, the GM Automotive Components Group, but were discontinued or disposed of prior to the date of the Delphi Financial Statements other than by transfer or disposition to any other business sector of GM.

     "Delphi Financial Statements" means the consolidated financial statements and the notes thereto of Delphi for the nine months ended September 30, 1998 as set forth in the registration statement relating to our IPO as amended through December 22, 1998, the date of the Separation Agreement. Such financial statements are substantially similar to the financial statements for such period included in the prospectus dated February 4, 1999 related to the IPO, a copy of which is on file with the Commission.

      "Delphi Liabilities" means all of the Liabilities of General Motors that:


     (1)except as otherwise set forth on a schedule to the Separation Agreement or as otherwise provided in the Separation Agreement or in an Ancillary Agreement, are reflected in the Delphi Financial Statements and remain outstanding at the Contribution Date; or

     (2)are to be transferred pursuant to Section 2.01(c) of the Separation Agreement, which relates to assets relating to certain international operations; or

     (3)arise in connection with the Delphi Automotive Systems Business after the date of the Delphi Financial Statements and would be reflected in financial statements of Delphi as of the Contribution Date if such financial statements were prepared using the same accounting principles under which the Delphi Financial Statements were prepared; or

     (4)are expressly provided by the Separation Agreement or any Ancillary Agreement to be transferred to and assumed by Delphi; or

     (5)except as otherwise provided in an Ancillary Agreement or other express agreement between the parties, are related to or arise out of or in connection with the Delphi Assets; or

     (6)except as otherwise provided in an Ancillary Agreement or other express agreement of the parties, are related to or arose out of or in connection with the Delphi Automotive Systems Business, including, but not limited to the covenants not to compete entered into by GM prior to the Contribution Date set forth on a schedule to the Separation Agreement, whether before or after the date of the Delphi Financial Statements;

      provided, unless the parties otherwise expressly agree, that if the accounting principles under which the Delphi Financial Statements were prepared would have required any liabilities described in clause (6) above to be reflected in the Delphi Financial Statements as of the date thereof, then such liabilities shall be considered to be "Delphi Liabilities" only if so reflected.

      "Liabilities" means any and all debts, liabilities, guarantees, assurances, commitments and obligations, whether fixed, contingent or absolute, asserted or unasserted, matured or unmatured, liquidated or unliquidated, accrued or not accrued, known or unknown, due or to become due, whenever or however arising, including, without limitation, whether arising out of any contract or tort based on negligence or strict liability, and whether or not the same would be required by generally accepted accounting principles to be reflected in financial statements or disclosed in the notes thereto.

      IPO and Distribution Agreement. We have entered into an Initial Public Offering and Distribution Agreement (as amended from time to time, the "IPO and Distribution Agreement") with GM which governs our respective rights and duties with respect to the IPO and the Distribution, and sets forth certain covenants we have agreed to for various periods following the IPO and the Distribution. Although GM has announced that it currently plans to complete the Distribution, and we have agreed to cooperate with GM in all respects to complete the Distribution, it is not obligated to do so. We cannot assure you as to whether or when the Distribution will occur.

      The Distribution. We have agreed that we will cooperate with GM in all respects to accomplish the Distribution and, at GM's direction, promptly take all actions necessary or desirable to effect the Distribution, including the registration under the Securities Act of 1933, as amended (the "Securities Act"), of GM's shares of our capital stock. General Motors has the sole discretion to determine whether to proceed with all or part of the Distribution and all terms of the Distribution, including the form, structure and terms of any transaction(s) and/or offering(s) to effect the Distribution and the timing of and conditions to the consummation of the Distribution. In the event that GM determines that it no longer intends to proceed with or complete the Distribution, GM must provide us notice to such effect. Upon such notification, GM's rights and our obligations under the Registration Rights Agreement described below become immediately effective.

      Preservation of the Tax-Free Status of the Distribution. General Motors intends for the Distribution to qualify as a tax-free distribution under
   Section 355 of the Code to GM and its stockholders. On January 13, 1999, GM received from the IRS a private letter ruling (the "IRS Ruling") to such effect. In connection with GM's request for the IRS Ruling, we made certain representations and warranties to GM regarding our company and our business. We have also agreed to certain covenants in the IPO and Distribution Agreement intended to preserve the tax-free status of the Distribution. We may take any action otherwise prohibited by these covenants only if GM has determined, in its sole and absolute discretion, that such action would not jeopardize the tax-free status of the Distribution. See "--Cooperation on Tax Matters." Certain of these covenants are described in greater detail below:

     o Stock Issuance. Prior to the completion of the Distribution, we have agreed not to issue or agree to issue shares of our capital stock in an amount that would result in GM owning less than 80% of the total combined voting power of all outstanding shares of our voting stock and/or less than 80% of any other class and/or series of Delphi capital stock. This covenant will not prohibit us from issuing stock options and restricted stock awards to our employees so long as we repurchase sufficient shares of our capital stock prior to the date when such options and awards become exercisable to ensure that GM's ownership remains at or higher than 80% and GM approves of our procedures to comply with this covenant.

     o Certain Acquisition Transactions. Until two years after the completion of the Distribution, or, if GM determines not to complete the Distribution, the last date on which GM distributed any Delphi common stock in connection with the Distribution, we have agreed not to enter into or permit any transaction or series of transactions which would result in a person or persons acquiring or having the right to acquire shares of our capital stock that would comprise 50% or more of either the value of all outstanding shares of our capital stock or the total combined voting power of our outstanding voting stock.

     o Continuation of Active Trade or Business. Until two years after the completion of the Distribution, or, if GM determines not to complete the Distribution, the last date on which GM distributed any Delphi common stock in connection with the Distribution, we have agreed to continue to conduct the active trade or business, within the meaning of Section 355 of the Code, of our company as we conduct it immediately prior to the completion of the Distribution. During such time, we have agreed not to:

      o liquidate, dispose of or otherwise discontinue the conduct of any portion of our active trade or business with a value in excess of $2.0 billion; or

      o dispose of any business or assets that would cause our company to be operated in a manner inconsistent in any material respect with the business purposes for the Distribution as described to the IRS or tax counsel in connection with GM's request for the IRS Ruling.

          Also, until two years after the completion of the Distribution, we have agreed not to liquidate, dispose of, or otherwise discontinue the conduct of any portion of the active trade or business of our company if such liquidation, disposition or discontinuance would breach the covenant described below regarding our continuity of business.

     o Continuity of Business. Until two years after the completion of the Distribution, or, if GM determines not to complete the Distribution, the last date on which GM distributed any Delphi common stock in connection with the Distribution, we have agreed that:

      o we will not voluntarily dissolve or liquidate; and

      o except in the ordinary course of business, neither we nor any of our direct or indirect subsidiaries will sell, transfer, or otherwise dispose of or agree to dispose of assets, including any shares of capital stock of our subsidiaries, that, in the aggregate, constitute more than:

         (x) 60% of our gross assets; or

         (y) 60% of the consolidated gross assets of us and our subsidiaries.

     For this purpose, we are not deemed to directly or indirectly control a subsidiary unless we own, directly or indirectly, shares constituting:

      o 80% or more of the total combined voting power of all outstanding shares of voting stock of such subsidiary; and


      o80% or more of the total number of outstanding shares of each class or series of capital stock of such subsidiary other than voting stock.

   oDischarge of Intracompany Debt. Prior to the first date on which GM distributes any Delphi common stock in connection with the Distribution, we have agreed to fully discharge and satisfy all debt that we owe GM. For such purpose, debt does not include payables arising in the ordinary course of business. Until two years after the completion of the Distribution, or, if GM determines not to complete the Distribution, the last date on which GM distributed any Delphi common stock in connection with the Distribution, we will not be able to have any such indebtedness with GM.

       In the event that GM notifies us that it no longer intends to proceed with or complete the Distribution and GM has not yet distributed any of its Delphi common stock, these covenants to preserve the tax-free status of the Distribution will terminate.

      Other Covenants Regarding Tax Treatment of the Transactions. General Motors intends the transfer of assets and liabilities from GM to our company as contemplated by the Separation Agreement (the "Contribution") to qualify as a reorganization under Section 368(a)(1)(D) of the Code (a "D Reorganization"). Until two years after the completion of the Distribution, we have agreed not to take, or permit any of our subsidiaries to take, any actions or enter into any transaction or series of transactions that would be reasonably likely to jeopardize the tax-free status of the Distribution or the qualification of the Contribution as a D Reorganization, including any action or transaction that would be reasonably likely to be inconsistent with any representation made to the IRS or tax counsel. We may take any action that would otherwise violate this covenant only if GM has determined, in its sole and absolute discretion, that such action or transaction would not jeopardize the tax-free status of the Distribution or the qualification of the Contribution as a D Reorganization.

      Cooperation on Tax Matters. We and GM have agreed to certain procedures with respect to the tax-related covenants in the IPO and Distribution Agreement. We are required to notify GM if we desire to take any action prohibited by the tax-related covenants described above. Upon such notification, if GM determines that such action might jeopardize the tax-free status of the Distribution or the qualification of the Contribution as a D Reorganization, GM has agreed to elect either to:

      o use all commercially reasonable efforts to obtain a private letter ruling from the IRS or a tax opinion that would permit us to take the desired action, and we have agreed to cooperate in connection with such efforts; or

      o provide all reasonable cooperation to us in connection with our obtaining such an IRS ruling or tax opinion.

      In either case, GM has agreed to bear its reasonable costs and expenses of obtaining such an IRS ruling or tax opinion.

      Indemnification for Tax Liabilities. We have generally agreed to indemnify GM and its affiliates against any and all tax-related losses incurred by GM in connection with any proposed tax assessment or tax controversy with respect to the Distribution or the Contribution to the extent caused by any breach by us of any of our representations, warranties or covenants made in the IPO and Distribution Agreement. This indemnification does not apply to actions which GM permits us to take as a result of a determination under the tax-related covenants as described above.

      Other Delphi Covenants. General Motors currently owns a significant portion of our common stock. As a result, GM will continue to include us as a "subsidiary" for various financial reporting, accounting and other purposes. Accordingly, we have agreed to certain covenants in the IPO and Distribution Agreement. Certain of these covenants are described below:

      o Covenants Regarding the Incurrence of Debt. So long as GM is a significant stockholder of our company, the amount of our indebtedness for borrowed money will affect GM's financial position. Thus, we have agreed to certain limitations on our ability to incur debt:

      o For so long as GM continues to own at least 50% of our outstanding common stock, without GM's prior written consent, which it may withhold in its sole and absolute discretion, we will not, and will not permit any of our subsidiaries to:

          o create, incur, assume or suffer to exist any Indebtedness in excess of an aggregate of $5.0 billion outstanding at any time; provided, however, that we may make an acquisition as a result of which our Indebtedness would exceed $5.0 billion so long as both the acquisition target has an FFO to Debt Ratio of at least 20% and our Indebtedness after giving effect to the acquisition, including, without duplication, any Indebtedness incurred in connection with the acquisition and any indebtedness of the acquisition target that will become our Indebtedness as a result of such acquisition, would not be greater than $6.0 billion; and


          o  consummate,  or  agree  to  consummate,   any  acquisition  of  any
          acquisition target with an FFO to Debt Ratio less than 20% unless our Adjusted Indebtedness would not exceed $5.0 billion.

      For purposes of these covenants, the following terms have the following meanings:

      "Adjusted Indebtedness" means, with respect to any proposed acquisition, the sum of:

         (1)our Indebtedness immediately after giving effect to such acquisition, including, without duplication, any Indebtedness incurred in connection with the acquisition and any indebtedness of the acquisition target that will become our Indebtedness as a result of such acquisition; and

         (2)the amount by which the number described in clause (2) of the definition of "FFO to Debt Ratio" would need to be reduced in order for the acquisition target's FFO to Debt Ratio to be equal to 20%.

      "Indebtedness" means the sum of:

         (1)the aggregate principal amount of our and our subsidiaries' total long-term and short-term liabilities for borrowed money including capitalized leases, as determined for purposes of our consolidated financial statements; and

         (2)the aggregate amount attributable to all factoring or securitization of receivables and other financial assets by us and our subsidiaries in excess of $1.2 billion.

      "FFO to Debt Ratio" means, for any acquisition target, as of immediately prior to the proposed acquisition, the percentage determined by dividing:

         (1)the sum of such acquisition target's net income plus depreciation and amortization for the last four full fiscal quarters, as determined for purposes of its consolidated financial statements; by

         (2)the additional Indebtedness that would be incurred in connection with such proposed acquisition, including any indebtedness of the acquisition target that will become our Indebtedness as a result of such proposed acquisition.

      o Other Covenants. For so long as GM continues to own at least 50% of our outstanding common stock, we have agreed that:

      owe will not, without GM's prior written consent, which it may withhold in its sole and absolute discretion, take any action which has the effect of limiting GM's ability to freely sell, pledge or otherwise dispose of shares of our common stock or limiting the legal rights of or denying any benefit to GM as a Delphi stockholder in a manner not applicable to Delphi stockholders generally; this means that, among other things, we will not, without GM's prior written consent, which it may withhold in its sole and absolute discretion, alter our Rights Plan, or any successor stockholder rights plan, in a manner that would result in GM's ownership of our common stock causing the rights to detach or become exercisable;

      owe will not, without GM's prior written consent, which it may withhold in its sole and absolute discretion, issue any shares of common stock or any rights, warrants or options to acquire our common stock, if after giving effect to such issuance GM would own less than 50% of the then outstanding shares of our common stock; and

      oto the extent that GM is a party to, or enters into, any agreements that provide that certain actions of GM's subsidiaries may result in GM being in breach or default under such agreements, and we have been advised of the existence of such agreements, we will not take any actions that may result in GM being in breach or default under any such agreement.

      o Financial Information. We have agreed that, for so long as GM is required to consolidate our results of operations and financial position or account for its investment in our company, we will provide GM certain financial information regarding our company and our subsidiaries; provide GM copies of all quarterly and annual financial information and other reports and documents we intend to file with the SEC prior to such filings, as well as final copies upon filing; provide GM with copies of our budgets and financial projections, as well as the opportunity to meet with our management to discuss such budgets and projections; consult with GM regarding the timing and content of earnings releases; and cooperate fully, and cause our accountants to cooperate fully, with GM in connection with any of its public filings. This covenant is subject to appropriate confidentiality provisions to protect the confidentiality commitments we have made to our customers.

      o Auditors and Audits; Annual Statements and Accounting. We have agreed that, for so long as GM is required to consolidate our results of operations and financial position or account for its investment in our company, we will not change our auditors without GM's prior written consent, which will not be unreasonably withheld, and will use our best efforts to enable our auditors to complete their audit of our financial statements such that they will date their opinion the same date that they date their opinion on GM's financial statements; provide to GM and its auditors all information required for GM to meet its schedule for the filing and distribution of its financial statements; make available to GM and its auditors work papers related to the annual audit of our company as well as access to the personnel who perform the annual audit and our subsidiaries' books and records so that GM and its auditors may conduct reasonable audits relating to our financial statements; adhere to certain specified accounting standards; and notify and consult with GM regarding any changes to our accounting principles; and make any changes to our accounting estimates and principles requested by GM.

      We have generally agreed to indemnify General Motors and its affiliates against all liabilities arising out of any incorrect, inaccurate or incomplete financial and other information we provide to GM pursuant to the terms of the IPO and Distribution Agreement.

      Indemnification Relating to the IPO and the Distribution. We have generally agreed to indemnify General Motors and its affiliates against all liabilities arising out of any material untrue statements and omissions in any and all registration statements, information statements and/or other documents filed with the SEC in connection with the IPO and the Distribution. However, our indemnification of GM does not apply to information relating to General Motors, excluding information relating to Delphi. GM has agreed to indemnify us for this information.

      Expenses. GM has generally agreed to pay all costs and expenses relating to the IPO and the Distribution. We will, however, pay for the costs and expenses of our financial, legal, accounting and other advisers, if any, incurred in connection with the Distribution. We will also pay for our internal costs and expenses.

      Registration Rights Agreement. As noted above, General Motors has announced its current plan to divest itself of ownership of our stock through the Distribution and we have agreed to cooperate with GM in all respects to complete the Distribution. In the event that GM does not divest itself of all of its shares of Delphi common stock in the Distribution, GM could not freely sell all of such shares without registration under the Securities Act. Accordingly, we have entered into a Registration Rights Agreement (as amended from time to time, the "Registration Rights Agreement") with GM to provide it (or any other person to whom GM has transferred our shares) with certain registration rights relating to the shares of our common stock which it holds. These registration rights generally become effective at such time, if any, as GM informs us that it no longer intends to proceed with or complete the Distribution.

      Demand Registrations. Under the agreement, GM may request registration (each, a "Demand Registration") under the Securities Act of all or any portion of our shares covered by the Registration Rights Agreement and we will be obligated to register such shares as requested by GM.

      oTerms of Each Offering. General Motors will designate the terms of each offering effected pursuant to a Demand Registration, which may take any form, including:

         (1) an underwritten public offering;

         (2) a shelf registration;

         (3) a registration in connection with the distribution of, or exchange of or offer to exchange, shares of our common stock to holders of debt or equity securities of GM, a subsidiary or affiliate thereof or any other person; or

         (4) a distribution in connection with the registration by GM or a subsidiary or affiliate thereof of securities convertible into, exercisable for or otherwise related to such shares of our common stock.


         Except for an offering described in clauses (3) and (4) above, each Demand Registration must meet a certain minimum aggregate expected offering price.

      oTiming  of Demand  Registrations.  We are not  required  to  undertake  a
       Demand Registration within 90 days of the effective date of a previous Demand Registration, other than a Demand Registration that was effected as a shelf registration. Also, we have the right to postpone the filing or effectiveness of any Demand Registration for up to 90 days if in the reasonable judgment of our General Counsel such registration would reasonably be expected to have a material adverse effect on any existing proposal or plans by our company to engage in certain material transactions; provided, however, that we may exercise this right only once in any 12-month period.

      oPiggyback Registrations.  The Registration Rights Agreement also provides for certain "piggyback" registration rights for General Motors. Whenever we propose to register any of our securities under the Securities Act for ourselves or others, subject to certain customary exceptions, we must provide prompt notice to GM and include in such registration all shares of our stock which GM requests to be included (each, a "Piggyback Registration"). In certain circumstances, General Motors has the right to reasonably object to our selection of any investment banker(s) and manager(s) in connection with a Piggyback Registration.

     The Registration Rights Agreement sets forth customary registration procedures, including a covenant by us to make available our senior management for road show presentations. All registration expenses incurred in connection with the Registration Rights Agreement, including all filing fees, fees and expenses of compliance with securities and/or blue sky laws, financial printing expenses, fees and disbursements of custodians, transfer agents, exchange agents and/or information agents, and fees and disbursements of counsel for our company and all independent certified public accountants, underwriters, excluding discounts and commissions, and other persons retained by us will be paid by us. In addition, we must reimburse GM for the fees and disbursements of its outside counsel as well as out-of-pocket expenses incurred in connection with any such registration. The Registration Rights Agreement also contains customary indemnification and contribution provisions by us for the benefit of General Motors and any underwriters and by General Motors for the benefit of us and any underwriters with respect to information provided by GM.

     Supply Agreement. We have entered into a Component Supply Agreement with GM (as amended from time to time, the "Supply Agreement") which we believe will provide us with a substantial base of future business with GM-North America well into the next decade. GM currently sources a significant amount of its automotive parts requirements from us pursuant to certain existing contractual commitments. Except as described below, the Supply Agreement between GM and Delphi provides that all existing contracts as of January 1, 1999 will generally remain in effect, including the pricing, duration and purchase order terms and conditions. The Supply Agreement also provides that, subject to certain exceptions as described below, we have the right to provide on competitive terms the first replacement cycle of all product programs in the United States and Canada which we were providing to GM as of January 1, 1999, provided that GM sources such replacement cycle business prior to January 1, 2002. We expect these programs will cover specific vehicle models introduced from 1999 well into the next decade. We will also have the opportunity to bid on other new GM business on the same basis as other suppliers.

     Our ability to realize revenues on all GM business, including business awarded pursuant to existing contracts, is in all cases subject to a variety of factors, including the volume and option mix of vehicles actually produced by GM. The Supply Agreement provides that General Motors has the right to move its business with us to other suppliers in the event that we are not competitive in terms of quality, service, design and technology. In addition, GM has the right at all times to adopt new technology, whether or not such technology is available through us. If we are unable to provide the new technology or an equivalent technology acceptable to GM on a competitive basis, GM is free to move the business from us to another supplier.

     Existing Contracts. Under the terms of the Supply Agreement, except as provided below, all existing contractual commitments between us and GM relating to the purchase and supply of motor vehicle-related components and systems as of January 1, 1999 will generally remain in effect, including the existing pricing, duration and purchase order terms and conditions. This includes existing contracts under which we have not yet begun to supply products. All existing contracts are subject to the volume and option mix of vehicles actually produced by General Motors and other factors.

      Under the terms of the Supply Agreement, Delphi and General Motors have agreed to honor all "nomination letters" in place as of January 1, 1999 regardless of whether formal purchase orders or other contractual commitments have been issued with respect to such business. Nomination letters refer to letters from General Motors informing a supplier that it has been awarded specific business to supply a product for a particular vehicle program. In light of the long product development cycles in the automotive industry, General Motors typically issues its nomination letters and other new business commitments about three years in advance of actual production of the vehicle program. These nomination letters commit GM, subject to certain conditions, to source products for a particular vehicle program from a supplier. However, if GM determines for any reason not to proceed with the vehicle program covered by a nomination letter, it is under no obligation to such supplier. Also, as with other purchase arrangements, nomination letters do not require any minimum purchase and are subject to actual production volumes, supplier competitiveness and other factors.

      Payment Terms. Until recently, most of our existing contracts with GM required payment by GM in the month following GM's receipt of our invoice. Except as described below, payment terms on all existing contracts have been modified by the Supply Agreement to generally require payment from GM to us under such contracts on the second day of the second month following the date of shipment by Delphi. For more information regarding the impact of these modified payment terms on our financial condition, see "Management's
   Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Extension of Payment Terms." The modified payment terms became effective on January 1, 1999 and also apply to future contracts with GM. These modified payment terms are consistent with the new payment terms that GM is currently in the process of introducing to its other suppliers.

      The Supply Agreement also provides that certain contracts relating to purchases of parts for Saturn vehicle models will retain the consumption methodology currently in place, which generally provides that Saturn pays only for the actual amount of product used rather than the amount of product delivered. Also, certain existing contracts relating to purchases by GM's international automotive operations will retain the existing payment terms.

      Our Ability to Secure Certain Next Generation Business. The Supply Agreement is intended to provide us the opportunity to capture future GM business that replaces current GM business over the next several years. Through December 31, 2001, we will have the ability to secure under competitive purchase order terms the first replacement cycle of all product programs in the United States and Canada which we were providing to General Motors as of January 1, 1999, and certain other product programs as described below. Thus, we will have the opportunity to match competitive bids from other suppliers on the next generation of the product programs we provided to GM in the United States and Canada as of January 1, 1999, provided those programs are sourced by GM prior to January 1, 2002. However, in order to utilize this ability to secure next generation business, we must be competitive in terms of design, quality, price, service and technology. Other suppliers' bids to provide particular products may include offers of price reductions to GM on other current or future products, and GM may under the Supply Agreement consider the economic effect of such package proposals in assessing our competitiveness.

      As noted above, General Motors generally sources its product needs about three years in advance of the start of production for each vehicle program. Since many of these contractual commitments cover a significant period of time due to the duration of many vehicle programs of about five to eight years, depending on the vehicle model, we expect that this ability to secure next generation business, together with our existing contracts and nomination letters, will provide us with the opportunity to maintain substantial business with GM well into the next decade.

      Our ability to secure next generation business as described above, which is sometimes referred to as a "right of last refusal," includes production in the United States and Canada of common global vehicle platforms to the extent that we can provide or execute designs that comply with the required form and function specifications determined by GM, as well as production in Mexico of vehicles intended for sale in the United States or Canada; provided that in all cases such programs must meet all of the other necessary criteria, including that such programs were programs in the United States and Canada which we were providing to GM as of January 1, 1999. Other than as described immediately above, our ability to secure next generation business will not apply to any programs of GM's international automotive operations or to GM vehicle production in Mexico.

      The Supply Agreement also expressly provides that GM will not be responsible under any circumstances for any supplemental or compensatory payments to us in the event that we fail to exercise our ability to secure any next generation business or if we cannot provide our products on a competitive basis.

      New Business. All new business awarded to us by General Motors will be governed by the specific terms of the contracts under which such new business is awarded. Other than with respect to next generation business as described above, if we elect to bid for GM business, we will do so on the same basis as all other suppliers. General Motors will award any such business in its sole discretion.


      GM's Right to Re-Source. Consistent with GM's contracts with other suppliers, the Supply Agreement provides General Motors the right to re-source its business with us in the event that we are not competitive in terms of quality, service, design and technology. Competitiveness is defined by demonstrable product and performance levels available to GM from other suppliers. The term "re-sourcing" refers to the process of moving existing business from Delphi to another supplier.

      In the event that we are non-competitive with respect to a particular product, General Motors is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business. With respect to non-competitiveness in terms of quality and service, the parties will follow GM's Supplier Quality Improvement Process, which is also known as the "16-Step Process", in order to identify and remedy quality and service problems. With respect to non-competitiveness in terms of design and technology, the parties will work together to identify acceptable solutions and GM will be permitted to re-source the business only if these efforts are unsuccessful within a reasonable period of time.

      GM's Right to Adopt New Technologies. The Supply Agreement permits General Motors at all times to adopt new technology, whether or not any such new technology is available through us. In the event that GM wishes to introduce a technological change to a product covered by a then existing contract with us, we have a right of last refusal to implement the new technology or an equivalent technology acceptable to GM and continue production through the remaining term of the existing contractual commitment. If we are unable to provide the new technology or equivalent technology on a competitive basis, General Motors is free to re-source the business to another supplier. Disputes regarding new technology under this process will be resolved by a senior engineer from each of GM and Delphi plus a third-party facilitator mutually acceptable to both sides.

      Technical Information. Consistent with general practice within our industry, we have agreed under the Supply Agreement to cooperate with GM to share with GM technical information about the products we supply to GM and their manufacture, without restriction as to use.

      Use of GM's Tooling. We will not use tooling to produce products for other customers if such tooling is used to produce products for GM; provided, however, that we will be allowed to continue the use of such tooling to the extent necessary to satisfy contracts with other customers where the tooling has been used for this purpose before January 1, 1999 and for extensions of such contracts. We have agreed not to use tooling owned by GM to compete against GM-SPO in the aftermarket.

      Delphi Plant Closures and Product Eliminations. In the event that we propose to close a plant or eliminate a product line, we must keep General Motors informed on a timely basis of our decision-making process and in good faith reasonably consider modifying our plans in order to accommodate GM's timing requirements with respect to re-sourcing the business. Additionally, the Supply Agreement provides that in the event of an extension of production by General Motors of an existing product, which is covered by a contract with a fixed term, beyond the term of the original anticipated program life, General Motors has the right to require us to continue production and sale of that product to GM for a reasonable period of time on commercially reasonable terms to be negotiated between the parties.

      Delphi Divestitures. In the event that we propose to divest a business, we must keep General Motors informed on a timely basis of our decision-making process and in good faith reasonably consider GM's input and concerns. Upon our selection of a qualified buyer, existing contracts with GM relating to the business being sold may be assigned to the buyer upon GM's prior written consent, which will not be unreasonably withheld. In such cases, General Motors will negotiate a new supply agreement with the buyer which will contain substantially the same terms as our existing arrangements with General Motors with respect to the business being sold. Any deviations from the terms of the existing arrangements, including with respect to price, must be mutually agreed upon by us and GM. During the term of the assigned contract, Delphi and General Motors have agreed to dedicate appropriate resources and efforts to ensure that General Motors receives comparable levels of quality, service, delivery, price and technology.

      Service Parts. The Supply Agreement also applies to service parts we provide to General Motors for sale to GM-authorized dealers worldwide. In general, unless otherwise provided in our existing contracts with GM, the unit pricing on service parts that are not "past model" will continue at the prices charged to General Motors until three years after such service parts go past model. The term "past model" refers to parts which are used on vehicle models which are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties.


      Quality Improvement. In order to facilitate quality improvement, the Supply Agreement provides that we will participate in all GM supplier quality and development programs. General Motors is entitled to require us to achieve reasonable increased quality standards. All increased quality standards established by General Motors must be comparable to then existing industry standards.

      Termination.  Unless  terminated in accordance with its terms,  the Supply
   Agreement will remain in effect as long as any existing agreement is in effect, including any extensions of any such existing agreement. Either Delphi or General Motors may terminate the Supply Agreement for:

      o material breach by the other party;

      o insolvency or bankruptcy of the other party; or

      oattachment, embargo or expropriation of a significant portion of the other party's assets necessary in order for that party to perform its obligations under the Supply Agreement.

      In addition, General Motors can terminate the Supply Agreement if:

      o35% or more of our company becomes owned or controlled, directly or indirectly, by a competitor of General Motors in the business of manufacturing automotive vehicles; or

      oall of the underlying contracts governed by the Supply Agreement become subject to termination or cancellation pursuant to their terms.

      Underlying contracts become subject to termination or cancellation by GM as the result of a variety of factors, such as our non-competitiveness, cause, expiration and, in some cases, termination for convenience. Termination for convenience means GM can terminate the contract at any time for any reason. The majority of underlying contracts having termination for convenience provisions are shorter-term purchase orders. This right to terminate for convenience could be exercised by GM in connection with any change in control of Delphi. Certain change in control transactions could also give GM the right to terminate underlying contracts pursuant to the provisions prohibiting us from assigning our contracts to another entity.

      In the event that a competitor of GM in the business of manufacturing automotive vehicles acquires, directly or indirectly, a significant interest in our company, we must provide GM with reasonable assurances that we will use our best efforts to preserve the confidentiality of all information relating to products supplied to General Motors and GM vehicle programs.

      Termination of the Supply Agreement would be likely to have a material adverse effect on our company.

      Dispute Resolution. The Supply Agreement provides that all disputes or other matters related to the Supply Agreement will be exempt from the dispute resolution process set forth in the Separation Agreement or in any other agreement related to the transactions contemplated therein.

   Aftermarket  Sales.  We  are  currently  party  to  a  Business  Relationship
Agreement (as modified and as amended from time to time, the "Business Relationship Agreement") with GM-SPO regarding aftermarket sales in the United States. This agreement does not, however, cover the service parts provided to
General Motors pursuant to the Supply Agreement for sale to GM-authorized dealers and distributors. The Business Relationship Agreement becomes subject to termination by either party on or after December 31, 1999 upon twelve months prior notice to the other party. This means the Business Relationship Agreement cannot be terminated any earlier than December 31, 2000. Until such time, in return for certain royalties and fees it pays to us, GM-SPO generally has the right to act as the exclusive distributor of our aftermarket parts in the United States. The pricing under the Business Relationship Agreement is being benchmarked in an effort to ensure market based pricing with respect to ACDelco(R) branded products. Pursuant to an Aftermarket Agreement dated as of January 1, 1999, the payment terms between us and GM-SPO are being modified so that GM-SPO will pay us on the second day of the second month following our shipment of a product. Under the Business Relationship Agreement, if we can meet the market price for a particular aftermarket product, GM-SPO must buy such aftermarket product from us. Alternatively, we may choose not to meet the market price for a particular aftermarket product and cease supplying such product in the aftermarket in the United States. Until January 1, 2001, we are obligated to offer all new technology with respect to aftermarket products to GM-SPO on a non-exclusive basis, under terms no less favorable than those offered to our other customers. Following the termination of the Business Relationship Agreement, we may begin distributing our own products in the aftermarket in the United States.

   Outside the United States, we distribute our own aftermarket products independently of General Motors and, with certain exceptions related to batteries, we are free to seek any aftermarket sales opportunities.

   We have agreed with GM-SPO to split the ownership of current aftermarket brands. As a result, we own the Freedom(R) brand, but may not use the brand in the United States until after the expiration of the Business Relationship Agreement; GM-SPO owns the ACDelco(R) brand and any AC and Delco derivatives and formatives; and GM-SPO owns the Voyager(R) battery brand, but may only use it on batteries sourced from us. There will be a transition period for us and our licensees to wind down our use of the brands owned by GM or brands owned by Delphi but currently used by GM.

   Purchasing. We have entered into agreements with GM pursuant to which we will continue to purchase productive materials under existing contracts that were entered into by General Motors on our behalf, until those contracts expire. Such agreements provide that we are entitled to continue to use the purchasing systems currently used by GM's purchasing organization until such time as we establish our own purchasing system, which we estimate will not take more than five years. In addition, in certain international operations, we may continue to operate in a shared purchasing arrangement with GM for up to five years.

     Employee Matters. We have entered into several agreements (collectively, as amended from time to time, the "Employee Matters Agreements") with GM to allocate responsibility and liability for certain employee related matters. However, GM is obligated to bargain in good faith with the unions representing our hourly employees regarding the effects of the separation of Delphi from GM on their members. As a result, the understandings between us and GM related to the effect of the separation on our hourly employees represented by unions may be affected by negotiations with the unions representing these employees. GM has advised us that it intends to work with such unions in this regard. The Employee Matters Agreements generally provide for the following:

      Employee Transfers. As of January 1, 1999, all GM salaried employees, active and inactive, who are employees in our operations were transferred to Delphi. GM U.S. hourly employees, active and inactive, who are employees in our operations were transferred to Delphi as of January 1, 1999 and will remain under the applicable national collective bargaining agreement, and incorporated employee benefit plans, until the Distribution. However, the transfer of salaried and hourly employees at certain of our international operations, and of certain related pension and employee benefits plans, may not take place until the receipt of consents or approvals or the satisfaction of other applicable requirements. For all U.S. salaried employees who retired on or before January 1, 1999, GM is retaining responsibility for pension obligations and for other postretirement employee benefits ("OPEB") obligations, consisting primarily of retiree medical obligations. GM has had discussions with certain of the unions that represent the GM hourly employees transferred to us regarding the effect of the separation on the employees. For information regarding these discussions, "-- Strategy--Improve Operating Performance--Labor Relations." With regard to our hourly employees and the employees of divested Delphi units, GM generally will retain postretirement benefit obligations for U.S. hourly employees who retire on or before October 1, 1999. We have reached agreements with the UAW and the IUE to this effect. We anticipate that we will assume OPEB obligations and pension obligations for such employees who retire after October 1, 1999.

      As between GM and Delphi, the allocation of these obligations has been made based on certain estimated levels of employee retirement prior to October 1, 1999 based on historical experience and conditions surrounding Delphi's separation from GM. We have agreed with GM to recalculate the allocation of these liabilities based on the actual level of retirements on or before October 1, 1999. Accordingly, if and to the extent that greater than the assumed number of employees retire on or before October 1, 1999, we would be required to make a payment to GM. Depending on the amount of such a payment, if any, it could have a material adverse effect on our short-term liquidity. Similarly, if and to the extent that fewer than the assumed number of employees retire on or before October 1, 1999, GM would be required to make a payment to us. The amount of postretirement benefits varies from time to time, depending on factors such as discount rate, asset returns, contributions and other factors. As of December 31, 1998, Delphi's salaried and hourly OPEB obligation was about $4.6 billion and the hourly underfunded pension obligation was about $2.1 billion.

      Certain Flow-Back Rights. It is anticipated that the union discussions may result in some of our hourly employees in the United States being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the United States having similar opportunities to transfer to our company to the extent job openings become available at our company. In general, if an employee transfers from our company to GM and then retires from GM, or transfers from GM to our company and retires from our company, both our company and GM will be responsible for pension payments which in total reflect such employee's entire years of service. Responsibility for such pension payments will generally be allocated between the companies based on such employee's entire pre-transfer or post-transfer service, respectively. In the case of employees transferring from Delphi to GM, pre-transfer service will include service with GM prior to our separation from GM and thus will be reflected in the portion of the pension payments we must bear. It is not currently anticipated that there will be any transfer of pension assets or liabilities between us and GM with respect to such employees that transfer between our companies.

      With respect to OPEB obligations for such transferring employees, the company to which an employee transfers will provide the OPEB benefits for such employee. We have entered into an agreement with GM which provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM during any year. Pursuant to this agreement, upon identification of the employees who transferred between GM and our company during the past year, an actuarial analysis will be done to determine an estimated pattern of employment cessation, including from retirement, death, or voluntary termination, of such employees. This estimated pattern of employment cessation will determine the timing of payments due between us and GM for the employees that transferred between our companies in a given year.

      Separate actuarial analysis will be done for employees transferring from our company to GM and from GM to our company. The actuarial assumptions to be used in valuing the OPEB obligations associated with transferring employees will be based on those used in conjunction with the receiving company's annual OPEB valuation for the given period. The liability with respect to such transferring employees will be retained by the company from which the employee transferred until the cash settlement with respect thereto has been made, upon which such liability will be recognized by the company to which the employee transferred.

      Employee Benefits. We have established or will establish our own pension and employee benefit plans, which generally will be the same as GM's pension and employee benefit plans. Our U.S. salaried employees began participating in these plans on January 1, 1999 and our U.S. hourly employees will begin participating in these plans at the time of the Distribution.

      Our plans generally will assume all liabilities under GM's plans to employees assigned to us. Certain pension assets funding pension liabilities will be transferred from trusts and other funding vehicles associated with GM's plans to the corresponding trusts for our plans.

      General Motors Stock Awards. In connection with the completion of the Distribution, awards (collectively, "GM Awards") held by our employees as of such date under GM's incentive and variable pay plans will be replaced with awards under our incentive and variable pay plans. With certain exceptions, GM Awards held by individuals employed by General Motors as of the date of the completion of the Distribution and by individuals who have retired prior to replacement of such GM Award, will remain outstanding as GM Awards, with an appropriate revaluation to reflect the Distribution.

      In the case of GM Awards consisting of stock options, such awards will be replaced with options to acquire a number of shares of our common stock equal to the number of shares of GM $1-2/3 common stock subject to such GM Award as of the date of the completion of the Distribution, multiplied by the Ratio described below, rounded down to the nearest whole share. The per share exercise price of such converted award will equal the per share exercise price of such GM Award divided by the Ratio.

      In the case of awards under the GM Performance Achievement Plan, any unvested installments of final awards which are in the form of GM $1-2/3 common stock or GM Class H common stock, will be converted into shares of Delphi common stock using a ratio similar to the one described below for converting GM Awards consisting of stock options into options to acquire shares of Delphi's common stock.

      The "Ratio" means the amount determined by dividing:

      othe average of the daily high and low per share prices of the GM $1-2/3 common stock, or the Class H common stock if Class H common stock awards are being converted, as reported in The Wall Street Journal, during the three trading days ending on a date of record established by the GM Board of Directors in connection with the Distribution; by the othe average of the daily high and low per share prices of the Delphi common stock, as reported by The Wall Street Journal, for the three trading days commencing on the day after such date of record.

      Shares of Delphi's Common Stock Subject to Substitute Awards. It is not possible at this time to specify how many shares of our common stock will be subject to substitute awards for GM Awards. We expect that some GM Awards consisting of stock options held by our employees will be exercised, other GM Awards will vest and other GM Awards could be granted, prior to the date of the completion of the Distribution. In addition, the remaining balance of unexercised options pursuant to GM Awards will be replaced with options to acquire shares of our common stock by reference to the Ratio, which will not be known until the time of the Distribution. Our stockholders, are, however, likely to experience some dilutive impact from the above-described adjustments.

      As of February 2, 1999, our employees held about 4,416,000 shares of GM $1-2/3 common stock subject to options pursuant to GM Awards, about 1,457,000 of which were exercisable as of February 2, 1999. If the Ratio were determined using the $89.44 per share closing price of the GM $1-2/3 common stock on February 2, 1999, as reported in The Wall Street Journal and the offering price of $17.00 per share of our common stock, the foregoing number of shares of GM $1-2/3 common stock subject to GM stock options would be replaced with options on about 23,231,000 shares of our common stock. As of February 2, 1999, there were less than 5,600 shares of GM's Class H common stock subject to GM Awards held by our employees which will be replaced with awards of our common stock.

   Tax Matters. We have entered into two income tax allocation agreements with GM to govern the allocation of U.S. income tax liabilities and to set forth agreements with respect to certain other tax matters. The first tax allocation agreement is effective from the Contribution Date until such time as we cease to be a member of the General Motors consolidated group. The second tax allocation agreement, which supersedes and replaces the first agreement, is effective on the day after we cease to be a member of the General Motors consolidated group. Under the Code, we would cease to be a member of the General Motors consolidated group upon the completion of the Distribution or if GM owns less than 80% of our outstanding capital stock. The first tax allocation agreement is only effective from January 1, 1999 until tax deconsolidation. Unless otherwise noted, the provisions described below are contained in both agreements.

   GM generally will pay all income taxes attributable to Delphi and its subsidiaries for tax periods before the Contribution Date. For tax periods during which we are a member of the General Motors consolidated group, we will calculate our tax liability as if we were a separate affiliated group of corporations filing a consolidated return, but we will pay our calculated taxes to General Motors, which will then file a consolidated or combined return with the appropriate tax authorities. There may be certain U.S. state or local jurisdictions in which we will file a separate income tax return, not combined or consolidated with GM, for tax periods before tax deconsolidation. In that circumstance, we would file the income tax return with the appropriate tax authorities, and pay the tax directly to the tax authority. Tax benefits generated by our company for tax periods before tax deconsolidation will reduce our tax liability, but not below zero, and we will not be compensated for tax benefits generated by our company and used by the General Motors consolidated group. Except for tax elections, which are defined for purposes of allocating taxes as the treatment of items in tax returns and filings, that may have an adverse impact on the General Motors consolidated group or tax elections that must be made by the parent corporation of a consolidated group, we will determine all tax elections for tax periods during which we are a member of the GM consolidated group. We will prepare and file all tax returns, and pay all income taxes due with respect to all tax returns required to be filed by us for all tax periods after we cease to be a member of the GM consolidated group or for U.S. state or local jurisdictions in which our return is not combined or consolidated with GM's return.

   GM is responsible for most U.S. tax adjustments related to Delphi for all periods prior to tax deconsolidation, other than adjustments related to Delco Electronics, which previously had been a separate entity in the General Motors consolidated group, or related to certain tax elections made by Delphi. In addition, we and GM have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that we cease to be a member of the General Motors consolidated group. We and GM have agreed to indemnify each other for tax liabilities resulting from the failure to cooperate in such audits, litigation or appeals, and for any tax liability resulting from the failure to maintain adequate records. The second tax allocation agreement also provides that with respect to our foreign taxes, we may be required to indemnify General Motors in certain situations where we receive a refund of foreign tax related to a tax period prior to tax deconsolidation and GM's foreign tax credit is reduced as a result of the refund. With a few exceptions, Delphi's subsidiaries outside the United States will generally be responsible for foreign tax adjustments relating to Delphi's businesses for all periods prior to the Contribution Date.


   Intellectual Property. We have entered into agreements with GM to govern the division and transfer of certain intellectual property. Pursuant to these agreements, General Motors has assigned, or agreed to transfer, to us all patents, patent applications and invention records that are primarily related to components produced or sold by us and any other patents that are more valuable to us than to General Motors. Accordingly, GM has transferred to us full or partial ownership of about 2,800 patents, 640 U.S. patent applications and 620 records of invention as well as the corresponding foreign patent and patent applications. We have agreed with GM to enter into royalty-free cross-licenses for certain intellectual property and we believe that the aggregate values of the cross-licenses are about equal. We have also agreed with GM that each of us can collect reasonable royalties or damages under certain patents from the other's suppliers with whom the other does not have or extend an existing supply commitment. Also, GM has transferred to us ownership of about 1,170 trademark registrations and applications, about 70 of which are U.S. and the balance of which are foreign, as well as unregistered trademarks. Certain other intellectual property agreements relating to our business have been transferred to us, and with respect to intellectual property agreements entered into for the benefit of both parties, GM will use reasonable efforts to have us made party to such agreements.

   We have entered into agreements with GM that place restrictions on the use of certain technologies. For example: GM will have a right of first access and limited exclusivity for certain OnStar-related vehicle information management technology; each party is restricted from disclosing certain powertrain, vehicle control, collision avoidance and other software algorithms to third parties without the consent of the other party; and General Motors will retain ownership of certain fuel cell propulsion system and related technologies, although we will have the right to supply a minimum of 25% of the volume of components for GM's first two major vehicle programs to utilize the fuel cell technology, provided we can meet certain conditions, including competitive benchmarks on quality, service and price.

   There are certain restrictions on our use of some of the trademarks that have been assigned to us. In addition, certain trademarks and trade names have been licensed, rather than transferred, to us, and there are restrictions on the geographical territory, duration and/or scope of our use of such licensed trademarks and trade names. Our Delco Electronics subsidiary has a perpetual, worldwide, royalty-free license to use the trade name "Delco Electronics" and the trademarks "DELCO" and "DELCO ELECTRONICS" in connection with several of our business units, but we must wind down our use of that trade name and those trademarks to include only automotive audio products by January 1, 2001. We have a worldwide license to use the trademarks "AC," "DELCO" and "AC Delco," but we must wind down all use of these marks, including such use by our dealers and distributors by January 1, 2000. This license is royalty-free, except that under certain circumstances relating to joint ventures and third-party relationships that have been assigned to us, we may be required to pay GM a royalty.

   Real Estate and Environmental. We have entered into agreements with GM and executed certain instruments to assign or sub-lease GM's real estate portfolio related to the Delphi Automotive Systems Business, consisting of both owned and leased property, between our companies as follows:

   oWith respect to the facilities that were owned by GM and used only in connection with our business, such facilities have been transferred to our company.

   oWith respect to facilities owned by GM and used by both GM and us, GM is leasing to us the portion of such facilities which we use. Such leases are generally for a term of three years and the rent thereunder approximates prevailing market rates.

   oWith respect to facilities that were leased by GM and used only in connection with our business, GM has assigned such leases to us. Pursuant to these assignments, we have assumed all of GM's obligations under each assigned lease and agreed to indemnify GM against all obligations arising under such leases after their assignment.

   oWith respect to facilities leased by GM and used by both GM and us, GM has sub-leased to us the portion of such facilities which we use. Such sub-leases are generally for the then remaining term of GM's lease for such facilities, less one day, and the rent thereunder shall generally equal the occupancy cost per square foot payable under GM's lease for such facility.

   oGM has also assigned to us its interest in the facilities held by joint ventures in which GM was a party and which facilities we utilize or operate.

   Under the lease and sub-lease arrangements described above, the lessor will retain responsibility for releases of hazardous materials at the facility before the closing of the real estate transactions and for certain identified environmental non-compliance matters relating to pre-closing operations. The lessee will be responsible for releases of hazardous materials at the facility after the closing and for all other environmental non-compliance matters during the lease term.

   With respect to the facilities transferred to us, we have assumed all operating costs thereof and applicable financial and environmental reserves with respect thereto. With respect to facilities that are not transferred to us, including all facilities closed or sold prior to January 1, 1999, General Motors has retained all operating costs thereof and applicable financial and environmental reserves with respect thereto, whether or not such facilities were previously used by Delphi.

   Pursuant to the separation arrangements between our company and GM, GM will be responsible for environmental liabilities at the GM facilities that are not transferred to us, including all facilities closed or sold prior to January 1, 1999, except that we will be responsible for any environmental liabilities at such facilities that we cause after January 1, 1999. We will be responsible for environmental liabilities at the facilities that are transferred to us, except that GM will be responsible for any environmental liabilities at such facilities that GM causes after January 1, 1999.

   In addition, with respect to liability for offsite waste disposal, GM will retain responsibility for sites where GM's liability is known or alleged prior to January 1, 1999, except that we will be responsible for any wastes Delphi contributes to these sites after January 1, 1999. We will not, however, be responsible for any contributions to these sites from the facilities transferred to us that occurred prior to January 1, 1999. At other waste disposal sites, GM's and Delphi's respective liability will be allocated based on each party's respective contribution of wastes to such sites. In particular, GM's liability will be based on contributions from the facilities it retains and any other facility owned or operated by GM, except the facilities transferred to us. Delphi's liability will be based on contributions from the facilities transferred to us and any other facility owned or operated by Delphi.

   Tooling, Containers and Dunnage. We have entered into agreements with GM to allocate the ownership of tooling, containers and dunnage. GM and Delphi will each own the tooling that was reflected on their respective balance sheets as of January 1, 1999. The term "tooling" refers to all tools, jigs, dies, gauges, fixtures, molds, patterns and similar items necessary for the production of automotive parts. We will not use tooling to produce products for other customers if such tooling is used to produce products for GM; provided, however, that we will be allowed to continue the use of such tooling to the extent necessary to satisfy existing contracts, and extensions of such contracts, where we have previously used such tooling to produce products for other customers. For more information, see "--Supply Agreement--Use of GM's Tooling."

   Containers and dunnage used for the transportation of our products from our facilities to GM facilities or other Tier 1 suppliers to GM will be owned by General Motors. The term "dunnage" refers to the materials, such as padding, wrappings and other loose materials, used to protect automotive parts during shipment. We will own containers and dunnage used for the transportation of our products within our facilities. Finally, we will own containers and dunnage used for the transportation of products between us and our suppliers.

   Warranty Matters. Our warranty responsibility for products supplied to General Motors under existing contractual arrangements will be governed by the terms and conditions of those contracts. Generally, those terms and conditions provide that Delphi expressly warrants to GM that all goods and services covered by the contract will conform to the specifications, drawings, samples or descriptions furnished to or by General Motors, and will be merchantable, of good material and workmanship and free from defect. In addition, Delphi acknowledges that it knows of GM's intended use for the products and expressly warrants that the products have been selected, designed, manufactured or assembled based on GM's stated use and will be fit and sufficient for the purposes intended by General Motors.

   We have agreed with GM pursuant to the Supply Agreement to work together in good faith to reduce warranty costs, including through participation in GM warranty programs. In addition, the Supply Agreement provides that our warranty responsibility for products supplied under new contracts will be governed by the terms and conditions negotiated between the parties in those contracts.

   Interim Services. The Ancillary Agreements provide that General Motors will furnish us with a number of interim services, which services will generally be provided to us at cost. In addition to any services discussed above, such services include, among others:

   ocertain   treasury,   accounting,   which  includes   accounts  payable  and
    receivable, tax, travel, customs and payroll services;


   ocertain  information  systems services,  including  financial,  engineering,
    environmental,  human  resources,  manufacturing,   communications,   legal,
    logistics, purchasing and warranty and service systems;

   oa variety of employee-related administrative support services, including human resource planning and employee placement and medical services;

   o certain legal services;

   o certain audit services; and

   omanaged  access  to  proving   grounds,   test   facilities,   research  and
    development and engineering centers and the services provided at such sites by General Motors personnel.

   These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from GM. The prices charged to us under these agreements may be higher or lower than the prices that may be charged by unaffiliated third parties for similar services and the services provided may not be the same, in scope and level, as those provided before our separation from GM.

   International Agreements. We have entered into a series of agreements with GM similar to those discussed above with respect to those Delphi Assets located outside the United States. In most countries, GM's vehicle and component businesses are operated by separate legal entities. In such countries, the entities that operate the components business will be transferred to Delphi. Where certain facilities or functions are shared by such separate legal entities, the shared functions or facilities will generally be separated in accordance with the principles set forth in the corresponding Ancillary
Agreement in the United States. In those countries in which the vehicle and components businesses are owned by one legal entity, new entities have been or will be formed in order to separate the Delphi business from the GM business.

   Agreements have been or will be entered into in each of the countries where operations are to be transferred to Delphi. Although the agreements for most countries have or will have different terms than the Ancillary Agreements in the United States, in general they are or will be similar in scope to the Ancillary Agreements. Certain international assets relating primarily to our business may still be held by General Motors or its affiliates following the Offering pending receipt of consents or approvals or satisfaction of other applicable requirements necessary for the transfer of such assets to Delphi. These assets and operations are not, individually or in the aggregate, material to our company. For example, certain assets and operations located in Brazil, Germany and Canada are subject to such restrictions. However, the information included in this report regarding our company and our facilities and operations, including the information set forth in the "Item 1. Business" section and our consolidated financial statements presented elsewhere in this report, assumes and gives effect to the completion of these transactions.
















Employees; Union Representation

   As of December 31, 1998, excluding our joint ventures and other investments, we employed 197,568 persons, including 32,896 salaried employees and 164,672 hourly employees. Of our hourly employees, about 93% are represented by about 53 unions, including the UAW, the IUE and the USW. The UAW is our largest union, representing about 28% of our unionized employees. Our union representation by major region as of December 31, 1998 is indicated in the table below:

                                      Union Representation

                                                  Number of    Number of
                              Region                Unions     Employees
                              ------                ------     ---------
                          United States
                          UAW..........               1        43,150
                          IUE..........               1        15,837
                          USW..........               1         1,403
                          Other unions.               3           250
                                                      -        ------
                           Total United States.       6        60,640


                          Canada.........             2           957
                          Mexico.........             6        58,758
                          Europe.........            32        27,715
                          South America..             5         5,265
                          Asia/Pacific...             2           637
                                                     --       -------
                                  Total.....         53       153,972
                                                     ==       =======

   The national collective bargaining agreements negotiated by GM with the unions currently apply to our workforce. GM's national agreement with the UAW expires in September 1999, GM's national agreement with the IUE expires in November 1999 and GM's national agreement with the USW expires in September 2002. We will assume the terms of the existing collective bargaining agreements for our employees in connection with the Distribution.

   The percentage of our employees located outside the United States and Canada has increased from about 38% in 1992 to about 60% in 1998. We expect that the percentage of our employee population located outside the United States and Canada will continue to increase over time as we continue to expand our operations globally.

























ITEM 2.    PROPERTIES

     Our world headquarters is located in Troy, Michigan and occupies about 264,000 square feet. We occupy this facility, as well as certain other facilities, under agreements with General Motors. We expect to purchase our headquarters upon expiration of our agreement with GM related thereto.

We also maintain regional headquarters for our Asia/Pacific region in Tokyo, Japan, for our Europe/Middle East/Africa region in Paris, France and for our South America region in Sao Paulo, Brazil. Excluding our joint ventures and other investments, we currently maintain a total of 244 sites in 36 countries throughout the world. The following table, which gives full effect to the international asset transfers contemplated by the Separation Agreement, but excludes our joint ventures and other investments, shows our principal facilities as of December 31, 1998:

                                      Number of   Total Owned     Total Leased
                      Region            Sites   Square Footage   Square Footage
                      ------            -----   --------------   --------------
           United States/Canada.......   78       44,837,322       13,448,992
           Europe/Middle East/Africa..   93        6,058,025        4,942,674
           Mexico/South America.......   47        7,919,242        3,752,457
           Asia/Pacific...............   26        1,392,501          723,502
                                         --       ----------      ----------
                     Total............  244       60,207,090       22,867,625
                                        ===       ==========       ==========

     In some cases, our manufacturing sites, technical centers and/or customer service centers and sales activity offices are located at a single multiple-purpose site. We also have a limited number of miscellaneous facilities. The following table, which gives full effect to the international asset transfers contemplated by the Separation Agreement, but does not reflect our joint ventures and other investments, shows our capabilities as of December 31, 1998:


                                                                    Customer
                                     Manufacturing   Technical    Centers and
                 Region                  Sites        Centers    Sales Offices
                 ------                  -----        -------    -------------

      United States/Canada..........       48            14            11
      Europe/Middle East/Africa.....       64             7            20
      Mexico/South America..........       41             4             6
      Asia/Pacific..................       15             2            14
                                           --            --            --
                    Total...........      168            27            51
                                          ===            ==            ==

   We are currently evaluating long-term plans to consolidate our worldwide engineering and technical resources, including our technical centers, into a more efficient, customer-focused global engineering support network. While we believe that this consolidation will enhance our ability to provide engineering and technical support to our customers around the world, we also expect that it will have the effect of reducing the overall number of our technical centers.

   We believe that our facilities are suitable and adequate, and have sufficient productive capacity, to meet our current and currently anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

   We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

   Although we do not believe any current litigation will have a material adverse effect on our business or financial condition, we face an inherent business risk of exposure to product liability claims in the event that the failure of our products results or is alleged to result in personal injury or death, and we cannot assure you that we will not experience any material product liability losses in the future. In addition, if any Delphi-designed products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each VM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with product liability claims. Because this is a new trend in our industry and we have only limited experience in this regard, we cannot assure you that our costs associated with providing product warranties will not be material.

   In connection with our separation from General Motors, GM has agreed to retain responsibility for all product liability actions relating to products we manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. We will be responsible for all product liability actions relating to products we sold at any time to customers other than GM. Responsibility for product liability actions relating to products we manufacture on or after January 1, 1999 and sell to GM will be determined in accordance with the agreements for such sales.

   From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. Our warranty responsibility for our products is generally governed by the terms and conditions of the applicable contract, which vary from contract to contract. Most of our contracts require that we make certain warranties to our customers regarding, among other things, conformity to specifications and freedom from defect. For information regarding our warranty responsibility for products supplied to General Motors, see "Item 1. Business--Arrangements Between GM and Delphi --Warranty Matters."

     VMs generally offer warranties to new vehicle purchasers which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. Because this is a new trend in our industry and we have only limited experience in this regard, we cannot assure you that our costs associated with providing product warranties will not be material.

     We believe that we are adequately insured, including with respect to product liability coverage, at levels sufficient to cover the claims described above, subject to commercially reasonable deductible amounts. Delphi is insured under all of GM's property and liability insurance programs worldwide. We will remain insured under those programs, subject to the same limitations and conditions of coverage applicable to all GM operations, until the earlier of the Distribution and January 1, 2000. We expect to purchase product liability insurance to be effective at the time such GM coverage ceases, with reasonable deductibles or self-insured retentions. We have also established reserves in amounts we believe are reasonably adequate to cover any adverse judgments. However, any adverse judgment in excess of our insurance coverage and such reserves could have a material adverse effect on our business.

     On December 17, 1998, General Motors entered into a consent order with the New York Department of Environmental Conservation to settle a notice of violation the Department issued to our Lockport, New York facility on November 24, 1998. The notice alleged that the facility had installed thermal degreasers without obtaining an air emission permit or complying with certain requirements for volatile organic compound emissions from new emission sources. The consent order requires payment of a civil penalty of $110,000 to the Department. We have paid the penalty on behalf of GM and will be reimbursed from GM pursuant to the separation arrangements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 27, 1998, the Company's sole stockholder, by written consent in lieu of a meeting, elected as directors Messrs. Battenberg, Losh, Smith, Pearce and Wyman. See Items 10 through 13.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Sales of Unregistered Securities

     In connection with its incorporation and organization, on September 16, 1998, Delphi issued ten shares of common stock to GM for an aggregate consideration of $1.00. We believe that this issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Use of Proceeds From Sales of Registered Securities

     In February 1999, Delphi completed an initial public offering of 100 million shares of its $.01 par value Common Stock. Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Schroeder & Co. Inc., acted as representatives for the U.S. underwriters, and Morgan Stanley & Co. International Limited, Goldman Sachs International, Merrill Lynch International, Donaldson, Lufkin and Jenrette International, and J. Henry Schroeder & Co. Limited acted as international representatives for the international underwriters. The shares of Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-67333) that was declared effective by the Securities and Exchange Commission on February 4, 1999. The IPO commenced on February 4, 1999. All 100 million shares of Common Stock registered were sold at a price of $17 per share. The aggregate offering price of the shares of Common Stock registered and sold was $1.7 billion. Delphi paid an aggregate of about $79 million in underwriting discounts and commissions, resulting in net proceeds to Delphi of about $1.6 billion.

     The following table sets forth the costs and expenses, other than underwriting discounts and commissions, payable in connection with the sale and distribution of the securities registered in the IPO. All amounts are estimated except the Securities and Exchange Commission registration fee and the NASD registration fee. GM has generally agreed to pay these costs and expenses. The underwriters have agreed to reimburse GM for certain of its expenses incurred in connection with the IPO.

      Securities and Exchange Commission registration fee.   $   575,460
      NASD registration fee...............................        30,500
      NYSE original and continued listing fees............       962,135
      Blue Sky qualification fees and expenses............         5,000
      Legal fees and expenses.............................     1,650,000
      Accounting fees and expenses........................     2,000,000
      Transfer agent and registrar fees...................        60,500
      Printing and engraving expenses.....................     3,020,000
      Miscellaneous expenses..............................     1,696,405
                                                             -----------

        Total.............................................   $10,000,000
                                                             ===========

     None of the expenses or net proceeds of the IPO were paid directly or indirectly to any director or officer of Delphi or their associates, persons owing 10% or more of the equity securities of Delphi, or an affiliate of Delphi. In managing our cash position, we used the proceeds of the offering to pay down borrowings under our revolving credit facilities and subsequently re-borrowed from our credit facilities to fund our operations. Borrowings under such credit facilities have due dates of January 3, 2000 and January 3, 2004. As of March 1, 1999, the interest rates on our borrowings under these credit facilities ranged between about 5.3% and 5.44%.

     Our Common Stock is listed on the New York Stock Exchange under the symbol "DPH." The Transfer Agent and Registrar for our Common Stock is BankBoston, N.A. On February 24, 1999, there were 461 holders of record of our Common Stock.

     We currently intend to pay dividends on a quarterly basis, at an initial rate of about $0.07 per share, commencing with the first declaration in June 1999 for payment in July 1999. Our Board is free to change its dividend practices at any time and from time to time and to decrease or increase the dividend paid, or not to pay a dividend, on the Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.


ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data of Delphi reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi Automotive Systems business sector of GM during each respective period. In addition, the data for all periods include amounts relating to Delco Electronics, the electronics and mobile communication business that was transferred by GM from Hughes Electronics to Delphi in December 1997. The historical consolidated statement of operations data set forth below do not reflect many significant changes that will occur in the operations and funding of our company as a result of our separation from GM and the IPO. The historical consolidated balance sheet data set forth below reflect the assets and liabilities transferred to our company in accordance with the Separation Agreement.

     The selected financial data of Delphi should be read in conjunction with, and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statement of operations and cash flow data set forth below for each of the three years in the period ended December 31, 1998, and the consolidated balance sheet data as of December 31, 1998 and 1997 are derived from, and qualified by reference to, the consolidated financial statements included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the notes thereto. The consolidated statement of operations and cash flow data for the year ended December 31, 1995 and the consolidated balance sheet data as of December 31, 1996 are derived from audited consolidated financial statements not included in this report. The consolidated statement of operations and cash flow data for the year ended December 31, 1994 and the consolidated balance sheet data as of December 31, 1995 and 1994 are derived from unaudited consolidated financial statements not included in this report, which in our opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such periods.

     The financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented. You should read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which describes a number of factors which have affected our financial results, including significant price reductions as GM implemented its global sourcing initiative, labor disruptions at both GM and Delphi and charges associated with certain competitiveness initiatives.


                                             Year Ended December 31,
                               -----------------------------------------------
                                  1998       1997      1996      1995   1994(1)
                                  ----       ----      ----      ----   -------
                                        (in millions, except per share amounts)
Statement of Operations Data:
 Net sales...................   $28,479   $31,447   $31,032   $31,661  $31,044


 Operating expenses:
  Cost of sales, excluding
   items listed below.......    26,135     27,710   27,471    27,384    27,081
  Selling, general and
   administrative...........     1,463      1,415    1,445     1,366     1,157
  Depreciation and
   amortization.............     1,102      1,970      843       773       722
                               -------    -------  -------   -------   -------
  Operating (loss)income.....     (221)      352     1,273     2,138     2,084
  Interest expense...........     (277)     (287)     (276)     (293)     (310)
  Other income, net..........      232       194       115       101       103
                                ------    -------   -------  -------    ------
  (Loss)income before
   income taxes..............     (266)      259     1,112     1,946     1,877
 Income tax (benefit)expense.     (173)       44       259       639       644
                                ------    -------   -------  -------    ------
 (Loss) income before
  cumulative effect of change
  in accounting principle....      (93)      215       853     1,307     1,233
                                ------    -------   -------  -------    ------
 Cumulative effect of change in
  accounting principle, net
  of tax.....................       --        --        --        --      (258)
                                -------    -------   ------   -------   ------
 Net (loss) income...........   $  (93)  $   215   $   853   $ 1,307   $   975
                                ======   =======   =======   =======   =======
 Basic and diluted (loss)
  earnings per share            $(0.20)  $  0.46   $  1.83   $  2.81   $  2.10
                                ======   =======   =======   =======   =======
Statement of Cash Flows Data:
 Cash provided by operating
  activities................    $  849   $ 2,918   $ 2,701   $ 1,370      n/a
 Cash used in investing
  activities................    (1,216)   (1,320)     (995)   (1,141)     n/a
 Cash provided by (used in)
  financing activities......       384    (1,549)   (1,686)     (263)     n/a
Other Financial Data:
 EBITDA(2)..................    $1,056    $2,459    $2,182   $ 2,959   $ 2,603




                                               At December 31,
                               ----------------------------------------------
                               1998       1997      1996      1995      1994
                               ----       ----      ----      ----      ----
                                                (in millions)
Balance Sheet Data:
 Total assets..............  $15,506    $15,026   $15,390   $15,635   $14,494
 Total debt................    3,500      3,500     3,500     3,500     3,500
 Equity (deficit)..........        9       (413)      922     1,354       120

 (1) Delphi adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The adoption had an unfavorable cumulative effect of $258 million after-tax, which is reflected in 1994 net income. Earnings per share before the unfavorable cumulative effect of the change in accounting principle was $2.65 per share. The unfavorable cumulative effect of the change in accounting principle was $0.55 per share.

(2)"EBITDA" is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Historical Financial Statements

   Our consolidated financial statements, which are discussed below, reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM during each respective period; however, they do not reflect many significant changes that will occur in the operations and funding of our company as a result of our separation from GM and the IPO. The historical consolidated balance sheets reflect the assets and liabilities transferred to our company in accordance with the transactions contemplated by the Separation Agreement to which we and GM are parties. Delphi and Delco Electronics were under the common control of GM during such periods; therefore, our consolidated financial statements include amounts relating to Delco Electronics for all periods presented, although Delco Electronics was not integrated with our company until December 1997. See Note 1 to our consolidated financial statements included elsewhere in this report for a summary of our organization and significant factors reflected in our historical financial statements. See "--Results of Operations" "--Liquidity and Capital Resources" and Note 17 to our consolidated financial statements included elsewhere in this report for information on changes in our operations and funding that are expected to result from our separation from GM and the IPO.

   Separation

     Delphi and General Motors (and, in some cases, their respective affiliates) have entered into certain agreements providing for the separation of our business from General Motors, including a Master Separation Agreement to which GM and Delphi are parties (as amended from time to time, the "Separation Agreement"). For more information regarding the separation terms, including the Supply Agreement between the companies, see "Item 1. Business--Arrangements Between GM and Delphi ."

Results of Operations

     To  facilitate   analysis,   the  following  table  sets  forth  historical
consolidated statement of operations data as a percentage of consolidated net sales for each of the periods presented:


                                        Year Ended December 31,
                                        -----------------------
                                         1998     1997    1996
                                       -------  -------  ------
           Net sales................    100.0%   100.0%  100.0%
           Operating expenses:
            Cost of sales, excluding
             items listed below.....     91.8     88.1    88.5
            Selling, general and
             administrative.........      5.1      4.5     4.7
            Depreciation and
             amortization...........      3.9      6.3     2.7
                                       ------   ------  ------
           Operating (loss)income ..     (0.8)     1.1     4.1
           Interest expense.........     (0.9)    (0.9)   (0.9)
           Other income, net........      0.8      0.6     0.4
                                       ------   ------  ------
           (Loss)  income  before
            income taxes............     (0.9)     0.8     3.6
           Income tax (benefit)
            expense ................     (0.6)     0.1     0.8
                                       ------   ------  ------
           Net (loss) income .....       (0.3)%    0.7%    2.8%
                                        =====    =====   =====


     In order to more fully understand the fluctuations, you should consider the impact of special items and work stoppages as discussed below.

   Special Items and Work Stoppages

     The global automotive components and systems market is increasingly competitive and is undergoing significant restructuring and consolidation activities. All of our major industry competitors continue to increase their focus on efficiency and cost improvements, while facing increasing price pressures from vehicle manufacturer customers. As a result, in 1997, we initiated a study to evaluate the long-term competitiveness of all facets of our businesses ("Competitiveness Study"). As market conditions continued to warrant such review, a Competitiveness Study was again completed in 1998 in conjunction with our annual business planning cycle. Additional information regarding the results of each Competitiveness Study is included below and in
Note 3 to our consolidated financial statements included elsewhere in this report.

   Our operating results for the periods presented also were impacted by a number of other special items which management views as non-recurring in nature. Such special items included divestitures and plant closing charges as well as work stoppages at certain GM and Delphi locations. Although these items are considered non-recurring, we cannot provide assurance that other special items and/or work stoppages will not occur with greater or lesser effects in future periods.

   The following is a summary of the special items that impacted our operating results during the periods presented:

   1998

   o During 1998, we recorded a $310 million charge, or $192 million after-tax, related to the 1998 Competitiveness Study. Overall, the charge had the effect of increasing cost of sales and depreciation and amortization by $154 million and $156 million, respectively.

   o During 1998, we recorded a loss of $430 million, or $271 million after-tax, related to divestitures involving our seating, lighting, and coil spring businesses. The charge had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively.

   o Work stoppages at GM and Delphi during 1998 reduced operating income by about $726 million, or $450 million after-tax, after considering partial recovery of lost production in subsequent periods.

   1997

   o During 1997, we recorded a $1.4 billion charge, or $870 million after-tax, relating to the 1997 Competitiveness Study. Overall, the charge had the effect of increasing 1997 cost of sales and depreciation and amortization by $262 million and $1.1 billion, respectively.

   o Work stoppages during 1997 reduced operating income by about $148 million, or $92 million after-tax, after considering partial recovery of lost production in subsequent periods.

   o During 1997, we recorded an $80 million plant closing charge, or $50 million after-tax, relating to a facility in Trenton, New Jersey. This charge had the effect of increasing cost of sales by $80 million.

   o Other special items included gains aggregating $97 million, or $60 million after-tax. These gains primarily related to the sale of certain businesses and investments, none of which were material on an individual basis.

   1996

   o During 1996, we sold four facilities located in Flint and Livonia, Michigan and Oshawa and Windsor, Ontario, which resulted in a loss of $247 million, or $153 million after-tax. The loss had the effect of increasing cost of sales and depreciation and amortization by $167 million and $80 million, respectively.

   o During 1996, three major work stoppages at various GM and Delphi facilities in the United States and Canada had an unfavorable impact of $453 million, or $281 million after-tax, resulting from lower GM production volumes, after considering partial recovery of lost production in subsequent periods.

   o Retiree lump sum benefit payments resulting from U.S. labor negotiations during 1996 resulted in a charge of $86 million, or $53 million after-tax.

   o Other special charges totaled $50 million, or $31 million after-tax. These costs primarily reflect the sale of certain business investments, none of which were material on an individual basis.


   1998 versus 1997

     Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the years ended December 31, 1998 and 1997 were:

                                        Year Ended
                                        December 31,           Change
                                    ---------------------- ------------------
                Product Sector        1998        1997        $         %
        -------------------------   --------    --------  ---------  --------
                                              (dollars in millions)

        Electronics & Mobile
        Communication............  $ 4,823     $ 5,539    $  (716)    (12.9)%
        Safety, Thermal &
         Electrical Architecture.   11,226      12,728     (1,502)    (11.8)
        Dynamics & Propulsion....   12,862      13,733       (871)     (6.3)
        Eliminations.............     (432)       (553)       121       n/a
                                    ------      ------     ------      ----
         Consolidated net sales.   $28,479     $31,447    $(2,968)     (9.4)%
                                   =======     =======    =======      ====


   The decrease in consolidated net sales for each product sector reflects unfavorable volume associated with work stoppages, after considering partial recovery of lost production, divested businesses (primarily in our Safety, Thermal and Electrical Architecture product sector) and economic conditions in Asia and Latin America. In addition, our net sales continue to be impacted by pricing pressures as vehicle manufacturers reduce their cost structures through competitive sourcing initiatives and global vehicle platforms. Specifically, all of our product sectors were impacted by price reductions required by GM and other customers which totaled $465 million (or 1.6% of net sales). As a percentage of net sales, price reductions declined from 1997 levels to levels which we believe will be more indicative of future pricing pressures from vehicle manufacturers, although we cannot assure you in this regard. Overall, price reductions had the largest impact on our Electronics & Mobile Communication product sector (2.7% of net sales) due to the impact of GM-North America's continued implementation of its global sourcing strategy and reflecting the overall price declines throughout the electronics industry. The unfavorable impact of lower volumes, as discussed above, and price reductions was partially offset by an increase in sales to customers other than GM. Sales to customers other than GM during 1998 increased about $620 million or 11% compared to 1997.

   Cost of Sales. Cost of sales represented 91.8% of consolidated net sales for 1998 compared to 88.1% for the 1997 year. The increase reflects the impact of special items and work stoppages along with other factors which are described in greater detail in the operating (loss) income discussion below.

   Selling, General and Administrative and Depreciation and Amortization. Selling, general and administrative expenses increased by $48 million during 1998 compared to 1997. Depreciation and amortization increased by $28 million during 1998 excluding the impact of special charges during 1998 and 1997 totaling $204 million and $1.1 billion, respectively, related to divestitures and the Competitiveness Study for each period. The increase in depreciation and amortization, excluding the impact of special charges, reflected incremental depreciation associated with a larger fixed asset base.

   Operating (Loss) Income. Our operating loss was $221 million for 1998 compared to operating income of $352 million in 1997. Excluding the impact of special items and work stoppages, operating income totaled $1.2 billion and $1.9 billion for the years ended December 31, 1998 and 1997, respectively. The following information on operating income and changes in operating income and its components excludes the impact of special items and work stoppages. See "--Special Items and Work Stoppages" for additional information.


   Operating income by product sector and in total, excluding the impact of special items and work stoppages, was:


                                                            Year Ended
                                                           December 31,
                                                        -----------------
                         Product Sector                 1998         1997
         ----------------------------------            ------      -----
                                                          (in millions)

        Electronics & Mobile Communication........     $ 511        $  612
        Safety, Thermal & Electrical Architecture.       707         1,060
        Dynamics & Propulsion.....................       314           400
        Other.....................................      (287)         (130)
                                                       -----         -----
         Total operating income excluding the impact
          of special items and work stoppages.....    $1,245        $1,942
                                                       ======       ======


   Operating income, excluding the impact of special items and work stoppages, was unfavorably impacted by continuing price pressures, the economic downturn in Latin America and unfavorable design costs and product mix. These unfavorable items were significantly offset by our aggressive cost reduction efforts as we have implemented several strategies to reduce our cost structure and maintain our desired level of profitability. Specifically, each of our product sectors achieved material and manufacturing cost savings which totaled about $945 million during 1998, exceeding price reductions and unrecovered design change costs by $110 million. Cost savings achieved primarily reflect the results of our global sourcing initiatives and continued implementation of lean manufacturing strategies. In addition, operating income was favorably impacted by greater sales penetration of non-GM customers during 1998.

   Interest Expense. Interest expense totaled $277 million and $287 million for the years ended December 31, 1998 and 1997, respectively. The decrease in interest expense reflects lower interest rates during 1998 in comparison to 1997 rates.

   Other Income, Net. Other income, net totaled $232 million for 1998, compared to $194 million in 1997. The increase primarily reflects improved profitability for certain non-consolidated ventures during 1998.

   Taxes. The effective income tax rate for 1998 was a 65.0% credit compared to an effective income tax rate of 17.0% for 1997. During 1998, certain deductions and tax credits remained constant while taxable income decreased substantially, resulting in a greater effective tax benefit as a percentage of pretax income.

   Net (Loss) Income. Our historical net loss totaled $93 million in 1998 compared to net income of $215 million during 1997. Excluding special items and work stoppages, our income was $820 million and $1.2 billion for the years ended December 31, 1998 and 1997, respectively, reflecting the impact of items discussed above.

   Pro forma 1998

   Our operating loss and net loss, as reported for 1998, does not reflect the impact of many changes in our operations that are expected to result from our separation from GM. After giving effect to the terms of the Separation Agreement, our operating loss and net loss would have been $110 million and $24 million, respectively, for 1998. Excluding the impact of special items and work stoppages and after giving effect to the terms of the Separation Agreement, operating income and net income would have been $1.4 billion and $889 million, respectively, for 1998. Overall, the terms of the Separation Agreement would have had a favorable impact on our reported operating loss and net loss of $111 million and $69 million, respectively, for the year ended December 31, 1998, reflecting the net effect of lower employee benefit costs and higher other costs associated with operating Delphi as a stand-alone company. For additional information on the impact of the terms of the Separation Agreement, see Note 17 to our consolidated financial statements included elsewhere in this report.


   1997 versus 1996

     Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the years ended December 31, 1997 and 1996 were:


                                               Year Ended
                                              December 31,       Change
                                        ------------------   -------------
         Product Sector                 1997      1996        $        %
         --------------------------    ------    ------      -----   -----
                                                (dollars in millions)
         Electronics & Mobile
          Communication............    $5,539    $5,315      $224     4.2%
         Safety, Thermal &
         Electrical Architecture...    12,728    12,942      (214)   (1.7)
         Dynamics & Propulsion.....    13,733    13,293       440     3.3
         Eliminations..............      (553)     (518)      (35)    n/a
                                      -------   -------      ----     ----
          Consolidated net sales.     $31,447   $31,032      $415     1.3%
                                      =======   =======      ====     ===


   The increase in consolidated net sales during 1997 reflects a $260 million increase in sales to non-GM customers and improved GM-North America production volumes, after adjusting for the impact of work stoppages. These improved volumes during 1997 were partially offset by the impact of the 1996 sale of four plants by the Safety, Thermal & Electrical Architecture product sector, which had combined historical annual net sales of about $1.0 billion, as well as continued price pressures. Price reductions required by GM and non-GM customers had an unfavorable sales impact on all of our product sectors and totaled about $730 million, or 2.3% of net sales, during 1997. Price reductions for our Electronics & Mobile Communication product sector, representing 3.3% of net sales, exceeded the overall percentage for Delphi on a consolidated basis due to the timing of the implementation of GM-North America's global sourcing as it related to electronics products and the overall price declines throughout the electronics industry.

   Cost of Sales. Cost of sales, as a percentage of consolidated net sales, decreased to 88.1% in 1997 from 88.5% in 1996. The decrease as a percentage of net sales reflects a lower impact of work stoppages in 1997 compared to 1996 along with other factors which are described in greater detail in the operating income discussion below.

   Selling, General and Administrative and Depreciation and Amortization. Selling, general and administrative expenses remained constant during 1997 and 1996 while depreciation and amortization, excluding the $1.1 billion charge associated with the Competitiveness Study, increased slightly.

   Operating Income. Operating income decreased to $352 million in 1997 from $1.3 billion in 1996. Excluding the impact of special items and work stoppages, operating income totaled $1.9 billion in 1997 compared to $2.1 billion in 1996. The following information on operating income and changes in operating income and its components excludes the impact of special items and work stoppages. See "--Special Items and Work Stoppages" for additional information.

   Operating income by product sector and in total, excluding the impact of special items and work stoppages was:

                                                          Year Ended
                                                         December 31,
                                                       -----------------
                        Product Sector                 1997         1996
           ----------------------------------          ----         ----
                                                         (in millions)
           Electronics & Mobile Communication          $612         $810
           Safety, Thermal & Electrical
           Architecture......................         1,060          955
           Dynamics & Propulsion.............           400          321
           Other.............................          (130)         (27)
                                                      -----         ----
           Total operating income excluding the
            impact of special items and work
            stoppages.....                           $1,942       $2,059
                                                     ======       ======

   As a result of strategies implemented to reduce our cost structure, we realized material and manufacturing cost savings of about $450 million during 1997. Cost savings were realized by all of our product sectors; however, price reductions and unrecovered design change costs, which together totaled about $960 million in 1997, more than offset the cost savings. Unrecovered design change costs had an unfavorable impact on operating income of about $230 million in 1997, primarily affecting our Electronics & Mobile Communication product sector. In addition, operating income was favorably impacted by greater sales penetration of non-GM customers and improved GM-North America production volumes after adjusting for the impact of work stoppages.


   Interest Expense. Interest expense totaled $287 million and $276 million in 1997 and 1996, respectively. The increase in interest expense in 1997 primarily reflected slightly higher interest rates during the period.

   Other Income, Net. Other income, net totaled $194 million in 1997 compared with $115 million in 1996. The amount reported for 1997 includes a gain of $97 million, or $60 million after-tax, relating to the sale of certain business investments. The gain was partially offset by a decline in earnings of nonconsolidated affiliates, which decreased to $27 million in 1997 compared with $57 million in 1996. The decline reflected lower equity earnings due to the sale of certain minority owned investments and the unfavorable impact of economic volatility on overseas joint ventures.

   Taxes. The effective income tax rate for 1997 was 17.0% compared with 23.3% for 1996. The lower 1997 effective income tax rate primarily reflected the favorable impact of state and local income tax rates which were generally lower than in 1996. The favorable impact of state and local tax rates was partially offset by higher foreign tax rates during 1997.

   Net Income. Net income totaled $215 million in 1997 and $853 million in 1996. Income, excluding the impact of special items and work stoppages, totaled $1.2 billion in 1997 compared to $1.4 billion in 1996 reflecting the items discussed above.

Liquidity and Capital Resources

   Pursuant to a Cash and Debt Management Agreement with GM and an intracompany note payable to GM, our historical balance sheets reflect cash and marketable securities of $1.0 billion and combined short-term and long-term debt capitalization of $3.5 billion at December 31, 1998 and 1997. The short-term and long-term debt capitalization included a $3.1 billion intracompany note payable to GM and outstanding debt at our international subsidiaries. The $3.1 billion intracompany note payable to GM represented the portion of GM's outstanding debt that was specifically related to our operations.

   Our net liquidity was $(2.5) billion at December 31, 1998 and 1997. Our net liquidity consists of cash and marketable securities less the total of short-term and long-term debt. The ratio of total debt to total capital, which consists of total debt plus equity, was 100% at December 31, 1998 compared to 113% at December 31, 1997. The ratio of total debt to total capital was greater than 100% at December 31, 1997, reflecting the impact of a net deficit in stockholder's equity. The ratio of total debt to total capital decreased during 1998, reflecting differences in various separation adjustments required at each date. The IPO and other related transactions resulted in a pro forma total debt to total capital ratio of 52% at December 31, 1998.

   Liquidity Prior to and Upon Our Separation from GM and the IPO

   The following table sets forth the changes in our net liquidity, certain of which occurred immediately prior to or in connection with the transfer of assets and liabilities from GM to our company. The extension of payment terms for intracompany accounts receivable and the settlement of intracompany accounts receivable with the intracompany note payable occurred before assets and liabilities were transferred to Delphi Automotive Systems Corporation. Consequently, these transactions were executed by the Delphi businesses, and not by Delphi Automotive Systems Corporation.

                                          Cash and
                                         Marketable    Short- and        Net
                                         Securities  Long-Term Debt   Liquidity
                                         ---------   --------------   ---------
                                                       (in billions)
   Net liquidity at December 31,          $ 1.0          $ 3.5          $(2.5)
   1998--As reported.................
   Extension of payment terms for
    intracompany accounts
    receivable from GM.............        (2.1)           --            (2.1)
   Settlement of intracompany note
    payable to GM....................       --            (3.1)           3.1
   Increase in accounts receivable,
    subsequent to settlement of
    intracompany accounts receivable.      (1.6)           --            (1.6)
   Proceeds from third party                3.1            3.1            --
       financing.....................
   Proceeds from the IPO.............       1.6            --             1.6
                                          -----          -----          -----
     Pro forma net liquidity.........     $ 2.0          $ 3.5          $(1.5)
                                          =====          =====          =====

     Each of the above changes in our net liquidity is discussed in the sections that follow.


   Extension of Payment Terms

     In accordance with the Supply Agreement, which became effective January 1, 1999, payment terms for intracompany accounts receivable from GM have been modified such that payments will generally be due from GM on the second day of the second month following the date of shipment by Delphi. These modified payment terms are consistent with those GM is currently in the process of introducing to all of its suppliers. Previous payment terms generally required GM to make intracompany accounts receivable payments in the month following shipment by Delphi. Overall, Delphi expects this change to increase accounts receivable by about $2.1 billion beginning in 1999. While Delphi intends to seek an extension of payment terms with its suppliers over time, in most cases, it currently pays suppliers on the 25th day of the month following the date a shipment is received. The difference in the payment terms for accounts receivable and accounts payable results in a monthly short-term cash flow gap. Delphi is financing this short-term cash flow gap through short-term borrowings, as discussed below.

   Debt Capitalization and Available Financing Sources

     Immediately prior to the transactions contemplated by the Separation Agreement, approximately $1.6 billion of certain intracompany accounts receivable from GM were offset with the $3.1 billion outstanding intracompany note payable to GM, with the difference resulting in an increase in GM's net investment in Delphi. We expect to finance our operations with third party funding of up to $3.1 billion. Such funding will be in the form of draw downs from the available $4.9 billion third party revolving credit facilities and structured financing arrangements. In this regard, borrowings under third party credit facilities were about $2 billion as of February 1, 1999. In addition, during the fourth quarter of 1998, we implemented a $175 million accounts receivable factoring program.

     In January 1999, we entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $4.9 billion in available revolving credit facilities. In general, we may borrow up to $4.9 billion under the facilities through January 3, 2000, after which $1.5 billion will be available  through  January 3,  2004.  The $4.9  billion  we may borrow  will be reduced to the extent of any net cash proceeds from post IPO public offerings and private placements of debt securities, excluding debt securities with a maturity of less than one year. The total reduction arising from issuances of common stock and debt securities will not exceed $2.0 billion. We may borrow under these financing arrangements for general corporate purposes. The credit facilities include certain customary affirmative and negative covenants, including maintenance of a ratio of consolidated total debt to consolidated EBITDA, excluding extraordinary items. The credit facilities also provide for certain events of default, including upon a change in control, which is defined to include the acquisition of more than 20% of the voting power of our Common Stock by any person other than GM. For additional information on revolving credit facilities, see Note 8 to the consolidated financial statements included elsewhere in this report.

     We expect the draw downs from the revolving credit facilities to be refinanced with a combination of operating cash flows and the issuance of long-term debt during the first half of 1999. Subsequently, it is expected that the available $4.9 billion revolving credit facilities would be reduced to $3.0 billion in available funds, generally split between 364-day and five-year tranches.

     General Motors continues to own about 82.3% of our Common Stock. As a result, GM will continue to include us as a "subsidiary" for various financial reporting, accounting and other purposes. Accordingly, we have agreed to certain covenants regarding the incurrence of debt. Specifically, so long as GM owns at least 50% of our outstanding shares of Common Stock, these covenants limit our maximum indebtedness, including indebtedness incurred in connection with acquisitions.

     Delphi's intra-year cash fluctuations are impacted by the volume and timing of worldwide vehicle production. Examples of seasonal effects in the industry include the shut-down of operations of our primary North American customers for about two weeks in July, the subsequent ramp-up of new model production and the additional one-week shut-down in December. We believe that our company has sufficient financial flexibility to fund these fluctuations and to access the global capital markets on terms and in amounts satisfactory to it, although there can be no assurance that will be the case. In addition, we expect cash flows from operations, the establishment of the revolving credit facilities and other short-term sources to be sufficient to satisfy future working capital, capital expenditures, research and development, pension funding requirements and debt service requirements during the next 12 to 18 months. We expect cash flows from operations, the establishment of the revolving credit facilities and access to the short-term and long-term capital markets to satisfy our funding needs during our five-year business planning cycle. See "--Cash Flows--Investing Activities" and "--Our Other Postretirement Employee Benefits and Underfunded Pension Obligations."


   Cash Flows

   Operating Activities. Net cash provided by operating activities was $849 million for the year ended December 31, 1998 compared to $2.9 billion in 1997 and $2.7 billion in 1996. The decrease in 1998 cash flows reflects the impact of work stoppages and the related overall net loss for 1998, as well as decreases in accrued and other liabilities. The decrease in accrued and other liabilities in 1998 reflected a reduction in income taxes payable and the timing of settlements for amounts accrued in prior periods. The 1997 increase in cash flows from operating activities primarily reflects increases in accounts payable, accrued liabilities and other liabilities partially offset by increased accounts receivable and cash used for other postretirement benefits as discussed below. The 1997 changes referenced above primarily reflected an increased volume of activity, differences in the timing of settlements, and amounts accrued in connection with the competitiveness studies.

   Operating cash flow during 1998 and 1997 reflected contributions to a Voluntary Employees' Beneficiary Association ("VEBA") trust. The contributions, which totaled $677 million in 1998 and $925 million in 1997, were made in connection with GM's pre-funding of a portion of its other postretirement benefit liabilities. In accordance with the terms of the Separation Agreement, GM will retain 100% of the pre-funding and accordingly, Delphi's other postretirement benefit liabilities do not reflect an allocation of the VEBA trust assets.

   Investing Activities. Cash flows used in investing activities totaled $1.2 billion, $1.3 billion and $1.0 billion for the years ended December 31, 1998, 1997 and 1996, respectively. Overall, cash flows used in investing activities primarily relate to our capital expenditure program, partially offset by proceeds from asset sales. Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:



                                         Year Ended December 31,
                                        ------------------------
                                         1998      1997     1996
                                        ------    ------   ------
                                            (in millions)
 Electronics & Mobile
 Communication...............           $ 180    $  122   $  195
 Safety, Thermal &
 Electrical Architecture.....             449       464      418
 Dynamics & Propulsion.......             741       778      548
 Other.......................              11        19       16
                                       ------    ------   ------
  Total Capital Expenditures.          $1,381    $1,383   $1,177
                                       ======    ======   ======

 United States...............          $  888    $  930    $ 809
 Canada & Mexico.............             127        88       65
 Other International.........             366       365      303
                                        -----     -----     -----
  Total Capital Expenditures.          $1,381    $1,383   $1,177
                                       ======    ======   ======

   The increased spending during 1998 and 1997 primarily relates to the timing of the start-up of new product programs, increased penetration with non-GM customers and expansion into new market areas primarily outside the United States.

   We expect capital expenditures to total $1.5 billion in 1999. Such expenditures will primarily be utilized for equipment, tooling and other spending associated with new product programs, including increasing sales to non-GM customers. Expenditures will also be used for expansion into new markets outside the United States and the continued implementation of lean manufacturing strategies. About 43% of 1999 capital expenditures are targeted outside the United States. The Electronics & Mobile Communication, Safety, Thermal & Electrical Architecture and the Dynamics & Propulsion product sectors are expected to account for about 18%, 34% and 48%, respectively of 1999 capital expenditures.

   Financing Activities. Net cash provided by financing activities was $384 million during 1998 compared to net cash used in financing activities of $1.5 and $1.7 billion in 1997 and 1996, respectively. Cash provided by or used in financing activities primarily related to the transfer or assumption of assets and liabilities to our company from GM under the terms of the Separation
Agreement. The period to period changes reflect differences in separation adjustments for various assets and liabilities.


Our Other Postretirement Employee Benefits and Underfunded Pension Obligations

     In connection with our separation from General Motors, we have entered into several agreements relating to pensions and other postretirement employee benefits for our employees as well as certain employees associated with prior divestitures. Our pension obligations are based on the pension plans' assets, the expected investment return on those assets and the plans' expected liabilities. Under current economic conditions and federal government regulations, our pension obligations would be considered to be "underfunded." The amount of underfunding can vary from time to time, depending on factors such as discount rates, asset returns, contributions and other factors. As of December 31, 1998, Delphi's U.S. salaried and hourly other postretirement employee benefit obligation was about $4.6 billion and the underfunded pension obligation was about $2.2 billion.

     Because of the underfunded nature of certain pension plans, federal regulations will require that our contributions over time meet minimum funding requirements. Delphi is responsible for assuming the underfunded hourly pension liability associated with Delphi hourly employees or paying GM for underfunding relating to such employees.

     Although we are not required to do so, we have commenced discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the underfunded nature of certain pension plans. In connection with these discussions, the PBGC may request that we take actions in excess of federal regulatory minimum requirements. The outcome of these discussions is as yet unknown, but if any actions in excess of federal regulatory minimum requirements are discussed, we intend to seek to maintain sufficient financial flexibility in order to execute our business strategy. We also may determine, as part of our capital planning process, to make voluntary contributions to our pension plans in excess of federal regulatory minimum requirements in order to further address the underfunded status of our pension plans.

     In any event, regardless of the outcome of our discussions with the PBGC, we expect these contributions to be material to our results of operations and financial condition. We cannot accurately predict the amount or timing of contributions that will be required in the future or the related impact on our financial results and financial condition. These amounts may be affected by general economic conditions, including anticipated interest rates, the actual investment return on plan assets, the retirement rate of our employees, the attrition rate of our employees and other factors.

     In addition, we and GM have agreed with the UAW and the IUE that any of our hourly employees who are members of such unions and who retire on or before October 1, 1999 will be treated as GM employees for purposes of postretirement benefit obligations. We anticipate that we will assume OPEB obligations and pension obligations for such employees who retire after October 1, 1999. The allocation of pension and other postretirement benefit obligations between us and GM assumes certain levels of employee retirements prior to October 1,1999, based on historical experience and conditions surrounding our separation from GM. We have agreed with GM to recalculate the allocation of those liabilities based on the actual level of retirements on or before October 1, 1999. Accordingly, if and to the extent that greater than the assumed number of our employees retire on or before October 1, 1999, we would be required to make a payment to GM. Depending on the amount of such a payment, if any, it could have a material adverse effect on our short-term liquidity.

Inflation

     Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

Year 2000

     Many computerized systems and microprocessors that are embedded in a variety of products either made or used by Delphi have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. This issue has the potential to cause disruption to our business, our suppliers and the companies we supply. In our capacity as principal supplier to and majority-owned subsidiary of GM, we are part of GM's comprehensive worldwide Year 2000 program. As part of that program, Delphi is identifying and remediating potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. Delphi, in conjunction with GM's supplier assessment and remediation program, has also initiated communications and site assessments with its suppliers and other third parties in order to assess and reduce the risk that Delphi's operations could be adversely affected by the failure of these third parties to address adequately the Year 2000 issue.


   One of our first priorities was the analysis of microprocessors used in our automotive components, integrated systems and modules supplied to vehicle manufacturers, which has now been completed. Most of the processors reviewed have no date-related functionality, and accordingly have no specific Year 2000 issues. Of the vehicle processors that perform date-related functions, none had any Year 2000 issues. However, one trip computer module supplied by us to another vehicle manufacturer does not recognize 2000 as a leap year but can be reset without affecting performance. This does not affect vehicle operation or occupant safety nor is it expected to result in material cost to Delphi.

   Our Year 2000 program teams are responsible for remediating all of our information technology and embedded systems. Information technology principally consists of business information systems, such as mainframe and other shared computers and associated business application software, and infrastructure, such as personal computers, operating systems, networks and devices like switches and routers. Embedded systems include microprocessors used in factory automation and in systems such as elevators, security and facility management. Delphi's Year 2000 program includes assessment and remediation services provided by Electronic Data Systems Corporation ("EDS"), which is a principal supplier of information technology services to Delphi.

   The Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:

   o Inventory. This phase involves the identification and validation of an inventory of all systems that could be affected by the Year 2000 issue. The inventory phase commenced in earnest in 1997 and is substantially complete. As a result, we have identified approximately 1,600 business information systems and about 300,000 infrastructure items and embedded systems.

   o Assessment. This phase involves the initial testing, code scanning and supplier contacts to determine whether remediation is needed and to develop a remediation plan, if applicable. The assessment of business information systems is substantially complete and included a determination that about one quarter of such systems should be regarded as "critical" based on criteria such as the potential for business disruption. The assessment of infrastructure items and embedded systems was substantially complete by the end of 1998.

   o Remediation. This phase involves the design and execution of a remediation plan, followed by testing for adherence to the design. Although we have substantially completed the remediation of our critical systems, we expect to continue to address remediation of these and other systems on a selectively prioritized basis in the future. Unimportant systems have been and will continue to be removed from our Year 2000 inventory and will not be remediated. We believe that we are substantially on track to meet our remediation targets. Based on our ongoing plan to implement new enterprise software incrementally, we will replace rather than remediate certain existing information systems. In this regard, a number of implementations are scheduled to be completed in Europe in the first quarter of 1999. In the United States, implementation of the enterprise software at one of our principal product groups is expected to be completed in July 1999.

   o System Test. This phase involves the testing of remediated items to ensure that they function normally after being replaced in their original operating environment. It is closely related to the remediation phase and follows essentially the same schedule.

   o Implementation. This phase involves the return of items to normal operation after satisfactory performance in system testing. It follows essentially the same schedule as remediation and system testing.

   o Readiness Testing. This phase involves the planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing is currently underway. This phase commenced in the fourth quarter of 1998 and is expected to be a major focus of the Year 2000 program throughout 1999.

   o Contingency Planning. This phase involves the development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. We currently believe that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting our business operations as a whole. Our contingency planning will continue to identify systems or other aspects of our business or that of our suppliers that we believe would be most likely to experience Year 2000 problems as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of products, materials or data to other operations. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, our contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel, inventory and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that we may consider include the deployment of emergency response teams on a regional or local basis and the development of plans for the allocation, stockpiling or re-sourcing of components and materials that may be critical to our continued production. Specific contingency plans and resources for permitting the necessary flexibility of response are expected to be identified and put into place commencing in mid-1999.

     The assessment and remediation phases described above include communicating with our suppliers as part of a broader supplier assessment program in which we are participating with GM. As part of that program, an industry trade association, the Automotive Industry Action Group ("AIAG"), has distributed Year 2000 compliance questionnaires as well as numerous Year 2000 awareness and assistance mailings to many of the 40,000 supplier sites that supply Delphi throughout the world. We are not relying entirely on assurances contained in those questionnaire responses and we are participating in GM's own further assessment of our suppliers. That further assessment includes GM's own on-site review of suppliers considered to be critical to GM's operations, including Delphi's operations as part of GM. These supplier assessment efforts have been substantially completed with respect to our critical supplier sites. Based on our participation with GM in this assessment activity to date, we believe that a substantial majority of our suppliers are making acceptable progress toward Year 2000 readiness. We are also participating in a program that GM has established to provide further assistance to suppliers that desire more input or that are believed to be at high risk of noncompliance as a result of the foregoing assessment efforts. This supplier assistance program currently includes providing compliance workshops and remediation consultants to work with suppliers on developing and implementing their own remediation programs. We also expect that our contingency planning efforts described above will address any critical suppliers that we still identify as being at high risk of encountering Year 2000 problems upon completion of the supplier assistance program. We intend to enter into appropriate arrangements with GM to provide for continued coordination or our respective supplier assessment and assistance efforts after the Distribution.

     In contrast to some Year 2000 programs, we are not relying entirely on the receipt of written assurances from our suppliers with respect to their Year 2000 compliance; rather, together with GM, we are also evaluating certain suppliers on a first-hand basis and are seeking to enhance their likelihood of full Year 2000 readiness by actively assisting them with training and consultation regarding Year 2000 remediation projects. We expect that information from our suppliers, written responses and our interactions with them will provide us with a basis for further contingency planning and risk management.

     The cost of our Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware and, beginning in 1999, capitalizable computer software costs developed for internal use. Total incremental spending by Delphi is not expected to be material to the company's operations, liquidity or capital resources. We incurred about $40 million and $7 million of Year 2000 expense during 1998 and 1997, respectively. Delphi currently expects its total Year 2000 spending to be about $106 million, which will be funded from operations, with peak spending occurring in late 1998 and early 1999, plus about $9 million of additional costs associated with information technology projects that were already underway or scheduled independently of our Year 2000 program but that have been accelerated due to the Year 2000 issue. This total spending also includes an additional payment of about $13 million, part of GM's overall additional payment to EDS of $75 million at the end of the first quarter of 2000 if systems remediated by EDS under its master information technology services agreement with GM are capable of continued operation before, on and after January 1, 2000 without causing a significant business disruption that results in a material financial loss to "GM" due to the millennium change. For this purpose, "GM" includes Delphi and all other GM units being supported by EDS as of December 31, 1998, taken in the aggregate, including any such GM unit which may subsequently be divested but that continues to be supported by the remediation services of EDS. The estimated value of the services EDS is required to provide to Delphi under its master information technology services agreement with GM that are included in normal fixed price services and other on-going payments to EDS that are attributable to work being performed in connection with Delphi's Year 2000 program is about $73 million, which is part of the estimated $260 million attributable to GM overall. This does not represent incremental spending to Delphi. None of our information technology projects has been delayed due to Year 2000.

   In view of the foregoing, we do not currently anticipate that we will experience a significant disruption of our business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect Delphi and third parties, including our customers, that are critical to Delphi's operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to Delphi's ability to carry on our normal operations in the area or areas so affected. In the event that Delphi is unable to complete our remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on Delphi's business, results of operations or financial condition.

   Statements made herein about the implementation of various phases of Delphi's Year 2000 program, the costs expected to be associated with that program and the results that Delphi expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which Delphi will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by Delphi. Accordingly, the costs and results of Delphi's Year 2000 program and the extent of any impact on Delphi operations could vary materially from those stated herein.

European Monetary Union

   Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

   On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and use exclusively the euro.

   The introduction of the euro is a significant event with potential implications for our existing operations within countries participating in the EMU. As such, we have committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that we are prepared for the introduction of the euro. We have undertaken a review of the euro implementation and concentrated on areas such as operations, finance, treasury, legal, information management, procurement and others, both in participating and non-participating European Union countries where we have operations. Also, existing legacy accounting and business systems and other business assets have been reviewed for euro compliance, including assessing any risks from third parties. Progress regarding euro implementation is reported periodically to management.

   We have not experienced any significant operational disruptions to date and do not currently expect the continued implementation of the euro to cause any significant operational disruptions. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our liquidity or capital resources.

Deferred Income Taxes

   At December 31, 1998, Delphi's consolidated balance sheet included a net deferred tax asset of about $2.9 billion. This net deferred tax asset relates to temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. For more information, see Note 5 to our consolidated financial statements included elsewhere in this report. About $1.6 billion of the net deferred tax asset balance is related to the obligation for postretirement benefits other than pensions. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has carefully considered various factors in assessing the probability of realizing these deferred tax assets including:

   o Delphi's operating results, excluding the impact of special items and work stoppages, over the most recent three year period and overall financial forecasts of book and taxable income for the 1999-2004 period.

   o The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that Delphi does not generate any significant U.S. federal tax net operating loss carryforwards.

   o The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.


Environmental Matters

   Delphi is subject to various laws governing the protection of the environment including laws regulating air emissions, water discharges and waste management. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. However, such expenditures were not material during the years ended December 31, 1998, 1997 and 1996 and are not expected to be material in 1999 or 2000. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

   Delphi is also subject to environmental laws requiring investigation and cleanup of environmental contamination and is in various stages of investigation and cleanup at its manufacturing sites where contamination has been alleged. At December 31, 1998, our reserve for such environmental investigation and cleanup totaled about $20 million.

   The process of estimating environmental clean up liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other potentially responsible parties. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change our estimates. Accordingly, we cannot assure you that our environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. We are required to adopt SFAS No. 133 with our fiscal year ending December 31, 2000 and are currently assessing the effect that it may have on our consolidated financial statements.

     SFAS No. 133 provides that, if certain conditions are met, a derivative may be specifically designated as:

       o a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value hedge");

       o a hedge of the exposure to variable cash flows of a forecasted transaction (a "cash flow hedge"); or

       o a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (a "foreign currency hedge").

   Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

   In March 1998, the Accounting Standards Executive Committee ("ASEC") for the American Institute of Certified Public Accountants released Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed once certain criteria are met. Currently, we generally expense the costs of developing or obtaining internal use software as incurred. We adopted SOP 98-1 on January 1, 1999, as required. We expect that about $30 to $40 million of spending that would have otherwise been expensed as incurred will be capitalized in 1999 in accordance with the provisions of SOP 98-1.


Forward-Looking Statements

   Delphi is subject to various factors, many of which are outside of its control, that could cause actual results to differ from those expressed in forward-looking statements made by us throughout this report and elsewhere. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. The following are the principal important factors which may cause actual results to differ from those expressed in such forward-looking statements:

   o Changes in GM's previously announced intention to complete its divestiture of our company later in 1999.

   o The ability of our company to increase sales to customers other than GM and to achieve the labor benefits we expect from our separation from GM.

   o Changes in the operations, financial condition or results of operations of our customers, including our largest customer, GM.

   o Changes in economic conditions, currency exchange rates, or political stability in the major markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific), including the effects of current economic problems in Asia, Brazil and other regions of Latin America, including Mexico.

   o Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

   o Significant changes in the competitive environment in the major markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed, or sold.

   o Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company's products, the cost thereof or applicable tax rates.

   o The ability of our company to generate cost savings and operational improvements in the future sufficient to offset contractually required price reductions, price reductions necessary to win additional business and increases in raw material costs.

   o The ability of our company to maintain financial flexibility to make payments for pensions and other postretirement employee benefits and to implement capital expenditures, all at the levels and times planned by management.

   o Additional risk factors include our ability to provide high quality products at competitive prices, to sustain technological competitiveness, to develop new products that meet changing consumer preferences, to meet changing vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to market risks from changes in foreign currency exchange rates and certain commodity prices. In order to manage these risks until January 1, 1999, we participated in GM's risk management program, which includes entering into a variety of foreign exchange and commodity forward contracts and options. The commodity price hedging programs were managed on a centralized basis by GM and foreign currency risks were managed by both GM and certain foreign locations. After January 1, 1999, we will continue to manage market risks we are exposed to using our own centralized risk management program.

     A discussion of our accounting policies for derivative instruments is included in Note 2 to our consolidated financial statements included elsewhere in this report and further disclosure is provided in Note 16 to those financial statements. Delphi and GM maintain risk management control systems to monitor foreign exchange and commodity risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests which assume instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of sensitivity shifts.

Foreign Currency Exchange Rate Risk

     We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which it operates. More specifically, we are exposed to foreign currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. Currently, our most significant foreign currency exposures relate to Brazil, Mexico, Germany, France, Spain and South Korea. As of December 31, 1998, the net fair value asset of financial instruments with exposure to foreign currency risk was about $114 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be about $11 million. The model assumes a parallel shift in foreign currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

     Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value liability of such contracts, excluding the underlying exposures, as of December 31, 1998 was about $28 million. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be about $29 million at December 31, 1998. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

     Due to limited borrowings from third party credit sources, our historical interest rate risk was generally not significant. Subsequent to our separation from GM, we expect to manage our exposure to interest rate risk through the use of derivative instruments designed to manage risk and minimize interest expense.


                          ITEM 8. FINANCIAL STATEMENTS

                    RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statements of Delphi Automotive Systems Corporation ("Delphi") were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management.

Management is further responsible for maintaining internal control designed to provide reasonable assurance that the books and records reflect the transactions of Delphi and that established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

Deloitte & Touche LLP, an independent audit firm, is engaged to audit the consolidated financial statements of Delphi and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The independent auditors' report appears on the next page.

The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors) is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1998 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.


/s/ J.T. Battenberg III             /s/ Alan S. Dawes         /s/ Paul R. Free
-----------------------             -----------------         ----------------
J.T. Battenberg III                 Alan S. Dawes             Paul R. Free
Chairman, Chief Executive           Chief Financial Officer   Chief Accounting
Officer and President               and Vice President        Officer and
                                                              Controller


                          INDEPENDENT AUDITORS' REPORT


Delphi Automotive Systems Corporation:

   We have  audited  the  accompanying  consolidated  balance  sheets  of Delphi
Automotive Systems Corporation ("Delphi"), a subsidiary of General Motors Corporation, as of December 31, 1998 and 1997, and the related consolidated statements of operations, of equity (deficit) and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Delphi. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delphi as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Detroit, Michigan
January 20, 1999
(February 5, 1999 as to Note 17)


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                     --------------
                                                      1998    1997
                                                     ------  ------
                                                     (in millions)

                           ASSETS
        Current assets:
          Cash and cash equivalents.................  $ 995   $ 989
          Other marketable securities...............      5      11
                                                    ------- -------
               Total cash and marketable securities. 1,000 1,000 Accounts receivable, net:
             General Motors and affiliates..........  2,236   2,284
             Other customers........................    977     982
          Inventories, net (Note 4).................  1,770   1,868
          Deferred income taxes (Note 5)............    285     183
          Prepaid expenses and other assets.........    137      61
                                                    ------- -------
               Total current assets.................  6,405   6,378
        Property, net (Note 6)......................  4,965   4,600
        Deferred income taxes (Note 5)..............  2,813   3,007
        Other assets................................  1,323   1,041
                                                    ------- -------
        Total assets................................$15,506 $15,026
                                                    ======= =======
              LIABILITIES AND EQUITY (DEFICIT)
        Current liabilities:
          Notes payable and current portion of
            long-term debt (Note 8).................$   363   $ 159
          Accounts payable:
             General Motors and affiliates..........     89      86
             Other suppliers........................  2,171   2,157
          Accrued liabilities (Note 7)..............  1,438   1,664
                                                    ------- -------
               Total current liabilities............  4,061   4,066
        Long-term debt, including intracompany note
          payable with General Motors
          (Note 8)..................................  3,137   3,341
        Pension benefits (Note 9)...................  2,180   1,799
        Postretirement benefits other than pensions
          (Note 9)..................................  4,573   4,788
        Other liabilities...........................  1,546   1,445
                                                    ------- -------
               Total liabilities.................... 15,497  15,439
                                                     ------  ------
        Commitments and contingencies (Note 10)

        Equity (deficit):
          General Motors' net investment............     77    (335)
          Accumulated translation adjustments.......    (68)    (78)
                                                    ------- -------
               Total equity (deficit)...............      9    (413)
                                                    ------- -------
        Total liabilities and equity (deficit)......$15,506 $15,026
                                                    ======= =======

             See notes to consolidated financial statements.


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                                ------------------------
                                                  1998     1997    1996
                                                -------  ------- -------
                                         (in millions, except per share amounts)

        Net sales:
        General Motors and affiliates......    $ 22,322  $25,907  $25,748
        Other customers....................       6,157    5,540    5,284
                                                --------  -------  -------
        Total net sales...................       28,479   31,447   31,032
                                                --------  -------  -------
        Operating expenses:
        Cost of sales, excluding items
        listed below........................     26,135   27,710   27,471
        Selling, general and administrative.      1,463    1,415    1,445
        Depreciation and amortization.......      1,102    1,970      843
                                                --------  -------  -------
        Total operating expenses...........      28,700   31,095   29,759
                                                --------  -------  -------
        Operating (loss) income..............      (221)     352    1,273
        Interest expense (Note 8)............      (277)    (287)    (276)
        Other income, net (Note 12)..........       232      194      115
                                                --------  -------  -------
        (Loss) income before income taxes....      (266)     259    1,112
        Income tax (benefit) expense (Note 5)      (173)      44      259
                                                --------  -------  -------
        Net (loss) income ...................  $    (93)  $  215   $  853
                                                ========    =====    =====
        (Loss) earnings per share (Note 2)
        Basic and diluted...................   $  (0.20)  $ 0.46   $ 1.83
                                               ========  =======  =======



                 See notes to consolidated financial statements.


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

   CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

                                             Accumulated      General    Total
                             Comprehensive   Translation   Motors' Net  Equity
                             Income (loss)   Adjustments   Investment  (Deficit)
                             -------------   -----------   ----------  ---------
                                                 (in millions)
Balance at January 1, 1996....                $  36         $ 1,318    $ 1,354
Comprehensive income:
 Net income...................    $853                          853        853
 Other comprehensive
   loss (Note 11)-
   Foreign currency translation
     adjustments..............     (31)         (31)                       (31)
                                  ----
Comprehensive income..........    $822
                                  ====
 Net effect of assets and
  liabilities transferred to
  General Motors..............                               (1,254)    (1,254)
                                              ------         ------     ------
Balance at December 31, 1996.                     5             917        922
Comprehensive income:
 Net income...................    $215                          215        215
  Other comprehensive loss
   (Note 11)-
   Foreign currency translation
    adjustments...............     (83)         (83)                       (83)
                                  ----
Comprehensive income..........    $132
                                  ====
 Net effect of assets and
  liabilities transferred
  to General Motors...........                               (1,467)    (1,467)
                                              ------         ------     ------
Balance at December 31, 1997.                   (78)           (335)      (413)
Comprehensive loss:
 Net loss.....................    $(93)                         (93)       (93)
  Other comprehensive income
   (Note 11)-
   Foreign currency translation
    adjustments...............      10           10                         10
    --------------------------    ----
Comprehensive loss............    $(83)
                                  ====
 Net effect of assets and
  liabilities transferred from
  General Motors..............                                  505        505
                                               ----             ---        ---
Balance at December 31, 1998                   $(68)          $  77      $   9
                                               ====           =====      =====

                      See notes to consolidated financial statements.


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                     -----------------------
                                                       1998    1997    1996
                                                     -------  ------- ------
                                                          (in millions)

              Cash flows from operating activities:
                Net (loss) income...................  $ (93)  $ 215   $ 853
                Adjustments to reconcile net (loss)
                  income to net cash provided by
                   operating activities:
                   Depreciation and amortization....  1,102   1,970     843
                   Pension expense, net of
                    contributions...................     61     (29)     94
                   Postretirement benefits other
                    than pensions, net of payments
                    and VEBA contributions..........   (339)   (551)    403
                   Deferred income taxes............    123     196     391
                Changes in operating assets and
                  liabilities:
                   Accounts receivable, net.........     37    (557)    688
                   Inventories, net.................    218      92     (67)
                   Prepaid expenses and other assets    (59)     95     (19)
                   Accounts payable.................    (92)    149    (361)
                   Accrued liabilities..............   (150)    618     138
                   Other liabilities................    103   1,038    (506)
                Other...............................    (62)   (318)    244
                                                    -------  ------   -----
                    Net cash provided by operating
                     activities.....................    849   2,918   2,701
                                                    -------  ------   -----
              Cash flows from investing activities:
                Capital expenditures................ (1,381) (1,383) (1,177)
                Investment in joint ventures and
                 affiliates, net of cash acquired.     (201)    (24)    (54)
                Acquisition of marketable securities   (695)   (303)   (153)
                Liquidation of marketable securities    701     321     168
                Other...............................    360      69     221
                                                    -------  ------   -----
                    Net cash used in investing       (1,216) (1,320)   (995)
                      activities....................-------  ------   -----

              Cash flows from financing activities:
                Cash effect of assets and liabilities
                 transferred to General Motors......    384  (1,549) (1,686)
                                                    -------  ------   -----
                    Net cash provided by (used in)      384  (1,549) (1,686)
                      financing activities..........-------  ------   -----

              Effect of exchange rate fluctuations
                on cash and cash equivalents........    (11)    (31)     (5)
                                                    -------  ------   -----
              Increase in cash and cash equivalents:      6      18      15
                Cash and cash equivalents at
                  beginning of year.................    989     971     956
                                                    -------  ------   -----
                Cash and cash equivalents at end of   $ 995   $ 989   $ 971
                  year..............................=======  ======   =====


                      See notes to consolidated financial statements.


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

     Background--Delphi Automotive Systems Corporation ("Delphi") was incorporated in late 1998 as a subsidiary of General Motors Corporation ("GM"). During 1998, GM announced its intention to create and eventually divest of a separate company comprised of the GM businesses and operations that now comprise Delphi and the associated assets and liabilities of such businesses and operations (the "Separation"). The divestiture is currently expected to occur in two stages, the first of which involved an offering to the public of approximately 100 million common shares of Delphi (the "IPO"--See Note 17). The second stage involves GM distributing to holders of its $1-2/3 common stock later in 1999, all of its interest in Delphi (the "Distribution") through one of the following transactions:

   o A split-off transaction, such as one in which Delphi shares would be offered in exchange for GM $1-2/3 common stock to those GM stockholders who elect to participate in an exchange offer; or

   o A spin-off transaction in which the shares of Delphi would be distributed to GM $1-2/3 common stockholders on a pro-rata basis; or

   o  Some combination of the above.

     GM has the sole discretion to determine the timing, structure, and all terms of the distribution. However, GM is not obligated to complete the distribution.

     Under Delphi's Amended and Restated Certificate of Incorporation, the authorized capital stock of Delphi consists of two billion shares, of which 1.35 billion shares are common stock, par value $0.01 per share, and 650 million shares are preferred stock, par value $0.10 per share. Delphi will begin accumulating retained earnings on January 1, 1999, the date on which GM transferred to Delphi substantially all of the assets and liabilities related to Delphi's business and operations.

     Basis of Presentation--The consolidated financial statements of Delphi reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM during each respective period; they do not reflect many significant changes that will occur in the operations and funding of Delphi as a result of the Separation and the IPO. The historical consolidated balance sheets reflect the assets and liabilities transferred to Delphi in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). Delphi and Delco Electronics Corporation ("Delco Electronics"), the electronics and mobile communication business that was transferred to Delphi in December 1997, were under the common control of GM during such periods; therefore, the consolidated financial statements include amounts relating to Delco Electronics for all periods presented, although Delco Electronics was not integrated with Delphi until December 1997.

   The following significant factors are reflected in the consolidated financial statements:

   Capital Arrangements

   o Delphi operated under a cash and debt management agreement with GM (the "Cash and Debt Management Agreement"), and an intracompany note payable to GM. The Cash and Debt Management Agreement established Delphi's combined cash and marketable securities balance at $1.0 billion. Delphi's total debt was $3.5 billion, reflecting a $3.1 billion intracompany note payable to GM and outstanding debt at Delphi's international subsidiaries. The $3.1 billion intracompany note payable to GM reflected the portion of GM's outstanding debt that was specifically related to Delphi's operations. The historical consolidated financial statements give effect to the terms of the Cash and Debt Management Agreement and the intracompany note payable, and accordingly, reflect cash and marketable securities and the combined short-term and long-term debt capitalization totaling $1.0 billion and $3.5 billion, respectively, at December 31, 1998 and 1997.

   o Interest expense reflects interest associated with the historical debt capitalization discussed above, primarily using a blend of prevailing short-term and long-term weighted-average interest rates commensurate with the overall credit risk of the Delphi business sector.


   Employee Benefits Arrangements

   o The Separation Agreement provides generally that pension plan assets and liabilities related to Delphi's U.S. salaried active and inactive employees retiring after January 1, 1999 will be assumed by Delphi. Delphi has established defined benefit pension plans for its salaried employees under the same terms that existed for the GM plans at the time of separation. The consolidated balance sheets reflect the assets and liabilities related to U.S. salaried employees that Delphi assumes pursuant to the Separation Agreement, and exclude employee benefit obligations and assets related to salaried employees retired on or before January 1, 1999. Generally, Delphi's U.S. hourly employees will continue to participate in the defined benefit pension plan for hourly workers administered by GM until the Distribution. Generally, Delphi will assume the pension obligations for U.S. hourly employees who retire after October 1, 1999 and GM will retain pension obligations for U.S. hourly employees who retire on or before October 1, 1999. The amount of such obligations varies depending on factors such as discount rates, asset returns, contribution levels and other factors. The obligation attributable to Delphi was $2.1 billion and $1.7 billion at December 31, 1998 and 1997, respectively. Delphi intends to work with GM to ensure that any plan transfers are accomplished in accordance with applicable laws and regulations.

   o The Separation Agreement provides in general that GM will retain other postretirement benefit liabilities related to Delphi's U.S. salaried employees retiring on or prior to January 1, 1999. The liabilities related to Delphi's U.S. salaried active and inactive employees retiring after January 1, 1999 will be assumed by Delphi. Delphi's U.S. hourly employees will continue to participate in the postretirement plans administered by GM until the Distribution, and GM generally will retain postretirement benefit obligations for U.S. hourly employees retired on or before October 1, 1999.

   o The liabilities set forth in Delphi's consolidated balance sheets include employee benefit obligations related to its active and inactive employees only; however, the consolidated statements of operations include benefit costs for Delphi's active, inactive and retired employees. Such accrued obligations and employee benefit costs are based upon actuarial methods and assumptions.

   Operating Costs

   o Operating costs and expenses include allocations of general corporate overhead expenses related to GM's corporate headquarters and common support activities, including payroll administration, employee medical coverage and property and casualty insurance, financial, legal, tax and human resources. These allocated costs amounted to $135 million, $130 million and $124 million in 1998, 1997 and 1996, respectively, and have been allocated to Delphi based on usage or allocation methodologies primarily based on total net sales, certain tangible assets and payroll expenses. Although Delphi believes the allocations and charges for such services to be reasonable, the costs of these services charged to Delphi may not be indicative of the costs that would have been incurred if Delphi had been a stand-alone entity.

   Income Taxes

   o Income taxes were determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Once Delphi is a stand-alone entity and is no longer included in GM's consolidated income tax return, it will no longer benefit from its position within GM's consolidated income tax environment. As a result, Delphi expects its effective income tax rates in future periods generally to be higher than its historical effective income tax rates.

   Cash Flows

   o The consolidated statements of cash flows present the historical operating cash flows of Delphi's businesses. The net cash effect of the adjustments specified in the Separation Agreement is included in cash flows from financing activities. The net cash effect of the separation adjustments was (less than) more than the net equity effect of such adjustments by approximately $(121) million, $82 million and $432 million in 1998, 1997 and 1996, respectively. This was caused by changes during these years in separation adjustments for various assets and liabilities, principally pension and other postretirement benefits, which affected net equity, but did not necessarily affect cash.


   The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in equity (deficit) and cash flows of Delphi in the future or what they would have been had Delphi been a separate, stand-alone entity during the periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES

     Consolidation--The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries that are majority-owned. Delphi's share of the earnings or losses of affiliates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting. All significant intercompany transactions and balances between the Delphi businesses have been eliminated.

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

     Earnings Per Common Share--Basic and diluted earnings per share attributable to Delphi common stock were determined based on net income divided by the 465 million common shares outstanding immediately prior to the IPO. For purposes of the earnings per share calculation, the shares outstanding after January 1, 1999 but prior to the IPO are treated as outstanding for all periods presented. There were no potentially dilutive securities outstanding during the periods presented.

     Revenue Recognition--Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms.

     Research and Development--Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses were $1.4 billion, $1.5 billion and $1.6 billion for the years ended December 31, 1998, 1997 and 1996, respectively.

     Cash and Cash Equivalents--Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less. In addition, pursuant to the Cash and Debt Management Agreement, GM provided Delphi access to cash and cash equivalents in an amount which fluctuated based on Delphi's other balances, such that total cash and marketable securities at each period end was $1.0 billion. Income taxes paid by Delphi totaled $741 million and $132 million in 1998 and 1996, respectively. Income taxes paid during 1997 were not significant. Interest paid by Delphi totaled
$286  million,   $299  million,  and  $267  million  in  1998,  1997  and  1996, respectively.

     Marketable Securities--Marketable securities are classified as available-for-sale. The fair value of such marketable securities approximates book value, with cost determined on the specific identification basis. Proceeds from sales and maturities of marketable securities attributable to Delphi totaled $701 million, $321 million and $168 million in 1998, 1997 and 1996, respectively. The gross gains and losses related to sales of marketable securities were not significant to Delphi.

     Inventories--Inventories in the U.S. are stated at the lower of cost or market, as determined substantially by the last-in, first-out (LIFO) method, while inventories in countries other than the U.S., and at Delco Electronics, are stated under the first-in, first-out (FIFO) method. Delphi's inventory data is combined with similar data from other GM businesses for purposes of applying the LIFO method of accounting. Delphi has been allocated a pro rata portion of GM's LIFO reserve based on the relative inventory levels of Delphi before application of such reserve. The effect of the LIFO method of accounting was to increase Delphi's operating income by $38 million, $73 million, and $21 million, in 1998, 1997 and 1996, respectively.

     Depreciation and Amortization--Depreciation is provided based on the estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives. Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account. Expenditures for repairs and maintenance are charged to expense as incurred.


     Environmental Liabilities--Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. For closed or closing plants owned by Delphi and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property.

     The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change Delphi's estimates.

     Pursuant to the separation arrangements between Delphi and GM, GM is responsible for environmental liabilities at the GM facilities not transferred to Delphi, including all facilities closed or sold prior to January 1, 1999, except that Delphi is responsible for any environmental liabilities at such facilities that Delphi causes after January 1, 1999. Delphi is responsible for environmental liabilities at the facilities transferred to Delphi, except that GM will be responsible for any environmental liabilities at such facilities that GM causes after January 1, 1999.

     In addition, with respect to liability for offsite waste disposal, GM has retained responsibility for sites where GM's liability is known or alleged prior to January 1, 1999, except that Delphi will be responsible for any wastes Delphi contributes to these sites after January 1, 1999. Delphi is not, however, responsible for any contributions to these sites from the facilities transferred to Delphi that occurred prior to January 1, 1999. At other waste disposal sites, GM's and Delphi's respective liability will be allocated based on each party's respective contribution of wastes to such sites. In particular, GM's liability will be based on contributions from the facilities retained by GM and any other facility owned or operated by GM, except the facilities transferred to Delphi. Delphi's liability will be based on contributions from facilities transferred to Delphi and any other facility owned or operated by Delphi.

   Foreign Currency Translation--Assets and liabilities of foreign subsidiaries generally are translated to U.S. dollars at end-of-period exchange rates. The effects of translation for most foreign subsidiaries are reported in a separate component of equity. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is included in income. Income statement elements of all foreign subsidiaries are translated to U.S. dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular subsidiary.

   Net transaction gains and losses, as described above, decreased net income by $25 million during 1998, and increased net income by $68 million and $21 million during 1997 and 1996, respectively.

   Valuation of Long-lived Assets--Management of Delphi periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose of the assets.

     Accrued Commitments Under Loss Contracts--Management periodically evaluates the profitability of contractual commitments on a customer basis, and will establish a reserve whenever expected costs exceed related revenues, based upon a reasonable estimate of the costs and product pricing expected to exist over the course of the contract period. Such reserves would be recorded only to the extent the total estimated losses exceeded any related impairment reserves separately recognized on related long-lived assets.


     Derivative Financial Instruments--During the periods presented, Delphi's exposure to fluctuations in foreign exchange rates and certain commodities prices was managed by GM. GM is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodities prices, including foreign exchange and certain commodities price exposures relating to Delphi. These financial exposures were managed in accordance with GM's corporate policies and procedures.

     GM established a Risk Management Committee to develop and monitor its financial risk strategies, policies and procedures. The GM Risk Management Committee reviews and approves all new risk management strategies, establishes approval authority guidelines for approved programs and monitors compliance and performance of existing risk management programs. GM does not enter into derivative transactions for trading purposes.

     As part of the hedging program approval process, as it relates to Delphi, GM and Delphi management representatives are required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk, and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, vehicle production forecasts, capital planning forecasts, and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Generally, GM does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. In the infrequent instances in which a derivative transaction is entered into that does not have a high correlation with the underlying exposure, then the derivative is marked to market for accounting purposes. The hedge positions related to Delphi as well as the correlation between the transaction risks and the hedging instruments, are reviewed by GM and Delphi management on an ongoing basis.

     Subsequent to the Separation, Delphi has assumed management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. GM has assigned to Delphi certain derivative contracts from its foreign exchange and commodities portfolio, based on Delphi's level of exposure at the time of the Separation. This assignment does not alter the original terms of the contracts being transferred. In addition, Delphi will not be required to pay any fee in order to assume the contracts. GM did not manage any interest rate contracts on behalf of Delphi during the periods presented, and no such contracts were assumed by Delphi as part of the Separation.

     Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market on a current basis.

     GM, on behalf of Delphi, also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market on a current basis.

     Postemployment Benefits and Employee Termination Benefits--Delphi's postemployment benefits primarily relate to Delphi's extended-disability benefit program in the United States and supplemental unemployment compensation benefits, mainly pursuant to union or other contractual agreements. Extended-disability benefits are accrued on a service-driven basis and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the discounted future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment.

     Voluntary termination benefits are accrued when the employees accept the offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

     Labor Force--On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 93% of its hourly workforce. Of these represented employees, a significant number of hourly employees are working under agreements that will expire in 1999. Certain suppliers and customers of Delphi also have represented work forces. Future work stoppages by Delphi's employees or by employees of Delphi's suppliers or customers could disrupt Delphi's production of automotive components and systems.


During the years ended December 31, 1998, 1997 and 1996, work stoppages at certain GM and Delphi locations had an estimated unfavorable impact on net income of $450 million, $92 million and $281 million, respectively. Delphi generally estimates the impact of work stoppages by multiplying standard contribution margins by the estimated decline in vehicle production that is directly attributable to the work stoppages, after considering partial recovery of lost production, if any, in subsequent periods.

    Recently Issued Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. Delphi is required to adopt SFAS No. 133 with its fiscal year ending December 31, 2000 and is currently assessing the effect that it may have on its consolidated financial statements.

     SFAS No. 133 provides that, if certain conditions are met, a derivative may be specifically designated as:

          o a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value hedge");

          o a hedge of the exposure to variable cash flows of a forecasted transaction ( a "cash flow hedge"); or

          o a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction ( a "foreign currency hedge").

   Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

   In March 1998, the Accounting Standards Executive Committee ("ASEC") for the American Institute of Certified Public Accountants released Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed once certain criteria are met. Currently, Delphi generally expenses the costs of developing or obtaining internal use software as incurred. Delphi adopted SOP 98-1 on January 1, 1999, as required. Delphi expects that about $30 to $40 million of spending that would have otherwise been expensed as incurred will be capitalized in 1999 in accordance with the provisions of SOP 98-1.


3. COMPETITIVENESS INITIATIVES

     The global automotive components and systems market is increasingly competitive and is undergoing significant restructuring and consolidation. All of the major industry competitors continue to increase their focus on efficiency and cost improvements, while facing increasing price pressures. As a result, Delphi has implemented a process for evaluating the long-term competitiveness of all facets of its business (the "Competitiveness Studies"). These studies are performed in conjunction with the business planning cycle and are substantially completed in December of each year. Based on the results of the Competitiveness Studies, Delphi recorded pre-tax charges of approximately $310 million and $1.4 billion ($192 million and $870 million after-tax) during the years ended December 31, 1998 and 1997, respectively. The charges were comprised of:

          1998                        1997
--------------------------  --------------------------
Pre-tax       After-tax     Pre-tax       After-tax
-------       ---------     -------       ---------
$176 million  $109 million  $791 million  $506 million  Underperforming assets
$134 million  $83 million   $55 million   $34 million   Capacity reductions
n/a           n/a           $516 million  $330 million  Assets held for disposal

   Overall, these charges had the effect of increasing cost of sales and depreciation and amortization by $154 million and $156 million, respectively for the year ended December 31, 1998 and $262 million and $1.1 billion, respectively, for the year ended December 31, 1997.

     The amount included for underperforming assets represents charges pursuant to Delphi's policy for the valuation of long-lived assets. Delphi re-evaluates the carrying value of its long-lived assets as events and circumstances of the industry change. The re-evaluation is performed using product specific cash flow information. As a result of this process, the carrying values of certain long-lived assets, principally property, plant and equipment, were determined to be impaired as the separately identifiable, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting impairment charge represented the amount by which the carrying value of such assets exceeded their estimated fair market value.

     The amount included for capacity reductions represents postemployment benefits payable to employees, pursuant to contractual agreements. Such capacity reductions affected approximately 5,700 persons and 2,000 persons in 1998 and 1997, respectively. Approximately $60 million of the accruals established in 1998 and 1997 had been paid as of December 31, 1998. The remaining accruals are expected to be paid during 1999.

     Assets held for disposal in 1997 primarily related to Delphi's seating, lighting and coil spring businesses, which were announced for sale during 1997, and certain other losses on assets subject to disposal. The related pre-tax charges represented the amount by which the carrying value of such assets exceeded the estimated fair value, net of related costs to dispose. Delphi sold its seating, lighting and coil springs businesses during 1998, resulting in an additional pre-tax loss of $430 million ($271 million after-tax). The additional loss had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively. Delphi's results of operations included total operating losses related to these businesses of $107 million, $488 million and $224 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Separately, Delphi recognized a charge to cost of sales totaling $80 million ($50 million after-tax) during 1997 to provide for postemployment benefits and other site-related closure costs in connection with the decision to cease production at its Trenton, New Jersey, plant. In 1996, Delphi sold four component facilities located in Flint and Livonia, Michigan and Oshawa and Windsor, Ontario, which resulted in a loss of $247 million ($153 million after-tax). The loss had the effect of increasing cost of sales and depreciation and amortization by $167 million and $80 million, respectively.


4. INVENTORIES, NET

   Inventories, net consisted of:

                                                           December 31,
                                                           ------------
                                                         1998       1997
                                                       --------   --------
                                                          (in millions)
         Productive material, work-in-process
          and supplies......................            $1,910     $2,035
         Finished goods.....................               253        264
                                                        ------     ------
            Total inventories at FIFO.......             2,163      2,299
         Less allowance to adjust the
          carrying value of certain
          inventories to LIFO...............              (393)      (431)
                                                        ------     ------
            Total inventories, net..........            $1,770     $1,868
                                                        ======     ======


5. INCOME TAXES

   (Loss) income before income taxes for U.S. and foreign operations was:

                                                 Year Ended December 31,
                                                 -----------------------
                                                  1998    1997    1996
                                                  ----    ----    ----
                                                     (in millions)
                       U.S.(Loss)income .....     $(501)  $(99)  $ 584
                       Foreign income........       235    358     528
                                                  -----   -----   ----
                         Total...............     $(266)  $259   $1,112
                                                  ======  ====   ======

   The provision for income taxes was:

                                                   Year Ended December 31,
                                                   -----------------------
                                                   1998      1997     1996
                                                   ----      ----     ----
                                                        (in millions)
   Income taxes estimated to be (refundable)
   payable:
     U.S. federal...........................      $(47)     $ 849    $(107)
     Foreign................................       134        203      108
     U.S. state and local...................       (19)        32       50
                                                 -----      -----     ----

       Total payable currently..............        68      1,084       51
     Deferred income tax (benefit) expense, net
      U.S. federal...........................      (228)      (915)     244
      Foreign...............................         8        (47)      (3)
      U.S. state and local..................       (11)       (71)     (26)
                                                 -----      -----     ----
       Total deferred.......................      (231)    (1,033)     215
      Investment tax credits................       (10)        (7)      (7)
                                                 -----      -----     ----
       Total income tax provision...........     $(173)     $  44     $259
                                                 =====      =====     ====


   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was:

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1998     1997    1996
                                                 ----     ----    ----
                                                     (in millions)
         Tax at U.S. federal statutory
           income tax rate.................     $ (93)    $ 91    $389
         U.S. state and local
           income taxes....................       (27)     (39)     25
         Foreign rates other than 35%......        59       31     (80)
         Research and experimentation
           credits.........................       (58)     (50)    (49)
         Other adjustments.................       (54)      11     (26)
                                                -----     ----    ----
          Total income tax provision.......     $(173)    $ 44    $259
                                                ======    ====    ====

   Deferred income tax assets and liabilities for 1998 and 1997 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Such deferred tax balances are based on the assets and liabilities transferred to Delphi pursuant to the Separation Agreement.



   Temporary differences that gave rise to deferred tax assets and liabilities included:

                                              Year Ended December 31,
                                       --------------------------------------
                                             1998                 1997
                                       ----------------      --------------
                                                 (in millions)
                                   Deferred   Deferred     Deferred   Deferred
                                      Tax        Tax          Tax        Tax
                                    Assets   Liabilities    Assets   Liabilities
                                    ------   -----------    ------   -----------
     Postretirement benefits
        other than pensions......   $1,575      $ --        $1,677      $ --
     Postemployment benefits.....      167        --           170        --
     Depreciation................        8        --           --         29
     Employee benefits...........      941        --           886        --
     Tax on unremitted profits...       --        42           --         36
     U.S. state and local taxes..      268        --           134        --
     Other U.S...................      106        68           247        57
     Other foreign...............       98        56            45        85
                                     -----       ---         -----       ---
       Total.....................    3,163       166         3,159       207
     Valuation allowances........      (65)       --           (23)       --
                                     -----       ---         -----       ---
       Total deferred taxes......    $3,098     $166        $3,136      $207
                                     ======     ====        ======      ====

   Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, income tax accruals in the consolidated balance sheets reflect that, as part of the Separation Agreement, GM agreed to indemnify Delphi, excluding Delco Electronics, for prior year tax issues in the United States.

   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi's share of subsidiaries' undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed permanently reinvested, of approximately $33 million at December 31, 1998. The amount of such permanently reinvested earnings is not material to our consolidated financial statements.

6. PROPERTY, NET

   Property, net consisted of:


                                           Estimated Useful      December 31,
                                                                ------------
                                            Lives (Years)       1998     1997
                                            -------------       ----     ----
                                                               (in millions)
     Land...............................          --          $   60   $   66
     Land and leasehold improvements....         3-30            212      249
     Buildings..........................        29-45          1,975    2,114
     Machinery, equipment and tooling...         3-30          9,990   10,159
     Furniture and office equipment.....         3-20            164      153
     Construction in progress...........          --             752      762
                                                              ------   ------
      Total.............................                      13,153   13,503
     Less accumulated depreciation and
      amortization......................                      (8,188)  (8,903)
                                                              ------   ------
     Total property, net................                      $4,965   $4,600
                                                              ======   ======


7. ACCRUED LIABILITIES

   Accrued liabilities consisted of:

                                                  December 31,
                                                ----------------
                                                  1998     1997
                                                 ------   ------
                                                  (in millions)
              Payroll related obligations.....    $617     $636
              Income taxes payable............      81      671
              Deferred income taxes...........     176       36
              Taxes other than income.........     138      119
              Other...........................     426      202
                                                ------   ------
                                   Total......  $1,438   $1,664
                                                ======   ======


8. INTRACOMPANY NOTES PAYABLE AND LONG-TERM DEBT

     Pursuant to the Cash and Debt Management Agreement, Delphi's consolidated financial statements reflect an outstanding intracompany note payable with the automotive and corporate sectors of GM of approximately $3.1 billion at both December 31, 1998 and 1997. This intracompany note payable bears interest at variable interest rates established consistent with the overall credit risk of the Delphi business sector; such rates approximated 6.7%, 7.2% and 7.3% in 1998, 1997 and 1996, respectively. The intracompany note payable matures on January 1, 2000, and is not subject to any collateral or covenant requirements.

     At December 31, 1998, Delphi had certain other long-term debt outstanding, principally at certain international subsidiaries. The amount of the intracompany note payable was increased or repaid pursuant to the Cash and Debt Management Agreement such that the total long-term debt outstanding at any period end is $3.5 billion. The repayment schedule of amounts due at December 31, 1998 was as follows: 1999--$363 million; 2000--$3.1 billion; 2001-- $1 million; 2002--$3 million; 2003--$4 million; 2004 and thereafter--$30 million.

     On January 1, 1999, immediately prior to the separation, the Cash and Debt Management Agreement was cancelled and amounts due thereunder were settled with certain intracompany accounts receivable, as described further in Note 17, Subsequent Events.

     On January 4, 1999, Delphi entered into two financing agreements with a syndicate of lenders providing for an aggregate of $4.9 billion in available revolving credit facilities. In general, borrowings of up to $4.9 billion are available under the facilities through January 3, 2000, after which $1.5 billion will be available through January 3, 2004. The $4.9 billion Delphi may borrow will be reduced to the extent of any net cash proceeds from post IPO public offerings and private placements of debt securities, excluding debt securities with a maturity of less than one year. The total reduction arising from issuances of common stock and debt securities will not exceed $2.0 billion. Borrowings under these financing arrangements may be used for general corporate purposes. The credit facilities include certain customary affirmative and negative covenants. The credit facilities also provide for certain events of default, including upon a change of control, which is defined to include the acquisition of more than 20% of the voting power of Delphi common stock by any person other than GM.

   The credit facilities provide that the interest rate is to be based, at Delphi's option, on either an Alternate Base Rate (higher of prime, federal funds or certificate of deposit based rates) or a Eurodollar rate, plus, a margin. Delphi also has the right under the credit facilities to request that lenders provide from time to time alternative rates on loans. The rates offered by the lenders on these loans will either be fixed rates or rates based on a Eurodollar rate, plus at the discretion of the offering lender, a margin. In addition to interest payments, Delphi is obligated to pay certain facility fees throughout the term of the facilities.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

     During the periods presented, substantially all of Delphi's U.S. employees participated in GM's defined benefit pension plans and various postretirement medical, dental, vision and life insurance plans. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to Delphi. Pension plans covering U.S. represented employees generally provide benefits of negotiated stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in GM's nonqualified pension plans covering executives, which are unfunded. Such plans are based on targeted wage replacement percentages, and are generally not significant to Delphi. Delphi's funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations.


   The Separation Agreement provides generally that pension plan assets and liabilities and other postretirement liabilities related to Delphi's U.S. salaried active and inactive employees retiring after January 1, 1999 will be assumed by Delphi. Delphi will establish and administer defined benefit pension and other postretirement plans for its salaried employees under the same terms that existed for the GM plans at the time of separation, subject to all plan terms. The consolidated financial statements reflect the assets and liabilities related to U.S. salaried employees that Delphi will assume pursuant to the Separation Agreement, and exclude employee benefit obligations and any assets related to employees retired as of January 1, 1999. Delphi's U.S. hourly employees will continue to participate in the defined benefit pension plan for hourly workers administered by GM until the Distribution at which time Delphi will assume responsibility for other postretirement costs related to active U.S. hourly employees. Delphi is also responsible for assuming the unfunded hourly pension liability associated with Delphi hourly employees either through the transfer of specified obligations and plan assets to a Delphi plan at the date of the Distribution, or through an equivalent series of future payments to GM under certain circumstances. Delphi's obligation to GM related to the U.S. hourly pension plan is specified in the Separation Agreement to equal the projected benefit obligation related to Delphi U.S. hourly active and inactive employees, using applicable pension actuarial assumptions, less an amount equal to the level of plan assets that would be received by Delphi under applicable laws and regulations had the plan transfer occurred on January 1, 1999, adjusted for subsequent asset returns. Such obligation totaled $2.1 billion and $1.7 billion at December 31, 1998 and 1997, respectively. Delphi intends to work with GM to ensure that any plan transfers are accomplished in accordance with applicable law and regulations.

   The net assets (liabilities) related to the defined benefit pension obligation for U.S. salaried employees and other postretirement obligations for U.S. salaried and hourly employees for which Delphi will retain responsibility are as follows:

                                                                                       Other Postretirement
                                                        Pension Benefits                      Benefits (1)
                                                        ----------------                --------------------

                                                         1998       1997                 1998            1997
                                                         ----       ----                 ----            ----
Change in benefit obligation:                                             (in millions)
  Benefit obligation at beginning of year .......     $ 2,511    $ 2,252              $ 4,610         $ 4,307
    Service cost ................................          95         82                  180             175
    Interest cost ...............................         178        175                  901             896
    Actuarial losses ............................         148        130                  186             221
    Other, including curtailments ...............          19         10                  (17)           --
    Impact of Separation Agreement ..............        (567)      (138)              (1,257)           (989)
                                                      -------    -------              -------         -------
Benefit obligation at end of year ...............       2,384      2,511                4,603           4,610
                                                      -------    -------              -------         -------

Change in plan assets:
   Fair value of plan assets at beginning of year       2,500      2,240                 --              --
      Actual return on plan assets ..............         392        544
      Plan participants' contributions ..........           7          7
      Impact of Separation Agreement ............        (426)      (291)                --
                                                      -------    -------              -------         -------
   Fair value of plan assets at end of year .....       2,473      2,500                 --              --
                                                      -------    -------              -------         -------
Funded (unfunded) status ........................          89        (11)              (4,603)         (4,610)
   Unamortized actuarial loss (gain) ............         284        291                   81            (114)
   Unamortized prior service cost ...............         122        139                  (51)            (64)
   Unrecognized transition asset ................         (22)       (38)                --              --
                                                      -------    -------              -------         -------
Net amount recognized in consolidated
    balance sheets ..............................     $   473    $   381              $(4,573)        $(4,788)
                                                      -------    -------              -------         -------
Amounts recognized in the consolidated balance
  sheets consist of:
   Long term prepaid benefit cost ...............         545        445                 --              --
   Accrued benefit liability ....................         (72)       (64)              (4,573)         (4,788)
                                                      -------    -------              -------         -------
Net amount recognized ...........................     $   473    $   381              $(4,573)        $(4,788)
                                                      =======    =======              =======         =======


   (1)During 1998 and 1997, Delphi contributed $677 million and $925 million, respectively, to a Voluntary Employees' Beneficiary Association (VEBA) trust. The contribution was made in connection with GM's pre-funding of a portion of its other postretirement employee benefit liability. In accordance with the terms of the Separation Agreement, GM will retain 100% of the pre-funding and accordingly, Delphi's other postretirement employee benefit liability does not reflect an allocation of the VEBA trust assets.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for salaried employee pension plans with accumulated benefit obligations in excess of plan assets were $124 million, $74 million and $16 million, respectively, as of December 31, 1998, and $97 million, $52 million and $0, respectively, as of December 31, 1997.

   Certain of Delphi's international subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service, and other postretirement plans. The unfunded international pension plans have projected benefit obligations of approximately $76 million and $63 million at December 31, 1998 and 1997, respectively. The funded international pension plans have assets in excess of projected benefit obligations of approximately $21 million and $25 million at December 31, 1998 and 1997, respectively. Certain of Delphi's international subsidiaries have other postretirement plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and postretirement plans is generally not significant to Delphi.

   Benefit costs presented below were determined based on actuarial methods and include costs related to Delphi salaried active employees and retirees for pension expense and Delphi salaried and hourly active employees and retirees for other benefits for all periods presented. Such benefit costs included the following components:


                               Pension Benefits            Other Postretirement Benefits
                           ------------------------        -----------------------------
                           1998      1997      1996          1998       1997      1996
                           ----      ----      ----          ----       ----      ----
                                                 (in millions)

Service Cost .......      $  95     $  82     $  88         $ 180     $  175     $  185
Interest Cost ......        178       175       368           901        896        859
Expected return on
  plan assets ......       (341)     (287)     (495)          (88)        --         --
Net amortization and
  other ............         17        19        66           (27)       (24)       (29)
                          -----     -----     -----         -----     ------     ------
Net periodic benefit
  cost .............      $ (51)    $ (11)    $  27         $ 966     $1,047     $1,015
                          =====     =====     =====         =====     ======     ======



   Also, during the periods presented, Delphi participated in GM's U.S. defined benefit pension plans for hourly employees. GM charged Delphi approximately $330 million, $433 million and $337 million, in 1998, 1997 and 1996, respectively, related to Delphi hourly employees and retirees in the U.S.

     The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. salaried pension plan and U.S. postretirement plans were:


                                          Pension Benefits         Other Postretirement Benefits
                                      -----------------------      -----------------------------
                                      1998      1997      1996       1998       1997      1996
                                      ----      ----      ----       ----       ----      ----
Weighted-average discount rate.       6.75%     7.0%      7.5%       6.75%      7.25%     7.8%
Weighted-average rate of
 increase in compensation levels       5.0%     5.0%      5.0%        4.4%       4.4%     4.3%
Expected long-term rate of
 return on plan assets .........      10.0%    10.0%     10.0%       10.0%       n/a      n/a



   For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease on a linear basis through 2004, to the ultimate weighted-average trend rate of 5.0%.

   A one percentage point increase in the assumed health care trend rate would have increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1998 by $131 million, and would have increased the related accumulated postretirement benefit obligation by $761 million.


   Delphi has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "costs" or "obligations." Notwithstanding the recording of such amounts and the use of these terms, Delphi does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM, other than pensions, represent legally enforceable liabilities of Delphi.

10. COMMITMENTS AND CONTINGENCIES

   Rental expense totaled $104 million, $99 million and $98 million for the years ended December 31, 1998, 1997 and 1996, respectively. Delphi had minimum lease commitments under noncancelable operating leases at December 31, 1998 totaling $331 million which become due as follows: 1999--$63 million; 2000--$57 million; 2001--$51 million; 2002--$47 million; 2003--$45 million and thereafter--$68 million.

   Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

11. OTHER COMPREHENSIVE INCOME (LOSS)

   The annual change in other comprehensive income (loss), net of the related tax effect was:

                                                            Pre-tax    Tax Effect    Net
                                                            Amount      (Credit)    Amount
                                                            -------    ----------   ------
                                                                     (in millions)
                  Other comprehensive income (loss)--
                  foreign currency translation adjustments:
                        1998..............................     16          (6)        10
                        1997..............................   (134)         51        (83)
                        1996..............................    (50)         19        (31)


12. OTHER INCOME, NET

   Other income, net included:



                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                 1998     1997       1996
                                                                 ----     ----       ----
                                                                      (in millions)
                  Claims and commissions.....................   $86       $80        $76
                  Gain (loss) on disposition of assets, net..    36        52        (44)
                  Interest income............................    57        57         49
                  Earnings of non-consolidated affiliates....    55        27         57
                  Other expense..............................    (2)      (22)       (23)
                                                               ----     ----        ----
                  Other income, net..........................  $232      $194       $115
                                                               ====      ====       ====


13. STOCK INCENTIVE PLANS

   Certain eligible employees of Delphi are participants in the General Motors 1997 Stock Incentive Plan ("GMSIP"), formerly the General Motors Amended 1987 Stock Incentive Plan. Pursuant to the GMSIP, shares, rights, or options to acquire GM $1-2/3 common stock may be granted through May 31, 2002. The option price is equal to 100% of the fair market value of GM $1-2/3 common stock on the date the options are granted. These non-qualified options generally expire 10 years from the dates of grant and are subject to earlier termination under certain conditions. Upon completion of the Distribution, all outstanding options on GM $1-2/3 common stock previously granted to Delphi employees will be converted to equivalent stock options on Delphi common stock, subject to the terms of the Separation Agreement.


14. SEGMENT REPORTING

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Delphi's chief operating decision making group is the Delphi Strategy Board, which is comprised of the Chief Executive Officer and 20 senior executives from the three operating segments and the world headquarters staff. Certain senior executives for each operating segment are also members of a Strategy Board or equivalent committee that manages the profitability and cash flow of each respective segment's various product lines and businesses. The three operating segments are managed separately because of differences in the nature of the respective products.

   Delphi's reportable operating segments ("product sectors") are Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. The Electronics & Mobile Communication product sector supplies various electronic products, as well as audio and communication systems for vehicles. The Safety, Thermal & Electrical Architecture product sector offers a wide range of products relating to the vehicle interior and powertrain cooling systems and climate control systems. In addition, the segment produces wiring harnesses and connectors for electrical power and signal distribution. The Dynamics & Propulsion product sector offers a wide range of energy and engine management systems, chassis control systems and steering products.

   The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Generally, Delphi evaluates performance based on stand-alone product sector net income and accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Net sales are attributed to geographic areas based on the location of the assets producing the revenues.

   Financial information by reportable product sector is as follows:

                                                         Safety,
                                       Electronics       Thermal
                                        & Mobile       & Electrical     Dynamics &
         1998                         Communication    Architecture     Propulsion    Other(a)    Total
         ----                         -------------    ------------     ----------    --------    -----
                                                                (In millions)
         Net sales to GM and
           affiliates.................   $3,917          $ 8,059          $10,346      $  --     $22,322
         Net sales to other customers.      649            3,000            2,508         --       6,157
         Inter-sector net sales.......      257              167                8       (432)         --
                                         -------         -------         --------      -----     -------
           Total net sales............   $4,823          $11,226          $12,862      $(432)    $28,479
                                         =======         =======          ========     ======    =======

         Depreciation and
          amortization................   $  181          $   290         $   631      $  --      $ 1,102
         Interest expense.............       40              105             115         17          277
         Income tax expense (benefit).      119              (36)           (132)      (124)        (173)
         Net income (loss) (b)........      194              (44)           (162)       (81)         (93)
         Sector assets................    2,099            5,855           6,882        670       15,506
         Capital expenditures.........      180              449             741         11        1,381



                                                         Safety,
                                       Electronics       Thermal
                                        & Mobile       & Electrical     Dynamics &
         1997                         Communication    Architecture     Propulsion    Other(a)    Total
         ----                         -------------    ------------     ----------    --------    -----
                                                                (In millions)
         Net sales to GM and
           affiliates.................   $4,652          $9,756           $11,499      $ --      $25,907
         Net sales to other customers.      539           2,776             2,225        --        5,540
         Inter-sector net sales.......      348             196                 9      (553)          --
                                         ------         -------           -------     -----      -------
            Total net sales...........   $5,539         $12,728           $13,733     $(553)     $31,447
                                         ======         =======           =======     =====      =======
         Depreciation and
           amortization...............   $  481         $   539           $   950     $  --      $ 1,970
         Interest expense.............       41             109               119        18          287
         Income tax expense (benefit).       11              48                 3       (18)          44
         Net income (loss)(b).........       53             234                15       (87)         215
         Sector assets................    2,063           5,749             6,328       886       15,026
         Capital expenditures.........      122             464               778        19        1,383



                                                         Safety,
                                       Electronics       Thermal
                                        & Mobile       & Electrical     Dynamics &
         1996                         Communication    Architecture     Propulsion    Other(a)    Total
         ----                         -------------    ------------     ----------    --------    -----
                                                                (In millions)
         Net sales to GM and
           affiliates....................   $4,540          $10,009          $11,199      $  --     $25,748
         Net sales to other customers....      490            2,733            2,061         --       5,284
         Inter-sector net sales..........      285              200               33       (518)         --
                                            ------          -------          -------      -----     -------
            Total net sales..............   $5,315          $12,942          $13,293      $(518)    $31,032
                                            ======          =======          =======      =====     =======
         Depreciation and
           amortization..................   $  196          $   325           $  322      $  --     $   843
         Interest expense................       47              102              115         12         276
         Income tax expense (benefit)....      106              166               67        (80)        259
         Net income (loss)(b)............      349              548              222       (266)        853
         Sector assets...................    2,615            5,687            6,396        692      15,390
         Capital expenditures............      195              418              548         16       1,177



(a)Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

(b)Our operating results for the years ended December 31, 1998, 1997, and 1996 were impacted by a number of special items, including the competitiveness studies, divestitures and plant closings (see Note 3), as well as work stoppages at certain GM and Delphi locations (see Note 2). The net unfavorable impact on net income for each product sector was as follows:

                                           Safety,
                        Electronics &     Thermal &
         Year Ended        Mobile         Electrical       Dynamics &
        December 31,    Communication    Architecture     Propulsion     Total
        ------------    -------------    ------------     ----------     -----
                                   (In millions)
            1998           $  86            $ 474           $ 353       $ 913
            1997             239              271             442         952
            1996              98              282             138         518



     Information concerning principal geographic areas is set forth below. Net sales data is for the year ended December 31 and net property data is as of December 31.


                                               1998                 1997                 1996
                                         -----------------    -----------------    -----------------
                                          Net        Net       Net        Net       Net        Net
                                         Sales    Property    Sales    Property    Sales    Property
                                         -----    --------    -----    --------    -----    --------
                                                              (In millions)
             North America:

              United States............ $19,457    $3,360    $21,925    $3,186   $22,139     $3,777
              Canada...................     432        15        806        14       719          9
              Mexico...................   3,235       268      3,448       263     2,714        264
                                        -------    ------    -------    ------   -------     ------
                Total North America....  23,124     3,643     26,179     3,463    25,572      4,050
              Europe:
               France..................     803       262        645       267       713        284
               Germany.................   1,449       159      1,365       181     1,502        211
               Spain...................     488       133        575       131       637        145
               United Kingdom..........     341        13        324         7       349         47
               Other...................   1,250       347      1,311       234     1,454        261
                                        -------    ------    -------    ------   -------     ------
                Total Europe...........   4,331       914      4,220       820     4,655        948
              South America:
               Brazil..................     444       112        598        91       399         91
               Other...................      99        16         64        26        43         13
                                        -------    ------    -------    ------   -------     ------
                Total South America....     543       128        662       117       442        104
              All Other................     481       280        386       200       363        139
                                        -------    ------    -------    ------   -------     ------
                Total.................. $28,479    $4,965    $31,447    $4,600   $31,032     $5,241
                                        =======    ======    =======    ======   =======     ======



     Historically, Delphi has relied on GM for a substantial portion of its total revenues. Delphi expects that a significant portion of its future revenues will continue to be generated by GM. Any substantial reduction in orders by GM could have a materially adverse impact on Delphi's operating results.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of derivative financial instruments reflects the estimated amounts which Delphi would receive or pay to terminate contracts which it assumed under the Separation Agreement; such estimated amounts take into account the current unrealized gains or losses on open contracts that are deferred and recognized when the offsetting gains or losses are recognized on the related hedged items. The fair value of foreign exchange forward contracts is estimated based on foreign exchange rate quotes at the reporting date. At December 31, 1998 and 1997, the total estimated fair value of open contracts were generally not significant to Delphi. No amounts were recorded for such contracts on Delphi's consolidated balance sheets at these dates.

     For certain international long-term debt, which was recorded at $346 million and $230 million, at December 31, 1998 and 1997, respectively, the related fair value approximated $337 million and $232 million. For all other financial instruments recorded at December 31, 1998 and 1997, fair value approximates book value.

16. DERIVATIVES INSTRUMENTS

     Delphi, through its relationship with GM, is a party to financial instruments with off-balance sheet risk, which are used in the normal course of business to manage exposure principally to foreign exchange rate fluctuations. The primary class of such derivatives used are foreign exchange forward contracts and purchased and written foreign exchange options, which involve varying degrees of market risk, and elements of credit risk in the event of counterparty default. Derivative transactions are entered into in order to hedge underlying business exposures. The market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts and payments on these contracts normally occur at maturity.

     Delphi is an international corporation with operations in 36 countries, and has foreign currency exposure related to buying and selling in currencies other than the local currencies. Delphi's most significant foreign exposures relate to Brazil, Mexico, Germany, France, Spain and South Korea. The magnitude of these exposures varies over time, depending on the strength of local automotive markets.


     On Delphi's behalf, GM enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge cash flows such as debt, firm commitments and anticipated transactions involving component materials and fixed asset purchases. As a general practice, GM does not hedge the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. On Delphi's behalf, GM uses foreign exchange forward contracts as well as purchased and written foreign exchange options to manage such foreign exchange and transaction exposures. Foreign exchange forward contracts are legal agreements between two parties to purchase or to sell a foreign currency for a price specified at the contract date, with delivery and settlement in the future.

     At December 31, 1998 and 1997, GM held foreign exchange forward contracts related to Delphi totaling $18 million and $31 million, respectively. The foreign exchange options contracts related to Delphi were not significant at December 31, 1998 and 1997. Forward contracts and options related to Delphi's business at the time of the Separation were assumed by Delphi pursuant to the Separation Agreement. Deferred hedging gains and losses on outstanding foreign exchange forward and options contracts were not significant at December 31, 1998 and 1997. Such deferred amounts will be included in the cost of such underlying assets when purchased, and subsequently recognized in operations as part of the basis of these assets. In the event a contract is terminated early or the anticipated transaction is no longer considered likely to occur, the derivative is then marked to market. Foreign exchange forward contracts, which hedge foreign exchange exposures of anticipated inventory or fixed asset transactions, are marked to market and recognized with other gains or losses on foreign exchange transactions in the consolidated statement of operations. Firm commitments typically extend for periods of up to three years.

     The foreign contracts or options previously discussed contain an element of risk that counterparties may be unable to meet the terms of the agreements. However, such risk is minimized by limiting the counterparties to major international banks or financial institutions that meet established credit guidelines, and by limiting the risk exposure to any one bank or financial institution. GM generally does not require or place collateral for these financial instruments. Management does not expect to incur any losses as a result of counterparty default.

     Delphi has business activities with customers and affiliates around the world. Although Delphi does have large volumes of its receivables from a limited number of vehicle manufacturer customers, particularly GM, such receivables are managed under standard commercial terms. Consequently, in management's opinion, any concentration of credit risk relating to these customers is appropriately managed.

17. SUBSEQUENT EVENTS

     On January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi Automotive Systems Corporation in accordance with the Separation Agreement. In addition, Delphi and GM consummated several other transactions, as described below. In February, Delphi issued 100 million shares in the IPO for $17.00 per share less underwriting discounts and commissions of about $0.79 per share. After the IPO, General Motors owned approximately 82.3% of the outstanding shares of Common Stock. The unaudited pro forma condensed consolidated balance sheet data below has been prepared as if the transactions described below and the IPO occurred on December 31, 1998. The unaudited pro forma condensed consolidated statement of operations data has been prepared as if the separation from GM and the IPO had taken place on January 1, 1998. The unaudited pro forma condensed consolidated balance sheet and statement of operations data presented below purport to represent Delphi's financial position and results of operations had the IPO and certain other transactions occurred on the dates indicated. The unaudited pro forma condensed consolidated balance sheet and statement of operations data do not, however, purport to project Delphi's financial position or results of operations for any future date. The unaudited pro forma adjustments are based upon available information and certain assumptions that Delphi believes are reasonable. The unaudited pro forma condensed consolidated balance sheet and statement of operations data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.


                                         Unaudited Pro Forma Condensed Consolidated Statement of Income
                                                       For The Year Ended December 31, 1998
                                                     (in millions, except per share amounts)


                                                  Historical     Adjustments     Pro Forma
                                                  ----------     -----------     ---------
Net Sales ..................................       $ 28,479                      $ 28,479
Operating expenses:
 Cost of sales, excluding items listed below         26,135      $ (248) (1)       25,887
 Selling, general and administrative .......          1,463         (15) (1)
                                                                    152  (2)        1,600
 Depreciation and amortization .............          1,102                         1,102
                                                   --------      ------          --------
   Total operating expenses ................         28,700        (111)           28,589
                                                   --------      ------          --------
Operating loss .............................           (221)        111              (110)
Interest expense ...........................           (277)                         (277)
Other income, net ..........................            232                           232
                                                   --------      ------          --------
Loss before income taxes ...................           (266)        111              (155)
Income tax benefit .........................           (173)         42  (3)         (131)
                                                   --------      ------          --------

Net loss ...................................       $    (93)     $   69          $    (24)
                                                   ========      ======          ========


Basic and diluted loss per share:
 Historical-based on 465,000,000 shares
 outstanding ...............................       $  (0.20)
                                                   ========
 Pro forma-based on  565,000,000 shares
 outstanding ...............................                                          $ (0.04)
                                                                                      =======



                       Unaudited Pro Forma Condensed Consolidated Balance Sheet
                                      As of December 31, 1998
                                           (in millions)

                                                 Historical          Adjustments          Pro Forma
                                                 ----------          -----------          ---------
             ASSETS
Current assets:
   Cash and marketable securities                 $  1,000          $  1,621  (4)
                                                                      (2,100) (5)
                                                                       3,141  (6)
                                                                      (1,600) (7)         $  2,062
   Accounts receivable, net
     General Motors and affiliates                   2,236             2,100  (5)
                                                                      (1,600) (6)
                                                                       1,600  (7)            4,336
     Other customers                                   977                                     977
   Inventories, net                                  1,770                                   1,770
   Deferred income taxes                               285                                     285
   Prepaid expenses and other assets                   137                                     137
                                                 ---------          --------              --------
   Total current assets                              6,405             3,162                 9,567
Property, net                                        4,965                                   4,965
Deferred income taxes                                2,813                                   2,813
Other assets                                         1,323                                   1,323
                                                 ---------          --------              --------
   Total assets                                  $  15,506          $  3,162              $ 18,668
                                                 =========          ========              ========


         LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current portion of
      long-term debt                             $     363                               $    363
   Accounts payable
      General Motors and affiliates                     89                                     89
      Other suppliers                                2,171                                  2,171
   Accrued liabilities                               1,438                                  1,438
                                                 ---------          --------             --------
   Total current liabilities                         4,061                                  4,061
Long-term debt, including intracompany
  note payable with General Motors                   3,137          $ (3,141) (6)
                                                                       3,141  (6)           3,137
Pension benefits                                     2,180                                  2,180
Postretirement benefits other than pensions          4,573                                  4,573
Other liabilities                                    1,546                                  1,546
                                                 ---------          --------             --------
         Total liabilities                          15,497               -                 15,497
                                                 ---------          --------             --------
Equity:
   Common Stock                                        -                   1  (4)
                                                                           5  (8)               6
   Additional paid in capital                          -               1,620  (4)
                                                                       1,613  (8)           3,233
   General Motors' net investment                       77             1,541  (6)
                                                                      (1,618) (8)             -
   Accumulated translation adjustments                 (68)               -                   (68)
                                                 ---------          --------             --------
         Total equity                                    9             3,162                3,171
                                                 ---------          --------             --------
Total liabilities and equity                     $  15,506          $  3,162       $       18,668
                                                 =========          ========       ==============



The following pro forma adjustments were made to reflect the terms of the Separation Agreement and the IPO:

         (1)Delphi and General Motors have entered into agreements regarding certain employee benefit obligations. The pro forma adjustment for the year ended December 31, 1998 is summarized as follows (in millions):

                  Pension related costs                           $  210
                  Postretirement benefits other than pension        (475)
                  Other employee benefits                              2
                                                                 -------
                        Total                                    $  (263)
                                                                 =======

                  Portion attributable to cost of sales          $  (248)
                                                                 =======
                  Portion attributable to selling, general
                        and administrative                       $   (15)
                                                                 =======

         (2)Reflects   the   estimated   incremental   selling,    general   and
            administrative costs associated with operating Delphi as a stand-alone publicly traded company. The pro forma adjustment for the year ended December 31, 1998 is as follows (in millions):

                  Incremental insurance and risk management      $    36
                  Incremental corporate costs*                        48
                  Taxes other than income                             52
                  Other                                               16
                                                                 -------

                        Total                                      $ 152
                                                                 =======

              * Incremental corporate costs include additional personnel and systems costs required to operate independently, and reflect transitional service arrangements with General Motors at terms provided in the Separation Agreement. Other costs include certain sales tax expenses associated with the separation.

         (3)Income taxes were determined in accordance with the provisions of SFAS No.109, "Accounting for Income Taxes." Once Delphi is no longer included in GM's consolidated income tax return, Delphi
            will  no  longer  benefit  from  GM's   consolidated   income   tax
            environment.   As  a result,  Delphi expects  effective  income tax
            rates in  future  periods  generally to  be  higher   than Delphi's
            historical effective income tax rates. For purposes of this pro forma presentation only, adjustments necessary to record the income tax effect of the pro forma adjustments assume a combined federal and state income tax rate of 38%.

         (4)Reflects the net proceeds from the sale of 100,000,000 shares of common stock in the IPO at a price of $17.00 per share. The IPO proceeds are being used for general corporate purposes, including working capital requirements that have been impacted by the change in General Motors accounts receivable payment terms described note
            (5) below.

         (5)Reflects the change in payment terms for intracompany accounts receivable from General Motors in accordance with the terms of the Separation Agreement. Such payment terms, which generally called for payment in the month following shipment by Delphi, were modified to require payment by General Motors on the second day of the second month following shipment by Delphi.

         (6)Reflects the settlement of certain intracompany accounts receivable from GM with the intracompany note payable to GM. On January 1, 1999, immediately prior to the transactions contemplated by the Separation Agreement, certain intracompany accounts receivable from GM, of about $1.6 billion, were settled with the $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM's net investment in Delphi. It is expected that during the first half of 1999, Delphi will finance its operations with third party funding of up to $3.1 billion.

         (7)Reflects the required adjustment, subsequent to the settlement of intracompany accounts receivable described in note (6) above, to adjust cash and accounts receivable balances to levels that are indicative of amounts associated with ongoing operations.

         (8)Reflects the adjustment to equity to reclassify GM's net investment as common stock and additional paid-in capital.


18. QUARTERLY DATA (UNAUDITED)

                                                                                Three months ended
                                                             ----------------------------------------------
                                                              March 31,    June 30,    Sept. 30,    Dec. 31,    Total
                                                              ---------    --------    ---------    --------    -----
                                                                      (in millions, except per share amounts)
           1998
           Net sales......................................... $7,623       $7,041      $6,015     $7,800    $28,479
           Cost of sales, excluding items listed below.......  6,789        6,280       6,151      6,915     26,135
           Selling, general and administrative...............    300          367         345        451      1,463
           Depreciation and amortization.....................    200          283         248        371      1,102
                                                              ------       ------      ------     ------    -------
           Operating income (loss)...........................    334          111        (729)        63       (221)
           Interest expense..................................    (64)         (67)        (68)       (78)      (277)
           Other income (expense), net.......................     79           55         (10)       108        232
                                                              ------       ------      ------     ------    -------
           Income (loss) before income taxes.................    349           99        (807)        93       (266)
           Income tax expense (benefit)......................    113           16        (307)         5       (173)
                                                              ------       ------      ------     ------    -------
           Net income (loss)................................. $  236       $   83      $ (500)    $   88    $   (93)
                                                              ======       ======      ======     ======    =======
           Basic and diluted earning (loss) per share         $ 0.51       $ 0.18      $(1.08)    $ 0.19    $ (0.20)
                                                              ======       ======      ======     ======    =======


           1997
           Net sales......................................... $7,995       $8,190      $7,183     $8,079    $31,447
           Cost of sales, excluding items listed below.......  6,957        7,061       6,489      7,203     27,710
           Selling, general and administrative...............    334          345         332        404      1,415
           Depreciation and amortization.....................    207          197         217      1,349      1,970
                                                              ------       ------      ------     ------    -------
           Operating income (loss)...........................    497          587         145       (877)       352
           Interest expense..................................    (80)         (57)        (69)       (81)      (287)
           Other income, net.................................      7           49           9        129        194
                                                              ------       ------      ------     ------    -------
           Income (loss) before income taxes.................    424          579          85       (829)       259
           Income tax expense (benefit)......................    137          206           9       (308)        44
                                                              ------       ------      ------     ------    -------
           Net income (loss)................................. $  287       $  373      $   76     $ (521)    $  215
                                                              ======       ======      ======     ======     ======
           Basic and diluted earnings (loss) per share        $ 0.62       $ 0.80      $ 0.16     $(1.12)    $ 0.46
                                                              ======       ======      ======     ======    =======


     The following is a summary of various factors that impacted our quarterly operating results during the periods presented:

1998

     o Work stoppages at GM and Delphi locations in the United States during 1998 reduced operating income by about $468 million, or $290 million after-tax, and $435 million, or $270 million after-tax, during the second and third quarters of 1998, respectively. The estimated full year impact of work stoppages was $726 million, or $450 million after-tax, after considering partial recovery of lost production in the fourth quarter. See "Labor Force" in Note 2 for additional information.

     o During the third quarter of 1998,  Delphi  recorded an operating  loss of
       $430  million,  or  $271  million  after-tax,  related   to  divestitures
       involving its seating, lighting and coil spring businesses. See Note 3.

     o Charges associated with a Competitiveness Study reduced operating income by $310 million, or $192 million after-tax, during the fourth quarter of 1998. See Note 3.




1997

     o During the first quarter of 1997, Delphi recorded an $80 million plant closing charge, or $50 million after-tax, relating to a facility in Trenton, New Jersey. See Note 3.

     o Work stoppages at certain GM and Delphi locations during the second quarter of 1997 had an unfavorable impact of $185 million, or $115 million after-tax. The full year impact of work stoppages was $148 million, or $92 million after-tax, after considering partial recovery of lost production primarily in the third quarter of 1997. See "Labor Force" in Note 2 for additional information.

     o Other special items included gains aggregating $58 million and $39 million, or $36 million and $24 million after-tax, respectively, during the second and fourth quarters of 1997, respectively. These gains primarily related to the sale of certain businesses and investments, none of which were material on an individual basis.

     o During the fourth quarter of 1997, Delphi recorded a $1.4 billion charge, or $870 million after-tax, relating to Competitiveness Studies. See Note 3.



                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

ITEMS 10 THROUGH 13.  MANAGEMENT

Directors, Executive Officers and Key Employees of Delphi

     Set forth below is certain information concerning the executive officers and key employees of our company. Our Board currently has 11 members. At our first board meeting following the IPO, the original five members of the Board of Directors elected six new directors. Each newly elected director had previously been identified as a director nominee in the February 4, 1999 prospectus relating to our stock offering. The newly elected board members were Oscar De Paula Bernardes Neto, Virgis W. Colbert, Shoichiro Irimajiri (effective April 1, 1999), Susan A. McLaughlin, John D. Opie and Roger S. Penske. The new board members joined previously elected directors J.T. Battenberg III,
J. Michael Losh, Harry J. Pearce, John F. Smith, Jr. and Thomas H. Wyman. Messrs. Losh, Pearce, and Smith are currently executive officers and/or directors of General Motors, and Mr. Wyman was a director of General Motors until October, 1998. We expect to add an additional independent Board member in the several months following the IPO. The three directors who are currently executive officers and/or directors of GM have advised us that they will resign from our Board effective as of the completion of the Distribution. The ages listed below are as of January 1, 1999.




          Name                          Age                            Position
          ----                          ---                            --------
    J.T. Battenberg III...............  55    Chairman of the Board, Chief Executive Officer and President
    Alan S. Dawes.....................  44    Chief Financial Officer and Vice President
    Volker J. Barth...................  51    Vice President
    William A. Ebbert.................  56    Vice President
    Guy C. Hachey.....................  43    Vice President
    David R. Heilman..................  54    Vice President
    Rodney O'Neal.....................  45    Vice President
    Ronald M. Pirtle..................  44    Vice President
    Donald L. Runkle..................  53    Vice President
    Paul J. Tosch.....................  58    Vice President
    Hans J. Weiser....................  60    Vice President
    David B. Wohleen..................  48    Vice President
    John P. Arle......................  51    Vice President, Mergers, Acquisitions and Planning
    James A. Bertrand.................  41    Vice President, Operations
    John G. Blahnik...................  44    Vice President and Treasurer
    Ray C. Campbell...................  56    Vice President, Purchasing
    Karen L. Healy....................  44    Vice President, Corporate Affairs
    Peter H. Janak....................  59    Vice President and Chief Information Officer
    Mark C. Lorenz....................  48    Vice President, Production Control and Logistics
    Logan G. Robinson.................  49    Vice President and General Counsel
    Mark R. Weber.....................  50    Vice President, Human Resources Management
    Thomas H. Wyman...................  69    Director (Lead Independent Director)
    John F. Smith, Jr.................  60    Director
    Harry J. Pearce...................  56    Director
    J. Michael Losh...................  52    Director
    Oscar De Paula Bernardes Neto.....  52    Director
    Virgis W. Colbert.................  59    Director
    Shoichiro Irimajiri...............  58    Director (effective April 1999)
    Susan A. McLaughlin...............  46    Director
    John D. Opie......................  61    Director
    Roger S. Penske...................  61    Director


   Our Board has been divided into three classes serving staggered terms. After an initial transition period, directors in each class will be elected to serve for three-year terms and until their successors are elected and qualified. Each year, the directors of one class will stand for election as their terms of office expire. Messrs. Battenberg, Colbert and Irimajiri and Ms. McLaughlin have been designated as Class I directors, with their terms of office expiring in 2000; Messrs. Bernardes Neto, Opie and Penske have been designated as Class II directors, with their terms of office expiring in 2001; and Messrs. Losh, Pearce, Smith and Wyman have been designated as Class III directors, with their terms of office expiring in 2002.

   Our Board is permitted to appoint a non-employee director to serve as its "lead independent director." The lead independent director serves as a liaison between the Board and members of management and chairs the executive sessions of the Board. Mr. Wyman will initially serve as the lead independent director.

   Mr. Battenberg has led Delphi and its precursor, the Automotive Components Group Worldwide ("ACG Worldwide"), since 1992. In July 1995, he was named President of Delphi. He was named Chief Executive Officer of Delphi in August 1998 and Chairman of the Board of Delphi in November 1998. Mr. Battenberg also serves as the Chairman of the Delphi Strategy Board. Mr. Battenberg held various positions with General Motors beginning in 1961, including Superintendent of Industrial Engineering, Comptroller, Production Manager and Plant Manager. In 1986, he was appointed Product Manager for the former Buick-Oldsmobile-Cadillac Group's Flint Automotive Division. He later served as Vice President of the division, and then Vice President and Group Executive for the Buick-Oldsmobile-Cadillac Group. Mr. Battenberg was named Vice President and Group Executive of ACG Worldwide in 1992. Two years later, he was elected a Senior Vice President and President of ACG Worldwide. In July 1995, he was elected Executive Vice President of GM and President of Delphi Automotive Systems, formerly ACG Worldwide. Mr. Battenberg is on the Board of Trustees of Kettering University, formerly known as General Motors Institute ("GMI"), and the National Advisory Board for Chase Manhattan Corp. He is also a member of the Council on Competitiveness.

     Mr. Dawes was named Chief Financial Officer of Delphi in August 1998 and a Delphi Automotive Systems Vice President in November 1998. Previously, Mr. Dawes served as General Manager of Delphi Chassis Systems, formerly Delco Chassis Systems, a position to which he was named in 1994. From 1992 to 1994, he was Executive-in-Charge of Operations for ACG Worldwide. Mr. Dawes joined General Motors in 1981, originally as a financial analyst with its Treasurer's Office, and held a number of positions including Assistant Treasurer in 1988 and Assistant Comptroller in 1991.

   Mr. Barth was named a Delphi Automotive Systems Vice President in November 1998 and President of Delphi South America in November 1996. He had been Executive Director of Worldwide Purchasing for Delphi since 1994. From 1993 to 1994, he was Executive Director of Worldwide Purchasing-Metallic. From 1992 to 1993, he was Director of Materials Management for GM do Brasil in Sao Paulo, and from 1991 to 1992, he was Director of Purchasing for the same. Prior thereto, he held several purchasing assignments for GM's Adam Opel subsidiary since joining GM in 1963.

     Mr. Ebbert was named a Delphi Automotive Systems Vice President in November 1998 and President of Delphi Asia Pacific in July 1993. He had been Chairman and Managing Director of Vauxhall Motors Limited, UK, since 1988. Previously, Mr. Ebbert had been Group Director of Business Operations for Delphi Automotive Systems. Prior thereto, he held a number of senior assignments with Delphi Saginaw Steering Systems' central office. He joined GM in 1965.

   Mr. Hachey was named a Delphi Automotive Systems Vice President and President of Delphi Chassis Systems in November 1998. He had been General Manager of Delphi Chassis Systems since August 1998. Previously, Mr. Hachey had been Manufacturing Manager, Worldwide Operations, for the former Delphi Interior & Lighting Systems since 1995. From 1994 to 1995, he was Director of Manufacturing Operations for Delphi Automotive Systems and, from 1992 to 1994, he was Director of Manufacturing Operations for the heating, ventilation and air conditioning/heat exchangers business unit of what is now Delphi Harrison Thermal Systems. Prior thereto, Mr. Hachey held several manufacturing positions with GM since 1978.

     Mr. Heilman was named a Delphi Automotive Systems Vice President and President of Delphi Packard Electric Systems in November 1998. He had been General Manager of Delphi Packard Electric Systems since October 1994. From 1993 to 1994, Mr. Heilman served as Director of Delphi Packard Electric Systems' North American Business Unit and from 1991 to 1993, he was Director of Packard International. Prior thereto, Mr. Heilman served in numerous engineering, manufacturing and product-related positions since joining Delphi Packard Electric Systems in 1964.

   Mr. O'Neal was named a Delphi Automotive Systems Vice President and President of Delphi Interior Systems in November 1998. He had been General Manager of the former Delphi Interior & Lighting Systems since May 1997. Previously, Mr. O'Neal had been General Director of Warehousing and Distribution for GM-SPO since 1994. From late 1992 to 1994, Mr. O'Neal served as Director of Manufacturing for ACG Worldwide. From 1991 to late 1992, Mr. O'Neal was first Director of Industrial Engineering for Chevrolet-Pontiac-GM of Canada ("C-P-C") and later was named Director of Manufacturing Engineering with GM. Prior thereto, Mr. O'Neal held numerous engineering and manufacturing positions with GM since 1971.


     Mr. Pirtle was named a Delphi Automotive Systems Vice President and President of Delphi Harrison Thermal Systems in November 1998. He had been General Manager of Delphi Harrison Thermal Systems since November 1996. Previously, Mr. Pirtle had been Director of North American Operations at Delphi Packard Electric Systems since 1994. From 1992 to 1994, Mr. Pirtle was Finance Director for AC Delco Systems and, from 1990 to 1992, he was Executive-in-Charge of GM's Corporate Strategic Planning Group. Prior thereto, Mr. Pirtle held various engineering and financial and planning positions with GM since 1972. Mr. Pirtle is a Board member of the Alumni Association of Kettering University, formerly GMI, and a Board member of the University of Pittsburgh School of Engineering.

     Mr.  Runkle  was  named a Delphi  Automotive  Systems  Vice  President  and
President of Delphi Energy and Engine Management Systems in November 1998. He had been General Manager of Delphi Energy & Engine Management Systems since May 1996. Previously, Mr. Runkle had been General Manager of Delphi Saginaw Steering Systems since August 1993. From 1992 to 1993, Mr. Runkle was in charge of GM's North American Advanced Engineering Center and, from 1988 to 1992, he was in charge of GM's former Advanced Engineering Staff. Prior thereto, Mr. Runkle served in a series of engineering positions with GM since 1968.

     Mr.  Tosch  was  named a  Delphi  Automotive  Systems  Vice  President  and
President of Delphi Saginaw Steering Systems in November 1998. He had been General Manager of Delphi Saginaw Steering Systems since May 1997. Previously, Mr. Tosch had been General Manager of the former Delphi Interior & Lighting Systems since October 1994. From 1991 to 1994, Mr. Tosch was General Manager of Delphi Harrison Thermal Systems. From 1987 to 1991, he was Managing Director of Vauxhall Motors Limited. Prior thereto, Mr. Tosch held various engineering and managerial positions with GM since 1963.

   Mr. Weiser was named a Delphi Automotive Systems Vice President in November 1998 and has been President of Delphi Automotive Systems Europe, formerly ACG Europe, since 1993. He became Managing Director of Packard Electric Europa in Wuppertal, Germany, in 1990 and was appointed Chairman of the Supervisory Board of all Corporate Subsidiaries of Packard Electric Europa, a position he held until his current assignment. Mr. Weiser was appointed Chairman of the Executive Board of Kabelwerke Reinshagen GmbH in 1986. Mr. Weiser had been with Kabelwerke Reinshagen GmbH since 1974, which was acquired by Delphi Packard Electric in 1981.

   Mr. Wohleen was named a Delphi Automotive Systems Vice President and President of Delphi Delco Electronics in November 1998. He had been General Manager of Delphi Delco Electronics since August 1998. Prior to his current position, he had been a General Director of Engineering with Delco Electronics, which is now Delphi Delco Electronics, since February 1997. In 1994, Mr. Wohleen was named Director of Electrical, Interior and HVAC for GM's Midsize Car Division in Warren, Michigan, and in 1995, he assumed additional responsibility for general assembly, tools and process and powertrain coordination for GM's MidLux Car Division in Warren. Prior thereto, Mr. Wohleen held a series of engineering and manufacturing positions with GM since 1978.

   Mr. Arle was named Vice President of Mergers, Acquisitions and Planning for Delphi Automotive Systems in November 1998. He had been Executive Director of Planning for Delphi since February 1998. Previously, he was Vice President and Chief Financial Officer for Saab Automobile AB since 1993. From 1992 to 1993, he was Vice President and Finance Manager for GM of Canada, Ltd. From 1988 to 1992, he was General Manager and Comptroller for the GM/Toyota NUMMI joint venture. Prior thereto, he held several finance and human resources positions at GM since 1975.

   Mr. Bertrand was named Vice President of Operations for Delphi Automotive Systems in November 1998. He had been Executive Director of Operations for Delphi since June 1997. Previously, he was Executive Director of Development for small cars at GM's International Operations since 1995. From 1992 until 1995, he was Comptroller at Adam Opel AG in Russelsheim, Germany. From 1989 to 1992, he was Director of Financial Analysis and Planning for GM Europe. Prior thereto, he held finance, business and engineering positions for GM since 1979.

   Mr. Blahnik was named Treasurer of Delphi Automotive Systems in August 1998 and a Delphi Vice President in November 1998. He had been Executive Director of Finance for Delphi since June 1996. Previously, he was Senior Vice President and Chief Financial Officer at Delco Electronics since 1995. From 1994 to 1995, he was Director of Finance for GM's Lansing Automotive Division. From 1991 to 1994, he was Executive Director for GM's Latin American Operations and President of Banco General Motors, and from 1988 until 1991, he was a Comptroller of GM do Brasil. Prior thereto, he held several finance positions at GM since 1978.


     Mr. Campbell was named Vice President of Purchasing for Delphi Automotive Systems in November 1998. He had been Executive Director of Worldwide Purchasing for Delphi since November 1996. Previously, he was Executive Director of Worldwide Purchasing, Quality/Supplier Development, at GM's North American Operations since 1995. From 1994 to 1995, he was Executive Director of Worldwide Purchasing, Strategic and Metallic Activities. Prior thereto, he held a variety of managerial and purchasing positions at GM since 1964.

   Ms. Healy was named Vice President of Corporate Affairs for Delphi Automotive Systems in November 1998. She had been Executive Director of Communications for Delphi since June 1997. Previously, she was Manufacturing Manager for Delphi's Flint East Operations, Plants 6 and 7, since July 1996. From June 1995 to July 1996, she was Director of Corporate Communications at GM's central office. From January 1995 to June 1995, she was Director of Communications for Delphi. Prior thereto, Ms. Healy held several personnel, labor relations and communications positions at GM since 1976. She serves on the Board of Trustees for the Music Hall Center for the Performing Arts in Detroit and the Executive Board for the Troy Chamber of Commerce.

   Mr. Janak was named Chief Information Officer for Delphi Automotive Systems in April 1998 and a Delphi Vice President in November 1998. He had been a Vice President and Chief Information Officer at TRW Inc., since February 1995. Previously, he was Vice President and General Manager of TRW's Information Services Division. Prior thereto, he worked in propulsion engineering for NASA's Apollo program and worked for Chrysler Corporation, Teledyne Brown Engineering, Planning Research Corporation and the German firm, Technologieforshung.

   Mr. Lorenz was named Vice President of Production Control and Logistics for Delphi Automotive Systems in November 1998. He had been Director of Production Control and Logistics for Delphi since March 1996. Previously, he had been Director of Materials Management for GM's North American Operations Prototype Shops since June 1993. From 1991 to 1993, he was Director of Materials Management, Experimental Manufacturing. From 1990 to 1991, he was Manager of Synchronous Organization, and from 1989 to 1990, he was Advisor, C-P-C production systems. Prior thereto, he held various manufacturing and materials management positions at GM since 1973.

   Mr. Robinson was named General Counsel and a Delphi Automotive Systems Vice President in December 1998. Previously, he was Of Counsel to the Corporate, Securities and Business Law group at Dickinson Wright PLLC, a Michigan law firm headquartered in Detroit, since April 1998. From February 1996 to April 1998, he was Senior Vice President, Secretary and General Counsel for ITT Automotive, Inc. From April 1987 to February 1996, he was a lawyer for Chrysler Corporation serving, among other positions, as Vice President and General Counsel for Chrysler International Corporation, a subsidiary of Chrysler Corporation, and Geschaftsfuhrer, or Managing Director, of Chrysler Austria GmbH. Prior thereto, he held positions at TRW, Inc. in Cleveland, Ohio, and at Coudert Brothers and Wender, Murase & White in New York City.

   Mr. Weber was named Vice President of Human Resources Management for Delphi Automotive Systems in November 1998. He had been Executive Director of Human Resources Management for Delphi since January 1995. Previously, he was General Director of Personnel and Public Affairs at the former Inland Fisher Guide since 1993. From 1991 to 1993, he was General Director of Personnel for the same. From 1988 to 1991, he was Director of Industrial Relations at C-P-C, and from 1986 to 1988, he served as Director of Human Resources for Salaried Personnel at C-P-C. From 1985 to 1986, he was Director of General Offices Personnel at C-P-C. Prior thereto, he held a number of human resource and personnel positions at GM since 1966.


     Mr. Wyman was named Lead Independent Director for Delphi Automotive Systems in October 1998. Mr. Wyman had served on the Board of Directors of General Motors from 1985 until October 1998. Mr. Wyman was formerly Chairman, President and Chief Executive Officer of CBS, Inc., New York. Mr. Wyman was Senior Advisor of SBC Warburg Inc. from 1996 to 1997 and Chairman of S.G. Warburg & Co. Inc. from 1992 to 1996. Mr. Wyman is also a Director of AT&T Corporation and of AGCO Corporation. Mr. Wyman is a member of the Advisory Board of Nestle USA, Inc., the International Advisory Group of Toshiba Corporation (Tokyo) and The Business Council. Mr. Wyman is Trustee Emeritus of The Ford Foundation and The Aspen Institute and Chairman Emeritus of Amherst College.

     Mr. Smith has been associated with General Motors since 1961 and was named a Director of Delphi Automotive Systems in October 1998. On January 1, 1996, Mr. Smith became Chairman of the Board of Directors of GM and in October 1998, Mr. Smith's title was changed from Chief Executive Officer and President to Chief Executive Officer of GM. Effective November 1992, Mr. Smith was elected as GM's Chief Executive Officer and President. Effective August 1990, Mr. Smith was elected Vice Chairman of the Board of Directors of GM and, on April 6, 1992, he was elected President and Chief Operating Officer of GM. Mr. Smith was elected Executive Vice President in charge of International Operations for GM in 1988. He is also a Director of Hughes Electronics and The Procter & Gamble Company. Mr. Smith is Co-Chairman of The Business Roundtable and a member of The Business Council, the U.S.-Japan Business Council, Catalyst and The Chancellor's Executive Committee of the University of Massachusetts. Mr. Smith is a member of the Board of Trustees, Boston University; the Board of Overseers of Memorial Sloan-Kettering Cancer Center; the Board of Governors of The Nature Conservancy; and the Board of Polish-American Enterprise Fund.

     Mr. Pearce has been associated with General Motors since 1985 and was named a Director of Delphi Automotive Systems in October 1998. Effective January 1, 1996, Mr. Pearce was elected a Director and became Vice Chairman of the Board of Directors of GM. In July 1994, Mr. Pearce assumed responsibility for GM's Strategic Decision Center, Corporate Communications, Allison Transmission Division, Electro-Motive Division, Urban and Community Affairs, Executive Compensation and Corporate Governance and the Corporate Services Staff. Effective November 1992, he was elected Executive Vice President of GM. In May 1987, Mr. Pearce was elected Vice President and General Counsel of General Motors, a position he retained through August 1, 1994. Mr. Pearce is also a Director of Hughes Electronics, Marriott International, Inc. and MDU Resources Group, Inc. Mr. Pearce is a member of The Conference Board, Northwestern University School of Law Dean's Advisory Council and the Board of Visitors of the United States Air Force Academy. Mr. Pearce is also a Trustee of Howard University.

     Mr. Losh has been associated with General Motors since 1964 and was named a Director of Delphi Automotive Systems in October 1998. In July 1994, Mr. Losh was elected Executive Vice President and Chief Financial Officer of GM. Effective May 1992, Mr. Losh was elected Group Executive in charge of North American Vehicle Sales, Service and Marketing of GM. He was named General Manager of GM's Oldsmobile Division in June 1989. In July 1984, Mr. Losh was elected Vice President of General Motors and General Manager of its Pontiac Division.

   Mr. Bernardes Neto was elected Chief Executive Officer in 1996 of Bunge International, a Bermuda holding company headquartered in Sao Paulo, Brazil, which controls a number of food, agribusiness and fertilizer companies around the world. Before joining Bunge, he was a Senior Partner with Booz-Allen &
Hamilton where he specialized in strategy and organization consulting to industry in Latin America. His 15 years of consulting experience include several projects related to the automotive industry in South America. Mr. Bernardes is a Director for RBS and Alcoa in Brazil. He is also a member of the Advisory Board for Booz-Allen & Hamilton.

   Mr. Colbert was appointed an Executive Vice President of Miller Brewing Company in July 1997. He is responsible for all plant operations, brewing, research, quality assurance, engineering, purchasing, corporate operations planning and improvement and information systems. He had been a Senior Vice President, Worldwide Operations since 1995. In 1993, he was elected to the Miller Board of Directors and Executive Committee. Also in 1993, he was named Senior Vice President in charge of operations, a position he held until 1995. From 1990 to 1993, he was Vice President of plant operations, and from 1989 to 1990 he was Vice President of materials manufacturing. Prior thereto he held several manufacturing and production positions at Miller since joining the company in 1979. Mr. Colbert is a Director for Aeroquip-Vickers, Inc., Milwaukee County Council, Boy Scouts of America, Columbia Health Systems and Greater Milwaukee Open. He is Chairman of the Board of the Thurgood Marshall Scholarship Fund and he is a member of the Board of Trustees of Fisk University, Nashville, Tennessee. Mr. Colbert also serves on the Board of Regents of the Milwaukee School of Engineering, is a member of the Executive Advisory Committee for the National Urban League's Black Executive Exchange Program, and serves on the Opportunities Industrialization Centers of America's National Industrial Council.

     Mr. Irimajiri was elected President and Representative Director of Sega Enterprises, Ltd. in February 1998. He had been responsible for the CS Business Group, Quality Assurance Division and Intellectual Property Rights Department since August 1997. Previously, he was Co-Chairman of Sega America, Inc., since July 1996. From April 1996 to July 1996, he was responsible for CS Research & Development Group, Overseas Consumer Business Group, Quality Assurance Division, Multimedia Office and Intellectual Property Department. Prior thereto, he held various positions at Sega since 1993. Before joining Sega, Mr. Irimajiri had been an Executive Vice President at Honda Motor Co. Ltd. since June 1990. He was responsible for directing Honda's development and production activities. He had been associated with Honda since 1963.


     Ms. McLaughlin is President, Consumer Services for BellSouth Telecommunications, Inc., a position she has held since March 1998. From 1987 to 1998, Ms. McLaughlin held numerous financial and marketing management positions at Eastman Kodak in Rochester, N.Y. Her most recent position was Vice President and Chief Operating Officer of Kodak Professional, where she managed that division's worldwide operations, including sales and marketing. Before joining Kodak, Ms. McLaughlin spent 13 years in corporate banking with Citibank and Chase. Ms. McLaughlin serves on the Board of Directors of Dayton Hudson Corporation.

     Mr. Opie was elected Vice Chairman of the Board and an Executive Officer for General Electric Company in 1995. He had been President and Chief Executive Officer of GE Lighting and a GE Senior Vice President since 1986. Previously, he had been Vice President of GE's distribution equipment business since 1983. From 1982 to 1983 he was President of the Specialty Plastics Division. From 1980 to 1982 he was Vice President of the Lexan Products Division of GE Plastics, and from 1977 to 1980 he was General Manager of the division. In 1975, Mr. Opie became General Manager of the battery business, a position he held until moving to GE Plastics. He has been associated with General Electric since 1961.

     Mr. Penske is the founder and Chairman of Penske Corporation, which was established in 1969 and is comprised of three business groups: Transportation Services, Automotive and Performance. In the Transportation Services Group, Mr. Penske serves as the Chairman and Chief Executive Officer of Detroit Diesel Corporation. He is Chairman of the Board of Penske Truck Leasing Corporation and Penske Motorsports, Inc. and a Director of General Electric Company and Gulfstream Aerospace Corporation. He is Chairman of the Detroit Investment Fund, which was created by Detroit Renaissance, of which he is also a Director. Mr. Penske is also a member of the Robert Bosch International AG Advisory Board and a Trustee of the Henry Ford Museum & Greenfield Village and a member of the Business Council.

Committees of the Board of Directors

     We have four standing committees: an executive committee (the "Executive Committee"), an audit committee (the "Audit Committee"), an executive development and compensation committee (the "Compensation Committee") and a corporate governance and public issues committee (the "Corporate Committee"). Messrs. Battenberg, Losh, Pearce, Smith and Wyman were appointed as the members of the Executive Committee. Messrs. Bernardes Neto, Opie and Wyman were appointed as the members of the Audit Committee. Messrs. Pearce, Smith and Wyman were appointed as the members of the Compensation Committee. Messrs. Penske and (effective April 1, 1999) Irimajiri were appointed as the members of the Corporate Committee. We expect that membership on some of these committees will be modified and that we will complete the appointment of other members, including newly elected directors to some of these committees. We expect that, so long as GM owns a majority of our outstanding common stock, the majority of the members of the Executive Committee and the Compensation Committee will be directors who are also directors and/or officers of GM.

     The Executive Committee is authorized to exercise, between meetings of our Board, all of the powers and authority of the Board in the direction and management of Delphi, except as prohibited by applicable law or our Restated Certificate of Incorporation and except to the extent another committee shall have been accorded authority over the matter. The Audit Committee will select the independent public accountants to audit our annual financial statements and will establish the scope and oversee the annual audit. The Corporate Committee is responsible for matters relating to service on our Board, including the size of our Board and the recommendation of nominees for our Board, and for matters related to corporate governance and the company's business activities as they relate to matters of public policy. The Compensation Committee will determine the compensation for employee directors and, after receiving and considering the recommendation of our Chief Executive Officer and the President, all officers of the company and any other employee that the Compensation Committee may designate from time to time and will approve and administer employee benefit plans. Our Board may establish other committees from time to time to facilitate the management of the business and affairs of our company.

Compensation of Directors

     Directors who are also employees of GM or Delphi receive no remuneration for serving as directors or committee members. Non-employee directors receive compensation consisting of a cash retainer and common stock units. Non-employee directors other than the lead independent director receive total compensation of $110,000 per year, equally divided between the two components, and the lead independent director receives total compensation of $300,000 per year, $100,000 of which is cash and $200,000 of which is common stock units. Non-employee directors other than the lead independent director receive an additional fee of $5,000 per year for serving as chairperson of a board committee.


     The stock portion of each non-employee director's annual compensation will automatically be deferred in units until such person no longer serves on our Board. Under Delphi's Deferred Compensation Plan for Non-Employee Directors, non-employee directors, at their option, may convert the cash portion of their compensation into common stock units. Dividend equivalents on any common stock units will accrue quarterly and be converted into additional common stock units. Directors will receive the cash value of all of their accumulated common stock units following their departure from the Board.

Stock  Ownership  of  Directors  and  Executive  Officers and Certain Beneficial
Owners

     To the extent directors and officers of Delphi own shares of GM $1-2/3 common stock at the time of the Distribution, they will participate in the Distribution on the same terms as other holders of GM $1-2/3 common stock. In connection with the IPO, certain executives, including the executive officers named in the Summary Compensation Table in the "--Executive Compensation" section below, were awarded options to purchase shares of Delphi common stock and were awarded restricted stock units. See "--Incentive Plans--Founders Grants." In addition, certain awards of GM $1-2/3 common stock, including the stock options and awards reflected in the tables set forth in the "--Grants of Stock Options," "--Exercises of Stock Options" and "--Long Term Incentive Plan Awards" sections below, will be replaced with comparable awards under Delphi's incentive plans in connection with the completion of the Distribution. See "--Incentive Plans--Substitute Awards."

     The following table sets forth the number of shares of Delphi Common Stock and GM $1-2/3 common stock beneficially owned on February 28, 1999 by GM and by each director, each director nominee, each of the executive officers named in the Summary Compensation Table in the "--Executive Compensation" section below, and all directors, director nominees and executive officers of Delphi as a group. Except as otherwise noted, the individual director or executive officer or their family members had sole voting and investment power with respect to such securities.



                                            Delphi
                                            Common
                                            Stock                        GM $1-2/3 Common Stock
                                         -----------      --------------------------------------------------
                                            Shares           Shares
                                         Beneficially     Beneficially    Deferred          Total       Stock
                 Name                      Owned(2)         Owned(2)     Stock Units(3)    Shares     Options(4)
      ---------------------------------  ------------    -------------   -------------     ------    ----------
      General Motors Corporation (1)...  465,000,000              0              0              0             0
      J.T. Battenberg III..............      100,000          4,157         15,493         19,650       128,401
      Alan S. Dawes....................       30,000          8,383          2,337         10,720        66,209
      David R. Heilman.................        6,000         11,490          2,392         13,882        11,739
      Donald L. Runkle.................       10,000         10,812          2,657         13,469        16,909
      Paul J. Tosch(5).................        6,000          4,072          3,072          7,144        11,394
      Thomas H. Wyman..................        1,000          3,084          9,930(6)      13,014             0
      John F. Smith, Jr................        1,000        171,465         53,694        225,159       804,495
      Harry J. Pearce..................            0         40,357         24,663         64,990       308,211
      J. Michael Losh..................            0         29,117         14,386         43,503       239,342
      Oscar De Paula Bernardes Neto....            0              0              0              0             0
      Virgis W. Colbert................            0              0              0              0             0
      Shoichiro Irimajiri..............            0              0              0              0             0
      Susan A. McLaughlin..............            0              0              0              0             0
      John D. Opie.....................       10,000              0              0              0             0
      Roger S. Penske..................            0              0              0              0             0
      All directors, director nominees
       and executive officers of Delphi
       as a group (33 persons).........      268,400        332,375        137,976        470,351     1,749,837


(1)General Motors Corporation's Global Headquarters mailing address is 100 Renaissance Center, P.O. Box 100, Detroit, MI 48265-1000. General Motors Corporation currently owns about 82.3% of our outstanding common stock.

(2)No individual director, director nominee or executive officer beneficially owns 1% or more of the Delphi Common Stock or GM $1-2/3 common stock, nor do the directors, director nominees and executive officers as a group.

(3)Deferred Stock Units for all persons other than Mr. Wyman include shares under the General Motors Benefit Equalization Plan-Savings (the "GM BEP-S"). This plan is a non-qualified "excess benefit" plan that is exempt from ERISA and the Code limitations and provides GM executives with full GM matching contributions without regard to limitations imposed by the Code. The amounts credited under the plan are maintained in share units of GM $1-2/3 common stock. Following termination of employment an employee may, at any time, elect to receive a complete distribution of amounts in the GM BEP-S account, which will be paid in cash. Delphi has adopted its BEP-S in connection with its separation from GM and the amounts in the GM BEP-S will be transferred to Delphi's BEP-S. Deferred Stock Units also includes undelivered GM incentive awards which will vest upon the occurrence of certain events and which are subject to forfeiture under certain circumstances.


(4)Includes the number of shares of GM $1-2/3 common stock that may be acquired through the exercise of stock options exercisable within 60 days of February 28, 1999. The shares reported in this column reflect the adjustments to the original option grants to reflect the effect of the recapitalization of GM in connection with transactions completed by General Motors in connection with the 1997 spin-off of the defense electronics business of its Hughes Electronics subsidiary and the related transfer of Delco Electronics to us from Hughes Electronics.

(5)Data for Mr. Tosch include 2,009 shares owned by, and 3,285 shares acquirable pursuant to options held by, his spouse.

(6)Includes amounts under the General Motors Deferred Compensation Plan for Non-Employee Directors and the General Motors Director's Long-Term Stock Incentive Plan. These amounts relate to compensation deferred while Mr. Wyman was a member of the Board of Directors of GM.

Executive Compensation

   The following table sets forth certain compensation information for the chief executive officer and the four other executive officers of Delphi who, based on salary and bonus compensation from General Motors and its subsidiaries, were the most highly compensated officers of Delphi for the year ended December 31, 1998. All information set forth in this table reflects compensation earned by such individuals for services with General Motors and its subsidiaries.

                                                     Summary Compensation Table

                                                                                   Long-Term Compensation
                                                                                  -------------------------
                                                                                    Awards       Payouts
                                                                                  ----------  -------------
                                              Annual Compensation
                                ----------------------------------------------    Securities
                                                                  Other Annual    Underlying      Long-Term        All Other
      Name and Principal                   Salary       Bonus     Compensation     Options        Incentive      Compensation
           Position              Year       ($)        ($)(1)         ($)           (#)(2)      Payouts($)(3)       ($)(4)
   --------------------------   ------   ---------    ---------   ------------    ----------    -------------    ------------
   J.T. Battenberg III........   1998    1,000,000      450,000      50,624        100,000         750,000          49,215
     Chairman, Chief Executive   1997      887,000    1,020,000      53,448        108,495         475,000          38,112
     Officer and President
   Donald L. Runkle...........   1998      458,000      235,000       n/a           16,000         198,000          19,250
       Vice President            1997      391,000      325,000       n/a           17,359         111,000          14,085
   David R. Heilman...........   1998      369,000      211,000       n/a           16,000         198,000          15,488
       Vice President            1997      350,000      295,000       n/a           17,359         111,000          12,600
   Paul J. Tosch..............   1998      395,000      202,000       n/a           14,000         198,000          16,590
       Vice President            1997      372,000      262,000       n/a           15,189         111,000          13,380
   Alan S. Dawes..............   1998      398,000      210,000       n/a           14,000         198,000          16,730
    Chief Financial Officer      1997      360,000      262,000       n/a           15,189         111,000          12,960
    and Vice President

----------



(1)These awards are based on performance for 1997 and 1998. General Motors management recommended and the Executive Compensation Committee concurred that 1998 annual awards for GM Named Executive Officers, which included Mr. Battenberg, would be reduced to reflect the year-to-year decline in reported earnings. The other GM Named Executive Officers are Messrs. Smith, Pearce, Wagoner and Hughes.

(2)1997 options are adjusted to reflect the effect of the recapitalization of GM in connection with transactions completed by General Motors in connection with the 1997 spin-off of the defense electronics business of its Hughes Electronics subsidiary and the related transfer of Delco Electronics to us from Hughes Electronics.

(3)Reflects long-term incentive payouts in the form of GM $1-2/3 common stock and GM Class H common stock under the General Motors 1992 Performance Achievement Plan. The performance period for such awards was 1995 through 1997 and 1996 through 1998. The awards to Mr. Battenberg vest in four equal installments. The first installment vests on the date the final award is determined, the second installment vests at the end of the year in which the final award was determined, the third installment vests one year after the second installment vests. The fourth installment of the 1996-1998 grant vests one year after the third installment and the fourth installment of the


   1995-1997 grant vests subsequent to retirement. The awards to the other named executive officers vest in one or two equal annual installments, depending on the value of the award payout. Dividend equivalents are paid on unvested shares. The following table sets forth the number of GM shares of such award that were vested and paid to the executive officers and the number of shares that remained unvested and unpaid:

                                                                     First and Second Installment of
                                                                         1995-97 Grant and Third
                                        1996-98 Grant                  Installment of 1994-96 Grant
                              -----------------------------------    -------------------------------
                                                                         Shares             Value of             Shares
                                   Shares                                Vested          Shares Vested          Unvested
                                   Vested                                as of              as of                 as of
                                  January             Shares          December 31,       December 31,          December 31,
                                  1999(#)           Unvested(#)          1998(#)           1998($)*               1998(#)
                              --------------    -----------------    --------------     ---------------       --------------
                              $1 2/3    Cl.H    $1 2/3       Cl.H    $1 2/3    Cl.H     $1 2/3     Cl.H       $1 2/3    Cl.H
                              ------    ----    ------       ----    ------    ----     ------     ----
     J.T. Battenberg III.....  2,037    946      6,111       2,836    6,487    2,718    464,210    107,877    6,487    2,717
     D.L. Runkle.............    915      0      1,774           0    3,293        0    235,647          0        0        0
     D.R. Heilman............    915      0      1,774           0    1,858        0    132,958          0        0        0
     P.J. Tosch..............    915      0      1,774           0    3,178        0    227,418          0        0        0
     A.S. Dawes..............    915      0      1,774           0    3,178        0    227,418          0        0        0

----------


     * Based on the $71.56 closing price of GM $1-2/3 common stock and the $39.69 closing price of GM Class H common stock on the NYSE on December 31, 1998.

(4)Reflects contributions by General Motors on behalf of each executive officer under various savings plans. The amount for Mr. Battenberg also includes imputed income of $7,215 for 1998 and $6,162 for 1997 for endorsement split-dollar life insurance. In the event of Mr. Battenberg's death, General Motors would be reimbursed for its premiums paid on such life insurance policy.

     Delphi has established executive compensation practices that will link compensation with the performance of Delphi as well as Delphi's Common Stock. On average, a greater portion of the executive's long-term incentive pay will be linked to the performance of Delphi's Common Stock through the grant of stock options. Delphi will continually review its executive compensation programs to ensure they are competitive with those generally prevailing in its industry.

Grants of Stock Options

     No stock options or stock appreciation rights were granted by Delphi during the year ended December 31, 1998. The following table shows all grants of options to acquire shares of GM $1-2/3 common stock granted to the executive officers named in the Summary Compensation Table in the "--Executive Compensation" section above under the General Motors 1997 Stock Incentive Plan in the year ended December 31, 1998. Unless exercised prior thereto, the options to purchase GM $1-2/3 common stock reflected below will be replaced with options to purchase Delphi common stock in connection with the completion of the Distribution. See "--Incentive Plans--Substitute Awards."


                                        Number of       % of Total
                                        Securities        Options
                                        Underlying       Granted to     Exercise or                       Grant Date
                                          Options       Employees in    Base Price                          Present
                 Name                  Granted(#)(1)     Fiscal Year      ($/Sh.)     Expiration Date     Value($)(2)
          --------------------------   -------------    ------------      --------    ---------------     -----------
          J.T. Battenberg III.......      100,000           0.71           56.00          1/13/08          1,232,000
          Donald L. Runkle..........       16,000           0.11           56.00          1/13/08            197,000
          David R. Heilman..........       16,000           0.11           56.00          1/13/08            197,000
          Paul J. Tosch.............       14,000           0.10           56.00          1/13/08            172,000
          Alan S. Dawes.............       14,000           0.10           56.00          1/13/08            172,000

----------


(1)These options were granted on January 12, 1998 and consist of a combination of non-qualified and incentive stock options. These options become exercisable to the extent of one-third of the grant on January 12, 1999, January 12, 2000 and January 12, 2001, respectively. The incentive stock options expire ten years from the date of grant and the non-qualified options expire two days later.

(2)These values were determined based on the Black-Scholes option pricing model. The following assumptions were made for purposes of calculating the Grant Date Present Value: that the option is exercised in the fifth year after its grant, expected price volatility of 25%, an interest rate of 5.58%, a dividend yield of 3.57% and no adjustments were made for non-transferability. Our use of this model does not necessarily mean that we believe that this model accurately determines the value of options. The ultimate value of the options in this table depends upon each holder's individual investment decisions and the actual performance of GM $1-2/3 common stock and, following the Distribution, Delphi's Common Stock.

Exercises of Stock Options

     No stock options or stock appreciation rights were exercised with respect to Delphi Common Stock during the year ended December 31, 1998. The following table shows aggregate exercises of options to purchase GM $1-2/3 common stock in the year ended December 31, 1998 by the executive officers named in the Summary Compensation Table in the "--Executive Compensation" section above. Unless exercised prior thereto, the unexercised options reflected below will be replaced with options to purchase Delphi common stock in connection with the completion of the Distribution. See "--Incentive Plans--Substitute Awards."

                                                                       Number of Securities          Value of Unexercised
                                                                      Underlying Unexercised             In-the-Money
                                                                     Options at FY-End (#)(1)       Options at FY-End($)(2)
                                  Shares Acquired        Value       ------------------------      -------------------------
               Name               on Exercise (#)     Realized($)    Exercisable/Unexercisable     Exercisable/Unexercisable
       ----------------------     ---------------    ------------    -------------------------     -------------------------
       J.T. Battenberg III...          60,513          1,605,951           67,918/194,027             1,193,555/3,351,195
       Donald L. Runkle......            --               --               41,673/27,570                890,393/454,906
       David R. Heilman......          44,089          1,289,493            620/27,570                  11,036/205,946
       Paul J. Tosch.........          13,019            271,837           17,001/24,122                294,383/398,012
       Alan S. Dawes.........           3,309             99,369           60,147/24,122               1,684,322/398,012

----------


(1) No SARs may be granted under GM's stock incentive plans.

(2)Based on the closing price of GM $1-2/3 common stock of $71.56 on the NYSE on December 31, 1998.

Long Term Incentive Plan Awards

   The following table shows long term incentive plan awards made under the General Motors 1997 Performance Achievement Plan in the year ended December 31, 1998 to the executive officers named in the Summary Compensation Table in the "--Executive Compensation" section above.

                                                      Estimated Future Payouts Under
                                                      Non-Stock Price-Based Plans(1)
                                  Performance or     --------------------------------
                                   Other Period
                                 Until Maturation    Threshold    Target      Maximum
             Name                    or Payout          ($)        ($)          ($)
      ----------------------        ---------         -------    ---------
      J.T. Battenberg III           1998-2000         320,000     800,000    1,600,000
      Donald L. Runkle......        1998-2000          84,000     210,000      420,000
      David R. Heilman......        1998-2000          80,000     200,000      400,000
      Paul J. Tosch.........        1998-2000          80,000     200,000      400,000
      Alan S. Dawes.........        1998-2000          80,000     200,000      400,000
----------


(1)These awards relate to performance during 1998 through 2000. If the minimum or threshold performance level is met or exceeded, the percentage of the target award that will eventually be paid to participants will depend on the extent to which the established performance target for the three year performance period is achieved. If the minimum performance level is not met, no awards will be paid.

Change in Control Agreements

     Delphi has entered into change in control agreements ("Change in Control Agreements") with certain of its officers (each, a "Participant"). The Change in Control Agreements generally provide monetary compensation and other benefits to each Participant upon the occurrence of certain triggering events involving a change in control of Delphi.

     The Change in Control Agreements specify two triggering events:

(1) a change in control occurs within three years after the Distribution; and


(2) within three years after the change in control, one of the following events occur:

        (a)the Participant's employment is terminated without cause;

        (b)a negative fundamental, material change is made in the Participant's duties or responsibilities;

        (c)the Participant's salary, annual or other material compensation or benefits are decreased (and such decrease is unrelated to company or individual performance);

        (d)the Participant is required to materially relocate his or her residence or principal office location against his or her will; or

        (e)the Participant is not offered a comparable position with the successor entity.

   Change in control is defined in the Change in Control Agreements to mean the acquisition by any person, other than the company or any subsidiary of the company, of the beneficial ownership of 50 percent or more of the outstanding common stock; certain mergers, consolidations, other reorganizations of the company in which the company is not the surviving corporation; or any sale, lease, exchange or other transfer of 50% or more of the assets of the company.

   Each Participant is entitled to the following benefits at the time of the change in control:

          o all of the Participant's unvested options will vest and become immediately exercisable in accordance with their terms;

          o all of the Participant's long-term incentive awards will become payable immediately on a pro-rated basis, calculated based on current forecasted payouts;

          o any  compensation   previously  deferred  at  the  election  of  the
            Participant, together with accrued interest or earnings thereon, will be distributed as a lump sum payout;

          o the Participant's Supplemental Executive Retirement Program benefits will be funded through a trust or other mechanism which is protected from the persons controlling Delphi after the occurrence of a change in control; and

          o the Participant's medical coverage under the company's then existing medical plan will remain in force for thirty-six months.

   Upon the occurrence of both triggering events described above, in addition to the payments and benefits described above, Participants will receive monetary compensation and certain other benefits. Each Participant is entitled to receive in addition to their base salary through the date of their termination and any accrued vacation pay the following amount of monetary compensation:

     Chairman and CEO                  Three times base salary and three
                                       times target bonus

     Certain Vice Presidents           Two times base salary and two times
                                       target bonus

     All other Vice Presidents         One times base salary and one times
                                       target bonus

   In addition, at the time of the second triggering event:

          o the Participant's life-insurance coverage will be continued and the premiums will be paid for thirty-six months;

          o the Participant may receive reimbursement of up to $50,000 for expenses related to outplacement services;

          o the Participant's legal fees and expenses will be paid if litigation is required to enforce these change in control rights;

          o the Participant will be able to retain his or her company car, if any, for one year thereafter; and

          o the Participant will no longer be subject to the non-competition provisions of the Change in Control Agreement


     The Change in Control Agreements provide that for a period of two years immediately following the Participant's voluntary termination of employment with us or any of our subsidiaries, the Participant agrees not to, without the prior written consent of our Chairman and Chief Executive Officer, engage in or perform any services of a similar nature to those performed at our company for any other corporation or business engaged in the design, manufacture, development, promotion, sale or financing of automobile or truck components, within North America, Latin America, Asia, Australia or Europe in competition with us, any of our subsidiaries or affiliates, or any joint ventures to which we or any of our subsidiaries are a party. The Change in Control Agreements also provide that the Participant shall not disclose any knowledge, information or materials, whether tangible or intangible, regarding proprietary matters relating to the company. We expect that we will enter into Change in Control Agreements with each of our executive officers and certain other officers.

Incentive Plans

     Before the IPO, Delphi adopted, with the approval of General Motors in its capacity as the sole stockholder of Delphi, the Delphi Automotive Systems Annual Incentive Plan (the "Annual Incentive Plan"), the Delphi Automotive Systems Stock Incentive Plan (the "Stock Incentive Plan") the Delphi Automotive Systems Performance Achievement Plan (the "Performance Achievement Plan") and the Delphi Automotive Systems Classified Salary and Hourly Stock Option Plan (the "Classified Plan"). The Annual Incentive Plan, the Stock Incentive Plan and the Performance Achievement Plan are administered by the Compensation Committee and the Delphi Strategy Board will administer the Classified Plan.

     Founders Grants. In connection with the IPO, certain executives were awarded "founders grant" options to purchase shares of Delphi common stock and "founders grant" restricted stock units. In addition, other employees of Delphi were awarded "founders grant" options to purchase shares of Delphi common stock. The founders grants to executives were made pursuant to the Stock Incentive Plan and the founders grants to other employees were made pursuant to the Classified Plan. Stock options awarded to executives as founders grants vest in equal annual installments over the four years following the date on which they were granted and restricted stock units awarded to executives as founders grants vest in full four years from the date on which they were granted. Stock options awarded to all other employees as founders grants vest in full two years from the date on which they were granted. The exercise price per share for these stock options is equal to $18.66 (the average of the high and low prices of the common stock on the first day of trading of the common stock as reported in The Wall Street Journal) and the assumed grant price per share of these restricted stock units was equal to $17.00 per share (the price per share at which the common stock was sold in the IPO).

   A total of about 26,000,000 shares of common stock will be issuable upon exercise of these options or vesting of these restricted stock units.

   Substitute Awards. In connection with the completion of the Distribution, substitute awards relating to Delphi common stock will be issued to employees of Delphi in exchange for GM $1-2/3 common stock awards. The terms and conditions of each substitute award, including, without limitation, the time or times when, and the manner in which, each option constituting a substitute award will be exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions of any restricted stock unit or performance achievement award constituting substitute awards, will be the same as those of the replaced GM $1-2/3 common stock award. See "Item 1. Business--Arrangements Between Delphi and General Motors--Employee Matters--Employee Benefits."

   Stock Incentive Plan. All officers and certain other employees of Delphi will be eligible to participate in the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of stock options and/or Restricted Stock Units ("RSUs"). An aggregate of 85,000,000 shares of common stock will be reserved for issuance under the Stock Incentive Plan; however, the maximum number of shares that can be granted as RSUs is 8,000,000. It is anticipated that about 650 employees annually will participate in the Stock Incentive Plan, including about 25 officers. Subject to adjustments as set forth in the Stock Incentive Plan, the maximum stock option grant to any individual in any calendar year may not exceed 1,000,000 shares and the maximum RSU grant to any individual in any calendar year may not exceed 500,000 shares.


   Options granted under the Stock Incentive Plan may be either incentive stock options ("ISOs") or such other forms of non-qualified stock options ("NQSOs") as the Compensation Committee may determine. ISOs are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). With certain limited exceptions, the exercise price of any stock option generally shall not be less than 100% of the fair market value of the common stock on the date the option is granted. Payment of the purchase price upon exercise must be made in cash or, unless determined otherwise by the Compensation Committee, by delivery of previously acquired shares of common stock. In the case of shares acquired pursuant to the exercise of an option to acquire such shares, such shares must be held for six months before they may be used in payment of the exercise price for additional stock options.

   The term of any option will be determined by the Compensation Committee, but no ISO may be exercised later than ten years after the date of grant, and no NQSO may be exercised later than ten years and two days after the date of grant. Except as otherwise determined by the Compensation Committee, no option shall become exercisable prior to the first anniversary date of the date of the option grant or such later date as may be established by the Compensation Committee. After such date, the option shall be exercisable only in accordance with the terms and conditions established by the Compensation Committee at the time of the grant.

   The Stock Incentive Plan provides that, except as otherwise determined by the Compensation Committee, following termination of an employee's employment and contingent upon satisfaction of certain conditions, options held by each employee will expire not later than five years from the date of termination of employment, subject to earlier termination by the terms of the option. However, if termination is due to death, the options will expire three years from the date of death, subject to earlier termination pursuant to the terms of the option.

   If required by the Compensation Committee, by accepting an option grant, an employee will agree to remain employed by Delphi for a period of six months following the exercise of any option granted under the Stock Incentive Plan. If the employee retires or terminates employment without the consent of Delphi for any reason other than death within six months of the date of exercise of a stock option, the employee will be required to pay to Delphi the amount of any gain realized upon such exercise.

   The Compensation Committee may grant RSUs to such individuals, at such times, and in such amounts as it may determine. Each RSU relates to one share of Delphi's common stock, subject to certain adjustments as described in the Stock Incentive Plan. RSUs will be awarded without consideration other than the rendering of services, unless the Compensation Committee decides otherwise. RSUs shall vest, subject to the satisfaction of certain conditions, at the time or times determined by the Compensation Committee. In addition, the Compensation Committee may establish performance vesting criteria with respect to all or any portion of a grant of RSUs based on certain business criteria set forth in the Stock Incentive Plan.

   Upon termination of the participant's employment without the consent of Delphi, all RSUs shall be forfeited subject to such exceptions, if any, as are authorized by the Compensation Committee as to termination of employment by retirement, disability, death or under special circumstances. Awards of RSUs to participants subject to Section 162(m) of the Code are intended to qualify under that section of the Code and the provisions of such awards will be interpreted in a manner consistent with that intent to the extent appropriate.

   The Compensation Committee generally has the power and authority to amend, modify, suspend or terminate the Stock Incentive Plan at any time without the approval of Delphi's stockholders, subject to applicable federal securities and tax law limitations and NYSE regulations.

   Annual Incentive Plan. Officers and certain other employees of Delphi will be eligible to participate in the Annual Incentive Plan. The Compensation Committee may delegate authority to the Delphi Strategy Board to determine individual awards to employees who are not officers of Delphi. The Annual Incentive Plan provides for the grant of cash awards based upon the achievement of certain target levels of performance. Under the Annual Incentive Plan no individual may be granted an award in excess of $7,500,000 in any calendar year. We anticipate that about 600 employees annually will participate in the Annual Incentive Plan, including about 25 officers.

   Pursuant to the Annual Incentive Plan, at the beginning of each year, commencing in 1999, the Compensation Committee will establish a targeted performance level at which a target performance award may be earned, with a threshold or minimum performance level below which no award will be paid, and a maximum level beyond which no additional amounts will be paid, and will establish the corresponding minimum and maximum awards. In determining the performance criteria applicable to any grant of awards, the Compensation Committee may use one or more of the business criteria set forth in the Annual Incentive Plan.


   The percentage of each target performance award which will become a final award and be paid to the employee will be determined by the Compensation Committee on the basis of the performance goals established and the related performance achieved, as well as the employee's individual performance during the period. Final awards actually paid to an employee may be less than or greater than 100% of the target award. Final awards will be subject to a vesting schedule established by the Compensation Committee. At the Compensation Committee's discretion, interest may be paid on final awards during or at the end of the vesting period. The Compensation Committee may delegate authority to the Delphi Strategy Board to determine individual final awards for employees who are not officers of the company, subject to a maximum amount approved by the Compensation Committee.

   Subject to certain exceptions, the Compensation Committee generally has the power and authority to amend, modify, suspend or terminate the Annual Incentive Plan.

   Performance Achievement Plan. Employees are eligible to participate in the Performance Achievement Plan only upon recommendation of the Chief Executive Officer and with the approval of the Compensation Committee, except that the Compensation Committee alone may determine which officers are eligible to participate in such plan. The Performance Achievement Plan provides for the grant of awards based on certain target levels of performance. We anticipate that about 100 employees annually will participate in the Performance Achievement Plan, including about 25 officers.

   Employees selected to participate in the Performance Achievement Plan will be granted target performance awards. The performance period for an award must be at least two and not more than five years. It is anticipated that target performance awards will be granted annually commencing in 1999, and will be for a three-year performance period. At the beginning of each performance period, the Compensation Committee will establish a targeted performance level at which a target performance award may be earned, with a threshold or minimum performance level below which no award will be paid, and a maximum level beyond which no additional amounts will be paid. In determining the performance criteria applicable to any grant of awards, the Compensation Committee may use one or more of the business criteria provided in the Performance Achievement Plan.

   The percentage of each target performance award which will become a final award and be paid to the employee will be determined by the Compensation Committee on the basis of the performance goals established and the related performance achieved, as well as the employee's individual performance during the period. Final awards actually granted to an employee may be less than or greater than 100% of the target award. The Performance Achievement Plan provides that no individual shall be granted a final award in excess of $7,500,000 for any performance period.

   Final awards may be paid in the form of common stock, in cash, or partly in common stock and partly in cash, as the Compensation Committee may determine. Each final award will be subject to a vesting schedule as determined by the Compensation Committee. At the Compensation Committee's discretion, dividend and/or interest equivalents may be paid on final awards during or at the end of the vesting period. In the event that the participant's employment with Delphi is terminated, other than as a result of the participant's death, prior to payment of the final award in full, such payment will be further contingent upon satisfaction of certain conditions, including that the participant refrain from activity that is competitive with the business of Delphi, unless such conditions are waived by the Compensation Committee. The Performance Achievement Plan provides that final awards to be paid in common stock shall be made from shares reacquired by the company, including shares purchased on the open market.

   Subject to certain exceptions, the Compensation Committee generally has the power and authority to amend, modify, suspend or terminate the Performance Achievement Plan.

   Classified Plan. The Classified Plan provides for the grant of stock options to all non-executive employees of Delphi. An aggregate of 26,000,000 shares of common stock will be reserved for issuance under the Classified Plan. Approximately 200,000 Delphi employees are eligible to participate in the Classified Plan. No individual may be granted options in any calendar year covering more than the target amount of shares granted to the lowest level executive under the Stock Incentive Plan for that year.

   Options granted under the Classified Plan will be in the form of non-qualified options. The exercise price of any stock option generally shall not be less than 100% of the fair market of the common stock on the date the option is granted. Payment of the purchase price upon exercise must be made in cash.


   The term of options granted under the Classified Plan will be determined by the Delphi Strategy Board, but no option may be exercised later than 10 years and two days after the date of grant. Except as determined by the Delphi Strategy Board, no option shall become exercisable prior to the first anniversary of the date of the option grant, and after such date shall be exercisable only in accordance with the terms and conditions established by the Delphi Strategy Board at the time of the grant.

   The Classified Plan provides that, except as otherwise determined by the Delphi Strategy Board, following termination of an employee's employment and contingent upon satisfaction of certain conditions, options held by each employee will expire not later than five years from the date of termination of employment, subject to earlier termination by the terms of the option. However, if termination is due to death, the options will expire three years from the date of death, subject to earlier termination pursuant to the terms of the options.

Pension Plans

   The retirement program for Delphi executives in the United States consists of the Delphi Retirement Program for Salaried Employees (the "Retirement Program") as well as two non-qualified plans. Together, these plans are referred to here as the "Delphi Salaried Program." For all purposes under the Delphi Salaried Program, the terms "service" and "credited service" refer to combined service with General Motors that is taken into account under the General Motors Retirement Program for Salaried Employees (the "GM Retirement Program") and Delphi.

   The Retirement Program is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act ("ERISA"). In general, the Retirement Program consists of "Part A" and "Part B" benefits. The non-contributory portion (referred to as "Part A") of the Retirement Program provides benefits under a formula based on years of credited service and an applicable benefit rate. The contributory portion (referred to as "Part B") of the Retirement Program provides benefits under a formula based on years of Part B credited service and upon the average of the highest five years of base salary received during the final ten years of service, subject to certain limitations imposed by the Code, which may change from time to time. Part B of the Retirement Program also provides employees with an annual retirement benefit which is equal to the sum of 100% of the Part B contributions they made to the GM Retirement Program after October 1, 1979, or the Delphi Retirement Program after January 1, 1999, and lesser percentages of their contributions made to the GM Retirement Program before that date. If employees elect not to contribute to Part B of the Retirement Program, they are entitled to receive only basic retirement benefits equal to a flat dollar amount per year of credited service. Benefits under the Retirement Program vest after five years of credited service and are payable at age 65, either in the form of a single life annuity or in a reduced amount in the form of a joint and survivor annuity.

   If an executive makes Part B contributions to the Retirement Program, the executive may also be eligible to receive a non-qualified Regular Supplemental Executive Retirement Program ("SERP") benefit. The sum of the Retirement Program's benefits plus the Regular SERP benefit will provide an eligible executive with total annual retirement benefits under the Delphi Salaried Program that are equal to 2% times years of Part B credited service times average annual base salary, less 2% times years of Part A credited service times the maximum annual Social Security benefit in the year of retirement payable to a person retiring at age 65. For example, a 65 year old executive retiring in 1999 would be entitled to $16,476.

   The table below shows the regular form of the estimated total annual retirement benefit payable under the Delphi Salaried Program, based on average annual base salary as of December 31, 1998, assuming the executive qualifies for Regular SERP benefits. Such amount would be paid in 12 equal monthly installments per year as a single life annuity to executives retiring in 1999 at age 65. If the executive elects to receive such benefits in the form of a 60% joint and survivor annuity, the single life annuity amounts shown would generally be reduced from 5% to 11%, depending upon the age differential between spouses.

                                       Years of Part B Credited Service
                                  ------------------------------------------
       Average Annual
       Base Salary(a)                 15        25         35          45
       --------------              -------   --------   --------   ---------
         $300,000                 $ 85,057   $141,762   $198,467     255,172
          480,000                  139,057    231,762    324,467     417,172
          660,000                  193,057    321,762    450,467     579,172
          840,000                  247,057    411,762    576,467     741,172
        1,020,000                  301,057    501,762    702,467     903,172
        1,200,000                  355,057    591,762    828,467   1,065,172
-----------------------

   (a)Average annual base salary means the average of the highest five years of base salary paid during the final ten years of service.


   The average annual base salary and the years of Part B credited service which may be considered in the Regular SERP calculation as of December 31, 1998 for each of the Named Executive Officers were as follows: J.T. Battenberg III--$767,500--36 years; Donald L. Runkle--$366,583--30 years; Paul J.
Tosch--$349,000--40 years; Alan S. Dawes--$333,667--17 years; and David R. Heilman--$304,717--33 years. The annual base salary for the most recent year(s) considered in the calculation reported here are shown in the "Salary" column of the Summary Compensation Table in "--Executive Compensation" above.

   Executives may be eligible to receive an Alternative SERP benefit in lieu of the Regular SERP benefit if they satisfy certain criteria, including not working for any competitor or otherwise acting in any manner which is not in the best interests of Delphi. An eligible executive will receive the greater of the Regular SERP benefit or the Alternative SERP benefit. The sum of the Retirement Program's benefits plus the Alternative SERP benefit will provide an eligible executive with total annual retirement benefits under the Delphi Salaried Program that are equal to 1.5% times eligible years of Part B credited service up to a maximum of 35 years, times the executive's average annual total direct compensation, less 100% of the maximum annual Social Security benefit in the year of retirement payable to a person retiring at age 65.

   The following table shows the alternative form of the estimated total annual retirement benefit payable under the Delphi Salaried Program, based upon average annual total direct compensation as of December 31, 1998, assuming the executive qualifies for Alternative SERP benefits. Such amount would be paid in 12 equal monthly installments per year as a single life annuity to executives retiring in 1999 at age 65. The amounts shown would be reduced in the same way as under the regular form if the executive were to elect joint and survivor benefits.

                                Eligible Years of Part B Credited Service
          Average Annual  -----------------------------------------------------
           Total Direct
         Compensation(a)     15         20         25          30         35
         ---------------  --------   --------   --------   ---------  ----------
           $  525,000     $101,649   $141,024   $180,399  $  219,774  $  259,149
              905,000      187,149    255,024    322,899     390,774     458,649
            1,285,000      272,649    369,024    465,399     561,774     658,149
            1,665,000      358,149    483,024    607,899     732,774     857,649
            2,045,000      443,649    597,024    750,399     903,774   1,057,149
            2,425,000      529,149    711,024    892,899   1,074,774   1,256,649

   (a)Average annual total direct compensation means the sum of average annual base salary plus the average of the highest five annual incentive awards earned in respect of the final ten calendar years of service prior to an executive's retirement.

   The average annual total direct compensation and the eligible years of Part B credited service which may be considered in the Alternative SERP calculation as of December 31, 1997 for each of the Named Executive Officers was as follows:
J.T. Battenberg III--$1,453,900--35 years; Donald L. Runkle--$642,583--30 years; Paul J. Tosch--$603,400--35 years; Alan S. Dawes--$563,067--17 years; and David
R. Heilman--$542,917--33 years. The annual total direct compensation for the most recent year(s) considered in the calculation reported here are reported in the "Salary" and "Bonus" columns of the Summary Compensation Table in "--Executive Compensation" above.

   In addition, the Delphi Board is expected to delegate to the Compensation Committee discretionary authority to grant additional eligible years of credited service to selected key executives under such terms and conditions as the Compensation Committee shall determine for purposes of computing the regular and alternative forms of SERP for such executives. The Regular or Alternative form of the SERP benefit is provided under a program which is non-qualified for tax purposes and not pre-funded. SERP benefits under the Regular and Alternative form can be reduced or eliminated for both retirees and active employees by the Compensation Committee and/or the Board of Directors.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                        Page No.

(a)   1. All Financial Statements
          -Responsibility for Consolidated Financial Statements           57
          -Independent Auditors' Report                                   58
          -Consolidated Balance Sheets, December 31, 1998 and 1997        59
          -Consolidated Statements of Operations for the Years ended
              December 31, 1998, 1997, and 1996                           60
          -Consolidated Statements of Equity (Deficit) and Comprehensive
              Income (Loss) for the Years Ended December 31, 1998, 1997,
              and 1996                                                    61
          -Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997, and 1996                           62
          -Notes to Consolidated Financial Statements                     63-83
      2. Financial Statement Schedules -
         Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
      3. Exhibits (Including Those Incorporated by Reference)

Exhibit
Number   Exhibit Name
-------  ------------

(3)(a)  Amended and Restated Certificate of Incorporation of
        Delphi Automotive Systems Corporation, incorporated by
        reference to Exhibit 3.1 to the Registration Statement on
        Form S-1 (Registration No.333-67333) (hereinafter referred to as the "Registration Statement") which has  been filed
        by Delphi with the Securities and Exchange Commission pursuant
        to the Securities Act of 1933, as amended                         n/a
(3)(b)  By-laws of Delphi Automotive Systems Corporation, incorporated
        by reference to Exhibit 3.2 to the Registration Statement         n/a
(4)(a)  Rights  Agreement  relating to Delphi's  Stockholder
        Rights Plan                                                       n/a
(10)(a) Master Separation Agreement among General Motors, Delphi,
        Delphi Automotive Systems, LLC, Delphi Technologies, Inc. and
        Delphi Automotive Systems (Holding), Inc., incorporated by
        reference to Exhibit 10.1 to the Registration Statement           n/a
(10)(b) Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration
        Statement                                                         n/a
(10)(c) Delphi/SPO Business Relationship Agreement, incorporated by
        reference to Exhibit 10.3 to the Registration Statement           n/a
(10)(d) U.S. Employee Matters Agreement between Delphi and General
        Motors, incorporated by reference to Exhibit 10.4 to the
        Registration Statement                                            n/a
(10)(e) Agreement for the Allocation of United States Federal, State
        and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration
        Statement                                                         n/a
(10)(f) Amended and Restated Agreement for the Allocation of United
        States Federal, State and Local Income Taxes between General
        Motors and Delphi, incorporated by reference to Exhibit 10.6
        to the Registration Statement                                     n/a
(10)(g) IPO and Distribution Agreement between Delphi and
        General Motors                                                    n/a
(10)(h) Registration Rights Agreement between Delphi and
        General Motors                                                    n/a
(10)(i) Form of Change in Control Agreement between Delphi and certain of its officers and other executives, incorporated by reference
        to Exhibit 10.9 to the Registration Statement*                    n/a
(10)(j) Delphi Automotive Systems Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration
        Statement*                                                        n/a
(10)(k) Delphi Automotive Systems Corporation Performance Achievement
        Plan, incorporated by reference to Exhibit 10.11 to the
        Registration Statement*                                           n/a
(10)(l) Delphi Automotive Systems Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration
        Statement*                                                        n/a
(10)(m) Delphi Automotive Systems Corporation Deferred Compensation
        Plan for Non-Employee Directors, incorporated by reference to
        Exhibit 10.13 to the Registration Statement*                      n/a
(10)(n) $3.5 Billion Competitive Advance and Revolving Credit Facility
        among Delphi and the lenders named therein, incorporated by
        reference to Exhibit 10.14 to the Registration Statement          n/a



Exhibit
Number      Exhibit Name                                             Page No.
------      ------------                                             --------

(10)(o) $1.5 Billion Competitive Advance and Revolving Credit Facility
        among Delphi and the lenders named therein, incorporated by
        reference to Exhibit 10.15 to the Registration Statement          n/a
(10)(p) First Amendment to $3.5 Billion Competitive Advance and
        Revolving Credit Facility among Delphi and the lenders named therein, incorporated by reference to Exhibit 10.16 to the
        Registration Statement                                            n/a
(12)    Computation  of Ratios of Earnings to Fixed  Charges for the
        Years Ended December 31, 1998, 1997, 1996, 1995 and 1994.         n/a
(21)    Subsidiaries of Delphi                                            n/a
(23)    Consent of Deloitte & Touche LLP                                  n/a
(27)    Financial data schedule (for SEC information only)                n/a

* Management contract or compensatory plan or arrangement.
(b) Reports on Form 8-K.  None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                     DELPHI AUTOMOTIVE SYSTEMS CORPORATION
      -------------------------------------------------------------------
                                 (Registrant)

                     By:
                     /s/ J.T. Battenberg III
                     ---------------------------------
                     (J.T. Battenberg III, Chairman
                      of the Board of Directors, Chief
                      Executive Officer and President)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                                     Title
        ---------                                     -----

/s/ J.T. Battenberg III                Chairman of the Board, Chief Executive
----------------------------------              Officer and President
(J.T. Battenberg III)                       (Principal Executive Officer)

/s/ Alan S. Dawes                             Chief Financial Officer
----------------------------------               and Vice President
(Alan S. Dawes)                            (Principal Financial Officer)

/s/ Paul R. Free                       Chief Accounting Officer and Controller
----------------------------------          (Principal Accounting Officer)
(Paul R. Free)

/s/ Thomas H. Wyman                                     Director
----------------------------------            (Lead Independent Director)
(Thomas H. Wyman)

/s/ Virgis W. Colbert                                   Director
----------------------------------
(Virgis W. Colbert)

/s/ J. Michael Losh                                     Director
-----------------------------------
(J. Michael Losh)

/s/ Susan A. McLaughlin                                 Director
-----------------------------------
(Susan A. McLaughlin)

/s/ Oscar De Paula Bernardes Neto                       Director
-----------------------------------
(Oscar De Paula Bernardes Neto)

/s/ John D. Opie                                        Director
-----------------------------------
(John D. Opie)


                             SIGNATURES (concluded)


/s/ Harry J. Pearce                                      Director
-----------------------------------
(Harry J. Pearce)

/s/ Roger S. Penske                                      Director
-----------------------------------
(Roger S. Penske)

/s/ John F. Smith Jr.                                    Director
-----------------------------------
(John F. Smith Jr.)