Form 10-Q
period 1999-03-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 1999-05-04
CIK 1072342

Delphi Confidential


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ . No X We became subject to such filing requirements on February 4, 1999 and have filed all required reports since that date.

As of April 30, 1999, 565 million shares of the issuer's $0.01 par value common stock were outstanding.





                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                                      INDEX

Part I - Financial Information                                          Page No.
                                                                        --------

   Item I. Financial Statements

      Consolidated Statements of Income (Unaudited) for the three months
        ended March 31, 1999 and 1998                                        3

      Consolidated Balance Sheets at March 31, 1999 (Unaudited) and
        December 31, 1998                                                    4

      Consolidated Statements of Cash Flows (Unaudited) for the three months
        ended March 31, 1999 and 1998                                        5

      Notes to Consolidated Financial Statements (Unaudited)                 6

   Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           13

Part II - Other Information

   Item 1.  Legal Proceedings                                                19

   Item 6.  Exhibits and Reports on Form 8-K                                 19

Signature                                                                    20

Exhibit     Change in Control Agreement between Delphi and certain of its
 10 (a)      officers and other executives                                   n/a

Exhibit 27  Financial Data Schedule (for SEC information only)               n/a
















                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                     1999           1998
                                                     ----           ----
                                                   (in millions, expect per
                                                        share amounts)

Net sales:
General Motors and affiliates                      $ 5,853        $ 6,105
Other customers                                      1,616          1,518
                                                   -------         -------
        Total net sales                              7,469          7,623
                                                   -------        -------
Less operating expenses:
Cost of sales, excluding items listed below          6,391          6,789
Selling, general, and administrative                   384            300
Depreciation and amortization                          237            200
                                                   -------        -------
        Total operating expenses                     7,012          7,289
                                                   -------        -------
Operating income                                       457            334
Less interest expense                                   24             64
Other income, net                                       25             79
                                                  ---------       -------
Income before income taxes                             458            349
Income tax expense                                     174            113
                                                   -------        -------
Net income                                         $   284        $   236
                                                   =======        =======
Earnings per share (Note 2)
Basic and diluted                                  $  0.55        $  0.51
                                                   =======        =======


                      See notes to consolidated financial statements.















                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                        March 31, December 31,
                                                        1999             1998
                                                        ----             ----
                                                    (Unaudited)
                                                            (in millions)
            ASSETS

Current assets:
   Cash and cash equivalents                          $ 1,123           $  995
   Other marketable securities                             11                5
                                                      -------           ------
     Total cash and marketable securities               1,134            1,000
Accounts receivable, net:
   General Motors and affiliates                        4,387            2,236
   Other customer                                       1,312              977
Inventories, net (Note 3)                               1,539            1,770
Deferred income taxes                                     268              285
Prepaid expenses and other assets                          90              137
                                                      -------           ------
     Total current assets                               8,730            6,405

Property, net                                           4,907            4,965
Deferred income taxes                                   3,026            2,813
Other assets                                            1,416            1,323
                                                      -------           ------
Total assets                                          $18,079          $15,506
                                                      =======          =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of
     long-term debt (Note 8)                          $   219           $  359
   Accounts payable:
     General Motors and affiliates                        147               89
     Other suppliers                                    2,444            2,171
   Accrued liabilities                                  1,708            1,438
                                                      -------           ------
     Total current liabilities                          4,518            4,057

Long-term debt, including intracompany
     note payable to General Motors in 1998 (Note 8)    1,667            3,141
Pension benefits                                        2,208            2,180
Postretirement benefits other than pensions             4,703            4,573
Other liabilities                                       1,632            1,546
                                                      -------           ------
     Total liabilities                                 14,728           15,497
                                                      -------           ------
Stockholders' equity (Note 4):
   Preferred stock, $0.10 par value, 650 million shares
     authorized, none outstanding                        --                 --
   Common stock, $0.01 par value, 1,350 million shares
     authorized, 565 million shares outstanding             6              --
Additional paid in capital                              3,233              --
Retained earnings                                         284              --
General Motors' net investment                           --                 77
Accumulated translation adjustments                      (172)             (68)
                                                      --------          -------
     Total stockholders' equity                         3,351                9
                                                      -------           -------
Total liabilities and stockholders' equity            $18,079          $15,506
                                                      =======          =======

                 See notes to consolidated financial statements.


                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                                1999      1998
                                                                ----      ----
                                                                 (in millions)
Cash flows from operating activities:
   Net income
   Adjustments to reconcile net income to net cash             $ 284     $ 236
     provided by operating activities:
     Depreciation and amortization                               237       200
     Deferred income taxes                                      (162)        9
   Changes in operating assets and liabilities:
     Accounts receivable, net                                 (4,174)     (332)
     Inventories, net                                            222       157
     Prepaid expenses and other assets                          (106)        4
     Accounts payable                                            256      (207)
     Accrued liabilities                                         267      (171)
     Other long-term liabilities                                 312       136
   Other                                                          28       217
                                                              -------    ------
      Net cash (used in) provided by operating activities     (2,836)      249
                                                              -------    ------
Cash flows from investing activities:
     Capital expenditures                                       (235)     (297)
     Acquisition of marketable securities                        (21)     (213)
     Liquidation of marketable securities                         15       209
     Other                                                        75         3
                                                               -----     ------
      Net cash used in investing activities:                    (166)     (298)
                                                               ------    ------
Cash flows from financing activities:
     Proceeds from issuance of common stock                    1,621        --
     Borrowings from credit facilities, net                    1,527        --
     Cash effect of assets and liabilities
      transferred to General Motors                              --         52
                                                               ------    ------
      Net cash provided by financing activities                3,148        52
                                                               ------    ------
Effect of exchange rate fluctuations on cash
     and cash equivalents                                        (18)       (7)
                                                              -------    ------
Increase (decrease) in cash and cash equivalents                 128        (4)
     Cash and cash equivalents at beginning of period            995       989
                                                              ------     ------
     Cash and cash equivalents at end of period              $ 1,123     $ 985
                                                             =======     ======

                 See notes to consolidated financial statements.






                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BACKGROUND

   Delphi Automotive Systems Corporation ("Delphi") was incorporated in late 1998 as a subsidiary of General Motors Corporation ("General Motors" or "GM"). During 1998, GM announced its intention to create and eventually divest of a separate company consisting of the GM businesses and operations that now comprise Delphi and the associated assets and liabilities of such businesses and operations (the "Separation"). The divestiture is occurring in two stages, the first of which involved an offering to the public of approximately 100 million shares of Delphi's $0.01 par value common stock in February 1999 (the "IPO"). GM currently owns approximately 82.3% of the Delphi common stock and the public owns the rest as a result of the IPO.

   On April 12, 1999, the GM Board of Directors approved the complete separation of Delphi principally by means of a tax-free spin-off to holders of GM $1-2/3 common stock. To effect the spin-off of Delphi, the GM board declared a dividend on GM $1-2/3 common stock consisting of approximately 80.1% of the Delphi outstanding common stock, payable on May 28, 1999 to holders of record as of May 25, 1999. GM intends to contribute the remaining approximately 2.2% of the
Delphi common stock owned by it to a voluntary employees' beneficiary association trust for GM's U.S. hourly retirees if GM receives confirmation from the Internal Revenue Service (IRS) that such contribution will not affect the tax-free status of the spin-off of Delphi. If GM does not receive such a confirmation from the IRS on a timely basis, the remaining shares of the Delphi common stock owned by GM will be distributed to the holders of the $1-2/3 common stock as part of the spin-off.

2. BASIS OF PRESENTATION

   General--The consolidated financial statements included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Effective January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi and its subsidiaries in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). The consolidated financial statements as of and for the three months ended March 31, 1999 and the December 31, 1998 consolidated balance sheet give effect to the terms of the Separation Agreement. The consolidated statement of income and cash flows for the three months ended March 31, 1998 reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector during that period. As a result, such 1998 financial data do not reflect the many significant changes that occurred in the operation and funding of Delphi in connection with the Separation and the IPO during 1999.

   All intercompany transactions and balances between Delphi businesses have been eliminated. In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future or that would have occurred in the past had Delphi been a separate, stand-alone entity during the periods presented.


   1998 Pro Forma Financial Information--For comparative purposes, the following financial data has been adjusted to give effect to the IPO and the terms of the Separation Agreement, exclusive of terms relating to the transfer of the assets and liabilities to Delphi, as such terms were considered in preparing the December 31, 1998 historical consolidated balance sheet.

   The pro forma condensed consolidated balance sheet data has been prepared as if the transactions described below and the IPO occurred on December 31, 1998. The pro forma condensed consolidated statement of income data has been prepared as if the Separation and the IPO had taken place on January 1, 1998. The pro forma condensed consolidated balance sheet and statement of income data do not purport to project our financial position or results of operations for any future date. The pro forma adjustments are based upon available information and certain assumptions that we currently believe are reasonable. The pro forma condensed consolidated balance sheet and statement of income data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

           Unaudited Pro Forma Condensed Consolidated Statement Income
                    For The Three Months Ended March 31, 1998
                                  (in millions)

                                                Historical Adjustments Pro Forma
                                                ---------- ----------- ---------
Net sales:
   General Motors and affiliates                  $ 6,105               $ 6,105
   Other customers                                  1,518                 1,518
                                                  -------               -------
     Total net sales                                7,623                 7,623
Less operating expenses:
   Cost of sales, excluding items listed below      6,789     $ (62) (1)  6,727
   Selling, general and administrative                300        (4) (1)
                                                                 38  (2)    334
   Depreciation and amortization                      200                   200
                                                  -------   --------    -------
     Total operating expenses                       7,289       (28)      7,261
                                                  -------   --------    -------
Operating income                                      334        28         362
Less interest expense                                  64                    64
Other income, net                                      79                    79
                                                  -------   --------    -------
Income before income taxes                            349        28         377
Income tax expense                                    113        10  (3)    123
                                                  -------   --------    --------
Net income                                        $   236   $    18     $   254
                                                  =======   ========    =======







            Unaudited Pro Forma Condensed Consolidated Balance Sheet
                             As of December 31, 1998
                                  (in millions)

                                             Historical  Adjustments Pro Forma
                                             ----------  ----------- ---------
         ASSETS

Current assets:
 Cash and marketable securities             $  1,000    $ 1,621  (4)
                                                         (2,100) (5)
                                                          3,141  (6)
                                                         (1,600) (7)   $  2,062
Accounts receivable, net:
   General Motors and affiliates               2,236      2,100  (5)
                                                         (1,600) (6)
                                                          1,600  (7)      4,336
   Other customers                               977                        977
Inventories, net                               1,770                      1,770
Deferred income taxes                            285                        285
Prepaid expenses and other assets                137                        137
                                             -------     -------       ---------
     Total current assets                      6,405      3,162           9,567
Property, net                                  4,965                      4,965
Deferred income taxes                          2,813                      2,813
Other assets                                   1,323                      1,323
                                             -------     -------       ---------
Total assets                                $ 15,506    $ 3,162        $ 18,668
                                            ========    ========       =========

         LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current portion of
     long-term debt                         $    359                   $    359
Accounts payable:
     General Motors and affiliates                89                         89
     Other suppliers                           2,171                      2,171
Accrued liabilities                            1,438                      1,438
                                            --------   ---------       ---------
     Total current liabilities                 4,057                      4,057
Long-term debt, including intracompany note
   payable to General Motors                   3,141   $ (3,141) (6)
                                                          3,141  (6)      3,141
Pension benefits                               2,180                      2,180
Postretirement benefits and other than
   pensions                                    4,573                      4,573
Other liabilities                              1,546                      1,546
                                            --------     -------       ---------
     Total liabilities                        15,497        --           15,497
                                           ---------   ---------       ---------
Equity:
Common Stock                                    --            1   (4)
                                                              5   (8)         6
Additional paid in capital                      --        1,620   (4)
                                                          1,613   (8)     3,233
General Motors' net investment                    77      1,541   (6)
                                                         (1,618)  (8)      --
Accumulated translation adjustments              (68)       --              (68)
                                              -------    -------       ---------

     Total equity                                  9      3,162           3,171
                                             --------    -------       ---------
Total liabilities and equity                $ 15,506    $ 3,162        $ 18,668
                                             ========   ========       =========



         The following pro forma adjustments were made to reflect the terms of the Separation Agreement and the IPO:

         (1)Delphi and General Motors have entered into agreements regarding certain employee benefit obligations. The pro forma adjustment for the three months ended March 31, 1998 is summarized as follows (in millions):

                   Pension related costs                      $   53
                   Postretirement benefits other than pension   (119)
                                                              -------
                              Total                           $  (66)
                                                              =======


                   Portion attributable to cost of sales      $  (62)
                                                              =======

                   Portion attributable to selling, general
                   and administrative                         $   (4)
                                                              =======

         (2)Reflects   the   estimated   incremental   selling,    general   and
            administrative costs associated with operating Delphi as a stand-alone publicly traded company. The pro forma adjustment for the three months ended March 31, 1998 is as follows (in millions):

                   Incremental insurance and risk management  $    9
                   Incremental corporate costs*                   12
                   Taxes other than income                        13
                   Other                                           4
                                                              ------
                               Total                          $   38
                                                              ======

              * Incremental corporate costs include additional personnel and systems costs required to operate independently and reflect transitional service arrangements with General Motors at terms provided in the Separation Agreement. Other costs include certain sales tax expenses associated with the Separation.

         (3)Income taxes were determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Once Delphi is no longer included in GM's consolidated income tax return, Delphi will no longer benefit from GM's consolidated income tax environment. As a result, Delphi expects effective income tax rates in future periods generally to be higher than Delphi's historical effective income tax rates. For purposes of this pro forma presentation only, adjustments necessary to record the income tax effect of the pro forma adjustments assume a combined federal and state income tax rate of 38%.

         (4)Reflects the net proceeds from the sale of 100,000,000 shares of common stock in the IPO at a price of $17.00 per share. The IPO proceeds were used for general corporate purposes, including working capital requirements that have been impacted by the change in General Motors accounts receivable payment terms described in note
            (5) below.

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

   Earnings Per Share

   The historical basic earnings per share amounts were computed using only weighted average shares outstanding for each respective period. Diluted earnings per share also considers the impact of all potentially dilutive securities during the periods presented unless the inclusion would have an antidilutive effect. Actual weighted average shares outstanding used in calculating historical basic and diluted earnings per share were:

                                                   Three Months ended
                                                       March 31,
                                                    1999        1998
                                                    ----        ----
                                                    (in thousands)
            Weighted average shares outstanding   520,555     465,000
            Effect of dilutive securities             180        --
                                                  -------     -------
            Diluted shares outstanding            520,735     465,000
                                                  =======     =======

   If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1998, the weighted average shares outstanding would have been 565 million during the three months ended March 31, 1999 and 1998. On this basis, basic and diluted earnings per share would have been $0.50 for the three months ended March 31, 1999. On this same basis, basic and diluted earnings per share, after considering the pro forma impact of the terms of Separation, would have been $0.45 for the three months ended March 31, 1998.

3. INVENTORIES, NET

   Inventories, net consisted of:

                                                      March 31,     December 31,
                                                        1999            1998
                                                      ---------     ------------
                                                            (in millions)
      Productive material, work-in-process and
        supplies                                      $ 1,726         $ 1,910
      Finished goods                                      206             253
                                                      --------        --------
         Total inventories at FIFO                      1,932           2,163
      Less allowances to adjust the carrying value
        of certain inventories to LIFO                   (393)           (393)
                                                      --------        --------
         Total inventories, net                       $ 1,539         $ 1,770
                                                      ========        ========



4. STOCKHOLDERS' EQUITY
Changes in stockholders' equity for the three months ended March 31, 1999 were:

                                                            Additional             Accumulated         General           Total
                                            Common Stock     Paid in    Retained   Translation         Motors'       Stockholders'
                                          Shares    Amount   Capital    Earnings   Adjustments     Net Investment        Equity
                                          ------    ------   -------    --------   -----------     --------------        ------
                                                                         (in millions)

Balance at January 1, 1999                                                           $ ( 68)          $   77            $    9
Stock split                                 465     $    5                                                (5)              --
Settlement of intracompany balances(Note 2)                                                            1,541             1,541
Reclassify GM's net investment                               $ 1,613                                  (1,613)              --
Issuance of common shares                   100          1     1,620                                                     1,621
Net income                                                              $   284                                            284
Foreign currency translation
   adjustments                                                                         (104)                              (104)
                                          ------    ------   -------    -------     --------          -------         ---------
Balance at March 31, 1999                   565     $    6   $ 3,233    $   284     $  (172)          $  --           $  3,351
                                          ======    ======   =======    =======     ========          =======         =========







5. COMPREHENSIVE INCOME

   Delphi's comprehensive income was:

                                                      Three Months ended
                                                           March 31,
                                                       1999         1998
                                                       ----         ----
                                                         (in millions)
Net income                                            $ 284        $ 236
Other comprehensive (loss) income--foreign currency
   translation adjustments, net of tax                 (104)          14
                                                      ------       -----
Comprehensive income                                  $ 180        $ 250
                                                      ======       =====

6. SEGMENT REPORTING

   Selected information regarding Delphi's product sectors is as follows:


                                                Safety
                             Electronics &    Thermal &      Dynamics
                                Mobile        Electrical        &
                             Communication   Architecture   Propulsion   Other(a)   Total
                             -------------   ------------   ----------   --------   -----
For the three months ended:
March 31, 1999                                       (in millions)
   Net sales to GM and
     affiliates                 $ 1,090        $ 1,937       $  2,826     $  --    $ 5,853
   Net sales to other
     customers                      187            723            706        --      1,616
   Inter-sector net sales            76             53              2      (131)        --
                                -------        -------        -------     ------   -------
     Total net sales            $ 1,353        $ 2,713       $  3,534     $(131)   $ 7,469
                                =======        =======       ========     ======   =======
Operating income                $   158        $   216       $    124     $ (41)   $   457
                                =======        =======       ========     ======   =======


March 31, 1998
   Net sales to GM and
     affiliates                 $ 1,068        $ 2,303        $ 2,734     $  --    $ 6,105
   Net sales to other
     customers                      151            737            630        --      1,518
   Inter-sector net sales            64             50              2      (116)        --
                                -------        -------        -------     ------   -------
     Total net sales            $ 1,283        $ 3,090       $  3,366     $(116)   $ 7,623
                                =======        =======       ========     ======   =======
Operating income (b)            $   139        $   210       $     73     $ (88)   $   334
                                =======        =======       ========     ======   =======



             (a) Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

             (b) 1998 historical operating income does not reflect the reductions in employee benefit costs and higher other costs as a result of the Separation Agreement (see Note 2). After giving effect to the terms of the Separation Agreement, our operating income by product sector would have been:


                                                Safety
                             Electronics &    Thermal &      Dynamics
                                Mobile        Electrical        &
                             Communication   Architecture   Propulsion   Other(a)   Total
                             -------------   ------------   ----------   --------   -----
         Operating income       $   129        $   211       $     97     $ (75)   $   362


7. COMMITMENTS AND CONTINGENCIES

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

8. SUBSEQUENT EVENT

     On May 4, 1999, we completed a public offering of unsecured debt securities totaling $1.5 billion with maturities of five years, ten years and thirty years. The offering consists of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.5% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. We intend to use the proceeds of the debt offering for general corporate purposes, including the repayment of amounts currently outstanding under the long term portion of our revolving credit facilities. As a result of the term debt offering, the $4.9 billion previously available under our revolving credit facilities was reduced to $3.4 billion in available funds, generally split between 364-day and five year tranches.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

Overview

     1999 marks a new beginning for our company. As we embarked on our new beginning, we brought with us many years of experience and innovation in supplying vehicle manufacturers from around the world. The 1999 first quarter included several significant highlights, including the commencement of the independent operations of Delphi Automotive Systems Corporation and a successful initial public offering that generated net proceeds of about $1.6 billion. We posted strong operating results and improved liquidity during the 1999 first quarter while continuing to take cost out of our operations through reductions in material and manufacturing costs and the realignment of our product portfolio. In addition, we were awarded new contracts with customers such as Volkswagen, Volvo, Isuzu and GM. These new contracts are indicative of non-GM customer acceptance of products and technology from an independent Delphi and demonstrates our largest customer's confidence in our ability to innovate and provide product differentiation.

     In an action that pushes us forward to realize our business objectives, on April 12, 1999, the General Motors (GM) Board of Directors approved the complete separation of Delphi from GM by means of a tax-free spin-off during the 1999 second quarter. Our complete separation from GM will allow Delphi to immediately begin to execute a business strategy aimed at maximizing shareholder value. Specifically, the separation provides us with opportunities to increase sales to non-GM customers, strengthen our ability to partner and acquire strategic businesses and continue to improve relations with our employees around the world.

     Overall, we are off to a good start and we are focused on our customers and meeting our near and long term business objectives.

Results of Operations

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the 1998 pro forma financial information included in Note 2 to the March 31, 1999 financial statements. To facilitate analysis, the following table sets forth the consolidated statement of income data as a percentage of net sales, for each of the periods presented:

                                             Three Months ended March 31,
                                             ----------------------------
                                                        1998         1998
                                             1999     Pro forma     Actual
                                             ----     ---------     ------
      Net Sales                             100.0%      100.0%      100.0%
      Less operating expenses:
        Cost of sales                        85.6       88.3         89.1
        Selling, general and administrative   5.1        4.4          3.9
        Depreciation and amortization         3.2        2.6          2.6
                                            -----      -----        -----
      Operating income                        6.1        4.7          4.4
      Less interest expense                   0.3        0.8          0.8
      Other income, net                       0.3        1.0          1.0
                                            -----      -----        -----
      Income before income taxes              6.1        4.9          4.6
      Income tax expense                      2.3        1.6          1.5
                                            -----      -----        -----
      Net income                              3.8%       3.3%         3.1%
                                            =====      =====        =====

   Three months ended March 31, 1999 versus three months ended March 31, 1998

     Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the three months ended March 31, 1999 and 1998 were:


                                                 Three Months Ended
                                                      March 31,            Change
                                                 ------------------    ---------------
           Product Sector                          1999       1998        $        %
           --------------                          ----       ----      ----     ----
                                                           (dollars in millions)

     Electronics & Mobile Communication          $ 1,353    $ 1,283    $   70     5.5%
     Safety, Thermal & Electrical Architecture     2,713      3,090      (377)   (12.2)
     Dynamics & Propulsion                         3,534      3,366       168     5.0
     Eliminations                                   (131)      (116)      (15)    n/a
                                                 -------    --------   -------   -----
      Consolidated net sales                     $ 7,469    $ 7,623    $ (154)   (2.0)%
                                                 ========   ========   =======   =====


   Net sales reflect growth in sales revenue from ongoing operations and strong North American sales, offset by the impact of businesses divested in late 1998, a decline in South American sales and continued price pressures. The sale of our seating, lighting, coil spring and several smaller businesses during late 1998 primarily impacted our Safety, Thermal and Electrical Architecture product sector, while price reductions, totaling about $103 million, impacted all of our product sectors. After considering the divested businesses, which had sales of about $495 million during the first three months of 1998, our consolidated net sales for the first three months of 1999 increased about 5% over the comparable period of 1998. Our non-GM sales increased about 12% during the first three months of 1999, after adjusting to eliminate the 1998 sales of our businesses divested in 1998.


   Operating Income. Operating income was $457 million for the first three months of 1999 compared to $334 million for the first three months of 1998. Our operating income, as reported for 1998, does not reflect the reductions in employee benefit costs and higher other costs as a result of our separation agreement with GM (the "Separation Agreement"). After giving effect to the terms of the Separation Agreement (see Note 2 to our financial statements), our operating income by product sector and in total was:


                                                 Three Months Ended
                                                      March 31,            Change
                                                 ------------------    -------------
           Product Sector                          1999     1998       $       %
           --------------                          ----     ----      ---     ---
                                                       (dollars in millions)
     Electronics & Mobile Communication           $ 158    $ 129    $  29    22.5%
     Safety, Thermal & Electrical Architecture      216      211        5     2.4
     Dynamics & Propulsion                          124       97       27    27.8
     Others                                         (41)     (75)      34     n/a
                                                  ------   ------   -----   -----
      Total operating income                      $ 457    $ 362    $  95    26.2%
                                                  ======   ======   =====    ====

     Our gross margin was 14.4% for the first three months of 1999 compared to a pro forma gross margin of 11.8% for the comparable period of 1998. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. In fact, each of our product sectors achieved material and manufacturing cost savings which, in the aggregate, exceeded total price reductions during the first three months of 1999. Gross margin improvements were partially offset by increased selling, general and administrative and depreciation and amortization costs. The increase in selling, general and administrative expenses, compared to 1998 pro forma amounts, primarily represents incremental costs required as a result of our efforts to pursue business with non-GM customers and expand our global operations. The increase in depreciation and amortization reflects incremental costs associated with our growth initiatives and the related capital requirements associated with our lean manufacturing initiative.

     In response to recessionary conditions and the related declining sales volume in South America, we have reduced the size of our South America organization and idled or sold selected manufacturing facilities in the area. In addition, we are attempting to boost export sales out of the region to take advantage of favorable exchange rates. Although year to date 1999 results are unfavorable in this region, we believe South America remains a market of significant long-term growth potential.

     Net Income. Net income totaled $284 million for the first three months of 1999 compared to $236 million for the three months ended March 31, 1998. For comparative purposes, after giving effect to the terms of the Separation Agreement, our pro forma net income for the first three months of 1998 would have been $254 million. Interest expense decreased by $40 million as 1999 average outstanding debt balances and interest rates were favorable compared to 1998. Our effective income tax rate increased to 38.0% for the first three months of 1999 compared to a pro forma effective rate of 32.6% during the comparable period of 1998. The increased effective income tax rate primarily reflects the impact of our separation from GM and resulting loss of certain tax credits which were previously available to us.

     Earnings per share. Earnings per share calculations are complicated by the changes in shares outstanding related to the steps involved in full separation from GM. Currently, we have 565 million shares outstanding, reflecting the 100 million shares issued in our initial public offering in February 1999, and 465 million shares owned by GM. Under generally accepted accounting principles, the shares issued in connection with the initial public offering of our common stock are excluded from the 1998 calculation of earnings per share and fractionally included in the 1999 calculation. This results in weighted average shares outstanding of 521 million in 1999, or basic and diluted earnings per share of $0.55, and 465 million weighted average shares in 1998, or basic and diluted earnings per share of $0.51.


   Because of the change in shares outstanding since 1998 resulting from the steps involved in our separation from GM, we believe that the current number of shares outstanding, 565 million, will be widely used in computing our earnings per share for comparative purposes. On this basis, first quarter 1999 earnings of $284 million and pro-forma 1998 earnings of $254 million would have resulted in basic and diluted earnings per share of $0.50 for 1999 and $0.45 for 1998.

Liquidity and Capital Resources

   Liquidity

   Our net  liquidity,  measured as cash and  marketable  securities  less total debt, was $(0.8) billion at March 31, 1999 compared to $(2.5) billion at December 31, 1998. The ratio of our total debt to total capital, which consists of total debt plus stockholders' equity, was 36% at March 31, 1999 and 100% at December 31, 1998. If our Separation from GM and the IPO had occurred on December 31, 1998, the pro forma net liquidity and ratio of total debt to total capital would have been $(1.4) billion and 52% at December 31, 1998, respectively. The improvements in our net liquidity and ratio of total debt to total capital, after adjusting for the impact of the Separation Agreement and our initial public offering, resulted from strong cash flows generated during the first quarter of 1999. See "--Liquidity and Capital Resources--Cash Flows". We expect that our improved net liquidity position allows for continuing pursuit of our objectives for pension funding, while preserving flexibility for strategic growth initiatives.

   Extension of Payment Terms

   In accordance with our supply agreement with GM, effective January 1, 1999, payment terms for our accounts receivable were modified such that payments are generally due to us on the second day of the second month following the date of shipment. These modified payment terms are consistent with those GM is currently in the process of introducing to all of its suppliers. Previous payment terms generally required GM to make accounts receivable payments in the month following shipment by Delphi. Overall, the change in payment terms increased accounts receivable by about $2.1 billion in 1999. While we are seeking an extension of payment terms with our suppliers over time, we generally pay suppliers on the 25th day of the month following the date a shipment is received. The difference in the terms for accounts receivable and accounts payable results in a monthly short-term cash flow gap. During the first quarter of 1999, we financed the short-term cash-flow gap through borrowings under our revolving credit facilities.

   Debt Capitalization and Available Financing Sources

   Immediately prior to the transactions contemplated by the Separation Agreement, approximately $1.6 billion of certain intracompany accounts receivable from GM were offset with a $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM's net investment in Delphi.


   In January 1999, we entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $4.9 billion in available revolving credit facilities. In general, the facilities provided up to $4.9 billion of available credit to be used for general corporate purposes through January 3, 2000, after which $1.5 billion would be available through January 3, 2004. As of March 31, 1999, borrowings under our third party credit facilities were about $1.6 billion. On May 4, 1999, we completed a public offering of unsecured debt securities totaling $ 1.5 billion in five year, ten year and thirty year tranches. The proceeds are being used for general corporate purposes, including payment of amounts outstanding under the long term portion of our revolving credit facilities. As a result of the unsecured debt issuance, the $4.9 billion previously available under of our revolving credit facilities was reduced to $3.4 billion in available funds, generally split between 364-day and five year tranches. See Note 8 to our consolidated financial statements for additional information.

Cash Flows

   Operating Activities. Net cash used in operating activities was $2.8 billion for the first three months of 1999 compared to net cash provided by operating activities of $249 million for the comparable period of 1998. The use of cash in the 1999 first quarter reflects the settlement of certain accounts receivable with GM and the change in payments terms in accordance with the terms of the Separation Agreement. Net cash provided by operating activities for 1999, excluding the impact of the settlement of accounts receivable and change in payment terms would have been $864 million. Cash generated during the first quarter of 1999 reflects our strong earnings and reductions in inventory levels resulting from our lean manufacturing initiatives and the timing of payments for accounts payable and certain accrued expenses.

   Investing Activities. Cash flows used in investing activities totaled $166 million and $298 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in cash used in investing activities primarily reflects decreased capital expenditures due to the timing of certain capital programs and higher proceeds from asset disposals.

   Financing Activities. Net cash provided by financing activities was $3.1 billion and $52 million for the three months ended March 31, 1999 and 1998, respectively. Cash provided by financing activities for the first three months of 1999 include net borrowings on our short term and long term revolving credit facilities and the proceeds from our initial public offering in February. The proceeds from our initial public offering were used for general corporate purposes, including temporary repayment of amounts due under our revolving credit facilities.

Year 2000

   During the first three months of 1999, we continued our efforts to minimize the risk of disruption from the Year 2000 issue. Our overall plan to address the Year 2000 problem is described more fully in our 1998 Annual Report on Form 10-K, and the following is an update of the information included therein. We have substantially completed the remediation, testing and implementation of our critical systems. During the first quarter, we continued to address the remediation of other systems on a prioritized basis, including implementation of new enterprise software which is scheduled for completion later in 1999. In addition, we are focusing on readiness testing of our integrated systems. We have continued to work with our suppliers and GM in our supplier assessment program including our own on-site review of suppliers considered to be critical to Delphi. These supplier assessment efforts have been substantially completed with respect to our critical supplier sites. We also expect that our contingency planning efforts will address any critical suppliers that we still identify as being at high risk of encountering Year 2000 problems upon completion of the supplier assistance program.

   The cost of our Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware and computer software costs developed for internal use. Total incremental spending by Delphi is not expected to be material to our company's operations, liquidity or capital resources. We incurred about $14 million of Year 2000 expenses during the first quarter of 1999. Delphi currently expects its total Year 2000 spending to be about $106 million, which will be funded from operations.


   We do not currently anticipate that we will experience a significant disruption of our business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect Delphi and third parties, including our customers, that are critical to Delphi's operations. If we are unable to complete our remedial actions as described above and are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on our business, results of operations or financial condition.

Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Delphi Automotive Systems Corporation. Delphi and its representatives may periodically make written or oral statements that are "forward-looking," including statements included in this report and other filings with the Securities and Exchange
Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management's views and assumptions; as a result, there can be no assurance that management's expectations will necessarily come to pass. A list of factors which could impact future events and performance is included in the Delphi Automotive Systems Corporation 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.










                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number            Exhibit Name
--------------------------------------------------------------------------------

10 (a) Change in Control Agreement between Delphi and certain of its officers and other executives

27                Financial data schedule (for SEC information only)

(b) REPORTS ON FORM 8-K

      None.








                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    DELPHI AUTOMOTIVE SYSTEMS CORPORATION
                                                 (Registrant)


May 4, 1999                                 /s/ Paul R. Free
-----------                                 ------------------------------------
                                            Paul R. Free, Chief Accounting
                                            Officer and Controller





