Form 10-Q
period 1999-06-30
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 1999-07-19
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 --
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________.


                           Commission file No. 1-14787
                                               -------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of June 30, 1999, 565 million shares of the issuer's $0.01 par value common stock were outstanding.

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                                      INDEX

                                                                      Page No.


Part I-Financial Information

        Item 1.  Financial Statements

               Consolidated Statements of Income (Unaudited) for the
                three and six months ended June 30, 1999 and 1998        3


               Consolidated Balance Sheets at June 30, 1999 (Unaudited)
                 and December 31, 1998                                   4

               Consolidated Statements of Cash Flows (Unaudited) for
                 the six months ended June 30, 1999 and 1998             5

               Notes to Consolidated Financial Statements (Unaudited)    6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    14

Part II-Other Information

        Item 1.  Legal Proceedings                                      20

        Item 5.  Other Information                                      20

        Item 6.  Exhibits and Reports on Form 8-K                       20

Signature                                                               21

Exhibit 27  Financial Data Schedule (for SEC information only)         n/a

Exhibit 99  Press Release dated July 19, 1999                          n/a

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1999          1998    1999        1998
                                      ----          ----    ----        ----
                                      (in millions, except per share amounts)
  Net sales:
   General Motors                   $  5,986   $  5,449  $  11,839  $  11,554
   Other customers                     1,697      1,592      3,313      3,110
                                    --------   --------  ---------  ---------
     Total net sales                   7,683      7,041     15,152     14,664
                                    --------   --------  ---------  ---------
  Less operating expenses:
   Cost of sales, excluding items
    listed below                       6,453      6,280     12,844     13,069
   Selling, general and administrative   394        367        778        667
   Depreciation and amortization         207        283        444        483
                                    --------   --------  ---------  ---------
     Total operating expenses          7,054      6,930     14,066     14,219
                                    --------   --------  ---------  ---------
  Operating income                       629        111      1,086        445
  Less interest expense                   36         67         60        131
  Other income, net                       42         55         67        134
                                    --------   --------  ---------  ---------
  Income before income taxes             635         99      1,093        448
  Income tax expense                     241         16        415        129
                                    --------   --------  ---------  ---------
  Net income                        $    394   $     83  $     678  $     319
                                    ========   ========= =========  =========
  Earnings per share (Note 2):
   Basic                            $   0.70   $   0.18  $    1.25  $    0.69
                                    ========   ========  ========= ==========

   Diluted                          $   0.69   $   0.18  $    1.25  $    0.69
                                    ========   ========  =========  =========

                  See notes to consolidated financial statements.

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                        1999        December 31,
                                                    (Unaudited)         1998
                                                    -----------     ------------
                                                            (in millions)
                              ASSETS
      Current assets:
        Cash and cash equivalents                   $     1,232     $      995
        Other marketable securities                          14              5
                                                    -----------     ----------
          Total cash and marketable securities            1,246          1,000
      Accounts receivable, net:
        General Motors                                    4,419          2,236
        Other customers                                   1,490            977
      Inventories, net (Note 3)                           1,454          1,770
      Deferred income taxes                                 271            285
      Prepaid expenses and other assets                      77            137
                                                    -----------     ----------
          Total current assets                            8,957          6,405

      Property, net                                       4,919          4,965
      Deferred income taxes                               2,871          2,813
      Other assets                                        1,487          1,323
                                                    -----------     ----------
      Total assets                                  $    18,234     $   15,506
                                                    ===========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Notes payable and current portion of
          long-term debt (Note 4)                   $       183     $      359
        Accounts payable                                  2,703          2,260
        Accrued liabilities                               1,853          1,438
                                                    -----------     ----------
          Total current liabilities                       4,739          4,057

      Long-term debt, including intracompany note
        payable to General Motors in 1998 (Note 4)        1,647          3,141
      Pension benefits (Note 5)                           1,763          2,180
      Postretirement benefits other than pensions
        (Note 5)                                          4,818          4,573
      Other liabilities                                   1,577          1,546
                                                    -----------     ----------
          Total liabilities                              14,544         15,497

      Stockholders' equity (Note 6):
        Preferred stock, $0.10 par value,
          650 million shares authorized, none
          outstanding                                        --             --
        Common stock, $0.01 par value, 1,350 million
          shares authorized, 565 million and 465
          million shares outstanding, respectively            6             --
        Additional paid in capital                        3,233             --
        Retained earnings                                   638             --
        General Motors' net investment                       --             77
        Accumulated translation adjustments                (187)           (68)
                                                    -----------     ----------
          Total stockholders' equity                      3,690              9
                                                    -----------     ----------
        Total liabilities and stockholders' equity  $    18,234     $   15,506
                                                    ===========     ==========

                  See notes to consolidated financial statements.

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           1999        1998
                                                           ----        ----
                                                             (in millions)
     Cash flows from operating activities:
      Net income                                          $  678     $  319
      Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                        444        483
      Changes in operating assets and liabilities:
         Accounts receivable, net                         (4,296)       (55)
         Inventories, net                                    316          6
         Prepaid expenses and other assets                   (65)        19
         Deferred income taxes                                15         90
         Accounts payable                                    443       (525)
         Accrued liabilities                                 385       (178)
         Other long-term liabilities (Note 5)               (203)      (574)
         Other                                              (144)        77
                                                          ------     ------
        Net cash used in  operating  activities           (2,427)      (338)
                                                          ------     ------
     Cash flows from investing activities:
      Capital expenditures                                  (493)      (609)
      Acquisition of marketable securities                   (53)      (518)
      Liquidation of marketable securities                    44        517
      Other                                                   80        (37)
                                                          ------     ------
        Net cash used in investing activities               (422)      (647)
                                                          ------     ------
     Cash flows from financing activities:
      Proceeds from issuance of common stock (Note 2)      1,621         --
      Borrowings from credit facilities and other debt     1,477         --
      Proceeds from issuance of debt securities (Note 4)   1,484         --
      Repayments of credit facilities and other debt
        (Note 4)                                          (1,484)        --
      Cash effect of assets and liabilities transferred
        to General Motors                                     --        998
                                                          ------     ------
        Net cash provided by financing activities          3,098        998
     Effect of exchange rate fluctuations on cash and cash
      equivalents                                            (12)       (14)
     Increase (decrease) in cash and cash equivalents        237         (1)
      Cash and cash equivalents at beginning of period       995        989
                                                          ------     ------
      Cash and cash equivalents at end of period          $1,232     $  988
                                                          ======     ======

                  See notes to consolidated financial statements.

                      DELPHI AUTOMOTIVE SYSTEMS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BACKGROUND

   Delphi Automotive Systems Corporation ("Delphi") is the world's largest and most diversified supplier of automotive components, integrated systems and modules to the automotive industry. We became an independent company during 1999 through a series of transactions (the "Separation") which are described in further detail below. We were incorporated in late 1998 as a wholly owned subsidiary of General Motors Corporation ("General Motors" or "GM"). Prior to our incorporation we operated our business for several years as a captive component supplier. The divestiture occurred in two stages, the first of which involved an offering to the public of 100 million shares of Delphi's $0.01 par value common stock in February 1999 (the "IPO"). The second stage involved the distribution of Delphi's remaining shares owned by GM (the "Spin-Off"). To effect the Spin-Off, a dividend was declared on GM $1-2/3 par value common stock payable on May 28, 1999 to holders of record as of May 25, 1999. The dividend resulted in a distribution of about 452.6 million shares, or 80.1%, of Delphi's outstanding common stock. The remaining 12.4 million shares owned by GM were contributed on May 28, 1999 to a voluntary employees' beneficiary association trust for GM's U.S. hourly employees.

2. BASIS OF PRESENTATION

   General--The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Effective January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi and its subsidiaries in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). The consolidated financial statements as of and for the three and six months ended June 30, 1999 and the December 31, 1998 consolidated balance sheet give effect to the terms of the Separation Agreement. The consolidated statements of income for the three and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 reflect the historical results of operations and cash flows of the businesses that were considered part of GM's Delphi business sector during that period. As a result, such 1998 financial data do not reflect the many significant changes that occurred in the operation and funding of Delphi in connection with our separation from GM and the IPO during 1999.

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

   1998 Pro Forma Financial Information--For comparative purposes, the following financial data has been adjusted to give effect to the IPO and the terms of the Separation Agreement, exclusive of arrangements relating to the transfer of the assets and liabilities to Delphi, as such terms were considered in preparing the December 31, 1998 historical consolidated balance sheet.

   The pro forma condensed consolidated statement of income data has been prepared as if our separation from GM and the IPO had taken place on January 1, 1998. The pro forma condensed consolidated balance sheet data has been prepared as if the transactions described below and the IPO occurred on December 31, 1998. The pro forma condensed statement of income data and consolidated balance sheet data do not purport to project our financial position or results of operations for any future date. The pro forma adjustments are based upon available information and certain assumptions believed to be reasonable. The pro forma condensed statement of income data and consolidated balance sheet data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Unaudited Pro forma Condensed Consolidated Statement of Income
                    For the Three Months Ended June 30, 1998

                                       Historical    Adjustments    Pro Forma
                                       ----------    -----------    ---------
                                                    (in millions)

     Net sales                         $  7,041                     $  7,041
     Less operating expenses:
      Cost of sales, excluding items
        listed below                      6,280     $   (62)(1)        6,218
      Selling, general, and
        administrative                      367          (4)(1)
                                                         38 (2)          401
      Depreciation and amortization         283                          283
                                       --------     -------         --------
        Total operating expenses          6,930         (28)           6,902
                                       --------     -------         --------
     Operating income                       111          28              139
     Less interest expense                   67                           67
     Other income, net                       55                           55
                                       --------     -------         --------
     Income before income taxes              99          28              127
     Income tax expense                      16          10 (3)           26
                                       --------     -------         --------
     Net income                        $     83     $    18         $    101
                                       ========     =======         ========


         Unaudited Pro forma Condensed Consolidated Statement of Income
                     For the Six Months Ended June 30, 1998

                                       Historical    Adjustments    Pro Forma
                                       ----------    -----------    ---------
                                                  (in millions)

     Net sales                         $ 14,664                     $ 14,664
     Less operating expenses:
      Cost of sales, excluding items
        listed below                     13,069     $  (124)(1)       12,945
      Selling, general, and
        administrative                      667          (8)(1)
                                                         76 (2)          735
      Depreciation and amortization         483                          483
                                       --------     -------         --------
        Total operating expenses         14,219         (56)          14,163
                                       --------     -------         --------
     Operating income                       445          56              501
     Less interest expense                  131                          131
     Other income, net                      134                          134
                                       --------     -------         --------
     Income before income taxes             448          56              504
     Income tax expense                     129          20 (3)          149
                                       --------     -------         --------
     Net income                        $    319     $    36         $    355
                                       ========     =======         ========

            Unaudited Pro Forma Condensed Consolidated Balance Sheet
                             As of December 31, 1998

                 ASSETS
                                       Historical    Adjustments    Pro Forma
                                       ----------    -----------    ---------
                                                  (in millions)
     Current assets:
      Cash and marketable securities   $  1,000     $ 1,621 (4)
                                                     (2,100)(5)
                                                      3,141 (6)
                                                     (1,600)(7)     $  2,062
      Accounts receivable, net:
        General Motors                    2,236       2,100 (5)
                                                     (1,600)(6)
                                                      1,600 (7)        4,336
        Other customers                     977                          977
      Inventories, net                    1,770                        1,770
      Deferred income taxes                 285                          285
      Prepaid expenses and other assets     137                          137
                                       --------     -------         --------
         Total current assets             6,405       3,162            9,567
     Property, net                        4,965                        4,965
     Deferred income taxes                2,813                        2,813
     Other assets                         1,323                        1,323
                                       --------     -------         --------

     Total assets                      $ 15,506     $ 3,162         $ 18,668
                                       ========     =======         ========

         LIABILITIES AND EQUITY

     Current liabilities:
      Notes payable and current
        portion of long-term debt      $    359                     $    359
      Accounts payable                    2,260                        2,260
      Accrued liabilities                 1,438                        1,438
                                       --------     -------         --------
         Total current liabilities        4,057                        4,057
     Long-term debt, including
       intracompany note payable to
       General Motors                     3,141    $ (3,141)(6)
                                                      3,141 (6)        3,141
     Pension benefits                     2,180                        2,180
     Postretirement benefits other
       than pensions                      4,573                        4,573
     Other liabilities                    1,546                        1,546
                                       --------     -------         --------
         Total liabilities               15,497        --             15,497
                                       --------     ------          --------

     Equity:
      Common stock                         --             1 (4)
                                                          5 (8)            6
      Additional paid in capital           --         1,620 (4)
                                                      1,613 (8)        3,233
      General Motors' net investment         77       1,541 (6)
                                                     (1,618)(8)         --
      Accumulated translation adjustment    (68)       --                (68)
                                       --------     -------         --------
         Total equity                         9       3,162            3,171
                                       --------     -------         --------
     Total liabilities and equity      $ 15,506     $ 3,162         $ 18,668
                                      =========     =======         ========

         The following pro forma adjustments were made to reflect the terms of the Separation Agreement and the IPO:

         (1) Delphi and General Motors have entered into agreements regarding certain employee benefit obligations. The resulting pro forma increases (decreases) in pension and other postretirement benefit costs for the three and six months ended June 30, 1998 are summarized as follows:

                                                  Three Months    Six Months
                                                  ------------    ----------
                                                         (in millions)
               Pension related costs                 $   53         $  106
               Postretirement benefits other
                than pension                           (119)          (238)
                  Total                              $  (66)        $ (132)
                                                     ======         ======

               Portion attributable to cost
                 of sales                            $  (62)        $ (124)
                                                     ======         ======
               Portion attributable to selling,
                 general and administrative          $   (4)        $   (8)
                                                     ======         ======

          (2) Reflects   the   estimated   incremental   selling,   general  and
              administrative   costs  associated  with  operating  Delphi  as  a
              stand-alone publicly traded company. The resulting pro forma adjustments for the three and six months ended June 30, 1998 are as follows:
                                                  Three Months    Six Months
                                                  ------------    ----------
                                                         (in millions)
               Incremental insurance and risk
                 management                          $    9         $   18
               Incremental corporate costs*              12             24
               Taxes other than income                   13             26
               Other*                                     4              8
                                                     ------         ------

                  Total                              $   38         $   76
                                                     ======         ======

              *Incremental  corporate  costs  include  additional  personnel and systems costs required to operate independently and reflect transitional service arrangements with General Motors at terms provided in the Separation Agreement. Other costs include certain sales tax expenses associated with the Separation.

         (3) Income taxes were determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." For purposes of this pro forma presentation, adjustments necessary to record the income tax effect of the pro forma adjustments assume a combined federal and state income tax rate of 38%.

         (4) Reflects the net proceeds from the sale of 100,000,000 shares of common stock in the IPO at a price of $17.00 per share. The IPO proceeds were used for general corporate purposes, including working capital requirements that were impacted by the change in General Motors accounts receivable payment terms describe in note
              (5) below.

         (5) Reflects the change in payment terms for intracompany accounts receivable from General Motors in accordance with the terms of the Separation Agreement. Such payment terms, which generally called for payment in the month following shipment by Delphi, were modified to require payment by General Motors on the second day of the second month following shipment by Delphi.

         (6) Reflects the settlement of certain intracompany accounts receivable from GM with the intracompany note payable to GM. On January 1, 1999, immediately prior to the transactions contemplated by the Separation Agreement, certain intracompany accounts receivable from GM, of about $1.6 billion, were settled with the $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM's net investment in Delphi.

         (7) Reflects the required adjustment, subsequent to the settlement of intracompany accounts receivable described in note (6) above, to adjust cash and accounts receivable balances to levels that are indicative of amounts associated with ongoing operations.

         (8)  Reflects  the   adjustment  to  equity  to  reclassify   GM's  net
              investment as common stock and additional paid-in capital.

   Earnings Per Share. The historical basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflects the weighted average impact of all potentially dilutive securities during the periods presented unless the inclusion would have an antidilutive effect. Diluted shares outstanding include the impact of:

o     Dilutive securities issued concurrent with the IPO in February 1999.
o Stock options issued in connection with the concurrent cancellation of GM stock options held by Delphi employees at the date of the Spin-Off.

   For historical computations, dilutive securities are only weighted from the date of issuance forward. Weighted average shares used in calculating historical basic and diluted earnings per share were:

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                           1999        1998      1999       1998
                                           ----        ----     ----        ----
                                                      (in thousands)

      Weighted average shares
        outstanding                     565,000     465,000   542,901    465,000
      Effect of dilutive securities       2,013        --         971       --
                                        -------     -------   -------    -------
      Diluted shares outstanding        567,013     465,000   543,872    465,000
                                        =======     =======   =======    =======

   Historical earnings per share for 1998 and the first six months of 1999 do not reflect the full impact of the IPO in February 1999 or the transactions resulting from the Spin-Off effective May 28, 1999. For comparative purposes, management has calculated basic and diluted weighted average shares outstanding as if shares issued in the IPO were outstanding since January 1, 1998. On this basis, shares outstanding and the resulting diluted earnings per share, after considering the pro forma impact of the terms of the Separation, were:

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                           1999        1998       1999      1998
                                           ----        ----       ----      ----
                                         (in thousands, except per shar amounts)

      Weighted average shares
        outstanding                     565,000     565,000   565,000    565,000
      Effect of dilutive securities       2,013        --         971       --
                                        -------     -------   -------    -------
      Diluted shares outstanding        567,013     565,000   565,971    565,000
                                        =======     =======   =======    =======


      Pro forma diluted earnings
        per share                     $    0.69   $    0.18  $   1.20  $    0.63
                                      =========   =========  ========  =========


3. INVENTORIES, NET

   Inventories, net consisted of:
                                                June 30,    December 31,
                                                  1999          1998
                                                  ----          ----
                                                     (in millions)

         Productive material, work-in process
           and supplies                        $ 1,682       $ 1,910
         Finished goods                            165           253
                                               -------       -------
           Total inventories at FIFO             1,847         2,163
         Less allowances to adjust the
           carrying value of certain
           inventories to LIFO                    (393)         (393)
                                               -------       -------
           Total inventories, net              $ 1,454       $ 1,770
                                               =======       =======

4. DEBT

   On May 4, 1999, we completed a public offering of unsecured term debt securities totaling $1.5 billion with maturities of five years, ten years and thirty years. The offering consisted of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. We used the proceeds of the debt offering to refinance amounts previously outstanding under the long-term portion of our revolving credit facilities. Subsequent to the term debt offering, the $4.9 billion previously available under our revolving credit facilities was reduced to $3.0 billion in available funds, generally split between 364-day and five year tranches. In May 1999, we entered into a commercial paper program providing up to $1.0 billion of available borrowings. As of June 30, 1999, no amounts were outstanding under this program.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

   Until May 28, 1999, Delphi's U.S. hourly employees continued to participate in the defined benefit pension plan and postretirement plans administered by GM. Effective May 28, 1999, pension and other postretirement obligations under the GM plans relating to Delphi's U.S. active and inactive employees were assumed by Delphi plans subject to the provisions described below. The Delphi plans were established and are being administered under the same terms that existed under the GM plans. GM's pension plan assets will be divided between the pension trusts for qualified plans of Delphi and GM so that each plan's trust receives the legally required amount to meet the requirements set forth in applicable benefit and tax regulations. Under the terms of the Separation Agreement, GM will assume responsibility for the pension and postretirement benefit payments to Delphi's U.S. hourly employees who retire on or before October 1, 1999. In May 1999, Delphi, GM, and the United Auto Workers Union (UAW) agreed to extend GM's responsibility to cover Delphi's UAW employees who retire on or before the later of October 1, 1999 or the expiration of the current UAW National Agreement between GM and the UAW, including any extensions of the agreement beyond the current September 14, 1999 expiration date.

   On June 14, 1999, we made a $600 million voluntary cash contribution to the Delphi pension trust to further fund the plan obligations. During the second quarter of 1998 we contributed $615 million to a Voluntary Employees' Beneficiary Association (VEBA) trust. The contribution was made in connection with GM's pre-funding of a portion of its other postretirement employee benefit liability. In accordance with the terms of the Separation Agreement, GM retained 100% of the pre-funding and, accordingly, our other postretirement employee benefit liability does not reflect an allocation of the VEBA trust assets.

6. STOCKHOLDERS' EQUITY

      Changes in  stockholders'  equity for the six months  ended June 30,  1999 were:


                                                              Additional                Accumulated       General          Total
                                           Common Stock        Paid in      Retained    Translation     Motors' net    Stockholders'
                                         Shares    Amount      Capital      Earnings    Adjustments      Investment       Equity
                                         ------    ------      -------      --------    -----------      ----------       ------

                                  (in millions)
     Balance at January 1, 1999                                                           $   (68)      $     77         $      9
     Stock split                           465     $   5                                                      (5)            --
     Settlement of intracompany balances
       (Note 2)                                                                                            1,541            1,541
     Reclassify GM's net investment                            $ 1,613                                    (1,613)            --
     Issuance of common shares             100         1         1,620                                                      1,621
     Net income                                                              $  678                                           678
     Dividends declared                                                         (40)                                          (40)
     Foreign currency translation
       adjustments                                                                           (119)                           (119)
                                           ---     -----       -------       ------       -------       --------         --------
     Balance at June 30, 1999              565     $   6       $ 3,233       $  638       $  (187)      $  --            $  3,690
                                           ===     =====       =======       ======       =======       ========         ========







7. SEGMENT REPORTING

   Selected information regarding our product sectors is as follows:



                                                             Safety
                                        Electronics &      Thermal &
                                           Mobile          Electrical      Dynamics &
                                        Communication     Architecture     Propulsion     Other (a)     Total
                                        -------------     ------------     ----------     ---------     -----
                                                                    (in millions)
   For the Three Months Ended:
   June 30, 1999
     Net sales to GM                      $  1,118          $  1,939        $  2,929      $   --     $  5,986
     Net sales to other customers              192               768             737          --        1,697
     Inter-sector net sales                     86                60               4        (150)         --
                                          --------           -------        --------      ------     --------
      Total net sales                     $  1,396          $  2,767        $  3,670      $ (150)    $  7,683
                                          ========          ========        ========      ======     ========
     Operating income                     $    180          $    249        $    221      $  (21)    $    629
                                          ========          ========        ========      ======     ========

   June 30, 1998
     Net sales to GM                      $    915          $  2,047        $  2,487      $  --      $  5,449
     Net sales to other customers              157               820             615         --         1,592
     Inter-sector net sales                     62                40               2        (104)        --
                                          --------          --------        --------      ------     --------
      Total net sales                     $  1,134          $  2,907        $  3,104      $ (104)    $  7,041
                                          ========          ========        ========      ======     ========
     Operating income (b)                 $     54          $     90        $     38      $  (71)    $    111
                                          ========          ========        ========      ======     ========

                                                             Safety
                                        Electronics &      Thermal &
                                           Mobile          Electrical      Dynamics &
                                        Communication     Architecture     Propulsion     Other (a)     Total
                                        -------------     ------------     ----------     ---------     -----
                                                                    (in millions)
   For the Six Months Ended:
   June 30, 1999
     Net sales to GM                      $  2,208          $  3,876        $  5,755      $  --      $ 11,839
     Net sales to other customers              379             1,491           1,443         --         3,313
     Inter-sector net sales                    162               113               6        (281)        --
                                          --------          --------        --------      ------     --------
      Total net sales                     $  2,749          $  5,480        $  7,204      $ (281)    $ 15,152
                                          ========          ========        ========      ======     ========
     Operating income                     $    338          $    464        $    346      $  (62)    $  1,086
                                          ========          ========        ========      ======     ========

   June 30, 1998
     Net sales to GM                      $  1,983          $  4,350        $  5,221      $  --      $ 11,554
     Net sales to other customers              308             1,557           1,245         --         3,110
     Inter-sector net sales                    126                90               4        (220)        --
                                          --------          --------        --------      ------     --------
      Total net sales                     $  2,417          $  5,997        $  6,470      $ (220)    $ 14,664
                                          ========          ========        ========      ======     ========
     Operating income (b)                 $    193          $    300        $    111      $ (159)    $    445
                                          ========          ========        ========      ======     ========



                 (a) Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

                 (b) 1998  historical  operating  income  does not  reflect  the reductions in employee benefit costs and higher other cost as a result of the Separation Agreement (see Note 2). After giving effect to the terms of the Separation Agreement our operating income by product sector would have been (in millions):

                                                             Safety
                                        Electronics &      Thermal &
                                           Mobile          Electrical      Dynamics &
                                        Communication     Architecture     Propulsion     Other (a)     Total
                                        -------------     ------------     ----------     ---------     -----


                  Three months ended
                    June 30, 1998         $     44          $     91        $     62      $  (58)    $    139
                                          ========          ========        ========      ======     ========
                  Six months ended
                    June 30, 1998         $    173          $     30        $    159      $ (133)    $    501
                                          ========          ========        ========      ======     ========


8. COMPREHENSIVE INCOME

   Our comprehensive income was:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        1999          1998     1999        1998
                                        ----          ----     ----        ----
                                                    (in millions)

Net income                             $ 394         $  83    $ 678       $ 319
Other comprehensive (loss)
  income-foreign currency translation
  adjustments, net of tax                (15)           (8)    (119)          6
                                        ----          ----     ----        -----
Comprehensive income                   $ 379          $ 75    $ 559       $ 325
                                       =====          ====    =====        =====


9. COMMITMENTS AND CONTINGENCIES

   Delphi is from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on our business or consolidated financial position.




            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

   It was another exciting quarter for Delphi as we continued to build on our first quarter 1999 success. Our spin-off from General Motors was completed and we realized our goal of independence on May 28, 1999. In addition, we posted strong operating results during the second quarter of 1999 and we continued to generate strong cash flow. Our strong cash flows have allowed us to pursue our pension funding objectives while continuing to realize our growth initiatives and meet our dividend commitments. In June 1999, we made a $600 million voluntary cash contribution to the Delphi hourly pension plan and declared a dividend of $0.07 per share payable in July. Our customers continue to demonstrate their acceptance of products from an independent Delphi as evidenced by our recently awarded contracts with Nissan, Ford, and Mack Trucks, to name a few.

   In summary, we believe we are on track to achieve our business objectives while continuing to focus on the needs and expectations of our customers.

Results of Operations

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the 1998 pro forma financial information included in Note 2 to the June 30, 1999 financial statements.

   Three Months Ended June 30, 1999 versus Three Months Ended June 30, 1998

   Net Sales. Consolidated net sales and changes in net sales by product sector for the three months ended June 30, 1999 and 1998 were:

                                                  Three Months Ended
                                                       June 30,             Change
                                                       --------             ------
                                                  1999          1998       $      %
                                                  ----          ----      ---    ---
                                                        (dollars in millions)

     Electronics & Mobile Communication         $ 1,396     $ 1,134    $ 262    23.1%
     Safety, Thermal & Electrical Architecture    2,767       2,907     (140)   (4.8)
     Dynamics & Propulsion                        3,670       3,104      566    18.2
     Eliminations                                  (150)       (104)     (46)    n/a
                                                -------     -------    -----   -----
       Consolidated net sales                   $ 7,683     $ 7,041    $ 642     9.1%
                                                =======     =======    =====   =====

   Net sales for the second quarter of 1999 increased $642 million over the comparable period of 1998 and increased $214 million over the first quarter of 1999. Our increased net sales reflect continued growth in revenue from ongoing operations, strong North American sales volume and the impact of work stoppages at certain GM and Delphi locations during the second quarter of 1998. Increases in net sales compared to 1998 were partially offset by the impact of businesses divested in late 1998, which had average annual sales of about $2.0 billion, and continued price pressures. After adjusting to eliminate the 1998 sales of divested businesses, our consolidated net sales for the second quarter of 1999 increased about 16.8% over the comparable period of 1998. Our non-GM sales for the second quarter of 1999 increased about 11.4% over the comparable period of 1998, after adjusting to eliminate the 1998 sales of divested businesses. The sale of our seating, lighting, coil spring and several smaller businesses during late 1998 primarily impacted our Safety, Thermal and Electrical Architecture product sector. Price reductions totaling about $126 million for the second quarter, or 1.6% of net sales, impacted all of our product sectors.

   Operating Income. Operating income was $629 million for the second quarter of 1999 compared to operating income of $111 million for the second quarter of 1998 and $457 million for the first quarter of 1999. Our reported operating income for 1998 does not reflect the reductions in employee benefit costs and higher other costs as a result of our separation agreement with GM (the "Separation Agreement"). After giving effect to the terms of the Separation Agreement (see
Note 2 to our financial statements), our operating income by product sector for the three months ended June 30, 1999 and 1998 was:


                                                  Three Months Ended
                                                       June 30,            Change
                                                       --------            ------
                                                           Pro Forma
                                                  1999        1998        $      %
                                                  ----        ----       ---    ---
                                                        (dollars in millions)

     Electronics & Mobile Communication         $  180     $   44     $  136   309.1%
     Safety, Thermal & Electrical Architecture     249         91        158   173.6
     Dynamics & Propulsion                         221         62        159   256.5
     Other                                         (21)       (58)        37     n/a
                                                ------     ------     ------   -----
     Total operating income                     $  629     $  139     $  490   352.5%
                                                ======     ======     ======   =====


   The strong improvement in second quarter 1999 operating income reflects increased volumes due to a strong North American market and the impact of work stoppages at certain GM and Delphi locations during the second quarter of 1998. The improvement also reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. Our gross margin was 16.0% for the three months ended June 30, 1999 compared to a pro forma gross margin of 11.7% for the comparable period of 1998. Selling, general and administrative expenses during the second quarter of 1999 decreased slightly compared to pro forma 1998 amounts while depreciation and amortization expense decreased by $76 million. The decrease in depreciation and amortization reflects reductions in expense due to the asset impairment charges recognized in 1998, businesses divested during 1998 and the timing of various capital projects beginning in the second quarter of 1998.

   Net Income. Net income totaled $394 million for the second quarter of 1999 compared to historical net income of $83 million for the second quarter of 1998 and $284 million for the first quarter of 1999. For comparative purposes, after giving effect to the terms of the Separation Agreement, our pro forma net income for the three months ended June 30, 1998 would have been $101 million. Interest expense decreased by $31 million due to lower 1999 average outstanding debt balances and favorable interest rates compared to 1998. Our lower debt balances reflect the impact of strong cash flows during 1999. Our effective income tax rate increased to 38% for the second quarter of 1999 compared to a pro forma effective rate of 20% during the comparable period of 1998. The increased effective income tax rate primarily reflects the impact of our separation from GM and the resulting loss of certain tax credits which were previously available to us.

   Earnings per share. Earnings per share calculations are complicated by the changes in shares outstanding related to the steps involved in our separation from GM. Currently, we have 565 million shares outstanding, consisting of the 100 million shares issued in our initial public offering in February 1999 and 465 million shares previously owned by GM. In connection with of the Spin-Off, stock options held by Delphi employees on shares of GM common stock were converted to equivalent stock options on Delphi common stock as of May 28, 1999. Under generally accepted accounting principles, the shares issued in our IPO and dilution associated with the converted options are excluded from the 1998 calculation of earnings per share and only included in the 1999 calculation for the period of time outstanding. This results in historical diluted earnings per share of $0.69 and $0.18 for the three months ended June 30, 1999 and 1998, respectively.

   Because of the change in outstanding shares since 1998 resulting from the steps involved in our separation from GM, we believe that the current number of shares outstanding, 565 million, will be widely used in computing our earnings per share for comparative purposes. On this comparable basis, after giving effect to the terms of the Separation Agreement, our pro forma diluted earnings per share would remain at $0.18 for the three months ended June 30, 1998. See
Note 2 to our consolidated financial statements for additional information.

   Six Months Ended June 30, 1999 versus Six Months Ended June 30, 1998

   Net Sales. Consolidated net sales and changes in net sales by product sector for the six months ended June 30, 1999 and 1998 were:

                                                  Six Months Ended
                                                      June 30,            Change
           Product Sector                           1999     1998         $      %
           --------------                           ----     ----        ---    ---
                                                        (dollars in millions)

     Electronics & Mobile Communication         $   2,749   $  2,417   $  332   13.7%
     Safety, Thermal & Electrical Architecture      5,480      5,997     (517)  (8.6)
     Dynamics & Propulsion                          7,204      6,470      734   11.3
     Eliminations                                    (281)      (220)     (61)   n/a
                                                 --------   --------   ------    ---
       Consolidated net sales                    $ 15,152   $ 14,664   $  488    3.3%
                                                 ========   ========   ======   ====

    The increase in net sales for the first six months of 1999 compared to 1998 reflects strong North American sales volumes partially due to work stoppages at certain GM and Delphi locations during the second quarter of 1998. Volume improvements over 1998 were partially offset by the impact of businesses divested during 1998. After adjusting to eliminate 1998 sales from our divested businesses, our 1999 year to date net sales increased 10.5% and year to date sales to non-GM customers increased 11.6% over the comparable period of 1998. Volume improvements over 1998 were also partially offset by continued price reductions, which totaled $229 million, or 1.5% of net sales, for the first six months of 1999.

    Operating Income. Operating income was $1.1 billion for the first six months of 1999 compared to operating income of $445 million for the first six months of 1998. After giving effect to the terms of the Separation Agreement (see Note 2 to our financial statements), our operating income by product sector for the six months ended June 30, 1999 and 1998 was:

                                                  Six Months Ended
                                                      June 30,            Change
                                                          Pro Forma
           Product Sector                           1999     1998         $     %
           --------------                           ----     ----        ---   ---
                                                        (dollars in millions)

     Electronics & Mobile Communication          $    338   $  173   $  165   95.4%
     Safety, Thermal & Electrical Architecture        464      302      162    53.6
     Dynamics & Propulsion                            346      159      187   117.6
     Other                                            (62)    (133)      71     n/a
                                                 --------   ------   ------   -----
     Total operating income                      $  1,086   $  501   $  585   116.8%
                                                 ========   ======   ======   =====

   Operating income for the first six months of 1999 increased $585 million over the comparable period of 1998 reflecting strong volume growth, partially due to work stoppages that impacted the second quarter of 1998, and the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. Our gross margin was 15.2% for the first six months of 1999 compared to a pro forma gross margin of 11.7% for the comparable period of 1998. Gross margin improvements were partially offset by increased selling, general and administrative expenses due to incremental costs required as a result of our efforts to pursue business with non-GM customers and expand our global operations. Depreciation and amortization expense for 1999 improved over 1998 reflecting reductions in expense due to the asset impairment charge recognized in 1998 and businesses divested during 1998.

    Net Income. Net income for the first six months of 1999 was $678 million compared to historical net income of $319 million for the first six months of 1998. For comparative purposes, after giving effect to the terms of the Separation Agreement, our pro forma net income for the first six months of 1998 was $355 million. Interest expense decreased by $71 million as strong 1999 cash flows reduced our average outstanding debt balances and interest rates were favorable compared to 1998. Our effective income tax rate increased to 38% for the first six months of 1999 compared to a pro forma effective rate of 30% during the comparable period of 1998. The increased effective income tax rate primarily reflects the impact of our separation from GM and the resulting loss of certain tax credits which were previously available to us.

   Earnings per share. Historical diluted earnings per share for the six months ended June 30, 1999 were $1.25 compared to historical diluted earnings per share of $0.69 for the six months ended June 30, 1998. For comparative purposes, assuming the 100 million shares issued in our IPO were outstanding since January 1, 1998 and after giving effect to the terms of the Separation Agreement, our earnings per share would have been $1.20 for the first half of 1999 compared to $0.63 for the first half of 1998.

Liquidity and Capital Resources

   Liquidity

   Our net liquidity, measured as cash and marketable securities less total debt, was $(0.6) billion at June 30, 1999 compared to $(2.5) billion at December 31, 1998. The ratio of our total debt to total capital, which consists of total debt plus stockholders' equity, was 33% at June 30, 1999 and 100% at December 31, 1998. If our Separation from GM and the IPO had occurred on December 31, 1998, our pro forma net liquidity and ratio of total debt to total capital would have been $(1.4) billion and 52% at December 31, 1998, respectively. The improvements in our net liquidity and ratio of total debt to total capital, after adjusting for the impact of the Separation Agreement and our initial public offering, resulted from strong cash flows generated during the first half of 1999. See "--Liquidity and Capital Resources--Cash Flows". As a result of our strong cash flows, our Board of Directors approved a treasury stock program to purchase up to 19 million shares of Delphi common stock from time to time to pre-fund the requirements of incentive, stock option and stock purchase plans over the next 12 months. Further, we expect that our improved net liquidity position will allow for continuing pursuit of our objectives for pension funding, while preserving flexibility for strategic growth initiatives.

   Extension of Payment Terms

   In accordance with our supply agreement with GM, effective January 1, 1999, payment terms for our accounts receivable were modified such that payments are generally due to us on the second day of the second month following the date of shipment. These modified payment terms are consistent with those GM is currently in the process of introducing to all of its suppliers. Previous payment terms generally required GM to make accounts receivable payments in the month following shipment by Delphi. Overall, the change in payment terms increased accounts receivable by about $2.1 billion in 1999. While we are seeking an extension of payment terms with our suppliers over time, we generally pay suppliers on the 25th day of the month following the date a shipment is received. The difference in the terms for accounts receivable and accounts payable results in a monthly short-term cash flow gap. During the first half of 1999, we financed the short-term cash-flow gap, as needed, with available third party borrowings. See "--Liquidity and Capital Resources--Cash Flows--Operating Activities".

   Debt Capitalization and Available Financing Sources

   Immediately prior to the transactions contemplated by the Separation Agreement, approximately $1.6 billion of certain intracompany accounts receivable from GM were offset with a $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM's net investment in Delphi.

   In January 1999, we entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $4.9 billion in available revolving credit facilities. In general, the facilities provided up to $4.9 billion of available credit to be used for general corporate purposes through January 3, 2000, after which $1.5 billion would be available through January 3, 2004. On May 4, 1999, we completed a public offering of unsecured term debt securities totaling $1.5 billion in equal five year, ten year and thirty year tranches. The proceeds were used to refinance amounts previously outstanding under the long-term portion of our revolving credit facilities. Subsequent to the unsecured debt issuance, the $4.9 billion previously available under our revolving credit facilities was reduced to $3.0 billion in available funds, generally split between 364-day and five year tranches. See Note 4 to our consolidated financial statements for additional information. In May 1999, we entered into a commercial paper program providing up to $1.0 billion of available borrowings. As of June 30, 1999, we had no amounts outstanding under our revolving credit facilities or commercial paper program.

   Cash Flows

   Operating Activities. Net cash used in operating activities was $2.4 billion and $338 million for the six months ended June 30, 1999 and 1998, respectively. The use of cash during 1999 reflects the settlement of certain accounts receivable with GM and the change in payments terms in accordance with the terms of the Separation Agreement. Net cash provided by operating activities for 1999, excluding the impact of the settlement of accounts receivable and change in payment terms, would have been $1.3 billion. Cash generated during the first half of 1999 reflects our strong earnings, reductions in inventory levels resulting from our lean manufacturing initiatives and the timing of payments for accounts payable and certain accrued expenses. These favorable cash flows were partially offset by a $600 million voluntary pension contribution made in June 1999. In response to the change in accounts receivable payment terms as a result of the Separation Agreement, we have successfully extended payment terms with many of our suppliers. We expect to continue to negotiate these extended terms with our suppliers over time.

   Investing Activities. Cash flows used in investing activities totaled $422 million and $647 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in investing activities primarily relates to our capital expenditure program. The decrease in cash used in investing activities primarily reflects differences in the timing of project spending for new product programs.

   Financing Activities. Net cash provided by financing activities was $3.1 billion and $1.0 billion for the six months ended June 30, 1999 and 1998, respectively. Cash provided by financing activities for the first six months of 1999 include the proceeds from our initial public offering in February 1999 and the proceeds from our public offering of unsecured term debt securities in May 1999. The proceeds from our initial public offering were used for general corporate purposes, including working capital requirements which were initially impacted by the change in General Motors accounts receivable payment terms described above. The proceeds from our debt offering were used to refinance amounts previously borrowed under our revolving credit facilities.

   Dividends. On June 9, 1999, the Delphi Board declared a quarterly dividend on Delphi common stock, payable on July 20, 1999 to holders of record as of June 21, 1999.

Our Other Postretirement Employee Benefits and Pension Obligations

   Until May 28, 1999, Delphi's U.S. hourly employees continued to participate in the defined benefit pension plan and postretirement plans administered by GM. Effective May 28, 1999, pension and other postretirement obligations under the GM plans relating to Delphi's U.S. active and inactive employees were assumed by Delphi plans subject to the provisions described below. The Delphi plans were established and are being administered under the same terms that existed under the GM plans. GM's pension plan assets will be divided between the pension trusts for qualified plans of Delphi and GM so that each plan's trust receives the legally required amount to meet the requirements set forth in applicable benefit and tax regulations. Under the terms of the Separation Agreement, GM will assume responsibility for the pension and postretirement benefit payments to Delphi's U.S. hourly employees who retire on or before October 1, 1999. In May 1999, Delphi, GM, and the United Auto Workers Union (UAW) agreed to extend GM's responsibility to cover Delphi's UAW employees who retire on or before the later of October 1, 1999 or the expiration of the current UAW National Agreement between GM and the UAW, including any extensions of the agreement beyond the current September 14, 1999 expiration date.

   As part of our capital planning process, we may make voluntary contributions to our hourly pension plan in excess of federal regulatory minimum requirements to improve the funded status of our pension plans. In this regard, on June 14, 1999, we made a $600 million voluntary cash contribution to the newly established Delphi hourly pension plan. Our intent continues to be to fully fund our current hourly pension benefits over the next few years on an economic basis.

Year 2000

   During the second quarter of 1999 we continued our efforts to minimize the risk of disruption from the Year 2000 issue. Our overall plan to address the Year 2000 problem is described more fully in our 1998 Annual Report on Form 10-K, and the following is an update of the information included therein. We have substantially completed the remediation, testing and implementation of our critical systems. During the second quarter, we continued to address the remediation of other systems on a prioritized basis, including implementation of new enterprise software to address Year 2000 issues. The enterprise software implementation was successfully completed during the second quarter of 1999. We have continued to work with our suppliers and GM in our supplier assessment program including our own on-site review of suppliers considered to be critical to Delphi. These supplier assessment efforts have been substantially completed with respect to our critical supplier sites. We also expect that our contingency planning efforts will address any critical suppliers that we still identify as being at high risk of encountering Year 2000 problems upon completion of the supplier assistance program.

   The cost of our Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware and computer software costs developed for internal use. Total incremental spending by Delphi is not expected to be material to our company's operations, liquidity or capital resources. We incurred about $12 million of Year 2000 expenses during the second quarter of 1999. Delphi currently expects its total Year 2000 spending to be about $104 million, which will be funded from operations.

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

Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are "forward-looking," including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements relating to volume growth, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management's views and assumptions; as a result, there can be no assurance that management's expectations will necessarily come to pass. A list of factors which could impact future events and performance is included in the Delphi Automotive Systems Corporation 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 5.  OTHER INFORMATION

   Shareholders' proposals intended to be presented at the 2000 Annual Meeting of Stockholders must be received between the close of business on November 2, 1999 and the close of business on December 2, 1999, for inclusion in the Company's proxy statement and form of proxy for that meeting. Any such proposal should be mailed to the attention of the Corporate Secretary.

   Attached, as Exhibit 99 to the Form 10-Q, is the Company's press release dated July 19, 1999 regarding second quarter 1999 earnings which is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number            Exhibit Name                                          Page No.

4.1 Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Commission upon request.

27          Financial data schedule (for SEC information only)             n/a

99          Press release dated July 19, 1999 regarding quarterly earnings n/a

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 1999 reporting matters under Item 5, Other Events:

April 12, 1999
   Reporting that the Company had issued a press release stating that GM's board of directors approved complete separation of Delphi from GM.
April 15, 1999
   Reporting that the Company had issued a press release with earnings for the three months ended March 31, 1999.
April 28, 1999
   Filing certain documents related to the Company's term debt offering.
May 28, 1999
   Reporting that the Company had issued a press release stating that Delphi was fully divested from GM, and that, as a result, GM executives had resigned from Delphi's Board of Directors.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        DELPHI AUTOMOTIVE SYSTEMS CORPORATION
                                                    (Registrant)


July 19, 1999                                         /s/ Paul R. Free
-------------                                   ------------------------------
                                                Paul R. Free, Chief Accounting
                                                Officer and Controller