Form 10-Q
period 1999-09-30
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 1999-10-13
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from                         to

Commission file No. 1-14787

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-3430473
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5725 Delphi Drive, Troy, Michigan	48098
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (248) 813-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X      No

      As of September 30, 1999, 561 million shares of the issuer’s $0.01 par value common stock were outstanding.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI AUTOMOTIVE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
DELPHI AUTOMOTIVE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
DELPHI AUTOMOTIVE SYSTEMS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DELPHI AUTOMOTIVE SYSTEMS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURE

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

INDEX

Page No.

Part I — Financial Information
Item 1. Financial Statements

Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 1999 and 1998	3

Consolidated Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and 1998	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Part II — Other Information

Item 1. Legal Proceedings	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signature	22

Exhibit 27 Financial Data Schedule (for SEC information only)	n/a

Exhibit 99 Press release dated October 13, 1999	n/a

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in millions, except per share amounts)

Net sales:

General Motors	$5,102	$4,641	$16,941	$16,195

Other customers	1,688	1,374	5,001	4,484

Total net sales	6,790	6,015	21,942	20,679

Less operating expenses:

Cost of sales, excluding items listed below	5,980	6,151	18,824	19,220

Selling, general and administrative	402	345	1,180	1,012

Depreciation and amortization	202	248	646	731

Total operating expenses	6,584	6,744	20,650	20,963

Operating income (loss)	206	(729)	1,292	(284)

Less interest expense	34	68	94	199

Other income (expense), net	48	(10)	115	124

Income (loss) before income taxes	220	(807)	1,313	(359)

Income tax expense (benefit)	84	(307)	499	(178)

Net income (loss)	$136	$(500)	$814	$(181)

Earnings (loss) per share (Note 2)

Basic and diluted	$0.24	$(1.08)	$1.48	$(0.39)

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	1999	December 31,
	(Unaudited)	1998

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$1,217	$995

Other marketable securities	41	5

Total cash and marketable securities	1,258	1,000

Accounts receivable, net:

General Motors	4,258	2,236

Other customers	1,505	977

Inventories, net (Note 3)	1,601	1,770

Deferred income taxes	263	285

Prepaid expenses and other assets	59	137

Total current assets	8,944	6,405

Property, net	4,998	4,965

Deferred income taxes	2,811	2,813

Other assets	1,491	1,323

Total assets	$18,244	$15,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt (Note 4)	$119	$359

Accounts payable	2,908	2,260

Accrued liabilities	1,737	1,438

Total current liabilities	4,764	4,057
Long-term debt, including intracompany note payable to

General Motors in 1998 (Note 4)	1,647	3,141

Pension benefits (Note 5)	1,543	2,180

Postretirement benefits other than pensions (Note 5)	4,938	4,573

Other liabilities	1,640	1,546

Total liabilities	14,532	15,497

Stockholders’ equity (Note 6):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million and 465 million shares issued, respectively	6	—

Additional paid in capital	3,233	—

Retained earnings	735	—

General Motors’ net investment	—	77

Accumulated translation adjustments	(195)	(68)

Treasury stock, at cost (4 million shares in 1999)	(67)	—

Total stockholders’ equity	3,712	9

Total liabilities and stockholders’ equity	$18,244	$15,506

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	1999	1998

	(in millions)

Cash flows from operating activities:

Net income (loss)	$814	$(181)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	646	731

Pre-tax loss on disposal of business units	—	430

Changes in operating assets and liabilities:

Accounts receivable, net	(4,150)	101

Inventories, net (Note 3)	169	266

Prepaid expenses and other assets	2	(32)

Deferred income taxes	106	75

Accounts payable	648	(299)

Accrued liabilities	269	(159)

Other long-term liabilities (Note 5)	(275)	(783)

Other	(157)	(200)

Net cash used in operating activities	(1,928)	(51)

Cash flows from investing activities:

Capital expenditures	(808)	(872)

Acquisition of marketable securities	(144)	(531)

Liquidation of marketable securities	108	522

Other	87	182

Net cash used in investing activities	(757)	(699)

Cash flows from financing activities:

Proceeds from issuance of common stock (Note 2)	1,621	—

Net repayments of credit facilities and other debt (Note 4)	(71)	—

Proceeds from issuance of debt securities (Note 4)	1,484	—

Dividend payments	(40)	—

Purchase of treasury stock	(67)	—
Cash effect of assets and liabilities transferred to General

Motors	—	741

Net cash provided by financing activities	2,927	741

Effect of exchange rate fluctuations on cash and cash equivalents	(20)	—

Increase (decrease) in cash and cash equivalents	222	(9)

Cash and cash equivalents at beginning of period	995	989

Cash and cash equivalents at end of period	$1,217	$980

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BACKGROUND

      Delphi Automotive Systems Corporation (“Delphi”) is the world’s largest and most diversified supplier of automotive components, integrated systems and modules to the automotive industry. We became an independent company during 1999 through a series of transactions (the “Separation”) which are described in further detail below. We were incorporated in late 1998 as a wholly owned subsidiary of General Motors Corporation (“General Motors” or “GM”). Prior to our incorporation we operated our business as a captive component supplier. The Separation occurred in two stages, the first of which involved an offering to the public of 100 million shares of Delphi’s $0.01 par value common stock in February 1999 (the “IPO”). The second stage involved the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”). To effect the Spin-Off, a dividend was declared on GM $1 2/3 par value common stock payable on May 28, 1999 to holders of record as of May 25, 1999. The dividend resulted in a distribution of about 452.6 million shares, or 80.1%, of Delphi’s outstanding common stock. The remaining 12.4 million shares owned by GM were contributed on May 28, 1999 to a voluntary employees’ beneficiary association trust for GM’s U.S. hourly employees.

2.  BASIS OF PRESENTATION

      General—The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Effective January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi and its subsidiaries in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the “Separation Agreement”). The consolidated financial statements as of and for the three and nine months ended September 30, 1999 and the December 31, 1998 consolidated balance sheet give effect to the terms of the Separation Agreement. The consolidated statements of income for the three and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 reflect the historical results of operations and cash flows of the businesses that were considered part of GM’s Delphi business sector during that period. As a result, such 1998 financial data do not reflect the many significant changes that occurred in the operation and funding of Delphi in connection with our separation from GM and the IPO during 1999.

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

      Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

      1998 Pro Forma Financial Information—For comparative purposes, the following financial data has been adjusted to give effect to the IPO and the terms of the Separation Agreement, exclusive of arrangements relating to the transfer of the assets and liabilities to Delphi, as such terms were considered in preparing the December 31, 1998 historical consolidated balance sheet.

      The pro forma condensed consolidated statement of income data has been prepared as if our separation from GM and the IPO had taken place on January 1, 1998. The pro forma condensed consolidated balance sheet data has been prepared as if the transactions described below and the IPO occurred on December 31, 1998. The pro forma condensed statement of income data and pro forma consolidated balance sheet data do not purport to project our financial position or results of operations for any future date. The pro forma adjustments are based upon available information and certain assumptions believed to be reasonable. The pro forma condensed statement of income data and pro forma consolidated balance sheet data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Unaudited Pro forma Condensed Consolidated Statement of Income

For the Three Months Ended September 30, 1998

	Historical	Adjustments		Pro Forma

		(in millions)

Net sales	$6,015			$6,015

Less operating expenses:

Cost of sales, excluding items listed below	6,151	$(62	)(1)	6,089

Selling, general, and administrative	345	(3	)(1)
		38	(2)	380

Depreciation and amortization	248			248

Total operating expenses	6,744	(27)		6,717

Operating loss	(729)	27		(702)

Less interest expense	68			68

Other expense, net	(10)			(10)

Loss before income taxes	(807)	27		(780)

Income tax benefit	(307)	12	(3)	(295)

Net loss	$(500)	$15		$(485)

Unaudited Pro forma Condensed Consolidated Statement of Income

For the Nine Months Ended September 30, 1998

	Historical	Adjustments		Pro Forma

		(in millions)

Net sales	$20,679			$20,679

Less operating expenses:

Cost of sales, excluding items listed below	19,220	$(186	)(1)	19,034

Selling, general, and administrative	1,012	(11	)(1)
		114	(2)	1,115

Depreciation and amortization	731			731

Total operating expenses	20,963	(83)		20,880

Operating loss	(284)	83		(201)

Less interest expense	199			199

Other income, net	124			124

Loss before income taxes	(359)	83		(276)

Income tax benefit	(178)	32	(3)	(146)

Net loss	$(181)	$51		$(130)

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of December 31, 1998

	Historical	Adjustments		Pro Forma

	(in millions)

ASSETS

Current assets:

Cash and marketable securities	$1,000	$1,621	(4)
		(2,100	)(5)
		3,141	(6)
		(1,600	)(7)	$2,062

Accounts receivable, net:

General Motors	2,236	2,100	(5)
		(1,600	)(6)
		1,600	(7)	4,336

Other customers	977			977

Inventories, net	1,770			1,770

Deferred income taxes	285			285

Prepaid expenses and other assets	137			137

Total current assets	6,405	3,162		9,567

Property, net	4,965			4,965

Deferred income taxes	2,813			2,813

Other assets	1,323			1,323

Total assets	$15,506	$3,162		$18,668

LIABILITIES AND EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$359			$359

Accounts payable	2,260			2,260

Accrued liabilities	1,438			1,438

Total current liabilities	4,057			4,057

Long-term debt, including intracompany note payable to General Motors	3,141	$(3,141	)(6)
		3,141	(6)	3,141

Pension benefits	2,180			2,180

Postretirement benefits other than pensions	4,573			4,573

Other liabilities	1,546			1,546

Total liabilities	15,497	—		15,497

Equity:

Common stock	—	1	(4)
		5	(8)	6

Additional paid in capital	—	1,620	(4)
		1,613	(8)	3,233

General Motors’ net investment	77	1,541	(6)
		(1,618	)(8)	—

Accumulated translation adjustments	(68)			(68)

Total equity	9	3,162		3,171

Total liabilities and equity	$15,506	$3,162		$18,668

      The following pro forma adjustments were made to reflect the terms of the Separation Agreement and the IPO:

(1)	Delphi and General Motors have entered into agreements regarding certain employee benefit obligations. The resulting pro forma increases (decreases) in pension and other postretirement benefit costs for the three and nine months ended September 30, 1998 are summarized as follows:

	Three Months	Nine Months

	(in millions)

Pension related costs	$52	$158

Postretirement benefits other than pension	(117)	(355)

Total	$(65)	$(197)

Portion attributable to cost of sales	$(62)	$(186)

Portion attributable to selling, general, and administrative	$(3)	$(11)

(2)	Reflects the estimated incremental selling, general and administrative costs associated with operating Delphi as a stand-alone publicly traded company. The resulting pro forma adjustments for the three and nine months ended September 30, 1998 are as follows:

	Three Months	Nine Months

	(in millions)

Incremental insurance and risk management	$9	$27

Incremental corporate costs*	12	36

Taxes other than income	13	39

Other*	4	12

Total	$38	$114

*	Incremental corporate costs include additional personnel and systems costs required to operate independently and reflect transitional service arrangements with General Motors at terms provided in the Separation Agreement. Other costs include certain sales tax expenses associated with the Separation.

(3)	Income taxes were determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” For purposes of this pro forma presentation, adjustments necessary to record the income tax effect of the pro forma adjustments assume a combined federal and state income tax rate of 38%.

(4)	Reflects the net proceeds from the sale of 100,000,000 shares of common stock in the IPO at a price of $17.00 per share. The IPO proceeds were used for general corporate purposes, including working capital requirements that were impacted by the change in General Motors accounts receivable payment terms described in note (5) below.

(5)	Reflects the change in payment terms for intracompany accounts receivable from General Motors in accordance with the terms of the Separation Agreement. Such payment terms, which generally called for payment in the month following shipment by Delphi, were modified to require payment by General Motors on the second day of the second month following shipment by Delphi.

(6)	Reflects the settlement of certain intracompany accounts receivable from GM with the intracompany note payable to GM. On January 1, 1999, immediately prior to the transactions contemplated by the Separation Agreement, certain intracompany accounts receivable from GM, of about $1.6 billion, were settled with the $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM’s net investment in Delphi.

(7)	Reflects the required adjustment, subsequent to the settlement of intracompany accounts receivable described in note (6) above, to adjust cash and accounts receivable balances to levels that are indicative of amounts associated with ongoing operations.

(8)	Reflects the adjustment to equity to reclassify GM’s net investment as common stock and additional paid-in capital.

      Earnings Per Share—The historical basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflects the weighted average impact of all potentially dilutive securities during the periods presented unless the inclusion would have an antidilutive effect. Diluted shares outstanding include the impact of:

•	Dilutive securities issued concurrent with the IPO in February 1999.

•	Stock options issued in connection with the concurrent cancellation of GM stock options held by Delphi employees at the date of the Spin-Off.

      For historical computations, dilutive securities are only considered in the weighted average shares outstanding from the date of issuance. Weighted average shares outstanding used in calculating historical basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in thousands)

Weighted average shares outstanding	562,955	465,000	549,659	465,000

Effect of dilutive securities	3,518	—	1,780	—

Diluted shares outstanding	566,473	465,000	551,439	465,000

      For comparative purposes, management has calculated basic and diluted weighted average shares outstanding as if shares issued in the IPO were outstanding since January 1, 1998. On this basis, shares outstanding after considering the pro forma impact of the terms of the Separation were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in thousands)

Weighted average shares outstanding	562,955	565,000	564,311	565,000

Effect of dilutive securities	3,518	—	1,780	—

Diluted shares outstanding	566,473	565,000	566,091	565,000

3.  INVENTORIES, NET

      Inventories, net consisted of:

	September 30,	December 31,
	1999	1998

	(in millions)

Productive material, work-in-process and supplies	$1,773	$1,910

Finished goods	221	253

Total inventories at FIFO	1,994	2,163

Less allowances to adjust the carrying value of certain inventories to LIFO	(393)	(393)

Total inventories, net	$1,601	$1,770

4.  DEBT

      On May 4, 1999, we completed a public offering of unsecured term debt securities totaling $1.5 billion with maturities of five years, ten years and thirty years. The offering consisted of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. We used the proceeds of the debt offering to refinance amounts previously outstanding under the long-term portion of our revolving credit facilities. Subsequent to the term debt offering, the $4.9 billion previously available under our revolving credit facilities was reduced to $3.0 billion in available funds, generally split between 364-day and five year tranches. In May 1999, we entered into a commercial paper program providing up to $1.0 billion of available borrowings. The commercial paper program was amended in July 1999 to provide availability of up to $1.5 billion. As of September 30, 1999, there were no amounts outstanding under the revolving credit facility or the commercial paper program.

5.  PENSION AND OTHER POSTRETIREMENT BENEFITS

      Until May 28, 1999, Delphi’s U.S. hourly employees continued to participate in the defined benefit pension plan and other postretirement plans administered by GM. Effective May 28, 1999, pension and other postretirement obligations under the GM plans relating to Delphi’s U.S. active and inactive employees were assumed by Delphi plans subject to the provisions described below. The Delphi plans were established and are being administered under the same terms that existed under the GM plans. GM’s pension plan assets were divided between the pension trusts for qualified plans of Delphi and GM so that each plan’s trust received the legally required amount to meet applicable benefit and tax regulations.

      On September 30, 1999, we made a $300 million voluntary cash contribution to the Delphi pension trust to further fund the plan obligations, bringing our year-to-date voluntary funding to $900 million.

      Under the terms of the Separation Agreement, Delphi U.S. hourly employees who retire on or before October 1, 1999 are treated as GM employees for purposes of pension and other postretirement benefit obligations. The initial allocation of pension and other postretirement benefit obligations between Delphi and GM assumed certain levels of U.S. hourly retirements on or before October 1, 1999. Delphi will record a fourth quarter 1999 adjustment of GM’s initial investment in Delphi to reflect the impact of changes in pension and other postretirement benefit obligations resulting from differences between the actual number of retirements and the estimate used in generating the initial allocation. Retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits could also result in cash payments to GM, the amount and timing of which have not yet been determined and agreed upon by Delphi and GM. Such payments, when determined and agreed upon, may be significant.

6.  STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the nine months ended September 30, 1999 were:

	Common Stock		Additional		Accumulated
			Paid in	Retained	Translation	Treasury
	Shares	Amount	Capital	Earnings	Adjustments	Stock

	(in millions)

Balance at January 1, 1999					$(68)

Stock split	465	$5

Settlement of intracompany balances

Reclassify GM’s net investment			$1,613

Issuance of common shares	100	1	1,620

Shares reacquired for employee benefit plans						$(67)

Net income				$814

Dividends				(79)

Foreign currency translation adjustments					(127)

Balance at September 30, 1999	565	$6	$3,233	$735	$(195)	$(67)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	General	Total
	Motors’ Net	Stockholders’
	Investment	Equity

	(in millions)

Balance at January 1, 1999	$77	$9

Stock split	(5)	—

Settlement of intracompany balances	1,541	1,541

Reclassify GM’s net investment	(1,613)	—

Issuance of common shares		1,621

Shares reacquired for employee benefit plans		(67)

Net income		814

Dividends		(79)

Foreign currency translation adjustments		(127)

Balance at September 30, 1999	$—	$3,712

      In July 1999, the Board of Directors authorized the acquisition of up to 19 million shares of Delphi common stock for reissuance under stock option and other employee benefit plans. As of September 30, 1999, approximately 4 million shares had been reacquired under this program at a total cost of $67 million. Purchases of Delphi common stock are recorded, at cost, as treasury stock and result in a reduction of stockholders’ equity.

7.  Segment Reporting

      Selected information regarding our product sectors is as follows:

		Safety,
	Electronics &	Thermal &
	Mobile	Electrical	Dynamics &
	Communication	Architecture	Propulsion	Other(a)	Total

	(in millions)

For the Three Months Ended:
September 30, 1999

Net sales to GM	$946	$1,645	$2,511	$—	$5,102

Net sales to other customers	182	761	745	—	1,688

Inter-sector net sales	97	39	11	(147)	—

Total net sales	$1,225	$2,445	$3,267	$(147)	$6,790

Operating income (loss)	$110	$62	$46	$(12)	$206

September 30, 1998

Net sales to GM	$781	$1,680	$2,180	$—	$4,641

Net sales to other customers	159	645	570	—	1,374

Inter-sector net sales	55	44	2	(101)	—

Total net sales	$995	$2,369	$2,752	$(101)	$6,015

Operating loss(b)	$(3)	$(405)	$(217)	$(104)	$(729)

		Safety,
	Electronics &	Thermal &
	Mobile	Electrical	Dynamics &
	Communication	Architecture	Propulsion	Other(a)	Total

For the Nine Months Ended:
September 30, 1999

Net sales to GM	$3,154	$5,521	$8,266	$—	$16,941

Net sales to other customers	561	2,252	2,188	—	5,001

Inter-sector net sales	259	152	17	(428)	—

Total net sales	$3,974	$7,925	$10,471	$(428)	$21,942

Operating income (loss)	$448	$526	$392	$(74)	$1,292

September 30, 1998

Net sales to GM	$2,764	$6,030	$7,401	$—	$16,195

Net sales to other customers	467	2,202	1,815	—	4,484

Inter-sector net sales	181	134	6	(321)	—

Total net sales	$3,412	$8,366	$9,222	$(321)	$20,679

Operating income (loss)(b)	$190	$(105)	$(106)	$(263)	$(284)

      Certain 1998 sector results have been reclassified to conform with the 1999 presentation.

(a)	Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

(b)	1998 historical operating income (loss) does not reflect the reductions in employee benefit costs and higher other costs as a result of the Separation Agreement (see Note 2). In addition, during the third quarter we recorded a pre-tax loss of $430 million related to the divestiture of our seating, lighting, and coil spring businesses. After giving effect to the terms of the Separation Agreement, and excluding the loss on divested businesses, our operating income (loss) by product sector would have been (in millions):

		Safety,
	Electronics &	Thermal &
	Mobile	Electrical	Dynamics &
	Communication	Architecture	Propulsion	Other(a)	Total

Three months ended September 30, 1998	$(13)	$19	$(187)	$(91)	$(272)

Nine months ended September 30, 1998	$160	$321	$(28)	$(224)	$229

8.	COMPREHENSIVE INCOME

      Our comprehensive income was:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in millions)

Net income (loss)	$136	$(500)	$814	$(181)

Other comprehensive (loss) income—foreign currency translation adjustments, net of tax	(8)	35	(127)	41

Comprehensive income (loss)	$128	$(465)	$687	$(140)

9.	COMMITMENTS AND CONTINGENCIES

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit worthiness of customers and business partners. As of September 30, 1999, one customer /business partner was experiencing financial difficulties. Delphi’s balance sheet as of September 30, 1999 includes accounts receivable of $27 million and investments in joint ventures relating to this customer /business partner, the value of which may be impacted by the future performance of this customer /business partner.

      Delphi is from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, violation of product warranties, employment-related matters, environmental matters, patent infringements and other intellectual property disputes. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

10.	TENTATIVE LABOR AGREEMENT

      During September 1999 Delphi and the United Auto Workers reached a tentative labor agreement. The agreement, which should be effective as of October 18, 1999, provides for enhanced benefits and certain other changes. Results of ratification votes are pending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      Delphi experienced another exciting quarter as we continued to realize our goals and build on the successes of the first half of 1999. In the third quarter we made significant progress toward achieving our goal of improved labor relations in reaching a tentative agreement with the UAW, our first as an independent company. We also posted strong operating results and generated strong cash flows in the third quarter. This strong cash flow allowed us to make an additional voluntary contribution of $300 million to the Delphi hourly pension plan, continue to pursue growth initiatives and meet our dividend commitments. In addition, our customers continued to recognize our innovative products and technologies, as evidenced by new contract awards from customers such as DaimlerChrysler, Peugeot Citröen and Volkswagen.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD &A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the 1998 pro forma financial information included in Note 2 to our September 30, 1999 financial statements.

     Three Months Ended September 30, 1999 versus Three Months Ended September 30, 1998

      Net Sales. Consolidated net sales and changes in net sales by product sector for the three months ended September 30, 1999 and 1998 were:

	Three Months Ended
	September 30

Product Sector	1999	1998	Change

	(dollars in millions)

Electronics & Mobile Communication	$1,225	$995	$230

Safety, Thermal & Electrical Architecture	2,445	2,369	76

Dynamics & Propulsion	3,267	2,752	515

Eliminations	(147)	(101)	(46)

Consolidated net sales	$6,790	$6,015	$775

      Net sales for the third quarter of 1999 increased $775 million over the comparable period of 1998. Our increased net sales reflect continued growth in revenue from ongoing operations, strong North American sales volume and the impact of work stoppages at certain GM and Delphi locations during the third quarter of 1998. Increases in net sales compared to 1998 occurred despite the impact of $246 million of sales by businesses divested in late 1998 and more than offset continued price pressure that resulted in price reductions totaling $109 million for the 1999 third quarter. After adjusting to eliminate the 1998 sales of divested businesses (primarily seating, lighting and coil spring businesses previously included in our Safety, Thermal and Electrical Architecture product sector), our consolidated net sales for the third quarter of 1999 increased 17.7% over the comparable period of 1998.

      Non-GM sales for the third quarter of 1999 increased 16.2% on a comparable basis over the third quarter of 1998. This increase represents a strong contribution to our goal of an annual increase in non-GM sales of 10%.

      Operating Income. Operating income was $206 million for the third quarter of 1999 compared to an operating loss of $729 million for the third quarter of 1998. During the third quarter of 1998, we recorded a loss of $430 million, or $271 million after-tax, related to divestitures involving our seating, lighting, and coil spring businesses. The charge had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively. In addition, our reported operating loss for 1998 does not reflect the reductions in employee benefit costs and higher other costs as a result of our separation agreement with GM (the “Separation Agreement”). After giving effect to the terms of the Separation Agreement (see Note 2 to our financial statements), and excluding the loss on divested businesses, our operating income (loss) by product sector for the three months ended September 30, 1999 and 1998 was:

	Three Months Ended
	September 30

		Pro Forma
Product Sector	1999	1998*	Change

	(dollars in millions)

Electronics & Mobile Communication	$110	$(13)	$123

Safety, Thermal & Electrical Architecture	62	19	43

Dynamics & Propulsion	46	(187)	233

Other	(12)	(91)	79

Total operating income	$206	$(272)	$478

      The strong improvement in third quarter 1999 operating income reflects increased volumes due to a strong North American market and the impact of work stoppages at certain GM and Delphi locations during the third quarter of 1998. The improvement also reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. Our gross margin was 11.9% for the three months ended September 30, 1999 compared to an adjusted pro forma gross margin of 5.1% for the comparable period of 1998. Selling, general and administrative expenses during the third quarter of 1999 increased compared to pro forma 1998 amounts due to incremental costs required as a result of our efforts to pursue non-GM customers and expand our global operations. The increase also reflects Delphi’s efforts to control spending during the period of work stoppage in 1998. Depreciation and amortization expense in the third quarter of 1999 of $202 million was consistent with the third quarter 1998 expense of $200 million, excluding the impact of the sale of divested businesses.

      Net Income. Net income totaled $136 million for the third quarter of 1999 compared to a historical net loss of $500 million for the third quarter of 1998. For comparative purposes, after giving effect to the terms of the Separation Agreement, and excluding the $271 million loss on divested businesses, our pro forma net loss for the three months ended September 30, 1998 would have been $214 million. Interest expense decreased by $34 million due to lower 1999 average outstanding debt balances. Our lower debt balances reflect the impact of strong cash flows during 1999. Our effective income tax rate of 38% for the third quarter of 1999 was the same as our pro forma effective rate during the comparable period of 1998.

      Earnings per share. Earnings (loss) per share calculations are complicated by the changes in shares outstanding related to the steps involved in our separation from GM. Currently, we have approximately 561 million shares outstanding, consisting of the 100 million shares issued in our initial public offering in February 1999 and 465 million shares previously owned by GM, net of approximately 4 million treasury shares acquired during the third quarter. In connection with the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”) on May 28, 1999, stock options held by Delphi employees on shares of GM common stock were converted to equivalent stock options on Delphi common stock. Under generally accepted accounting principles, the shares issued in our IPO and dilution associated with the converted options are excluded from the 1998 calculation of earnings per share and only included in the 1999 calculation for the period of time outstanding. This results in diluted earnings (loss) per share of $0.24 and $(1.08) for the three months ended September 30, 1999 and 1998, respectively.

*	Adjusted to exclude the $430 million pre-tax loss related to the sale of our seating, lighting and coil spring businesses.

      Because of the change in outstanding shares since 1998 resulting from the IPO, we believe that the pro forma number of shares outstanding as of September 30, 1998, 565 million, will be widely used in computing our 1998 earnings per share for comparative purposes. On this comparable basis, after giving effect to the terms of the Separation Agreement and excluding the loss on sale of divested businesses, our loss per share would be $(0.38) for the three months ended September 30, 1998. See Note 2 to our consolidated financial statements for additional information.

      Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 1998

      Net Sales. Consolidated net sales and changes in net sales by product sector for the nine months ended September 30, 1999 and 1998 were:

	Nine Months Ended
	September 30

Product Sector	1999	1998	Change

	(dollars in millions)

Electronics & Mobile Communication	$3,974	$3,412	$562

Safety, Thermal & Electrical Architecture	7,925	8,366	(441)

Dynamics & Propulsion	10,471	9,222	1,249

Eliminations	(428)	(321)	(107)

Consolidated net sales	$21,942	$20,679	$1,263

      Net sales for the first nine months of 1999 increased $1.3 billion over the comparable period of 1998. Our increased net sales reflect strong North American sales volume and the impact of work stoppages at certain GM and Delphi locations during the second and third quarters of 1998. Increases in net sales compared to 1998 occurred despite the impact of $1.2 billion of sales by businesses divested during 1998 and more than offset continued price pressure that resulted in price reductions totaling $338 million for the first nine months of 1999. After adjusting to eliminate the 1998 sales of divested businesses (primarily seating, lighting and coil spring businesses previously included in our Safety, Thermal and Electrical Architecture product sector), our 1999 year to date net sales increased 12.7% over the comparable period of 1998. Non-GM sales for the first nine months of 1999 increased 13.1% on a comparable basis over the first nine months of 1998. This increase indicates that we are on-track to achieve our goal of an annual increase in non-GM sales of 10%.

      Operating Income. Operating income was $1.3 billion for the nine months of 1999 compared to an operating loss of $284 million for the nine months of 1998. After giving effect to the terms of the Separation Agreement (see Note 2 to our financial statements), and excluding the $430 million loss on divested businesses, our operating income (loss) by product sector for the nine months ended September 30, 1999 and 1998 was:

	Nine Months Ended
	September 30

		Pro Forma
Product Sector	1999	1998*	Change

	(dollars in millions)

Electronics & Mobile Communication	$448	$160	$288

Safety, Thermal & Electrical Architecture	526	321	205

Dynamics & Propulsion	392	(28)	420

Other	(74)	(224)	150

Total operating income	$1,292	$229	$1,063

      Operating income for the first nine months of 1999 increased $1.1 billion over the pro forma comparable period of 1998 reflecting strong volume growth, partially due to work stoppages that impacted the second and third quarters of 1998, and the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. Our gross margin was 14.2% for the nine months of 1999 compared to an adjusted pro forma gross margin of 9.8% for the comparable period of 1998. Gross margin improvements were partially offset by increased selling, general and administrative expenses due to incremental costs required as a result of our efforts to pursue business with non-GM customers and expand our global operations. Depreciation and amortization expense for 1999 improved over

*	Adjusted to exclude the $430 million pre-tax loss related to the sale of our seating, lighting and coil spring businesses.

1998 reflecting reductions in expense due to the asset impairment charge recognized in 1998, businesses divested during 1998 and the timing of various capital projects.

      Net Income. Net income for the nine months of 1999 was $814 million compared to a historical net loss of $181 million for the nine months of 1998. For comparative purposes, after giving effect to the terms of the Separation Agreement, and excluding the $271 million loss on divested businesses, our adjusted pro forma net income for the nine months of 1998 was $141 million. Interest expense decreased by $105 million as strong 1999 cash flows reduced our average outstanding debt balances. Our effective income tax rate, after giving effect to the terms of the Separation Agreement and adjusting to exclude the loss on sale of divested businesses in 1998, increased from 8.4% during the first nine months of 1998 to 38.0% for the comparable period of 1999. The increased effective income tax rate primarily reflects changes in the tax environment resulting from our separation from GM.

      Earnings per share. Diluted earnings per share for the nine months ended September 30, 1999 were $1.48 compared to a historical diluted loss per share of $(0.39) for the nine months ended September 30, 1998. For comparative purposes, assuming the 100 million shares issued in our IPO were outstanding since January 1, 1998 and after giving effect to the terms of the Separation Agreement and excluding the loss on sale of divested businesses, our earnings per share would have been $0.25 for the first nine months of 1998.

Liquidity and Capital Resources

     Liquidity

      Our net liquidity, measured as cash and marketable securities less total debt, was $(508) million at September 30, 1999 compared to $(2.5) billion at December 31, 1998. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 32% at September 30, 1999 and 100% at December 31, 1998. If our Separation from GM and the IPO had occurred on December 31, 1998, our pro forma net liquidity and ratio of total debt to total capital would have been $(1.4) billion and 52% at December 31, 1998, respectively. The improvements in our net liquidity and ratio of total debt to total capital, after adjusting for the impact of the Separation Agreement and our initial public offering, resulted from strong cash flows generated during the first nine months of 1999. See “—Liquidity and Capital Resources—Cash Flows.” We expect that our improved net liquidity position will allow for continuing pursuit of our objectives for pension funding, while preserving flexibility for strategic growth initiatives and other activities designed to enhance shareholder value.

     Extension of Payment Terms

      In accordance with the Separation Agreement, effective January 1, 1999, payment terms for our accounts receivable from GM were modified such that payments are generally due to us on the second day of the second month following the date of shipment. These modified payment terms are consistent with those GM is currently in the process of introducing to all of its suppliers. Previous payment terms generally required GM to make accounts receivable payments in the month following shipment by Delphi. When the change in payment terms was implemented, our accounts receivable increased by approximately $2.1 billion. In response to the change in accounts receivable payment terms as a result of the Separation Agreement, we have successfully extended payment terms with many of our suppliers. We expect to continue to negotiate these extended terms with our suppliers over time.

     Debt Capitalization and Available Financing Sources

      Immediately prior to the transactions contemplated by the Separation Agreement, approximately $1.6 billion of certain intracompany accounts receivable from GM were offset with a $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM’s net investment in Delphi.

      In January 1999, we entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $4.9 billion in available revolving credit facilities. In general, the facilities provided up to $4.9 billion of available credit to be used for general corporate purposes through January 3, 2000, after which $1.5 billion would be available through January 3, 2004. On May 4, 1999, we completed a public offering of unsecured term debt securities totaling $1.5 billion in equal five year, ten year and thirty year tranches. The proceeds were used to refinance amounts previously outstanding under the long-term portion of our revolving credit facilities. Subsequent to the unsecured debt issuance, the $4.9 billion previously available under our revolving credit facilities was reduced to $3.0 billion in available funds, generally split between 364-day and five year tranches. See Note 4 to our consolidated financial statements for additional information. In

May 1999, we entered into a commercial paper program providing up to $1.0 billion of available borrowings, which was increased to $1.5 billion of availability in July 1999. As of September 30, 1999, we had no amounts outstanding under our revolving credit facilities or commercial paper program.

Cash Flows

      Operating Activities. Net cash used in operating activities was $1.9 billion and $51 million for the nine months ended September 30, 1999 and 1998, respectively. The use of cash during 1999 reflects the impact of the settlement of certain accounts receivable with GM and the change in accounts receivable payment terms in accordance with the terms of the Separation Agreement. Net cash provided by operating activities for the first nine months of 1999, excluding the impact of the settlement of accounts receivable and change in payment terms, would have been $1.8 billion. Cash generated during the first nine months of 1999 reflects our strong earnings, reductions in inventory levels resulting from our lean manufacturing initiatives and the timing of payments for accounts payable and certain accrued expenses. These favorable cash flows were partially offset by $900 million in voluntary pension contributions made in the second and third quarters of 1999.

      Investing Activities. Cash flows used in investing activities totaled $757 million and $699 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investing activities primarily relates to our capital expenditure program. The decrease in cash used in investing activities primarily reflects differences in the timing of project spending for new product programs. We expect total capital expenditures for 1999 to be lower than our 1998 capital expenditures of $1.4 billion.

      Financing Activities. Net cash provided by financing activities was $2.9 billion and $741 million for the nine months ended September 30, 1999 and 1998, respectively. Cash provided by financing activities for the nine months of 1999 include the proceeds from our initial public offering in February 1999 and the proceeds from our public offering of unsecured term debt securities in May 1999. The proceeds from our initial public offering were used for general corporate purposes, including working capital requirements which were initially impacted by the change in General Motors accounts receivable payment terms described above. The proceeds from our debt offering were used to refinance amounts previously borrowed under our revolving credit facilities. During the third quarter of 1999, we acquired approximately 4 million shares of Delphi common stock in the open market to be reissued under stock option and other employee benefit plans. Cash used to acquire treasury shares during 1999 totaled $67 million.

      Dividends. On September 8, 1999, the Delphi Board declared a quarterly dividend on Delphi common stock of $0.07 per share, payable on October 18, 1999. The dividend declared on June 9, 1999 was paid on July 20, 1999.

Our Other Postretirement Employee Benefits and Pension Obligations

      Until May 28, 1999, Delphi’s U.S. hourly employees continued to participate in the defined benefit pension plan and other postretirement plans administered by GM. Effective May 28, 1999, pension and other postretirement obligations under the GM plans relating to Delphi’s U.S. active and inactive employees were assumed by Delphi plans subject to the provisions described below. The Delphi plans were established and are being administered under the same terms that existed under the GM plans. GM’s pension plan assets were divided between the pension trusts for qualified plans of Delphi and GM so that each plan’s trust received the legally required amount to meet applicable benefit and tax regulations.

      As part of our capital planning process, we may make voluntary contributions to our pension plans in excess of federal regulatory minimum requirements to improve the funded status of our pension plans. In this regard, we made a $300 million voluntary cash contribution to the Delphi hourly pension plan on September 30, 1999, bringing our total voluntary cash contributions to $900 million year-to-date. Our intent continues to be to fully fund our current hourly pension benefits over the next few years on an economic basis.

      Under the terms of the Separation Agreement, Delphi U.S. hourly employees who retire on or before October 1, 1999 are treated as GM employees for purposes of pension and other postretirement benefit obligations. The initial allocation of pension and other postretirement benefit obligations between Delphi and GM assumed certain levels of U.S. hourly retirements on or before October 1, 1999. Delphi will record a fourth quarter 1999 adjustment of GM’s initial investment in Delphi to reflect the impact of changes in pension and other postretirement benefit obligations resulting from differences between the actual number of retirements and the estimate used in generating the initial allocation. Retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits could also result in cash payments to GM, the amount and timing of which have not yet been determined and agreed upon by Delphi and GM. Such payments, when determined and agreed upon, may be significant.

Year 2000

      As of the end of the third quarter of 1999, our efforts to minimize the risk of disruption from the Year 2000 issue are near completion. Our overall plan to address the Year 2000 problem is described more fully in our 1998 Annual Report on Form 10-K; the following is an update of the information included therein. As a result of the implementation of new enterprise software during the previous quarter, we were able to complete the readiness testing of our critical systems. Delphi Year 2000 teams around the world have successfully completed the inventory, assessment and remediation of those systems and components affected by the Year 2000 issue. Currently, we are focusing on contingency planning, change management, transition planning and command center activities.

      We continue our contingency planning efforts, which focus on minimizing the scope and duration of disruptions by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems should they arise.

      Our change management program seeks to minimize exposure to risk by avoiding the unnecessary modification or addition of new hardware and software. A freeze is in place for the remainder of the year, whereby existing systems cannot be modified and new systems cannot be added unless it is absolutely required or in support of a customer requirement.

      The transition planning process determines the activities to be carried out prior to, during and after the Year 2000 transition period to ensure smooth restoration of the operations that are essential to the day-to-day functioning of the operating units. It includes steps such as data backup and controlled shut down and start up of critical equipment. The ultimate goal of transition planning is to facilitate a smooth start up of operations during the transition period, specifically December 1999 and January 2000.

      Command centers around the world are being established to actively monitor and manage the Year 2000 transition, provide regular and timely status reports and respond to inquiries. Staffed by business and IT experts during the transition period, the command centers will coordinate preventive measures and solutions across Delphi, solve common problems and provide a focal point for Year 2000 communications.

      Additionally, over 8,000 suppliers to Delphi and its subsidiaries have been assessed and are being Year 2000 certified through one of the industry’s most comprehensive supplier chain readiness programs. In addition to monitoring our own efforts, Delphi is monitoring utility providers and government agencies in over 35 countries to determine their state of Year 2000 readiness, as it could affect our Year 2000 efforts. To the extent possible, Delphi has developed contingency plans to address the lack of Year 2000 readiness on the part of suppliers and outside organizations.

      The cost of our Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware and computer software costs developed for internal use. Total incremental spending by Delphi is not expected to be material to our company’s operations, liquidity or capital resources. We incurred approximately $7 million of Year 2000 expenses during the third quarter of 1999. Delphi currently expects its total Year 2000 spending to be approximately $101 million, which has been and will continue to be funded from operations.

      We do not anticipate a significant disruption of our business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect Delphi and third parties, including our customers, that are critical to Delphi’s operations. If we are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on our business, results of operations or financial condition.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements relating to volume growth, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. A list of factors which could impact future events and performance is included in the Delphi Automotive Systems Corporation 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 5.  OTHER INFORMATION

      Stockholders’ proposals intended to be presented at the 2000 Annual Meeting of Stockholders must be received between the close of business on November 2, 1999 and the close of business on December 2, 1999, for inclusion in the Company’s proxy statement and form of proxy for that meeting. Any such proposal should be mailed to the attention of the Corporate Secretary.

      BankBoston EquiServe, Delphi’s transfer agent, has established a Stock Purchase and Dividend Reinvestment Program for Delphi common stock. For further information, contact BankBoston EquiServe at (800) 818-6599 (outside of the U.S. call 781-575-3990).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number	Exhibit Name	Page No.

4.1	Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Commission upon request.

27	Financial data schedule (for SEC information only)	n/a

99	Press release dated October 13, 1999 regarding quarterly earnings (filed but not included herein)	n/a

(b)  REPORTS ON FORM 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

October 13, 1999	/s/ PAUL R. FREE Paul R. Free, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

4.1	Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Commission upon request.

27	Financial data schedule (for SEC information only)

99	Press release dated October 13, 1999 regarding quarterly earnings (filed but not included herein)