Form 10-K405
period 1999-12-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2000-02-09
CIK 1072342

DELPHI AUTOMOTIVE SYSTEMS CORPORATION
PART I DELPHI AUTOMOTIVE SYSTEMS CORPORATION
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unaudited Pro Forma Condensed Consolidated Statement of Operations For The Year Ended December 31, 1998 (in millions, except per share amounts)
Unaudited Pro Forma Condensed Consolidated Balance Sheet As of December 31, 1998 (in millions)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
DELPHI AUTOMOTIVE SYSTEMS CORPORATION
5. PROPERTY, NET
6. ACCRUED LIABILITIES
8. PENSION AND OTHER POSTRETIREMENT BENEFITS
10. OTHER INCOME, NET
11. STOCK INCENTIVE PLANS
15. QUARTERLY DATA (UNAUDITED)
16. SUBSEQUENT EVENT
PART III
PART IV
SIGNATURES

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ------------------ to ------------------.

Commission File No. 1-14787

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of
Incorporation or Organization)

5725 Delphi Drive, Troy, Michigan

(Address of Principal Executive Offices)

38-3430473

(IRS Employer
Identification Number)

48098

(Zip Code)

Registrant’s telephone number, including area code (248) 813-2000

     Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 par value per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange
6 1/8% notes due May 1, 2004	New York Stock Exchange
6 1/2% notes due May 1, 2009	New York Stock Exchange
7 1/8% debentures due May 1, 2029	New York Stock Exchange

     The notes and debentures identified above are also listed for trading on the Luxembourg Stock Exchange.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     As of January 31, 2000, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $9.7 billion. The closing price of the Common Stock on January 31, 2000 as reported on the New York Stock Exchange was $17.31 per share. As of January 31, 2000, the number of shares outstanding of the registrant’s Common Stock was 562 million shares.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2000 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 1999, are incorporated by reference into Part III, Items 10-13.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

PART I

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

ITEM 1.  BUSINESS

      Overview  Delphi Automotive Systems Corporation (“Delphi”) is a world leading supplier of automotive components, integrated systems and modules to the automotive industry, with 1999 net sales of $29.2 billion. We have both extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to automotive vehicle manufacturers (“VMs”). We operate our business along three major product sectors, which work closely together to coordinate our product development and marketing efforts. Our three product sectors are: Electronics & Mobile Communication, which includes our automotive electronics and audio and communication systems; Safety, Thermal & Electrical Architecture, which includes our interior, thermal and power and signal distribution products; and Dynamics & Propulsion, which includes our energy and engine management, chassis and steering products. See Note 12 to our consolidated financial statements included elsewhere in this report for additional product sector information.

      We also sell our products to the worldwide aftermarket for replacement parts and to non-VM customers, including a broad portfolio of high-quality aftermarket products, such as air conditioning systems and thermal parts, security systems, batteries, shock absorbers and lubricants. By leveraging our technical knowledge, product portfolio and distribution network, we are able to offer a diversified line of aftermarket products that cover a wide range of vehicle makes.

      Several years ago, we began to transform our company from a North American-based, captive component supplier to General Motors Corporation (“General Motors” or “GM”) into a global supplier of components, integrated systems and modules for a wide range of customers. We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. We now sell our products to the major VMs around the world. Since 1995, our sales to customers other than GM have grown from 15.9% of our total sales to 24.1% in 1999. For this purpose, our total sales include all sales by entities in which we own a minority interest.

      History  Delphi was incorporated in Delaware in late 1998, as a wholly owned subsidiary of GM. Prior to January 1, 1999, GM conducted the business through various divisions and subsidiaries. Effective January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi and its subsidiaries in accordance with the terms of a Master Separation Agreement to which Delphi and GM are parties (the “Separation Agreement”). We became an independent company during 1999 through a series of transactions (the “Separation”). The Separation occurred in two stages, the first of which involved an offering to the public of 100 million shares of Delphi’s $0.01 par value common stock in February 1999 (the “IPO”). The second stage involved the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”) to holders of record of GM $1 2/3 par value common stock in May 1999. The dividend resulted in a distribution of approximately 452.6 million shares, or 80.1%, of Delphi’s outstanding common stock. The remaining 12.4 million shares owned by GM were contributed on May 28, 1999 to a voluntary employees’ beneficiary association trust for GM’s U.S. hourly employees.

      Current Developments  In January 2000, Delphi completed the acquisition of substantially all the assets of Lucas Diesel Systems and its related aftermarket activities from TRW Inc. for approximately $871 million, subject to adjustments for certain post-closing events. This entity, now Delphi Diesel Systems, a Paris-based company with fiscal 1999 sales of approximately $1.1 billion, is a worldwide producer of diesel fuel-injection systems for light, medium and heavy-duty vehicles. The acquisition is expected to support our key initiatives by:

•	Strengthening our technology focus by adding new high-growth diesel product lines, including common rail and electronic unit injection (“EUI”)

•	Boosting our European sales by more than 20% to more than $5 billion

•	Enhancing our system and product capabilities and complementing our gasoline engine management systems capabilities

•	Increasing our reported non-GM sales by an estimated 16% to approximately $8 billion on an annualized basis

Industry

      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that five key trends have been reshaping the automotive parts industry over the past several years:

      Increasing Electronic Content  The electronic content of vehicles continues to increase, largely driven by increasingly stringent regulatory standards for automotive emissions and safety, as well as consumer demand for increased vehicle performance and functionality at a lower cost. Electronics integration, which generally refers to replacing mechanical components with electronic components and integration of mechanical and electrical functions within the vehicle, allows VMs to achieve substantial reductions in the weight and mechanical complexity of automotive vehicles, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance.

      Globalization of Suppliers  The globalization of VMs, which reflects the broader global market for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations, has driven the globalization of suppliers as they follow their customers. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms such as “world cars,” which typically are designed in one location but produced and sold in many different geographic markets around the world.

      Increased Emphasis on Systems and Modules Sourcing   In order to simplify the vehicle design and assembly processes and reduce their costs, VMs increasingly look to their suppliers to provide fully engineered systems and pre-assembled combinations of components rather than individual components. By offering sophisticated systems and modules rather than individual components, Tier 1 suppliers have assumed many of the design, engineering, research and development and assembly functions traditionally performed by VMs. In addition, suppliers often manufacture and ship component parts to the general location of a VM’s assembly line and then provide local assembly of systems and modules.

      Ongoing Industry Consolidation  The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations, build stronger customer relationships and follow their customers as they expand globally, acquire complementary technologies and shift production to locations with more flexible local work rules and practices. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation.

      Shorter Product Development Cycles  Suppliers are under pressure from VMs to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. For example, vehicle demand in North America has shifted from cars to light trucks and vans over the last several years, requiring suppliers to modify their operations to focus on parts for these vehicles. In developing countries, broad economic improvements have been and continue to be made, increasing demand for smaller, less expensive vehicles that satisfy basic transportation needs. In addition, increasingly stringent government regulations regarding vehicle safety and environmental standards are driving new product development.

Strategy

      The key elements of our business strategy are:

      Supply High-Quality, Innovative Components, Systems and Modules  By building on our electronics integration expertise, our systems capabilities and the breadth of our product offerings, we are working to develop high-quality product offerings that will provide our customers with the ability to offer consumers enhanced vehicle control, superior occupant protection, collision avoidance systems, onboard communications systems, advanced energy and engine management systems, advanced electrical and electronic vehicle architecture and passenger entertainment and convenience features at competitive prices.

      Leverage Global Presence  We believe that we can provide significant manufacturing, engineering, technical and other support to our customers in every major market in which they operate. As of December 31, 1999, we had 166 wholly owned and leased manufacturing sites, 27 technical centers, 51 customer service centers and sales activity offices and 40 joint ventures or other strategic alliances in 37 countries on six continents. For financial information regarding the principal geographic areas in which we operate, see Note 12 to the consolidated financial statements included elsewhere in this report.

      Complete Strategic Acquisitions, Joint Ventures and Alliances  We intend to participate actively in the industry trend toward consolidation by pursuing strategic acquisitions and alliances in order to complement or fill gaps in our existing product portfolio, enhance our design and manufacturing capabilities, improve our geographic presence in selected areas and increase our access to new customers. As part of this strategy, in January 2000, we completed the acquisition of Lucas Diesel Systems from TRW Inc. With this acquisition, we expect to broaden our technology portfolio by adding new high growth diesel product lines, enhance our engine management system capabilities, increase our presence in Europe, and increase our non-GM sales by an estimated 16% to approximately $8 billion.

      Improve Operating Performance  Our primary initiatives to improve operating performance are to:

•	Implement the Delphi Manufacturing System to maximize manufacturing flexibility, reduce total manufacturing costs and achieve lean production;

•	Achieve structural cost reductions through infrastructure improvements and implementing a common organizational and management structure, common training programs and a common set of key metrics for measuring actual performance;

•	Utilize the Delphi Global Purchasing process to ensure a consistent high-quality supply of goods and reduce our materials costs;

•	Improve labor relations by sharing relevant information with our international and local union leadership worldwide and working with the unions to jointly develop competitive local work rules and practices;

•	Actively manage our product portfolio to emphasize comprehensive integrated systems-based solutions for customers; and

•	Apply our fix/sell/close process to identify operations or investments not performing at desired levels and improve our cost competitiveness. With input from our unions, management develops a specific plan to deal with each operation. However, our ability to eliminate product lines, close plants and divest businesses is subject to certain restrictions in agreements with our labor unions and General Motors. See “Arrangements Between Delphi and GM” for additional information.

      Exceed Existing Customers’ Expectations while Building New Relationships  Although we intend to pursue new business with GM and expect to continue to be a principal supplier to GM and its GM-North America operations, our strategy focuses on growing our business across a more diversified customer base, thereby making us less dependent on the volume of vehicles produced by GM-North America. Our goal has been and continues to be to increase our total sales to customers other than GM-North America to at least 50% of our total sales by the end of 2002. In establishing and measuring our progress towards achieving this goal, we include in “total sales” the sales from minority joint ventures and other investments even though these sales are not reflected in our sales as reported in our consolidated financial statements included elsewhere in this report.

      While we currently believe that we will be able to successfully execute the business strategies outlined above, we cannot assure you in this regard. Our ability to execute each of the business strategies discussed above is subject to numerous risks and uncertainties, including those described elsewhere in this report.

Research and Development

      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 1999, we employed more than 15,000 engineers, scientists and technicians around the world with more than one-third focused on electronic and high technology products. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market.

      We believe that continued research and development activities are critical to maintaining our pipeline of technologically advanced products. Our total expenditures for research and development activities were approximately $1.7 billion, $1.4 billion and $1.5 billion in 1999, 1998 and 1997, respectively.

Intellectual Property

      We have generated a large number of patents in the operation of our business. At present, we own full or partial interest in approximately 5,200 patents and 3,950 patent applications worldwide. We expect this portfolio will continue to grow as we are actively pursuing additional technological innovation and are filing an average of 5 to 6 patent applications each business day. While we believe that these patents and patent applications are, in the aggregate, important to the conduct of our business, none is individually considered material to our business.

      Under the terms of our separation from GM, we and GM have agreed that, subject to certain exceptions, GM’s Service Parts Operations (“GM-SPO”) will be the exclusive distributor of our products into the U.S. aftermarket and we will be the exclusive supplier of these products to GM-SPO through at least December 31, 2000. GM-SPO currently markets our products under a number of brand names, including ACDelco(R), FREEDOM(R) and VOYAGER(TM). In connection with our separation from GM, we have agreed with GM-SPO to split the ownership of these aftermarket brands. We own the Freedom brand, although we may not use the brand in the United States until the expiration of our arrangement with GM-SPO. GM-SPO owns the Voyager battery brand, but may only use it on batteries it purchases from us. GM-SPO also owns the ACDelco brand.

Products and Competition

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

      Our product offerings are organized in three product sectors: Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. We currently have approximately

168 products lines. To our knowledge, very few other Tier 1 suppliers compete across the full range of our product areas. Our product sector offerings and principal competitors are summarized below:

      Electronics & Mobile Communication  Our Electronics & Mobile Communication product sector accounted for $5.3 billion of our 1999 sales (16.8% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics products. The sector also offers a wide variety of audio and communication systems for vehicles. The automotive electronics capabilities of this sector are utilized in connection with some of the product offerings of our two other product sectors to produce systems, subsystems and modules designed to enhance vehicle safety, comfort, security and efficiency. Our principal competitors in the Electronics & Mobile Communication product sector include the following: Robert Bosch GmbH, Denso Inc., Mannesman VDO AG, Motorola, Inc. and Siemens AG. Our principal Electronics & Mobile Communication product lines include the following:

Product Line	Description

Audio Systems	A complete range of advanced components, from AM/FM receivers and satellite reception systems with FUBA(R) reception systems to fully integrated acoustic systems, including Monsoon(R) premium audio systems.

Communication Systems	COMMUNIPORT(R) Mobile Multimedia Systems that bring information, communication and entertainment to vehicles and EyeCue(R) head-up displays.

Powertrain and Engine Control Modules	Intelligent controllers that optimize engine and transmission performance.

Collision Warning Systems	FOREWARN(R) forward, side and rear detection systems that increase drivers’ awareness of objects in the vehicle path and provide warnings in a wide range of formats.

Security Systems	Products include sounders, inclination sensors, glass breakage sensors, remote keyless actuation and vehicle immobilization; in Europe these systems are branded TEXALARM(R).

Safety Systems	Restraint systems electronics, including front and side airbag controllers, occupant position sensors and rollover sensors.

      Safety, Thermal & Electrical Architecture  Our Safety, Thermal & Electrical Architecture product sector accounted for $10.5 billion of our 1999 sales (35.3% excluding inter-sector sales). This sector offers a wide range of products relating to the vehicle interior as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. The sector also offers thermal products, including powertrain cooling systems and climate control systems that meet global mandates for alternative refrigerant capabilities. The sector is also a global leader in the production of wiring harnesses and connectors for electrical power and signal distribution. Our principal competitors in the Safety, Thermal & Electrical Architecture product sector include the following: Autoliv Inc., Denso Inc., TRW Inc., Valeo SA and Yazaki Corp. Our principal Safety, Thermal & Electrical Architecture product lines include the following:

Product Line	Description

Safety/Airbag Systems	Airbag systems and modules and adaptive restraint technologies, including driver and passenger airbag modules, side airbag modules and integral steering wheels.

Door Modules	Integrated door hardware systems with various features of power and signal distribution, safety and security, heating, ventilation and air conditioning (“HVAC”), electronic control and interior trim systems.

Product Line	Description

Power Product Systems	Systems include power sliding doors, power liftgates and power rear decklids.

Modular Cockpits	Fully integrated interior systems, featuring electrical/electronic systems, structure and trim systems, steering systems, thermal systems and entertainment and safety systems.

Thermal Management Systems	Systems designed to optimize total vehicle thermal management functions, maintain passenger comfort and powertrain cooling in all climates and driving conditions.

Climate Control Systems	Systems which include HVAC modules, compressors and condensers and are designed to maintain passenger comfort in all climates and weather conditions.

HVAC Modules	HVAC modules that regulate airflow, temperature, humidity and air direction and include evaporators, lightweight aluminum heater cores and blower motor fans.

Powertrain Cooling Systems	Systems designed to optimize powertrain cooling for various driving conditions, including radiators, fans, oil coolers and hoses.

Front End Modules	Modules featuring a single-part concept, integrating condensers, radiators and fans, resulting in reduced product weight and size and higher system performance at lower cost.

Electrical/Electronic (“E/E”) Systems Centers	Products and services relating to E/E system design and production, including E/E centers designed in a variety of configurations and tailored to meet customer-specific applications.

Advanced Data Communication Systems	Products including an optical star coupler, which distributes data in real time via plastic optical fiber throughout an expandable network, and customized multiplex systems and components.

Fiber Optic Lighting Systems	DELight(TM) fiber optic lighting systems that utilize centrally located light sources to provide lighting to specialized applications in the vehicle.

Connection Systems	Wiring connection systems with current-carrying capacity ranging from signal-level to over 300 amps, including the GT Connection System(TM), high density, high frequency Gold Dot(TM) electronic interconnects and a variety of fiber optic data network and point-to-point connection systems.

Ignition Wiring Systems Sensors	Ignition wiring systems and components. Temperature sensors and multifunction sensors that integrate electronics into the packaging. These sensors are sold under the brand name INTELLEK(R).

Switch Products	Pushbutton switches, elastomer switches incorporating integrated electronics and miscellaneous specialty switches.

      Dynamics & Propulsion  Our Dynamics & Propulsion product sector accounted for $14.0 billion of our 1999 sales, (47.9% excluding inter-sector sales). This sector offers a wide range of energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. The sector also offers all major chassis control systems — steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. Our principal competitors in the Dynamics & Propulsion product sector include the following: Robert Bosch GmbH,

NSK Ltd., Siemens AG and TRW Inc. Our principal Dynamics & Propulsion product lines include the following:

Product Line	Description

Engine Management Systems	Engine management systems for diesel and gas applications.

Air/Fuel Management	Subsystems measure, control, manage and deliver a combustible mixture of fuel and air to the combustion chamber.

Energy Storage and Conversion	The generator and battery comprise the principal electrical system in the vehicle. Among other products, we sell batteries into the aftermarket under the FREEDOM(R) brand as described under “Intellectual Property.”

Valve Train	Systems manage engine valve timing and performance to improve fuel economy, reduce emissions and increase torque and power.

Exhaust After-Treatment	Subsystems carry gas away from the engine and remove harmful chemical compounds through catalytic reaction of contaminants.

Sensors and Actuators	Sensors, including our INTELLEK(R) brand sensors, monitor conditions such as presence, speed and chemical content within the vehicle. Actuators control mechanical movement and the flow of fluids within the vehicle.

Ignition	Subsystems provide spark energy for combustion initiation of the air/fuel mixture. Coils, electronics, wires/boots and spark plugs generate and deliver a high voltage charge to the combustion chamber.

Fuel Handling	Subsystems contain and deliver fuel and control evaporative emissions.

Energy Management Systems	ENERGEN(TM) energy management system that enables the availability of additional electrical power and increased functionality to the vehicle.

Intelligent Chassis Control Systems	TRAXXAR(TM) vehicle stability enhancement system integrates all major chassis control systems — steering, braking, suspension and powertrain. GALILEO(R) intelligent brake-by-wire control system combines power assist, anti-lock braking functions, traction control and tunable pedal feel in a modular design.
Advanced Ride Control Suspension Systems	MAGNERIDE(R) and other controlled suspension within our Continuously Variable Real-Time Damping portfolio provides full car modal control with continuously variable independent damping control at each corner.

Chassis Systems and Modules	Systems and modules include complete wheel-to-wheel modules, vertical corner modules, rolling chassis modules, brake corner modules, damper modules and bearings.

Brake Systems	Complete brake systems design capability, including anti-lock brake systems featuring solenoid control technology that can accommodate traction control.

Suspension and Brake Components	Components include calipers, rotors, drums, master cylinders, boosters, drum brake assemblies, shock absorbers, friction materials, struts, airspring lifts, Liteflex composite springs and leveling height sensors.

Product Line	Description

Hydraulic Steering Systems	Steering components and fully integrated systems. Components include hydraulic power steering pumps, steering gears, and steering hoses. Variable-effort steering systems such as MAGNASTEER(TM) Magnetic Assist Steering reduce steering effort during low speed maneuvers and improve stability and control at higher speeds.

Electric Steering Systems	Fuel efficient, high performance steering systems such as E-H-STEER(TM) Electro-Hydraulic Power Steering and ESTEER(TM) Electric Power Steering feature engine independent designs for maximum efficiency and packaging flexibility.

Four Wheel Steering Systems	QUADRASTEER(TM) by Delphi is a four-wheel steering system designed for full size vehicles. Using four wheels to steer provides increased high-speed stability and trailering capability, as well as a shorter turning radius for excellent low speed maneuverability.

Advanced Steering Systems	Steer-by-Wire technology reduces the number of traditional mechanical connections, such as the steering column, and replaces them with advanced electronics including actuators, sensors and controllers. The result is increased reliability, reduced mass and improved fuel economy.

Driveline Systems	Halfshafts that transmit the power of the vehicle’s engine to the wheels. Integrated halfshaft designs are provided in a wide variety of joint types and sizes.

Customers

      We currently sell our products to the major VMs. While we expect our business with customers other than GM to increase over time, we also expect that GM will remain our largest customer for a significant period of time due to the long-term nature of sales contracts in our industry, our strong customer-supplier relationship with GM and the supply agreement we entered into with GM in January 1999 in connection with our separation from GM (the “Supply Agreement“), as more fully described elsewhere in this report. However, GM has stated that it intends to increase competition for its business among its suppliers, thus reducing its reliance on any one supplier. We expect to continue to compete effectively for GM business; however, we expect our sales to GM to decline over time. We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the United States, Canada and Mexico (“GM-North America”), and to GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM-SPO.

      The following table shows how our total sales were derived for each of the last three years. The percentages for 1998 were affected by work stoppages at certain GM and Delphi locations in the United States during June and July 1998.

	Total Sales
	Year Ended December 31,

Customer	1999	1998	1997

GM-North America	62.1%	62.2%	65.4%

GM-International	8.6	11.0	11.2

GM-SPO	5.2	5.4	5.1

Total GM	75.9	78.6	81.7

Other Customers	24.1	21.4	18.3

	100.0%	100.0%	100.0%

      For purposes of the preceding table, “total sales” include all of the sales from joint ventures and other investments in which we own a minority interest even though these sales are not reflected in our sales as reported in our consolidated financial statements included elsewhere in this report. This is how we have historically tracked our sales by customer for internal purposes. We include our minority joint venture sales for this purpose because, among other things, they principally relate to our joint ventures outside the United States where we frequently have significant influence over product design and technology and customer relationships but do not own more than 50%. In addition, many of these joint ventures use our technologies. If we did not include these sales, the percentages set forth above for GM generally would be higher.

      Included in sales to other customers in the foregoing table, are sales to non-VM customers. We are continuing our efforts to diversify our business by supplying certain products, including connection systems, flex-circuits wiring, instrumentation and map sensors, and engine controllers, to non-VM customers within the aerospace, motorcycle, construction, cellular and computer industries. Our non-VM customers include Boeing Company, Caterpillar, Inc., Telefonaktiebolaget LM Ericsson, Harley-Davidson Inc., Nokia Corporation and Silicon Graphics Inc. These non-VM sales accounted for only a nominal amount of our total 1999 net sales.

Variability in Delphi’s Business

      Almost all of our business is directly related to automotive sales and production by our customers, which are highly cyclical and depend on general economic conditions, consumer spending and preferences. Any significant reduction in automotive production and sales by our customers would have a material adverse effect on our business. In addition, we have substantial operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December and our European customers generally reduce production during the month of August. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third and fourth quarter results may reflect these trends.

Raw Materials

      We purchase various raw materials for use in our manufacturing processes. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins and are for the most part used by all of our product sectors. All of these raw materials, except the platinum group metals, which we use to produce our catalytic converters, are available from numerous sources. Currently, all of the platinum group metals used by Delphi for catalytic converters produced for GM are procured directly from GM’s suppliers of these metals which are principally located in Russia and South Africa. In light of the potential political instability in these areas, Delphi maintains a two to three month inventory of platinum group metals. Delphi purchases the platinum group metals it uses in catalytic converters manufactured for its customers other than GM directly from suppliers. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials in excess of those reasonably required to meet our production and shipping schedules, except for the two to three month supply of platinum group metals.

Environmental Compliance

      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements. We cannot assure you, however, that we are at all times in compliance with all such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect such expenditures to be material in 2000 or 2001. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future.

      We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been alleged. As of December 31, 1999, Delphi had recorded a reserve of approximately $20 million for such environmental investigation and cleanup. We cannot assure you that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Arrangements Between Delphi and GM

      The separation of Delphi from GM was effective January 1, 1999, when we assumed the assets and related liabilities of GM’s automotive components group. In connection with the Separation, we entered into agreements allocating liabilities and responsibilities in a number of areas including taxes, environmental matters, intellectual property, product liability claims, employee matters, and general litigation claims. We also agreed to indemnify GM against substantially all losses, claims, damages, liabilities or actions arising, whether before or after the separation, out of or in connection with our business and/or our conduct of our business going forward.

      Before the separation, we depended upon other business sectors of GM and some of GM’s affiliates and suppliers for certain services. GM continues to provide a number of services to us, including accounting and information technology services, under various transition services agreements. However, GM recently entered into an agreement to sell the unit that provides a majority of the accounting services. As a result, these services will no longer be provided by GM.

      The Spin-Off was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”) to GM and its stockholders. On January 13, 1999, GM received from the IRS a private letter ruling (the “IRS Ruling”) to such effect. In connection with GM’s request for the IRS Ruling, we made certain representations and warranties to GM regarding our company and our business. We also agreed to certain covenants intended to preserve the tax-free status of the Spin-Off. We may take any action otherwise prohibited by these covenants only if GM has determined, in its sole and absolute discretion, that such action would not jeopardize the tax-free status of the Spin-Off or the qualification of our separation as a reorganization under Section 368 (a)(1)(D) of the Code (a “D Reorganization”). Some of these covenants are described in greater detail below:

•	Acquisition Transactions Until May 28, 2001, we have agreed not to enter into or permit any transaction or series of transactions which would result in a person or persons acquiring or having the right to acquire shares of our capital stock that would comprise 50% or more of either the value of all outstanding shares of our capital stock or the total combined voting power of our outstanding voting stock.

•	Continuation of Active Trade or Business Until May 28, 2001, we have agreed to continue to conduct the active trade or business, within the meaning of Section 355 of the Code, of our company as we conducted it immediately before the Spin-Off. During such time, we have agreed not to:

•	liquidate, dispose of or otherwise discontinue the conduct of any portion of our active trade or business with a value in excess of $2.0 billion; or

•	dispose of any business or assets that would cause our company to be operated in a manner inconsistent in any material respect with the business purposes for the Spin-Off as described to the IRS or tax counsel in connection with GM’s request for the IRS Ruling; or

•	except in the ordinary course of business, sell, transfer, or otherwise dispose of or agree to dispose of assets, including any shares of capital stock of our subsidiaries, that, in the aggregate, constitute more than 60% of our gross assets; or 60% of the consolidated gross assets of us and our subsidiaries.

      Cooperation on Tax Matters  We and GM have agreed to certain procedures with respect to the tax-related covenants described above. We are required to notify GM if we desire to take any action prohibited by the tax-related covenants described above. Upon such notification, if GM determines that such action might jeopardize the tax-free status of the Spin-Off or the qualification of our separation as a D Reorganization, GM has agreed to:

•	use all commercially reasonable efforts to obtain a private letter ruling from the IRS or a tax opinion that would permit us to take the desired action, and we have agreed to cooperate in connection with such efforts; or

•	provide all reasonable cooperation to us in connection with our obtaining such an IRS ruling or tax opinion.

      We agreed at the time of the Separation that we would not have any indebtedness to GM until May 28, 2001. However, GM has recently filed a supplemental private letter ruling request with the IRS to determine whether the existence of certain indebtedness of Delphi to GM would impact the tax-free status of the Spin-Off or the qualification of our separation as a D Reorganization. No response to the supplemental ruling request has been received as of the date of this filing.

      Supply Agreement  Our Supply Agreement with GM is intended to provide us the opportunity to capture future GM business over the next several years. Through December 31, 2001, we will have the ability to secure under competitive purchase order terms the first replacement cycle of all product programs in the United States and Canada which we were providing to GM as of January 1, 1999, and certain other product programs as described below. Thus, we will have the opportunity to match competitive bids from other suppliers on the next generation of the product programs we provided to GM in the United States and Canada as of January 1, 1999, provided those programs are sourced by GM before January 1, 2002. However, in order to utilize this ability to secure next generation business, we must be competitive in terms of design, quality, price, service and technology. Other suppliers’ bids to provide particular products may include offers of price reductions to GM on other current or future products, and GM may under the Supply Agreement consider the economic effect of such package proposals in assessing our competitiveness.

      Our ability to secure next generation business as described above, which is sometimes referred to as a “right of last refusal,” includes production in the United States and Canada of common global vehicle platforms to the extent that we can provide or execute designs that comply with the required form and function specifications determined by GM, as well as production in Mexico of vehicles intended for sale in the United States or Canada; provided that in all cases such programs must meet all of the other necessary criteria, including that such programs were programs in the United States and Canada which we were providing to GM as of January 1, 1999. Other than as described immediately above, our ability to secure next generation business will not apply to any programs of GM’s international automotive operations or to GM vehicle production in Mexico.

      Consistent with GM’s contracts with other suppliers, the Supply Agreement provides GM the right to re-source its business with us if we are not competitive in terms of quality, service, design and technology. Competitiveness is defined by demonstrable product and performance levels available to GM from other suppliers. The term “re-sourcing” refers to the process of moving existing business from Delphi to another supplier. However, if we are non-competitive with respect to a particular product, GM is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business.

      GM is at all times permitted to adopt new technology, whether or not any such new technology is available through us. If GM wishes to introduce a technological change to a product covered by a then existing contract with us, we have a right of last refusal to implement the new technology or an equivalent technology acceptable to GM and continue production through the remaining term of the existing contractual commitment. If we are unable to provide the new technology or equivalent technology on a competitive basis, GM is free to re-source the business to another supplier.

      If we propose to close a plant or eliminate a product line, we must keep GM informed of our decision-making process and in good faith reasonably consider modifying our plans in order to accommodate GM’s timing requirements with respect to re-sourcing the business. Also, if we propose to divest a business, we must keep GM informed of our decision-making process and in good faith reasonably consider GM’s concerns. Upon our selection of a qualified buyer, existing contracts with GM relating to the business being sold may be assigned to the buyer upon GM’s consent, which will not be unreasonably withheld. In such cases, GM will negotiate a new supply agreement with the buyer, which will contain substantially the same terms as our existing arrangements with GM with respect to the business being sold.

      The Supply Agreement also applies to service parts we provide to GM for sale to GM-authorized dealers worldwide. In general, unless otherwise provided in our existing contracts with GM, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM until three years after such service parts go past model. The term “past model” refers to parts which are used on vehicle models which are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties.

      Our underlying supply contracts with GM may be terminated by GM for a variety of factors, such as our non-competitiveness, cause, expiration and, in some cases, termination for convenience. Termination for convenience means GM can terminate the contract at any time for any reason. The majority of underlying contracts having termination for convenience provisions are shorter-term purchase orders. This right to terminate for convenience could be exercised by GM in connection with any change in control of Delphi. Certain change in control transactions could also give GM the right to terminate the Supply Agreement or the underlying contracts. Termination of the Supply Agreement would be likely to have a material adverse effect on our company.

      Employee Matters  We entered into several agreements with GM upon separation to allocate responsibility and liability for certain employee related matters. These arrangements made certain assumptions regarding negotiations with our unions. During 1999, we finalized national labor negotiations with our major unions and amended certain agreements with GM. These agreements generally provide for the following:

      Employee Transfers  As of January 1, 1999, all GM salaried and hourly employees, active and inactive, who were employees in our operations, were transferred to Delphi. However, the transfer of salaried and hourly employees at certain of our international operations, and of certain related pension and employee benefits plans, did not take place until the receipt of consents or approvals or the satisfaction of other applicable requirements. For all U.S. salaried employees who retired on or before January 1, 1999, GM retained responsibility for pension obligations and for other postretirement employee benefits (“OPEB”) obligations, consisting primarily of retiree medical obligations. With regard to our U.S. hourly employees, GM generally retained postretirement obligations for employees who retired on or before January 1, 2000. We will assume pension and OPEB obligations for employees who retire after January 1, 2000.

      The allocation of these obligations was initially based on certain estimated levels of U.S. hourly retirement on or before October 1, 1999 based on historical experience and conditions surrounding Delphi’s separation from GM. As part of the labor negotiations related to the effect of the Spin-Off on union-represented employees, this retirement date was extended to January 1, 2000. Under the Separation Agreement, Delphi agreed with GM to recalculate the allocation of these liabilities based on the actual level of retirements on or before January 1, 2000. Accordingly, if more than the assumed number of employees retire on or before January 1, 2000, we may be required to make a payment to GM. The amount of our pension and OPEB obligations are impacted by factors such as discount rate, asset returns, contributions and other factors. As of December 31, 1999, Delphi’s OPEB obligation was approximately $5.4 billion and the underfunded pension obligation was approximately $1.9 billion, which together included approximately $1.6 billion expected to be owed to GM.

      In connection with GM’s disposition of certain businesses (including Delphi), GM granted the UAW guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called on under this guarantee. As a means of mitigating the risk that the guarantee will be called upon, we have also agreed to consult with GM before taking certain fundamental corporate actions and obtain GM’s consent (not to be unreasonably withheld) before entering into transactions which might significantly adversely affect our ability to meet our pension and postretirement benefits (such as would cause our credit rating to be downgraded below B1 from Moody’s or B+ from Standard & Poors).

      Certain Flow-Back Rights  National union negotiations also resulted in some of our hourly employees in the United States being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the United States having similar opportunities to transfer to our company to the extent job openings become available at our company. In general, if an employee transfers from our company to GM and then retires from GM, or transfers from GM to our company and retires from our company, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire years of service. Responsibility for such pension payments will generally be allocated between the companies based on such employee’s entire pre-transfer or post-transfer service, respectively. In the case of employees transferring from Delphi to GM, pre-transfer service will include service with GM prior to our separation from GM and thus will be reflected in the portion of the pension payments we must bear. There will be no transfer of pension assets or liabilities between us and GM with respect to such employees that transfer between our companies.

      With respect to OPEB obligations for such transferring employees, the company to which an employee transfers will provide the OPEB benefits for such employee. We have entered into an agreement with GM, which provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM during any year. Pursuant to this agreement, upon identification of the employees who transferred between GM and our company during the past year, an actuarial analysis determined an estimated pattern of employment cessation, including retirement, death, or voluntary termination of such employees. This estimated pattern of employment cessation will determine the timing of payments due between us and GM for the employees that transferred between our companies in a given year.

      Separate actuarial analysis was used for employees transferring from our company to GM and from GM to our company. The actuarial assumptions used in valuing the OPEB obligations associated with transferring employees were based on those used in conjunction with the receiving company’s annual OPEB valuation for the given period. The liability with respect to such transferring employees will be retained by the company from which the employee transferred until the cash settlement with respect thereto has been made, upon which such liability will be recognized by the company to which the employee transferred.

      All of the agreements that we entered into in connection with our separation from GM were made in the context of our parent-subsidiary relationship. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Employees; Union Representation

      As of December 31, 1999, excluding our joint ventures and other investments, we employed approximately 203,000 people, of which approximately 34,000 were salaried employees and approximately 169,000 were hourly employees. Of our hourly employees, approximately 95% are represented by approximately 51 unions, including the United Automobile Workers (“UAW”), the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers AFL-CIO (“IUE”) and the United Steel Workers (“USWA”). Our union representation by major region as of December 31, 1999 is indicated in the table below:

Union Representation

	Number of	Number of
Region	Unions	Employees

United States

UAW	1	39,220

IUE	1	13,273

USWA	1	2,071

Other unions	3	150

Total United States	6	54,714

Mexico	6	65,500

Europe	32	32,485

South America	2	1,573

Asia/ Pacific	5	6,115

Total	51	160,387

      We negotiated national bargaining agreements with the UAW and the IUE during the second half of 1999. The Delphi-UAW National Labor Agreement expires in September 2003. The Delphi-IUE National Labor Agreement expires in November 2003. We assumed the terms of existing collective bargaining agreements for our employees represented by other unions, including those represented by the USWA, in connection with the Separation. GM’s national agreement with the USWA expires in September 2007.

ITEM 2.  PROPERTIES

      Our world headquarters is located in Troy, Michigan and occupies approximately 264,000 square feet. We occupy this facility, as well as certain other facilities, under agreements with General Motors.

      We also maintain regional headquarters for our Asia/ Pacific region in Tokyo, Japan, for our Europe/ Middle East/ Africa region in Paris, France and for our South America region in São Paulo, Brazil. Excluding our joint ventures and other investments, we currently maintain approximately 244 sites in 37 countries throughout the world. The following table, excluding our joint ventures and other investments, shows our principal facilities as of December 31, 1999:

	Total	Total	Number of
Region	Owned	Leased	Sites

United States/ Canada	44	25	69

Europe/ Middle East/ Africa	33	56	89

Mexico/ South America	38	20	58

Asia/ Pacific	13	15	28

Total	128	116	244

      In some cases, our manufacturing sites, technical centers and/or customer service centers and sales activity offices are located at a single multiple-purpose site. The following table, excluding our joint ventures and other investments, shows our capabilities as of December 31, 1999:

			Customer
	Manufacturing	Technical	Centers and
Region	Sites	Centers	Sales Offices	Total

United States/ Canada	44	14	11	69

Europe/ Middle East/ Africa	62	7	20	89

Mexico/ South America	48	4	6	58

Asia/ Pacific	12	2	14	28

Total	166	27	51	244

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

      We believe that our facilities are suitable and adequate, and have sufficient productive capacity, to meet our current anticipated needs. We are beginning the process of evaluating how the facilities acquired in January 2000 as part of the Lucas Diesel Systems transaction will be integrated into our overall facilities plan.

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

      In connection with our separation from General Motors, GM agreed to retain responsibility for all product liability actions relating to products we manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. We are responsible for all product liability actions relating to products we sold at any time to customers other than GM. Responsibility for product liability actions relating to products manufactured on or after January 1, 1999 and sold to GM are determined in accordance with the agreements for such sales.

      From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. The terms and conditions of the applicable contract generally govern our warranty responsibility for our products, which vary from contract to contract. Most of our contracts require that we make certain warranties to our customers regarding, among other things, conformity to specifications and freedom from defect.

      VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. Due to limited experience in this regard, we cannot assure you that our costs associated with providing product warranties will not be material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, position, age as of February 1, 2000 and a description of business experience for each of the executive officers of Delphi is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J.T. Battenberg III	56	Chairman of the Board, Chief Executive Officer and President

Alan S. Dawes	45	Director, Chief Financial Officer and Executive Vice President

Donald L. Runkle	54	Director, Executive Vice President and President of Dynamics & Propulsion Sector

Rodney O’Neal	46	Executive Vice President and President of Safety, Thermal & Electrical Architecture Sector

Mark R. Weber	51	Executive Vice President

David B. Wohleen	49	Executive Vice President and President of Electronics & Mobile Communication Sector

Jose Maria Alapont	49	Vice President

Volker J. Barth	52	Vice President

James A. Bertrand	42	Vice President

William A. Ebbert	57	Vice President

Guy C. Hachey	44	Vice President

David R. Heilman	55	Vice President

Ronald M. Pirtle	45	Vice President

James A. Spencer	46	Vice President

Paul J. Tosch	59	Vice President

John P. Arle	52	Vice President

John G. Blahnik	45	Vice President and Treasurer

Kevin M. Butler	44	Vice President

Ray C. Campbell	58	Vice President

Karen L. Healy	45	Vice President

Peter H. Janak	60	Vice President and Chief Information Officer

Mark C. Lorenz	49	Vice President

Logan G. Robinson	50	Vice President and General Counsel

      Mr. Battenberg has led Delphi and its precursor, the Automotive Components Group Worldwide (“ACG Worldwide”), since 1992. In July 1995, he was named President of Delphi. He was named Chief Executive Officer of Delphi in August 1998 and Chairman of the Board of Delphi in November 1998. Mr. Battenberg also serves as the Chairman of the Delphi Strategy Board. Mr. Battenberg held various positions with General Motors beginning in 1961, including Superintendent of Industrial Engineering, Comptroller, Production Manager and Plant Manager. In 1986, he was appointed Product Manager for the former Buick-Oldsmobile-Cadillac Group’s Flint Automotive Division. He later served as Vice President of the division, and then Vice President and Group Executive for the Buick-Oldsmobile-Cadillac Group. Mr. Battenberg was named Vice President and Group Executive of ACG Worldwide in 1992. Two years later, he was elected a Senior Vice President and President of ACG Worldwide. He also served as a member of GM’s President’s Council. In July 1995, he was elected Executive Vice President of GM and President of Delphi Automotive Systems, formerly ACG Worldwide. Mr. Battenberg is on the Board of Trustees of Kettering University, formerly known as General Motors Institute (“GMI”), the National Advisory Board for Chase Manhattan Corp and the Board of Overseers at Columbia Business School. He is also a member of the Council on Competitiveness, the Business Roundtable and the Business Council.

      Mr. Dawes was named Chief Financial Officer of Delphi Automotive Systems in August 1998 and Director and Executive Vice President in charge of Finance, Mergers & Acquisitions and Information

Technology in January 2000. He had been a Vice President of Delphi since November 1998. Previously, Mr. Dawes served as General Manager of Delphi Chassis Systems, formerly Delco Chassis Systems, a position to which he was named in 1994. From 1992 to 1994, he was appointed Executive-in-Charge of Operations for ACG Worldwide. Mr. Dawes joined General Motors in 1981, originally as a financial analyst with its Treasurer’s Office, and held a number of positions including Assistant Treasurer in 1988 and Assistant Comptroller in 1991.

      Mr. Runkle was named a Director, Executive Vice President of Delphi Automotive Systems and President of Delphi Dynamics and Propulsion sector in January 2000. He had been Vice President and President of Delphi Energy and Engine Management Systems since November 1998 and General Manager of Delphi Energy & Engine Management Systems since May 1996. Previously, Mr. Runkle had been a Vice President of GM and General Manager of Delphi Saginaw Steering Systems since August 1993. From 1992 to 1993, Mr. Runkle was in charge of GM’s North American Engineering Center and, from 1988 to 1992, he was in charge of GM’s former Advanced Engineering Staff. Prior thereto, Mr. Runkle served in a series of engineering positions with GM since 1968.

      Mr. O’Neal was named Executive Vice President of Delphi Automotive Systems and President of Delphi Safety, Thermal and Electrical Architecture sector in January 2000. He had been Vice President and President of Delphi Interior Systems since November 1998. Previously, he had been General Manager of the former Delphi Interior & Lighting Systems since May 1997. Since 1994, Mr. O’Neal had been General Director of Warehousing and Distribution for GM-SPO. From late 1992 to 1994, Mr. O’Neal served as Director of Manufacturing for ACG Worldwide. From 1991 to late 1992, Mr. O’Neal was first Director of Industrial Engineering for Chevrolet-Pontiac-GM of Canada (“C-P-C”) and later was named Director of Manufacturing Engineering with GM. Prior thereto, Mr. O’Neal held numerous engineering and manufacturing positions with GM since 1971.

      Mr. Weber was named Executive Vice President of Operations, Production Control & Logistics, Corporate Affairs and Human Resources Management for Delphi Automotive Systems in January 2000. He had been Vice President of Human Resources Management for Delphi Automotive Systems since November 1998 and Executive Director of Human Resources Management for Delphi since January 1995. Previously, he was General Director of Personnel and Public Affairs at the former Inland Fisher Guide since 1993. From 1991 to 1993, he was General Director of Personnel for the same. From 1988 to 1991, he was Director of Industrial Relations at C-P-C, and from 1986 to 1988, he served as Director of Human Resources for Salaried Personnel at C-P-C. From 1985 to 1986, he was Director of General Offices Personnel at C-P-C. Prior thereto, he held a number of human resource and personnel positions at GM since 1966.

      Mr. Wohleen was named a Delphi Automotive Systems Executive Vice President and President of Delphi Electronic and Mobile Communication sector in January 2000. He had been Vice President and President of Delphi Delco Electronics since November 1998 and General Manager of Delphi Delco Electronics since August 1998. Prior to his current position, he had been a General Director of Engineering with Delco Electronics, which is now Delphi Delco Electronics, since February 1997. In 1994, Mr. Wohleen was named Director of Electrical, Interior and HVAC for GM’s Midsize Car Division in Warren, Michigan, and in 1995, he assumed additional responsibility for general assembly, tools and process and powertrain coordination for GM’s MidLux Car Division in Warren. Prior thereto, Mr. Wohleen held a series of engineering and manufacturing positions with GM since 1978. Mr. Wohleen is a member of the Conference Board’s Council of Operating Executives.

      Mr. Alapont was named a Delphi Automotive Systems Vice President and President of Delphi Europe in July 1999. With more than 20 years of international experience, Alapont joined Delphi as Executive Director of International Operations for Delphi Energy and Engine Management Systems in October 1997. Prior to joining Delphi, Mr. Alapont was the group Vice-President and General Manager for Valeo Worldwide Lighting. From 1990-1996, Mr. Alapont held various positions at Valeo, including Managing Director and Executive Operations Director.

      Mr. Barth was named a Delphi Automotive Systems Vice President in November 1998 and President of Delphi South America in November 1996. He had been Executive Director of Worldwide Purchasing for Delphi since 1994. From 1993 to 1994, he was Executive Director of Worldwide Purchasing-Metallic. From 1992 to 1993, he was Director of Materials Management for GM do Brasil in São Paulo, and from 1991 to 1992, he was Director of Purchasing for the same organization. Prior thereto, he held several purchasing assignments for GM’s Adam Opel subsidiary since joining GM in 1963.

      Mr. Bertrand was named a Delphi Automotive Systems Vice President and President of Delphi Interior Systems in January 2000. He had been Vice President of Operations for Delphi Automotive Systems since November 1998 and Executive Director of Operations for Delphi since June 1997. Previously, he was Executive Director of Development for small cars at GM’s International Operations since 1995. From 1992 until 1995, he was Comptroller at Adam Opel AG in Russelsheim, Germany. From 1989 to 1992, he was Director of Financial Analysis and Planning for GM Europe. Prior thereto, he held finance, business and engineering positions for GM since 1979.

      Mr. Ebbert was named a Delphi Automotive Systems Vice President in November 1998 and President of Delphi Asia Pacific in July 1993. He had been Chairman and Managing Director of Vauxhall Motors Limited, UK, since 1988. Previously, Mr. Ebbert had been Group Director of Business Operations for Delphi Automotive Systems. Prior thereto, he held a number of senior assignments with Delphi Saginaw Steering Systems’ central office. He joined GM in 1965.

      Mr. Hachey was named President of Delphi Energy and Chassis Systems in January 2000. He remains a Delphi Automotive Systems Vice President, a title which he has held since November 1998. He had been President of Delphi Chassis Systems since November 1998 and General Manager of Delphi Chassis Systems since August 1998. Previously, Mr. Hachey had been Manufacturing Manager, Worldwide Operations, for the former Delphi Interior & Lighting Systems since 1995. From 1994 to 1995, he was Director of Manufacturing Operations for Delphi Automotive Systems and, from 1992 to 1994, he was Director of Manufacturing Operations for the heating, ventilation and air conditioning/heat exchangers business unit of what is now Delphi Harrison Thermal Systems. Prior thereto, Mr. Hachey held several manufacturing positions with GM since 1978.

      Mr. Heilman was named a Delphi Automotive Systems Vice President and President of Delphi Packard Electric Systems in November 1998. He had been General Manager of Delphi Packard Electric Systems since October 1994. From 1993 to 1994, Mr. Heilman served as Director of Delphi Packard Electric Systems’ North American Business Unit and from 1991 to 1993, he was Director of Packard International. Prior thereto, Mr. Heilman served in numerous engineering, manufacturing and product-related positions since joining Delphi Packard Electric Systems in 1964.

      Mr. Pirtle was named a Delphi Automotive Systems Vice President and President of Delphi Harrison Thermal Systems in November 1998. He had been General Manager of Delphi Harrison Thermal Systems since November 1996. Previously, Mr. Pirtle had been Director of North American Operations at Delphi Packard Electric Systems since 1994. From 1992 to 1994, Mr. Pirtle was Finance Director for AC Delco Systems and from 1990 to 1992, he was Executive-in-Charge of GM’s Corporate Strategic Planning Group. Prior thereto, Mr. Pirtle held various engineering and financial and planning positions with GM since 1972. Mr. Pirtle is a Board member of the Alumni Association of Kettering University, formerly GMI, and a Board member of the University of Pittsburgh School of Engineering.

      Mr. Spencer was named a Delphi Automotive Systems Vice President and President of Delphi Asia Pacific in February 2000. Previously, he was Director of Saginaw Steering Global Sales, Marketing, Ventures and Planning since 1996. From 1994 to 1995, he was Site Manager of Saginaw Steering’s Athens, Alabama operations. He was a Delphi Saginaw Steering Systems plant manager since 1992. Previously, he was Executive Vice President of Daewoo-HMS since 1989. He began his career in 1976 when he joined Delco Remy Division in Anderson, Indiana.

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

      Mr. Arle was named Vice President of Mergers, Acquisitions and Planning for Delphi Automotive Systems in November 1998. He had been Executive Director of Planning for Delphi since February 1998. Previously, he was Vice President and Chief Financial Officer for Saab Automobile AB since 1993. From 1992 to 1993, he was Vice President and Finance Manager for GM of Canada, Ltd. From 1988 to 1992, he was General Manager and Comptroller for the GM/ Toyota NUMMI joint venture. Prior thereto, he held several finance positions at GM since 1975.

      Mr. Blahnik was named Treasurer of Delphi Automotive Systems in August 1998 and a Delphi Vice President in November 1998. He had been Executive Director of Finance for Delphi since June 1996. Previously, he was Senior Vice President and Chief Financial Officer at Delco Electronics since 1995. From 1994 to 1995, he was Director of Finance for GM’s Lansing Automotive Division. From 1991 to 1994, he was Executive Director for GM’s Latin American Operations and President of Banco General Motors, and from 1988 until 1991, he was a Comptroller of GM do Brasil. Prior thereto, he held several finance positions at GM since 1978.

      Mr. Butler was named Vice President of Human Resources Management for Delphi Automotive Systems in January 2000. Previously, he was General Director, Human Resources for Delphi Delco Electronics Systems since he joined Delphi in 1997. Since 1995, he was General Director of GM’s Health Care Initiatives staff. From 1991 to 1994, he was Director of GM Health Care Plans. From 1989 to 1990, he was Director of Human Resources for GM’s former Hydramatic Division Ypsilanti operations. Prior thereto, Mr. Butler held several human resources and manufacturing positions at GM since 1976.

      Mr. Campbell was named Vice President of Purchasing for Delphi Automotive Systems in November 1998. He had been Executive Director of Worldwide Purchasing for Delphi since November 1996. Previously, he was Executive Director of Worldwide Purchasing, Quality/ Supplier Development, at GM’s North American Operations since 1995. From 1994 to 1995, he was Executive Director of Worldwide Purchasing, Strategic and Metallic Activities. Prior thereto, he held a variety of managerial and purchasing positions at GM since 1964.

      Ms. Healy was named Vice President of Corporate Affairs and Facilities for Delphi Automotive Systems in January 2000. She had been Vice President of Corporate Affairs since November 1998 and Executive Director of Communications since June 1997. From July 1996 to June 1997, she was Manufacturing Manager for Delphi’s Flint East Operations, Plants 6 and 7. From June 1995 to July 1996, she was Director of Corporate Communications at GM’s central office. From January 1995 to June 1995, she was Director of Communications for Delphi. Prior thereto, Ms. Healy held several personnel, labor relations and communications positions at GM since 1976. She serves on the Board of Trustees for the Music Hall Center for the Performing Arts in Detroit and the Executive Board for the Troy Chamber of Commerce.

      Mr. Janak was named Chief Information Officer for Delphi Automotive Systems in April 1998 and a Delphi Vice President in November 1998. He had been a Vice President and Chief Information Officer at TRW Inc., since February 1995. Previously, he was Vice President and General Manager of TRW’s Information Services Division. Prior thereto, he worked in propulsion engineering for NASA’s Apollo program and worked for Chrysler Corporation, Teledyne Brown Engineering, Planning Research Corporation and the German firm, Technologieforshung.

      Mr. Lorenz was named Vice President of Operations and Logistics for Delphi Automotive Systems in January 2000. He had been Vice President of Production Control and Logistics since November 1998 and Director of Production Control and Logistics since March 1996. Previously, he had been Director of Materials Management for GM’s North American Operations Prototype Shops since June 1993. From 1991 to 1993, he was Director of Materials Management, Experimental Manufacturing. From 1990 to

1991, he was Manager of Synchronous Organization, and from 1989 to 1990, he was Advisor, C-P-C production systems. Prior thereto, he held various manufacturing and materials management positions at GM since 1973.

      Mr. Robinson was named General Counsel and a Delphi Automotive Systems Vice President in December 1998. Previously, he was Of Counsel to the Corporate, Securities and Business Law group at Dickinson Wright PLLC, a Michigan law firm headquartered in Detroit, since April 1998. From February 1996 to April 1998, he was Senior Vice President, Secretary and General Counsel for ITT Automotive, Inc. From April 1987 to February 1996, he was a lawyer for Chrysler Corporation serving, among other positions, as Vice President and General Counsel for Chrysler International Corporation, a subsidiary of Chrysler Corporation, and Geschäftsführer, or Managing Director, of Chrysler Austria GmbH. Prior thereto, he held legal positions at TRW Inc. in Cleveland, Ohio, and at Coudert Brothers and Wender, Murase & White in New York City.

      For purposes of calculating the aggregate market value of Delphi’s common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the shares held by directors and executive officers of Delphi. However, this should not be deemed to constitute an admission that all directors and executive officers of Delphi are, in fact, affiliates of Delphi, or that there are not other persons who may be deemed to be affiliates of Delphi. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in Delphi’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the New York Stock Exchange under the symbol “DPH.” The Transfer Agent and Registrar for our Common Stock is BankBoston Equiserve. On January 31, 2000, there were 462,357 holders of record of our Common Stock.

      We declared dividends of $0.07 per share on June 9, September 8, and December 7, 1999. Our Board is free to change its dividend practices at any time and from time to time and to decrease or increase the dividend paid, or not to pay a dividend, on the Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.

      The following table sets forth the high and low sales price per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated. Because our shares were not publicly traded until our IPO on February 5, 1999, when our shares were offered at $17.00, there are no high and low price per share amounts to report for 1998.

	Price Range of
	Common Stock

Year Ended December 31, 1999	High	Low

4th Quarter	$17.19	$14.38

3rd Quarter	$19.94	$16.06

2nd Quarter	$21.69	$16.56

1st Quarter	$18.81	$17.75

Memo: IPO Price February 5, 1999	$17.00

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data reflects the 1999 results of operations and cash flows. Selected financial data for periods prior to 1999 reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM during each respective period. In addition, the data for all periods include amounts relating to Delco Electronics, the electronics and mobile communication business that was transferred by GM to Delphi in December 1997. The historical consolidated statement of operations data set forth for the years 1995-1998 do not reflect many significant changes that have occurred in the operations and funding of our company as a result of our separation from GM and the IPO. The historical consolidated balance sheet data set forth below reflects the assets and liabilities transferred to our company in accordance with the Separation Agreement. In order to better evaluate our underlying operating performance, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes 1998 results of operations on a pro forma basis.

      The selected financial data of Delphi should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. Our consolidated statement of operations and cash flows for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the consolidated balance sheets as of December 31, 1999, 1998, 1997 and 1996 have been audited. The consolidated balance sheet as of December 31, 1995 is unaudited; however, in our opinion, it includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the period.

      The financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the years 1995-1998. You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which describes a number of factors which have affected our financial results, including significant price reductions as GM implemented its global sourcing initiative, labor disruptions at both GM and Delphi and charges associated with certain competitiveness initiatives.

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(in millions, except per share amounts)

Statement of Operations Data: (1)

Net sales	$29,192	$28,479	$31,447	$31,032	$31,661

Operating expenses:

Cost of sales, excluding items listed below	25,035	26,135	27,710	27,471	27,384

Selling, general and administrative	1,619	1,463	1,415	1,445	1,366

Depreciation and amortization	856	1,102	1,970	843	773

Operating income (loss)	1,682	(221)	352	1,273	2,138

Interest expense	(132)	(277)	(287)	(276)	(293)

Other income, net	171	232	194	115	101

Income (loss) before income taxes	1,721	(266)	259	1,112	1,946

Income tax expense (benefit)	638	(173)	44	259	639

Net income (loss)	$1,083	$(93)	$215	$853	$1,307

Basic earnings (loss) per share	$1.96	$(0.20)	$0.46	$1.83	$2.81

Diluted earnings (loss) per share	$1.95	$(0.20)	$0.46	$1.83	$2.81

Cash dividends declared per share(2)	$0. 21	$—	$—	$—	$—

Statement of Cash Flows Data:

Cash (used in) provided by operating activities	$(1,214)	$849	$2,918	$2,701	$1,370

Cash used in investing activities	(1,055)	(1,216)	(1,320)	(995)	(1,141)

Cash provided by (used in) financing activities	2,878	384	(1,549)	(1,686)	(263)

Other Financial Data:

EBITDA(3)	$2,613	$1,056	$2,459	$2,182	$2,959

Balance Sheet Data:

Total assets	$18,350	$15,506	$15,026	$15,390	$15,635

Total debt	1,757	3,500	3,500	3,500	3,500

Stockholders’ equity (deficit)	3,200	9	(413)	922	1,354

(1)	Delphi became a separate company in 1999. The data for 1995-1998 represents results when Delphi was an operating sector within GM.

(2)	As we became a public company on February 5, 1999, dividend data for the years ending before our IPO is not applicable.

(3)	“EBITDA” is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      1999 was a very exciting year for Delphi. Highlights from the year included our initial public offering (“IPO”) of 100 million shares of common stock, the completion of our separation from GM, the successful negotiation of our initial U.S. labor agreements and continued progress in reducing our structural costs and restructuring our product portfolio. In addition, we posted strong operating results and generated significant operating cash flow. On a comparable basis, our net income increased 22% to $1.1 billion. Similarly, sales to customers other than GM grew 13% and we generated $2.5 billion of operating cash flow after adjusting for the one-time effects associated with our separation from GM. Our strong operating cash flows enabled us to make voluntary pension contributions of $1.8 billion, including $575 million contributed in January 2000, and acquire Lucas Diesel Systems, a producer of diesel fuel-injection systems for light, medium and heavy-duty vehicles for approximately $871 million, subject to adjustments for certain post-closing events.

      Overall, our 1999 operating results validate the Delphi business model and demonstrate our ability to meet expectations established at the time of our IPO. While there is still much to be accomplished, we believe we are solidly on track to meet our long-term targets for non-GM sales growth, earnings growth and margin improvement.

History

      We became an independent company during 1999 through a series of transactions (the “Separation”). The Separation occurred in two stages, the first of which involved our IPO of 100 million shares of Delphi’s $0.01 par value common stock in February 1999. The second stage involved the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”) to holders of record of GM $1  2/3 par value common stock in May 1999. The dividend resulted in a distribution of approximately 452.6 million shares, or 80.1%, of Delphi’s outstanding common stock. The remaining 12.4 million shares owned by GM were contributed on May 28, 1999 to a voluntary employees’ beneficiary association trust for GM’s U.S. hourly employees.

      The financial information for December 31, 1998 and 1997 reflected the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM and the assets and liabilities transferred to Delphi in accordance with the terms of the Separation. We believe the assumptions underlying the 1998 and 1997 financial information are reasonable, although such financial information may not necessarily be indicative of the results of operations, financial position and cash flows of the company had we been a separate, independent company during 1998 and 1997.

      In order to better evaluate our underlying operating performance, our financial results for 1998 and 1997 have been adjusted for certain special items that management views as non-recurring. Such special items included charges for divestitures, asset impairments and postemployment benefits payable under contractual agreements, as well as the impact of work stoppages at certain GM and Delphi locations. For additional information, see “1998 versus 1997 Special Items and Work Stoppages” and “Adjusted Pro forma 1998”.

Results of Operations

      Certain 1998 financial information included in the section titled “1999 versus 1998” has been adjusted to reflect the impact of our separation from GM and exclude charges for special items and the impact of work stoppages. See “Adjusted Pro forma 1998” for additional information.

     1999 versus 1998

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the years ended December 31, 1999 and 1998 were:

	Year Ended
	December 31,		Change

Product Sector	1999	1998	$

	(in millions)

Electronics & Mobile Communication	$5,296	$4,823	$473

Safety, Thermal & Electrical Architecture	10,512	11,226	(714)

Dynamics & Propulsion	13,975	12,862	1,113

Eliminations	(591)	(432)	(159)

Consolidated net sales	$29,192	$28,479	$713

      Net sales for 1998 included approximately $1.2 billion of sales by businesses divested in late 1998. After adjusting for 1998 sales of divested business (primarily seating and lighting businesses previously included in our Safety, Thermal, and Electrical Architecture product sector), our consolidated net sales increased 7% over 1998. This increase in net sales reflects continued growth in non-GM sales and strong North American and European sales volumes, partially offset by continued price pressures, soft demand in South America and some Asia Pacific markets and weakness in European currencies versus the U.S. dollar. Sales to non-GM customers increased 13% on a comparable basis, while sales to GM increased 6%, partially due to the fact that 1998 sales included the unfavorable impact of work stoppages at certain GM and Delphi locations. As for ongoing price pressures, each of our product sectors were impacted by price reductions associated with customer competitive sourcing initiatives and global vehicle platforms. Overall, price reductions decreased net sales by 1.6% in 1999.

      We expect consolidated net sales in 2000 to exceed 1999 sales, provided automotive production levels in North America and Europe remain relatively stable. Sales growth is expected from new business awarded to Delphi and the integration of the Delphi Diesel Systems business acquired in January 2000, partially offset by continued sales price reductions required by vehicle manufacturers. In addition, the impact of price reductions is expected to be mitigated by our ongoing cost reduction efforts and lean manufacturing initiatives. Although the foregoing describes our expectations regarding net sales and profitability in 2000, we cannot assure you that these expectations will be realized.

      Gross Margin. Our gross margin was 14.2% in 1999 compared to 8.2% in 1998. After giving effect to the terms of the Separation Agreement and excluding charges related to special items, our adjusted pro forma gross margin was 11.0% for 1998. The increased gross margin for 1999 primarily reflects our company-wide cost reduction initiatives through the implementation of lean manufacturing strategies and product line rationalization.

      Selling, General and Administrative and Depreciation and Amortization. Selling, general and administrative expenses increased by $19 million during 1999 on an adjusted pro forma basis. Increased selling, general and administrative expenses are primarily due to our efforts to expand our non-GM sales and increase awareness of our brands and technological capabilities. Depreciation and amortization decreased by $246 million during 1999. The decrease in depreciation and amortization reflects reductions in expense due to the asset impairment charges recognized in 1998, businesses divested in 1998, and the timing of various capital projects.

      Operating Income (Loss).  Our operating income was $1.7 billion for 1999 compared to an operating loss of $221 million in 1998. Our operating income by product sector, with 1998 on an adjusted pro forma basis and excluding the impact of work stoppages, was:

	Year Ended
	December 31,

Product Sector	1999	1998

	(in millions)

Electronics & Mobile Communication	$577	$466

Safety, Thermal & Electrical Architecture	687	702

Dynamics & Propulsion	563	408

Other	(145)	(220)

Total	$1,682	$1,356

      The improvement in 1999 operating income reflects increased sales as discussed above, including the favorable impact of greater sales penetration of non-GM customers during 1999. The improvement also reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented around the world.

      Interest Expense.  Interest expense decreased by $145 million, as 1999 debt levels were lower than 1998 due to strong current year cash flows.

      Other Income, Net.  Other income, net totaled $171 million for 1999 compared to $232 million for 1998. The decrease is primarily due to Delphi’s receipt of certain duty tax refunds during 1998.

      Taxes.  Our effective income tax rate for 1999 was 37.1% compared to 25.0% in 1998 on an adjusted pro forma basis. The increased effective income tax rate primarily reflects changes in our tax environment resulting from our separation from GM.

      Net Income (Loss).  Net income for 1999 totaled $1.1 billion compared to a historical net loss of $93 million for 1998. Our adjusted pro forma net income, excluding the impact of work stoppages, for 1998 was $889 million.

      Earnings (Loss) per Share.  Diluted earnings per share for 1999 were $1.95 compared to a historical diluted loss per share of $(.20) for 1998. If the shares issued in our IPO were outstanding since January 1, 1998, our 1999 earnings per share would have been $1.91 per share and our 1998 adjusted pro forma earnings per share, excluding the impact of work stoppages, would have been $1.57, which we believe is the most relevant comparison.

     1998 versus 1997

      The financial information in this section has not been adjusted for the terms of our separation from GM. Given that both 1998 and 1997 reflect our historical results as a product sector of GM, such financial information is presented on a comparable basis.

     Special Items and Work Stoppages

      The following is a summary of the special items that impacted our operating results during 1998 and 1997:

     1998

•	During 1998, we recorded a $310 million charge, or $192 million after-tax, related to underperforming assets and postemployment benefits payable under contractual agreements. Overall, the charge had the effect of increasing cost of sales and depreciation and amortization by $154 million and $156 million, respectively.

•	During 1998, we recorded a loss of $430 million, or $271 million after-tax, related to divestitures involving our seating, lighting, and coil spring businesses. The charge had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively.

•	Work stoppages at GM and Delphi during 1998 reduced operating income by approximately $726 million, or $450 million after-tax, after considering partial recovery of lost production.

     1997

•	During 1997, we recorded a $1.4 billion charge, or $870 million after-tax, related to underperforming assets, assets held for disposal and postemployment benefits payable under contractual agreements. Overall, the charge had the effect of increasing 1997 cost of sales and depreciation and amortization by $262 million and $1.1 billion, respectively.

•	Work stoppages during 1997 reduced operating income by approximately $148 million, or $92 million after-tax, after considering partial recovery of lost production.

•	During 1997, we recorded an $80 million charge, or $50 million after-tax, relating primarily to the cost of supplemental unemployment compensation under contractual agreements offered at a facility in Trenton, New Jersey. This charge had the effect of increasing cost of sales by $80 million.

•	Other special items included gains aggregating $97 million, or $60 million after-tax. These gains primarily related to the sale of certain businesses and investments, none of which were material on an individual basis.

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the years ended December 31, 1998 and 1997 were:

	Year Ended
	December 31,		Change

Product Sector	1998	1997	$

	(in millions)

Electronics & Mobile Communication	$4,823	$5,539	$(716)

Safety, Thermal & Electrical Architecture	11,226	12,728	(1,502)

Dynamics & Propulsion	12,862	13,733	(871)

Eliminations	(432)	(553)	121

Consolidated net sales	$28,479	$31,447	$(2,968)

      The decrease in consolidated net sales reflects unfavorable volume associated with work stoppages, after considering partial recovery of lost production, divested businesses (primarily in our Safety, Thermal and Electrical Architecture product sector) and economic conditions in Asia and Latin America. In addition, our net sales continued to be impacted by pricing pressures as vehicle manufacturers reduced their cost structures through competitive sourcing initiatives and global vehicle platforms. Specifically, all of our product sectors were impacted by price reductions required by GM and other customers which totaled $465 million (or 1.6% of net sales). Overall, price reductions had the largest impact on our Electronics & Mobile Communication product sector (2.7% of net sales) due to the impact of GM-North America’s continued implementation of its global sourcing strategy and reflecting the overall price declines throughout the electronics industry. The unfavorable impact of lower volumes, as discussed above, and price reductions was partially offset by an increase in sales to customers other than GM. Sales to customers other than GM during 1998 increased approximately $620 million or 11% compared to 1997.

      Gross Margin. Gross margin represented 8.2% of consolidated net sales for 1998 compared to 11.9% for 1997. The decrease reflects the impact of special items and work stoppages along with other factors which are described in greater detail in the operating (loss) income discussion below.

      Selling, General and Administrative and Depreciation and Amortization. Selling, general and administrative expenses increased by $48 million during 1998 compared to 1997. Depreciation and amortization increased by $28 million during 1998 excluding the impact of special charges during 1998 and 1997 totaling $204 million and $1.1 billion, respectively. The increase in depreciation and amortization, excluding the impact of special charges, reflected incremental depreciation associated with a larger fixed asset base.

      Operating (Loss) Income. Our operating loss was $221 million for 1998 compared to operating income of $352 million in 1997. Excluding the impact of special items and work stoppages, operating income totaled $1.2 billion and $1.9 billion for the years ended December 31, 1998 and 1997, respectively.

      Operating income by product sector and in total, excluding the impact of special items and work stoppages, was:

	Year Ended
	December 31,

Product Sector	1998	1997

	(in millions)

Electronics & Mobile Communication	$511	$612

Safety, Thermal & Electrical Architecture	707	1,060

Dynamics & Propulsion	314	400

Other	(287)	(130)

Total	$1,245	$1,942

      Operating income, excluding the impact of special items and work stoppages, was unfavorably impacted by continuing price pressures, the economic downturn in Latin America and unfavorable design costs and product mix. These unfavorable items were offset by our aggressive cost reduction efforts as we have implemented several strategies to reduce our cost structure and maintain our desired level of profitability. Specifically, each of our product sectors achieved material and manufacturing cost savings which totaled approximately $945 million during 1998, exceeding price reductions and unrecovered design change costs by $110 million. Cost savings achieved primarily reflect the results of our global sourcing initiatives and continued implementation of lean manufacturing strategies. In addition, operating income was favorably impacted by greater sales penetration of non-GM customers during 1998.

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

      Taxes. The effective income tax rate for 1998 was a 65.0% credit compared to an effective income tax rate of 17.0% for 1997. During 1998, certain deductions and tax credits remained constant while income decreased substantially, resulting in a greater effective tax benefit as a percentage of pretax income.

      Net (Loss) Income. Our historical net loss totaled $93 million in 1998 compared to net income of $215 million during 1997. Excluding special items and work stoppages, our income was $820 million and $1.2 billion for the years ended December 31, 1998 and 1997, respectively, reflecting the impact of items discussed above.

     Adjusted Pro forma 1998

      The unaudited pro forma condensed consolidated statement of operations data below has been prepared as if the Separation had taken place on January 1, 1998. The unaudited pro forma condensed consolidated balance sheet and statement of operations data presented below are intended to represent Delphi’s financial position and results of operations as if the IPO and certain other transactions occurred on the dates indicated. The unaudited pro forma condensed consolidated balance sheet and statement of operations data do not, however, purport to project Delphi’s financial position or results of operations for any future date. The unaudited pro forma adjustments were based upon available information and certain assumptions that Delphi believes to be reasonable.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For The Year Ended December 31, 1998
(in millions, except per share amounts)

		Adjust-		Pro	Special		Adjusted
	Actual	ments		Forma	Items		Pro Forma

Net sales	$28,479			$28,479			$28,479

Operating expenses:
Cost of sales,	26,135	$(248	)(1)	25,887	$(382	)(4)

excluding items listed below					(154	)(5)	25,351

Selling, general and administrative	1,463	(15	)(1)
		152	(2)	1,600			1,600

Depreciation and amortization	1,102			1,102	(48	)(4)
					(156	)(5)	898

Total operating expenses	28,700	(111)		28,589	(740)		27,849

Operating (loss) income	(221)	111		(110)	740		630

Interest expense	(277)			(277)			(277)

Other income, net	232			232			232

(Loss) income before income taxes	(266)	111		(155)	740		585

Income tax (benefit) expense	(173)	42	(3)	(131)	159	(4)
					118	(5)	146

Net (loss) income	$(93)	$69		$(24)	$463		$439

Basic and diluted (loss) earnings per share:

Actual- 465 million shares outstanding	$(0.20)

Pro forma- 565 million shares outstanding				$(0.04)			$0.78

      After considering partial recovery of lost production, the impact of work stoppages at GM and Delphi during 1998 was as follows:

	Operating Income	Net Income

Adjusted pro forma	$630	$439

Work stoppage impact	726	450

Total	$1,356	$889

Earnings per share, based on 565 million shares outstanding	N/A	$1.57

Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of December 31, 1998
(in millions)

	Historical	Adjustments		Pro Forma

ASSETS

Current assets:

Cash and marketable securities	$1,000	$1,621	(6)
		(2,100	)(7)
		3,141	(8)
		(1,600	)(9)	$2,062

Accounts receivable, net:

General Motors and affiliates	2,236	2,100	(7)
		(1,600	)(8)
		1,600	(9)	4,336

Other customers	977			977

Inventories, net	1,770			1,770

Deferred income taxes	285			285

Prepaid expenses and other assets	137			137

Total current assets	6,405	3,162		9,567

Property, net	4,965			4,965

Deferred income taxes	2,813			2,813

Other assets	1,323			1,323

Total assets	$15,506	$3,162		$18,668

LIABILITIES AND EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$359			$359

Accounts payable:

General Motors and affiliates	89			89

Other suppliers	2,171			2,171

Accrued liabilities	1,438			1,438

Total current liabilities	4,057			4,057

Long-term debt, including intracompany note payable to General Motors	3,141	$(3,141	)(8)
		3,141	(8)	3,141

Pension benefits	2,180			2,180

Postretirement benefits other than pensions	4,573			4,573

Other liabilities	1,546			1,546

Total liabilities	15,497	—		15,497

Equity:

Common stock	—	1	(6)
		5	(10)	6

Additional paid-in capital	—	1,620	(6)
		1,613	(10)	3,233

General Motors’ net investment	77	1,541	(8)
		(1,618	)(10)	—

Accumulated translation adjustments	(68)			(68)

Total equity	9	3,162		3,171

Total liabilities and equity	$15,506	$3,162		$18,668

      The following pro forma adjustments were made to reflect the terms of the Separation Agreement, the IPO and the impact of special items:

(1)	Delphi and General Motors have entered into agreements regarding certain employee benefit obligations. The pro forma adjustment for the year ended December 31, 1998, $248 million of which relates to cost of sales and $15 million of which relates to selling, general and administrative expense, is summarized as follows (in millions):

Pension related costs	$210

Postretirement benefits other than pension	(475)

Other employee benefits	2

Total	$(263)

(2)	Reflects the estimated incremental selling, general and administrative costs associated with operating Delphi as a stand-alone publicly traded company. The pro forma adjustment for the year ended December 31, 1998 is as follows (in millions):

Incremental insurance and risk management	$36

Incremental corporate costs*	48

Taxes other than income	52

Other	16

Total	$152

*	Incremental corporate costs include additional personnel and systems costs required to operate independently and reflect transitional service arrangements with General Motors at terms provided in the Separation Agreement. Other costs include certain sales tax expenses associated with the Separation.

(3)	Income taxes were determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” For purposes of this pro forma presentation only, adjustments necessary to record the income tax effect of the pro forma adjustments assume a combined federal and state income tax rate of 38%.

(4)	Adjusted to exclude a loss of $430 million, or $271 million after-tax, related to divestitures involving our seating, lighting and coil spring businesses. The charge had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively.

(5)	Adjusted to exclude charges of approximately $310 million, or $192 million after-tax, related to underperforming assets and postemployment benefits payable under contractual agreements. These charges had the effect of increasing cost of sales and depreciation and amortization by $154 million and $156 million, respectively.

(6)	Reflects the net proceeds from the sale of 100 million common stock shares in the IPO at a price of $17.00 per share. The IPO proceeds were used for general corporate purposes, including working capital requirements that were impacted by the change in General Motors accounts receivable payment terms described in note (7) below.

(7)	Reflects the change in payment terms for intracompany accounts receivable from General Motors in accordance with the terms of the Separation Agreement. Such payment terms, which generally called for payment in the month following shipment by Delphi, were modified to require payment by General Motors on the second day of the second month following shipment by Delphi.

(8)	Reflects the settlement of certain intracompany accounts receivable from GM with the intracompany note payable to GM. On January 1, 1999, immediately prior to the transactions contemplated by the Separation Agreement, certain intracompany accounts receivable from GM, of approximately

$1.6 billion, were settled with the $3.1 billion outstanding intracompany note payable to GM with the difference resulting in an increase in GM’s net investment in Delphi.

(9)	Reflects the required adjustment, subsequent to the settlement of intracompany accounts receivable described in note (8) above, to adjust cash and accounts receivable balances to levels that are indicative of amounts associated with ongoing operations.

(10)	Reflects the adjustment to equity to reclassify GM’s net investment as common stock and additional paid-in capital.

Liquidity and Capital Resources

      Strong cash flows generated during 1999 resulted in improvements in our net liquidity and the ratio of total debt to total capital. Our net liquidity, measured as cash and marketable securities less total debt, was $(201) million at December 31, 1999 compared to $(2.5) billion at December 31, 1998. The ratio of total debt to total capital, which consists of total debt plus stockholders’ equity, was 35.4% at December 31, 1999 and 100% at December 31, 1998. If our Separation from GM and the IPO had occurred on December 31, 1998, our pro forma net liquidity and ratio of total debt to total capital would have been $(1.4) billion and 52.5%, respectively, at December 31, 1998. See “Liquidity and Capital Resources — Cash Flows.”

     Extension of Payment Terms

      In accordance with the Separation Agreement, effective January 1, 1999, payment terms for our accounts receivable from GM were modified such that payments are generally due to us on the second day of the second month following the date of shipment by Delphi. Previous payment terms generally required GM to make accounts receivable payments in the month following shipment by Delphi. When the change in payment terms was implemented, our accounts receivable increased by approximately $2.1 billion. In order to mitigate the impact of the change in accounts receivable payment terms, we have successfully extended payment terms with many of our suppliers. Over time, we expect to negotiate similar extended terms with our remaining suppliers.

     Debt Capitalization and Available Financing Sources

      Immediately prior to the transactions contemplated by the Separation Agreement, approximately $1.6 billion of certain intracompany accounts receivable from GM were settled against the $3.1 billion outstanding intracompany note payable to GM, with the difference resulting in an increase in GM’s net investment in Delphi.

      Our total debt outstanding includes amounts related to our 1999 public offering of unsecured term debt securities totaling $1.5 billion. The offering consisted of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. Other amounts outstanding primarily relate to local borrowings by certain of our international subsidiaries.

      During 1999, Delphi entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires January 2004, and a 364-day revolving credit line, which expires December 2000. Also during 1999, we entered into a commercial paper program providing up to $1.5 billion of borrowing ability. As of December 31, 1999, we had no amounts outstanding under our Credit Facilities or commercial paper program.

      Delphi’s cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in most operations of our North American customers for approximately two weeks in July and one week in December and reduced production in Europe during the month of August. We believe that our company has sufficient financial flexibility to fund these fluctuations, although there can be no assurance that this will be the case. In addition, we believe that our capital resources and liquidity position are sufficient to satisfy our funding needs during our three-year business planning cycle. Requirements for working capital, capital expenditures, dividends and debt maturities are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our Credit Facilities or the commercial paper program, if required.

     Cash Flows

      Operating Activities. Net cash used in operating activities was $1.2 billion for the year ended December 31, 1999 compared to net cash provided by operating activities of $849 million and $2.9 billion in 1998 and 1997, respectively. The use of cash during 1999 primarily reflects the impact of the non-cash settlement of certain accounts receivable with GM and the change in accounts receivable payment terms in accordance with the terms of the Separation Agreement. Net cash provided by operating activities during 1999, excluding the impact of the settlement of accounts receivable and change in payment terms, was $2.5 billion. Cash generated during the year reflects the high cash content of our strong earnings and the timing of payments for accounts payable and certain accrued expenses. These favorable cash flows were partially offset by $1.2 billion in voluntary pension contributions made during 1999.

      Investing Activities. Cash flows used in investing activities totaled $1.1 billion, $1.2 billion and $1.3 billion for the years ended December 31, 1999, 1998 and 1997, respectively. Overall, cash flows used in investing activities primarily relate to our capital expenditure program. Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	1999	1998	1997

	(in millions)

Electronics & Mobile Communication	$236	$180	$122

Safety, Thermal & Electrical Architecture	412	449	464

Dynamics & Propulsion	535	741	778

Other	17	11	19

Total Capital Expenditures	$1,200	$1,381	$1,383

United States	$717	$888	$930

Canada & Mexico	112	127	88

Other International	371	366	365

Total Capital Expenditures	$1,200	$1,381	$1,383

      The decrease in cash used in investing activities primarily reflects the improved efficiency of our capital investment program.

      We expect capital expenditures to be approximately $1.3 billion in 2000, before considering the incremental capital requirements of Delphi Diesel systems. Such expenditures will primarily be utilized for equipment, tooling and other spending associated with new product programs, including increasing sales to non-GM customers. Expenditures will also be used for expansion into new markets outside the United States and the continued implementation of lean manufacturing strategies. We currently expect approximately 30% to 40% of our 2000 capital expenditures to occur outside the United States.

      Financing Activities. Net cash provided by financing activities was $2.9 billion and $384 million for the years ended December 31, 1999 and 1998, respectively. Net cash used in financing activities was $1.5 billion in 1997. Cash provided by financing activities for 1999 includes the proceeds from the IPO and the proceeds from our public offering of unsecured term debt securities. The proceeds from the IPO were used for general corporate purposes, including working capital requirements, which were initially impacted by the change in General Motors accounts receivable payment terms described above. The proceeds from our debt offering were used to refinance amounts previously borrowed under our Credit Facilities. Separately, during 1999, we acquired approximately 4 million shares of Delphi common stock, for approximately $67 million, in the open market to be reissued under stock option and other employee benefit plans. Approximately 1 million of the treasury shares were reissued during 1999.

      Dividends. The Delphi Board of Directors declared dividends on Delphi common stock of $0.07 per share on June 9, September 8, and December 7, 1999, payable on July 20, 1999, October 18, 1999 and January 13, 2000, respectively.

Pension and Other Postretirement Benefits

      Under the terms of the Separation Agreement, pension plan assets and liabilities and other postretirement benefit liabilities related to Delphi’s U.S. salaried active and inactive employees retiring after January 1, 1999 were assumed by Delphi. The Delphi salaried pension and other postretirement benefit plans were established and are being administered under the same terms that existed for the GM plans at the time of the Separation. Delphi’s consolidated financial statements as of December 31, 1999 and 1998 reflect the assets and liabilities related to U.S. salaried employees that Delphi assumed pursuant to the Separation Agreement, and exclude employee benefit obligations and any assets related to employees retired prior to the effective date of the Separation Agreement.

      In accordance with the terms of the Separation Agreement, Delphi’s consolidated balance sheet at December 31, 1998 reflected an obligation to GM equal to the projected benefit obligation for U.S. hourly employees, using applicable pension actuarial assumptions, less an amount equal to the level of plan assets that would be received by Delphi under applicable laws and regulations, had the plan transfer occurred on January 1, 1999. Under the Separation Agreement, this obligation was subject to a contingency provision to the extent certain terms negotiated with hourly represented employees, and the actual number of Delphi hourly employees who retired differed from the terms and the number of retirements assumed by the parties at the time of Separation.

      Until May 28, 1999, Delphi’s U.S. hourly employees continued to participate in the defined benefit pension plan and other postretirement benefit plans administered by GM, on a multi-employer plan basis. Effective May 28, 1999, pension and other postretirement benefit obligations relating to certain U.S. hourly employees were assumed by Delphi. However, under the terms of the Separation Agreement, including the effects resulting from the completion of required labor negotiations, Delphi hourly employees who retire on or before January 1, 2000 are treated as GM retirees for purposes of pension and other postretirement benefit obligations.

      An adjustment to GM’s initial investment in Delphi of $0.6 billion was recorded in 1999, based on an actuarial estimate of the effect on the pension and other postretirement obligations of the known negotiated terms and an updated estimate of the Delphi employees who will retire under benefit plans administered by GM. Retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits could also result in cash payments to GM, the amount and timing of which have not yet been determined and agreed upon by Delphi and GM. At December 31, 1999, Delphi estimated such payments could total $1.6 billion.

      As part of our capital planning process, we may make voluntary contributions to our pension plans in excess of federal regulatory minimum requirements to improve the funded status of our pension plans. In this regard, we made total voluntary cash contributions of $1.8 billion through January 2000. Our intent continues to be to fully fund our current hourly pension benefits over the next few years on an economic basis.

Inflation

      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

Year 2000

      We experienced no significant disruptions to our business as a result of the conversion to the year 2000. The cost of our Year 2000 program was expensed as incurred with the exception of capitalizable replacement hardware and computer software costs developed for internal use. We incurred approximately $53 million of Year 2000 costs during 1999, which were funded from operations. Year 2000 program costs incurred during 2000 are not expected to be significant and will be funded from operations.

European Monetary Union

      Within Europe, the European Economic and Monetary Union (the “EMU”) introduced a new currency, the Euro, on January 1, 1999. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. We have not experienced any significant operational disruptions to date and do not expect the continued implementation of the Euro to cause any significant operational disruptions. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro, including any currency risk, which could materially affect our liquidity or capital resources.

Deferred Income Taxes

      At December 31, 1999, Delphi’s consolidated balance sheet included a net deferred tax asset of approximately $2.9 billion. This net deferred tax asset relates to temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. For more information, see Note 4 to our consolidated financial statements included elsewhere in this report. Approximately $2.3 billion of the net deferred tax asset balance is related to our obligations for postretirement and pension benefits. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has considered various factors in assessing the probability of realizing these deferred tax assets including:

•	Delphi’s operating results, excluding the impact of special items and work stoppages, over the most recent three-year period and overall financial forecasts of book and taxable income for the 2000-2002 period.

•	The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that Delphi does not generate any significant U.S. federal tax net operating losses.

•	The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

Environmental Matters

      Delphi is subject to various laws governing the protection of the environment including laws regulating air emissions, water discharges and waste management. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. However, such expenditures were not material during the years ended December 31, 1999, 1998 and 1997 and are not expected to be material in 2000 or 2001. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

      Delphi is also subject to environmental laws requiring investigation and cleanup of environmental contamination and is in various stages of investigation and cleanup at its manufacturing sites where contamination has been alleged. At December 31, 1999, our reserve for such environmental investigation and cleanup was approximately $20 million.

      The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other potentially responsible parties. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change our estimates. Accordingly, we cannot assure you that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133” in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 on January 1, 2001 and we are currently assessing the effect that it may have on our consolidated financial statements.

      In September 1999, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 99-5 “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements”. The consensus addresses the accounting for pre-production costs relating to design and development of production parts and tooling. We do not believe that the implementation of EITF Issue No. 99-5 on a prospective basis as of January 1, 2000 will have a significant impact on our financial position or results of operations.

Forward-Looking Statements

      This report contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Safe Harbor Act”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the Safe Harbor Act. Delphi is subject to various factors, risks and uncertainties, many of which are outside of our control, that could cause actual results to differ from those expressed in forward-looking statements made by us throughout this report and elsewhere. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. Principal important factors, risks and uncertainties, which may cause actual results to differ from those expressed in such forward-looking statements, include, but are not limited to:

•	The ability of our company to increase sales to customers other than GM and to achieve the labor benefits we expect from our separation from GM.

•	Changes in the operations, financial condition, results of operations or market share of our customers, including our largest customer, GM.

•	Changes in economic conditions, currency exchange rates, or political stability in the major markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific), including the effects of current economic problems in Asia, Brazil and other regions of Latin America, including Mexico.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant changes in the competitive environment in the major markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates.

•	The ability of our company to generate cost savings and operational improvements in the future sufficient to offset contractually or competitively required price reductions, price reductions necessary to win additional business and increases in raw material costs.

•	The ability of our company to maintain financial flexibility to make payments for pensions and other postretirement employee benefits and to implement capital expenditures, all at the levels and times planned by management.

•	The ability of our company to successfully identify, complete and integrate acquisitions.

•	Additional risk factors include our ability to provide high quality products at competitive prices, to sustain technological competitiveness, to develop new products that meet changing consumer preferences, to meet changing vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.

•	Other factors, risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are exposed to market risks from changes in currency exchange rates and certain commodity prices. In order to manage these risks, we operate a centralized hedging program that consists of entering into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in exchange rates and commodity prices.

      A discussion of our accounting policies for derivative instruments is included in Note 2 to our consolidated financial statements included elsewhere in this report and further disclosure is provided in Note 14 to those financial statements. We maintain risk management control systems to monitor exchange and commodity risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests which assume instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

Currency Exchange Rate Risk

      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. More specifically, we are exposed to currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in currencies other than the U.S. dollar. Currently, our most significant currency exposures relate to Brazil, Mexico, Canada, France, Germany and Japan. As of December 31, 1999, the net fair value asset of financial instruments with exposure to currency risk was approximately $76 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $8 million.

The model assumes a parallel shift in currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value asset of such contracts, excluding the underlying exposures, as of December 31, 1999 was approximately $17 million. The potential change in the fair value of commodity swap and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $18 million at December 31, 1999. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

      Our borrowings from third party credit sources are primarily comprised of fixed rate term debt maturing in five, ten and thirty years. As such, we are not exposed to movements in interest rates and have not entered into any derivative instruments to manage interest rate risk or minimize interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements of Delphi Automotive Systems Corporation (“Delphi”) were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management.

      Management is further responsible for maintaining internal control designed to provide reasonable assurance that the books and records reflect the transactions of Delphi and that established policies and procedures are carefully followed. From a stockholder’s point of view, perhaps the most important feature in internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

      Deloitte & Touche LLP, an independent audit firm, is engaged to audit the consolidated financial statements of Delphi and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The independent auditors’ report appears on the next page.

      The Board of Directors, through the Audit Committee (composed entirely of independent Directors) is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the General Auditor meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management’s conclusion that internal control at December 31, 1999 provides reasonable assurance that the books and records reflect the transactions of Delphi and that the businesses comply with established policies and procedures. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ J.T. Battenberg III	/s/ Alan S. Dawes	/s/ Paul R. Free

J.T. Battenberg III	Alan S. Dawes	Paul R. Free
Chairman, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and President	and Executive Vice President	and Controller

INDEPENDENT AUDITORS’ REPORT

Delphi Automotive Systems Corporation:

      We have audited the accompanying consolidated balance sheets of Delphi Automotive Systems Corporation (“Delphi”), as of December 31, 1999 and 1998, and the related consolidated statements of operations, of stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Delphi. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delphi as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Detroit, Michigan

January 18, 2000

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	1998		1997

	(in millions, except per share
	amounts)

Net sales:

General Motors and affiliates	$22,302		$22,322	$25,907

Other customers	6,890		6,157	5,540

Total net sales	29,192		28,479	31,447

Operating expenses:

Cost of sales, excluding items listed below	25,035		26,135	27,710

Selling, general and administrative	1,619		1,463	1,415

Depreciation and amortization	856		1,102	1,970

Total operating expenses	27,510		28,700	31,095

Operating income (loss)	1,682		(221)	352

Less interest expense	(132)		(277)	(287)

Other income, net (Note 10)	171		232	194

Income (loss) before income taxes	1,721		(266)	259

Income tax expense (benefit) (Note 4)	638		(173)	44

Net income (loss)	$1,083		$(93)	$215

Earnings (loss) per share (Note 2)

Basic	$1.96	$	(0.20)	$0.46

Diluted	$1.95	$	(0.20)	$0.46

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$1,546	$995

Other marketable securities	10	5

Total cash and marketable securities	1,556	1,000

Accounts receivable, net:

General Motors and affiliates	3,817	2,236

Other customers	1,555	977

Inventories, net (Note 3)	1,749	1,770

Deferred income taxes (Note 4)	1,071	285

Prepaid expenses and other	63	137

Total current assets	9,811	6,405

Long-term assets:

Property, net (Note 5)	5,106	4,965

Deferred income taxes (Note 4)	1,930	2,813

Other	1,503	1,323

Total assets	$18,350	$15,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt (Note 7)	$117	$359

Accounts payable	3,096	2,260

Pension benefits (Note 8)	1,091	—

Postretirement benefits other than pensions (Note 8)	1,012	—

Accrued liabilities (Note 6)	1,421	1,438

Total current liabilities	6,737	4,057

Long-term liabilities:

Long-term debt (Note 7)	1,640	3,141

Pension benefits (Note 8)	858	2,180

Postretirement benefits other than pensions (Note 8)	4,339	4,573

Other	1,576	1,546

Total liabilities	15,150	15,497

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million and 465 million shares issued in 1999 and 1998, respectively	6	—

Additional paid-in capital	2,601	—

Retained earnings	964	—

General Motors’ net investment	—	77

Accumulated translation adjustments	(324)	(68)

Treasury stock, at cost (3 million shares in 1999)	(47)	—

Total stockholders’ equity	3,200	9

Total liabilities and stockholders’ equity	$18,350	$15,506

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	1998	1997

	(in millions)

Cash flows from operating activities:

Net income (loss)	$1,083	$(93)	$215

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	856	1,102	1,970

Changes in operating assets and liabilities:

Accounts receivable, net	(3,759)	37	(557)

Inventories, net	21	218	92

Prepaid expenses and other	(27)	(59)	95

Deferred income taxes	(55)	123	196

Accounts payable	836	(92)	149

Accrued liabilities	2,090	(150)	618

Other long-term liabilities	(2,117)	(175)	458

Other	(142)	(62)	(318)

Net cash (used in) provided by operating activities	(1,214)	849	2,918

Cash flows from investing activities:

Capital expenditures	(1,200)	(1,381)	(1,383)

Acquisition of marketable securities	(158)	(695)	(303)

Liquidation of marketable securities	153	701	321

Other	150	159	45

Net cash used in investing activities	(1,055)	(1,216)	(1,320)

Cash flows from financing activities:

Proceeds from issuance of common stock	1,621	—	—

Proceeds from issuance of debt securities	1,484	—	—

Net payments of credit facilities and other debt	(81)	—	—

Dividend payments	(79)	—	—

Purchase of treasury stock	(67)	—	—

Cash effect of assets and liabilities transferred to General Motors	—	384	(1,549)

Net cash provided by (used in) financing activities	2,878	384	(1,549)

Effect of exchange rate fluctuations on cash and cash equivalents	(58)	(11)	(31)

Increase in cash and cash equivalents	551	6	18

Cash and cash equivalents at beginning of year	995	989	971

Cash and cash equivalents at end of year	$1,546	$995	$989

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common						General	Total
	Stock		Additional		Other		Motors’	Stockholders’
			Paid-in	Retained	Comprehensive	Treasury	Net	Equity
	Shares	Amount	Capital	Earnings	Income	Stock	Investment	(Deficit)

	(in millions)

Balance at January 1, 1997					$5		$917	$922

Net income							215	215

Foreign currency translation adjustments					(83)			(83)

Total comprehensive income								132

Net effect of assets and liabilities transferred to General Motors							(1,467)	(1,467)

Balance at December 31, 1997					(78)		(335)	(413)

Net loss							(93)	(93)

Foreign currency translation adjustments					10			10

Total comprehensive loss								(83)

Net effect of assets and liabilities transferred from General Motors							505	505

Balance at December 31, 1998					(68)		77	9

Net income				$1,083				1,083

Foreign currency translation adjustments					(256)			(256)

Total comprehensive income								827

Settlement of intracompany balances							1,541	1,541

Reclassification of General Motors’ net investment	465	$5	$1,613				(1,618)	—

Issuance of common shares	100	1	1,620					1,621

Estimated employee benefit contingency adjustment (Note 8)			(629)					(629)

Shares reacquired for employee benefit plans			(3)			$(47)		(50)

Dividends				(119)				(119)

Balance at December 31, 1999	565	$6	$2,601	$964	$(324)	$(47)	$—	$3,200

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION

      Background — Delphi Automotive Systems Corporation (“Delphi”) is the world’s largest and most diversified supplier of automotive components, integrated systems and modules to the automotive industry. We became an independent company during 1999 through a series of transactions (the “Separation”) which are described in further detail below. We were incorporated in late 1998 as a wholly owned subsidiary of General Motors Corporation (“General Motors” or “GM”). Prior to our incorporation, we operated our business as a division of GM. The Separation occurred in two stages, the first of which involved an offering to the public of 100 million shares of Delphi’s $0.01 par value common stock in February 1999 (the “IPO”). The second stage involved the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”), through a dividend on GM $1 2/3 par value common stock in May 1999. The dividend resulted in a distribution of approximately 452.6 million shares, or 80.1%, of Delphi’s outstanding common stock. The remaining 12.4 million shares owned by GM were contributed to a voluntary employees’ beneficiary association trust for GM’s U.S. hourly employees.

      Basis of Presentation — The consolidated financial statements as of and for the year ended December 31, 1999 include the accounts of Delphi and its wholly owned and majority owned subsidiaries. The consolidated financial statements of Delphi for the years ended December 31, 1998 and 1997 reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM. The historical consolidated balance sheet as of December 31, 1998 reflects the assets and liabilities transferred to Delphi in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the “Separation Agreement”). Operating costs and expenses for the years 1998 and 1997 include allocations of general corporate overhead expenses related to GM’s corporate headquarters and common support activities, including payroll administration, employee medical coverage and property and casualty insurance, financial, legal, tax and human resources. These allocated costs amounted to $135 million and $130 million in 1998 and 1997, respectively, and were allocated to Delphi based on usage or allocation methodologies primarily based on total net sales, certain tangible assets and payroll expenses. Although Delphi believes the allocations and charges for such services are reasonable, the costs of these services charged to Delphi may not be indicative of the costs that would have been incurred if Delphi had been a stand-alone entity. The financial information included herein for 1998 and 1997 may not necessarily reflect the consolidated results of operations, financial position, changes in stockholders’ equity and cash flows of Delphi had Delphi been a separate, stand-alone entity during these years.

2.  SIGNIFICANT ACCOUNTING POLICIES

      Consolidation — The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries that are majority-owned. Delphi’s share of the earnings or losses of affiliates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting. All significant intercompany transactions and balances between the Delphi businesses have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

      Revenue Recognition — Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms.

      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses were $1.7 billion, $1.4 billion and $1.5 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

      Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

      Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. A small portion of the portfolio represents securities that are held for a period longer than 90 days. These securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements.

      Allowance for Doubtful Accounts — The allowance for doubtful accounts was $51 million and $19 million as of December 31, 1999 and 1998, respectively.

      Inventories — Inventories in the U.S. are stated at the lower of cost or market, as determined substantially by the last-in, first-out (LIFO) method, while inventories in countries other than the U.S., and at Delphi Delco Electronics, are stated under the first-in, first-out (FIFO) method. Inventories valued at LIFO amounted to approximately $1.0 billion and $988 million at December 31, 1999 and 1998, respectively. The effect of the LIFO method of accounting was to decrease Delphi’s operating income by $19 million in 1999, and to increase operating income by $38 million and $73 million in 1998 and 1997, respectively.

      Property — Property is recorded at cost. Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided based on the estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives. Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account.

      Environmental Liabilities — Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. For closed or closing plants owned by Delphi and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change Delphi’s estimates.

      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries generally are translated to U.S. dollars at end-of-period exchange rates. The effect of translation for most foreign subsidiaries is reported in a separate component of stockholders’ equity. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is included in income. Income statement elements of all foreign subsidiaries are translated to U.S. dollars at average-period exchange rates and are recognized as a part of sales, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, decreased net income by $7 million and $25 million during 1999 and 1998, respectively, and increased net income by $68 million during 1997.

      Valuation of Long-lived Assets — Delphi periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose of the assets.

      Stock-Based Compensation — Delphi has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. For additional information, see Note 11.

      Accrued Commitments Under Loss Contracts — Management periodically evaluates the profitability of contractual commitments on a customer basis, and establishes a reserve when expected costs exceed related revenues, based upon a reasonable estimate of the costs and product pricing expected to exist over the course of the contract period. Such reserves are recorded only to the extent the total estimated losses exceeded any related impairment reserves separately recognized on related long-lived assets.

      Derivative Financial Instruments — During 1999, Delphi managed its exposure to fluctuations in foreign exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts, options and swaps with a variety of counterparties. Prior to 1999, Delphi’s exposures were managed by GM. The financial exposures described above were managed in accordance with Delphi’s corporate policies and procedures. Delphi does not enter into derivative transactions for trading purposes.

      As part of the hedging program approval process, Delphi management representatives are required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Generally, Delphi does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The hedge positions related to Delphi, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by Delphi management on an ongoing basis.

      Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. All other commodity derivative contracts are marked to market on a current basis. Since Delphi has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. At December 31, 1999, Delphi had no interest rate derivative contracts outstanding. During the year, interest rate derivative contracts that were entered into were not significant.

      Postemployment Benefits and Employee Termination Benefits — Delphi’s postemployment benefits primarily relate to Delphi’s extended-disability benefit program in the United States, supplemental unemployment compensation benefits and employee termination benefits, mainly pursuant to union or other contractual agreements. Extended-disability benefits are accrued on a service-driven basis and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the discounted future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

      Earnings Per Share — The historical basic earnings per share amounts were computed using weighted average shares outstanding for each respective year. Diluted earnings per share also reflects the weighted average impact from the date of issuance of all potentially dilutive securities during the years presented unless the inclusion would have an antidilutive effect. Diluted shares outstanding include the impact of dilutive securities issued concurrent with the IPO in February 1999 and stock options issued in connection with the concurrent cancellation of GM stock options held by Delphi employees at the date of the Spin-Off.

      For historical computations, dilutive securities are only considered in the weighted average shares outstanding from the date of issuance. Weighted average shares outstanding used in calculating historical basic and diluted earnings per share were:

	Year Ended December 31,

	1999	1998	1997

	(in thousands)

Weighted average shares outstanding	552,771	465,000	465,000

Effect of dilutive securities	1,862	—	—

Diluted shares outstanding	554,633	465,000	465,000

      Recently Issued Accounting Pronouncements  — In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133” in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Delphi will adopt SFAS No. 133 on January 1, 2001 and we are currently assessing the effect that it may have on our consolidated financial statements.

      In September 1999, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 99-5 “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements”. The consensus addresses the accounting for pre-production costs relating to design and development of production parts and tooling. We do not believe that the implementation of EITF Issue No. 99-5 on a prospective basis as of January 1, 2000 will have a significant impact on our financial position or results of operations.

      Reclassifications — Certain prior year amounts have been reclassified to conform with 1999 presentation.

3.  INVENTORIES, NET

      Inventories, net consisted of:

	December 31,

	1999	1998

	(in millions)

Productive material, work-in-process and supplies	$1,878	$1,890

Finished goods	263	253

Total inventories at FIFO	2,141	2,143

Less allowance to adjust the carrying value of certain inventories to LIFO	(392)	(373)

Total inventories, net	$1,749	$1,770

4.  INCOME TAXES

      Income (loss) before income taxes for U.S. and non-U.S. operations was:

	Year Ended December 31,

	1999	1998	1997

	(in millions)

U.S. income (loss)	$1,349	$(501)	$(99)

Non-U.S. income	372	235	358

Total	$1,721	$(266)	$259

      The provision for income taxes was:

	Year Ended December 31,

	1999	1998	1997

	(in millions)
Current income tax expense (benefit)

U.S. federal	$43	$(47)	$849

Non-U.S.	112	134	203

U.S. state and local	10	(19)	32

Total current income tax expense	165	68	1,084
Deferred income tax expense (benefit), net

U.S. federal	434	(228)	(915)

Non-U.S.	12	8	(47)

U.S. state and local	33	(11)	(71)

Total deferred	479	(231)	(1,033)

Investment tax credits	(6)	(10)	(7)

Total income tax provision	$638	$(173)	$44

      A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,

	1999	1998	1997

	(in millions)

Tax at U.S. federal statutory income tax rate	$602	$(93)	$91

U.S. state and local income taxes	43	(27)	(39)

Non-U.S. income taxed at other rates	(6)	59	31

Research and experimentation credits	(61)	(58)	(50)

Other adjustments	60	(54)	11

Total income tax provision	$638	$(173)	$44

      Deferred income tax assets and liabilities for 1999 and 1998 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.

      Temporary differences that gave rise to deferred tax assets and liabilities included:

	Year Ended December 31,

	1999		1998

	(in millions)
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Other postretirement benefits	$1,985	$—	$1,742	$—

Pension benefits	339	—	536	—

Other employee benefits	266	—	405	—

Depreciation	102	—	8	—

U.S. state and local taxes	260	—	268	—

Other U.S.	135	—	106	68

Other non-U.S.	14	111	98	98

Total	3,101	111	3,163	166

Valuation allowances	(100)	—	(65)	—

Total deferred taxes	$3,001	$111	$3,098	$166

      Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

      Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, income tax accruals in the consolidated balance sheets reflect that, as part of the Separation Agreement, GM agreed to indemnify Delphi, excluding Delphi Delco Electronics, for assessments related to tax returns for years prior to 1999.

      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. Cash paid for income taxes was $173 million and $741 million in 1999 and 1998, respectively. Income taxes paid during 1997 were not significant.

5.  PROPERTY, NET

      Property, net consisted of:

		December 31,
	Estimated Useful
	Lives (Years)	1999	1998

		(in millions)

Land	—	$68	$60

Land and leasehold improvements	3-30	217	212

Buildings	29-45	1,919	1,975

Machinery, equipment and tooling	3-30	9,908	9,990

Furniture and office equipment	3-20	268	164

Construction in progress	—	796	752

Total		13,176	13,153

Less accumulated depreciation and amortization		(8,070)	(8,188)

Total property, net		$5,106	$4,965

      Losses related to the valuation of long-lived assets held for use were $28 million, $176 million and $791 million in 1999, 1998 and 1997, respectively. These losses had the effect of increasing depreciation and amortization by $28 million, $156 million and $791 million in 1999, 1998 and 1997, respectively, and increased cost of sales by $20 million in 1998.

      During 1997, Delphi announced that its seating, lighting and coil spring businesses were for sale. In conjunction with that announcement, Delphi recognized impairment and certain other losses totaling $516 million on the assets subject to disposal. Delphi sold its seating, lighting and coil springs businesses during 1998, resulting in an additional loss of $430 million. The 1997 losses had the effect of increasing cost of sales and depreciation and amortization by $207 million and $309 million, respectively. The additional loss had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively. Delphi’s results of operations included total operating losses related to these businesses of $107 million and $488 million for the years ended December 31, 1998 and 1997, respectively.

6.  ACCRUED LIABILITIES

      Accrued liabilities consisted of:

	December 31,

	1999	1998

	(in millions)

Payroll related obligations	$486	$617

Income taxes payable	98	81

Taxes other than income	152	138

Other	685	602

Total	$1,421	$1,438

      During 1999, Delphi recognized a pre-tax charge of approximately $13 million related to involuntary termination benefits payable to approximately 300 employees at a plant in France. These costs, which are expected to be paid during 2000, had the effect of increasing cost of goods sold.

      During 1998 and 1997, Delphi recognized charges to cost of sales of approximately $134 million and $55 million, respectively, representing postemployment benefits payable to employees, pursuant to contractual agreements. These postemployment benefits related to approximately 5,700 persons and 2,000 persons in 1998 and 1997, respectively. Also, during 1997, Delphi recognized a charge to cost of sales of approximately $80 million related to supplemental unemployment compensation benefits payable in connection with a decision to cease production at its Trenton, New Jersey plant.

7.  LONG-TERM DEBT

      Long-term debt as of December 31, 1999 is summarized as follows (in millions):

6 1/8%, unsecured notes, due 2004	$499

6 1/2%, unsecured notes, due 2009	497

7 1/8%, debentures due 2029	496

Other	265

Total debt	$1,757

Less: current portion	117

Long-term debt	$1,640

      During 1999, Delphi entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a five-year revolving credit facility in the amount of $1.5 billion, which expires January 2004, and a 364-day revolving credit facility, which expires December 2000. The Credit Facilities provide that the interest rate is based, at Delphi’s option, on either an Alternate Base Rate (higher of prime, federal funds or certificate of deposit based rates) or a Eurodollar rate, plus a margin. In addition to interest payments, Delphi is obligated to pay certain facility fees ranging from .125% to .300% of the unused amount throughout the term of the facilities. The Credit Facilities also contain certain affirmative and negative covenants including, among others, requirements for maintaining certain leverage and indebtedness ratios. As of December 31, 1999, there were no outstanding amounts under the Credit Facilities, and in the opinion of management, Delphi was in compliance with all covenant arrangements throughout the year.

      During 1999, Delphi entered into a commercial paper program providing up to $1.5 billion of borrowing ability. As of December 31, 1999, there were no amounts outstanding under the commercial paper program.

      In May 1999, Delphi completed a public offering of unsecured term debt securities totaling $1.5 billion. The offering consisted of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. Interest on these debt securities is payable semi-annually on May 1 and November 1. The debt securities have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi. Cash paid for interest totaled $114 million, $286 million and $299 million in 1999, 1998 and 1997, respectively.

      Pursuant to certain agreements between Delphi and GM, Delphi’s consolidated financial statements as of December 31, 1998 reflected an outstanding intracompany note payable with the automotive and corporate sectors of GM of approximately $3.1 billion, which accrued interest at 6.7% and 7.2% in 1998 and 1997, respectively. In January 1999, immediately prior to the Separation, approximately $1.6 billion of certain intracompany accounts receivable from GM were settled against the $3.1 billion outstanding intracompany note payable to GM, with the difference resulting in an increase in GM’s net investment in Delphi.

      As of December 31, 1999 and 1998, Delphi also had certain other long-term debt outstanding of approximately $265 million and $346 million, respectively, principally at certain international subsidiaries.

      The principal maturities, net of applicable discount and issuance costs, for the five years subsequent to 1999 are as follows:

Year	Maturities

(in millions)

2000	$117

2001	27

2002	44

2003	23

2004	543

Thereafter	1,003

Total	$1,757

8.  PENSION AND OTHER POSTRETIREMENT BENEFITS

      Under the terms of the Separation Agreement, pension plan assets and liabilities and other postretirement benefit liabilities related to Delphi’s U.S. salaried employees retiring after January 1, 1999 were assumed by Delphi. The Delphi salaried pension and other postretirement benefit plans were established and are being administered under the same terms that existed for the GM plans at the time of the Separation. Delphi’s consolidated financial statements as of December 31, 1999 and 1998 reflect the assets and liabilities related to U.S. salaried employees that Delphi assumed pursuant to the Separation Agreement, and exclude employee benefit obligations and any assets related to employees who retired on or before January 1, 1999.

      In accordance with the terms of the Separation Agreement, Delphi’s consolidated balance sheet at December 31, 1998 reflected an obligation to GM equal to the projected benefit obligation for U.S. hourly employees, using applicable pension actuarial assumptions, less an amount equal to the level of plan assets that would be received by Delphi under applicable laws and regulations, had the plan transfer occurred on January 1, 1999. Under the Separation Agreement, this obligation was subject to a contingency provision to the extent certain terms negotiated with hourly represented employees, and the actual number of Delphi hourly employees who retired differed from the terms and the number of retirements assumed by the parties at the time of Separation.

      Until May 28, 1999, Delphi’s U.S. hourly employees continued to participate in the defined benefit pension plan and other postretirement benefit plans administered by GM, on a multi-employer plan basis. Effective May 28, 1999, pension and other postretirement benefit obligations relating to certain U.S. hourly employees were assumed by Delphi. However, under the terms of the Separation Agreement, including the effects resulting from the completion of required labor negotiations, Delphi hourly employees who retire on or before January 1, 2000 are treated as GM retirees for purposes of pension and other postretirement benefit obligations.

      An adjustment to GM’s initial investment in Delphi of $0.6 billion was recorded in 1999, based on an actuarial estimate of the effect on the pension and other postretirement obligations of the known negotiated terms and an updated estimate of the Delphi employees who will retire under benefit plans administered by GM.

      Pension plans covering unionized employees in the U.S. generally provide benefits of negotiated stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are unfunded. Such plans are based on targeted wage replacement percentages, and are generally not significant to Delphi. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations.

      The 1999 net liabilities shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. salaried and hourly employees. The 1998 net assets (liabilities) shown below reflect the defined benefit pension obligation for U.S. salaried employees and the other postretirement benefit obligation for U.S. salaried and hourly employees.

			Other Postretirement
	Pension Benefits		Benefits

	1999	1998	1999	1998

	(in millions)

Change in benefit obligation:

Benefit obligation at beginning of year	$2,384	$2,511	$4,603	$4,610

Service cost	212	95	180	180

Interest cost	342	178	310	901

Actuarial (gains) losses	(995)	148	(508)	186

Plan amendments and other	707	19	(3)	(17)

Formation of Delphi hourly plan	6,198	—	—	—

Impact of Separation Agreement	(2,652)	(567)	(803)	(1,257)

Benefit obligation at end of year	6,196	2,384	3,779	4,603

Change in plan assets:

Fair value of plan assets at beginning of year	2,473	2,500	—	—

Actual return on plan assets	1,058	392	—	—

Contributions	1,225	7	—	—

Formation of Delphi hourly plan	4,039	—	—	—

Impact of Separation Agreement	(3,499)	(426)	—	—

Fair value of plan assets at end of year	5,296	2,473	—	—

Funded (unfunded) status	(900)	89	(3,779)	(4,603)

Unamortized actuarial loss (gain)	(802)	284	(475)	81

Unamortized prior service cost	885	122	3	(51)

Unrecognized transition asset	(11)	(22)	—	—

Net amount recognized in consolidated balance sheets	$(828)	$473	$(4,251)	$(4,573)

Amounts recognized in the consolidated balance sheets consist of:

Long term prepaid benefit cost	$517	$545	$—	$—

Accrued benefit liability	(1,345)	(72)	(4,251)	(4,573)

Net amount recognized	$(828)	$473	$(4,251)	$(4,573)

      The pension and other postretirement benefit obligations on the consolidated balance sheet at December 31, 1999 include $1.6 billion for the estimated amounts which Delphi may be required to pay to GM pursuant to the contingency provision. Such estimates are subject to change, based upon actuarial calculations required under the Separation Agreement, which will be completed in 2000. Any change in this estimate of the payments required under the contingency provision, which are determinable within one year of the Spin-Off, will be recorded as an adjustment to GM’s initial investment in Delphi. In January 2000, Delphi transferred approximately $700 million to GM related to the estimated amounts due. In addition, during January 2000, Delphi made a voluntary contribution of $575 million to the U.S. hourly pension plan.

      During 1998, Delphi contributed $677 million to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust. The contribution was made in connection with GM’s pre-funding of a portion of its other postretirement employee benefit liability. In accordance with the terms of the Separation Agreement, GM retained 100% of the pre-funding and accordingly, Delphi’s other postretirement employee benefit liability does not reflect an allocation of the VEBA trust assets.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for employee pension plans with accumulated benefit obligations in excess of plan assets were $4.2 billion, $4.1 billion and $2.8 billion, respectively, as of December 31, 1999, and $124 million, $74 million and $16 million, respectively, as of December 31, 1998.

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service, and other postretirement benefit plans. The unfunded non-U.S. pension plans had projected benefit obligations in excess of plan assets of $67 million and $76 million at December 31, 1999 and 1998, respectively. The funded non-U.S. pension plans had assets in excess of projected benefit obligations of $33 million and $21 million at December 31, 1999 and 1998, respectively. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and other postretirement benefit plans is generally not significant to Delphi.

      Benefit costs presented below were determined based on actuarial methods and included the following components:

				Other Postretirement
	Pension Benefits			Benefits

	1999	1998	1997	1999	1998	1997

	(in millions)

Service cost	$212	$95	$82	$180	$180	$175

Interest cost	342	178	175	310	901	896

Expected return on plan assets	(439)	(341)	(287)	—	(88)	—

Net amortization and other	38	17	19	(12)	(27)	(24)

Net periodic benefit cost	$153	$(51)	$(11)	$478	$966	$1,047

      Also, during the periods presented through the Spin-Off, Delphi participated in GM’s U.S. defined benefit pension plans for U.S. hourly employees. GM charged Delphi approximately $98 million, $330 million and $433 million, in 1999, 1998 and 1997, respectively, related to Delphi U.S. hourly employees.

      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. pension plan and postretirement plans were:

				Other Postretirement
	Pension Benefits			Benefits

	1999	1998	1997	1999	1998	1997

Weighted-average discount rate	7.75%	6.75%	7.00%	7.75%	6.75%	7.25%

Weighted-average rate of increase in compensation levels	5.00%	5.00%	5.00%	4.40%	4.40%	4.40%

Expected long-term rate of return on plan assets	10.00%	10.00%	10.00%	N/A	10.00%	N/A

      For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease on a linear basis through 2004, to the ultimate weighted-average trend rate of 5.0%.

      A one percentage point increase in the assumed health care trend rate would have increased the aggregate service and interest cost components of other postretirement benefit expense for 1999 by $93 million, and would have increased the related accumulated postretirement benefit obligation by $609 million.

      Delphi has disclosed herein certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as “costs” or “obligations.” Notwithstanding the recording of such amounts and the use of these terms, Delphi does not conclude or otherwise acknowledge that such amounts or its existing postretirement benefit plans, other than pensions, represent legally enforceable liabilities of Delphi.

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

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit worthiness of customers and business partners. As of December 31, 1999, one customer/ business partner was experiencing financial difficulties. Delphi’s balance sheet as of December 31, 1999 includes accounts receivable of $35 million as well as amounts related to investments in joint ventures relating to this customer/ business partner, the value of which may be impacted by the future performance of this customer/ business partner.

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 95% of its hourly workforce. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems.

      During 1998 and 1997, work stoppages at certain GM and Delphi locations had an estimated unfavorable impact on net income of $450 million and $92 million, respectively. Delphi generally estimated the impact of work stoppages by multiplying standard contribution margins by the estimated decline in vehicle production that was directly attributable to the work stoppages, after considering partial recovery of lost production.

      Rental expense totaled $134 million, $104 million and $99 million for the years ended December 31, 1999, 1998 and 1997, respectively. Delphi had minimum lease commitments under noncancelable operating leases at December 31, 1999 totaling $427 million, which become due as follows (in millions):

2000	$88

2001	77

2002	66

2003	60

2004	56

Thereafter	80

Total	$427

10.  OTHER INCOME, NET

      Other income, net included:

	Year Ended December 31,

	1999	1998	1997

	(in millions)

Claims and commissions	$80	$86	$80

Gain (loss) on disposition of assets, net	(16)	36	52

Interest income	96	57	57

Earnings of non-consolidated affiliates	44	55	27

Other expense	(33)	(2)	(22)

Other income, net	$171	$232	$194

11.  STOCK INCENTIVE PLANS

      Delphi has several plans under which it issues stock options and restricted stock units. There were 85 million shares available for future grants under the terms of Delphi’s stock option and incentive plans at December 31, 1999. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 1999 are exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. During 1999, Delphi awarded approximately 3 million restricted stock units to employees at a weighted average fair market value of $17. Compensation expense related to restricted stock unit awards is being recognized over the vesting period. Certain Delphi employees participated in the GM 1997 Stock Incentive Plan (“GMSIP”) prior to the Separation. Concurrent with the Spin-Off, all outstanding options under the GMSIP previously granted to Delphi employees were converted to equivalent stock options on Delphi common stock, subject to the terms of the Separation Agreement.

      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options	Exercise Price

	(in thousands)

Conversion of GM options	14,736	$12.89

Granted	26,349	$19.03

Exercised	(112)	$11.92

Canceled	(466)	$18.25

Outstanding as of December 31, 1999	40,507	$16.82

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 1999:

		Weighted		Number of
Range of	Outstanding	Average	Weighted Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$ 4.00–$10.00	1,055	4.3	$8.75	1,055	$8.75

$10.01–$20.00	34,737	8.4	$16.55	4,862	$12.91

$20.01–$30.00	4,715	9.0	$20.64	—	N/A

	40,507		$16.82	5,917	$12.17

      If Delphi accounted for stock-based compensation using the fair value method consistent with SFAS 123, “Accounting for Stock-Based Compensation”, Delphi’s net income and net income per share for 1999 would have been reduced to the pro forma amounts indicated below:

As reported:

Net income (in millions)	$1,083

Earnings per share	1.95

Pro forma:

Net income (in millions)	$1,038

Earnings per share	1.87

      The weighted average fair value of stock options granted during 1999 was $6.14. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	29.88%

Risk-free interest rate	6.48%

Expected life (years)	5

Dividend yield	1.59%

12.  SEGMENT REPORTING

      Delphi’s operating segments (“product sectors”) are Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. The Electronics & Mobile Communication product sector supplies various electronic products, as well as audio and communication systems for vehicles. The Safety, Thermal & Electrical Architecture product sector offers a wide range of products relating to the vehicle interior, powertrain cooling systems and climate control systems. In addition, this sector produces wiring harnesses and connectors for electrical power and signal distribution. The Dynamics & Propulsion product sector offers a wide range of energy and engine management systems, chassis control systems and steering products.

      The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Generally, Delphi evaluates performance based on stand-alone product sector operating income and accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Financial information by product sector is as follows:

		Safety,
	Electronics &	Thermal
	Mobile	& Electrical	Dynamics &
1999	Communication	Architecture	Propulsion	Other(a)	Total

	(in millions)

Net sales to GM and affiliates	$4,107	$7,222	$10,973	$—	$22,302

Net sales to other customers	820	3,092	2,978	—	6,890

Inter-sector net sales	369	198	24	(591)	—

Total net sales	$5,296	$10,512	$13,975	$(591)	$29,192

Depreciation and amortization	$152	$313	$391	$—	$856

Operating income (loss)	$577	$687	$563	$(145)	$1,682

Sector assets	$2,915	$6,977	$7,706	$752	$18,350

Capital expenditures	$236	$412	$535	$17	$1,200

		Safety,
	Electronics &	Thermal
	Mobile	& Electrical	Dynamics &
1998	Communication	Architecture	Propulsion	Other(a)	Total

	(in millions)

Net sales to GM and affiliates	$3,917	$8,059	$10,346	$—	$22,322

Net sales to other customers	649	3,000	2,508	—	6,157

Inter-sector net sales	257	167	8	(432)	—

Total net sales	$4,823	$11,226	$12,862	$(432)	$28,479

Depreciation and amortization	$181	$290	$631	$—	$1,102

Operating income (loss) (b)	$367	$(59)	$(256)	$(273)	$(221)

Sector assets	$2,099	$5,855	$6,882	$670	$15,506

Capital expenditures	$180	$449	$741	$11	$1,381

		Safety,
	Electronics &	Thermal
	Mobile	& Electrical	Dynamics &
1997	Communication	Architecture	Propulsion	Other(a)	Total

	(in millions)

Net sales to GM and affiliates	$4,652	$9,756	$11,499	$—	$25,907

Net sales to other customers	539	2,776	2,225	—	5,540

Inter-sector net sales	348	196	9	(553)	—

Total net sales	$5,539	$12,728	$13,733	$(553)	$31,447

Depreciation and amortization	$481	$539	$950	$—	$1,970

Operating income (loss) (b)	$242	$622	$(382)	$(130)	$352

Sector assets	$2,063	$5,749	$6,328	$886	$15,026

Capital expenditures	$122	$464	$778	$19	$1,383

(a)	Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

(b)	Our operating results for the years ended December 31, 1998 and 1997 were impacted by a number of special items, including the asset impairment charges, divestitures and plant closings, as well as work stoppages at certain GM and Delphi locations. The net unfavorable impact on operating income for each product sector was as follows:

	Electronics &	Safety, Thermal
	Mobile	& Electrical	Dynamics &
Year Ended December 31,	Communication	Architecture	Propulsion	Other	Total

		(in millions)

1998	$144	$766	$570	$(14)	$1,466

1997	370	438	782	—	1,590

      A reconciliation between operating income (loss) and income (loss) before income taxes for each of the years presented is as follows:

	1999	1998	1997

	(in millions)

Operating income (loss)	$1,682	$(221)	$352

Interest expense	(132)	(277)	(287)

Other income, net	171	232	194

Income (loss) before income taxes	$1,721	$(266)	$259

      Information concerning principal geographic areas is set forth below. Net sales data is for the years ended December 31 and net property data is as of December 31.

	1999		1998		1997

	Net	Net	Net	Net	Net	Net
	Sales	Property	Sales	Property	Sales	Property

	(in millions)

North America:

U.S. and Canada	$20,614	$3,442	$19,889	$3,375	$22,731	$3,200

Mexico	3,667	274	3,235	268	3,448	263

Total North America	24,281	3,716	23,124	3,643	26,179	3,463

Europe	4,159	934	4,331	914	4,220	820

South America	362	153	543	128	662	117

All other	390	303	481	280	386	200

Total	$29,192	$5,106	$28,479	$4,965	$31,447	$4,600

      Historically, Delphi has relied on GM for a substantial portion of its total revenues. Delphi expects that a significant portion of its future revenues will continue to be generated by GM. Any substantial reduction in orders by GM could have a materially adverse impact on Delphi’s operating results.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of derivative financial instruments reflects the estimated amounts which Delphi would receive or pay to terminate our contracts; such estimated amounts take into account the current unrealized gains or losses on open contracts that are deferred and recognized when the offsetting gains or losses are recognized on the related hedged items. The fair value of foreign exchange forward contracts is estimated based on foreign exchange rate quotes at the reporting date. At December 31, 1999 and 1998, the total estimated fair value of open contracts were not significant to Delphi.

      The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. As of December 31, 1999 and 1998, long-term debt was recorded at $1.6 billion and $346 million, respectively, and had estimated fair values of $1.5 billion and $337 million, respectively. For all other financial instruments recorded at December 31, 1999 and 1998, fair value approximates book value.

14.  DERIVATIVE INSTRUMENTS

      Delphi is a party to financial instruments with off-balance sheet risk, which are used in the normal course of business to manage exposure principally to foreign exchange rate and commodity price fluctuations. The types of derivatives used to manage the risk of fluctuations in foreign exchange rates and commodity prices are forwards, options and swaps. At the time of Separation, Delphi was assigned a portion of GM’s portfolio of such derivatives consistent with Delphi’s exposures. Since Separation, Delphi has entered into derivative contracts to supplement the portfolio assigned to it by GM. Derivative transactions are entered into in order to hedge underlying business exposures. The market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts and payments on these contracts normally occur at maturity or settlement.

      Delphi has foreign currency exposure related to buying and selling in currencies other than the local currencies of our operating units. Delphi’s most significant foreign currency exchange exposures relate to Brazil, Mexico, Canada, France, Germany and Japan. The magnitude of these exposures varies over time, depending on the strength of the local automotive markets. Delphi enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge cash flows such as firm commitments and anticipated transactions involving component materials and fixed asset purchases. Delphi uses foreign exchange forward contracts as well as purchased and complex foreign exchange options to manage such foreign exchange transaction exposures. Foreign exchange forward contracts are legal agreements between two parties to purchase or sell a foreign currency for a price specified at the contract date, with delivery and settlement in the future.

      Deferred hedging gains and losses on outstanding foreign exchange forward and option contracts were not significant at December 31, 1999 and 1998. Such deferred amounts will be included in the cost of the underlying assets when purchased if related to firm commitments or recognized in income upon maturity if related to anticipated transactions. In the event a hedged firm commitment or anticipated transaction is terminated early, the related derivative contract is marked to market through the income statement until its maturity.

      Delphi has exposure to the prices of commodities, primarily non-ferrous metals, in its procurement of certain raw materials. The magnitude of these exposures is fairly steady in that production is reliant on a steady supply of non-ferrous metal based raw materials. In order to manage this ongoing exposure, Delphi enters into swaps and options with various counterparties in accordance with established policy guidelines. Since Delphi can settle these contracts either in cash or by taking physical delivery, commodity contracts are not considered financial instruments.

      Deferred hedging gains and losses on outstanding commodity swap and option contracts were a gain of $17 million and a loss of $57 million at December 31, 1999 and 1998, respectively. Such deferred amounts will be recorded to the balance sheet until the related derivative is settled. Upon settlement, the gain or loss is recorded as an adjustment to inventoriable cost of non-ferrous metals, and subsequently recognized in operations as cost of goods sold. At December 31, 1999, Delphi held foreign exchange forward and option contracts with a notional value of $973 million and $139 million, respectively. At December 31, 1998, Delphi’s foreign exchange forward and option contracts allocated from GM’s risk management program had a notional value of $18 million. In the event an underlying material purchase is no longer anticipated, the related derivative contract is marked to market through the income statement until its settlement or maturity.

      The derivative instruments previously discussed contain an element of risk that counterparties may be unable to meet the terms of the agreements. However, such risk is minimized by limiting the counterparties to major international banks or financial institutions that meet established credit guidelines, and by limiting the risk exposure to any one bank or financial institution. Delphi generally does not require or place collateral for these financial instruments. Management does not expect to incur any losses as a result of counterparty default.

      Delphi has business activities with customers and affiliates around the world. Although Delphi does have large volumes of its receivables from a limited number of vehicle manufacturer customers, particularly GM, such receivables are managed under standard commercial terms. Consequently, in management’s opinion, any concentration of credit risk relating to these customers is appropriately managed.

15.  QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

	(in millions, except per share amounts)

1999

Net sales	$7,469	$7,683	$6,790	$7,250	$29,192

Cost of sales	$6,391	$6,453	$5,980	$6,211	$25,035

Net income	$284	$394	$136	$269	$1,083

Basic earnings per share	$0.55	$0.70	$0.24	$0.48	$1.96

Diluted earnings per share	$0.55	$0.69	$0.24	$0.48	$1.95

Cash dividends declared per common share	$—	$0.07	$0.07	$0.07	$0.21

Common stock price

High	$18.81	$21.69	$19.94	$17.19	$21.69

Low	$17.75	$16.56	$16.06	$14.38	$14.38

Memo: IPO price February 5, 1999	$17.00

1998(1),(2)

Net sales	$7,623	$7,041	$6,015	$7,800	$28,479

Cost of sales	$6,789	$6,280	$6,151	$6,915	$26,135

Net income (loss)	$236	$83	$(500)	$88	$(93)

Basic and diluted earnings (loss) per share	$0.51	$0.18	$(1.08)	$0.19	$(0.20)

(1)	As we became a public company on February 5, 1999, dividend and stock price data for 1998 is not applicable.

(2)	The quarterly data for 1998 was impacted by:

•	Work stoppages at GM and Delphi locations in the United States reduced operating income by approximately $468 million, or $290 million after-tax, and $435 million, or $270 million after-tax, during the second and third quarters of 1998, respectively. The estimated full year impact of work stoppages was $726 million, or $450 million after-tax, after considering partial recovery of lost production in the fourth quarter.

•	During the third quarter of 1998, Delphi recorded an operating loss of $430 million, or $271 million after-tax, related to divestitures involving its seating, lighting and coil spring businesses.

•	Charges associated with underperforming assets and postemployment benefits payable under contractual agreements reduced operating income by $310 million, or $192 million after-tax, during the fourth quarter of 1998.

16.  SUBSEQUENT EVENT

      On January 7, 2000, Delphi completed the acquisition for approximately $871 million, subject to adjustment for certain post-closing events, of substantially all the assets of Lucas Diesel Systems and its related aftermarket activities from TRW Inc. Lucas Diesel Systems, a Paris-based company with fiscal 1999 sales of approximately $1.1 billion, is a worldwide producer of diesel fuel-injection systems for light, medium and heavy-duty vehicles.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10.  THE BOARD OF DIRECTORS

      The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “The Board of Directors” in Delphi’s definitive Proxy Statement for the 2000 Annual Meeting of the Stockholders, which will be filed within 120 days after December 31, 1999 (the “Proxy Statement”). Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Delphi’s knowledge, in the Proxy Statement. The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation of Directors”, “Compensation of Executive Officers”, “Summary Compensation Table”, “Options Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End”, “Long-Term Incentive Plan Awards in Last Fiscal Year”, “Retirement Programs” and “Change in Control Agreements”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership of Management and More than 5% Stockholders” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

				Page No.

(a)	1.	Financial Statements:
		—	Responsibility for Consolidated Financial Statements	42
		—	Independent Auditors’ Report	43
		—	Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997	44
		—	Consolidated Balance Sheets as of December 31, 1999 and 1998	45
		—	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	46
		—	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 1999, 1998 and 1997	47
		—	Notes to Consolidated Financial Statements	48 - 66
	2.	Financial Statement Schedules —
		Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
	3.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.
(3)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement.
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Automotive Systems LLC, Delphi Technologies, Inc. and Delphi Automotive Systems (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	Delphi/SPO Business Relationship Agreement, incorporated by reference to Exhibit 10.3 to the Registration Statement.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.

Exhibit
Number	Exhibit Name

(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Form of Change in Control Agreement between Delphi and certain of its officers and other executives, incorporated by reference to Exhibit 10.9 to the Registration Statement.*
(10)(i)	Delphi Automotive Systems Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(j)	Delphi Automotive Systems Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Automotive Systems Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-88291) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.*
(10)(n)	Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of January 3, 2000, among Delphi and the lenders named therein.
(10)(o)	Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein, dated as of January 4, 1999, incorporated by reference to Exhibit 10.15 to the Registration Statement.
(10)(p)	First Amendment, dated January 3, 2000, to Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein.
(10)(q)	Agreement, dated December 22, 1999, between Delphi Automotive Systems Corporation and General Motors Corporation.
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 1999, 1998, 1997, 1996 and 1995.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
(27)	Financial data schedule (for SEC information only)
* Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K.

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

By: /s/ J.T. BATTENBERG III

(J.T. Battenberg III, Chairman

of the Board of Directors, Chief
Executive Officer and President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ J.T. BATTENBERG III (J.T. Battenberg III)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ ALAN S. DAWES (Alan S. Dawes)	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/s/ DONALD L. RUNKLE (Donald L. Runkle)	Director, Executive Vice President and President of Dynamics & Propulsion Sector

/s/ PAUL R. FREE (Paul R. Free)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ THOMAS H. WYMAN (Thomas H. Wyman)	Director (Lead Independent Director)

/s/ VIRGIS W. COLBERT (Virgis W. Colbert)	Director

(Shoichiro Irimajiri)	Director

/s/ THOMAS G. LABRECQUE (Thomas G. Labrecque)	Director

/s/ SUSAN A. MCLAUGHLIN (Susan A. McLaughlin)	Director

/s/ OSCAR DE PAULA BERNARDES NETO (Oscar de Paula Bernardes Neto)	Director

/s/ JOHN D. OPIE (John D. Opie)	Director

/s/ ROGER S. PENSKE (Roger S. Penske)	Director

EXHIBIT INDEX

Exhibit No.	Description

(10)(n)	Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of January 3, 2000, among Delphi and the lenders named therein.
(10)(p)	First Amendment, dated January 3, 2000, to Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein.
(10)(q)	Agreement, dated December 22, 1999, between Delphi Automotive Systems Corporation and General Motors Corporation.
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 1999, 1998, 1997, 1996 and 1995.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
(27)	Financial data schedule (for SEC information only)