Form 10-Q
period 2000-03-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2000-04-12
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from                         to

Commission file No. 1-14787

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-3430473
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

5725 Delphi Drive, Troy, Michigan	48098
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (248) 813-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X      No

As of March 31, 2000, 563 million shares of the registrant’s $0.01 par value common stock were outstanding.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

INDEX

Page

Part I — Financial Information
Item 1. Financial Statements

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2000 and 1999	3

Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2000 and 1999	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Part II — Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signature	15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

	2000	1999

	(in millions, except per
	share amounts)

Net sales:

General Motors and affiliates	$5,570	$5,853

Other customers	2,234	1,616

Total net sales	7,804	7,469

Less operating expenses:

Cost of sales, excluding items listed below	6,596	6,391

Selling, general and administrative	459	384

Depreciation and amortization	232	237

Acquisition-related in-process research and development (Note 2)	51	—

Total operating expenses	7,338	7,012

Operating income	466	457

Less interest expense	40	24

Other income, net	34	25

Income before income taxes	460	458

Income tax expense	170	174

Net income	$290	$284

Earnings per share (Note 1)

Basic and diluted	$0.51	$0.55

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2000	December 31,
	(Unaudited)	1999

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$916	$1,546

Accounts receivable, net:

General Motors and affiliates	3,958	3,817

Other customers	1,903	1,555

Inventories, net (Note 3)	1,811	1,749

Deferred income taxes	941	1,071

Prepaid expenses and other	156	73

Total current assets	9,685	9,811

Long-term assets:

Property, net	5,604	5,106

Deferred income taxes	1,945	1,930

Other	1,746	1,503

Total assets	$18,980	$18,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$1,282	$117

Accounts payable	3,362	3,096

Pension benefits	274	1,091

Postretirement benefits other than pensions	539	1,012

Accrued liabilities	1,423	1,421

Total current liabilities	6,880	6,737

Long-term liabilities:

Long-term debt	1,645	1,640

Pension benefits	912	858

Postretirement benefits other than pensions	4,448	4,339

Other	1,661	1,576

Total liabilities	15,546	15,150

Stockholders’ equity (Note 4):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued	6	6

Additional paid-in capital	2,601	2,601

Retained earnings	1,215	964

Accumulated translation adjustments	(343)	(324)

Treasury stock, at cost (2 million and 3 million shares in 2000 and 1999, respectively)	(45)	(47)

Total stockholders’ equity	3,434	3,200

Total liabilities and stockholders’ equity	$18,980	$18,350

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2000	1999

	(in millions)

Cash flows from operating activities:

Net income	$290	$284

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	232	237

Acquisition-related in-process research and development	51	—

Changes in operating assets and liabilities:

Accounts receivable, net	(295)	(4,174)

Inventories, net	71	222

Prepaid expenses and other	70	(106)

Deferred income taxes	121	(162)

Accounts payable	98	256

Accrued liabilities	(1,314)	267

Other long-term liabilities	160	312

Other	(4)	28

Net cash used in operating activities	(520)	(2,836)

Cash flows from investing activities:

Capital expenditures	(275)	(235)

Cost of acquisitions, net of cash acquired	(897)	—

Other	(28)	69

Net cash used in investing activities	(1,200)	(166)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	1,621

Proceeds from issuance of debt securities and borrowings under credit facilities	1,155	1,527

Dividend payments	(39)	—

Purchase of treasury stock	(7)	—

Net cash provided by financing activities	1,109	3,148

Effect of exchange rate fluctuations on cash and cash equivalents	(19)	(18)

(Decrease) increase in cash and cash equivalents	(630)	128

Cash and cash equivalents at beginning of period	1,546	995

Cash and cash equivalents at end of period	$916	$1,123

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

      General — Delphi Automotive Systems Corporation (“Delphi”) is a world-leading supplier of automotive components, integrated systems and modules to the automotive industry. We became a publicly-held company on February 5, 1999 through an initial public offering (the “IPO”), and achieved our independence from General Motors Corporation (“GM”) on May 28, 1999 through the distribution of Delphi shares owned by GM (the “Spin-Off”).

      The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly owned and majority owned subsidiaries.

      All intercompany transactions and balances between Delphi businesses have been eliminated. In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future.

      Certain prior period amounts have been reclassified to conform with the current period presentation.

      Earnings Per Share — Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented unless the inclusion would have an antidilutive effect. Diluted shares outstanding include the impact of stock options granted, including dilutive securities issued concurrent with the IPO in February 1999 and stock options issued in connection with the concurrent cancellation of GM stock options held by Delphi employees at the date of the Spin-Off. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 31,

	2000	1999

	(in thousands)

Weighted average shares outstanding	562,546	520,555

Effect of dilutive securities	2,976	180

Diluted shares outstanding	565,522	520,735

      If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the weighted average shares outstanding would have been 565 million during the three months ended March 31, 1999. On this basis, basic and diluted earnings per share would have been $0.50 for the three months ended March 31, 1999.

      The Delphi Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 15, 2000, payable on April 24, 2000 to holders of record on March 24, 2000.

2.  ACQUISITIONS

     Lucas Diesel Systems

      On January 7, 2000, Delphi completed the purchase of Lucas Diesel Systems from TRW Inc. for $0.8 billion, net of cash acquired. Lucas Diesel Systems, now Delphi Diesel Systems, is one of the world’s largest producers of diesel fuel-injection systems for light, medium and heavy-duty vehicles. The acquisition was accounted for using the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Diesel Systems are included in our consolidated financial statements from the acquisition date. The $274 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years.

      In connection with this acquisition, Delphi recognized a one time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use. The acquisition-related in-process research and development primarily related to development of the diesel fuel injector common rail technology for light, medium and heavy-duty vehicles. The fair value of acquisition-related in-process research and development was determined using the income approach. The income approach measures the current value of an asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The discount rates used in calculating the present value of the components of the project ranged from 17% to 20%. At the valuation date, there were components of the project at various stages of completion ranging from approximately 30% to 85%. Such components are anticipated to be completed at varying times through 2007 at an estimated cost of approximately $54 million.

      The cash purchase price of $871 million has been reduced by cash acquired and increased by debt assumed to arrive at the preliminary purchase price allocation that follows (in millions):

Consideration paid to former owner, net of cash acquired of $38 million	$828

Estimated fees and expenses	6

Cash cost of acquisition	834

Debt assumed	8

Total cost of acquisition	$842

Property, plant and equipment	$449

Net working capital	80

Other assets purchased and liabilities assumed	(12)

In-process research and development	51

Goodwill	274

Total preliminary cost allocation	$842

      The purchase price and related allocation are preliminary and may be revised up to one year from the date of acquisition. Delphi can provide no assurances as to whether any revisions to the preliminary purchase price and related allocation will be significant. Adjustments to the purchase price and related preliminary allocation may occur as a result of obtaining more information regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase agreement and revisions of preliminary estimates of fair values made at the date of purchase. We are evaluating how the acquired operations will be integrated into our overall business strategy and are in the process of developing a plan for restructuring those operations. It is possible that our integration plan, when finalized, will impact the preliminary purchase price allocation.

     Automotive Products Distribution Services

      On February 28, 2000, Delphi completed the acquisition of Automotive Products Distribution Services (APDS) for $63 million. APDS is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles with 1999 sales of $175 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the preliminary allocation of purchase price to assets and liabilities has been reflected in the consolidated balance sheet. The results of operations of APDS are included within the consolidated financial statements from the acquisition date. The $25 million excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years.

3.	INVENTORIES, NET

      Inventories decreased by $71 million (prior to the addition of $133 million of inventories included in the assets of businesses acquired during first quarter 2000). The net inventory balances consisted of:

	March 31,	December 31,
	2000	1999

	(in millions)

Productive material, work-in-process and supplies	$1,746	$1,878

Finished goods	457	263

Total inventories at FIFO	2,203	2,141

Less allowance to adjust the carrying value of certain inventories to LIFO	(392)	(392)

Total inventories, net	$1,811	$1,749

4.  STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the three months ended March 31, 2000 were:

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(in millions)

Balance at January 1, 2000	565	$6	$2,601	$964	$(324)	$(47)	$3,200

Net income				290			290

Foreign currency translation adjustments, net of tax					(19)		(19)

Total comprehensive income							271

Net shares issued (reacquired) for employee benefit plans						2	2

Dividends				(39)			(39)

Balance at March 31, 2000	565	$6	$2,601	$1,215	$(343)	$(45)	$3,434

5.  SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors is as follows:

		Safety,
	Electronics &	Thermal &
	Mobile	Electrical	Dynamics &
	Communication	Architecture	Propulsion	Other(b)	Total

	(in millions)

For the Three Months Ended:
March 31, 2000

Net sales to GM and affiliates	$1,023	$1,813	$2,734	$—	$5,570

Net sales to other customers	261	862	1,111	—	2,234

Inter-sector net sales	108	34	7	(149)	—

Total net sales	$1,392	$2,709	$3,852	$(149)	$7,804

Operating income (loss)	$141	$207	$188 (a)	$(19)	$517	(a)

March 31, 1999

Net sales to GM and affiliates	$1,090	$1,937	$2,826	$—	$5,853

Net sales to other customers	187	723	706	—	1,616

Inter-sector net sales	76	53	2	(131)	—

Total net sales	$1,353	$2,713	$3,534	$(131)	$7,469

Operating income (loss)	$158	$216	$124	$(41)	$457

(a)	Excludes the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

6.  COMMITMENTS AND CONTINGENCIES

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

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit worthiness of customers and business partners. As of March 31, 2000, one customer/business partner was experiencing financial challenges. Delphi’s balance sheet as of March 31, 2000 includes accounts receivable of $31 million and investments in joint ventures relating to this customer/business partner, the value of which may be impacted by the future performance of this customer/business partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      Delphi’s first quarter 2000 results set a fast pace for our second year as an independent company. We added to our strong base of business by increasing non-GM sales 30% on a comparable basis over the first quarter of 1999. Other highlights from the quarter included the completion of the acquisition of Lucas Diesel Systems (now Delphi Diesel Systems) for $0.8 billion and a $0.6 billion voluntary contribution to our hourly pension plan. In addition, Delphi established a new aggressive growth business line structure that will include core automotive technologies, non-core technologies and industry-related service businesses. The new structure is aimed at giving autonomy to product lines with annual growth potential of 25%-30%. Mobile-Multimedia will be the first business line placed in this new structure and will continue to report to the Electronics & Mobile Communication sector.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the three months ended March 31, 2000 and 1999 were:

	Three Months Ended
	March 31,

Product Sector	2000	1999	Change

	(in millions)

Electronics & Mobile Communication	$1,392	$1,353	$39

Safety, Thermal & Electrical Architecture	2,709	2,713	(4)

Dynamics & Propulsion	3,852	3,534	318

Eliminations	(149)	(131)	(18)

Consolidated net sales	$7,804	$7,469	$335

      Our consolidated net sales for the first three months of 2000 increased $335 million, or 4.5% over the comparable period of 1999. Our increased net sales reflect continued growth in revenue from ongoing operations, strong North American sales and increased European sales, largely a result of the Delphi Diesel Systems acquisition. Our non-GM sales increased $618 million, 30% on a comparable basis, over first quarter 1999, while sales to GM declined slightly, principally due to the re-sourcing of unprofitable products. Approximately one-third of our non-GM sales growth resulted from acquisitions. Sales growth from volume and mix improvements was partially offset by the impact of continued price pressures that resulted in price reductions of approximately $129 million, or 1.7%, for the first quarter of 2000.

      Mobile Multimedia, our recently established aggressive growth business line, generated sales growth exceeding 350%, increasing first quarter sales from $7 million in 1999 to $32 million in 2000.

      Gross Margin. Our gross margin was 15.5% for the first three months of 2000 compared to a gross margin of 14.4% for the comparable period of 1999. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. In fact, each of our product sectors achieved material and manufacturing cost savings, which, in the aggregate, exceeded total price reductions during the first three months of 2000.

      Selling, General and Administrative. The increase in selling, general and administrative expenses, compared to 1999 amounts, primarily represents incremental costs required as a result of our efforts to pursue business with non-GM customers and the incremental expenses related to Delphi Diesel Systems.

      Depreciation and Amortization. Depreciation and amortization expense for first quarter 2000 was consistent with the first quarter 1999 expense.

      Acquisition-Related In-Process Research and Development. Delphi recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use, as explained more fully in Note 2 to the consolidated financial statements.

      Operating Income. Operating income was $466 million for the first three months of 2000 compared to $457 million for the first three months of 1999. Our operating income by product sector, excluding the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development included in the Dynamics & Propulsion sector was:

	Three Months Ended
	March 31,

Product Sector	2000	1999

	(in millions)

Electronics & Mobile Communication	$141	$158

Safety, Thermal & Electrical Architecture	207	216

Dynamics & Propulsion	188	124

Other	(19)	(41)

Total operating income	$517	$457

      The improvement in operating income reflects increased sales as discussed above, continuing cost reduction efforts and the results of the continued rollout of lean manufacturing initiatives around the world.

      Taxes. Our effective tax rate for the first quarter of 2000 was 37% compared to 38% for the comparable period of 1999. The decreased effective income tax rate primarily reflects results from tax planning actions initiated subsequent to the Spin-Off.

      Net Income. Net income totaled $290 million for the first three months of 2000 compared to $284 million for the three months ended March 31, 1999. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, net income for the first three months of 2000 would have been $322 million, a 13% increase over 1999.

      Earnings Per Share. Basic and diluted earnings per share was $0.51 for the first quarter of 2000. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, earnings per share would have been $0.57 per share compared to $0.55 for the first quarter of 1999. If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the weighted average shares outstanding would have been 565 million during the three months ended March 31, 1999. On this basis, basic and diluted earnings per share would have been $0.50 for the three months ended March 31, 1999; therefore, on a comparable basis, first quarter 2000 earnings per share of $0.57 represents a 14% increase.

Liquidity and Capital Resources

     Liquidity

      Our net liquidity, measured as cash and marketable securities less total debt, was $(2.0) billion at March 31, 2000 compared to $(0.2) billion at December 31, 1999. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 46% at March 31, 2000 and 35% at December 31, 1999. The change in our net liquidity and ratio of total debt to total capital was due to our continued generation of strong operating cash flows, offset by uses of cash of $0.9 billion for acquisitions, a

$0.6 billion voluntary contribution to our hourly pension plan and advances of $0.7 billion to GM based on estimated amounts due related to pension and other postretirement benefits. At March 31, 2000, we estimated that additional amounts of approximately $0.9 billion could be owed to GM for pension and other postretirement benefits. For additional information, see “Pension and Other Postretirement Benefits.”

      Requirements for working capital, capital expenditures, dividends and repayment of debt securities are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our Credit Facilities or the commercial paper program, if required.

     Extension of Payment Terms

      In accordance with a master separation agreement to which Delphi and GM are parties (the “Separation Agreement”), effective January 1, 1999, payment terms for our accounts receivable from GM were modified such that payments are generally due to us on the second day of the second month following the date of shipment by Delphi. Previous payment terms generally required GM to make accounts receivable payments in the month following shipment by Delphi. When the change in payment terms was implemented, our accounts receivable increased by approximately $2.1 billion. In order to mitigate the impact of the change in accounts receivable payment terms, we have successfully extended payment terms with many of our suppliers. Over time, we expect to negotiate similar extended terms with our remaining suppliers.

     Debt Capitalization and Available Financing Sources

      During 1999, Delphi entered into two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”). The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires January 2004, and a 364-day revolving credit line, which expires December 2000. Also during 1999, we entered into a commercial paper program providing up to $1.5 billion of borrowing ability. As of March 31, 2000, the outstanding balance under our commercial paper program was $1.1 billion. As of March 31, 2000, we had no amounts outstanding under our Credit Facilities.

     Cash Flows

      Operating Activities. Net cash used in operating activities was $520 million and $2.8 billion for the three months ended March 31, 2000 and 1999, respectively. The use of cash in the first quarter of 2000 included a $0.6 billion voluntary contribution to our hourly pension plan and advances to GM of $0.7 billion related to estimated amounts for retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits. The use of cash in the first quarter of 1999 also reflected the settlement of certain accounts receivable with GM and the change in payment terms described above.

      Investing Activities. Cash flows used in investing activities totaled $1.2 billion and $0.2 billion for the three months ended March 31, 2000 and 1999, respectively. The use of cash in the first quarter of 2000 reflects the acquisitions of Lucas Diesel Systems and APDS for $0.9 billion and capital expenditures related to ongoing operations.

      Financing Activities. Net cash provided by financing activities was $1.1 billion compared to $3.1 billion for the three months ended March 31, 2000 and 1999, respectively. Cash provided by financing activities for the first quarter of 2000 included borrowings under our commercial paper program used to fund pension contributions and to make advances to GM for pension and other postretirement benefits. Cash provided by financing activities for the first three months of 1999 included net borrowings on our short term and long-term revolving credit facilities and the proceeds from our initial public offering in February 1999. The proceeds from our initial public offering were used for general corporate purposes.

      Dividends. On March 15, 2000, the Delphi Board of Directors declared a quarterly dividend on Delphi common stock of $0.07 per share, payable on April 24, 2000 to holders of record on March 24, 2000. The dividend declared on December 7, 1999 was paid on January 13, 2000.

Pension and Other Postretirement Benefits

      Under the terms of the Separation Agreement, pension plan assets and liabilities and other postretirement benefit liabilities related to Delphi’s U.S. salaried active and inactive employees retiring after January 1, 1999 were assumed by Delphi. The Delphi salaried pension and other postretirement benefit plans were established and are being administered under the same terms that existed for the GM plans at the time of the Spin-Off. Delphi’s consolidated financial statements as of December 31, 1999 and 1998 reflected the assets and liabilities related to U.S. salaried employees that Delphi assumed pursuant to the Separation Agreement, and exclude employee benefit obligations and any assets related to employees retired prior to the effective date of the Separation Agreement.

      In accordance with the terms of the Separation Agreement, Delphi’s consolidated balance sheet at December 31, 1998 reflected an obligation to GM equal to the projected benefit obligation for U.S. hourly employees, using applicable pension actuarial assumptions, less an amount equal to the level of plan assets that would be received by Delphi under applicable laws and regulations, had the plan transfer occurred on January 1, 1999. Under the Separation Agreement, this obligation was subject to a contingency provision to the extent certain terms negotiated with hourly represented employees, and the actual number of Delphi hourly employees who retired differed from the terms and the number of retirements assumed by the parties at the time of Spin-Off.

      Until May 28, 1999, Delphi’s U.S. hourly employees continued to participate in the defined benefit pension plan and other postretirement benefit plans administered by GM, on a multi-employer plan basis. Effective May 28, 1999, pension and other postretirement benefit obligations relating to certain U.S. hourly employees were assumed by Delphi. However, under the terms of the Separation Agreement, including the effects resulting from the completion of required labor negotiations, Delphi hourly employees who retired on or before January 1, 2000 were treated as GM retirees for purposes of pension and other postretirement benefit obligations.

      An adjustment to GM’s initial investment in Delphi of $0.6 billion was recorded in 1999, based on an actuarial estimate of the effect on the pension and other postretirement obligations of the known negotiated terms and an updated estimate of the Delphi employees who retired under benefit plans administered by GM. Retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits could also result in cash payments to GM, the amount and timing of which have not yet been determined and agreed upon by Delphi and GM. At December 31, 1999, Delphi estimated such payments could total $1.6 billion, $0.7 billion of which was advanced during the first quarter of 2000. Any change in this estimate of the payments required under the contingency provision, which are determinable within one year of the Spin-Off (May 28, 2000), will be recorded as an adjustment to GM’s initial investment in Delphi.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements relating to volume growth, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. A list of factors which could impact future events and performance is included in the Delphi Automotive Systems Corporation 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and incorporated herein by this reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number	Exhibit Name

10(a)	Form of Change in Control Agreement between Delphi and its officers (filed but not included herein)
27	Financial data schedule (for SEC information only)
99	Press release dated April 12, 2000 regarding quarterly earnings (filed but not included herein)

(b)  REPORTS ON FORM 8-K

      January 19, 2000 Form 8-K regarding Delphi’s 1999 fourth quarter earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

April 12, 2000	/s/ PAUL R. FREE Paul R. Free, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10(a)	Form of Change in Control Agreement between Delphi and its officers
27	Financial data schedule (for SEC information only)
99	Press release dated April 12, 2000 regarding quarterly earnings