Form 10-Q
period 2000-06-30
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2000-07-17
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
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

(248) 813-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X      No

As of June 30, 2000, there were 559,954,384 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

INDEX

Page

Part I — Financial Information
Item 1. Financial Statements

Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2000 and 1999	3

Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999	4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2000 and 1999	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II — Other Information

Item 1. Legal Proceedings	17

Item 4. Submission of Matters to a Vote of Securities Holders	17

Item 6. Exhibits and Reports on Form 8-K	18

Signature	19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(in millions, except per share amounts)

Net sales:

General Motors and affiliates	$5,592	$5,986	$11,162	$11,839

Other customers	2,186	1,697	4,420	3,313

Total net sales	7,778	7,683	15,582	15,152

Less operating expenses:

Cost of sales, excluding items listed below	6,456	6,453	13,052	12,844

Selling, general and administrative	410	394	869	778

Depreciation and amortization	229	207	461	444

Acquisition-related in-process research and development (Note 2)	—	—	51	—

Total operating expenses	7,095	7,054	14,433	14,066

Operating income	683	629	1,149	1,086

Less interest expense	45	36	85	60

Other income, net	34	42	68	67

Income before income taxes	672	635	1,132	1,093

Income tax expense	248	241	418	415

Net income	$424	$394	$714	$678

Earnings per share (Note 1)

Basic	$0.75	$0.70	$1.27	$1.25

Diluted	$0.75	$0.69	$1.26	$1.25

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2000	December 31,
	(Unaudited)	1999

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$755	$1,546

Accounts receivable, net:

General Motors and affiliates	4,192	3,817

Other customers	1,847	1,555

Inventories, net (Note 3)	1,816	1,749

Deferred income taxes	854	1,071

Prepaid expenses and other	115	73

Total current assets	9,579	9,811

Long-term assets:

Property, net	5,584	5,106

Deferred income taxes	1,958	1,930

Other	1,758	1,503

Total assets	$18,879	$18,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$1,372	$117

Accounts payable	3,314	3,096

Separation related obligation (Note 5)	889	1,515

Accrued liabilities	1,682	2,009

Total current liabilities	7,257	6,737

Long-term liabilities:

Long-term debt	1,632	1,640

Postretirement benefits other than pensions	4,385	4,339

Other	2,061	2,434

Total liabilities	15,335	15,150

Stockholders’ equity (Note 4):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2000 and 1999	6	6

Additional paid-in capital	2,450	2,601

Retained earnings	1,600	964

Accumulated translation adjustments	(418)	(324)

Treasury stock, at cost (5 million and 3 million shares in 2000 and 1999, respectively)	(94)	(47)

Total stockholders’ equity	3,544	3,200

Total liabilities and stockholders’ equity	$18,879	$18,350

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2000	1999

	(in millions)

Cash flows from operating activities:

Net income	$714	$678

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	461	444

Acquisition-related in-process research and development	51	—

Changes in operating assets and liabilities:

Accounts receivable, net	(444)	(4,296)

Inventories, net	63	316

Prepaid expenses and other	94	(65)

Deferred income taxes	277	15

Accounts payable	129	443

Separation related payments to GM	(715)	—

Accrued liabilities	(618)	385

Other long-term liabilities	(243)	(203)

Other	(35)	(144)

Net cash used in operating activities	(266)	(2,427)

Cash flows from investing activities:

Capital expenditures	(624)	(493)

Cost of acquisitions, net of cash acquired	(897)	—

Other	48	71

Net cash used in investing activities	(1,473)	(422)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	1,621

Net proceeds from issuance of debt securities and borrowings under credit facilities	1,232	1,477

Dividend payments	(79)	—

Purchase of treasury stock	(62)	—

Other	(95)	—

Net cash provided by financing activities	996	3,098

Effect of exchange rate fluctuations on cash and cash equivalents	(48)	(12)

(Decrease) increase in cash and cash equivalents	(791)	237

Cash and cash equivalents at beginning of period	1,546	995

Cash and cash equivalents at end of period	$755	$1,232

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

      General — Delphi Automotive Systems Corporation (“Delphi”) is a world-leading supplier of automotive components, integrated systems and modules to the automotive industry. We became a publicly-held company on February 5, 1999 through an initial public offering (the “IPO”), and became independent from General Motors Corporation (“GM”) on May 28, 1999 through the distribution of Delphi shares owned by GM (the “Spin-Off”).

      The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly-owned and majority-owned subsidiaries.

      All intercompany transactions and balances between consolidated Delphi businesses have been eliminated. In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(in thousands)

Weighted average shares outstanding	561,620	565,000	562,083	542,901

Effect of dilutive securities	4,109	2,013	3,425	971

Diluted shares outstanding	565,729	567,013	565,508	543,872

      If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the weighted average shares outstanding would have been 565 million during the six months ended June 30, 1999. On this basis, basic and diluted earnings per share would have been $1.20 for the six months ended June 30, 1999.

      The Delphi Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 14, 2000, payable on July 25, 2000 to holders of record on June 26, 2000. The dividend declared on March 15, 2000 was paid on April 24, 2000.

      Recently Issued Accounting Pronouncements  — In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. We do not believe that the implementation of SAB No. 101 in the fourth quarter of 2000 will have a significant impact on our financial position or results of operations.

2.  ACQUISITIONS

     Lucas Diesel Systems

      On January 7, 2000, Delphi purchased Lucas Diesel Systems from TRW Inc. for $0.8 billion, net of cash acquired. Lucas Diesel Systems, now Delphi Diesel Systems, is one of the world’s largest producers of diesel fuel-injection systems for light-, medium- and heavy-duty vehicles with fiscal 1999 sales of approximately $1.1 billion. The acquisition was accounted for using the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Diesel Systems are included in our consolidated financial statements from the acquisition date. The excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years.

      In connection with this acquisition, in the first quarter of 2000, Delphi recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use. The acquisition-related in-process research and development primarily related to development of the diesel fuel injector common rail technology for light-, medium- and heavy-duty vehicles. The fair value of acquisition-related in-process research and development was determined using the income approach. The income approach measures the current value of an asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The discount rates used in calculating the present value of the components of the project ranged from 17% to 20%. At the valuation date, there were components of the project at various stages of completion ranging from approximately 30% to 85%. Such components are anticipated to be completed at varying times through 2007 at an estimated cost of approximately $54 million. As of June 30, 2000, the projects were at various stages of completion ranging from approximately 34% to 93%.

      The purchase price of $0.8 billion and the related preliminary purchase price allocation may be revised up to one year from the date of acquisition. Delphi can provide no assurances as to whether any revisions to the purchase price and related preliminary allocation will be significant. Adjustments to the purchase price and related preliminary allocation may occur as a result of obtaining more information regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase agreement and revisions of preliminary estimates of fair values made at the date of purchase. We are evaluating how the acquired operations will be integrated into our overall business strategy and are in the process of developing a plan for restructuring those operations. It is possible that our integration plan, when finalized, will impact the preliminary purchase price allocation.

     Automotive Products Distribution Services

      On February 28, 2000, Delphi completed the acquisition of Automotive Products Distribution Services (APDS). APDS, now Delphi Lockheed Automotive, is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles with 1999 sales of $175 million.

3.  INVENTORIES, NET

      Inventories decreased by $66 million (prior to the addition of $133 million of inventories included in the assets of businesses acquired during first quarter 2000). The net inventory balances consisted of:

	June 30,	December 31,
	2000	1999

	(in millions)

Productive material, work-in-process and supplies	$1,817	$1,878

Finished goods	391	263

Total inventories at FIFO	2,208	2,141

Less allowance to adjust the carrying value of certain inventories to LIFO	(392)	(392)

Total inventories, net	$1,816	$1,749

4.  STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the six months ended June 30, 2000 were:

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(in millions)

Balance at January 1, 2000	565	$6	$2,601	$964	$(324)	$(47)	$3,200

Net income				714			714

Foreign currency translation adjustments, net of tax					(94)		(94)

Total comprehensive income							620

Separation related adjustments (Note 5)			(151)				(151)

Net shares reacquired for employee benefit plans						(47)	(47)

Dividends				(78)			(78)

Balance at June 30, 2000	565	$6	$2,450	$1,600	$(418)	$(94)	$3,544

5.  SEPARATION RELATED ADJUSTMENTS

      At the time of our separation from GM, several separation related transactions, such as the separation of our hourly pension and other postretirement benefit plans from GM’s, either were not completed or the determination of the financial impacts of such transactions was not finalized. Our initial consolidated balance sheet reflected estimates of the impacts of those separation related transactions.

      As those transactions have been completed, or the effects of such transactions have been finalized, certain adjustments to our initial estimates have been made. The effect of these adjustments has resulted in a reduction to GM’s initial investment in Delphi of $151 million. In conjunction with these adjustments, we have recorded an estimated amount due to GM of $889 million, primarily related to the separation of our hourly pension and other postretirement benefit plans. Those separation related adjustments determined within a one-year period from the date of the Spin-Off are reflected in our consolidated balance sheet at June 30, 2000.

6.  SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors is as follows:

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal &
	Mobile	Mobile		Electrical	Dynamics &
	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

For the Three Months Ended:
June 30, 2000

Net sales to GM and affiliates	$55	$966	$1,021	$1,804	$2,767	$—	$5,592

Net sales to other customers	3	258	261	833	1,057	35	2,186

Inter-sector net sales	—	109	109	40	12	(161)	—

Total net sales	$58	$1,333	$1,391	$2,677	$3,836	$(126)	$7,778

Operating income (loss)	$(8)	$157	$149	$260	$288	$(14)	$683

June 30, 1999

Net sales to GM and affiliates	$7	$1,111	$1,118	$1,939	$2,929	$—	$5,986

Net sales to other customers	1	191	192	768	737	—	1,697

Inter-sector net sales	—	86	86	60	4	(150)	—

Total net sales	$8	$1,388	$1,396	$2,767	$3,670	$(150)	$7,683

Operating income (loss)	$(7)	$187	$180	$249	$221	$(21)	$629

For the Six Months Ended:
June 30, 2000

Net sales to GM and affiliates	$85	$1,959	$2,044	$3,617	$5,501	$—	$11,162

Net sales to other customers	5	517	522	1,695	2,168	35	4,420

Inter-sector net sales	—	217	217	74	19	(310)	—

Total net sales	$90	$2,693	$2,783	$5,386	$7,688	$(275)	$15,582

Operating income (loss)	$(16)	$306	$290	$467	$476 (c)	$(33)	$1,200	(c)

June 30, 1999

Net sales to GM and affiliates	$14	$2,194	$2,208	$3,876	$5,755	$—	$11,839

Net sales to other customers	1	378	379	1,491	1,443	—	3,313

Inter-sector net sales	—	162	162	113	6	(281)	—

Total net sales	$15	$2,734	$2,749	$5,480	$7,204	$(281)	$15,152

Operating income (loss)	$(15)	$353	$338	$464	$346	$(62)	$1,086

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector revenues and operating results. Mobile Multimedia develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

7.  COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. We are engaged in ongoing discussions with certain customers regarding potential warranty claims. Although we believe our established reserves are adequate to cover such warranty claims, the outcome of these discussions is not predictable with assurance. As a result, the final amounts determined to be due related to these matters could differ materially from the recorded estimates. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the creditworthiness of customers and business partners. As of June 30, 2000, one customer/business partner was experiencing financial challenges. Delphi’s balance sheet as of June 30, 2000 includes accounts receivable of $29 million and investments in joint ventures relating to this customer/business partner, the value of which may be impacted by the future performance of this customer/business partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      Our second quarter 2000 results demonstrate our continued ability to deliver on our financial performance objectives. We added to our strong base of business by increasing non-GM sales 23.9% on a comparable basis over the second quarter of 1999. Our strong cash flows during the first six months of 2000 have allowed us to accomplish our pension funding objectives earlier than planned. In May 2000, we made a $550 million voluntary contribution to the hourly pension fund, which brought Delphi’s pension plans to a fully funded status. In addition, we established an aggressive growth business line structure to support business lines with annual growth potential of 25%-30%, such as Mobile MultiMedia, our high-tech business line that develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Three Months Ended June 30, 2000 versus Three Months Ended June 30, 1999

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the three months ended June 30, 2000 and 1999 were:

	Three Months Ended
	June 30,

Product Sector	2000	1999	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$58	$8	$50

Other Electronics & Mobile Communication	1,333	1,388	(55)

Total Electronics & Mobile Communication	1,391	1,396	(5)

Safety, Thermal & Electrical Architecture	2,677	2,767	(90)

Dynamics & Propulsion	3,836	3,670	166

Other	(126)	(150)	24

Consolidated net sales	$7,778	$7,683	$95

      Our consolidated net sales for the second quarter of 2000 increased $95 million over the comparable period of 1999. Our increased net sales reflect continued growth in revenue from ongoing operations, strong North American sales and increased European sales, largely as a result of the Delphi Diesel Systems acquisition. Our non-GM sales increased $489 million, 23.9% on a comparable basis, over the second quarter of 1999, while sales to GM declined slightly, principally due to our elimination of marginally profitable and unprofitable product lines. More than half of our non-GM sales growth reflected organic growth. Sales growth from volume and mix improvements was partially offset by unfavorable exchange rate fluctuations primarily related to the Euro devaluation and the impact of continued price pressures that resulted in price reductions of approximately $121 million, or 1.6% for the second quarter of 2000.

      Mobile MultiMedia, our recently established aggressive growth business line, a component of our Electronics & Mobile Communication sector, generated sales growth of 625%, increasing second quarter sales from $8 million in 1999 to $58 million in 2000.

      Gross Margin. Our gross margin was 17.0% for the second quarter of 2000 compared to gross margin of 16.0% for the comparable period of 1999. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. In fact, each of our product sectors achieved material and manufacturing cost savings, which, in the aggregate, exceeded total price reductions during the second quarter of 2000.

      Selling, General and Administrative. Excluding the impact of acquired businesses, selling, general and administrative expense decreased for the second quarter of 2000.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 1999 amounts, primarily represents incremental costs related to Delphi Diesel Systems and ongoing capital expenditures.

      Operating Income. Operating income was $683 million for the second quarter of 2000 compared to $629 million for the second quarter of 1999. Our operating income by product sector was:

	Three Months Ended
	June 30,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(8)	$(7)

Other Electronics & Mobile Communication	157	187

Total Electronics & Mobile Communication	149	180

Safety, Thermal & Electrical Architecture	260	249

Dynamics & Propulsion	288	221

Other	(14)	(21)

Total operating income	$683	$629

      The improvement in operating income reflects increased sales as discussed above, continuing cost reduction efforts and the results of the continued rollout of lean manufacturing initiatives around the world. Mobile MultiMedia reported an operating loss of $8 million, reflective of the high level of investment in engineering and research and development related to the start up of this product line.

      Taxes. Our effective tax rate for the second quarter of 2000 was 37% compared to 38% for the comparable period of 1999. The decreased effective income tax rate primarily reflects results from tax planning actions initiated subsequent to the Spin-Off.

      Net Income. Net income totaled $424 million for the second quarter of 2000 compared to $394 million for the second quarter of 1999. This represents a 7.6% increase over 1999.

      Earnings Per Share. Basic and diluted earnings per share was $0.75 for the second quarter of 2000 compared to basic earnings per share of $0.70 and diluted earnings per share of $0.69 for the second quarter of 1999. On a diluted basis, this represents an 8.7% increase over 1999.

     Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999

      Net Sales.  Consolidated net sales and changes in net sales by product sector and in total for the six months ended June 30, 2000 and 1999 were:

	Six Months Ended
	June 30,

Product Sector	2000	1999	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$90	$15	$75

Other Electronics & Mobile Communication	2,693	2,734	(41)

Total Electronics & Mobile Communication	2,783	2,749	34

Safety, Thermal & Electrical Architecture	5,386	5,480	(94)

Dynamics & Propulsion	7,688	7,204	484

Other	(275)	(281)	6

Consolidated net sales	$15,582	$15,152	$430

      Our consolidated net sales for the first six months of 2000 increased $430 million, or 2.8% over the comparable period of 1999. Our increased sales reflect continued growth in revenue from ongoing operations, as well as acquired operations. Our non-GM sales increased $1.1 billion, 26.8% on a comparable basis, over the first six months of 1999, while sales to GM declined slightly, principally due to our elimination of marginally profitable and unprofitable product lines. More than half of our non-GM sales resulted from organic growth. Sales growth from volume and mix improvements was partially offset by unfavorable exchange rate fluctuations primarily related to the Euro devaluation and the impact of continued price pressures that resulted in price reductions of approximately $250 million, or 1.6% for the first six months of 2000.

      Mobile MultiMedia, our recently established aggressive growth business line, generated sales growth of 500%, increasing sales from $15 million in the first six months of 1999 to $90 million in the comparable period of 2000.

      Gross Margin. Our gross margin was 16.2% for the first six months of 2000 compared to gross margin of 15.2% for the comparable period of 1999. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. In fact, each of our product sectors achieved material and manufacturing cost savings, which, in the aggregate, exceeded total price reductions during the first six months of 2000.

      Selling, General and Administrative. The increase in selling, general and administrative expenses, compared to 1999 amounts, primarily represents incremental costs required as a result of our efforts to pursue business with non-GM customers and expenses related to Delphi Diesel Systems.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 1999 amounts, primarily represents incremental costs related to Delphi Diesel Systems and ongoing capital expenditures.

      Operating Income. Operating income for the first six months of 2000 increased $63 million over the comparable period of 1999. Excluding the first quarter one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development, operating income was $1,200 million, up

10.5% from $1,086 million in 1999. Operating income by product sector, excluding this charge, which was included in the Dynamics & Propulsion sector was:

	Six Months Ended
	June 30,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(16)	$(15)

Other Electronics & Mobile Communication	306	353

Total Electronics & Mobile Communication	290	338

Safety, Thermal & Electrical Architecture	467	464

Dynamics & Propulsion	476	346

Other	(33)	(62)

Total operating income	$1,200	$1,086

      The improvement in operating income reflects increased sales as discussed above, continuing cost reduction efforts and the results of the continued rollout of lean manufacturing initiatives around the world. Mobile MultiMedia reported an operating loss of $16 million, reflective of the high level of investment in engineering and research and development related to the start up of this product line.

      Taxes. Our effective tax rate for the first six months of 2000 was 37% compared to 38% for the comparable period of 1999. The decreased effective income tax rate primarily reflects results from tax planning actions initiated subsequent to the Spin-Off.

      Net Income. Net income totaled $714 million for the first six months of 2000 compared to $678 million for the first six months of 1999. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, net income for the first six months of 2000 would have been $746 million, a 10.0% increase over 1999.

      Earnings Per Share. Basic and diluted earnings per share were $1.27 and $1.26, respectively, for the first six months of 2000. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, diluted earnings per share would have been $1.32 per share compared to $1.25 for the first six months of 1999. If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the weighted average shares outstanding would have been 565 million during the first six months of 1999. On this basis, basic and diluted earnings per share would have been $1.20 for the first six months of 1999; therefore, on a comparable basis, diluted earnings per share for the first six months of 2000 of $1.32, represents a 10.0% increase over the same 1999 period.

Liquidity and Capital Resources

     Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.2) billion at June 30, 2000 compared to $(0.2) billion at December 31, 1999. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 45.9% at June 30, 2000 and 35.4% at December 31, 1999. The change in our net liquidity and ratio of total debt to total capital was due to our continued generation of strong operating cash flows, offset by uses of cash of $0.9 billion for acquisitions, $1.1 billion for voluntary contributions to our hourly pension plan and advances of $0.7 billion to GM based on estimated amounts due related to separation related adjustments. We believe that our recorded separation related obligations will be adequate to cover any remaining payments to GM for separation related issues. However, we cannot assure you that the actual payments will not materially differ from the recorded estimates. As of June 30, 2000, we expect to pay approximately $800 million to GM during the fourth quarter of 2000 for separation related issues.

      Requirements for working capital, capital expenditures, dividends and repayment of debt securities are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs and our Credit Facilities, if required.

      In addition, we are engaged in ongoing discussions with GM regarding potential warranty claims which may be material. However, we believe that our established reserves will be adequate to cover these claims.

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

     Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for a maximum of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2001. As of June 30, 2000, we had no amounts outstanding under our Credit Facilities. Utilizing the Credit Facilities as back-up, Delphi registered $2.5 billion of worldwide commercial paper programs, under which $1.1 billion was outstanding as of June 30, 2000. As of June 30, 2000, we also had $25 million outstanding under uncommitted lines of credit.

     Cash Flows

      Operating Activities.  Net cash used in operating activities was $0.3 billion and $2.4 billion for the six months ended June 30, 2000 and 1999, respectively. The use of cash in the first six months of 2000 included $1.1 billion for voluntary contributions to our hourly pension plan and separation related payments to GM of $0.7 billion related to estimated amounts for retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits. The use of cash in the first six months of 1999 also reflected voluntary pension contributions, the settlement of certain accounts receivable with GM and the change in payment terms described above.

      Investing Activities.  Cash flows used in investing activities totaled $1.5 billion and $0.4 billion for the six months ended June 30, 2000 and 1999, respectively. The use of cash in the first six months of 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for $0.9 billion and capital expenditures related to ongoing operations.

      Financing Activities.  Net cash provided by financing activities was $1.0 billion compared to $3.1 billion for the six months ended June 30, 2000 and 1999, respectively. Cash provided by financing activities for the first six months of 2000 included borrowings under our commercial paper programs used to make separation related payments to GM for pension and other postretirement benefits. Cash provided by financing activities for the first six months of 1999 included net borrowings on our short-term and long-term revolving credit facilities and the proceeds from our initial public offering in February 1999. The proceeds from our initial public offering were used for general corporate purposes.

      Dividends.  On June 14, 2000, the Delphi Board of Directors declared a quarterly dividend on Delphi common stock of $0.07 per share, payable on July 25, 2000 to holders of record on June 26, 2000. The dividend declared on March 15, 2000 was paid on April 24, 2000.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements relating to volume growth, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. A list of factors which could impact future events and performance is included in the Delphi Automotive Systems Corporation 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and incorporated herein by this reference.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Delphi Automotive Systems Corporation (“Delphi”) was held on May 10, 2000. At the meeting, the following matters were submitted to a vote of the stockholders of Delphi:

(1)	The election of four directors to serve for a three-year term beginning at the 2000 annual stockholders’ meeting and expiring at the 2003 annual stockholders’ meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

J.T. Battenberg III	439,600,945	3,171,374

Virgis W. Colbert	439,361,197	3,411,121

Shoichiro Irimajiri	439,410,940	3,361,379

Susan A. McLaughlin	439,406,150	3,366,170

(2)	The approval of material terms of the performance goals under the Delphi Incentive Compensation Program, consisting of the Delphi Automotive Systems Annual Incentive Plan, the Delphi Automotive Systems Stock Incentive Plan and the Delphi Automotive Systems Performance Achievement Plan, to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

For	Against	Abstain

406,093,706	34,196,282	2,482,330

(3)	The ratification of the appointment of Deloitte & Touche LLP as Delphi’s independent public accountants for the year ending December 31, 2000.

For	Against	Abstain

440,394,760	1,204,010	1,173,549

(4)	A stockholder proposal recommending that Delphi shall not adopt or maintain any poison pill designed to block the acquisition of stock in excess of a specified amount, unless such a plan or agreement has been previously approved by a majority stockholder vote at a stockholder meeting as a separate resolution.

For	Against	Abstain	Non-Vote

212,589,921	139,136,047	5,058,669	85,987,681

(5)	A stockholder proposal requesting that the Delphi Board of Directors report on the development of its code of standards for its international operations to the stockholders by October 2000.

For	Against	Abstain	Non-Vote

22,027,230	314,356,558	20,469,948	85,918,583

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number	Exhibit Name

10(n)	Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein
10(o)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein
27	Financial data schedule
99	Press release dated July 17, 2000 regarding quarterly earnings

(b)  REPORTS ON FORM 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

July 17, 2000	/s/ PAUL R. FREE Paul R. Free, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10(n)	Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein
10(o)	Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein
27	Financial data schedule
99	Press release dated July 17, 2000 regarding quarterly earnings
(b) REPORTS ON FORM 8-K
None