Form 10-Q
period 2000-09-30
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2000-10-11
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X      No

As of September 30, 2000, there were 559,788,714 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

INDEX

		Page

	Part I — Financial Information
Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2000 and 1999	3

	Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
	Part II — Other Information

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signature		18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(in millions, except per share amounts)

Net sales:

General Motors and affiliates	$4,682	$5,102	$15,844	$16,941

Other customers	1,966	1,688	6,386	5,001

Total net sales	6,648	6,790	22,230	21,942

Less operating expenses:

Cost of sales, excluding items listed below	5,773	5,980	18,825	18,824

Selling, general and administrative	420	402	1,289	1,180

Depreciation and amortization	225	202	686	646

Acquisition-related in-process research and development (Note 2)	—	—	51	—

Total operating expenses	6,418	6,584	20,851	20,650

Operating income	230	206	1,379	1,292

Less interest expense	42	34	127	94

Other income, net	48	48	116	115

Income before income taxes	236	220	1,368	1,313

Income tax expense	88	84	506	499

Net income	$148	$136	$862	$814

Earnings per share (Note 1)

Basic	$0.26	$0.24	$1.54	$1.48

Diluted	$0.26	$0.24	$1.53	$1.48

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2000	December 31,
	(Unaudited)	1999

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$727	$1,546

Accounts receivable, net:

General Motors and affiliates	3,856	3,817

Other customers	1,880	1,555

Inventories, net (Note 3)	2,009	1,749

Deferred income taxes	771	1,071

Prepaid expenses and other	94	73

Total current assets	9,337	9,811

Long-term assets:

Property, net	5,596	5,106

Deferred income taxes	2,010	1,930

Other	1,723	1,503

Total assets	$18,666	$18,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$1,216	$117

Accounts payable	3,173	3,096

Separation related obligation (Note 5)	974	1,515

Accrued liabilities	1,626	2,009

Total current liabilities	6,989	6,737

Long-term liabilities:

Long-term debt	1,622	1,640

Postretirement benefits other than pensions	4,406	4,254

Separation related obligation (Note 5)	237	85

Other	1,829	2,434

Total liabilities	15,083	15,150

Stockholders’ equity (Note 4):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2000 and 1999	6	6

Additional paid-in capital	2,450	2,601

Retained earnings	1,708	964

Accumulated translation adjustments	(485)	(324)

Treasury stock, at cost (5.2 million and 2.6 million shares in 2000 and 1999, respectively)	(96)	(47)

Total stockholders’ equity	3,583	3,200

Total liabilities and stockholders’ equity	$18,666	$18,350

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

	(in millions)

Cash flows from operating activities:

Net income	$862	$814

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	686	646

Acquisition-related in-process research and development	51	—

Changes in operating assets and liabilities:

Accounts receivable, net	(140)	(4,150)

Inventories, net	(130)	169

Prepaid expenses and other	144	2

Deferred income taxes	259	106

Accounts payable	(12)	648

Separation related payments to GM	(715)	—

Accrued liabilities	(578)	269

Other long-term liabilities	(139)	(275)

Other	(62)	(157)

Net cash provided by (used in) operating activities	226	(1,928)

Cash flows from investing activities:

Capital expenditures	(955)	(808)

Cost of acquisitions, net of cash acquired	(897)	—

Other	133	51

Net cash used in investing activities	(1,719)	(757)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	1,621

Net proceeds from issuance of debt securities and borrowings under credit facilities	1,066	1,413

Dividend payments	(118)	(40)

Purchase of treasury stock	(64)	(67)

Other	(95)	—

Net cash provided by financing activities	789	2,927

Effect of exchange rate fluctuations on cash and cash equivalents	(115)	(20)

(Decrease) increase in cash and cash equivalents	(819)	222

Cash and cash equivalents at beginning of period	1,546	995

Cash and cash equivalents at end of period	$727	$1,217

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

      General — Delphi Automotive Systems Corporation (“Delphi”) is a world-leading supplier of automotive components, integrated systems and modules to the automotive industry. We became a publicly held company on February 5, 1999 through an initial public offering (the “IPO”), and became independent from General Motors Corporation (“GM”) on May 28, 1999 through the distribution of Delphi shares owned by GM (the “Spin-Off”).

      The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly owned and majority-owned subsidiaries.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(in thousands)

Weighted average shares outstanding	559,952	562,955	561,368	549,659

Effect of dilutive securities	2,483	3,518	2,976	1,780

Diluted shares outstanding	562,435	566,473	564,344	551,439

      If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the weighted average shares outstanding would have been 564 million during the nine months ended September 30, 1999. On this basis, basic and diluted earnings per share would have been $1.44 for the nine months ended September 30, 1999.

      The Delphi Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 6, 2000, payable on October 16, 2000 to holders of record on September 18, 2000. The dividend declared on June 14, 2000 was paid on July 25, 2000.

      Recently Issued Accounting Pronouncements  — In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. We do not believe that the implementation of SAB No. 101 in the fourth quarter of 2000 will have a significant impact on our financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133.

      Delphi is in the process of implementing the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The amount of such adjustment, and the effect of such statements on Delphi’s financial position and results of operations during 2001, will depend in part on future derivative transactions entered into prior to January 1, 2001, and the fair value of derivatives held as of such date, and therefore is not determinable at this time.

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

      In connection with this acquisition, in the first quarter of 2000, Delphi recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use. The acquisition-related in-process research and development primarily related to development of the diesel fuel injector common rail technology for light-, medium- and heavy-duty vehicles. The fair value of acquisition-related in-process research and development was determined using the income approach. The income approach measures the current value of an asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The discount rates used in calculating the present value of the components of the project ranged from 17% to 20%. At the valuation date, there were components of the project at various stages of completion ranging from approximately 30% to 85%. Such components are anticipated to be completed at varying times through 2007 at an estimated cost of approximately $54 million. As of September 30, 2000, the projects were at various stages of completion ranging from approximately 38% to 100%.

      The preliminary purchase price allocation may be revised up to one year from the date of acquisition. Delphi can provide no assurances as to whether any revisions to the preliminary purchase price allocation will be significant. Adjustments to the preliminary purchase price allocation may occur as a result of obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. We are evaluating how the acquired operations will be integrated into our overall business strategy and are in the process of developing a plan for restructuring those operations. It is possible that our integration plan, when finalized, will impact the preliminary purchase price allocation.

     Automotive Products Distribution Services

      On February 28, 2000, Delphi completed the acquisition of Automotive Products Distribution Services (“APDS”). APDS, now Delphi Lockheed Automotive, is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles with 1999 sales of approximately $175 million.

3.  INVENTORIES, NET

      Inventory, net consisted of:

	September 30,	December 31,
	2000	1999

	(in millions)

Productive material, work-in-process and supplies	$2,050	$1,878

Finished goods	351	263

Total inventories at FIFO	2,401	2,141

Less allowance to adjust the carrying value of certain inventories to LIFO	(392)	(392)

Total inventories, net	$2,009	$1,749

4.  STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the nine months ended September 30, 2000 were:

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(in millions)

Balance at January 1, 2000.	565	$6	$2,601	$964	$(324)	$(47)	$3,200

Net income				862			862

Foreign currency translation adjustments, net of tax					(161)		(161)

Total comprehensive income							701

Separation related adjustments (Note 5)			(151)				(151)

Net shares reacquired for employee benefit plans						(49)	(49)

Dividends				(118)			(118)

Balance at September 30, 2000	565	$6	$2,450	$1,708	$(485)	$(96)	$3,583

5.  SEPARATION RELATED ADJUSTMENTS

      At the time of the Spin-Off, several separation related transactions, such as the separation of our hourly pension and other postretirement benefit plans from those of GM, either were not completed or the determination of the financial impacts of such transactions was not finalized. Our initial consolidated balance sheet reflected estimates of the impacts of those separation related transactions. As those transactions were completed, or the estimated effects of such transactions were updated, certain adjustments to the initial estimates were reflected in our consolidated balance sheet within a one-year period from the date of the Spin-Off. The effect of such adjustments resulted in a reduction to GM’s initial investment in Delphi of $151 million.

      In the third quarter, our estimated separation related obligation to GM increased by $0.2 billion due to the resolution of certain issues, related primarily to changes in assumptions for pension and other postretirement benefits as well as to certain pre-separation warranty claims. As a result, our accrued liabilities, pensions and other postretirement benefits liabilities decreased in total by $0.2 billion. At September 30, 2000, our consolidated balance sheet contains a current liability of $1.0 billion and a long-term liability of $0.2 billion. On October 2, 2000, we paid $0.8 billion of the amount due to GM. We expect to pay $0.2 billion in June 2001 and the balance in June 2002 and 2003.

6. SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal &
	Mobile	Mobile		Electrical	Dynamics &
	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

For the Three Months Ended:
September 30, 2000

Net sales to GM and affiliates	$109	$768	$877	$1,467	$2,338	$—	$4,682

Net sales to other customers	5	255	260	744	928	34	1,966

Inter-sector net sales	—	134	134	31	14	(179)	—

Total net sales	$114	$1,157	$1,271	$2,242	$3,280	$(145)	$6,648

Operating income (loss)	$(2)	$103	$101	$78	$60	$(9)	$230

September 30, 1999

Net sales to GM and affiliates	$12	$934	$946	$1,645	$2,511	$—	$5,102

Net sales to other customers	1	181	182	761	745	—	1,688

Inter-sector net sales	—	97	97	39	11	(147)	—

Total net sales	$13	$1,212	$1,225	$2,445	$3,267	$(147)	$6,790

Operating income (loss)	$(9)	$119	$110	$62	$46	$(12)	$206

For the Nine Months Ended:
September 30, 2000

Net sales to GM and affiliates	$194	$2,727	$2,921	$5,084	$7,839	$—	$15,844

Net sales to other customers	10	772	782	2,439	3,096	69	6,386

Inter-sector net sales	—	351	351	105	33	(489)	—

Total net sales	$204	$3,850	$4,054	$7,628	$10,968	$(420)	$22,230

Operating income (loss)	$(18)	$409	$391	$545	$536 (c)	$(42)	$1,430	(c)

September 30, 1999

Net sales to GM and affiliates	$26	$3,128	$3,154	$5,521	$8,266	$—	$16,941

Net sales to other customers	2	559	561	2,252	2,188	—	5,001

Inter-sector net sales	—	259	259	152	17	(428)	—

Total net sales	$28	$3,946	$3,974	$7,925	$10,471	$(428)	$21,942

Operating income (loss)	$(24)	$472	$448	$526	$392	$(74)	$1,292

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile Multimedia develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

7.  COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. As indicated in Note 5, the resolution of certain issues with GM included certain pre-separation warranty claims. Various customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, GM has asserted higher levels of pre-separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. As a result, the final amounts determined to be due related to these matters could differ materially from the recorded estimates.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the creditworthiness of customers and business partners. As of September 30, 2000, one customer/business partner was experiencing financial challenges. Delphi’s balance sheet as of September 30, 2000 includes accounts receivable of $33 million and investments in joint ventures relating to this customer/business partner, the value of which may be impacted by the future performance of this customer/business partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      For seven consecutive quarters, we have achieved our financial performance objectives. We added to our strong base of business by increasing non-GM sales 15% on a comparable basis over the third quarter of 1999. Mobile MultiMedia, an aggressive growth high-tech business line that develops products to bring the internet, telematics, entertainment and mobile communications technologies into vehicles, continued to experience rapid sales expansion with an increase of 777% over the third quarter of 1999. Our continued cost reduction efforts and lean manufacturing initiatives again improved our gross margin and operating income in the third quarter. Operating cash flows continue to be strong, allowing us to pursue growth initiatives and to increase our capital expenditures related to ongoing operations.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Three Months Ended September 30, 2000 versus Three Months Ended September 30, 1999

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the three months ended September 30, 2000 and 1999 were:

	Three Months Ended
	September 30,

Product Sector	2000	1999	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$114	$13	$101

Other Electronics & Mobile Communication	1,157	1,212	(55)

Total Electronics & Mobile Communication	1,271	1,225	46

Safety, Thermal & Electrical Architecture	2,242	2,445	(203)

Dynamics & Propulsion	3,280	3,267	13

Other	(145)	(147)	2

Consolidated net sales	$6,648	$6,790	$(142)

      Net sales for the third quarter of 2000 were $6.6 billion compared to $6.8 billion for the same period in 1999. The decrease in net sales is primarily attributable to softening North American and aftermarket sales and the devaluation of the Euro, offset by increased non-GM sales and significant growth of Mobile MultiMedia sales. Non-GM sales increased 15%, on a comparable basis over the third quarter of 1999, primarily due to acquired businesses and continued organic growth offsetting the negative impact of the Euro. Sales to GM declined, principally due to softening of GM’s North American sales, the devaluation of the Euro, and our elimination of marginally profitable and unprofitable product lines. Mobile MultiMedia, an aggressive growth business line within our Electronics & Mobile Communication sector, generated sales growth of 777%, increasing third quarter sales from $13 million in 1999 to $114 million in 2000.

      Gross Margin. Our gross margin was 13.2% for the third quarter of 2000 compared to gross margin of 11.9% for the comparable period of 1999. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. In fact, each of our product sectors achieved material and manufacturing cost savings, which, in the aggregate, exceeded total price reductions during the third quarter of 2000. Our gross margin was unfavorably impacted by exchange rate fluctuations, primarily related to the Euro, which is weaker when compared to the U.S. dollar, and the Mexican Peso, which is stronger when compared to the U.S. dollar.

      Selling, General and Administrative. Excluding the impact of acquired businesses, selling, general and administrative expense decreased for the third quarter of 2000.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 1999 amounts, primarily represents incremental costs related to Delphi Diesel Systems and ongoing capital expenditures.

      Operating Income. Operating income was $230 million for the third quarter of 2000 compared to $206 million for the third quarter of 1999. This represents an 11.7% increase over 1999. Our operating income (loss) by product sector was:

	Three Months
	Ended
	September 30,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(2)	$(9)

Other Electronics & Mobile Communication	103	119

Total Electronics & Mobile Communication	101	110

Safety, Thermal & Electrical Architecture	78	62

Dynamics & Propulsion	60	46

Other	(9)	(12)

Total operating income	$230	$206

      The improvement in operating income reflects continuing cost reduction efforts and the results of the continued rollout of lean manufacturing initiatives around the world. These favorable items were partially offset by unfavorable exchange rate fluctuations. Mobile MultiMedia reported an operating loss of $2 million, reflective of the ongoing high level of investment in engineering and research and development related to the start up of this high-tech business line.

      Taxes. Our effective tax rate for the third quarter of 2000 was 37% compared to 38% for the comparable period of 1999. The decreased effective income tax rate primarily reflects results from tax planning actions initiated subsequent to the Spin-Off.

      Net Income. Net income totaled $148 million for the third quarter of 2000 compared to $136 million for the third quarter of 1999. This represents a 9% increase over 1999.

      Earnings Per Share. Basic and diluted earnings per share was $0.26 for the third quarter of 2000 compared to basic and diluted earnings per share of $0.24 for the third quarter of 1999. This represents an 8% increase over 1999.

     Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 1999

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the nine months ended September 30, 2000 and 1999 were:

	Nine Months Ended
	September 30,

Product Sector	2000	1999	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$204	$28	$176

Other Electronics & Mobile Communication	3,850	3,946	(96)

Total Electronics & Mobile Communication	4,054	3,974	80

Safety, Thermal & Electrical Architecture	7,628	7,925	(297)

Dynamics & Propulsion	10,968	10,471	497

Other	(420)	(428)	8

Consolidated net sales	$22,230	$21,942	$288

      Our consolidated net sales for the first nine months of 2000 increased $288 million, or 1.3% over the comparable period of 1999. Our increased sales reflect continued growth in revenue from ongoing operations, as well as acquired operations. Our non-GM sales increased $1.4 billion, 22.9% on a comparable basis, over the first nine months of 1999, while sales to GM declined, principally due to our elimination of marginally profitable and unprofitable product lines. More than half of our non-GM sales growth resulted from organic growth. Sales growth from volume and mix improvements was partially offset by unfavorable exchange rate fluctuations primarily related to the Euro devaluation and the impact of continued price pressures that resulted in price reductions of approximately $376 million, or 1.7% for the first nine months of 2000. Mobile MultiMedia, an aggressive growth business line, generated sales growth of 629%, increasing sales from $28 million in the first nine months of 1999 to $204 million in the comparable period of 2000.

      Gross Margin. Our gross margin was 15.3% for the first nine months of 2000 compared to gross margin of 14.2% for the comparable period of 1999. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures. In fact, each of our product sectors achieved material and manufacturing cost savings, which, in the aggregate, exceeded total price reductions during the first nine months of 2000. Our gross margin was unfavorably impacted by exchange rate fluctuations, primarily related to the Euro, which is weaker when compared to the U.S. dollar, and the Mexican Peso, which is stronger when compared to the U.S. dollar.

      Selling, General and Administrative. The increase in selling, general and administrative expenses, compared to 1999 amounts, primarily represents incremental costs required as a result of our efforts to pursue business with non-GM customers and expenses related to Delphi Diesel Systems and Delphi Lockheed Automotive.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 1999 amounts, primarily represents incremental costs related to Delphi Diesel Systems and ongoing capital expenditures.

      Operating Income. Operating income for the first nine months of 2000 increased $87 million over the comparable period of 1999. Excluding the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development, operating income was $1.4 billion, up 10.7% from $1.3 billion in 1999. Operating income (loss) by product sector, excluding this one-time charge included in the Dynamics & Propulsion sector, was:

	Nine Months Ended
	September 30,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(18)	$(24)

Other Electronics & Mobile Communication	409	472

Total Electronics & Mobile Communication	391	448

Safety, Thermal & Electrical Architecture	545	526

Dynamics & Propulsion	536	392

Other	(42)	(74)

Total operating income	$1,430	$1,292

      The improvement in operating income reflects increased sales as discussed above, continuing cost reduction efforts and the results of the continued rollout of lean manufacturing initiatives around the world. These favorable items were partially offset by exchange rate fluctuations. Mobile MultiMedia reported an operating loss of $18 million, reflective of the ongoing high level of investment in engineering and research and development related to the start up of this high-tech business line.

      Taxes. Our effective tax rate for the first nine months of 2000 was 37% compared to 38% for the comparable period of 1999. The decreased effective income tax rate primarily reflects results from tax planning actions initiated subsequent to the Spin-Off.

      Net Income. Net income totaled $862 million for the first nine months of 2000 compared to $814 million for the first nine months of 1999. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, net income for the first nine months of 2000 would have been $894 million, a 9.8% increase over 1999.

      Earnings Per Share. Basic and diluted earnings per share were $1.54 and $1.53, respectively, for the first nine months of 2000. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, diluted earnings per share would have been $1.58 per share compared to $1.48 for the first nine months of 1999. If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the weighted average shares outstanding would have been 564 million during the first nine months of 1999. On this basis, basic and diluted earnings per share would have been $1.44 for the first nine months of 1999; therefore, after the adjustments described above, diluted earnings per share for the first nine months of 2000 of $1.58, represents a 9.7% increase over the same 1999 period.

Liquidity and Capital Resources

     Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.1) billion at September 30, 2000 compared to $(0.2) billion at December 31, 1999. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 44.2% at September 30, 2000 and 35.4% at December 31, 1999. The change in our net liquidity and ratio of total debt to total capital was due to our continued generation of strong operating cash flows, offset by uses of cash of $0.9 billion for acquisitions, $1.1 billion for voluntary contributions to our hourly pension plan and advances of $0.7 billion to GM based on estimated amounts due related to separation related adjustments.

      Requirements for working capital, capital expenditures, dividends, repayment of debt securities and separation related obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs and our credit facilities, if required.

      As discussed in Note 5 to the consolidated financial statements, our estimated separation related obligation to GM increased by $0.2 billion in the third quarter, due to the resolution of certain issues, related primarily to changes in assumptions for pension and other postretirement benefits as well as to certain pre-separation warranty claims. On October 2, 2000, we paid $0.8 billion of the amount due to GM. We expect to pay $0.2 billion in June 2001 and the balance in June 2002 and 2003. However, such estimated liability is subject to change based upon a final actuarial calculation of the separation related obligation, which is anticipated during 2000. We do not expect the impact of potential changes in this obligation to have a significant effect on future liquidity requirements.

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

     Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for a maximum of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2001. As of September 30, 2000, we had no amounts outstanding under our Credit Facilities. Utilizing the Credit Facilities as back-up, Delphi registered $2.5 billion of worldwide commercial paper programs, under which $1.1 billion was outstanding as of September 30, 2000. Delphi also has approximately $200 million available under uncommitted lines of credit. As of September 30, 2000, there were no amounts outstanding under uncommitted lines of credit.

     Cash Flows

      Operating Activities. Operating activities generated $0.2 billion of cash flows during the first nine months of 2000 compared to net cash used in operating activities of $1.9 billion for the first nine months of 1999. Net cash provided by operating activities for the first nine months of 2000 was $2.0 billion before the impact of $1.1 billion for voluntary contributions to our hourly pension plan and separation related payments to GM of $0.7 billion related to estimated amounts for retirements above the estimate used in generating the initial allocation of pension and other postretirement benefits. The use of cash in the first nine months of 1999 also reflected voluntary pension contributions, the settlement of certain accounts receivable with GM and the change in payment terms described above.

      Investing Activities. Cash flows used in investing activities totaled $1.7 billion and $0.8 billion for the nine months ended September 30, 2000 and 1999, respectively. The use of cash in the first nine months of 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for an aggregate of $0.9 billion and capital expenditures related to ongoing operations.

      Financing Activities. Net cash provided by financing activities was $0.8 billion compared to $2.9 billion for the nine months ended September 30, 2000 and 1999, respectively. Cash provided by financing activities for the first nine months of 2000 included borrowings under our commercial paper programs used to make separation related payments to GM for pension and other postretirement benefits.

Cash provided by financing activities for the first nine months of 1999 included net borrowings on our short-term and long-term revolving credit facilities and the proceeds from the IPO in February 1999. The proceeds from our initial public offering were used for general corporate purposes.

      Dividends. The Delphi Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 6, 2000, payable on October 16, 2000 to holders of record on September 18, 2000. The dividend declared on June 14, 2000 was paid on July 25, 2000.

     Market Trends

      Our year to date results in part reflect strong North American sales. Due to recent reports regarding the inventory levels of certain customers, there is a risk that future production schedules may decrease from current historic levels. If this occurs, we expect that our sales will correspondingly decrease. In addition, general economic factors may lead to overall reductions in new vehicle sales by all of our customers, which could also decrease our sales levels. Notwithstanding Delphi’s improved product quality, various customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, GM has asserted higher levels of pre-separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from the recorded estimates.

      In addition, currency exchange rate fluctuations have resulted in the weakening of the Euro and the strengthening of the Mexican peso relative to the U.S. dollar. Management believes that the recent downward trend of the Euro relative to the U.S. dollar may continue to negatively impact Delphi’s operations. The recent value of the Mexican Peso, as well as the current political environment in Mexico, may lead to higher costs for Delphi’s Mexican operations.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements relating to volume growth, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this 10-Q include our ability to increase non-GM sales and achieve the labor benefits expected from our separation from GM; potential: increases in our warranty costs; changes in the economic conditions; exchange rates or political environment in the markets in which we operate; financial or market declines of our customers; labor disruptions or material shortages; the level of competition in the automotive industry; changes in laws or regulations pertaining to the automotive industry; our ability to realize costs savings expected to offset price reductions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; and other factors, risks and uncertainties discussed in the Delphi Automotive Systems Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In March 2000, Delphi received a draft complaint and proposed consent order from the Ohio Environmental Protection Agency and the Ohio Attorney General seeking civil penalties from Delphi and GM for air emission violations from boilers and an adhesive coating line at a Delphi plant in Ohio. The amount currently being sought from Delphi and GM is approximately $379,000. Under the GM-Delphi Separation Agreement, Delphi must reimburse GM for any environmental penalties GM incurs related to plants which were transferred to Delphi. The state has not filed the complaint and settlement discussions are proceeding.

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number	Exhibit Name

27	Financial data schedule
99	Press release dated October 11, 2000 regarding quarterly earnings

(b)  REPORTS ON FORM 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

October 11, 2000	/s/ PAUL R. FREE Paul R. Free, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

27	Financial data schedule
99	Press release dated October 11, 2000 regarding quarterly earnings