Form 10-K405
period 2000-12-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2001-02-08
CIK 1072342

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                                      to                                       .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No  .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of January 31, 2001, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $8.3 billion. The closing price of the Common Stock on January 31, 2001 as reported on the New York Stock Exchange was $14.76 per share. As of January 31, 2001, the number of shares outstanding of the registrant’s Common Stock was 559,790,288 shares.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2001 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2000, are incorporated by reference into Part III, Items 10-13.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

PART I

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

ITEM 1.  BUSINESS

      Overview  Delphi Automotive Systems Corporation (“Delphi”) is a world leading supplier of vehicle electronics, transportation components, integrated systems and modules, with 2000 net sales of $29.1 billion. We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. We sell our products to the major VMs around the world. We operate our business along three major product sectors, which work closely together to coordinate product development and marketing efforts. Our three product sectors are: Electronics & Mobile Communication, which includes our automotive electronics and audio and communication systems; Safety, Thermal & Electrical Architecture, which includes our safety, thermal and power and signal distribution products; and Dynamics & Propulsion, which includes our energy and engine management, chassis and steering products. See Note 13 to our consolidated financial statements included elsewhere in this report for additional product sector and geographical information.

      We also sell our products to the worldwide aftermarket for replacement parts. Our select portfolio of high-quality aftermarket products falls under five key categories: under car, thermal systems, energy/engine management systems, electronics and remanufactured parts. By leveraging our strong electronics competency, technical knowledge, product portfolio and distribution network, we are able to offer a diversified line of aftermarket products.

      We are increasingly selling our products to non-VM customers. The growth in non-VM markets, which includes communications, military, aerospace, agriculture and construction, is fueled by our ability to leverage existing automotive technologies. We will continue to look for opportunities to use our base competencies beyond the automotive industry.

      History  Delphi was incorporated in Delaware in late 1998, as a wholly owned subsidiary of General Motors (“GM”). Prior to January 1, 1999, GM conducted the business through various divisions and subsidiaries. Effective January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi and its subsidiaries in accordance with the terms of a Master Separation Agreement to which Delphi and GM are parties (the “Separation Agreement”). We became an independent company during 1999 through a series of transactions (the “Separation”). The Separation occurred in two stages, the first of which involved an initial public offering (the “IPO”) on February 5, 1999, and the second of which involved the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”) on May 28, 1999.

      Acquisitions and Divestitures  On January 7, 2000, Delphi completed the purchase of Lucas Diesel Systems from TRW Inc. for $0.8 billion, net of cash acquired. Lucas Diesel Systems, now Delphi Diesel Systems, is the world’s second largest producer of diesel fuel-injection systems for light, medium and heavy-duty vehicles. This acquisition supports our key initiatives by adding new high-growth diesel product lines, increasing our European sales by more than 18%, complementing our gasoline engine management systems capabilities and increasing our non-GM sales by 10% to approximately $8.5 billion during 2000.

      On February 28, 2000, Delphi completed the acquisition of Automotive Products Distribution Services (“APDS”). APDS, now Delphi Lockheed Automotive, is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles. We believe this acquisition strengthens our portfolio and distribution in the global aftermarket, providing distribution networks for our existing product lines as well as existing APDS products.

      We have recently completed an evaluation of our portfolio and are actively reviewing portfolio management options for our global generator business. Including generators, we are reviewing approximately $4 billion to $5 billion of businesses for near term portfolio management action. We have identified business lines across all sectors that require portfolio management solutions and expect to find portfolio solutions for these business lines in 2001, with likely near term actions in the Safety, Thermal and Electrical Architecture business sector.

Industry

      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that six key trends have been reshaping the automotive parts industry over the past several years:

      Increasing Electronic and Technological Content  The electronic and technological content of vehicles continues to expand, largely driven by increasingly stringent regulatory standards for automotive emissions and safety, as well as consumer demand for greater vehicle performance, functionality and convenience options with improved affordability. Electronics integration, which generally refers to products which combine computer chips, software algorithms, sensor technologies and mechanical components within the vehicle, allows VMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. The technology content of vehicles is also increasing, as consumers demand greater productivity, convenience and safety while driving. Mobile Multimedia, the technology that offers mobile voice and data communication coupled with global positioning sensors and in-vehicle entertainment, is making major inroads into the transportation industry. A high-growth product within Mobile Multimedia, telematics establishes links between the vehicle and a service center to enhance consumers’ safety, security and convenience.

      Global Capabilities of Suppliers  Broader global markets for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations, have driven suppliers to establish capabilities within the major regions, as they follow their customers. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms such as “world cars,” which typically are designed in one location but produced and sold in many different geographic markets around the world.

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

      Ongoing Industry Consolidation  The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations, build stronger customer relationships and follow their customers as they expand globally, acquire complementary technologies and shift production to locations with more flexible local work rules and practices. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are also experiencing rapid consolidation which impacts customer/supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms.

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

      Growth of e-Business  The growth of the Internet is transforming the marketplace for all industries, including the automotive industry. Many companies are using Internet based technology to speed the flow of material through the supply-chain, increase response to consumer demand and deliver new products to the market quickly. Increasingly, VMs are establishing Internet-based business-to-business integrated exchanges to facilitate their transactions with suppliers. The goal of these exchanges is to improve supply-chain management, support the e-business efforts of VMs and suppliers through collaborative solutions, improve competitive advantage by increasing speed and responsiveness and reduce costs at all levels of the value chain. These exchanges have the potential to allow VMs to work more effectively with their suppliers to satisfy consumer demands quickly and profitably.

      Delphi management believes that the Company is positioned to capitalize on these industry dynamics through our diversified product portfolio, our commitment to exceed customer expectations, our lean manufacturing practices and our global presence. While we believe that we can successfully execute business strategies to address the aforementioned industry trends, we cannot assure you in this regard.

Research and Development

      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2000, we employed more than 16,000 engineers, scientists and technicians around the world with over one-third focused on electronic and high technology products, including software algorithm development. We introduced 103 new products and processes this year. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market.

      We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products. Our total expenditures for research and development activities (including engineering) were approximately $1.7 billion in each of the years ended December 31, 2000 and 1999 and $1.4 billion in 1998.

Intellectual Property

      We have generated a large number of patents in the operation of our business. At present, we own full or partial interest in more than 5,000 patents and 4,000 patent applications worldwide. We expect this portfolio will continue to grow as we are actively pursuing additional technological innovation. The average age of our patents is less than 10 years. While we believe that these patents and patent applications are, in the aggregate, important to the conduct of our business, none is individually considered material to our business. Similarly, while our trademarks are important to identify Delphi’s position in the industry, and we have obtained certain licenses to use intellectual property owned by others, none is individually considered material to our business. We are actively pursuing marketing opportunities to license our technology to both automotive and non-automotive industries. This leveraging activity is expected to further enhance the value of our intellectual property portfolio.

Products and Competition

      The global automotive parts industry principally involves the supply of components, systems and modules to VMs for the manufacture of new vehicles, to other suppliers for use in their product offerings and to the aftermarket for use as replacement parts for older vehicles. Although the overall number of our competitors has decreased due to ongoing industry consolidation, the automotive parts industry remains extremely competitive. VMs rigorously evaluate suppliers on the basis of product quality, price competitiveness, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, leanness of facilities, operational flexibility, customer service and overall management. Some of our competitors have substantial size and scale and some have lower cost structures, including in some cases lower hourly wage structures, than our company.

      Our product offerings are organized in three product sectors: Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. To our knowledge, very few other Tier 1 suppliers compete across the full range of our product areas within the automotive industry and other transportation markets. Our product sector offerings and principal competitors are summarized below:

      Electronics & Mobile Communication  Our Electronics & Mobile Communication product sector accounted for $5.3 billion of our 2000 sales (16.7% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics products. The sector also offers a wide variety of audio and communication systems for vehicles. The automotive electronics capabilities of this sector are utilized in connection with some of the product offerings of our two other product sectors to produce systems, subsystems and modules designed to enhance vehicle safety, comfort, security and efficiency. Our principal competitors in the Electronics & Mobile Communication product sector include the following: Robert Bosch GmbH, Denso Inc., Motorola, Inc. and Siemens AG. Our principal Electronics & Mobile Communication product lines include the following:

Product Line	Description

Audio Systems	A complete range of advanced audio components from AM/ FM and satellite reception systems for vehicles, to custom-equalized acoustic systems like Monsoon® premium radio. Delphi provides fully integrated audio systems tailored to the requirements of specific customers.

COMMUNIPORT® Infotainment Systems	COMMUNIPORT® systems meet the growing market demand for mobile connectivity, entertainment and information. The mobile multimedia systems integrate audio, digital, display, voice recognition and wireless technologies within the vehicle. Products include advanced features such as GPS, MP-3 playback, satellite radio programming, rear seat entertainment systems, in-car integrated vehicle communication systems and the Mobile Productivity Center. The Mobile Productivity Center is an electronic device that provides drivers hands-free access to data in their Palm V or Vx handheld computer and allows them to make hands-free phone calls through voice commands and text-to-speech software.

Powertrain and Engine Control Modules	Engine and powertrain control modules incorporate state-of-the-art computer technology to measure engine and transmission performance and enable real-time adjustment of fuel, air, and spark to help optimize vehicle performance.

Security Systems	Sophisticated security system electronics designed to protect the vehicle, its owner and its contents. Products include remote keyless entry, vehicle immobilization systems, security alarms, ultrasonic interior protection, glass breakage sensors and vehicle inclination sensors.

Safety Systems Electronics	Advanced electronic sensors included in occupant safety systems. These sensors are designed to monitor occupant characteristics, such as height and weight, and to evaluate crash severity for the appropriate deployment of vehicle occupant restraint devices.

Product Line	Description

FUBA® Reception Systems	Antenna systems for vehicle entertainment, communication, and information system solutions. Integrated into the vehicle’s surface for maximum performance and design flexibility, FUBA® Advanced Reception Systems offer exceptional reception while enhancing vehicle styling.

FOREWARN® Collision Warning Systems	Forward, side and rear detection systems that help the driver to more closely monitor the road. Using laser, infrared, ultrasonic, vision and global positioning sensors, FOREWARN® alerts drivers to hazards within its detection zone and communicates to the driver when intervention is necessary. FOREWARN® adaptive cruise control detects vehicles ahead of the driver and uses throttle control and limited braking to maintain a preset distance between vehicles.

      Safety, Thermal & Electrical Architecture  Our Safety, Thermal & Electrical Architecture product sector accounted for $10.0 billion of our 2000 sales (33.9% excluding inter-sector sales). This sector offers a wide range of products relating to the vehicle interior as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. The sector also offers thermal products, including powertrain cooling systems and climate control systems that meet global mandates for alternative refrigerant capabilities. The sector is also a global leader in the production of connectors, wiring harnesses, switches and sensors for electrical power and signal distribution. Our principal competitors in the Safety, Thermal & Electrical Architecture product sector include the following: Autoliv Inc., Denso Inc., TRW Inc., Valeo SA and Yazaki Corp. Our principal Safety, Thermal & Electrical Architecture product lines include the following:

Product Line	Description

Connection Systems (Automotive)	A connection system that allows wiring to be attached to devices or to other wires within a vehicle. Systems integrate wiring, flexible circuits, switches, connectors and electronic products.

Connection Systems (Non-Automotive)	Products including high-speed, high-density, solderless Gold DotTM connection systems, harsh environment fiber optics for extreme temperature applications, flexible circuit assemblies, rugged electrical connectors and cable assemblies. Market applications include telecommunications, data communications, industrial, military and aerospace.

Switch Products	Products that complete or break connections in an electrical circuit. Product family includes system-activated or driver-controlled switch products including power window and headlamp switches, brake pedal and doorjamb switches, as well as smart switches which contain integrated electronics. These products can meet strict packaging, styling, performance and ergonomic requirements while providing improved reliability and reduced mass and cost.

Sensors	Intellek® sensors measure variables such as temperature and humidity and provide input to the vehicle’s computer control system. Applications include automatic control of passenger comfort systems such as air conditioning to improve occupant comfort and a vehicle’s fuel efficiency.

Product Line	Description

Electrical Centers	Products that reduce the complexity of a vehicle’s Power and Signal Distribution System, and provide a convenient centralized location for fuses, relays and other electrical/electronic devices. The internal design can eliminate a significant number of wires, connectors and splices from the rest of the vehicle resulting in lower cost and weight while improving reliability. Electrical centers can utilize Delphi’s patented routed wire technology or stamped metal technology.

Fiber Optic Data Communications	Fiber optic systems that transmit information and data throughout the vehicle for signaling and communication. This optical fiber technology is engineered to support large and rapid data transmission requirements such as mobile multimedia applications. These innovations accommodate large bandwidth, assure electromagnetic compatibility, reduce weight and provide speed, signal clarity and cost improvements over copper wire-based technologies.

Power and Signal Distribution Systems	Systems consisting of wiring assemblies and related products that distribute electrical power to the electrical devices in a vehicle including dashboard instruments, engine controls and audio equipment.

Modular Products	An interior vehicle module which unifies several systems and sub-systems into one simple-to-assemble piece for the manufacturer. An example of a modular product is a cockpit module which includes dashboard instrumentation, a steering wheel, cooling and heating systems, occupant protection systems, audio, lighting, electrical wiring and electronics. These systems and components can also be functionally integrated to further enhance efficiencies.

Heating, Ventilation and Air Conditioning (HVAC) Modules	A climate control subsystem that regulates the flow, temperature and humidity of the air in the vehicle cabin. Modules include high efficiency, compact and lightweight evaporators, heater cores and blower motor assemblies.

Powertrain Cooling Systems	A system designed to optimize powertrain cooling for various driving conditions which supports increased fuel economy and emissions control. Systems include low mass, highly efficient radiators, oil coolers, condensers and under-hood cooling fan assemblies.

Front End Modules	An integrated front-end thermal management module featuring a single-part concept including condensers, radiators and fans, plus other front end components such as windshield fluid and coolant reservoirs, wiring, horns and sensors. The modular approach results in reduced product weight and size and higher system performance at lower cost.

Climate Control Systems	A heating and cooling system designed to provide occupant comfort and convenience while enhancing vehicle performance. Systems include HVAC modules, fixed and variable-displacement compressors, electronic temperature and pressure sensors, condensers, heater cores, evaporators and control heads. Includes dual climate control zones for independent passenger and driver settings as well as voice activated climate control mechanisms.

Product Line	Description

Thermal Management Systems	A system designed to optimize total vehicle thermal management functions including passenger comfort and powertrain cooling. These systems create energy efficient solutions, reduce emissions, and maintain passenger comfort and convenience while lowering total systems cost, improving quality and simplifying assembly.

Safety/ Airbag Systems	A wide range of innovative airbag systems and modules and adaptive restraint technologies. Products include driver, passenger, side curtain and head/torso airbag systems, as well as adaptive knee bolsters, variable output airbag modules, adaptive seat belt systems and power adjustable pedals.

Door Modules	An integrated door system which combines door hardware with subsystems for HVAC, electronics, occupant protection, security, electrical and interior trim. This modular approach reduces the part count, simplifies the assembly, and lowers the total systems cost.

Power Products	Convenient, remote electronic locking systems for car passengers. These include power sliding doors, power liftgates, power hatches, power trunk lids, and powered sliding windows.

Ignition Related Products	Products designed to provide energy for vehicle ignition while providing protection from fluids, temperature extremes, and radiated energy. Products include ignition cables, terminals, and insulators for connections to spark plugs, distributors and coils, engineered insulating compounds, wiring sets for conventional systems, leads for coil-near-plug and connection assemblies for coil-at-plug.

      Dynamics & Propulsion  Our Dynamics & Propulsion product sector accounted for $14.3 billion of our 2000 sales (49.4% excluding inter-sector sales). This sector offers a wide range of electronic energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. The sector also offers all major electronic chassis control systems — steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. Our principal competitors in the Dynamics & Propulsion product sector include the following: Robert Bosch GmbH, NSK Ltd., Siemens AG, Continental Teves and TRW Inc. Our principal Dynamics & Propulsion product lines include the following:

Product Line	Description

Gasoline Engine Management Systems	Gasoline systems that electronically optimize gasoline engine performance through controlling air/ fuel mixture, combustion and exhaust. Systems assist in reducing emissions and improving fuel economy.

Diesel Engine Management Systems	Diesel systems that electronically optimize diesel engine performance through controlling air/ fuel mixture, combustion and exhaust. Systems assist in reducing emissions and improving fuel economy.

Sensors and Actuators	INTELLEK® sensors, actuators, and modules provide essential data and control for integrated vehicle systems. Examples of sensor applications include monitoring speed, position, temperature, and pressure. Actuators control mechanical movement and the flow of fluids within the vehicle.

Product Line	Description

Air/ Fuel Management	An engine management subsystem that delivers a precise mixture of air and fuel to the combustion chamber and balances cylinder air flow to reduce emissions and improve fuel economy.

Emission Control	Systems that greatly reduce exhaust gas emissions such as harmful chemical compounds through catalytic reaction of contaminants in the catalytic converter.

Batteries/ Energy Storage	The principal source of electrical power storage in the vehicle. The Delphi FREEDOM® battery with Intelli-GuardTM includes integrated electronics that enables starting power protection, enhanced theft protection and extended storage features.

Valve Train Systems	Systems that manage engine valve timing and performance in order to improve fuel economy, reduce emissions, and increase torque and power.

Ignition Products	Products providing spark energy for combustion initiation of the air/ fuel mixture. These products return diagnostic data to the engine management system for optimum performance, improving fuel economy and reducing emissions.

Fuel Handling	A system that manages pressure and flow to deliver optimum fuel quantity to a vehicle’s engine and aids in controlling evaporative emissions.

ENERGENTM Hybrids	A family of hybrid and fuel cell energy management systems that enable hybrid optimization of internal composition and electric power for improved emission and performance of a vehicle. Applications include stop-start functionality in small vehicles resulting in increased fuel economy, lower emissions and reduced noise in city driving.

Generators	A generator, both air-cooled and liquid-cooled, is the principal electrical power generation source in the vehicle. Delphi’s liquid-cooled generators provide superior output performance, while conforming to small packaging size and weight requirements.

Modules	Complete dynamic and propulsion modules ranging from integrated air fuel modules through suspension corner modules.

TRAXXARTM Chassis Control Systems	A vehicle stability enhancement system which integrates antilock braking, traction control, steering, suspension and throttle control. The integration of these systems, through advanced sensor and control technologies, yields improved stability and directional control of a vehicle in a variety of driving conditions.

Galileo® Antilock Brakes	A family of intelligent brake-by-wire control systems, which combine power assist, anti-lock braking functions, traction control and tunable pedal feel in a modular design. This single control unit is designed to optimize performance while reducing cost, mass, and packaging size.

MAGNERIDE® Ride & Handling System	A controlled suspension system, which electronically adjusts magnetically controlled damping fluid to deliver exceptional ride and handling. This technology increases wheel contact with the road and reduces wheel bounce, providing improved handling and a more comfortable ride. With no moving parts, MAGNERIDE® offers quiet operation in contrast to valve- based systems.

Product Line	Description

Dynamic Body Control	This system automatically changes the vehicle’s suspension dynamics, stabilizing the vehicle at highway speeds and during heavy cornering while keeping the vehicle relaxed during normal driving or intense rough road activity.

VirtuosoTM	A chassis system including modular shock absorbers and struts, coil and leaf springs, knuckles and brake corner modules, as well as control arms. This system is designed for individual vehicle specifications in order to optimize packaging, size, mass, and performance requirements.

Suspension and Brake Components	A portfolio of components including calipers, rotors, drums, master cylinders, boosters, drum brake assemblies, shock absorbers, friction materials, struts, airlift dampers and leveling height sensors.

MAGNASTEERTM	A magnetic assist steering system which combines conventional hydraulics with patented Delphi electro-magnetic control technology. This technology provides the widest range of steering effort variation and tunability, which can be easily reconfigured to meet specific vehicle steering “feel” and handling needs.

E-STEERTM	A fully electric high efficiency power steering system. By eliminating the need for a power steering pump, hoses and hydraulic fluid, and belt and pulley on the engine, this high performance system improves fuel economy, acceleration and safety, and is environmentally friendly.

QUADRASTEERTM	A four wheel steering system which combines a front-wheel steering system with an electrically powered rear-wheel steering system using electronics and sensors to control the direction of the rear wheels for large wheel-base vehicles. Using four wheels to steer provides increased high-speed stability and trailering capability, as well as a shorter turning radius for excellent low speed maneuverability.

Driveline Systems	A halfshaft transmits the power of the vehicle’s engine to the wheels. Delphi’s integrated halfshaft designs are provided in a wide variety of joint sizes and are custom engineered for each vehicle application supporting a full range of vehicles from mini-compact to full-size vehicles.

Other Steering Components	Delphi’s complete line of lightweight steering components includes steering columns, power steering pumps, and integral gears. These products offer mass reduction and improved fuel economy advantages. Advanced energy absorbing steering columns also provide safety enhancement.

Customers

      We primarily sell our products to the major global VMs. While we expect our business with customers other than GM to increase over time, we also expect that GM will remain our largest customer for a significant period of time due to the long-term nature of sales contracts in our industry, our strong customer-supplier relationship with GM and the supply agreement we entered into with GM in January 1999, in connection with our separation from GM (the “Supply Agreement”), as more fully described elsewhere in this report. However, GM has stated that it intends to increase competition for its business among its suppliers, thus reducing its reliance on any one supplier. While we expect to continue to compete effectively for GM business, our sales to GM have declined since our separation from GM and we expect our sales to GM to further decline over time. We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the United States, Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service Parts Operations (“GM-SPO”).

      The following table shows from where our total net sales were derived for each of the last three years. The amounts for 1998 were affected by work stoppages at certain GM and Delphi locations in the United States during June and July 1998.

	Total Net Sales
	Year Ended December 31,

Customer	2000		1999		1998

	(dollars in millions)
	$	%	$	%	$	%

GM-North America	$17,264	$59.2%	$18,328	62.8%	$17,861	62.7%

GM-International	1,918	6.6	2,364	8.1	2,839	10.0

GM-SPO	1,483	5.1	1,610	5.5	1,622	5.7

Total GM	20,665	70.9	22,302	76.4	22,322	78.4

Other Customers	8,474	29.1	6,890	23.6	6,157	21.6

Total net sales	$29,139	100.0%	$29,192	100.0%	$28,479	100.0%

      Included in sales to other customers in the foregoing table, are sales to customers other than automotive and heavy duty truck (“non-automotive”). We are continuing our efforts to diversify our business by supplying certain products, including connection systems, flex-circuits wiring, instrumentation and pressure sensors, and engine controllers, to non-automotive customers within the recreational vehicles (e.g. boats), aerospace, motorcycle, construction, cellular phone and computer industries. Our non-automotive customers include Case New Holland, Caterpillar, Inc., Deere and Company, Ericsson, Harley-Davidson Inc., Lockheed Martin Corporation, Lucent Technologies, Nokia Corporation, and Silicon Graphics Inc. While growing rapidly, these non-automotive sales accounted for approximately $460 million, or 2%, of our total 2000 net sales.

Variability in Delphi’s Business

      A significant portion of our business is directly related to automotive sales and production by our customers, which is highly cyclical and depends on general economic conditions, consumer spending and preferences. Any significant reduction in automotive production and sales by our customers would have a material adverse effect on our business. The North American automotive market, our largest market, has recently experienced a downturn in new vehicle sales, a build-up in inventories and a reduction in production volumes. As such, our sales have declined in line with reduced volumes. To offset the reduction in production volumes, we are accelerating our structural cost reduction efforts and increasing our portfolio management initiatives.

      We have substantial operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on our business. The recent downward trend of the euro relative to the U.S. dollar may continue to negatively impact Delphi’s operations. The escalation of the value of the Mexican peso over the past eighteen months, coupled with economic cost increases in Mexico, may continue to lead to higher costs for Delphi’s Mexican operations.

      Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July and approximately one-week in December and our European customers generally reduce production during the month of August. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third and fourth quarter results may reflect this cyclicality.

Raw Materials

      We purchase various raw materials for use in our manufacturing processes. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins. All of these raw materials, except the platinum group metals which we use primarily to produce our catalytic converters, are available from numerous sources. Currently, most of the platinum group metals used by Delphi for catalytic converters produced for GM are procured directly from GM. Delphi purchases the platinum group metals it uses in products manufactured for its customers other than GM directly from Delphi’s suppliers, which are principally located in Russia and South Africa. We have not experienced any significant shortages of other raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Environmental Compliance

      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements. We cannot assure you, however, that we are at all times in compliance with all such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect such expenditures to be material in 2001 or 2002. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future.

      We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been alleged. As of December 31, 2000, Delphi had recorded a reserve of approximately $20 million for such environmental investigation and cleanup. Although we believe our reserves are adequate, we cannot assure you that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Arrangements Between Delphi and GM

      The Separation of Delphi from GM was effective January 1, 1999, when we assumed the assets and related liabilities of GM’s automotive components businesses. In connection with the Separation, we entered into agreements allocating assets, liabilities and responsibilities in a number of areas including taxes, environmental matters, intellectual property, product liability claims, warranty, employee matters, and general litigation claims. We also agreed to indemnify GM against substantially all losses, claims, damages, liabilities or actions arising, whether before or after the Separation, out of or in connection with our business and/or our conduct of our business going forward.

      Before the Separation, we depended upon other business sectors of GM and some of GM’s affiliates and suppliers for certain services. GM continues to temporarily provide a number of services to us, including information technology services, under various transition services agreements.

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

      We agreed at the time of the Separation that we would not have any indebtedness to GM until May 28, 2001. On May 9, 2000, GM received a supplemental private letter ruling from the IRS. The ruling held that the existence of certain indebtedness of Delphi to GM would not impact the tax-free status of the Spin-Off or the qualification of our separation as a D Reorganization.

      Supply Agreement  Our Supply Agreement with GM is intended to provide us the opportunity to capture future GM business. Through December 31, 2001, we will have the ability to secure under competitive purchase order terms the first replacement cycle of all product programs in the United States and Canada which we were providing to GM as of January 1, 1999, and certain other product programs as described below. Thus, we will have the opportunity to match competitive bids from other suppliers on the next generation of the product programs we provided to GM in the United States and Canada as of January 1, 1999, provided those programs are sourced by GM before January 1, 2002. However, in order to utilize this ability to secure next generation business, we must be competitive in terms of design, quality, price, service and technology. Other suppliers’ bids to provide particular products may include offers of price reductions to GM on other current or future products, and GM may under the Supply Agreement consider the economic effect of such package proposals in assessing our competitiveness.

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

      Aftermarket Sales  Service parts provided to GM pursuant to the Supply Agreement for sale to GM authorized dealers and distributors are covered by our purchase agreements for the production parts. Prior to January 1, 2001, we were party to a Business Relationship Agreement (as modified and as amended from time to time, the “Business Relationship Agreement”) with GM-SPO regarding aftermarket sales in the United States. We and GM-SPO entered into a Memorandum of Understanding which provided that the Business Relationship Agreement expired December 31, 2000. As a result, starting January 1, 2001, Delphi is entitled to directly sell and distribute our products to the aftermarket in the United States. In addition, the Memorandum of Understanding provides that we will continue to supply current volumes of aftermarket products to GM-SPO in the United States pursuant to separate supply agreements (each, an “Aftermarket Supply Agreement”). Unless otherwise agreed, each Aftermarket Supply Agreement will be for an initial term of three calendar years (2001-2003) and will continue thereafter until either party gives twelve-(12) months prior written notice. Pricing under the Aftermarket Supply Agreements is based on the pricing in effect during calendar year 2000, subject to mutually agreeable market based adjustments from time to time. Under each Aftermarket Supply Agreement, if we can meet the market price for a particular aftermarket product, GM-SPO must buy such aftermarket product from us. Alternatively, we may choose not to meet the market price for a particular aftermarket product and cease supplying such product in the aftermarket in the United States.

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

      Employee Transfers  As of January 1, 1999, all GM salaried and hourly employees, active and inactive, who were employees in our operations, were transferred to Delphi. However, the transfer of salaried and hourly employees at certain of our international operations, and of certain related pension and employee benefits plans, did not take place until the receipt of consents or approvals or the satisfaction of other applicable requirements. For all U.S. salaried employees who retired on or before January 1, 1999, GM retained responsibility for pension obligations and for other postretirement employee benefits (“OPEB”) obligations, consisting primarily of retiree medical obligations. With regard to our U.S. hourly employees, GM generally retained postretirement obligations for employees who retired on or before January 1, 2000. We have assumed pension and OPEB obligations for U.S. hourly employees who retire after January 1, 2000.

      In accordance with the terms of the Separation Agreement, Delphi also assumed an obligation to GM for pension and other postretirement benefits for U.S. hourly employees who retired after the Separation but on or before a specified retirement date and accordingly, were treated as GM retirees. Under the Separation Agreement, this obligation was subject to a contingency provision to the extent certain terms negotiated on behalf of U.S. hourly represented employees and the actual number of Delphi U.S. hourly employees who retired, differed from the terms and number of retirements assumed at the time of Separation. Certain changes in assumptions, primarily as a result of both an extension of the specified retirement date to January 1, 2000 and a higher than anticipated number of retirements, did subsequently occur. Accordingly, an adjustment to GM’s initial investment in Delphi of $0.8 billion was recorded in 1999 and 2000. This adjustment was based upon Delphi’s best estimate of the ultimate resolution of this contingency given the facts available within one year of the Separation.

      Separately, we entered into an agreement with GM in September 2000, resolving certain issues, related primarily to changes in assumptions for employee benefit obligations, as well as certain pre-Separation warranty claims. The portion of such settlement related to employee benefit assumptions was accounted for as a change in actuarial assumptions. Such agreement increased our separation related obligation to GM by approximately $0.2 billion.

      Our separation related obligation to GM is currently estimated at $1.9 billion in total, of which $1.5 billion was paid in 2000. We expect to pay $0.2 billion of our remaining separation related obligation in June 2001, and the balance in June 2002 and 2003.

      In connection with GM’s disposition of certain businesses (including Delphi), GM granted the UAW guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called on under this guarantee. As a means of mitigating the risk that the guarantee will be called upon, we have also agreed to consult with GM before taking certain fundamental corporate actions and obtain GM’s consent (not to be unreasonably withheld) before entering into transactions which might significantly adversely affect our ability to meet our pension and postretirement benefits (such as would cause our credit rating to be downgraded below B1 from Moody’s or B+ from Standard & Poor’s). We are currently rated Baa.2 by Moody’s and BBB by Standard & Poor’s.

      Certain Flow-Back Rights  National union negotiations also resulted in some of our hourly employees in the United States being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the United States having similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, in general, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to our separation from GM). The company to which the employee transfers, however, will be responsible for OPEB obligations. There will be no transfer of pension assets or liabilities between us and GM with respect to such employees that transfer between our companies. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM during any year. The settlement obligation for OPEB since the Separation is approximately $16 million, payable in 2001.

      All of the agreements that we entered into in connection with our separation from GM were made in the context of our parent-subsidiary relationship. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Employees — Union Representation

      As of December 31, 2000, excluding our joint ventures and other investments, we employed approximately 211,000 people, of which approximately 38,000 were salaried employees and approximately 173,000 were hourly employees. Of our hourly employees, approximately 163,000 or 94% are represented by approximately 56 unions, including the United Automobile Workers (“UAW”), the IUE-CWA-AFL-CIO-CLC (“IUE”) and the United Steel Workers (“USWA”). Our union representation by major region as of December 31, 2000 is indicated in the table below:

Union Representation

	Number of	Number of
Region	Unions	Employees

United States

UAW	1	37,218

IUE	1	13,839

USWA	1	2,099

Other unions	4	245

Total United States	7	53,401

Canada	1	693

Mexico	2	67,549

Europe	38	33,609

South America	6	6,256

Asia/ Pacific	2	1,322

Total	56	162,830

      The Delphi-UAW National Labor Agreement expires in September 2003. The Delphi-IUE National Labor Agreement expires in November 2003. We assumed the terms of existing collective bargaining agreements for our employees represented by other unions, including those represented by the USWA, in connection with the Separation. GM’s national agreement with the USWA expires in September 2007.

ITEM 2.  PROPERTIES

      Our world headquarters is located in Troy, Michigan and occupies approximately 264,000 square feet. We occupy this facility, as well as certain other facilities, under lease agreements with General Motors. We also maintain regional headquarters for our Asia/ Pacific region in Tokyo, Japan, for our Europe/ Middle East/ Africa region in Paris, France and for our Mexico/ South America region in São Paulo, Brazil. Excluding our joint ventures and other investments, we currently maintain approximately 351 sites in 42 countries throughout the world, including 190 manufacturing facilities, 15 technical centers and 31 customer centers and sales offices. The remaining facilities are primarily warehouses and administrative offices. In addition, we have certain technical centers, customer centers and sales offices that are housed in our manufacturing facilities. Of the 351 sites, 47 are owned and 77 are leased in the United States and Canada, 67 are owned and 44 are leased in Europe/ Middle East/ Africa, 50 are owned and 16 are leased in Mexico/ South America and 17 are owned and 33 are leased in Asia/ Pacific.

      Our Electronics & Mobile Communication sector has 12 manufacturing facilities, 3 technical centers and 2 customer centers and sales offices. Our Safety, Thermal & Electrical Architecture sector has 107 manufacturing facilities, 3 technical centers and 16 customer centers and sales offices. Our Dynamics & Propulsion sector has 68 manufacturing facilities, 3 technical centers and 4 customer centers and sales offices. The remaining manufacturing facilities, technical centers, customer centers and sales offices are sites that support multiple sectors.

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

      On November 29, 2000, a federal district court jury in Phoenix, Arizona awarded Nelco Technology (“Nelco”), a subsidiary of Park Electrochemical Corporation, approximately $32 million in conjunction with a commercial dispute involving a requirements contract between Nelco and Delco Electronics Corporation (“Delco”), a subsidiary of Delphi. The dispute related to Nelco’s supply of mass laminate, a component used by Delco in the manufacture of printed circuit boards until Delco exited such business in 1998. We are vigorously appealing this judgment and if successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, we believe that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

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

      In connection with our separation from General Motors, GM agreed to retain responsibility for all product liability actions relating to products we manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. We are responsible for all product liability actions relating to products we sold at any time to customers other than GM. Responsibility for product liability actions relating to products manufactured on or after January 1, 1999 and sold to GM are determined in accordance with the agreements for such sales. Delphi may also be subject to significant financial and legal obligations with respect to certain divested businesses.

      As previously reported, Delphi received a draft complaint and proposed consent order in March 2000 from the Ohio Environmental Protection Agency and the Ohio Attorney General seeking civil penalties from Delphi and GM for air emission violations from boilers and an adhesive coating line at a Delphi plant in Ohio. Under the GM-Delphi Separation Agreement, Delphi must reimburse GM for environmental penalties it incurs related to plants which were transferred to Delphi. Delphi, GM and Ohio signed a consent agreement in December 2000 where Delphi agreed to pay a $172,000 penalty to the state general fund and $43,000 to the Ohio Department of Natural Resources Division of Forestry for their urban tree planting project to resolve all claims against Delphi and GM. Delphi also agreed to perform compliance tests, and when necessary make modifications on additional air pollution control equipment. The Montgomery County Circuit Court entered the order on December 28, 2000. The order also requires testing of an additional coating line in 2001.

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

      VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. Notwithstanding Delphi’s improved product quality, a few VMs have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. For additional discussion of GM’s assertion of higher levels of pre-Separation warranty claims, see “Management’s Discussion and Analysis — Trends.” We cannot assure you that the future costs of warranty claims associated with providing product warranties will not be material.

      We believe that we are adequately insured, including with respect to product liability coverage, at levels sufficient to cover any of the other claims described above, subject to commercially reasonable deductible amounts. We have also established reserves in amounts we believe are reasonably adequate to cover any adverse judgments. However, any adverse judgment in excess of our insurance coverage and such reserves could have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, position, age as of January 12, 2001 and a description of business experience for each of the executive officers of Delphi is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J.T. Battenberg III	57	Chairman of the Board, Chief Executive Officer and President

Alan S. Dawes	46	Director, Chief Financial Officer and Executive Vice President

Donald L. Runkle	55	Director, Executive Vice President and President of Dynamics & Propulsion Sector

Rodney O’Neal	47	Executive Vice President and President of Safety, Thermal & Electrical Architecture Sector

Mark R. Weber	52	Executive Vice President of Operations, Corporate Affairs and Human Resources Management

David B. Wohleen	50	Executive Vice President and President of Electronics & Mobile Communication Sector

Jose Maria Alapont	50	Vice President and President of Delphi Europe

Volker J. Barth	53	Vice President and President of Delphi South America

James A. Bertrand	43	Vice President and President of Delphi Interior Systems

Choon T. Chon	54	Vice President and President of Delphi Asia-Pacific

Guy C. Hachey	45	Vice President and President of Delphi Energy and Chassis Systems

Ronald M. Pirtle	46	Vice President and President of Delphi Harrison Thermal Systems

James A. Spencer	47	Vice President and President of Delphi Packard Electric Systems

Paul J. Tosch	60	Vice President and President of Delphi Saginaw Steering Systems

John P. Arle	53	Vice President of Mergers, Acquisitions and Planning

John G. Blahnik	46	Vice President and Treasurer

Kevin M. Butler	45	Vice President of Human Resources Management

Ray C. Campbell	59	Vice President of Purchasing

Karen L. Healy	46	Vice President Corporate Affairs and Facilities

Peter H. Janak	61	Vice President and Chief Information Officer

Mark C. Lorenz	50	Vice President of Operations and Logistics

Logan G. Robinson	51	Vice President and General Counsel

      Mr. Battenberg has led Delphi and its precursor, the Automotive Components Group Worldwide (“ACG Worldwide”) since 1992. He held various other positions with GM from 1961 through 1992, was elected an executive vice president of GM in 1995 and served as a member of its President’s Council. Mr. Battenberg was an officer at GM from 1988 through 1998. Mr. Battenberg is on the Board of Trustees of Kettering University, Columbia Business School and the National Advisory Board for J.P. Morgan Chase & Co. He is also a member of the Council on Competitiveness, the Business Roundtable and the Business Council. In addition, he is a member of the Board of Directors of Covisint, L.L.C.

      Mr. Dawes was named Chief Financial Officer of Delphi Automotive Systems in August 1998 and Director and Executive Vice President in charge of Finance, Mergers & Acquisitions and Information Technology in January 2000. He had been a Vice President of Delphi since November 1998. Previously, Mr. Dawes served as General Manager of Delphi Chassis Systems, formerly Delco Chassis Systems, a position to which he was named in 1994. From 1992 to 1994, he was appointed Executive-in-Charge of Operations for ACG Worldwide. Mr. Dawes joined General Motors in 1981, originally as a financial analyst with its Treasurer’s Office, and held a number of positions including Assistant Treasurer in 1988 and Assistant Comptroller in 1991. Mr. Dawes was an officer at GM from 1994 through 1998.

      Mr. Runkle was named a Director, Executive Vice President of Delphi Automotive Systems and President of Delphi Dynamics and Propulsion sector in January 2000. In addition, he has responsibility for Delphi Aftermarket business, Delphi Manufacturing, and is champion of the DaimlerChrysler AG and commercial vehicle accounts. He had been Vice President of Delphi and President of Delphi Energy and Engine Management Systems since November 1998 and General Manager of Delphi Energy & Engine Management Systems since May 1996. Mr. Runkle held a series of engineering, planning and management positions with GM from 1968 to 1993 when he was appointed General Manager of Delphi Saginaw Steering Systems. Mr. Runkle was an officer at GM from 1988 through 1998. Mr. Runkle is an advisor to the Lean Enterprise Institute.

      Mr. O’Neal was named Executive Vice President of Delphi Automotive Systems and President of Delphi Safety, Thermal and Electrical Architecture sector in January 2000. He had been Vice President and President of Delphi Interior Systems since November 1998. Previously, he had been General Manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal was an officer at GM from 1997 through 1998. Since 1994, Mr. O’Neal had been General Director of Warehousing and Distribution for GM-SPO. From late 1992 to 1994, Mr. O’Neal served as Director of Manufacturing for ACG Worldwide. From 1991 to late 1992, Mr. O’Neal was first Director of Industrial Engineering for Chevrolet-Pontiac-GM of Canada (“C-P-C”) and later was named Director of Manufacturing Engineering with GM. Prior thereto, Mr. O’Neal held numerous engineering and manufacturing positions with GM since 1971. Mr. O’Neal is a member of the Woodward Governor Board of Directors.

      Mr. Weber was named Executive Vice President of Operations, Corporate Affairs and Human Resources Management for Delphi Automotive Systems in January 2000. He had been Vice President of Human Resources Management for Delphi Automotive Systems since November 1998 and Executive Director of Human Resources Management for Delphi since January 1995. Previously, he was General Director of Personnel and Public Affairs at the former Inland Fisher Guide since 1993. From 1991 to 1993, he was General Director of Personnel for the same. From 1988 to 1991, he was Director of Industrial Relations at C-P-C, and from 1986 to 1988, he served as Director of Human Resources for Salaried Personnel at C-P-C. From 1985 to 1986, he was Director of General Offices Personnel at C-P-C. Prior thereto, he held a number of human resource and personnel positions at GM since 1971.

      Mr. Wohleen was named a Delphi Automotive Systems Executive Vice President and President of Delphi Electronic and Mobile Communication sector in January 2000. He had been Vice President and President of Delphi Delco Electronics Systems since November 1998 and General Manager of Delphi Delco Electronics Systems since August 1998. Mr. Wohleen was an officer at GM in 1998. Prior to his current position, he had been a General Director of Engineering with Delco Electronics, which is now Delphi Delco Electronics Systems, since February 1997. In 1994, Mr. Wohleen was named Director of Electrical, Interior and HVAC for GM’s Midsize Car Division in Warren, Michigan, and in 1995, he assumed additional responsibility for general assembly, tools and process and powertrain coordination for GM’s MidLux Car Division in Warren. Prior thereto, Mr. Wohleen held a series of engineering and manufacturing positions with GM since 1978. Mr. Wohleen is a member of the Conference Board’s Council of Operating Executives.

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

      Mr. Barth was named a Delphi Automotive Systems Vice President in November 1998 and President of Delphi South America in November 1996. He had been Executive Director of Worldwide Purchasing for Delphi since 1994. From 1993 to 1994, he was Executive Director of Worldwide Purchasing-Metallic for GM-North American Operations. From 1992 to 1993, he was Director of Materials Management for

GM do Brasil in São Paulo, and from 1991 to 1992, he was Director of Purchasing for the same organization. Prior thereto, he held several purchasing, engineering and planning assignments for GM’s Adam Opel subsidiary since joining GM in 1963.

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

      Mr. Chon was named a Delphi Automotive Systems Vice President and President of Delphi Asia-Pacific in November 2000. He had been President of Delphi Korea since 1999 and General Director of Delphi Interior Systems Asia-Pacific operations since 1998. From 1995 to 1998, he was Executive Vice President and board member of Ssangyong Motor Company. From 1988 to 1995, he was Executive Engineer at Chrysler Corporation. From 1978 through 1988, he was Principal Staff Engineer at Ford Motor Company.

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

      Mr. Pirtle was named a Delphi Automotive Systems Vice President and President of Delphi Harrison Thermal Systems in November 1998. He had been General Manager of Delphi Harrison Thermal Systems since November 1996. Mr. Pirtle was an officer at GM from 1996 through 1998. Previously, Mr. Pirtle had been Director of North American Operations at Delphi Packard Electric Systems since 1994. From 1992 to 1994, Mr. Pirtle was Finance Director for AC Delco Systems and from 1990 to 1992, he was Executive-in-Charge of GM’s Corporate Strategic Planning Group. Prior thereto, Mr. Pirtle held various engineering and financial and planning positions with GM since 1972. Mr. Pirtle is a Board member of the Alumni Association of Kettering University, formerly GMI, and a Board member of the University of Pittsburgh School of Engineering.

      Mr. Spencer was named President of Delphi Packard Electric Systems in November 2000 and a Delphi Automotive Systems Vice President in February 2000. Previously, he had been President of Delphi Asia Pacific since February 2000. Prior thereto, he was Director of Delphi Saginaw Steering Systems Global Sales, Marketing, Ventures and Planning since 1996. From 1994 to 1995, he was Site Manager of Delphi Saginaw Steering Systems Athens, Alabama operations. He was a Delphi Saginaw Steering Systems plant manager since 1992. Previously, he was Executive Vice President of Daewoo-HMS since 1989. He began his career in 1976 when he joined Delco Remy Division in Anderson, Indiana.

      Mr. Tosch was named a Delphi Automotive Systems Vice President and President of Delphi Saginaw Steering Systems in November 1998. He had been General Manager of Delphi Saginaw Steering Systems since May 1997. Previously, Mr. Tosch had been General Manager of the former Delphi Interior & Lighting Systems since October 1994. Mr. Tosch was an officer at GM from 1994 through 1998. From 1991 to 1994, Mr. Tosch was General Manager of Delphi Harrison Thermal Systems. From 1987 to 1991, he was Managing Director of Vauxhall Motors Limited. Prior thereto, Mr. Tosch held various engineering and managerial positions with GM since 1963.

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

      Mr. Blahnik was named Treasurer of Delphi Automotive Systems in August 1998 and a Delphi Vice President in November 1998. He had been Executive Director of Finance for Delphi since June 1996. Previously, he was Senior Vice President and Chief Financial Officer at Delco Electronics since 1995. From 1994 to 1995, he was Director of Finance for GM’s Lansing Automotive Division. From 1991 to 1994, he was Executive Director for GM’s Latin American Operations and President of Banco General Motors, and from 1988 until 1991, he was a Comptroller of GM do Brasil. Prior thereto, he held several finance positions at GM since 1978. Mr. Blahnik is a member of the Conference Board.

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

      Mr. Janak was named Chief Information Officer for Delphi Automotive Systems in April 1998 and a Delphi Vice President in November 1998. He had been a Vice President and Chief Information Officer at TRW Inc., since February 1995. Previously, he was Vice President and General Manager of TRW’s Information Services Division. Prior thereto, he worked in propulsion engineering for NASA’s Apollo program and worked for Chrysler Corporation, Teledyne Brown Engineering, Planning Research Corporation and the German firm, Technologieforshung. Mr. Janak sits on the External Research Advisory Board of Mississippi State University and the Information Technology Council of the Conference Board.

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

      Our Common Stock is listed on the New York Stock Exchange under the symbol “DPH.” The Transfer Agent and Registrar for our Common Stock is The Bank of New York. On January 31, 2001, there were 417,341 holders of record of our Common Stock.

      We declared dividends of $0.07 per share on March 15, June 14, September 6, and December 6, 2000 and on June 9, September 8, and December 7, 1999. Our Board is free to change its dividend practices at any time and from time to time and to decrease or increase the dividend paid, or not to pay a dividend, on the Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.

      The following table sets forth the high and low sales price per share of our Common Stock, as reported by the New York Stock Exchange, for the last two years. Our shares were not publicly traded prior to our IPO on February 5, 1999.

	Price Range of
	Common Stock

Year Ended December 31, 2000	High	Low

4th Quarter	$15.69	$10.94

3rd Quarter	$16.50	$14.19

2nd Quarter	$21.13	$14.56

1st Quarter	$18.69	$14.63

	Price Range of
	Common Stock

Year Ended December 31, 1999	High	Low

4th Quarter	$17.19	$14.38

3rd Quarter	$19.94	$16.06

2nd Quarter	$21.69	$16.56

1st Quarter	$18.81	$17.75

Memo: IPO Price February 5, 1999	$17.00

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data reflects the results of operations and cash flows. Selected financial data for the periods prior to 1999 reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM during each respective period. In addition, the data for all periods include amounts relating to Delco Electronics, the electronics and mobile communication business that was transferred by GM to Delphi in December 1997. The historical consolidated statement of operations data for the years 1996-1998 do not reflect many significant changes that have occurred in the operations and funding of our company as a result of our separation from GM and our IPO. The historical consolidated balance sheet data reflects the assets and liabilities transferred to our company in accordance with the Separation Agreement.

      The selected financial data of Delphi should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. Our consolidated statements of operations and cash flows for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the consolidated balance sheets as of December 31, 2000, 1999, 1998, 1997 and 1996 have been audited.

      The financial information presented may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the years 1996-1998. You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which describes a number of factors which have affected our financial results, including the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive, significant price reductions as GM implemented its global sourcing initiative, work stoppages at both GM and Delphi and charges associated with underperforming assets. In order to better evaluate our underlying operating performance, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes 1998 results of operations on a pro forma basis.

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(in millions, except per share amounts)

Statement of Operations Data: (1)

Net sales	$29,139	$29,192	$28,479	$31,447	$31,032

Operating expenses:

Cost of sales, excluding items listed below	24,744	25,035	26,135	27,710	27,471

Selling, general and administrative	1,715	1,619	1,463	1,415	1,445

Depreciation and amortization	936	856	1,102	1,970	843

Acquisition-related in-process research and development	51	—	—	—	—

Operating income (loss)(2)	1,693	1,682	(221)	352	1,273

Interest expense	(183)	(132)	(277)	(287)	(276)

Other income, net	157	171	232	194	115

Income (loss) before income taxes(2)	1,667	1,721	(266)	259	1,112

Income tax expense (benefit)(2)	605	638	(173)	44	259

Net income (loss)(2)	$1,062	$1,083	$(93)	$215	$853

Basic earnings (loss) per share(2)	$1.89	$1.96	$(0.20)	$0.46	$1.83

Diluted earnings (loss) per share(2)	$1.88	$1.95	$(0.20)	$0.46	$1.83

Cash dividends declared per share(3)	$0.28	$0.21	$—	$—	$—

Statement of Cash Flows Data:

Cash provided by (used in) operating activities	$268	$(1,214)	$849	$2,918	$2,701

Cash used in investing activities	(2,054)	(1,055)	(1,216)	(1,320)	(995)

Cash provided by (used in) financing activities	1,094	2,878	384	(1,549)	(1,686)

Other Financial Data:

EBITDA(4)	$2,789	$2,613	$1,056	$2,459	$2,182

Balance Sheet Data:

Total assets	$18,521	$18,350	$15,506	$15,026	$15,390

Total debt	3,182	1,757	3,500	3,500	3,500

Stockholders’ equity (deficit)	3,766	3,200	9	(413)	922

(1)	Delphi became a separate company in 1999. The data for 1996-1998 represents results when Delphi was an operating sector within GM.

(2)	Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, operating income would have been $1,744 million, income before income taxes would have been $1,718 million, net income would have been $1,094 million and basic and diluted earnings per share would have been $1.95 and $1.94, respectively.

(3)	As we became a public company on February 5, 1999, dividend data for the years ending before our IPO is not applicable.

(4)	“EBITDA” is defined as income before provision for interest expense and interest income, income taxes, acquisition-related in-process research and development, depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Delphi has consistently delivered strong operating results since becoming an independent company. Sales to customers other than GM were 29% of consolidated sales, a 19.5% increase, on a comparable basis, over 1999. Our strong cash flows during 2000 allowed us to accomplish our pension funding objectives eighteen months earlier than planned, complete the majority of our true-up payments to GM, and make strategic acquisitions. During 2000, we acquired Delphi Diesel Systems and Delphi Lockheed Automotive for an aggregate of $0.9 billion. In addition we established an aggressive growth business line structure to support business lines with annual growth of 25%-30%, such as Mobile MultiMedia, our high-tech business line that develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

History

      Delphi is a world-leading supplier of automotive components, integrated systems and modules to the automotive industry. We became a publicly held company on February 5, 1999 through an initial public offering (the “IPO”), and became independent from GM on May 28, 1999 through the distribution of Delphi shares owned by GM (the “Spin-Off”).

      The financial information for December 31, 1998 reflected the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM and the assets and liabilities transferred to Delphi in accordance with the terms of a Master Separation Agreement to which Delphi and GM are parties (the “Separation Agreement”). We believe the assumptions underlying the 1998 financial information are reasonable, although such financial information may not necessarily be indicative of the results of operations, financial position and cash flows of the company had we been a separate, independent company during 1998.

      In order to better evaluate our underlying operating performance, our financial results for 1998 have been adjusted for certain special items that management views as non-recurring. Such special items included charges for divestitures and asset impairments, as well as the impact of work stoppages at certain GM and Delphi locations. For additional information, see “Adjusted Pro forma 1998”.

Results of Operations

2000 versus 1999

      Net Sales.  Consolidated net sales and changes in consolidated net sales by product sector and in total for the years ended December 31, 2000 and 1999 were:

	Year Ended
	December 31,

Product Sector	2000	1999	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$322	$40	$282

Other Electronics & Mobile Communication	5,022	5,256	(234)

Total Electronics & Mobile Communication	$5,344	$5,296	$48

Safety, Thermal & Electrical Architecture	10,003	10,512	(509)

Dynamics & Propulsion	14,345	13,975	370

Other	(553)	(591)	38

Consolidated net sales	$29,139	$29,192	$(53)

      Our consolidated net sales for 2000 declined $53 million, or 0.2% from 1999. Our reduced sales primarily reflect the decline in the value of the euro and weak North American vehicle and aftermarket sales in the second half of 2000 which impacted our North American customers, offset by continued growth in revenue from non-GM vehicle manufacturers, as well as acquired operations. Our non-GM sales increased $1.6 billion, 19.5% on a comparable basis, over 1999, while sales to GM declined, due to lower volumes as well as our elimination of approximately $0.5 billion of marginally profitable and unprofitable product lines. Our sales were also impacted by continued price pressures that resulted in price reductions of approximately $524 million, or 1.8% for 2000. Mobile MultiMedia, an aggressive growth business line, generated sales growth of 705%, increasing sales from $40 million in 1999 to $322 million in 2000.

      Gross Margin.  Our gross margin was 15.1% in 2000 compared to 14.2% in 1999. The improvement reflects the results of our continuing cost reduction efforts and lean manufacturing initiatives that are being implemented in response to industry pricing pressures and aggressive inventory management. Our gross margin was unfavorably impacted by exchange rate fluctuations, primarily related to the euro, which weakened when compared to the U.S. dollar, and the Mexican peso, which strengthened when compared to the U.S. dollar.

      Selling, General and Administrative.  Selling, general and administrative expenses, which represented 5.9% of total sales, increased by $96 million. The increase in selling, general and administrative expenses is entirely related to acquired businesses. Excluding the incremental costs related to acquired businesses, selling, general and administrative expenses were level with 1999 amounts.

      Depreciation and Amortization.  Depreciation and amortization increased by $80 million during 2000. The increase in depreciation and amortization, compared to 1999 amounts, primarily represents incremental costs related to Delphi Diesel Systems and the impact of ongoing capital expenditures.

      Operating Income.  Operating income for 2000 increased $11 million over 1999 despite the slight decline in sales. Excluding the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development, operating income was $1,744 million, up 3.7% from 1999. Operating income (loss) by product sector, excluding this one-time charge included in the Dynamics & Propulsion sector, was:

	Year Ended
	December 31,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(23)	$(37)

Other Electronics & Mobile Communication	493	614

Total Electronics & Mobile Communication	470	577

Safety, Thermal & Electrical Architecture	673	687

Dynamics & Propulsion	679	563

Other	(78)	(145)

Total operating income	$1,744	$1,682

      The improvement in operating income in 2000 reflects continuing cost reduction efforts and the results of the continued rollout of lean manufacturing initiatives around the world. These favorable items were partially offset by unfavorable exchange rate fluctuations. Mobile MultiMedia reported an operating loss of $(23) million, reflective of the ongoing high level of investment in engineering and research and development related to the start up of this high-tech business line.

      Interest Expense.  Interest expense increased by $51 million primarily attributable to higher debt levels and higher interest rates during 2000.

      Other Income, Net.  Other income, net of $157 million in 2000 is level with 1999 amounts.

      Taxes.  Our effective income tax rate for 2000 was 36.3% compared to 37.1% in 1999. The decrease in the effective tax rate was primarily the result of New York State investment tax credits recognized in the fourth quarter of 2000.

      Net Income.  Net income for 2000 totaled $1,062 million compared to $1,083 million for 1999. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, our net income margin of 3.8% expanded from our 1999 margin of 3.7% as a result of aggressive inventory management, implementation of lean manufacturing initiatives and other cost reduction initiatives. Excluding the charge described above, net income for 2000 would have been $1,094 million, an $11 million increase over 1999.

      Earnings Per Share.  Basic and diluted earnings per share were $1.89 and $1.88, respectively, for 2000. Excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, diluted earnings per share would have been $1.94 per share compared to $1.95 in 1999. If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the diluted shares outstanding would have been 566 million during 1999. On this basis, diluted earnings per share would have been $1.91 for 1999; therefore, after the adjustments described above, diluted earnings per share for 2000 of $1.94, represents a 1.6% increase over 1999.

1999 versus 1998

      Certain 1998 financial information included in this section has been adjusted to reflect the impact of our separation from GM and exclude charges for special items and the impact of work stoppages. See “Adjusted Pro forma 1998” for additional information.

      Net Sales.  Consolidated net sales and changes in net sales by product sector and in total for the years ended December 31, 1999 and 1998 were:

	Year Ended
	December 31,		Change

Product Sector	1999	1998	$

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$40	$—	$40

Other Electronics & Mobile Communication	5,256	4,823	433

Total Electronics & Mobile Communication	5,296	4,823	473

Safety, Thermal & Electrical Architecture	10,512	11,226	(714)

Dynamics & Propulsion	13,975	12,862	1,113

Other	(591)	(432)	(159)

Consolidated net sales	$29,192	$28,479	$713

      Net sales for 1998 included approximately $1.2 billion of sales by businesses divested in late 1998. After adjusting for 1998 sales of divested business (primarily seating and lighting businesses previously included in our Safety, Thermal, and Electrical Architecture product sector), our consolidated net sales increased 7% over 1998. This increase in net sales reflected continued growth in non-GM sales and strong North American and European sales volumes, partially offset by continued price pressures, soft demand in South America and some Asia Pacific markets and weakness in European currencies versus the U.S. dollar. Sales to non-GM customers increased 13% on a comparable basis, while sales to GM increased 6%, partially due to the fact that 1998 sales included the unfavorable impact of work stoppages at certain GM and Delphi locations. As for ongoing price pressures, each of our product sectors were impacted by price reductions associated with customer competitive sourcing initiatives and global vehicle platforms. Overall, price reductions decreased net sales by 1.6% in 1999.

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

      Operating Income (Loss).  Our operating income was $1,682 million for 1999 compared to an operating loss of $221 million in 1998. Our operating income by product sector, with 1998 on an adjusted pro forma basis and excluding the impact of work stoppages of approximately $726 million, was:

	Year Ended
	December 31,

Product Sector	1999	1998

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(37)	$—

Other Electronics & Mobile Communication	614	466

Total	577	466

Safety, Thermal & Electrical Architecture	687	702

Dynamics & Propulsion	563	408

Other	(145)	(220)

Total	$1,682	$1,356

      The improvement in 1999 operating income reflected increased sales as discussed above, which included the favorable impact of greater sales penetration of non-GM customers during 1999. The improvement also reflected the results of our continuing cost reduction efforts and lean manufacturing initiatives that were being implemented around the world.

      Interest Expense.  Interest expense decreased by $145 million, as 1999 debt levels were lower than 1998 due to strong cash flows in 1999.

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

      Earnings (Loss) per Share.  Diluted earnings per share for 1999 were $1.95 compared to a historical diluted loss per share of $(.20) for 1998. If the shares issued in our IPO were outstanding since January 1, 1998, our 1999 diluted earnings per share would have been $1.91 per share and our 1998 adjusted pro forma earnings per share, excluding the impact of work stoppages, would have been $1.57, which we believe is the most relevant comparison.

Adjusted Pro forma 1998

      The unaudited pro forma condensed consolidated statement of operations data below has been prepared as if the Separation had taken place on January 1, 1998, and are intended to represent Delphi’s results of operations as if the IPO and certain other transactions occurred on such date. The unaudited pro forma condensed consolidated statement of operations data does not, however, purport to project Delphi’s results of operations for any future date. The unaudited pro forma adjustments were based upon available information and certain assumptions that Delphi believes to be reasonable.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For The Year Ended December 31, 1998
(in millions, except per share amounts)

				Pro	Special		Adjusted
	Actual	Adjustments		Forma	Items		Pro Forma

Net sales	$28,479			$28,479			$28,479

Operating expenses:
Cost of sales,	26,135	$(248	)(1)	25,887	$(382	)(4)

excluding items listed below					(154	)(5)	25,351

Selling, general and administrative	1,463	(15	)(1)
		152	(2)	1,600			1,600

Depreciation and amortization	1,102			1,102	(48	)(4)
					(156	)(5)	898

Total operating expenses	28,700	(111)		28,589	(740)		27,849

Operating (loss) income	(221)	111		(110)	740		630

Interest expense	(277)			(277)			(277)

Other income, net	232			232			232

(Loss) income before income taxes	(266)	111		(155)	740		585

Income tax (benefit) expense	(173)	42	(3)	(131)	159	(4)
					118	(5)	146

Net (loss) income	$(93)	$69		$(24)	$463		$439

Basic and diluted (loss) earnings per share:

Actual- 465 million shares outstanding	$(0.20)

Pro forma- 565 million shares outstanding				$(0.04)			$0.78

      After considering partial recovery of lost production, the impact of work stoppages at GM and Delphi during 1998 was as follows:

	Operating Income	Net Income

Adjusted pro forma	$630	$439

Work stoppage impact	726	450

Total	$1,356	$889

Earnings per share, based on 565 million shares outstanding	N/A	$1.57

      The following pro forma adjustments were made to reflect the terms of the Separation Agreement, the IPO and the impact of special items:

(1)	Delphi and General Motors have entered into agreements regarding certain employee benefit obligations. The pro forma adjustment for the year ended December 31, 1998, $248 million of which relates to cost of sales and $15 million of which relates to selling, general and administrative expense, is summarized as follows (in millions):

Pension related costs	$210

Postretirement benefits other than pension	(475)

Other employee benefits	2

Total	$(263)

(2)	Reflects the estimated incremental selling, general and administrative costs associated with operating Delphi as a stand-alone publicly traded company. The pro forma adjustment for the year ended December 31, 1998 is as follows (in millions):

Incremental insurance and risk management	$36

Incremental corporate costs*	48

Taxes other than income	52

Other	16

Total	$152

*	Incremental corporate costs include additional personnel and systems costs required to operate independently and reflect transitional service arrangements with General Motors at terms provided in the Separation Agreement. Other costs include certain sales tax expenses associated with the Separation.

(3)	Income taxes were determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” For purposes of this pro forma presentation only, adjustments necessary to record the income tax effect of the pro forma adjustments assume a combined federal and state income tax rate of 38%.

(4)	Adjusted to exclude a loss of $430 million, or $271 million after-tax, related to divestitures involving our seating, lighting and coil spring businesses. The charge had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively.

(5)	Adjusted to exclude charges of approximately $310 million, or $192 million after-tax, related to underperforming assets and postemployment benefits payable under contractual agreements. These charges had the effect of increasing cost of sales and depreciation and amortization by $154 million and $156 million, respectively.

Liquidity and Capital Resources

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.4) billion at December 31, 2000 compared to $(0.2) billion at December 31, 1999. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 45.8% at December 31, 2000 and 35.4% at December 31, 1999. The change in our net liquidity and ratio of total debt to total capital was due to our continued generation of strong operating cash flows, offset by uses of cash of $0.9 billion for acquisitions, $1.1 billion for voluntary contributions to our hourly pension plan and payments to GM of $1.5 billion in settlement of certain separation related adjustments, primarily for pension and postretirement benefit matters. The payments to GM for separation related obligations were part of a $1.9 billion separation related obligation to GM, which represented an increase in 2000 of $0.3 billion. The increase resulted from revisions to the estimated number of employees who actually retired prior to January 1, 2000, changes in assumptions for pension and other postretirement benefits and resolution of certain pre-Separation warranty claims. For further information, see “Item 1. Business — Arrangements with GM — Employee Matters” elsewhere in this report. We expect to pay $0.2 billion of our remaining separation related obligation to GM in June 2001 and the balance in June 2002 and 2003.

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

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2001. As of December 31, 2000, there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi implemented $2.5 billion of worldwide commercial paper programs, under which $1.2 billion was outstanding as of December 31, 2000. Delphi also has approximately $240 million available under uncommitted lines of credit. As of December 31, 2000, $95 million was outstanding under uncommitted lines of credit.

      Delphi’s cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in most operations of our North American customers for approximately two weeks in July and one week in December and reduced production in Europe during the month of August. We believe that Delphi has sufficient financial flexibility to fund these fluctuations, although there can be no assurance that this will be the case. In addition, we believe that our capital resources and liquidity position are sufficient to satisfy our funding needs during our three-year business planning cycle. Requirements for working capital, capital expenditures, dividends, repayment of debt securities and separation related obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our Credit Facilities or the commercial paper programs, if required.

      Other amounts outstanding primarily relate to local borrowings by certain of our international subsidiaries.

      For additional information on Delphi’s Credit Facilities and other funding sources, see Note 8 to the consolidated financial statements.

Cash Flows

      Operating Activities.  Net cash provided by operating activities was $0.3 billion for the year ended December 31, 2000 compared to net cash used in operating activities of $1.2 billion in 1999 and net cash provided by operating activities of $849 million in 1998. Net cash provided by operating activities during 2000 was net of $1.1 billion of voluntary contributions to our hourly pension plan and payments to GM of $1.5 billion in settlement of certain separation related adjustments, as described above.

      Investing Activities.  Cash flows used in investing activities totaled $2.1 billion, $1.1 billion and $1.2 billion for the years ended December 31, 2000, 1999 and 1998, respectively. The use of cash during 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for an aggregate of $0.9 billion and capital expenditures related to ongoing operations.

      Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	2000	1999	1998

	(in millions)

Electronics & Mobile Communication	$315	$236	$180

Safety, Thermal & Electrical Architecture	381	412	449

Dynamics & Propulsion	566	535	741

Other	10	17	11

Total capital expenditures	$1,272	$1,200	$1,381

North America	$914	$829	$1,015

Europe	254	285	302

Other International	104	86	64

Total capital expenditures	$1,272	$1,200	$1,381

      The increase in cash used in investing activities primarily reflects additional capital expenditures as a result of the acquisition of Delphi Diesel Systems, which accounted for approximately $87 million of total capital expenditures.

      As of December 31, 2000, Delphi had approximately $853 million in outstanding capital commitments. We expect capital expenditures to be approximately $1.0 billion in 2001 for automotive business with a total capital spending target of $1.1 billion. We currently expect approximately 30%-40% of our 2001 capital expenditures to occur outside the United States. We also expect to utilize operating cash flow and possibly some of our debt capacity to undertake shareholder value-enhancing activities. Such activities could include strategic acquisitions that will build upon existing core competencies and expand our market coverage in both traditional automotive and non-automotive markets and/or a share repurchase program.

      Financing Activities.  Net cash provided by financing activities was $1.1 billion, $2.9 billion and $0.4 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Cash provided by financing activities for 2000 includes borrowings under our commercial paper programs used for general corporate purposes.

      Dividends. The Delphi Board of Directors declared dividends on Delphi common stock of $0.07 per share on March 15, June 14, September 6, and December 6, 2000, payable on April 24, July 25, October 16, 2000 and January 18, 2001, respectively.

      Stock Repurchase Program. The Board of Directors authorized the repurchase of an aggregate of 19 million shares of Delphi common stock to fund Delphi’s obligation under stock option and other employee benefit plans. Through December 31, 2000, we had acquired approximately 8 million shares of Delphi common stock in the open market and had reissued approximately 3 million shares under stock option and other employee benefit plans.

Trends

      Our 2000 results in part reflect strong North American sales through the first nine months of 2000. However, our customers’ production schedules decreased in the fourth quarter in North America, our largest market, and Europe as the new vehicle market softened. As a result, our sales correspondingly decreased sharply during the fourth quarter. To offset the impact of the softening automotive market, we are accelerating our structural cost reduction efforts and increasing our portfolio management initiatives. In light of the current economic conditions, lower industry volumes and other factors, North American vehicle volumes for 2001 are forecasted to be lower than the levels in 2000. Therefore, we expect 2001 sales and earnings to be lower year-over-year, excluding the impact of any major portfolio actions.

      We have recently completed an evaluation of our portfolio and are actively reviewing portfolio management options for our global generator business. Including generators, we are reviewing approximately $4 billion to $5 billion of businesses for near term portfolio management action. We have identified business lines across all sectors that require portfolio management solutions and expect to find portfolio solutions for these business lines in 2001, with likely near term actions in the Safety, Thermal and Electrical Architecture business sector.

      Notwithstanding Delphi’s improved product quality, a few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, although we settled certain pre-Separation warranty claims with GM in September 2000, GM continues to assert pre-Separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from the recorded estimates.

      In addition, currency exchange rate fluctuations in 2000 have resulted in the weakening of the euro and the strengthening of the Mexican peso relative to the U.S. dollar. Management believes that the recent downward trend of the euro relative to the U.S. dollar may continue to negatively impact Delphi’s operations. The escalation of the value of the Mexican peso over the past eighteen months, coupled with economic cost increases in Mexico, may continue to lead to higher costs for Delphi’s Mexican operations.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and business partners. As of December 31, 2000, one customer/ business partner was experiencing financial difficulties and in November 2000, had entered into corporate reorganization proceedings in Korea. As of result of the reorganization, this customer/ business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. Delphi’s balance sheet as of December 31, 2000 includes accounts receivable primarily in the U.S. and Europe of approximately $40 million from this customer/ business partner, a significant portion of which are covered under letters of credit. In addition, Delphi has investments of $127 million in Korean joint ventures that have significant accounts receivable balances from this customer/business partner. Delphi is working with its customer and lenders to the joint ventures, to recover the accounts receivable, and to facilitate the ongoing operations of the joint ventures. Management believes that it is likely that the joint venture operations will continue to be ongoing and that Delphi will be able to substantially recover its investment in these joint ventures; however, the outcome of this significant uncertainty and its impact on Delphi’s future results of operations and financial condition could differ significantly from recorded estimates.

Inflation

      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

European Monetary Union

      Within Europe, the European Economic and Monetary Union (the “EMU”) introduced a new currency, the euro, on January 1, 1999. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. We have not experienced any significant operational disruptions to date and do not expect the continued implementation of the euro to cause any significant operational disruptions. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, other than currency risk (which is substantial), which could materially affect our liquidity or capital resources.

Deferred Income Taxes

      As more fully described in Note 5 to our consolidated financial statements, at December 31, 2000, Delphi’s consolidated balance sheet included a net deferred tax asset of approximately $2.5 billion. This net deferred tax asset relates to temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Approximately $1.8 billion of the net deferred tax asset balance is related to our obligations for postretirement and pension benefits. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has considered various factors in assessing the probability of realizing these deferred tax assets including:

•	Delphi’s operating results, excluding the impact of special items and work stoppages, over the most recent three-year period and overall financial forecasts of book and taxable income for the 2001-2003 period.

•	The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, to manage the degree to which Delphi generates significant U.S. federal tax net operating losses.

•	The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

Environmental Matters

      Delphi is subject to various laws governing the protection of the environment including laws regulating air emissions, water discharges and waste management. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. However, such expenditures were not material during the years ended December 31, 2000, 1999 and 1998 and are not expected to be material in 2001 or 2002. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

      Delphi is also subject to environmental laws requiring investigation and cleanup of environmental contamination and is in various stages of investigation and cleanup at its manufacturing sites where contamination has been alleged. At December 31, 2000, our reserve for such environmental investigation and cleanup was approximately $20 million.

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

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. Delphi has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The cumulative effect of adoption of these new accounting standards will not have a significant impact on our results of operations. The adoption will also impact assets and liabilities recorded on the balance sheet related to the recognition of the fair value of Delphi’s derivative instruments.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB No. 101 in the fourth quarter of 2000 did not have a significant impact on our financial position or results of operations, and is not expected to have a significant impact on an ongoing basis.

Forward-Looking Statements

      This report contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Delphi is subject to various factors, risks and uncertainties, many of which are outside of our control, that could cause actual results to differ from those expressed in forward-looking statements made by us throughout this report and elsewhere. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements relating to volume growth, share of sales, awarded sales contracts and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Delphi does not intend or assume any obligation to update any of these forward-looking statements. Principal important factors, risks and uncertainties, which may cause actual results to differ from those expressed in such forward-looking statements, include, but are not limited to:

•	The ability of our company to increase sales to customers other than GM and to achieve the labor benefits we expect from our Separation from GM.

•	Potential increases in our warranty costs, including increases due to assertions by our customers that they intend to pursue warranty claims against Delphi to a greater extent than previously and, in particular, due to assertions by GM that it intends to pursue higher levels of pre-Separation warranty claims.

•	Changes in the operations, financial condition, results of operations or market share of our customers, including our largest customer, GM, or significant business partners.

•	Changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-

Pacific), including the effects of current economic problems in Asia, Brazil and other regions of Latin America, including Mexico.

•	Currency exchange rate fluctuations in the markets in which we operate, may continue to negatively impact Delphi’s operations.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant downturns in the automobile production rate in the U.S., Europe or other markets in which we operate and the cyclical nature of the automotive industry.

•	Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, including the effects of any possible new legislation and associated rulemaking related to the Ford/ Firestone recall such as the proposed Transportation and Recall Enhancement Accountability and Documentation Act.

•	Costs relating to legal and administrative proceedings (such as environmental, commercial and product liability related), including adverse judgments against Delphi if we fail to prevail in reversing such judgments, or associated with product recalls or warranty or adoption of new or updated accounting policies and practices.

•	The ability of our company to generate cost savings and operational improvements in the future sufficient to offset contractually or competitively required price reductions, price reductions necessary to win additional business and increases in raw material costs.

•	The ability of our company to maintain financial flexibility to make payments for pensions and other postretirement employee benefits and to implement capital expenditures, all at the levels and times planned by management.

•	The ability of our company to respond to changes in technology and technological risks and to protect and assert patent and other intellectual property rights.

•	The ability of our company to successfully identify, complete and integrate acquisitions and to exit non-performing businesses on satisfactory terms.

•	The impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

•	The ability of our company to absorb possible contingent liabilities relating to divestitures.

•	Additional risk factors include our ability to provide high quality products at competitive prices, to develop new products that meet changing consumer preferences, to meet changing vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.

•	Other factors, risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

      A discussion of our accounting policies for derivative instruments is included in Note 2 to our consolidated financial statements included elsewhere in this report and further disclosure is provided in Note 15 to those financial statements. We maintain risk management control systems to monitor exchange and commodity risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests which assume instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

Currency Exchange Rate Risk

      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. More specifically, we are exposed to currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in currencies other than the U.S. dollar. Currently, our most significant currency exposures relate to the Mexican peso, Canadian dollar, European euro, Japanese yen, Singapore dollar, Polish zloty and Brazilian real. As of December 31, 2000, the net fair value liability of financial instruments with exposure to currency risk was approximately $395 million. As of December 31, 1999, the net fair value asset of financial instruments with exposure to currency risk was approximately $76 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $39 million and $8 million, respectively. The model assumes a parallel shift in currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value asset of such contracts, excluding the underlying exposures, as of December 31, 2000 and 1999 was approximately $19 million and $17 million, respectively. The potential change in the fair value of commodity swap and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $18 million at December 31, 2000 and 1999, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

      A portion of our borrowings from third party credit sources are comprised of $1.5 billion in fixed rate term debt maturing in 2004, 2009 and 2029. As such, our exposure to movements in interest rates is not significant.

      We also issue commercial paper on a regular basis, in the US and in Europe, to fund day-to-day capital needs. Commercial paper amounts outstanding can fluctuate significantly during the month, generally from zero early in the month to a high of $1,500 million late in the month. Our daily average outstanding balance for 2000 was $621 million. The maturities on these borrowings have been short term with the majority maturing within 1 month. When commercial paper matures, it may be re-issued at the then current market rate. Given our reliance on fixed rate borrowings to fund long-term requirements, we believe our interest rate risk exposure is limited and accordingly we have not entered into any derivative instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements of Delphi were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management.

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

      Deloitte & Touche LLP, an independent audit firm, is engaged to audit the consolidated financial statements of Delphi and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The independent auditors’ report follows this report.

      The Board of Directors, through the Audit Committee (composed entirely of outside Directors) is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the General Auditor meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management’s conclusion that internal control at December 31, 2000 provides reasonable assurance that the books and records reflect the transactions of Delphi and that the businesses comply with established policies and procedures. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ J.T. Battenberg III	/s/ Alan S. Dawes	/s/ Paul R. Free

J.T. Battenberg III	Alan S. Dawes	Paul R. Free
Chairman, Chief Executive Officer	Chief Financial Office	Chief Accounting Officer
and President	and Executive Vice President	and Controller

INDEPENDENT AUDITORS’ REPORT

Delphi Automotive Systems Corporation:

      We have audited the accompanying consolidated balance sheets of Delphi Automotive Systems Corporation (“Delphi”), as of December 31, 2000 and 1999, and the related consolidated statements of operations, of stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Delphi. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delphi as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Detroit, Michigan

January 16, 2001

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	1999	1998

	(in millions, except per share
	amounts)

Net sales:

General Motors and affiliates	$20,665	$22,302	$22,322

Other customers	8,474	6,890	6,157

Total net sales	29,139	29,192	28,479

Operating expenses:

Cost of sales, excluding items listed below	24,744	25,035	26,135

Selling, general and administrative	1,715	1,619	1,463

Depreciation and amortization	936	856	1,102

Acquisition-related in-process research and development (Note 3)	51	—	—

Total operating expenses	27,446	27,510	28,700

Operating income (loss)	1,693	1,682	(221)

Less interest expense	(183)	(132)	(277)

Other income, net (Note 11)	157	171	232

Income (loss) before income taxes	1,667	1,721	(266)

Income tax expense (benefit) (Note 5)	605	638	(173)

Net income (loss)	$1,062	$1,083	$(93)

Earnings (loss) per share (Note 2)

Basic	$1.89	$1.96	$(0.20)

Diluted	$1.88	$1.95	$(0.20)

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$760	$1,546

Accounts receivable, net:

General Motors and affiliates	3,308	3,817

Other customers	2,050	1,555

Inventories, net (Note 4)	1,707	1,749

Deferred income taxes (Note 5)	569	1,071

Prepaid expenses and other	209	73

Total current assets	8,603	9,811

Long-term assets:

Property, net (Note 6)	5,718	5,106

Deferred income taxes (Note 5)	2,043	1,930

Other	2,157	1,503

Total assets	$18,521	$18,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt (Note 8)	$1,559	$117

Accounts payable	2,871	3,096

Separation related obligation (Note 9)	247	1,515

Accrued liabilities (Note 7)	1,566	2,009

Total current liabilities	6,243	6,737

Long-term liabilities:

Long-term debt (Note 8)	1,623	1,640

Postretirement benefits other than pensions (Note 9)	4,573	4,254

Other	2,316	2,519

Total liabilities	14,755	15,150

Commitments and contingencies (Note 10)

Stockholders’ equity:

Common stock, $0.01 par value, 1,350 million shares authorized, 565 shares issued in 2000 and 1999	6	6

Additional paid-in capital	2,450	2,601

Retained earnings	1,869	964

Accumulated translation adjustments	(463)	(324)

Treasury stock, at cost (5.2 million and 2.6 million shares in 2000 and 1999, respectively)	(96)	(47)

Total stockholders’ equity	3,766	3,200

Total liabilities and stockholders’ equity	$18,521	$18,350

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(in millions)

Cash flows from operating activities:

Net income (loss)	$1,062	$1,083	$(93)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	936	856	1,102

Acquisition-related in-process research and development	51	—	—

Changes in operating assets and liabilities:

Accounts receivable, net	238	(3,759)	37

Inventories, net	172	21	218

Prepaid expenses and other	(82)	(27)	(59)

Deferred income taxes	406	(55)	123

Accounts payable	(314)	836	(92)

Separation related obligation	(1,515)	—	—

Accrued liabilities	(576)	2,090	(150)

Other long-term liabilities	(25)	(2,117)	(175)

Other	(85)	(142)	(62)

Net cash provided by (used in) operating activities	268	(1,214)	849

Cash flows from investing activities:

Capital expenditures	(1,272)	(1,200)	(1,381)

Cost of acquisitions, net of cash acquired	(897)	—	—

Other	115	145	165

Net cash used in investing activities	(2,054)	(1,055)	(1,216)

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	1,621	—

Net proceeds from issuance of debt securities and borrowings under credit facilities	1,410	1,403	—

Dividend payments	(157)	(79)	—

Purchases of treasury stock	(64)	(67)	—

Other	(95)	—	384

Net cash provided by financing activities	1,094	2,878	384

Effect of exchange rate fluctuations on cash and cash equivalents	(94)	(58)	(11)

(Decrease) increase in cash and cash equivalents	(786)	551	6

Cash and cash equivalents at beginning of year	1,546	995	989

Cash and cash equivalents at end of year	$760	$1,546	$995

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common						General	Total
	Stock		Additional		Other		Motors’	Stockholders’
			Paid-in	Retained	Comprehensive	Treasury	Net	Equity
	Shares	Amount	Capital	Earnings	Income	Stock	Investment	(Deficit)

	(in millions)

Balance at January 1, 1998	—	$—	$—	$—	$(78)	$—	$(335)	$(413)

Net loss							(93)	(93)

Foreign currency translation adjustments					10			10

Total comprehensive loss								(83)

Net effect of assets and liabilities transferred from General Motors							505	505

Balance at December 31, 1998	—	—	—	—	(68)	—	77	9

Net income				1,083				1,083

Foreign currency translation adjustments					(256)			(256)

Total comprehensive income								827

Settlement of intracompany balances							1,541	1,541

Reclassification of General Motors’ net investment	465	5	1,613				(1,618)	—

Issuance of common shares	100	1	1,620					1,621

Separation related adjustments (Note 9)			(629)					(629)

Net shares reacquired for employee benefit plans			(3)			(47)		(50)

Dividends				(119)				(119)

Balance at December 31, 1999	565	6	2,601	964	(324)	(47)	—	3,200

Net income				1,062				1,062

Foreign currency translation adjustments					(139)			(139)

Total comprehensive income								923

Separation related adjustments (Note 9)			(151)					(151)

Net shares reacquired for employee benefit plans						(49)		(49)

Dividends				(157)				(157)

Balance at December 31, 2000	565	$6	$2,450	$1,869	$(463)	$(96)	$—	$3,766

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION

      Background — Delphi is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. We became an independent publicly held company during 1999 through an initial public offering on February 5, 1999 (the “IPO”) and the distribution of Delphi’s remaining shares owned by GM on May 28, 1999 (the “Spin-Off”), collectively referred to as the “Separation”.

      Basis of Presentation — The consolidated financial statements as of and for the years ended December 31, 2000 and 1999 include the accounts of Delphi and its wholly owned and majority owned subsidiaries. The consolidated financial statements of Delphi for the year ended December 31, 1998 reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM. Operating costs and expenses for 1998 include allocations of general corporate overhead expenses related to GM’s corporate headquarters and common support activities, including payroll administration, employee medical coverage and property and casualty insurance, financial, legal, tax and human resources. These allocated costs amounted to $135 million in 1998 and were allocated to Delphi based on usage or allocation methodologies primarily based on total net sales, certain tangible assets and payroll expenses. Although Delphi believes the allocations and charges for such services are reasonable, the costs of these services charged to Delphi may not be indicative of the costs that would have been incurred if Delphi had been a stand-alone entity. The financial information included herein for 1998 may not necessarily reflect the consolidated results of operations of Delphi had Delphi been a separate stand-alone entity during 1998.

2.  SIGNIFICANT ACCOUNTING POLICIES

      Consolidation — The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries that are majority-owned. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. All significant intercompany transactions and balances between the Delphi businesses have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

      Revenue Recognition — Delphi’s revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, including the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses were $1.7 billion, for each of the years ended December 31, 2000 and 1999 and $1.4 billion for the year ended December 31, 1998.

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

      Allowance for Doubtful Accounts — The allowance for doubtful accounts was $77 million and $51 million as of December 31, 2000 and 1999, respectively.

      Inventories — Inventories in the U.S. are stated at the lower of cost or market, as determined substantially by the last-in, first-out (LIFO) method, while inventories in countries other than the U.S., and at Delphi Delco Electronics, are stated under the first-in, first-out (FIFO) method. The FIFO value of inventories valued at LIFO amounted to approximately $725 million and $1.0 billion at December 31, 2000 and 1999, respectively. The effect of the LIFO method of accounting was to increase Delphi’s 2000 operating income by $96 million, net of the effect of inflation of $34 million. The effect of the LIFO method of accounting was to decrease operating income by $19 million in 1999, which was related to the effect of inflation and build up of inventories related to the Year 2000. The effect of the LIFO method of accounting was to increase operating income by $38 million in 1998, including the $16 million effect of deflation.

      Property — Property, plant and equipment, including some internally-developed internal use software, is recorded at cost. Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided based on the estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives. Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account.

      Special Tools — Special tools balances represent tools, dies, jigs and other items used in the manufacture of customer components. Amounts included in the consolidated balance sheet include Delphi-owned tools and costs incurred on customer-owned special tools which are subject to reimbursement, pursuant to the terms of a customer contract. Delphi-owned special tools balances are amortized over the special tool’s expected life or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

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

      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries generally are translated to U.S. dollars at end-of-period exchange rates. The effect of translation for foreign subsidiaries is reported in a separate component of stockholders’ equity. Income statement elements of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates and are recognized as a part of sales, costs and expenses. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is included in income. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, decreased net income by $4 million, $7 million and $25 million during 2000, 1999 and 1998, respectively.

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

      Stock-Based Compensation — Delphi follows the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and furnishes the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” For additional information, see Note 12.

      Accrued Commitments Under Loss Contracts — Management periodically evaluates the profitability of contractual commitments on a customer basis, and establishes a reserve when expected costs exceed related revenues, based upon a reasonable estimate of the costs and product pricing expected to exist over the course of the contract period. Such reserves are recorded only to the extent the total estimated losses exceed any related impairment reserves separately recognized on related long-lived assets.

      Derivative Financial Instruments — Delphi manages its exposure to fluctuations in foreign exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts, options and swaps with a variety of counterparties. Prior to the Separation, Delphi’s exposures were managed by GM. The financial exposures described above were managed in accordance with Delphi’s corporate policies and procedures. Delphi does not enter into derivative transactions for trading purposes.

      As part of the hedging program approval process, Delphi management representatives are required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Delphi does not enter into derivative transactions that do not have a correlation with the underlying financial risk. The hedge positions related to Delphi, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by Delphi management on an ongoing basis.

      Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. All other commodity derivative contracts are marked to market on a current basis. Since Delphi has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. At December 31, 2000 and 1999, Delphi’s exposure to movements in interest rates was not significant and Delphi had not entered into any derivative instruments to manage interest rate risk or minimize interest expense.

      Postemployment Benefits and Employee Termination Benefits — Delphi’s postemployment benefits primarily relate to Delphi’s extended-disability benefit program in the U.S., supplemental unemployment compensation benefits and employee termination benefits, mainly pursuant to union or other contractual agreements. Extended-disability benefits are accrued on a service-driven basis and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the discounted future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

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

      For historical computations, dilutive securities are only considered in the weighted average shares outstanding from the date of issuance. Weighted average shares outstanding used in calculating historical basic and diluted earnings per share were:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)

Weighted average shares outstanding	560,968	552,771	465,000

Effect of dilutive securities	2,600	1,862	—

Diluted shares outstanding	563,568	554,633	465,000

      If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the basic and diluted weighted average shares outstanding would have been 564 and 566 million, respectively, during the year ended December 31, 1999. On this basis, basic and diluted earnings per share would have been $1.92 and $1.91, respectively, for the year ended December 31, 1999.

      Recently Issued Accounting Pronouncements — In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. Delphi has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The cumulative effect of adoption of these new accounting standards will not have a significant impact on our results of operations. The adoption will also impact assets and liabilities recorded on the balance sheet related to the recognition of the fair value of Delphi’s derivative instruments.

      Reclassifications — Certain prior year amounts have been reclassified to conform with 2000 presentation.

3.  ACQUISITIONS

Delphi Diesel Systems

      On January 7, 2000, Delphi purchased Lucas Diesel Systems, now Delphi Diesel Systems, for $0.8 billion, net of cash acquired. Delphi Diesel Systems is the world’s second largest producer of diesel fuel-injection systems for light, medium and heavy-duty vehicles. The acquisition was accounted for using the purchase method of accounting and, therefore, the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Diesel Systems are included in our consolidated financial statements from the acquisition date. The $345 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years. The purchase price and related allocation were substantially finalized in the fourth quarter resulting in an increase in goodwill of approximately $71 million. The increase was primarily attributable to fair value adjustments to the assets acquired and finalization of our integration plan.

      In connection with this acquisition, Delphi recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use. The acquisition-related in-process research and development primarily related to development of the diesel fuel injector common rail technology for light, medium and heavy-duty vehicles. The fair value of acquisition-related in-process research and development was determined using the income approach. The income approach measures the current value of an asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The discount rates used in calculating the present value of the components of the project ranged from 17% to 20%. At the valuation date, there were components of the project at various stages of completion ranging from approximately 30% to 85%. Such components are anticipated to be completed at varying times through 2007 at an estimated cost of approximately $54 million. As of December 31, 2000, the project components were at various stages of completion ranging from approximately 42% to 100%.

Delphi Lockheed Automotive

      On February 28, 2000, Delphi purchased Automotive Products Distribution Services, now Delphi Lockheed Automotive for $63 million. Delphi Lockheed Automotive is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles. The acquisition was accounted for using the purchase method of accounting and therefore, the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Lockheed Automotive are included in our consolidated financial statements from the acquisition date. The $10 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years.

      The pro forma effects of these acquisitions would not be materially different from reported results.

4.  INVENTORIES, NET

      Inventories, net consisted of:

	December 31,

	2000	1999

	(in millions)

Productive material, work-in-process and supplies	$1,689	$1,878

Finished goods	314	263

Total inventories at FIFO	2,003	2,141

Less allowance to adjust the carrying value of certain inventories to LIFO	(296)	(392)

Total inventories, net	$1,707	$1,749

5.  INCOME TAXES

      Income (loss) before income taxes for U.S. and non-U.S. operations was:

	Year Ended December 31,

	2000	1999	1998

	(in millions)

U.S. income (loss)	$1,320	$1,349	$(501)

Non-U.S. income	347	372	235

Total	$1,667	$1,721	$(266)

      The provision for income taxes was:

	Year Ended December 31,

	2000	1999	1998

	(in millions)
Current income tax expense (benefit), net

U.S. federal	$92	$43	$(47)

Non-U.S.	84	112	134

U.S. state and local	(17)	10	(19)

Total current income tax expense	159	165	68
Deferred income tax expense (benefit), net

U.S. federal	383	434	(228)

Non-U.S.	20	12	8

U.S. state and local	48	33	(11)

Total deferred	451	479	(231)

Investment tax credits	(5)	(6)	(10)

Total income tax provision (benefit)	$605	$638	$(173)

      A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,

	2000	1999	1998

	(in millions)

Tax at U.S. federal statutory income tax rate	$583	$602	$(93)

U.S. state and local income taxes	41	43	(27)

New York State investment tax credits	(10)	—	—

Non-U.S. income taxed at other rates	(17)	(6)	59

Research and experimentation credits	(57)	(61)	(58)

Other adjustments	65	60	(54)

Total income tax provision (benefit)	$605	$638	$(173)

      Deferred income tax assets and liabilities for 2000 and 1999 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.

      Temporary differences that gave rise to deferred tax assets and liabilities included:

	Year Ended December 31,

	2000		1999

	(in millions)
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Other postretirement benefits	$1,879	$—	$1,985	$—

Pension benefits	—	128	339	—

Other employee benefits	219	—	266	—

Depreciation	—	54	102	—

Tax on unremitted profits	—	161	—	154

U.S. state and local taxes	133	—	260	—

Net operating loss	376	—	76	—

Other U.S.	407	—	146	—

Other non-U.S.	3	43	81	111

Total	3,017	386	3,255	265

Valuation allowances	(138)	—	(100)	—

Total deferred taxes	$2,879	$386	$3,155	$265

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

      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed earnings not deemed to be indefinitely reinvested.

      Cash paid for income taxes was $95 million, $173 million and $741 million in 2000, 1999 and 1998, respectively.

6.  PROPERTY, NET

      Property, net consisted of:

	Estimated	December 31,
	Useful
	Lives (Years)	2000	1999

		(in millions)

Land	—	$70	$68

Land and leasehold improvements	3-30	224	217

Buildings	29-45	2,075	1,919

Machinery, equipment and tooling	3-30	10,453	9,908

Furniture and office equipment	3-20	347	268

Construction in progress	—	908	796

Total		14,077	13,176

Less accumulated depreciation and amortization		(8,359)	(8,070)

Total property, net		$5,718	$5,106

      Machinery, equipment and tooling at December 31, 2000 and 1999 included approximately $358 million and $344 million in Delphi-owned special tools. In addition, the consolidated balance sheets include costs incurred on customer-owned special tools subject to reimbursement by customers of approximately $177 million and $138 million as of December 31, 2000 and 1999.

      Losses related to the valuation of long-lived assets held for use were $13 million, $28 million and $176 million in 2000, 1999 and 1998, respectively. These losses had the effect of increasing depreciation and amortization by $13 million, $28 million and $156 million in 2000, 1999 and 1998, respectively, and increased cost of sales by $20 million in 1998.

      During 1998, Delphi sold its seating, lighting and coil springs businesses, resulting in a loss of $430 million, which had the effect of increasing cost of sales and depreciation and amortization by $382 million and $48 million, respectively. Delphi’s results of operations included total operating losses related to these businesses of $107 million in 1998.

7.  ACCRUED LIABILITIES

      Accrued liabilities consisted of:

	December 31,

	2000	1999

	(in millions)

Payroll related obligations	$211	$486

Pension benefits	18	588

Other employee benefits	329	250

Income taxes payable	78	98

Taxes other than income	167	152

Other	763	435

Total	$1,566	$2,009

8.  DEBT

      Debt is summarized as follows:

	December 31,

	2000	1999

	(in millions)

Bank lines of credit	$95	$—

Commercial paper program	1,191	—

6 1/8%, unsecured notes, due 2004	500	499

6 1/2%, unsecured notes, due 2009	497	497

7 1/8%, debentures due 2029	496	496

Other	403	265

Total debt	3,182	1,757

Less: current portion	1,559	117

Long-term debt	$1,623	$1,640

      Delphi has approximately $240 million available under uncommitted lines of credit. Interest rates under these lines of credit are determined at the time of borrowing based on the underlying bank rates. Borrowings under the lines are generally due within 180 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2000, $95 million was outstanding under uncommitted lines of credit with an average interest rate of 7.1%. There were no amounts outstanding on uncommitted lines of credit as of December 31, 1999.

      Delphi implemented worldwide commercial paper programs providing up to $2.5 billion of borrowing ability. Interest rates under these programs are determined based on the prevailing market rates at the time of issuing commercial paper. Borrowings under these programs are for a maximum of 365 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2000, $1.2 billion was outstanding under the commercial paper program with an average interest rate of 6.6%. There were no amounts outstanding under the commercial paper programs as of December 31, 1999.

      Delphi has outstanding publicly held unsecured term debt securities totaling $1.5 billion. The debt securities consist of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. Interest on these debt securities is payable semi-annually on May 1 and November 1. The debt securities have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi.

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit facility in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit facility, which expires June 2001. The Credit Facilities provide that the interest rate is based, at Delphi’s option, on either an Alternate Base Rate (higher of prime or federal funds effective rate plus one-half of 1%) or a eurodollar rate, plus a margin. In addition to interest payments, Delphi is obligated to pay certain facility fees of .125% and .1% for the five-year and the 364-day revolving credit facility, respectively. The Credit Facilities also contain certain affirmative and negative covenants including, among others, requirements for maintaining certain leverage and indebtedness ratios. As of December 31, 2000 and 1999, there were no outstanding amounts under the Credit Facilities.

      As of December 31, 2000 and 1999, Delphi also had certain other debt outstanding of approximately $403 million and $265 million, respectively, principally at certain international subsidiaries.

      In the opinion of management, Delphi was in compliance with all covenant arrangements throughout the year. Cash paid for interest totaled $182 million, $114 million and $286 million in 2000, 1999 and 1998, respectively.

      The principal maturities, net of applicable discount and issuance costs, for the five years subsequent to 2000 are as follows:

Year	Maturities

(in millions)

2001	$1,559

2002	31

2003	26

2004	557

2005	11

Thereafter	998

Total	$3,182

9.  PENSION AND OTHER POSTRETIREMENT BENEFITS

      Under the terms of the Separation Agreement, pension plan assets and liabilities and other postretirement benefit (“OPEB”) liabilities related to Delphi’s U.S. salaried employees retiring after January 1, 1999 were assumed by Delphi. The Delphi salaried pension and other postretirement benefit plans were established and are being administered under the same terms that existed for the GM plans at the time of the Separation. Delphi’s consolidated financial statements as of December 31, 2000 and 1999 reflect the assets and liabilities related to U.S. salaried employees that Delphi assumed pursuant to the

Separation Agreement, and exclude employee benefit obligations and any assets related to employees who retired on or before January 1, 1999.

      Effective May 28, 1999, pension and other postretirement benefit obligations relating to certain U.S. hourly employees were assumed by Delphi. However, under the terms of the Separation Agreement, including the effects resulting from the completion of required labor negotiations, Delphi hourly employees who retired on or before January 1, 2000 were treated as GM retirees for purposes of pension and other postretirement benefit obligations. Delphi has assumed pension and other postretirement benefit obligations for U.S. hourly employees who retire after January 1, 2000.

      In accordance with the terms of the Separation Agreement, Delphi also assumed an obligation to GM for pension and other postretirement benefits for U.S. hourly employees who retired after the Separation but on or before a specified retirement date and accordingly, were treated as GM retirees. Under the Separation Agreement, this obligation was subject to a contingency provision to the extent certain terms negotiated on behalf of U.S. hourly represented employees and the actual number of Delphi U.S. hourly employees who retired, differed from the terms and number of retirements assumed at the time of Separation. Certain changes in assumptions, primarily as a result of both an extension of the specified retirement date to January 1, 2000 and a higher than anticipated number of retirements, did subsequently occur. Accordingly, an adjustment to GM’s initial investment in Delphi of $0.8 billion was recorded in 1999 and 2000. This adjustment was based upon Delphi’s best estimate of the ultimate resolution of this contingency given the facts available within one year of the Separation.

      Separately, we entered into an agreement with GM in September 2000, resolving certain issues, related primarily to changes in assumptions for employee benefit obligations, as well as certain pre-Separation warranty claims. The portion of such settlement related to employee benefit assumptions was accounted for as a change in actuarial assumptions. Such agreement increased our Separation related obligation to GM by approximately $0.2 billion.

      Our Separation related obligation to GM is currently estimated at $1.9 billion in total, of which $1.5 billion was paid in 2000. We expect to pay $0.2 billion of our remaining separation related obligation in June 2001, and the balance in June 2002 and 2003.

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

      The 2000 and 1999 net liabilities shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. salaried and hourly employees.

			Other Postretirement
	Pension Benefits		Benefits

	2000	1999	2000	1999

	(in millions)

Change in benefit obligation:

Benefit obligation at beginning of year	$6,196	$2,384	$3,779	$4,603

Service cost	261	212	146	180

Interest cost	477	342	292	310

Actuarial (gains) losses	(63)	(995)	89	(508)

Plan amendments and other	44	707	—	(3)

Formation of Delphi hourly plan	—	6,198	—	—

Benefits paid	(37)	—	(7)	—

Impact of Separation Agreement and other	164	(2,652)	(16)	(803)

Benefit obligation at end of year	7,042	6,196	4,283	3,779

Change in plan assets:

Fair value of plan assets at beginning of year	5,296	2,473	—	—

Actual return on plan assets	(53)	1,058	—	—

Contributions	1,125	1,225	7	—

Benefits paid	(37)	—	(7)	—

Formation of Delphi hourly plan	—	4,039	—	—

Impact of Separation Agreement and other	409	(3,499)	—	—

Fair value of plan assets at end of year	6,740	5,296	—	—

Unfunded status	(302)	(900)	(4,283)	(3,779)

Unamortized actuarial gain	(155)	(802)	(318)	(475)

Unamortized prior service cost	830	885	(9)	3

Unrecognized transition asset	—	(11)	—	—

Minimum additional liability	(326)	—	—	—

Net amount recognized in consolidated balance sheets	$47	$(828)	$(4,610)	$(4,251)

Amounts recognized in the consolidated balance sheets consist of:

Long term prepaid benefit cost	$534	$517	$—	$—

Accrued benefit liability	(487)	(1,345)	(4,610)	(4,251)

Net amount recognized	$47	$(828)	$(4,610)	$(4,251)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for employee pension plans with accumulated benefit obligations in excess of plan assets were $4.8 billion, $4.7 billion and $4.3 billion, respectively, as of December 31, 2000 and $4.2 billion, $4.1 billion and $2.8 billion, respectively, as of December 31, 1999.

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service, and other postretirement benefit plans. The unfunded non-U.S. pension plans had projected benefit obligations in excess of plan assets of $68 million and $67 million at December 31, 2000 and 1999, respectively. The funded non-U.S. pension plans had assets in excess of projected benefit obligations of $105 million and $33 million at December 31, 2000 and 1999, respectively. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and other postretirement benefit plans was generally not significant to Delphi.

      Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. salaried and hourly employees:

				Other Postretirement
	Pension Benefits			Benefits

	2000	1999	1998	2000	1999	1998

	(in millions)

Service cost	$261	$212	$95	$146	$180	$180

Interest cost	477	342	178	292	310	901

Expected return on plan assets	(626)	(439)	(341)	—	—	(88)

Net amortization and other	52	38	17	(16)	(12)	(27)

Net periodic benefit cost	$164	$153	$(51)	$422	$478	$966

      Also, during the periods presented prior to the Spin-Off, Delphi participated in GM’s U.S. defined benefit pension plans for U.S. hourly employees. GM charged Delphi approximately $98 million and $330 million, in 1999 and 1998, respectively, related to Delphi U.S. hourly employees.

      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. pension plan and postretirement plans were:

				Other Postretirement
	Pension Benefits			Benefits

	2000	1999	1998	2000	1999	1998

Weighted-average discount rate	7.75%	7.75%	6.75%	7.75%	7.75%	6.75%

Weighted-average rate of increase in compensation levels	5%	5%	5%	4%	4%	4%

Expected long-term rate of return on plan assets	10%	10%	10%	N/A	N/A	10%

      For measurement purposes, a 7.67% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease on a gradual basis through 2004, to the ultimate weighted-average trend rate of 5.0%.

      A one percentage point increase in the assumed health care trend rate would have increased the aggregate service and interest cost components of other postretirement benefit expense for 2000 by $78 million, and would have increased the related accumulated postretirement benefit obligation by $690 million.

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

10.  COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. A few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, although we settled certain pre-Separation warranty claims with GM in September 2000, GM has asserted higher levels of pre-Separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from recorded estimates.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $32 million, in connection with a commercial dispute. We are vigorously appealing this judgment and if successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, we believe that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that the credit risk associated with trade receivables and investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and business partners. As of December 31, 2000, one customer/business partner was experiencing financial difficulties and in November 2000, had entered into corporate reorganization proceedings in Korea. As of result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. Delphi’s balance sheet as of December 31, 2000 includes accounts receivable primarily in the U.S. and Europe of approximately $40 million from this customer/business partner, a significant portion of which are covered under letters of credit. In addition, Delphi has investments of $127 million in Korean joint ventures that have significant accounts receivable balances from this customer/business partner. Delphi is working with its customer and lenders to the joint ventures, to recover the accounts receivable, and to facilitate the ongoing operations of the joint ventures. Management believes that it is likely that the joint venture operations will continue to be ongoing and that Delphi will be able to substantially recover its investment in these joint ventures; however, the outcome of this significant uncertainty and its impact on Delphi’s future results of operations and financial condition could differ significantly from recorded estimates.

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 94% of its hourly workforce. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems.

      During 1998, work stoppages at certain GM and Delphi locations had an estimated unfavorable impact on net income of $450 million. Delphi generally estimated the impact of work stoppages by multiplying standard contribution margins by the estimated decline in vehicle production that was directly attributable to the work stoppages, after considering partial recovery of lost production.

      Rental expense totaled $141 million, $134 million and $104 million for the years ended December 31, 2000, 1999 and 1998, respectively. Delphi’s operating leases primarily relate to buildings and equipment, certain of which include purchase options and residual value guarantees of approximately $107 million. As of December 31, 2000, Delphi had minimum lease commitments under noncancelable operating leases totaling $491 million, which become due as follows (in millions):

2001	$121

2002	95

2003	82

2004	69

2005	59

Thereafter	65

Total	$491

11.  OTHER INCOME, NET

      Other income, net included:

	Year Ended December 31,

	2000	1999	1998

	(in millions)

Claims and commissions	$65	$80	$86

Interest income	48	96	57

Earnings of non-consolidated affiliates	87	44	55

Other, net	(43)	(49)	34

Other income, net	$157	$171	$232

12.  STOCK INCENTIVE PLANS

      Delphi has several plans under which it issues stock options and restricted stock units. As of December 31, 2000, there were 68 million shares available for future grants under the terms of Delphi’s stock option and incentive plans at December 31, 2000. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 2000 are exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. During 1999, Delphi awarded approximately 3 million restricted stock units to employees at a weighted average fair market value of $17. Compensation expense related to restricted stock unit awards is being recognized over the vesting period. Certain Delphi employees participated in the GM 1997 Stock Incentive Plan (“GMSIP”) prior to the Separation. Concurrent with the Spin-Off, all outstanding options under the GMSIP previously granted to Delphi employees were converted to equivalent stock options on Delphi common stock, subject to the terms of the Separation Agreement.

      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options	Exercise Price

	(in thousands)

Conversion of GM options	14,736	$12.89

Granted	26,349	$19.03

Exercised	(112)	$11.92

Canceled	(466)	$18.25

Outstanding as of December 31, 1999	40,507	$16.82

Granted	17,721	$17.13

Exercised	(544)	$12.82

Canceled	(769)	$17.56

Outstanding as of December 31, 2000	56,915	$16.94

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2000:

		Weighted		Number of
Range of	Outstanding	Average	Weighted Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$ 4.00–$10.00	1,004	3.3	$8.77	1,003	$8.77

$10.01–$20.00	51,334	7.9	$16.77	12,775	$13.91

$20.01–$30.00	4,577	8.0	$20.64	58	$20.66

	56,915		$16.94	13,836	$13.57

      If Delphi accounted for stock-based compensation using the fair value method consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” Delphi’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended
	December 31,

	2000	1999

As reported:

Net income (in millions)	$1,062	$1,083

Earnings per share	1.88	1.95

Pro forma:

Net income (in millions)	$981	$1,038

Earnings per share	1.74	1.87

      The weighted average fair value of stock options granted was $5.88 and $6.14 during 2000 and 1999, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2000	1999

Expected volatility	36.58%	29.88%

Risk-free interest rate	5.10%	6.48%

Expected life (years)	5	5

Dividend yield	1.78%	1.59%

13.  SEGMENT REPORTING

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

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal	Dynamics
	Mobile	Mobile		& Electrical	&
2000	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

Net sales to GM and affiliates	$304	$3,513	$3,817	$6,608	$10,240	$—	$20,665

Net sales to other customers	18	1,038	1,056	3,258	4,058	102	8,474

Inter-sector net sales	—	471	471	137	47	(655)	—

Total net sales	$322	$5,022	$5,344	$10,003	$14,345	$(553)	$29,139

Depreciation and amortization	$7	$152	$159	$320	$420	$37	$936

Operating income (loss)	$(23)	$493	$470	$673	$679 (c)	$(78)	$1,744	(c)

Sector assets	N/A	N/A	$2,976	$6,526	$9,644	$(625)	$18,521

Capital expenditures	N/A	N/A	$315	$381	$566	$10	$1,272

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal	Dynamics
	Mobile	Mobile		& Electrical	&
1999	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

Net sales to GM and affiliates	$37	$4,070	$4,107	$7,222	$10,973	$—	$22,302

Net sales to other customers	3	817	820	3,092	2,978	—	6,890

Inter-sector net sales	—	369	369	198	24	(591)	—

Total net sales	$40	$5,256	$5,296	$10,512	$13,975	$(591)	$29,192

Depreciation and amortization	$3	$149	$152	$313	$391	$—	$856

Operating income (loss)	$(37)	$614	$577	$687	$563	$(145)	$1,682

Sector assets	N/A	N/A	$2,915	$6,977	$7,706	$752	$18,350

Capital expenditures	N/A	N/A	$236	$412	$535	$17	$1,200

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal	Dynamics
	Mobile	Mobile		& Electrical	&
1998	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

Net sales to GM and affiliates	$—	$3,917	$3,917	$8,059	$10,346	$—	$22,322

Net sales to other customers	—	649	649	3,000	2,508	—	6,157

Inter-sector net sales	—	257	257	167	8	(432)	—

Total net sales	$—	$4,823	$4,823	$11,226	$12,862	$(432)	$28,479

Depreciation and amortization	$—	$181	$181	$290	$631	$—	$1,102

Operating income (loss) (d)	$—	$367	$367	$(59)	$(256)	$(273)	$(221)

Sector assets	$—	$2,099	$2,099	$5,855	$6,882	$670	$15,506

Capital expenditures	$—	$180	$180	$449	$741	$11	$1,381

(a)	Certain information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile Multimedia develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

(c)	Excludes the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

(d)	Our operating results for the year ended December 31, 1998 were impacted by a number of special items, including asset impairment charges, divestitures and plant closings, as well as work stoppages at certain GM and Delphi locations. The net unfavorable impact of such items on operating income for Electronics & Mobile Communication, Safety, Thermal & Electrical Architecture, Dynamics & Propulsion and Other was $144 million, $766 million, $570 million and ($14) million, respectively.

A reconciliation between operating income (loss) and income (loss) before income taxes for each of the years presented is as follows:

	2000		1999	1998

	(in millions)

Operating income (loss)	$1,744	(a)	$1,682	$(221)

Interest expense	(183)		(132)	(277)

Other income, net	157		171	232

Income (loss) before income taxes	$1,718	(a)	$1,721	$(266)

(a)	Excludes the one-time, non cash charge of $51 million resulting from acquisition related in-process research and development.

      Information concerning principal geographic areas is set forth below. Net sales data is for the years ended December 31 and net property data is as of December 31.

	2000		1999		1998

	Net	Net	Net	Net	Net	Net
	Sales	Property	Sales	Property	Sales	Property

	(in millions)

North America:

U.S. and Canada	$19,615	$3,642	$20,614	$3,442	$19,889	$3,375

Mexico	3,985	289	3,667	274	3,235	268

Total North America	23,600	3,931	24,281	3,716	23,124	3,643

Europe	4,553	1,319	4,159	934	4,331	914

South America	479	162	362	153	543	128

All other	507	306	390	303	481	280

Total	$29,139	$5,718	$29,192	$5,106	$28,479	$4,965

      Historically, Delphi has relied on GM for a substantial portion of its total revenues. Delphi expects that a significant portion of its future revenues will continue to be generated by GM. However, production schedules of our customers, including GM, decreased in the fourth quarter of 2000 in North America and Europe as the new vehicle market softened. To offset the impact of the softening automotive market, we are accelerating our structural cost reduction efforts and increasing our portfolio management initiatives.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of derivative financial instruments reflects the estimated amounts which Delphi would receive or pay to terminate our contracts; such estimated amounts take into account the current unrealized gains or losses on open contracts that are deferred and recognized when the offsetting gains or losses are recognized on the related hedged items. The fair value of foreign exchange forward contracts is estimated based on foreign exchange rate quotes at the reporting date. At December 31, 2000, the total estimated fair value of open contracts was $14 million. At December 31, 1999, the total estimated fair value of open contracts were not significant to Delphi.

      The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. As of December 31, 2000 and 1999, long-term debt was recorded at $1.6 billion and had an estimated fair value of $1.5 billion at December 31, 2000 and 1999. For all other financial instruments recorded at December 31, 2000 and 1999, fair value approximates book value.

15.  DERIVATIVE INSTRUMENTS

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

      Delphi has foreign currency exposure related to buying and selling in currencies other than the local currencies of our operating units. Delphi’s most significant foreign currency exchange exposures relate to the Mexican peso, Canadian dollar, European euro, Japanese yen, Singapore dollar, Polish zloty and Brazilian real. The magnitude of these exposures varies over time, depending on the strength of the local automotive markets. Delphi enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge cash flows such as firm commitments and anticipated transactions involving component materials and fixed asset purchases. Delphi uses foreign exchange forward contracts as well as purchased and complex foreign exchange options to manage such foreign exchange transaction exposures. Foreign exchange forward contracts are legal agreements between two parties to purchase or sell a foreign currency for a price specified at the contract date, with delivery and settlement in the future.

      Deferred hedging gains and losses on outstanding foreign exchange forward and option contracts were not significant at December 31, 2000 and 1999. Such deferred amounts will be included in the cost of the underlying assets when purchased if related to firm commitments or recognized in income upon maturity if related to anticipated transactions. In the event a hedged firm commitment or anticipated transaction is terminated early, the related derivative contract is marked to market through the income statement until its maturity.

      At December 31, 2000, Delphi held foreign exchange forward and option contracts with a notional value of $1.8 billion and $30 million, respectively. At December 31, 1999, Delphi held foreign exchange forward and option contracts with a notional value of $973 million and $139 million, respectively.

      Delphi has exposure to the prices of commodities, primarily non-ferrous metals and in its procurement of certain raw materials. The magnitude of these exposures is fairly steady in that production is reliant on a steady supply of non-ferrous metal based raw materials. In order to manage this ongoing exposure, Delphi enters into swaps and options with various counterparties in accordance with established policy guidelines. Since Delphi can settle these contracts either in cash or by taking physical delivery, commodity contracts are not considered financial instruments.

      Deferred hedging gains on outstanding commodity swap and option contracts were $19 million and $17 million at December 31, 2000 and 1999, respectively. Such deferred amounts are recorded on the balance sheet until the related derivative is settled. Upon settlement, the gain or loss is recorded as an adjustment to inventoriable cost of non-ferrous metals, and subsequently recognized in operations as cost of goods sold.

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

16.  QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

	(in millions, except per share amounts)

2000

Net sales	$7,804	$7,778	$6,648	$6,909	$29,139

Cost of sales	$6,596	$6,456	$5,773	$5,919	$24,744

Net income	$290	$424	$148	$200	$1,062

Basic earnings per share	$0.51	$0.75	$0.26	$0.36	$1.89

Diluted earnings per share	$0.51	$0.75	$0.26	$0.36	$1.88

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price

High	$18.69	$21.13	$16.50	$15.69	$21.13

Low	$14.63	$14.56	$14.19	$10.94	$10.94

1999

Net sales	$7,469	$7,683	$6,790	$7,250	$29,192

Cost of sales	$6,391	$6,453	$5,980	$6,211	$25,035

Net income	$284	$394	$136	$269	$1,083

Basic earnings per share	$0.55	$0.70	$0.24	$0.48	$1.96

Diluted earnings per share	$0.55	$0.69	$0.24	$0.48	$1.95

Cash dividends declared per share	$—	$0.07	$0.07	$0.07	$0.21

Common stock price

High	$18.81	$21.69	$19.94	$17.19	$21.69

Low	$17.75	$16.56	$16.06	$14.38	$14.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10.  THE BOARD OF DIRECTORS

      The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “The Board of Directors” in Delphi’s definitive Proxy Statement for the 2001 Annual Meeting of the Stockholders, which will be filed within 120 days after December 31, 2000 (the “Proxy Statement”). Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Delphi’s knowledge, in the Proxy Statement. The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation of Directors,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Options Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End,” “Long-Term Incentive Plan Awards in Last Fiscal Year,” “Retirement Programs” and “Change in Control Agreements”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership of Management and More than 5% Stockholders” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

				Page No.

(a)	1.	Financial Statements:
		—	Responsibility for Consolidated Financial Statements	41
		—	Independent Auditors’ Report	42
		—	Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998	43
		—	Consolidated Balance Sheets as of December 31, 2000 and 1999	44
		—	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	45
		—	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2000, 1999 and 1998	46
		—	Notes to Consolidated Financial Statements	47
	2.	Financial Statement Schedules —
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
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Automotive Systems LLC, Delphi Technologies, Inc. and Delphi Automotive Systems (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.

Exhibit
Number	Exhibit Name

(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Description of Delphi non-Employee Directors Charitable Gift Giving Plan.*
(10)(i)	Delphi Automotive Systems Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(j)	Delphi Automotive Systems Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Automotive Systems Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No.333-88291) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.*
(10)(n)	Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of January 3, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (n) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(o)	Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein, dated as of January 4, 1999, incorporated by reference to Exhibit 10.15 to the Registration Statement.
(10)(p)	First Amendment, dated January 3, 2000, to Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (p) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(q)	Agreement, dated December 22, 1999, between Delphi Automotive Systems Corporation and General Motors Corporation, incorporated by reference to Exhibit 10 (q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(r)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10 (a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(s)	Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (n) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(t)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (0) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(u)	Employment Agreement with an Executive Officer dated January 1, 1999.*
(10)(v)	Employment Agreement with an Executive Officer dated July 31, 1997.*
(10)(w)	Amendment to Employment Agreement with an Executive Officer dated July 1, 1999.*

Exhibit
Number	Exhibit Name

(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2000, 1999, 1998, 1997 and 1996.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
* Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

      During the last quarter of the period covered by this report, the following Report on Form 8-K was filed:

December 12, 2000 Form 8-K reporting under “Item 5. Other Events” the filing of a press release.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

By: /s/ J.T. BATTENBERG III

(J.T. Battenberg III, Chairman

of the Board of Directors, Chief
Executive Officer and President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 7, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ J.T. BATTENBERG III (J.T. Battenberg III)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ ALAN S. DAWES (Alan S. Dawes)	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/s/ DONALD L. RUNKLE (Donald L. Runkle)	Director, Executive Vice President and President of Dynamics & Propulsion Sector

/s/ PAUL R. FREE (Paul R. Free)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ THOMAS H. WYMAN (Thomas H. Wyman)	Director (Lead Independent Director)

/s/ VIRGIS W. COLBERT (Virgis W. Colbert)	Director

/s/ DR. BERND GOTTSCHALK (Dr. Bernd Gottschalk)	Director

/s/ SHOICHIRO IRIMAJIRI (Shoichiro Irimajiri)	Director

/s/ SUSAN A. MCLAUGHLIN (Susan A. McLaughlin)	Director

/s/ OSCAR DE PAULA BERNARDES NETO (Oscar de Paula Bernardes Neto)	Director

/s/ JOHN D. OPIE (John D. Opie)	Director

/s/ ROGER S. PENSKE (Roger S. Penske)	Director

/s/ PATRICIA C. SUELTZ (Patricia C. Sueltz)	Director

Exhibit Index

Exhibit No.	Description

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.
(3)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement.
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Automotive Systems LLC, Delphi Technologies, Inc. and Delphi Automotive Systems (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Description of Delphi non-Employee Directors Charitable Gift Giving Plan.*
(10)(i)	Delphi Automotive Systems Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(j)	Delphi Automotive Systems Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Automotive Systems Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No.333-88291) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.*

Exhibit No.	Description

(10)(n)	Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of January 3, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (n) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(o)	Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein, dated as of January 4, 1999, incorporated by reference to Exhibit 10.15 to the Registration Statement.
(10)(p)	First Amendment, dated January 3, 2000, to Competitive Advance and Revolving Credit Facility among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (p) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(q)	Agreement, dated December 22, 1999, between Delphi Automotive Systems Corporation and General Motors Corporation, incorporated by reference to Exhibit 10 (q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(r)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10 (a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(s)	Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (n) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(t)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (0) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(u)	Employment Agreement with an Executive Officer dated January 1, 1999.*
(10)(v)	Employment Agreement with an Executive Officer dated July 31, 1997.*
(10)(w)	Amendment to Employment Agreement with an Executive Officer dated July 1, 1999.*
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2000, 1999, 1998, 1997 and 1996.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
* Management contract or compensatory plan or arrangement