Form 10-Q
period 2001-03-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2001-04-19
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE , SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES , EXCHANGE ACT OF 1934

                 For the transition period from                         to

Commission file No. 1-14787

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3430473 (IRS employer identification number)

5725 Delphi Drive, Troy, Michigan (Address of principal executive offices)	48098 (Zip code)

(248) 813-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X       No

As of March 31, 2001, there were 559,887,906 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

INDEX

		Page

	Part I — Financial Information
Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2001 and 2000	3

	Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
	Part II — Other Information

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signature		19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

	2001	2000

	(in millions, except per
	share amounts)

Net sales:

General Motors and affiliates	$4,366	$5,570

Other customers	2,169	2,234

Total net sales	6,535	7,804

Less operating expenses:

Cost of sales, excluding items listed below	5,901	6,596

Selling, general and administrative	378	459

Depreciation and amortization	317	232

Restructuring (Note 2)	536	—

Acquisition-related in-process research and development (Note 3)	—	51

Total operating expenses	7,132	7,338

Operating (loss) income	(597)	466

Less interest expense	56	40

Other (expense) income, net	(3)	34

(Loss) income before income taxes	(656)	460

Income tax (benefit) expense	(227)	170

Net (loss) income	$(429)	$290

(Loss) earnings per share (Note 1) Basic and diluted	$(0.77)	$0.51

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2001	December 31,
	(Unaudited)	2000

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$704	$760

Accounts receivable, net:

General Motors and affiliates	3,178	3,308

Other customers	1,978	2,050

Inventories, net (Note 4)	1,724	1,707

Deferred income taxes	756	569

Prepaid expenses and other	152	209

Total current assets	8,492	8,603

Long-term assets:

Property, net	5,545	5,718

Deferred income taxes	2,083	2,043

Other	2,435	2,157

Total assets	$18,555	$18,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$1,477	$1,559

Accounts payable	2,895	2,871

Restructuring obligations (Note 2)	486	—

Accrued liabilities	1,597	1,813

Total current liabilities	6,455	6,243

Long-term liabilities:

Long-term debt	1,891	1,623

Postretirement benefits other than pensions	4,679	4,573

Other	2,308	2,316

Total liabilities	15,333	14,755

Stockholders’ equity (Note 6):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2001 and 2000	6	6

Additional paid-in capital	2,450	2,450

Retained earnings	1,401	1,869

Other comprehensive income	(541)	(463)

Treasury stock, at cost (5.1 million and 5.2 million shares in 2001 and 2000, respectively)	(94)	(96)

Total stockholders’ equity	3,222	3,766

Total liabilities and stockholders’ equity	$18,555	$18,521

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2001	2000

	(in millions)

Cash flows from operating activities:

Net (loss) income	$(429)	$290

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	317	232

Acquisition-related in-process research and development	—	51

Changes in operating assets and liabilities:

Accounts receivable, net	209	(295)

Inventories, net	(11)	71

Prepaid expenses and other	53	70

Deferred income taxes	(235)	121

Accounts payable	23	98

Restructuring obligations	486	—

Accrued liabilities	(215)	(1,314)

Other long-term liabilities	104	160

Other	(6)	(4)

Net cash provided by (used in) operating activities	296	(520)

Cash flows from investing activities:

Capital expenditures	(194)	(275)

Cost of acquisitions, net of cash acquired	(263)	(897)

Other	37	(28)

Net cash used in investing activities	(420)	(1,200)

Cash flows from financing activities:

Net proceeds from issuance of debt securities and borrowings under credit facilities and other debt	185	1,155

Dividend payments	(39)	(39)

Purchase of treasury stock	—	(7)

Net cash provided by financing activities	146	1,109

Effect of exchange rate fluctuations on cash and cash equivalents	(78)	(19)

Decrease in cash and cash equivalents	(56)	(630)

Cash and cash equivalents at beginning of period	760	1,546

Cash and cash equivalents at end of period	$704	$916

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

      General — Delphi Automotive Systems Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly owned and majority owned subsidiaries.

      All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated. In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future.

      Certain prior period amounts have been reclassified to conform with the current period presentation.

      Earnings Per Share — Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented, except for the three months ended March 31, 2001, where such inclusion would have had an antidilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 31,

	2001	2000

	(in thousands)

Weighted average shares outstanding	559,835	562,546

Effect of dilutive securities	—	2,976

Diluted shares outstanding	559,835	565,522

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 7, 2001, payable on April 16, 2001 to holders of record on March 19, 2001. The dividend declared on December 6, 2000 was paid on January 18, 2001.

2.  RESTRUCTURING AND IMPAIRMENT CHARGES

      In the first quarter of 2001, Delphi approved plans to sell, close or consolidate nine plants, downsize the workforce at more than 40 other facilities and exit selected products within the next twelve months. We also impaired certain long-lived assets at impacted sites and certain investments in joint ventures. As a result of these actions, we recorded a total charge of $617 million ($404 million after-tax).

      The restructuring charge of $536 million includes $492 million of employee costs (including postemployment benefits and special termination pension benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entail the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. Employees at impacted locations have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans or related contractual provisions have been communicated. Affected employees will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. Excluding special termination pension benefits, we expect to pay approximately $450 million in cash related to the restructuring plans. During the first quarter of 2001, we paid $49 million related to employee costs and $1 million in other exit costs. As of March 31, 2001, approximately 2,000 employees had been separated under the plans.

      We have evaluated the carrying value of the long-lived assets at each impacted site for impairment. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. We recorded impairment losses of $63 million in depreciation and amortization, primarily related to machinery and equipment held for use in the Safety, Thermal and Electrical Architecture sector. The impairment losses were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Fair market value was determined primarily using the anticipated discounted cash flows.

      In addition, we recorded impairment charges of $18 million related to permanent declines in the value of our investments in certain joint ventures. These charges, included in other expense, primarily related to certain Korean joint ventures as more fully explained in Note 8.

3.  ACQUISITIONS

     Delphi Mechatronic Systems

      On March 30, 2001, Delphi acquired substantially all of the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. The acquisition was funded with short-term borrowings under Delphi’s existing commercial paper program as well as uncommitted lines of credit, which we expect to refinance on a long-term basis. The purchase price is subject to adjustment for certain post-closing events including governmental approval of the transfer of certain assets in Poland. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry with 2000 sales of $320 million, primarily in North America. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition is accounted for using the purchase method of accounting and therefore, the purchase price will be allocated to assets acquired and liabilities assumed based on estimated fair values. The final purchase price allocation has not been determined. As the transaction closed on March 30, 2001, there was no impact on our first quarter 2001 results of operations.

     Delphi Diesel Systems

      In January 2000, Delphi purchased Lucas Diesel Systems, now Delphi Diesel Systems, for $0.8 billion, net of cash acquired. Delphi Diesel Systems is one of the world’s largest producers of diesel fuel-injection systems for light, medium and heavy-duty vehicles. The acquisition was accounted for using the purchase method of accounting and, therefore, the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Diesel Systems are included in our consolidated financial statements from the acquisition date. The $345 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years. In conjunction with the acquisition of Delphi Diesel Systems during the first quarter of 2000, we recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no alternative use.

     Delphi Lockheed Automotive

      In February 2000, Delphi purchased Automotive Products Distribution Services, now Delphi Lockheed Automotive, for $63 million. Delphi Lockheed Automotive is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles.

      The pro forma effects of these acquisitions would not be significantly different from reported results.

4.  INVENTORIES, NET

      Inventory, net consisted of:

	March 31,	December 31,
	2001	2000

	(in millions)

Productive material, work-in-process and supplies	$1,712	$1,689

Finished goods	308	314

Total inventories at FIFO	2,020	2,003

Less allowance to adjust the carrying value of certain inventories to LIFO	(296)	(296)

Total inventories, net	$1,724	$1,707

5.  DERIVATIVES AND HEDGING ACTIVITIES

      Effective January 1, 2001, Delphi adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income (“OCI”) by $14 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

      Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates. To manage the volatility relating to these exposures, we aggregate the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within our operations, we enter into various derivative transactions pursuant to our risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our documented policy. We do not hold or issue derivative financial instruments for trading purposes.

      Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican peso, Canadian dollar, European euro, Japanese yen, Singapore dollar, and Brazilian real. We primarily utilize forward exchange contracts with maturities of less than 18 months, which qualify as cash flow hedges.

      Delphi has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted inventory purchases. We primarily utilize swaps and options with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases.

      In order to manage the interest rate risk associated with our debt portfolio, we enter into derivative transactions to manage our exposure to changes in interest rates. Our interest rate derivatives mature within the next six months and qualify as cash flow hedges.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of March 31, 2001, including the transition adjustment, were $9 million after-tax ($14 million pre-tax). Of this pre-tax total, a gain of approximately $16 million will be included in cost of sales within the next 12 months, a loss of approximately $6 million will be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $4 million will be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the quarter ended March 31, 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not significant.

      In 2000, we entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted inventory purchases. Although these derivatives are effective as economic hedges of our commodity price exposures, due to differences in pricing terms between the derivative instruments and the forecasted purchases, the SFAS No. 133 effectiveness threshold was not met. The change in fair value of these instruments was included in cost of sales as of March 31, 2001, but was not significant. These contracts settle during 2001. We have changed the pricing terms of the related commodity purchases such that future hedges are expected to qualify for hedge accounting.

6.  STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the three months ended March 31, 2001 were:

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(in millions)

Balance at January 1, 2001	565	$6	$2,450	$1,869	$(463)	$(96)	$3,766

Net loss				(429)			(429)

Foreign currency translation adjustments, net of tax					(87)		(87)

Cumulative effect of accounting change, net of tax (Note 5)					14		14

Net change in unrecognized gain on derivative instruments, net of tax					(5)		(5)

Total comprehensive income							(507)

Net shares reacquired for employee benefit plans						2	2

Dividends				(39)			(39)

Balance at March 31, 2001	565	$6	$2,450	$1,401	$(541)	$(94)	$3,222

7.  SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile Communications

		Other			Safety,
		Electronics &			Thermal &
	Mobile	Mobile			Electrical	Dynamics &
	MultiMedia(a)	Communication	Total		Architecture	Propulsion		Other(b)		Total

	(in millions)

For the Three Months Ended:
March 31, 2001

Net sales to GM and affiliates	$101	$705	$806		$1,388	$2,172		$—		$4,366

Net sales to other customers	10	267	277		829	956		107		2,169

Inter-sector net sales	—	123	123		31	50		(204)		—

Total net sales	$111	$1,095	$1,206		$2,248	$3,178		$(97)		$6,535

Operating income (loss)	$(3)	$67 (c)	$64	(c)	$49 (c)	$(100	)(c)	$(11	)(c)	$2	(c)

March 31, 2000

Net sales to GM and affiliates	$30	$993	$1,023		$1,812	$2,734		$1		$5,570

Net sales to other customers	2	259	261		846	1,041		86		2,234

Inter-sector net sales	—	108	108		34	46		(188)		—

Total net sales	$32	$1,360	$1,392		$2,692	$3,821		$(101)		$7,804

Operating income (loss)	$(8)	$149	$141		$207	$184	(d)	$(15)		$517	(d)

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile Multimedia develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(d)	Excludes the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

8.  COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. A few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, although we settled certain pre-Separation warranty claims with General Motors (“GM”) in September 2000, GM has asserted higher levels of pre-Separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from recorded estimates.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows of Delphi.

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $32 million in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties have filed notices of appeal with the Ninth Circuit Court of Appeals. We plan to vigorously appeal the district court’s judgment. While legal proceedings are subject to inherent uncertainty, we believe we have valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

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

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/ business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. Delphi’s balance sheet as of March 31, 2001 includes approximately $25 million of accounts receivable from this customer/ business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. In accordance with the reorganization process, we submitted our claims for payment, most of which were initially denied. We are actively seeking to reinstate these claims, which we believe are valid.

      Delphi also has investments of approximately $111 million in Korean joint ventures that have significant sales to this customer/business partner. During the first quarter of 2001, we recognized a permanent decline in the value of these investments of approximately $12 million. We are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our investments as of March 31, 2001 are recoverable. However, due to the significant uncertainty surrounding the outcome of the reorganization discussed above, the impact on our future results of operations and financial condition could differ significantly from recorded estimates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      In the first quarter of 2001, low vehicle production volumes in North America, our largest market, presented a challenging operating environment for Delphi. Reflecting a need to reduce our long-term structural costs and to address approximately $900 million of businesses under portfolio review, we took certain specific actions in the first quarter of 2001 to reduce our structural costs including the implementation of global restructuring plans that are discussed in more detail below. We also diversified our product base through the acquisition of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. In a soft vehicle production environment, we believe the keys to our success are to reduce our costs, address our under-performing businesses and continue to aggressively diversify and grow our customer base.

Global Restructuring Plans and Impairment Charges

      As a result of uncertain industry conditions and the decision to more rapidly implement Delphi’s long-term portfolio plans, on March 29, 2001, Delphi announced global restructuring plans designed to reduce structural costs, improve the earnings power of Delphi’s portfolio of businesses and streamline structure. The plans include intentions to sell, close or consolidate nine plants, downsize the work force at more than 40 other facilities, and exit selected under-performing and non-core products. The restructuring plans are expected to reduce Delphi worldwide employment by approximately 11,500 positions. The plans include exiting businesses across all sectors with sales totaling approximately $900 million, representing approximately 20% of the $4 billion to $5 billion of businesses that have been under management’s portfolio review. The actions comprising the restructuring plans will take place within the next 12 months. In connection with the restructuring plans, we recognized restructuring charges of approximately $536 million in the first quarter of 2001. Delphi expects to begin to realize the benefits of our restructuring actions in the second half of 2001 and in even greater measure in 2002 and beyond.

      We also recorded asset impairment charges of $63 million related to long-lived assets at the sites impacted by the restructuring plans. In addition, we recorded impairment charges of $18 million related to permanent declines in the value of certain joint ventures. These investment impairment charges, included in other expense, primarily related to certain Korean joint ventures as more fully explained in “Outlook”.

      As a result of these actions, we recorded total charges of $617 million ($404 million after-tax).

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the three months ended March 31, 2001 and 2000 were:

	Three Months Ended
	March 31,

Product Sector	2001	2000	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$111	$32	$79

Other Electronics & Mobile Communication	1,095	1,360	(265)

Total Electronics & Mobile Communication	1,206	1,392	(186)

Safety, Thermal & Electrical Architecture	2,248	2,692	(444)

Dynamics & Propulsion	3,178	3,821	(643)

Other	(97)	(101)	4

Consolidated net sales	$6,535	$7,804	$(1,269)

      Consolidated net sales for the first quarter of 2001 were $6.5 billion compared to $7.8 billion for the same period of 2000. Our reduced sales primarily reflect weak North American vehicle production schedules, further softening of U.S. aftermarket demand and year over year weaknesses in the European euro. Net sales to General Motors (“GM”) declined by $1.2 billion, principally due to reduced production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. Our non-GM sales decreased by $65 million, principally due to the soft North American vehicle market. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $138 million, or 2.1% for the first quarter of 2001. Mobile MultiMedia continued to generate strong sales growth, increasing first quarter net sales from $32 million in 2000 to $111 million in 2001, a 247% increase.

      Gross Margin. Our gross margin was 9.7% for the first quarter of 2001 compared to gross margin of 15.5% for the comparable period of 2000. The decline reflects the negative impact of inefficiencies resulting from uneven customer build schedules, overall lower production volumes, customer-driven price reductions and less favorable mix content per vehicle.

      Selling, General and Administrative. Selling, general and administrative expenses of $378 million, 5.8% of first quarter 2001 total net sales, decreased by $81 million or 18% from the first quarter of 2000. The decrease primarily results from aggressive cost reduction efforts.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 2000 amounts, primarily represents long-lived asset write-downs of $63 million recorded as part of the global restructuring plans and the impact of ongoing capital expenditures. We anticipate the restructuring plans and our expected lower 2001 spending levels will slightly reduce, but not significantly change, our depreciation and amortization expense trend.

      Restructuring. In the first quarter of 2001, Delphi approved global restructuring plans which include $492 million of employee costs (including postemployment benefits and special termination pension benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). Excluding special termination pension benefits, we expect to pay approximately $450 million in cash related to the restructuring plans. During the first quarter of 2001, we paid $49 million related to employee costs and $1 million in other exit costs.

      The plans entail the elimination of approximately 11,500 positions worldwide (5% percent of our global workforce), comprised of 5,600 U.S. hourly employees (10% of U.S. hourly employees), 2,000 U.S. salaried employees (11% of U.S. salaried employees), and 3,900 employees in non-U.S. locations. As part of the plans, Delphi will close plants located in Ande, France; Betim, Minas Gerais, Brazil; Piracicaba, Brazil; Bochum, Germany; Casoli, Italy; Southampton, UK; Fort Defiance, Arizona; Robertsdale, Alabama; and Saginaw, Michigan. The plans also entail downsizing our workforce in more than 40 other facilities and exiting certain selected products. Employees at impacted locations have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans or related contractual provisions have been communicated. Affected employees will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of March 31, 2001, approximately 2,000 employees had been separated under the plans. We expect to begin to realize savings related to these headcount reductions during the second half of 2001 with estimated ongoing annual net savings growing in 2002 and 2003 to more than $300 million (after-tax) by late-2003. These savings are expected to be realized as reductions in cost of sales and selling, general and administrative expense.

      Acquisition-Related In-Process Research and Development. In conjunction with the acquisition of Delphi Diesel Systems in the first quarter of 2000, we recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no alternative use.

      Operating (Loss) Income. Operating loss was $(597) million for the first quarter of 2001 compared to operating income of $466 million for the first quarter of 2000. To facilitate analysis of our operating income by product sector, we have excluded the 2001 restructuring charges of $536 million and the asset impairments of $63 million and the 2000 one-time non-cash charge of $51 million resulting from acquisition-related in-process research and development from the information presented below:

	Three Months Ended
	March 31,

Product Sector	2001 (a)	2000 (b)

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(3)	$(8)

Other Electronics & Mobile Communication	67	149

Total Electronics & Mobile Communication	64	141

Safety, Thermal & Electrical Architecture	49	207

Dynamics & Propulsion	(100)	184

Other	(11)	(15)

Total operating income	$2	$517

(a)	Excludes restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(b)	Excludes the one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development for Dynamics & Propulsion.

      The decrease in operating income by sector from 2000 primarily reflects much lower production volumes, inefficiencies resulting from uneven customer build schedules in North America and less favorable mix content per vehicle. Mobile MultiMedia continued to report an operating loss, reflective of the ongoing high level of investment in engineering and research and development related to the significant future book of business of this high-tech business line.

      Taxes. Our effective tax rate for the first quarter of 2001 was 36% excluding the restructuring and impairment charges compared to 37% for the comparable period of 2000. The decrease reflects the impact of tax planning initiatives. Our effective tax rate including the restructuring and impairment charges was 35%, reflecting the inability to fully tax impact the restructuring initiatives in a few smaller jurisdictions.

      Net (Loss) Income. Our net loss was $(429) million for the first quarter of 2001 as compared to net income of $290 million for the first quarter of 2000. Excluding restructuring and impairment charges of $617 million ($404 million after-tax), net loss for the first quarter 2001 would have been $(25) million compared to $322 million of net income in the first quarter of 2000, which excludes the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development.

      Earnings Per Share. Basic and diluted loss per share was $(0.77) for the first quarter of 2001 compared to basic and diluted earnings per share of $0.51 for the first quarter of 2000. Excluding restructuring and impairment charges of $617 million ($404 million after-tax), loss per share for the first quarter of 2001 would have been $(0.04) per share compared to $0.57 earnings per share in the first quarter of 2000, which excludes the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development.

Liquidity and Capital Resources

     Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.7) billion at March 31, 2001 compared to $(2.4) billion at December 31, 2000. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 51.1% at March 31, 2001 and 45.8% at December 31, 2000. The change in our net liquidity was principally due to the incremental borrowings to finance the Delphi Mechatronic Systems acquisition. The change in our ratio of total debt to total capital was primarily due to the impact of the restructuring and impairment charges as well as incremental borrowings to finance the Delphi Mechatronic Systems acquisition.

      We expect to pay approximately $450 million in cash related to the restructuring plans. During the first quarter of 2001, we paid $49 million related to employee costs and $1 million in other exit costs. We expect to pay an additional $200 million to $300 million during 2001, including up to $175 million in the second quarter, and the remainder in 2002. Requirements for working capital, acquisitions, capital expenditures, dividends, repayment of debt securities, separation related obligations and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our credit facilities and other available financing sources as necessary.

     Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2001 but is expected to be renewed. As of March 31, 2001, we had no amounts outstanding under our Credit Facilities. Utilizing the Credit Facilities as back-up, Delphi implemented $2.5 billion of worldwide commercial paper programs, under which $1.3 billion was outstanding as of March 31, 2001. Delphi also has approximately $240 million available under uncommitted lines of credit, of which $100 million was outstanding as of March 31, 2001.

      In connection with our 1999 public offering of long-term debt securities totaling $1.5 billion, Delphi registered, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, an additional $1.0 billion of securities which may become available for offer and issuance. Depending on market as well as business conditions, we may issue a portion of the additional securities remaining under this registered shelf by accessing the long-term debt market to replace certain short-term borrowings. We give no assurance at this time that an offering under the shelf registration statement will occur.

     Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.3 billion for the three months ended March 31, 2001 compared to net cash used in operating activities of $0.5 billion for the three months ended March 31, 2000. Cash provided by operating activities in the first quarter of 2001 resulted from improved collections of accounts receivable primarily from GM and affiliates. The use of cash in the first quarter of 2000 included a $0.6 billion voluntary contribution to our hourly pension plan and advances to GM of $0.7 billion related to amounts for retirements above the estimate used in generating the initial allocation of pension and postretirement benefits.

      Investing Activities. Cash flows used in investing activities totaled $0.4 billion and $1.2 billion for the three months ended March 31, 2001 and 2000, respectively. The use of cash in the first quarter of 2001 primarily reflects the acquisition of Delphi Mechatronic Systems for approximately $0.3 billion, which was funded with short-term borrowings under Delphi’s commercial paper program as well as uncommitted lines of credit. The cash use also reflects capital expenditures related to ongoing operations. The use of cash in the first quarter of 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for $0.9 billion and capital expenditures related to ongoing operations.

      Financing Activities. Net cash provided by financing activities was $0.1 billion compared to $1.1 billion for the three months ended March 31, 2001 and 2000, respectively. Cash provided by financing activities during the first quarter of 2001 represented borrowings to finance the acquisition of Delphi Mechatronic Systems, partially offset by payments of short-term debt. At an appropriate time, Delphi intends to refinance the borrowings related to the Delphi Mechatronic Systems acquisition on a long-term basis. The cash provided by financing activities for the first quarter of 2000 included borrowings under our commercial paper program used to fund pension contributions and to make advances to GM for pension and other postretirement benefits.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 7, 2001, payable on April 16, 2001 to holders of record on March 19, 2001. The dividend declared on December 6, 2000 was paid on January 18, 2001.

     Outlook

      Our customers’ production schedules during the first three months of 2001 in North America, our largest market, have been approximately 20% lower than first quarter 2000 production volumes. In view of this lower production, as well as the weaker U.S. aftermarket, our sales decreased by 16% during the first quarter of 2001. In light of the current market conditions, lower industry volumes and other factors, orders from our North American vehicle customers in 2001 are forecasted to be lower than the levels in 2000. Although we remain optimistic that sales should improve in the latter half of 2001, we expect Delphi’s short-term performance to continue to be negatively impacted by declining orders.

      To mitigate these impacts, Delphi has been implementing productivity improvements and streamlining activities designed to reduce overhead and improve manufacturing processes. These initiatives include: continued consolidation of divisional and regional headquarters staffs and facilities, rationalization of existing facilities into low cost regions where possible and elimination of supporting infrastructure; continued use of shared service models for support functions; utilization of web-based systems for procurement, logistics and inventory management; and elimination of warehouses and other inventory storage and distribution points for greater value chain efficiency. We intend that these actions will continue to reduce manufacturing and selling, general and administrative costs. Nevertheless, we currently expect sales and earnings in the second quarter to be lower than the prior period and 2001 sales and earnings to be lower year over year, excluding the effects of any major portfolio actions. While we expect our business with customers other than GM to increase over time, we also expect GM will remain our largest customer for a significant period of time. However, GM has stated that it intends to increase competition for its business among its suppliers, thus reducing its reliance on any one supplier. While we expect to continue to compete effectively for GM business, our sales to GM have declined since our separation from GM, and we expect our sales to GM to further decline over time. Overall, we are currently projecting our sales beyond 2001 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      In the first quarter of 2001, Delphi also approved plans to sell, close or consolidate nine plants, downsize the workforce at more than 40 other facilities and exit selected products within the next twelve months. We also impaired certain long-lived assets and certain investments in joint ventures. As a result of these actions, we recorded a total charge of $617 million ($404 million after-tax). These actions addressed a portion of our portfolio management initiatives; specifically the actions taken as part of the global restructuring plans are expected to result in the exit of approximately $900 million of marginally profitable and unprofitable businesses.

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

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. Delphi’s balance sheet as of March 31, 2001 includes approximately $25 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. In accordance with the reorganization process, we submitted our claims for payment, most of which were initially denied. We are actively seeking to reinstate these claims, which we believe are valid.

      Delphi also has investments of approximately $111 million in Korean joint ventures that have significant sales to this customer/business partner. During the first quarter of 2001, we recognized a permanent decline in the value of these investments of approximately $12 million, which is included in other expense. We are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our investments as of March 31, 2001 are recoverable. However, due to the significant uncertainty surrounding the outcome of the reorganization discussed above, the impact on our future results of operations and financial condition could differ significantly from recorded estimates.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of global restructuring or other initiatives, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this 10-Q include: our ability to increase non-GM sales and achieve the labor benefits expected from our separation from GM; potential increases in our warranty costs; our ability to successfully implement our global restructuring plans; changes in the economic conditions or political environment in the markets in which we operate; currency exchange rate fluctuations; financial or market declines of our customers or significant business partners; labor disruptions or material shortages; the level of competition in the automotive industry; significant downturns in the automobile production rate; costs relating to legal and administrative proceedings; changes in laws or regulations pertaining to the automotive industry; our ability to realize costs savings expected to offset price reductions; our ability to make pension and other post-retirement payments at levels anticipated by management; our ability to successfully exit non-performing businesses and absorb contingent liabilities related to divestitures; our ability to complete and integrate acquisitions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; our ability to provide high quality products at competitive prices, to develop new products to meet changing consumer preferences and to meet changing vehicle manufacturers supply requirements on a timely, cost effective basis; and other factors, risks and uncertainties discussed in the Delphi Automotive Systems Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Except as described below, there have been no material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.

      As previously reported, a federal district court jury in November 2000 awarded Nelco Technology (“Nelco”), a former supplier to Delphi, approximately $32 million in connection with a commercial dispute. Delphi and Nelco filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties have filed notices of appeal with the Ninth Circuit Court of Appeals. We plan to vigorously appeal the district court’s judgment. While legal proceedings are subject to inherent uncertainty, we believe we have valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number	Exhibit Name

99	Press release dated April 19, 2001 regarding quarterly earnings

(b)  REPORTS ON FORM 8-K

      During the quarter which this report is filed, Delphi filed the following reports on Form 8-K:

January 17, 2001, Form 8-K reporting under “Item 5. Other Events” the filing of a press release regarding Delphi’s 2000 earnings.

March 29, 2001, Form 8-K reporting under “Item 5. Other Events” the filing of a press release regarding Delphi’s global restructuring actions to reduce costs, align capacity and streamline structure and under “Item 9. Regulation FD Disclosure” the filing of the discussion charts used during a conference call following the issuance of the press release referenced in Item 5.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

April 19, 2001

/s/ PAUL R. FREE

Paul R. Free, Chief Accounting
Officer and Controller

Exhibit Index

Exhibit No.	Description

99	2001 FIRST QUARTER FINANCIAL RESULTS