Form 10-Q
period 2001-06-30
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2001-07-18
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   .   No   .

As of June 30, 2001, there were 559,955,584 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in millions, except per share amounts)
Net sales:

General Motors and affiliates	$4,724	$5,592	$9,090	$11,162

Other customers	2,220	2,186	4,389	4,420

Total net sales	6,944	7,778	13,479	15,582

Less operating expenses:
Cost of sales, excluding items listed below	6,024	6,456	11,925	13,052

Selling, general and administrative	363	410	741	869

Depreciation and amortization	254	229	571	461

Restructuring (Note 2)	—	—	536	—

Acquisition-related in-process research and development (Note 3)	—	—	—	51

Total operating expenses	6,641	7,095	13,773	14,433

Operating income (loss)	303	683	(294)	1,149

Less interest expense	56	45	112	85

Other income, net	9	34	6	68

Income (loss) before income taxes	256	672	(400)	1,132

Income tax expense (benefit)	92	248	(135)	418

Net income (loss)	$164	$424	$(265)	$714

Earnings (loss) per share (Note 1)
Basic	$0.29	$0.75	$(0.47)	$1.27

Diluted	$0.29	$0.75	$(0.47)	$1.26

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	December 31,
	(Unaudited)	2000

	(in millions)
	ASSETS

Current assets:

Cash and cash equivalents	$689	$760

Accounts receivable, net:

General Motors and affiliates	3,539	3,308

Other customers	1,909	2,050

Inventories, net (Note 4)	1,798	1,707

Deferred income taxes	696	569

Prepaid expenses and other	176	209

Total current assets	8,807	8,603

Long-term assets:

Property, net	5,683	5,718

Deferred income taxes	2,147	2,043

Other	2,237	2,157

Total assets	$18,874	$18,521

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$1,278	$1,559

Accounts payable	3,217	2,871

Restructuring obligations (Note 2)	326	—

Accrued liabilities	1,676	1,813

Total current liabilities	6,497	6,243

Long-term liabilities:

Long-term debt	2,110	1,623

Postretirement benefits other than pensions	4,788	4,573

Other	2,168	2,316

Total liabilities	15,563	14,755

Stockholders’ equity (Note 7):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2001 and 2000	6	6

Additional paid-in capital	2,450	2,450

Retained earnings	1,526	1,869

Other comprehensive income	(578)	(463)

Treasury stock, at cost (5.1 million and 5.2 million shares in 2001 and 2000, respectively)	(93)	(96)

Total stockholders’ equity	3,311	3,766

Total liabilities and stockholders’ equity	$18,874	$18,521

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2001	2000

	(in millions)
Cash flows from operating activities:

Net income (loss)	$(265)	$714

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	571	461

Restructuring	536	—

Acquisition-related in-process research and development	—	51

Changes in operating assets and liabilities:

Accounts receivable, net	(25)	(444)

Inventories, net	(58)	63

Prepaid expenses and other	94	94

Deferred income taxes	(233)	277

Accounts payable	320	129

Restructuring obligations	(142)	—

Accrued liabilities	(176)	(1,333)

Other long-term liabilities	56	(243)

Other	(28)	(35)

Net cash provided by (used in) operating activities	650	(266)

Cash flows from investing activities:

Capital expenditures	(503)	(599)

Cost of acquisitions, net of cash acquired	(313)	(897)

Other	(10)	23

Net cash used in investing activities	(826)	(1,473)

Cash flows from financing activities:

Net proceeds from (repayments of) borrowings under credit facilities and other debt	(301)	1,232

Net proceeds from issuance of debt securities	498	—

Dividend payments	(78)	(79)

Issuance (purchase) of treasury stock, net	2	(62)

Other	—	(95)

Net cash provided by financing activities	121	996

Effect of exchange rate fluctuations on cash and cash equivalents	(16)	(48)

Decrease in cash and cash equivalents	(71)	(791)

Cash and cash equivalents at beginning of period	760	1,546

Cash and cash equivalents at end of period	$689	$755

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

      General—Delphi Automotive Systems Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly-owned and majority-owned subsidiaries.

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

      Earnings Per Share—Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, unless inclusion would have had an antidilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

		(in thousands)
Weighted average shares outstanding	559,907	561,620	559,871	562,083

Effect of dilutive securities	5,210	4,109	—	3,425

Diluted shares outstanding	565,117	565,729	559,871	565,508

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 27, 2001, payable on August 6, 2001, to holders of record on July 9, 2001. The dividend declared on March 7, 2001 was paid on April 16, 2001.

2.   RESTRUCTURING AND IMPAIRMENT CHARGES

      In the first quarter of 2001, Delphi approved plans to sell, close or consolidate nine plants, downsize the workforce at more than 40 other facilities and exit selected products by the first quarter of 2002. We also recorded an impairment loss related to certain long-lived assets at impacted sites and certain investments in joint ventures. As a result of these actions, we recorded a total charge of $617 million ($404 million after-tax) in the first quarter of 2001.

      The restructuring charge of $536 million included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entail the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. During the first quarter, employees at impacted locations were informed of the restructuring initiatives. We have communicated benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of June 30, 2001, approximately 4,800 employees had been separated under the plans. Of the $536 million restructuring charge, we expect to pay approximately $450 million in cash; the balance consists primarily of special termination pension and postretirement benefits. During the second quarter of 2001, we reduced our restructuring obligations by $160 million. Second quarter payments were $87 million related to employee costs and $5 million related to other exit costs. Non-cash charges were $68 million, with $61 million for special termination pension and postretirement benefits, and the balance for foreign currency translation. For the first six months of 2001, we paid $136 million related to employee costs and $6 million in other exit costs.

      The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. In the first quarter of 2001, we evaluated the carrying value of the long-lived assets at each site impacted by the restructuring plans for impairment, and recorded impairment losses of $63 million. The impairment losses, primarily related to machinery and equipment held for use in the Safety, Thermal and Electrical Architecture sector, were recorded in depreciation and amortization. The impairment losses were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Fair market value was determined primarily using the anticipated discounted cash flows.

      In addition, in the first quarter of 2001, we recorded impairment charges of $18 million related to permanent declines in the value of our investments in certain joint ventures. These charges, included in other income, net, primarily related to certain Korean joint ventures as more fully explained in Note 9.

3.   ACQUISITIONS

      Delphi Connection Systems-Specialty Electronics

      On June 4, 2001, we purchased Specialty Electronics, Inc., now Delphi Connection Systems-Specialty Electronics, for approximately $22 million. Delphi Connection Systems-Specialty Electronics is a provider of electronic connector products and customized interconnect solutions to the telecommunications, computer, industrial electronics, medical and automotive markets, which complements Delphi’s strategic expansion into new markets.

      Delphi Mechatronic Systems

      On March 30, 2001, Delphi acquired substantially all of the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. The acquisition was funded with short-term borrowings subsequently refinanced on a long-term basis. The purchase price is subject to adjustment for certain post-closing events including governmental approval of the transfer of certain assets in Poland. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry with 2000 sales of $320 million, primarily in North America. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition has been accounted for using the purchase method of accounting and therefore, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Mechatronic Systems are included in our consolidated financial statements from the acquisition date. The $131 million of excess consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years.

      The cash purchase price has been reduced by cash acquired and increased by debt assumed to arrive at the preliminary purchase price allocation that follows (in millions):

Consideration paid to former owner, net of cash acquired of $9	$262

Estimated fees and expenses	3

Debt assumed	33

Total cost of acquisition	$298

Property, plant and equipment	$111

Net working capital	49

Other assets purchased and liabilities assumed	7

Goodwill	131

Total preliminary purchase price allocation	$298

      The purchase price and related allocations are preliminary and may be revised up to one year from the date of acquisition. Delphi can provide no assurances as to whether any revisions to the preliminary purchase price and related allocation will be material. Adjustments to the purchase price and related preliminary allocations may occur as a result of obtaining more information regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase agreement, and revisions of preliminary estimates of fair values made at the date of purchase. We are evaluating how the acquired operations will be integrated into our overall business strategy and are in the process of developing a plan for restructuring those operations. It is possible that our integration plan, when finalized, will impact the preliminary purchase price allocation.

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

      The pro forma effects of these acquisitions would not be significantly different from reported results.

4.   INVENTORIES, NET

      Inventories, net consisted of:

	June 30,	December 31,
	2001	2000

	(in millions)

Productive material, work-in-process and supplies	$1,759	$1,689

Finished goods	335	314

Total inventories at FIFO	2,094	2,003

Less allowance to adjust the carrying value of certain inventories
to LIFO	(296)	(296)

Total inventories, net	$1,798	$1,707

      At June 30, 2001, inventories, net includes inventories purchased from Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics of $34 million.

5.   DERIVATIVES AND HEDGING ACTIVITIES

      Effective January 1, 2001, Delphi adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income (“OCI”) by $14 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

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

      Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican peso, Canadian dollar, euro, Japanese yen, Singapore dollar, and Brazilian real. We primarily utilize forward exchange contracts with maturities of less than 18 months, which qualify as cash flow hedges.

      Delphi has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted inventory purchases. We primarily utilize swaps and options with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases.

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of June 30, 2001, including the transition adjustment, were $12 million after-tax ($19 million pre-tax). Of this pre-tax total, a gain of approximately $30 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $10 million is expected to be included in subsequent periods. A loss of approximately $7 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the first quarter of 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

      In 2000, we entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted inventory purchases. Although these derivatives are effective as economic hedges of our commodity price exposures, due to differences in pricing terms between the derivative instruments and the forecasted purchases, the SFAS No. 133 effectiveness threshold was not met. The change in fair value of these instruments was included in cost of sales as of June 30, 2001, but was not significant. These contracts settle during 2001. We have changed the pricing terms of the related commodity purchases such that future hedges are expected to qualify for hedge accounting.

6.   LONG-TERM DEBT

      In June 2001, we issued 6.55% unsecured notes (“the Notes”) with an aggregate principal amount of $500 million, which mature on June 15, 2006. We will pay interest on the Notes on June 15 and December 15 of each year beginning December 15, 2001. The Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi.

7.   STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the six months ended June 30, 2001 were:

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

				(in millions)

Balance at January 1, 2001	565	$6	$2,450	$1,869	$(463)	$(96)	$3,766

Net loss in the first quarter	—	—	—	(429)	—	—	(429)

Net income in the second quarter	—	—	—	164	—	—	164

Foreign currency translation adjustments, net of tax	—	—	—	—	(127)	—	(127)

Cumulative effect of accounting change, net of tax (Note 5)	—	—	—	—	14	—	14

Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	(2)	—	2)

Total comprehensive loss							(380)

Net shares issued for employee benefit plans	—	—	—	—	—	3	3

Dividends	—	—	—	(78)	—	—	(78)

Balance at June 30, 2001	565	$6	$2,450	$1,526	$(578)	$(93)	$3,311

8.   SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile
	Communications

		Other				Safety,
		Electronics &				Thermal &		Dynamics
	Mobile	Mobile				Electrical		&
For the Three Months Ended:	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total

	(in millions)
June 30, 2001

Net sales to GM and affiliates	$90	$782		$872		$1,505		$2,347		$—		$4,724

Net sales to other customers	12	253		265		864		980		111		2,220

Inter-sector net sales	—	135		135		35		52		(222)		—

Total net sales	$102	$1,170		$1,272		$2,404		$3,379		$(111)		$6,944

Operating income (loss)	$(7)	$107		$100		$127		$118		$(42)		$303

June 30, 2000

Net sales to GM and affiliates	$55	$966		$1,021		$1,803		$2,767		$1		$5,592

Net sales to other customers	3	258		261		804		990		131		2,186

Inter-sector net sales	—	109		109		40		49		(198)		—

Total net sales	$58	$1,333		$1,391		$2,647		$3,806		$(66)		$7,778

Operating income (loss)	$(8)	$157		$149		$255		$291		$(12)		$683

	Electronics & Mobile
	Communications

		Other				Safety,
		Electronics &				Thermal &		Dynamics
	Mobile	Mobile				Electrical		&
For the Six Months Ended:	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total

	(in millions)
June 30, 2001

Net sales to GM and affiliates	$191	$1,487		$1,678		$2,893		$4,519		$—		$9,090

Net sales to other customers	22	520		542		1,693		1,936		218		4,389

Inter-sector net sales	—	258		258		66		102		(426)		—

Total net sales	$213	$2,265		$2,478		$4,652		$6,557		$(208)		$13,479

Operating income (loss)	$(10)	$174	(c)	$164	(c)	$176	(c)	$18	(c)	$(53	)(c)	$305	(c)

June 30, 2000

Net sales to GM and affiliates	$85	$1,959		$2,044		$3,615		$5,501		$2		$11,162

Net sales to other customers	5	517		522		1,650		2,031		217		4,420

Inter-sector net sales	—	217		217		74		95		(386)		—

Total net sales	$90	$2,693		$2,783		$5,339		$7,627		$(167)		$15,582

Operating income (loss)	$(16)	$306		$290		$462		$475	(d)	$(27)		$1,200	(d)

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile MultiMedia develops products designed to bring the Internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the first quarter 2001 restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(d)	Excludes the first quarter 2000 one-time, non-cash charge for Dynamics & Propulsion of $51 million resulting from acquisition-related in-process research and development.

9.   COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, employment-related matters and environmental matters. A few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, although we settled certain pre-Separation warranty claims with General Motors (“GM”) in September 2000, GM has asserted higher levels of pre-Separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from recorded estimates.

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

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. Delphi’s balance sheet as of June 30, 2001 includes approximately $16 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. In accordance with the reorganization process, we are actively seeking repayment of these amounts, which we believe are collectible.

      During the first quarter of 2001, we recognized a permanent decline of approximately $12 million in the value of our investments in Korean joint ventures that have significant sales to this customer/business partner. At June 30, 2001, we have investments of approximately $110 million in these joint ventures. We are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our investments as of June 30, 2001 are recoverable. However, due to the significant uncertainty surrounding the outcome of the reorganization discussed above, the impact on our future results of operations and financial condition could differ materially from recorded estimates.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      During 2001, low vehicle production volumes in North America, our largest market, presented a challenging operating environment for Delphi. Vehicle production stabilized during the second quarter, although at much lower levels than last year. The global restructuring plans that were approved in the first quarter of 2001, discussed in more detail below, remain on track to help us reduce our structural costs. We also diversified our product base through the acquisition of Specialty Electronics Inc., now Delphi Connection Systems-Specialty Electronics, for approximately $22 million. In a soft vehicle production environment, we believe the keys to our success are reducing our costs, addressing our under-performing businesses and continuing to aggressively diversify and grow our customer base.

Global Restructuring Plans and Impairment Charges

      As a result of uncertain industry conditions and the decision to more rapidly implement Delphi’s long-term portfolio plans, on March 29, 2001, Delphi announced global restructuring plans designed to reduce structural costs, improve the earnings power of Delphi’s portfolio of businesses and streamline structure. The plans include intentions to sell, close or consolidate nine plants, downsize the work force at more than 40 other facilities, and exit selected under-performing and non-core products. The restructuring plans are expected to reduce Delphi worldwide employment by approximately 11,500 positions. The plans include exiting businesses across all sectors with sales totaling approximately $900 million, representing approximately 20% of the $4 billion to $5 billion of businesses that have been under management’s portfolio review. The actions comprising the restructuring plans will take place by the end of the first quarter of 2002. In connection with the restructuring plans, we recognized restructuring charges of approximately $536 million in the first quarter of 2001. Delphi expects to begin to realize the benefits of our restructuring actions in the second half of 2001 and in even greater measure in 2002 and beyond.

      We also recorded asset impairment charges of $63 million related to long-lived assets at the sites impacted by the restructuring plans. In addition, we recorded impairment charges of $18 million related to permanent declines in the value of certain joint ventures. These investment impairment charges, included in other income, net, primarily related to certain Korean joint ventures as more fully explained in “Outlook” below.

      As a result of these actions, we recorded total charges of $617 million ($404 million after-tax) during the first quarter of 2001.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000.

      Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

      Net Sales.   Consolidated net sales and changes in net sales by product sector and in total for the three months ended June 30, 2001 and 2000 were:

	Three Months Ended
	June 30,

Product Sector	2001	2000	Change

	(in millions)

Electronics & Mobile Communication

Mobile MultiMedia	$102	$58	$44

Other Electronics & Mobile Communication	1,170	1,333	(163)

Total Electronics & Mobile Communication	1,272	1,391	(119)

Safety, Thermal & Electrical Architecture	2,404	2,647	(243)

Dynamics & Propulsion	3,379	3,806	(427)

Other	(111)	(66)	(45)

Consolidated net sales	$6,944	$7,778	$(834)

      Consolidated net sales for the second quarter of 2001 were $6.9 billion compared to $7.8 billion for the same period of 2000. Our reduced sales primarily reflect weak North American vehicle production schedules, although year over year changes in schedules were not as dramatic as were experienced in the first quarter of 2001. In addition, sales were affected by ongoing softening of U.S. and European aftermarket demand and year over year weaknesses in the euro and the Brazilian real. Net sales to GM declined by $0.9 billion, principally due to reduced vehicle production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. Our non-GM sales increased by $34 million or 1.6% despite weaker markets and foreign exchange factors. As a percent of our total revenue for the second quarter of 2001, our non-GM sales were 32% compared to 28% for the second quarter of 2000, which reflects our continued focus on diversifying our customer base. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $176 million, or 2.3% for the second quarter of 2001 compared to approximately $121 million or 1.6% for the second quarter of 2000. Mobile MultiMedia continued to generate solid sales growth, increasing second quarter net sales from $58 million in 2000 to $102 million in 2001, a 76% increase.

      Gross Margin.   Our gross margin was 13.2% for the second quarter of 2001 compared to gross margin of 17.0% for the comparable period of 2000. The decline reflects the negative impact of inefficiencies resulting from overall lower production volumes, customer-driven price reductions, and a stronger Mexican peso partially offset by strong manufacturing productivity.

      Selling, General and Administrative.   Selling, general and administrative expenses of $363 million, 5.2% of second quarter 2001 total net sales, decreased by $47 million or 11.5% from the second quarter of 2000. The decrease primarily results from aggressive cost reduction efforts partially offset by $4 million of incremental expenses related to the recently acquired Delphi Mechatronic Systems.

      Depreciation and Amortization.   The increase in depreciation and amortization, compared to 2000 amounts, primarily represents the impact of ongoing capital expenditures.

      Operating Income.   Operating income was $303 million for the second quarter of 2001 compared to $683 million for the second quarter of 2000. Our operating income by product sector was:

	Three Months Ended
	June 30,

Product Sector	2001	2000

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(7)	$(8)

Other Electronics & Mobile Communication	107	157

Total Electronics & Mobile Communication	100	149

Safety, Thermal & Electrical Architecture	127	255

Dynamics & Propulsion	118	291

Other	(42)	(12)

Total operating income	$303	$683

      The decrease in operating income by sector from 2000 primarily reflects much lower production volumes, customer-driven price reductions, and a stronger Mexican peso, partially offset by reductions of selling, general and administrative expenses and strong manufacturing productivity. Mobile MultiMedia continues to report an operating loss, reflective of the ongoing high level of investment in engineering and research and development related to our book of future business of this high–tech business line.

      Taxes.   Our effective tax rate for the second quarter of 2001 was 36% compared to 37% for the comparable period of 2000. The decrease reflects the favorable impact of tax planning initiatives.

      Net Income.   Our net income was $164 million for the second quarter of 2001 as compared to $424 million for the second quarter of 2000.

      Earnings Per Share.   Basic and diluted earnings per share were $0.29 for the second quarter of 2001 compared to basic and diluted earnings per share of $0.75 for the second quarter of 2000.

      Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

      Net Sales.   Consolidated net sales and changes in net sales by product sector and in total for the six months ended June 30, 2001 and 2000 were:

	Six Months Ended
	June 30,

Product Sector	2001	2000	Change

		(in millions)

Electronics & Mobile Communication

Mobile MultiMedia	$213	$90	$123

Other Electronics & Mobile Communication	2,265	2,693	(428)

Total Electronics & Mobile Communication	2,478	2,783	(305)

Safety, Thermal & Electrical Architecture	4,652	5,339	(687)

Dynamics & Propulsion	6,557	7,627	(1,070)

Other	(208)	(167)	(41)

Consolidated net sales	$13,479	$15,582	$(2,103)

      Consolidated net sales for the first six months of 2001 were $13.5 billion compared to $15.6 billion for the same period of 2000. Our reduced sales primarily reflect weak North American vehicle production schedules, softening of U.S. and European aftermarket demand and year over year weaknesses in the euro. Net sales to GM declined by $2.1 billion, principally due to reduced vehicle production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. Our non-GM sales decreased by $31 million, principally due to foreign exchange factors, particularly weakness in the euro, and the soft North American vehicle market. As a percent of our total revenue for the six months ended June 30, 2001, our non-GM sales were 33% compared to 28% for the six months ended June 30, 2000, which reflects our continued focus on diversifying our customer base. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $314 million, or 2.0% for the first six months of 2001 compared to approximately $250 million or 1.6% for the first six months of 2000. Mobile MultiMedia continued to generate solid sales growth, increasing net sales from $90 million for the first six months of 2000 to $213 million in 2001, a 137% increase.

      Gross Margin.   Our gross margin was 11.5% for the first six months of 2001 compared to gross margin of 16.2% for the comparable period of 2000. The decline reflects the negative impact of inefficiencies resulting from uneven customer build schedules and less favorable mix content per vehicle in the first quarter of 2001, and overall lower production volumes, which were partially offset by stronger manufacturing productivity.

      Selling, General and Administrative.   Selling, general and administrative expenses of $741 million, 5.5% of total net sales for the first six months of 2001, decreased by $128 million or 14.7% from the first six months of 2000. The decrease primarily results from aggressive cost reduction efforts partially offset by $4 million of incremental expenses related to the recently acquired Delphi Mechatronic Systems.

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

      Restructuring.   In the first quarter of 2001, Delphi approved global restructuring plans which included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). For the first six months of 2001, we paid $136 million related to employee costs and $6 million in other exit costs. During the second quarter we had $68 million of non-cash charges, with $61 million for special termination pension and postretirement benefits, and the balance for foreign currency translation.

      The plans entail the elimination of approximately 11,500 positions worldwide (5% percent of our global workforce), comprised of 5,600 U.S. hourly employees (10% of U. S. hourly employees), 2,000 U.S. salaried employees (11% of U.S. salaried employees), and 3,900 employees in non-U.S. locations. Our restructuring plans also included the sale, closure or consolidation of nine plants. Through June 30, 2001, we have closed or consolidated plants in Ande, France; Betim, Brazil; Casoli, Italy; Robertsdale, Alabama; and Saginaw, Michigan. The remaining four plants located in Piracicaba, Brazil; Bochum, Germany; Southampton, United Kingdom; and Fort Defiance, Arizona will be closed, sold or consolidated during the remainder of 2001 or the first quarter of 2002. The plans also entail downsizing our workforce in more than 40 other facilities and exiting certain selected products. In the first quarter of 2001, employees at impacted locations were informed of the restructuring initiatives. We have communicated benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of June 30, 2001, approximately 4,800 employees had been separated under the plans. We expect an additional 5,300 to 5,800 employees to separate during the second half of the year, with the remainder in 2002. We expect to begin to realize savings related to these headcount reductions during the second half of 2001 with estimated ongoing annual net savings expected to grow in 2002 and 2003 to more than $300 million (after-tax) by late-2003. These savings are expected to be realized as reductions in cost of sales and selling, general and administrative expenses.

      Operating Income (Loss).   Operating loss was $(294) million for the first six months of 2001 compared to $1,149 million of operating income for the first six months of 2000. To facilitate analysis of our operating income by product sector, we have excluded the 2001 restructuring charges of $536 million and asset impairments of $63 million and the 2000 one-time non-cash charge of $51 million resulting from acquisition-related in-process research and development from the information presented below:

	Six Months Ended
	June 30,

Product Sector	2001 (a)	2000 (b)

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(10)	$(16)

Other Electronics & Mobile Communication	174	306

Total Electronics & Mobile Communication	164	290

Safety, Thermal & Electrical Architecture	176	462

Dynamics & Propulsion	18	475

Other	(53)	(27)

Total operating income	$305	$1,200

(a)	Excludes the first quarter 2001 restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(b)	Excludes the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development for Dynamics & Propulsion.

      The decrease in operating income by sector from 2000 primarily reflects inefficiencies resulting from uneven customer build schedules in North America and less favorable mix content per vehicle during the first quarter of 2001, much lower production volumes, and customer-driven price reductions partially offset by reductions of selling, general and administrative expenses and strong manufacturing productivity. Mobile MultiMedia continues to report an operating loss, reflective of the ongoing high level of investment in engineering and research and development related to our book of future business of this high–tech business line.

      Taxes.   Our effective tax rate for the first six months of 2001 was 36% excluding the restructuring and impairment charges compared to 37% for the comparable period of 2000. The decrease reflects the impact of tax planning initiatives. Our effective tax rate including the restructuring and impairment charges was 34%, reflecting the inability to fully tax effect the restructuring initiatives in a few smaller jurisdictions.

      Net Income (Loss).   Our net loss was $(265) million for the first six months of 2001 as compared to net income of $714 million for the first six months of 2000. Excluding restructuring and impairment charges of $404 million after-tax, net income for the first six months of 2001 would have been $139 million compared to $746 million for the first six months of 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development.

      Earnings (Loss) Per Share.   Basic and diluted loss per share was $ (0.47) for the first six months of 2001 compared to basic and diluted earnings per share of $1.27 and $1.26, respectively, for the first six months of 2000. Excluding restructuring and impairment charges of $404 million after-tax, basic and diluted earnings per share for the first six months of 2001 would have been $0.25 per share compared to basic and diluted earnings per share of $1.33 and $1.32, respectively, for the first six months of 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development.

Liquidity and Capital Resources

      Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.7) billion at June 30, 2001 compared to $(2.4) billion at December 31, 2000. The change in our net liquidity was principally due to the incremental borrowings incurred to finance the Delphi Mechatronic Systems acquisition and $175 million of payments to GM for separation related costs. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 50.6% at June 30, 2001 and 45.8% at December 31, 2000. The change in our ratio of total debt to total capital was primarily due to the impact of the restructuring and impairment charges as well as incremental borrowings to finance the Delphi Mechatronic Systems acquisition and the GM payment.

      Of the $536 million restructuring charge, we expect to pay approximately $450 million in cash; the balance consists primarily of special termination pension and postretirement benefits. During the three and six months ended June 30, 2001, we paid $87 million and $136 million, respectively, related to employee costs and $5 million and $6 million, respectively, in other exit costs. We expect to pay an additional $200 million during 2001, including up to $175 million in the third quarter, and the remainder in 2002. Requirements for working capital, acquisitions, capital expenditures, dividends, repayment of debt securities, separation related obligations and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our credit facilities and other available financing sources as necessary.

      Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which was renewed in the second quarter of 2001 and now expires in June 2002. Except for the extension of the expiration date, the terms of the credit facility renewed in the second quarter of 2001 remain substantially unchanged. As of June 30, 2001, we had no amounts outstanding under our Credit Facilities. Utilizing the Credit Facilities as back-up, Delphi implemented $2.5 billion of worldwide commercial paper programs, under which $1.0 billion was outstanding as of June 30, 2001. Delphi also has approximately $165 million available under uncommitted lines of credit, under which no amounts were outstanding as of June 30, 2001.

      In June 2001, we issued 6.55% unsecured notes (“the Notes”) with an aggregate principal amount of $500 million, which mature on June 15, 2006. We will pay interest on such Notes on June 15 and December 15 of each year beginning December 15, 2001. The proceeds of the Notes were used to reduce our commercial paper borrowings, including approximately $0.3 billion arising from the purchase of Delphi Mechatronic Systems. The Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi. The ratios set forth below appeared in certain materials provided to the purchasers of the Notes and were filed by Delphi in a Form 8-K. These ratios are not presented as alternative measures of operating results or cash flow as determined in accordance with generally accepted accounting principles and may not be comparable to similarly titled measures as reported by other companies.

	Year Ended

	December 31,	December 31,
	2000	1998(1)

Ratio

EBITDA(2) /Gross Interest(3)	14.6x	8.1x

Operating Cash Flow(4) /Debt	51%	49%

Funds from Operations(5) /Debt	91%	88%

(1)	Pro forma 1998 results adjusted for work stoppages at GM and Delphi. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted Pro forma 1998” in our Annual Report on Form 10-K for the year ended December 31, 2000 for additional details.

(2)	Adjusted EBITDA for 2000 is defined above as operating income from our Consolidated Statement of Income plus acquisition-related in-process research and development and depreciation and amortization expenses. Adjusted EBITDA for 1998 is defined as adjusted pro forma operating income plus work stoppage impact and depreciation and amortization expenses.

(3)	Gross interest is interest expense.

(4)	Operating cash flow is calculated by management as cash provided by operating activities from our Consolidated Statement of Cash Flows, and other non-operating cash payments for pension and other postretirement benefits, less capital expenditures. Operating cash flow was $102 million for the first quarter of 2001 and $1.6 billion and $2.5 billion for the years ended December 31, 2000 and 1999, respectively.

(5)	Funds from operations are defined as operating cash flow (as defined in (4) above) plus capital expenditures.

      Cash Flows

      Operating Activities.   Net cash provided by operating activities totaled $0.7 billion for the six months ended June 30, 2001 compared to net cash used in operating activities of $0.3 billion for the six months ended June 30, 2000. Cash provided by operating activities in the first six months of 2001 resulted from improved working capital management partially offset by a $175 million payment to GM in the second quarter for previously recorded separation related obligations for pension and other postretirement benefits. The use of cash in the first six months of 2000 included a $1.1 billion voluntary contribution to our hourly pension plan and separation related payments to GM of $0.7 billion.

      Investing Activities.   Cash flows used in investing activities totaled $0.8 billion and $1.5 billion for the six months ended June 30, 2001 and 2000, respectively. The use of cash in the first six months of 2001 reflects the acquisitions of Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics for approximately $0.3 billion. The cash use also reflects capital expenditures related to ongoing operations. The use of cash in the first six months of 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for $0.9 billion and capital expenditures related to ongoing operations.

      Financing Activities.   Net cash provided by financing activities was $0.1 billion and $1.0 billion for the six months ended June 30, 2001 and 2000, respectively. Cash provided by financing activities during the first six months of 2001 represented the net proceeds from the $500 million public debt offering partially offset by repayments of our uncommitted lines of credit and commercial paper. The cash provided by financing activities for the first six months of 2000 included borrowings under our commercial paper program used to fund pension contributions and to make advances to GM for pension and other postretirement benefits.

      Dividends.   The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 27, 2001, payable on August 6, 2001, to holders of record on July 9, 2001. The dividend declared on March 7, 2001 was paid on April 16, 2001.

      Outlook

      Our customers’ production schedules in North America, our largest market, were approximately 13% lower in the second quarter of 2001 and 17% lower in the first six months of 2001 than the comparable periods in 2000. In view of this lower production, as well as the weaker U.S. and European aftermarket and weaker euro, our sales decreased by 13% during the first six months of 2001. Such adverse conditions may continue for an extended period of time. If they continue, these conditions could result in additional continued revenue declines and could adversely affect our earnings and financial condition. In light of the current market conditions, lower industry volumes and other factors, orders from our North American vehicle customers in 2001 are forecasted to be lower than the levels in 2000. We expect our 2001 sales to be approximately 10% lower year over year. Reflecting our operating leverage, we expect net income and operating cash flow will be significantly lower than 2000, excluding the effects of any major portfolio actions.

      To mitigate these impacts, Delphi has been implementing productivity improvements and streamlining activities designed to reduce overhead and improve manufacturing processes. These initiatives include: continued consolidation of divisional and regional headquarters staffs and facilities, rationalization of existing facilities into low cost regions where possible and elimination of supporting infrastructure; continued use of shared service models for support functions; utilization of web-based systems for procurement, logistics and inventory management; and elimination of warehouses and other inventory storage and distribution points for greater value chain efficiency. We intend that these actions will continue to reduce manufacturing and selling, general and administrative costs, but cannot assure you that such actions will be effective or sufficient to offset the impact of adverse market conditions.

      In addition to adverse conditions in our market, we depend on GM as a customer. GM accounted for 67% of our net sales for the six months ended June 30, 2001. Principally reflecting reduced GM vehicle production in North America, our sales to GM have declined since our separation from GM in 1999, and we expect our sales to GM to further decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline. In connection with our separation from GM in 1999, we entered into a supply agreement with GM affording us limited bidding rights on new GM products. Our rights under this supply agreement terminate on January 1, 2002. After the expiration of the supply agreement, we will bid for GM’s automotive parts business on the same basis as our competitors. To compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. Overall, we are currently projecting our sales beyond 2001 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Notwithstanding that we believe our quality has improved, a few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously stated. In particular, although we settled certain pre-Separation warranty claims with GM in September 2000, GM continues to assert pre-Separation warranty claims. We are challenging these claims. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from the recorded estimates.

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

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. Delphi’s balance sheet as of June 30, 2001 includes approximately $16 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. In accordance with the reorganization process, we are actively seeking repayment of these amounts, which we believe are collectible.

      During the first quarter of 2001, we recognized a permanent decline of approximately $12 million in the value of our investments in Korean joint ventures that have significant sales to this customer/business partner. At June 30, 2001, we have investments of approximately $110 million in these joint ventures. We are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our investments as of June 30, 2001 are recoverable. However, due to the significant uncertainty surrounding the outcome of the reorganization discussed above, the impact on our future results of operations and financial condition could differ materially from recorded estimates.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of global restructuring or other initiatives, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this 10-Q include: our ability to increase non-GM sales and achieve the labor benefits expected from our separation from GM; our ability to retain GM business; potential increases in our warranty costs; our ability to successfully implement our global restructuring plans; changes in the economic conditions or political environment in the markets in which we operate; currency exchange rate fluctuations; financial or market declines of our customers or significant business partners; labor disruptions or material shortages; the level of competition in the automotive industry; significant downturns in the automobile production rate; costs relating to legal and administrative proceedings; changes in laws or regulations pertaining to the automotive industry; our ability to realize cost savings expected to offset price reductions; our ability to make pension and other post-retirement payments at levels anticipated by management; our ability to successfully exit non-performing businesses and absorb contingent liabilities related to divestitures; our ability to complete and integrate acquisitions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; our ability to provide high quality products at competitive prices, to develop new products to meet changing consumer preferences and to meet changing vehicle manufacturers supply requirements on a timely, cost effective basis; and other factors, risks and uncertainties discussed in the Delphi Automotive Systems Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      There have been no material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000 except as described in Delphi’s Report on Form 10-Q for the three months ended March 31, 2001.

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Delphi was held on May 2, 2001. At the meeting, the following matters were submitted to a vote of the stockholders of Delphi:

(1)	The election of five directors to serve for a three-year term beginning at the 2001 Annual Stockholders’ Meeting and expiring at the 2004 Annual Stockholders’ Meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Oscar de Paula Bernardes Neto	478,104,463	7,892,139

Dr. Bernd Gottschalk	475,010,027	10,986,575

John D. Opie	479,005,593	6,991,009

Roger S. Penske	475,539,428	10,457,174

Patricia C. Sueltz	478,626,708	7,369,894

(2)	The ratification of the appointment of Deloitte & Touche LLP as Delphi’s independent public accountants for the year ending December 31, 2001.

For	Against	Abstain

475,278,692	7,922,494	2,795,416

(3)	A stockholder proposal recommending that Delphi shall not adopt or maintain any poison pill designed to block the acquisition of stock in excess of a specified amount, unless such a plan or agreement has been previously approved by a majority stockholder vote at a stockholders’ meeting as a separate resolution.

For	Against	Abstain	Non-Vote

213,107,222	196,942,093	6,530,083	69,417,204

(4)	A stockholder proposal requesting that the Delphi Board of Directors report on the development of its code of standards for its international operations to the stockholders by October 2001.

For	Against	Abstain	Non-Vote

27,426,469	365,041,255	24,111,674	69,417,204

(5)	A stockholder proposal requesting that the compensation approach for Officers and Directors of Delphi be changed to eliminate incentives and bonuses.

For	Against	Abstain	Non-Vote

21,031,296	387,985,849	7,562,253	69,417,204

(6)	A stockholder proposal requesting that the Delphi Board of Directors enact annual election of each director as a by-law.

For	Against	Abstain	Non-Vote

239,528,504	170,745,203	6,305,691	69,417,204

(7)	A stockholder proposal made from the floor of the meeting that Delphi report on certain matters regarding the recommendations of third parties as to matters presented for action at the meeting, the qualifications of the audit committee, and stock ownership and voting information as to certain shareholders.

For	Against	Abstain

*	485,996,412	*

*	In the vote on this proposal, which was made from the floor of the meeting, individual ballots were inadvertently not distributed at the Annual Meeting. The shares listed as voting against the proposal (constituting in excess of 99% if the votes present and actually voting at the meeting), however, were voted using the proxies solicited by the Board of Directors pursuant to the discretionary voting authority granted in the proxies. Even if all of the shares which at the meeting were voted on other matters pursuant to ballots had been voted in favor of the proposal, the proposal would still have been defeated, as such votes constituted less than 1% of the total votes present and actually voting at the meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit
Number	Exhibit Name

10 (a)	Consulting Agreement with Director dated May 4, 2001

10 (b)	364-Day Third Amended and Restated Competitive Advance and Revolving Credit Facility dated June 22, 2001

99	Press Release dated July 18, 2001 regarding quarterly earnings

(b)   REPORTS ON FORM 8-K

During the quarter for which this report is filed, Delphi filed the following reports on Form 8-K:

May 29, 2001, Form 8-K reporting under “Item 5. Other Events” the filing of information relating to Delphi’s offering of five-year notes.

May 31, 2001, Form 8-K reporting under “Item 5. Other Events” and “Item 7. Financial Statements and Exhibits” the filing of certain documents relating to Delphi’s offering of five-year notes.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION
(Registrant)

July 18, 2001	/s/ PAUL R. FREE
Paul R. Free, Chief Accounting Officer and Controller

Exhibit Index

Exhibit No.	Description

10(a)	Consulting Agreement with Director dated May 4, 2001

10(b)	364-Day Third Amended and Restated Competitive Advance and Revolving Credit Facility dated June 22, 2001

99	Press Release dated July 18, 2001 regarding quarterly earnings