Form 10-Q
period 2001-09-30
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2001-10-16
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No   .

As of September 30, 2001, there were 560,234,058 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

INDEX

		Page

	Part I — Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000	3

	Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Part II — Other Information

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signature		25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in millions, except per share amounts)

Net sales:

General Motors and affiliates	$4,238	$4,682	$13,328	$15,844

Other customers	1,991	1,966	6,380	6,386

Total net sales	6,229	6,648	19,708	22,230

Less operating expenses:

Cost of sales, excluding items listed below	5,540	5,773	17,465	18,825

Selling, general and administrative	348	420	1,089	1,289

Depreciation and amortization	260	225	831	686

Restructuring (Note 2)	—	—	536	—

Acquisition-related in-process research and development (Note 3)	—	—	—	51

Total operating expenses	6,148	6,418	19,921	20,851

Operating income (loss)	81	230	(213)	1,379

Less interest expense	57	42	169	127

Other income, net	17	48	23	116

Income (loss) before income taxes	41	236	(359)	1,368

Income tax expense (benefit)	15	88	(120)	506

Net income (loss)	$26	$148	$(239)	$862

Earnings (loss) per share (Note 1)

Basic	$0.05	$0.26	$(0.43)	$1.54

Diluted	$0.05	$0.26	$(0.43)	$1.53

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	December 31,
	(Unaudited)	2000

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$758	$760

Accounts receivable, net:

General Motors and affiliates	3,525	3,308

Other customers	1,851	2,050

Inventories, net (Note 4)	1,803	1,707

Deferred income taxes	635	569

Prepaid expenses and other	166	209

Total current assets	8,738	8,603

Long-term assets:

Property, net	5,712	5,718

Deferred income taxes	2,212	2,043

Other	2,271	2,157

Total assets	$18,933	$18,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$1,423	$1,559

Accounts payable	3,122	2,871

Restructuring obligations (Note 2)	217	—

Accrued liabilities	1,702	1,813

Total current liabilities	6,464	6,243

Long-term liabilities:

Long-term debt	2,092	1,623

Postretirement benefits other than pensions	4,864	4,573

Other	2,226	2,316

Total liabilities	15,646	14,755

Stockholders’ equity (Note 7):

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2001 and 2000	6	6

Additional paid-in capital	2,450	2,450

Retained earnings	1,513	1,869

Other comprehensive income	(592)	(463)

Treasury stock, at cost (4.8 million and 5.2 million shares in 2001 and 2000, respectively)	(90)	(96)

Total stockholders’ equity	3,287	3,766

Total liabilities and stockholders’ equity	$18,933	$18,521

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

	(in millions)

Cash flows from operating activities:

Net income (loss)	$(239)	$862

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	831	686

Restructuring	536	—

Acquisition-related in-process research and development	—	51

Changes in operating assets and liabilities:

Accounts receivable, net	38	(140)

Inventories, net	(66)	(130)

Prepaid expenses and other	67	144

Deferred income taxes	(244)	259

Accounts payable	231	(12)

Restructuring obligations	(250)	—

Accrued liabilities	(142)	(1,293)

Other long-term liabilities	202	(139)

Other	(80)	(62)

Net cash provided by operating activities	884	226

Cash flows from investing activities:

Capital expenditures	(734)	(927)

Cost of acquisitions, net of cash acquired	(313)	(897)

Other	(5)	105

Net cash used in investing activities	(1,052)	(1,719)

Cash flows from financing activities:

Net proceeds from (repayments of) borrowings under credit facilities and other debt	(174)	1,066

Net proceeds from issuance of debt securities	498	—

Dividend payments	(117)	(118)

Issuance (purchase) of treasury stock, net	6	(64)

Other	—	(95)

Net cash provided by financing activities	213	789

Effect of exchange rate fluctuations on cash and cash equivalents	(47)	(115)

Decrease in cash and cash equivalents	(2)	(819)

Cash and cash equivalents at beginning of period	760	1,546

Cash and cash equivalents at end of period	$758	$727

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)

Weighted average shares outstanding	560,180	559,952	559,975	561,368

Effect of dilutive securities	5,581	2,483	—	2,976

Diluted shares outstanding	565,761	562,435	559,975	564,344

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 5, 2001, which was paid on October 16, 2001, to holders of record on September 17, 2001. The dividend declared on June 27, 2001 was paid on August 6, 2001.

      Recently Issued Accounting Pronouncements — On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The statement requires that all future business combinations be accounted for using the purchase method of accounting and that certain acquired intangible assets in a business combination are recognized as assets apart from goodwill. Effective July 1, 2001, we adopted SFAS No. 141, which did not impact our financial position or results of operations.

      Also on July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We will adopt SFAS No. 142 effective January 1, 2002. As required by SFAS No. 142, we will cease amortization of purchased goodwill effective January 1, 2002. At September 30, 2001, our unamortized purchased goodwill was approximately $630 million. Application of the non-amortization provisions of SFAS No. 142 would have increased our diluted earnings per share by $0.01 and decreased our loss per share by $0.04, respectively, for the three months and nine months ended September 30, 2001 if such provisions had been adopted at the beginning of the period. As required by SFAS No. 142, during 2002 we will perform the required impairment tests of goodwill and indefinite-lived intangible assets. Until those tests are performed and other transitional issues are finalized, we are unable to estimate the effect that the initial adoption of this statement will have on our financial position or results of operations.

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

      The restructuring charge of $536 million included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entail the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. During the first quarter, employees at impacted locations were informed of the restructuring initiatives. We have communicated benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of September 30, 2001, approximately 8,500 employees had been separated under the plans including 3,300 U.S hourly employees, 1,900 U.S. salaried employees and 3,300 non-U.S. employees. We expect an additional 1,000 to 1,500 employees to separate during the fourth quarter of 2001, with the remainder during the first quarter of 2002. The employee cost component for the U.S. hourly plans recorded in the first quarter of 2001 included accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” These accruals were based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation. Although our actual experience on a plant-by-plant basis has varied from our original assumptions, our overall estimates regarding the total number of employees impacted and related costs remain appropriate. We continue to work with our unions on specifics regarding our assumptions for the remaining impacted employees. In the event our plant-by-plant results vary in a manner that changes the overall totals or our negotiations with our unions change our assumptions, we will, as required by SFAS No. 112, revise our estimates of impacted employees and related postemployment benefit costs.

      Of the $536 million restructuring charge, we expect to pay approximately $450 million in cash; the balance consists primarily of special termination pension and postretirement benefits. During the third quarter of 2001, our restructuring obligations decreased by $109 million. Third quarter payments were $98 million related to employee costs and $10 million related to other exit costs. In the third quarter, non-cash charges were $1 million for special termination pension and postretirement benefits. For the first nine months of 2001, we paid $234 million related to employee costs and $16 million in other exit costs. Non-cash charges were $69 million, with $62 million for special termination pension and postretirement benefits, and the balance for currency translation for the first nine months of 2001.

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

3.  ACQUISITIONS

          Delphi Connection Systems-Specialty Electronics

      On June 4, 2001, we purchased Specialty Electronics, Inc., now Delphi Connection Systems-Specialty Electronics, for approximately $22 million. The acquisition was accounted for under the purchase method of accounting. Delphi Connection Systems-Specialty Electronics is a provider of electronic connector products and customized interconnect solutions to the telecommunications, computer, industrial electronics, medical and automotive markets, which complements Delphi’s strategic expansion into new markets.

          Delphi Mechatronic Systems

      On March 30, 2001, Delphi acquired substantially all of the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. The purchase price is subject to adjustment for certain post-closing events. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry with 2000 sales of $320 million, primarily in North America. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition has been accounted for using the purchase method of accounting and therefore the purchase price has been allocated preliminarily to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Mechatronic Systems are included in our consolidated financial statements from the acquisition date. The $131 million of excess consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years. We will discontinue the amortization of goodwill on January 1, 2002 when we adopt the provisions of SFAS No. 142, as discussed in Note 1.

      The purchase price and related allocations are preliminary and may be revised up to one year from the date of acquisition. Delphi can provide no assurances as to whether any revisions to the preliminary purchase price and related allocations will be material. Adjustments to the purchase price and related preliminary allocations may occur as a result of obtaining more information regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase agreement, and revisions of preliminary estimates of fair values made at the date of purchase. We are evaluating how the acquired operations will be integrated into our overall business strategy and are in the process of developing a plan for restructuring those operations. It is possible that our integration plan, when finalized, will impact the preliminary purchase price allocations.

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

      The pro forma effects of these acquisitions would not be significantly different from reported results.

      4.  INVENTORIES, NET

      Inventories, net consisted of:

	September 30,	December 31,
	2001	2000

	(in millions)

Productive material, work-in-process and supplies	$1,786	$1,689

Finished goods	313	314

Total inventories at FIFO	2,099	2,003

Less allowance to adjust the carrying value of certain inventories to LIFO	(296)	(296)

Total inventories, net	$1,803	$1,707

      At September 30, 2001, inventories, net include inventories related to Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics of $34 million.

5.  DERIVATIVES AND HEDGING ACTIVITIES

      Effective January 1, 2001, Delphi adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income (“OCI”) by $14 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

      Delphi is exposed to market risk, such as fluctuations in currency exchange rates, commodity prices and changes in interest rates. To manage the volatility relating to these exposures, we aggregate the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within our operations, we enter into various derivative transactions pursuant to our risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our documented policy. We do not hold or issue derivative financial instruments for trading purposes.

      Delphi has currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our currency hedging activities is to manage the volatility associated with forecasted currency purchases and sales. Principal currencies hedged include the Mexican peso, Canadian dollar, euro, Japanese yen, Singapore dollar, and Brazilian real. We primarily utilize forward exchange contracts with maturities of less than 18 months, which qualify as cash flow hedges.

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

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in OCI as of September 30, 2001, including the transition adjustment, were $23 million after-tax ($36 million pre-tax). Of this pre-tax total, a gain of approximately $7 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $37 million is expected to be included in subsequent periods. A loss of approximately $6 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the first quarter of 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

      In 2000, we entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted inventory purchases. Although these derivatives are effective as economic hedges of our commodity price exposures, due to differences in pricing terms between the derivative instruments and the forecasted purchases, the SFAS No. 133 effectiveness threshold was not met. The change in fair value of these instruments was included in cost of sales as of September 30, 2001, but was not significant. These contracts settle during 2001. We have changed the pricing terms of the related commodity purchases such that future hedges are expected to qualify for hedge accounting.

6.  LONG-TERM DEBT

      In June 2001, we issued 6.55% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on June 15, 2006. We will pay interest on the Notes on June 15 and December 15 of each year beginning December 15, 2001. The Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi.

7.  STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the nine months ended September 30, 2001 were:

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(in millions)

Balance at January 1, 2001	565	$6	$2,450	$1,869	$(463)	$(96)	$3,766

Net loss for the first quarter	—	—	—	(429)	—	—	(429)

Net income for the second quarter	—	—	—	164	—	—	164

Net income for the third quarter	—	—	—	26	—	—	26

Currency translation adjustments, net of tax	—	—	—	—	(106)	—	(106)

Cumulative effect of accounting change, net of tax (Note 5)	—	—	—	—	14	—	14

Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	(37)	—	(37)

Total comprehensive loss							(368)

Net shares issued for employee benefit plans	—	—	—	—	—	6	6

Dividends	—	—	—	(117)	—	—	(117)

Balance at September 30, 2001	565	$6	$2,450	$1,513	$(592)	$(90)	$3,287

8.  SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile
	Communications

		Other		Safety,
		Electronics &		Thermal &
	Mobile	Mobile		Electrical	Dynamics &
	MultiMedia(a)	Communication	Total	Architecture	Propulsion		Other(b)		Total

	(in millions)

For the Three Months Ended:
September 30, 2001

Net sales to GM and affiliates	$63	$721	$784	$1,345	$2,109		$—		$4,238

Net sales to other customers	12	255	267	785	834		105		1,991

Inter-sector net sales	—	118	118	28	51		(197)		—

Total net sales	$75	$1,094	$1,169	$2,158	$2,994		$(92)		$6,229

Operating income (loss)	$(10)	$73	$63	$60	$(27)		$(15)		$81

September 30, 2000

Net sales to GM and affiliates	$109	$768	$877	$1,467	$2,338		$—		$4,682

Net sales to other customers	5	255	260	730	862		114		1,966

Inter-sector net sales	—	134	134	31	51		(216)		—

Total net sales	$114	$1,157	$1,271	$2,228	$3,251		$(102)		$6,648

Operating income (loss)	$(2)	$103	$101	$77	$57		$(5)		$230

For the Nine Months Ended:
September 30, 2001

Net sales to GM and affiliates	$254	$2,208	$2,462	$4,238	$6,628		$—		$13,328

Net sales to other customers	34	775	809	2,478	2,770		323		6,380

Inter-sector net sales	—	376	376	94	153		(623)		—

Total net sales	$288	$3,359	$3,647	$6,810	$9,551		$(300)		$19,708

Operating income (loss)	$(20)	$247 (c)	$227	$236 (c)	$(9	)(c)	$(68	)(c)	$386	(c)

September 30, 2000

Net sales to GM and affiliates	$194	$2,727	$2,921	$5,082	$7,839		$2		$15,844

Net sales to other customers	10	772	782	2,380	2,893		331		6,386

Inter-sector net sales	—	351	351	105	146		(602)		—

Total net sales	$204	$3,850	$4,054	$7,567	$10,878		$(269)		$22,230

Operating income (loss)	$(18)	$409	$391	$539	$532	(d)	$(32)		$1,430	(d)

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile MultiMedia develops products designed to bring the Internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the first quarter 2001 restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(d)	Excludes the first quarter 2000 one-time, non-cash charge for Dynamics & Propulsion of $51 million resulting from acquisition-related in-process research and development.

9.  COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, employment-related matters and environmental matters. A few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously. In particular, although we settled certain pre-Separation warranty claims with General Motors (“GM”) in September 2000, GM has asserted higher levels of pre-Separation warranty claims. We are continuing to challenge these claims and have met and discussed them with GM. Although no resolution has yet been reached, future meetings are planned. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from recorded estimates.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $32 million in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties have filed notices of appeal and briefs with the Ninth Circuit Court of Appeals. We plan to vigorously appeal the district court’s judgment. While legal proceedings are subject to inherent uncertainty, we believe we have valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

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

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/ business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. In addition, in September 2001 this customer/business partner entered into a non-binding memorandum of understanding with a third party relating to forming a new company, which would purchase selected assets and businesses of this customer/business partner and would assume a portion of the liabilities. Delphi’s balance sheet as of September 30, 2001 includes approximately $15 million of accounts receivable from this customer/ business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. We are actively seeking repayment of these amounts, which we believe are collectible.

      During the first quarter of 2001, we recognized a permanent decline of approximately $12 million in the value of our investments in Korean joint ventures that have significant sales to this customer/business partner. At September 30, 2001, we have investments of approximately $110 million in these joint ventures. Based upon the recent events, we are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our investments as of September 30, 2001 are recoverable. However, due to the significant uncertainty surrounding the outcome of the reorganization and the memorandum of understanding discussed above, the impact on our future results of operations and financial condition could differ materially from recorded estimates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

      Low vehicle production volumes in North America, our largest market, continue to present a challenging operating environment for Delphi. Throughout 2001, vehicle production has been at a lower level than last year. In addition, as a result of very uncertain market conditions and the aftershock of the September terrorist attacks, management is making additional course corrections to continue to achieve our objectives. We are continuing to implement the global restructuring plans that were approved in the first quarter of 2001, discussed in more detail below. The effects of the restructuring activities as well as other cost savings initiatives are resulting in reduced structural costs. In a soft vehicle production environment, we believe the keys to our success are reducing our costs, addressing our under-performing businesses and continuing to aggressively diversify and grow our customer base.

Global Restructuring Plans and Impairment Charges

      As a result of weakening industry conditions and the decision to more rapidly implement Delphi’s long-term portfolio plans, on March 29, 2001, we announced global restructuring plans designed to reduce structural costs, improve the earnings power of Delphi’s portfolio of businesses and streamline structure. The plans include intentions to sell, close or consolidate nine plants, downsize the work force at more than 40 other facilities, and exit selected under-performing and non-core products. The restructuring plans are expected to reduce Delphi worldwide employment by approximately 11,500 positions. The plans include exiting businesses across all sectors with sales totaling approximately $900 million, representing approximately 20% of the $4 billion to $5 billion of businesses that have been under management’s portfolio review. The actions comprising the restructuring plans will take place by the end of the first quarter of 2002. In connection with the restructuring plans, we recognized restructuring charges of approximately $536 million in the first quarter of 2001. We will realize the benefits of our restructuring actions in late 2001 and in 2002 and beyond.

      During the quarter, Delphi made additional progress on these plans, consolidating the thermal operation in Piracicaba, Brazil and selling the aerospace cable and wiring business in Fort Defiance, Arizona. Restructuring plan related headcount reductions totaled 3,700 during the quarter, bringing total employee separations to 8,500 in 2001. Delphi expects an additional 1,000 to 1,500 employees to separate this year, with the balance of separations occurring in the first quarter of 2002. In addition to restructuring related actions, Delphi also divested its presence in two joint ventures in China and will exit a joint venture in Brazil. Delphi also closed a Kent, Washington warehouse facility as part of ongoing structural cost reduction initiatives. These actions bring Delphi’s total restructuring and portfolio related actions in 2001 to approximately $1.1 billion in sales.

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

     Three Months Ended September 30, 2001 versus Three Months Ended September 30, 2000

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the three months ended September 30, 2001 and 2000 were:

	Three Months Ended
	September 30,

Product Sector	2001	2000	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$75	$114	$(39)

Other Electronics & Mobile Communication	1,094	1,157	(63)

Total Electronics & Mobile Communication	1,169	1,271	(102)

Safety, Thermal & Electrical Architecture	2,158	2,228	(70)

Dynamics & Propulsion	2,994	3,251	(257)

Other	(92)	(102)	10

Consolidated net sales	$6,229	$6,648	$(419)

      Consolidated net sales for the third quarter of 2001 were $6.2 billion compared to $6.6 billion for the same period of 2000. Our reduced sales primarily reflect weak North American vehicle production schedules. Consolidated net sales were moderately impacted by the September terrorist attacks. In addition, sales were affected by ongoing softening of U.S. and European aftermarket demand and year over year weaknesses in the euro. Net sales to GM declined by $0.4 billion, principally due to reduced vehicle production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. Our non-GM sales increased by $25 million or 1.3% despite weaker markets and currency exchange factors. As a percent of our total revenue for the third quarter of 2001, our non-GM sales were 32% compared to 30% for the third quarter of 2000, which reflects our continued focus on diversifying our customer base. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $152 million, or 2.3% for the third quarter of 2001 compared to approximately $126 million or 1.9% for the third quarter of 2000. Net sales for Mobile MultiMedia decreased by $39 million or 34% compared to the third quarter of 2000 principally due to customers’ decisions to delay product launches originally scheduled for the third quarter and a decline in demand during the quarter for certain telematics products.

      Gross Margin. Our gross margin was 11.1% for the third quarter of 2001 compared to gross margin of 13.2% for the comparable period of 2000. The decline reflects the negative impact of inefficiencies resulting from overall lower production volumes, including late-quarter schedule reductions, and customer-driven price reductions partially offset by increased manufacturing productivity. Unusual logistics and manufacturing costs incurred after the September terrorist attacks also impacted our results.

      Selling, General and Administrative. Selling, general and administrative expenses of $348 million, 5.6% of third quarter 2001 total net sales, decreased by $72 million or 17% from the third quarter of 2000. The decrease primarily results from aggressive cost reduction efforts partially offset by $3 million of incremental expenses related to Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics acquired in 2001.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 2000 amounts, primarily represents the impact of ongoing capital expenditures.

      Operating Income. Operating income was $81 million for the third quarter of 2001 compared to $230 million for the third quarter of 2000. Our operating income by product sector was:

	Three Months Ended
	September 30,

Product Sector	2001	2000

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(10)	$(2)

Other Electronics & Mobile Communication	73	103

Total Electronics & Mobile Communication	63	101

Safety, Thermal & Electrical Architecture	60	77

Dynamics & Propulsion	(27)	57

Other	(15)	(5)

Total operating income	$81	$230

      The decrease in operating income by sector from 2000 primarily reflects much lower production volumes and customer-driven price reductions partially offset by reductions of selling, general and administrative expenses and strong manufacturing productivity. Mobile MultiMedia continues to report an operating loss, reflective of the ongoing high level of investment in engineering and research and development related to our book of future business of this high–tech business line.

      Taxes. Our effective tax rate for the third quarter of 2001 was 37% consistent with the comparable period of 2000.

      Net Income. Our net income was $26 million for the third quarter of 2001 as compared to $148 million for the third quarter of 2000.

      Earnings Per Share. Basic and diluted earnings per share were $0.05 for the third quarter of 2001 compared to basic and diluted earnings per share of $0.26 for the third quarter of 2000.

     Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

      Net Sales. Consolidated net sales and changes in net sales by product sector and in total for the nine months ended September 30, 2001 and 2000 were:

	Nine Months Ended
	September 30,

Product Sector	2001	2000	Change

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$288	$204	$84

Other Electronics & Mobile Communication	3,359	3,850	(491)

Total Electronics & Mobile Communication	3,647	4,054	(407)

Safety, Thermal & Electrical Architecture	6,810	7,567	(757)

Dynamics & Propulsion	9,551	10,878	(1,327)

Other	(300)	(269)	(31)

Consolidated net sales	$19,708	$22,230	$(2,522)

      Consolidated net sales for the first nine months of 2001 were $19.7 billion compared to $22.2 billion for the same period of 2000. Our reduced sales primarily reflect weak North American vehicle production schedules, softening of U.S. and European aftermarket demand and year over year weaknesses in the euro. Net sales to GM declined by $2.5 billion, principally due to reduced vehicle production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. Our non-GM sales decreased by $6 million principally due to currency exchange factors, particularly weakness in the euro, and the soft North American vehicle market. As a percent of our total revenue for the nine months ended September 30, 2001, our non-GM sales were 32% compared to 29% for the same period in 2000, which reflects our continued focus on diversifying our customer base. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $468 million, or 2.1% for the first nine months of 2001 compared to approximately $376 million or 1.7% for the first nine months of 2000. Mobile MultiMedia continued to generate solid sales growth, increasing net sales from $204 million for the first nine months of 2000 to $288 million in 2001, a 41% increase.

      Gross Margin. Our gross margin was 11.4% for the first nine months of 2001 compared to gross margin of 15.3% for the comparable period of 2000. The decline reflects the negative impact of inefficiencies resulting from uneven customer build schedules and less favorable mix content per vehicle in the first quarter of 2001, and overall lower production volumes, which were partially offset by stronger manufacturing productivity. Unusual logistics and manufacturing costs incurred after the September terrorist attacks also impacted our results in the third quarter.

      Selling, General and Administrative. Selling, general and administrative expenses of $1.1 billion, 5.5% of total net sales for the first nine months of 2001, decreased by $200 million or 16% from the first nine months of 2000. The decrease primarily results from aggressive cost reduction efforts partially offset by $7 million of incremental expenses related to Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics acquired in 2001.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 2000 amounts, primarily represents the impact of ongoing capital expenditures and long-lived asset write-downs of $63 million recorded as part of the global restructuring plans. We anticipate the restructuring plans and our expected lower 2001 spending levels will slightly reduce, but not significantly change, our depreciation and amortization expense trend.

      Restructuring. In the first quarter of 2001, Delphi approved global restructuring plans which included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). Through September 30, 2001, we paid $234 million related to employee costs and $16 million in other exit costs. We also had $69 million of non-cash charges, with $62 million for special termination pension and postretirement benefits, and the balance for currency translation.

      The plans entail the elimination of approximately 11,500 positions worldwide (5% percent of our global workforce), comprised of 5,600 U.S. hourly employees (10% of U.S. hourly employees), 2,000 U.S. salaried employees (11% of U.S. salaried employees), and 3,900 employees in non-U.S. locations. Our restructuring plans also include the sale, closure or consolidation of nine plants. Through June 30, 2001, we had closed, sold or consolidated plants in Ande, France; Betim, Brazil; Casoli, Italy; Robertsdale, Alabama; and Saginaw, Michigan. In the third quarter of 2001, we sold the plant in Fort Defiance, Arizona and consolidated the thermal operations in Piracicaba, Brazil. The remaining two plants located in Bochum, Germany and Southampton, United Kingdom will be closed, sold or consolidated by March 31, 2002. The plans also entail downsizing our workforce in more than 40 other facilities and exiting certain selected products.

      In the first quarter of 2001, employees at impacted locations were informed of the restructuring initiatives. We have communicated benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of September 30, 2001, approximately 8,500 employees had been separated under the plans including 3,300 U.S. hourly employees, 1,900 U.S. salaried employees and 3,300 non-U.S. employees. We expect an additional 1,000 to 1,500 employees to separate during the fourth quarter of 2001, with the remainder during the first quarter of 2002. The employee cost component for the U.S. hourly plans recorded in the first quarter of 2001 included accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” These accruals were based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation. Although our actual experience on a plant-by-plant basis has varied from our original assumptions our overall estimates regarding the total number of employees impacted and related costs remain appropriate. We continue to work with our unions on specifics regarding our assumptions for the remaining impacted employees. In the event our plant-by-plant results vary in a manner that changes the overall totals or our negotiations with our unions change our assumptions, we will, as required by SFAS No. 112, revise our estimates of impacted employees and related postemployment benefit costs. We expect to begin to realize savings related to these headcount reductions in late 2001 with estimated ongoing annual net savings expected to grow in 2002 and 2003 to more than $300 million (after-tax) by late-2003. These savings are expected to be realized as reductions in cost of sales and selling, general and administrative expenses.

      Operating Income (Loss). Operating loss was $(213) million for the first nine months of 2001 compared to $1,379 million of operating income for the first nine months of 2000. To facilitate analysis of our operating income by product sector, we have excluded the 2001 restructuring charges of $536 million and asset impairments of $63 million and the 2000 one-time non-cash charge of $51 million resulting from acquisition-related in-process research and development from the information presented below:

	Nine Months Ended
	September 30,

Product Sector	2001(a)	2000(b)

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(20)	$(18)

Other Electronics & Mobile Communication	247	409

Total Electronics & Mobile Communication	227	391

Safety, Thermal & Electrical Architecture	236	539

Dynamics & Propulsion	(9)	532

Other	(68)	(32)

Total operating income	$386	$1,430

(a)	Excludes the first quarter 2001 restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(b)	Excludes the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development for Dynamics & Propulsion.

      The decrease in operating income by sector from 2000 primarily reflects inefficiencies resulting from uneven customer build schedules in North America and less favorable mix content per vehicle during the first quarter of 2001, much lower production volumes, and customer-driven price reductions partially offset by reductions of selling, general and administrative expenses and strong manufacturing productivity. Mobile MultiMedia continues to report an operating loss, reflective of the ongoing high level of investment in engineering and research and development related to our book of future business of this high-tech business line.

      Taxes. Our effective tax rate for the first nine months of 2001 was 36% excluding the restructuring and impairment charges compared to 37% for the comparable period of 2000. The decrease reflects the impact of tax planning initiatives. Our effective tax rate including the restructuring and impairment charges was 33%, reflecting the inability to fully tax effect the restructuring initiatives in certain jurisdictions.

      Net Income (Loss). Our net loss was $(239) million for the first nine months of 2001 as compared to net income of $862 million for the first nine months of 2000. Excluding restructuring and impairment charges of $404 million after-tax, net income for the first nine months of 2001 would have been $165 million compared to $894 million for the first nine months of 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development.

      Earnings (Loss) Per Share. Basic and diluted loss per share was $(0.43) for the first nine months of 2001 compared to basic and diluted earnings per share of $1.54 and $1.53, respectively, for the first nine months of 2000. Excluding restructuring and impairment charges of $404 million after-tax, basic and diluted earnings per share for the first nine months of 2001 would have been $0.29 per share compared to basic and diluted earnings per share of $1.59 and $1.58, respectively, for the first nine months of 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development.

Liquidity and Capital Resources

     Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.8) billion at September 30, 2001 compared to $(2.4) billion at December 31, 2000. The change in our net liquidity was principally due to the incremental borrowings incurred to finance the Delphi Mechatronic Systems acquisition and $175 million of payments to GM for separation related costs. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 51.7% at September 30, 2001 and 45.8% at December 31, 2000. The change in our ratio of total debt to total capital was primarily due to the impact of the restructuring and impairment charges as well as incremental borrowings to finance the Delphi Mechatronic Systems acquisition and the GM payment.

      Of the $536 million restructuring charge, we expect to pay approximately $450 million in cash; the balance consists primarily of special termination pension and postretirement benefits. During the three and nine months ended September 30, 2001, we paid $98 million and $234 million, respectively, related to employee costs and $10 million and $16 million, respectively, in other exit costs. We expect to pay up to an additional $75 million during the fourth quarter of 2001 and the remainder in 2002. Requirements for working capital, acquisitions, capital expenditures, dividends, repayment of debt securities, separation related obligations and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our credit facilities and other available financing sources as necessary.

     Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires in June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2002. As of September 30, 2001, we had no amounts outstanding under our Credit Facilities. Utilizing the Credit Facilities as back-up, Delphi implemented $2.5 billion of worldwide commercial paper programs, under which $1.0 billion was outstanding as of September 30, 2001. Delphi also has approximately $165 million available under uncommitted lines of credit, under which $120 million was outstanding as of September 30, 2001.

      In June 2001, we issued 6.55% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on June 15, 2006. We will pay interest on such Notes on June 15 and December 15 of each year beginning December 15, 2001. The proceeds of the Notes were used to reduce our commercial paper borrowings, including approximately $0.3 billion arising from the purchase of Delphi Mechatronic Systems. The Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi.

     Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.9 billion for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $0.2 billion for the nine months ended September 30, 2000. Cash provided by operating activities in the first nine months of 2001 resulted from improved working capital management partially offset by a $175 million payment to GM in the second quarter for previously recorded separation related obligations for pension and other postretirement benefits. Net cash provided by operating activities for the first nine months of 2000 was $2.0 billion before the impact of a $1.1 billion voluntary contribution to our hourly pension plan and separation related payments to GM of $0.7 billion related to pension and other postretirement benefits.

      Investing Activities. Cash flows used in investing activities totaled $1.1 billion and $1.7 billion for the nine months ended September 30, 2001 and 2000, respectively. The use of cash in the first nine months of 2001 reflects the acquisitions of Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics for approximately $0.3 billion. The cash use also reflects capital expenditures related to ongoing operations. The use of cash in the first nine months of 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for an aggregate of approximately $0.9 billion and capital expenditures related to ongoing operations.

      Financing Activities. Net cash provided by financing activities was $0.2 billion and $0.8 billion for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities during the first nine months of 2001 represented the net proceeds from the $500 million Note offering partially offset by repayments of our uncommitted lines of credit and commercial paper and dividend payments. Cash provided by financing activities for the first nine months of 2000 included borrowings under our commercial paper program used to make separation related payments to GM for pension and other postretirement benefits.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 5, 2001, which was paid on October 16, 2001, to holders of record on September 17, 2001. The dividend declared on June 27, 2001 was paid on August 6, 2001.

     Outlook

      Our customers’ production schedules in North America, our largest market, were approximately 6% lower in the third quarter of 2001 and 13% lower in the first nine months of 2001 than the comparable periods in 2000. In view of this lower production, as well as the weaker U.S. and European aftermarket and weaker euro, our sales decreased by 11% during the first nine months of 2001 compared to the same period in 2000. Such adverse conditions may continue for an extended period of time. In addition, the September terrorist attacks may lead to further declines in production volumes or a United States consumer recession given weakening economic indicators prior to the tragedy. These conditions could result in additional continued revenue declines and could adversely affect our earnings and financial condition. In light of the current market conditions, lower industry volumes and other factors, orders from our North American vehicle customers in 2001 are forecasted to be lower than the levels in 2000. We expect our 2001 sales to be approximately 10% lower year over year. Reflecting our operating leverage, we expect net income and operating cash flow will be significantly lower than 2000, excluding the effects of any major portfolio actions.

      To mitigate these conditions, Delphi has been implementing productivity improvements and streamlining activities designed to reduce overhead and improve manufacturing processes. These initiatives include: continued consolidation of divisional and regional headquarters staffs and facilities, rationalization of existing facilities into low cost regions where possible and elimination of supporting infrastructure; continued use of shared service models for support functions; utilization of web-based systems for procurement, logistics and inventory management; and elimination of warehouses and other inventory storage and distribution points for greater value chain efficiency. We intend that these actions will continue to reduce manufacturing and selling, general and administrative costs, but cannot assure you that such actions will be effective or sufficient to offset the impact of adverse market conditions.

      In addition to adverse conditions in our market and the weakening economy as a whole, we depend on GM as a customer. GM accounted for 68% of our net sales for the nine months ended September 30, 2001. Principally reflecting reduced GM vehicle production in North America, our sales to GM have declined since our separation from GM in 1999. We also exited some businesses as part of our portfolio review process. Reflecting these and other factors we expect our sales to GM to further decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline. In connection with our separation from GM in 1999, we entered into a supply agreement with GM affording us certain bidding rights on new GM products. Our rights under this supply agreement terminate on January 1, 2002. After the expiration of the supply agreement, we will bid for GM’s automotive parts business on the same basis as our competitors. To compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. Excluding any effects from the erratic market signals subsequent to the September terrorist attacks, we are currently projecting our sales beyond 2001 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Notwithstanding that we believe our quality has improved, a few customers have advised Delphi that they intend to pursue warranty claims to a greater extent than previously stated. In particular, although we settled certain pre-Separation warranty claims with GM in September 2000, GM continues to assert pre-Separation warranty claims. We are continuing to challenge these claims and have met and discussed them with GM. Although no resolution has yet been reached, future meetings are planned. Accordingly, we cannot assure you that the future costs of warranty claims by GM or other customers will not be material. Although the outcome of these discussions is not predictable with assurance, we believe our established reserves are adequate to cover such warranty claims. However, the final amounts determined to be due related to these matters could differ materially from the recorded estimates.

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

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/ business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. In addition, in September 2001 this customer/ business partner entered into a non-binding memorandum of understanding with a third party relating to forming a new company, which would purchase selected assets and businesses of this customer/ business partner and would assume a portion of the liabilities. Delphi’s balance sheet as of September 30, 2001 includes approximately $15 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. We are actively seeking repayment of these amounts, which we believe are collectible.

      During the first quarter of 2001, we recognized a permanent decline of approximately $12 million in the value of our investments in Korean joint ventures that have significant sales to this customer/ business partner. At September 30, 2001, we have investments of approximately $110 million in these joint ventures. Based upon the recent events, we are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our investments as of September 30, 2001 are recoverable. However, due to the significant uncertainty surrounding the outcome of the reorganization and the memorandum of understanding discussed above, the impact on our future results of operations and financial condition could differ materially from recorded estimates.

Environmental Matters

      Delphi is subject to complex laws governing the protection of the environment and requiring investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at its manufacturing sites where contamination has been discovered. In addition, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. We may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. We cannot assure you that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Recently Issued Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The statement requires that all future business combinations be accounted for using the purchase method of accounting and that certain acquired intangible assets in a business combination are recognized as assets apart from goodwill. Effective July 1, 2001, we adopted SFAS No. 141, which did not impact our financial position or results of operations.

      Also on July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We will adopt SFAS No. 142 effective January 1, 2002. As required by SFAS No. 142, we will cease amortization of purchased goodwill effective January 1, 2002. At September 30, 2001, our unamortized purchased goodwill was approximately $630 million. Application of the non-amortization provisions of SFAS No. 142 would have increased our diluted earnings per share by $0.01 and decreased our loss per share by $0.04, respectively, for the three months and nine months ended September 30, 2001 if such provisions had been adopted at the beginning of the period. As required by SFAS No. 142, during 2002 we will perform the required impairment tests of goodwill and indefinite-lived intangible assets. Until those tests are performed and other transitional issues are finalized, we are unable to estimate the effect that the initial adoption of this statement will have on our financial position or results of operations.

      On August 15, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for any obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value and will be offset by an increase to the carrying amount of the related long-lived asset. This statement will be effective for Delphi for the year ending December 31, 2003. We are in the process of completing our analysis of this statement and are currently unable to estimate the effect this statement will have on our financial position or results of operations.

      On August 22, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” as well as certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by further clarifying certain of its provisions. SFAS No. 144 removes goodwill from SFAS 121’s scope and establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. We are required to adopt this statement for the year ending December 31, 2002 but early adoption is allowed. We are in the process of determining when we will adopt this statement and whether it will have a material effect on our results of operations or financial position.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of global restructuring or other initiatives, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this 10-Q include: our ability to increase non-GM sales and achieve the labor benefits expected from our separation from GM; our ability to retain GM business; potential increases in our warranty costs; our ability to successfully implement our global restructuring plans; changes in the economic conditions or political environment in the markets in which we operate; incremental costs, slowed automobile production or other effects that may occur as a result of the September terrorist attacks; currency exchange rate fluctuations; financial or market declines of our customers or significant business partners; labor disruptions or material shortages; the level of competition in the automotive industry; significant downturns in the automobile production rate; costs relating to legal and administrative proceedings; changes in laws or regulations pertaining to the automotive industry; our ability to realize cost savings expected to offset price reductions; our ability to make pension and other post-retirement payments at levels anticipated by management; our ability to successfully exit non-performing businesses and absorb contingent liabilities related to divestitures; our ability to complete and integrate acquisitions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; our ability to provide high quality products at competitive prices, to develop new products to meet changing consumer preferences and to meet changing vehicle manufacturers supply requirements on a timely, cost effective basis; and other factors, risks and uncertainties discussed in the Delphi Automotive Systems Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

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

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number		Exhibit Name

(3	)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereafter referred to as the “Registration Statement”).
(3	)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement
99		Press Release dated October 16, 2001 regarding quarterly earnings

(b)  REPORTS ON FORM 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELP	HI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

October 16, 2001

/s/ PAUL R. FREE
________________________________________ Paul R. Free, Chief Accounting Officer
and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereafter referred to as the “Registration Statement”).
(3)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement
99	Press Release dated October 16, 2001 regarding quarterly earnings