Form 10-K405
period 2001-12-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2002-02-12
CIK 1072342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐

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

     The notes and debentures identified above, as well as the 6.55% notes due June 15, 2006, are also listed for trading on the Luxembourg Stock Exchange.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of January 31, 2002, the aggregate market value of the registrant’s Common Stock, $ 0.01 par value per share, held by non-affiliates of the registrant was approximately $8.0 billion. The closing price of the Common Stock on January 31, 2002 as reported on the New York Stock Exchange was $14.29 per share. As of January 31, 2002, the number of shares outstanding of the registrant’s Common Stock was 560,241,156 shares.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2002 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2001, are incorporated by reference into Part III, Items 10-13.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

PART I

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

ITEM 1. BUSINESS

      Overview Delphi Automotive Systems Corporation (“Delphi”) is a world leading supplier of vehicle electronics, transportation components, integrated systems and modules, with 2001 net sales of $26.1 billion. We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. We sell our products to the major VMs around the world. We operate our business along three major product sectors, which work closely together to coordinate product development and marketing efforts. Our three product sectors are: Electronics & Mobile Communication, which includes our automotive electronics and audio and communication systems; Safety, Thermal & Electrical Architecture, which includes our safety, thermal and power and signal distribution products; and Dynamics & Propulsion, which includes our energy and engine management, chassis and steering products. See Note 13 to our consolidated financial statements included elsewhere in this report for additional product sector and geographical information.

      We also sell our products to the worldwide aftermarket for replacement parts. Delphi’s focus in the aftermarket is on electronics and electrically enhanced products and services, including vehicle electronics such as fuel pumps, oxygen sensors and injectors, diesel products and batteries, as well as thermal products and clutches. We are currently planning to offer consumer electronics such as Satellite Digital Audio Receivers, rear seat entertainment and MP-3 music playback capability by mid-2002. Delphi also intends to support the market with comprehensive service and diagnostic solutions for the installer.

      We are increasingly selling our products to non-VM customers, and believe there are additional non-VM markets in which we are primed to sell products. The possibility of growth in non-VM markets, which include medical, computer, telecommunications, military, aerospace, home appliances, agriculture, watercraft and construction, is fueled by our ability to leverage existing automotive technologies. We will continue to look for opportunities to use our base competencies beyond the automotive industry.

      History Delphi was incorporated in Delaware in late 1998, as a wholly owned subsidiary of General Motors Corporation (“GM”). Prior to January 1, 1999, GM conducted the business through various divisions and subsidiaries. Effective January 1, 1999, the assets and liabilities of the Delphi business sector were transferred to Delphi and its subsidiaries in accordance with the terms of a Master Separation Agreement to which Delphi and GM are parties (the “Separation Agreement”). We became an independent company during 1999 through a series of transactions (the “Separation”). The Separation occurred in two stages, the first of which involved an initial public offering (the “IPO”) on February 5, 1999, and the second of which involved the distribution of Delphi’s remaining shares owned by GM (the “Spin-Off”) on May 28, 1999.

      Global Restructuring Plans and Impairment Charges As a result of uncertain industry conditions and the decision to more rapidly implement Delphi’s long-term portfolio plans, in the first quarter of 2001, Delphi announced global restructuring plans designed to reduce structural costs, improve the earnings power of Delphi’s portfolio of businesses and streamline our structure. The plans include intentions to sell, close or consolidate nine plants, downsize the work force at more than 40 other facilities, and exit selected under-performing and non-core products. The headcount reductions included in the restructuring plans are approximately 88% complete; the remaining reductions will take place by the end of the first quarter of 2002. The restructuring plans are expected to reduce Delphi worldwide employment by approximately 11,500 positions. The plans include exiting businesses across all sectors with sales totaling approximately $900 million, representing approximately 20% of the $4 billion to $5 billion of businesses that have been under management’s portfolio review. In connection with the restructuring plans, we recognized restructuring charges of $536 million in the first quarter of 2001. Delphi began to realize the benefits of our restructuring actions in late 2001 with estimated ongoing annual net savings expected to grow in 2002 and 2003 to more than $300 million (after-tax) by late 2003.

      In the first quarter of 2001, we also recorded asset impairment charges of $63 million related to long-lived assets at the sites impacted by the restructuring plans. In addition, we recorded impairment charges of $18 million related to permanent declines in the value of certain joint ventures.

      As a result of these actions, we recorded total charges of $617 million ($404 million after-tax) during the first quarter of 2001.

      Through December 31, 2001, we had closed, sold or consolidated plants in Ande, France; Betim, Brazil; Casoli, Italy; Robertsdale, Alabama; Saginaw, Michigan; Fort Defiance, Arizona; Piracicaba, Brazil; and Bochum, Germany. The remaining plant located in Southampton, United Kingdom will be closed in the first quarter of 2002. As of December 31, 2001, approximately 10,100 employees had been separated under the plans, including 4,250 U.S. hourly employees, 1,950 U.S. salaried employees and 3,900 non-U.S. employees. The majority of these have been through mutual separations. We expect the remaining 1,400 employees to separate during the first quarter of 2002.

      In December 2000, we announced the review of approximately $4 billion to $5 billion of our portfolio. We have addressed $1.6 billion during 2001, $500 million of which was related to the generator business as discussed below, $900 million of which was through our global restructuring plans announced in March 2001 and the remainder of which was comprised of other divestitures in Brazil, the U.S., Venezuela, Japan, the United Kingdom, and China. In December 2001, we announced our intentions for the remaining $3 billion to $4 billion of businesses which include instrumentation and thermal systems. Delphi has signed a non-binding letter of intent to sell the $500 million generator business. In connection with the impairment of certain assets of this business which are held for sale, we have recorded an impairment charge of $194 million ($125 million after-tax) in the fourth quarter of 2001. The closing of the sale of the generator business is subject to entering into definitive agreements, as well as to union, customer, and due-diligence reviews, and is expected to occur in the first quarter of 2002.

      Delphi is also engaged in the process of divesting some or all of its $500 million instrumentation business, and for any portion of this business that is not divested Delphi would likely wind it down under a manufacturing agreement over several years. We expect to continue to implement initiatives to fix our $2.2 billion global thermal business as well as continue to search for potential strategic partnerships. Some of the required actions include further consolidation of U.S. facilities to address excess capacity and needed operating improvements while continuing to attract new business with global customers.

      Delphi also identified other initiatives in December 2001, which will be implemented in 2002. These initiatives include consolidating the equivalent of one battery plant in North America and restructuring European operations, which is expected to impact approximately 12 sites in Western Europe. We also expect to finalize plans to reduce our global salaried workforce beyond the levels anticipated upon the completion of the March 2001 restructuring plan, by an additional 1,400 positions through voluntary incentive separation initiatives, consisting of incentive retirement programs, career transition programs and other methods. We expect that these additional restructuring actions will result in a restructuring charge of $100 to $150 million (after-tax) in the first quarter of 2002.

      In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million related to the machinery and equipment held for use in the Electronics & Mobile Communications sector. This equipment is used by one of our product lines located in Argentina, which has been impacted by recent macroeconomic developments. We also recorded a charge of $52 million related to permanent declines in the gross value of our investments in certain offshore joint ventures. These impairment charges, which aggregated $61 million, were included in depreciation and amortization and other income (expense), net.

     Acquisitions

      In October 2001, Delphi acquired Automotive Technical Resources, Inc., for a purchase price of $15 million. The business is operated as part of Delphi’s aftermarket operations in a new business unit,

Delphi Integrated Service Solutions. Delphi intends to provide comprehensive service support to increase service technician and shop efficiencies through advanced technologies, including Delphi Solutions series products, Internet enabled hand-held units that allow shop technicians to remotely access diagnostic information, technical data and training at the vehicle on a just-in-time basis.

      In June 2001, we purchased Specialty Electronics, Inc., now a part of Delphi Connection Systems, for approximately $22 million. Delphi Connection Systems-Specialty Electronics is a provider of electronic connector products and customized interconnect solutions to the telecommunications, computer, industrial electronics, medical and automotive markets. The acquisition complements Delphi’s strategic expansion into new markets.

      In March 2001, Delphi acquired substantially all of the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry with 2000 sales of $320 million, primarily in North America and Europe. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, enables us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities.

Industry

      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that seven key trends have been reshaping the automotive parts industry over the past several years:

      Increasing Electronic and Technological Content The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options as well as increasingly stringent regulatory standards for automotive emissions and safety. Electronics integration, which generally refers to products which combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, allows VMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. The technology content of vehicles is also increasing as consumers demand greater entertainment, productivity, convenience and safety while driving. The technology that offers mobile voice and data communication such as that used in our Mobile MultiMedia products coupled with global positioning sensors and in-vehicle entertainment is making steady inroads into the transportation industry.

      Global Capabilities of Suppliers Broader global markets for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations have driven suppliers to establish capabilities within the major regions, as they follow their customers. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms such as “world cars,” which typically are designed in one location but produced and sold in many different geographic markets around the world.

      Increased Emphasis on Systems and Modules Sourcing To simplify the vehicle design and assembly processes and reduce their costs, VMs increasingly look to their suppliers to provide fully engineered systems and pre-assembled combinations of components rather than individual components. By offering sophisticated systems and modules rather than individual components, Tier 1 suppliers have assumed many of the design, engineering, research and development and assembly functions traditionally performed by VMs. In addition, suppliers often manufacture and ship components to the general location of a VM’s assembly line and then provide local assembly of systems and modules.

      Ongoing Industry Consolidation The worldwide automotive parts industry is consolidating as suppliers seek to achieve operating synergies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production to locations with more flexible local work rules and practices. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are experiencing rapid consolidation which impacts customer/ supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms.

      Shorter Product Development Cycles Suppliers are under pressure from VMs to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. For example, vehicle demand in North America has shifted from cars to light trucks and vans over the last several years, requiring suppliers to modify their operations to focus on parts for these vehicles. In developing countries, broad economic improvements continue to be made, increasing the demand for smaller, less expensive vehicles that satisfy basic transportation needs. In addition, increasingly stringent government regulations regarding vehicle safety and environmental standards are driving new product development.

      Growth of e-Business Commercial use of the Internet is transforming the marketplace for all industries, including the automotive industry. Many companies are using Internet-based technology to speed the flow of material through the supply-chain, increase response to consumer demand and quickly deliver new products to the market. VMs have established Internet-based business-to-business integrated exchanges to facilitate their transactions with suppliers. Delphi was the first supplier to host a supplier portal application through Covisint, the automotive e-business exchange. The portal should enable Delphi to continue to improve supply chain efficiency by enhancing communications and data management with its more than 5,000 global suppliers.

      New Market Initiatives Delphi established a New Markets business unit in March 2001 to focus management talent and company resources on sales growth outside the automotive industry. We believe our products, technologies and intellectual property can be applied to several adjacent market segments. These include electronics, medical, construction, aerospace, telecommunications and consumer appliances. Delphi intends to sell products directly to customers in these markets and to license intellectual property to other companies selling in these markets.

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

Research and Development

      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2001, we employed more than 16,000 engineers, scientists and technicians around the world with over one-third focused on electronic and high technology products, including software algorithm development. We introduced 126 new products and processes this year, which is a 22% increase over 2000. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market.

      We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products. Our total expenditures for research and development activities (including engineering) were approximately $1.7 billion for each of the years ended December 31, 2001, 2000 and 1999.

Intellectual Property

      We have generated a large number of patents in the operation of our business. At present, we own full or partial interest in more than 5,300 patents and 6,300 patent applications worldwide. We expect this portfolio will continue to grow as we are actively pursuing additional technological innovation. The average age of our patents is less than 10 years. While we believe that these patents and patent applications are, in the aggregate, important to the conduct of our business, none is individually considered material to our business. Similarly, while our trademarks are important to identify Delphi’s position in the industry, and we have obtained certain licenses to use intellectual property owned by others, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries. This leveraging activity is expected to further enhance the value of our intellectual property portfolio.

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

      Electronics & Mobile Communication Our Electronics & Mobile Communication product sector accounted for $4.3 billion of our 2001 sales (16.6% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics products. The sector also offers a wide variety of audio and communication systems for vehicles. The automotive electronics capabilities of this sector are utilized in connection with some of the product offerings of our two other product sectors to produce systems, subsystems and modules designed to enhance vehicle safety, comfort, security and efficiency. Our principal competitors in the Electronics & Mobile Communication product sector include the following: Robert Bosch GmbH, Denso Inc., Motorola, Inc., Siemens AG, and Visteon Corporation. Our principal Electronics & Mobile Communication product lines include the following:

Product Line	Description

Audio Systems	A complete range of advanced audio components from AM/FM and satellite reception systems for vehicles, to custom-equalized acoustic systems like Monsoon(R) premium radio. Delphi provides fully integrated audio systems tailored to the requirements of specific customers.

Product Line	Description

COMMUNIPORT(R) Infotainment Systems	COMMUNIPORT(R) systems meet the growing market demand for mobile connectivity, entertainment and information. The mobile multimedia systems integrate audio, digital, display, voice recognition and wireless technologies within the vehicle. Products include advanced features such as GPS, MP-3 playback, Satellite Digital Audio Receiver Service (SDARS), and in-car integrated vehicle navigation. Delphi also markets integrated and portable rear seat entertainment systems with DVD playback and multiple game system compatibility. Some of Delphi’s telematic units integrate a global positioning satellite receiver, cellular phone and digital signal processor to provide two way voice and data exchanges between the vehicle and the call center.

Powertrain and Engine Control Modules	Engine and powertrain control modules incorporate state-of-the-art computer technology to monitor engine and transmission performance and enable real-time adjustment of fuel, air, and spark to help optimize vehicle performance.

Security Systems	Sophisticated security system electronics designed to protect the vehicle, its owner and its contents. Products include remote keyless entry, vehicle immobilization systems, security alarms, ultrasonic interior protection, glass breakage sensors, personal recognition systems and vehicle inclination sensors.

Safety Systems Electronics	Advanced electronic sensors included in occupant safety systems. These sensors are designed to monitor occupant characteristics, such as height and weight, and to evaluate crash severity for the appropriate deployment of vehicle occupant restraint devices. Delphi’s Passenger Occupant Detection System (PODS) is widely used by several customers in the U. S. market, where current regulatory requirements mandate adaptive restraint systems.

FUBA(R) Reception Systems	Antenna systems for vehicle entertainment, communication, and information system solutions. Integrated into the vehicle’s surface for maximum performance and design flexibility, FUBA(R) Advanced Reception Systems offer exceptional reception while enhancing vehicle styling.

FOREWARN(R) Collision Warning Systems	Forward, side and rear detection systems that help the driver to more closely monitor the road. Using infrared, ultrasonic, vision and global positioning sensors, FOREWARN(R) alerts drivers to hazards within its detection zone and communicates to the driver when intervention is necessary. FOREWARN(R) adaptive cruise control detects vehicles ahead of the driver and uses throttle control and limited braking to maintain a preset distance between vehicles.

      Safety, Thermal & Electrical Architecture Our Safety, Thermal & Electrical Architecture product sector accounted for $8.9 billion of our 2001 sales (34.1% excluding inter-sector sales). This sector offers a wide range of products relating to the vehicle interior as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. The sector also offers thermal products, including powertrain cooling systems and climate control systems that meet global mandates for alternative refrigerant capabilities. The sector is also a global leader in the production of connectors, wiring harnesses, switches and sensors for electrical power and signal distribution. Our principal competitors in the Safety, Thermal & Electrical Architecture product sector include the following: Autoliv Inc., Denso Inc., TRW Inc., Valeo SA, Visteon Corporation and Yazaki Corp. Our principal Safety, Thermal & Electrical Architecture product lines include the following:

Product Line	Description

Connection Systems (Automotive)	A connection system that allows wiring to be attached to devices or to other wires within a vehicle. Systems integrate wiring, flexible circuits, switches, connectors and electronic products.

Connection Systems (Non-Automotive)	Products including high-speed, high-density, solderless Gold DotTM connection systems, harsh environment fiber optics for extreme temperature applications, flexible circuit assemblies, rugged electrical connectors and cable assemblies. Market applications include medical, telecommunications, data communications, industrial, military and aerospace.

Safety/Airbag Systems	A wide range of innovative airbag systems and modules and adaptive restraint technologies. Products include driver, passenger, side curtain and head/torso airbag systems, as well as adaptive knee bolsters, variable output airbag modules, adaptive seat belt systems and power adjustable pedals.

Switch Products	Products that complete or break connections in an electrical circuit. The product family includes system-activated or driver-controlled switch products including power window and headlamp switches, brake pedal and doorjamb switches, as well as smart “mechatronic” switches, which contain integrated electronics. These products can meet strict packaging, styling, performance and ergonomic requirements while providing improved reliability and reduced mass and cost.

Sensors	Intellek(R) sensors measure variables such as temperature and humidity and provide input to the vehicle’s computer control system. Applications include automatic control of passenger comfort systems such as air conditioning to improve occupant comfort and a vehicle’s fuel efficiency.

Electrical Centers	Products that reduce the complexity of a vehicle’s Power and Signal Distribution System, and provide a convenient centralized location for fuses, relays and other electrical/electronic devices. The internal design can eliminate a significant number of wires, connectors and splices from the rest of the vehicle resulting in lower cost and weight while improving reliability. Electrical centers can utilize Delphi’s patented routed wire technology or stamped metal technology.

Fiber Optic Data Communications	Fiber optic systems that transmit information and data throughout the vehicle for signaling and communication. This optical fiber technology is engineered to support large and rapid data transmission requirements such as mobile multimedia applications. These innovations accommodate large bandwidth, assure electromagnetic compatibility, reduce weight and provide speed, signal clarity and cost improvements over copper wire-based technologies.

Product Line	Description

Power and Signal Distribution Systems	Systems consisting of wiring assemblies and related products that distribute electrical power to the electrical devices in a vehicle including dashboard instruments, engine controls and audio equipment.

Modular Products	An interior vehicle module which unifies several systems and sub-systems into one simple-to-assemble piece for the manufacturer. An example of a modular product is a cockpit module which includes dashboard instrumentation, a steering wheel, cooling and heating systems, occupant protection systems, audio, lighting, electrical wiring and electronics. These systems and components can also be functionally integrated to further enhance efficiencies.

Ignition Related Products	Products designed to provide energy for vehicle ignition while providing protection from fluids, temperature extremes, and radiated energy. Products include ignition cables, terminals, and insulators for connections to spark plugs, distributors and coils, engineered insulating compounds, wiring sets for conventional systems, leads for coil-near-plug and connection assemblies for coil-at-plug.

Powertrain Cooling Systems	A system designed to optimize powertrain cooling for various driving conditions which supports increased fuel economy and emissions control. Systems include low mass, highly efficient radiators, oil coolers, condensers and under-hood cooling fan assemblies.

Front End Modules	An integrated front-end thermal management module featuring a single-part concept including condensers, radiators and fans, plus other front end components such as windshield fluid and coolant reservoirs, wiring, horns and sensors. The modular approach results in reduced product weight and size and higher system performance at lower cost.

Climate Control Systems	A heating and cooling system designed to provide occupant comfort and convenience while enhancing vehicle performance. Systems include Heating, Ventilation and Air Conditioning (HVAC) modules, fixed and variable-displacement compressors, electronic temperature and pressure sensors, condensers, heater cores, evaporators and control heads. Includes dual climate control zones for independent passenger and driver settings.

Thermal Management Systems	A system designed to optimize total vehicle thermal management functions including passenger comfort and powertrain cooling. These systems create energy efficient solutions, reduce emissions, and maintain passenger comfort and convenience while lowering total systems cost, improving quality and simplifying assembly.

Door Components and Modules	Integrated door systems, which combine latch mechanisms and other door components with subsystems for HVAC, electronics, occupant protection, security, electrical and interior trim. This modular approach reduces the part count, simplifies the assembly, and lowers the total systems cost.

Power Products	Convenient, remote electronic latch and locking systems for vehicle occupants. These include power sliding doors, power liftgates, power hatches, power trunk lids, and powered sliding windows.

      Dynamics & Propulsion Our Dynamics & Propulsion product sector accounted for $12.4 billion of our 2001 sales (47.6% excluding inter-sector sales). This sector offers a wide range of electronic energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. The sector also offers all major electronic chassis control systems — steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our plans to sell the generator business. Our principal competitors in the Dynamics & Propulsion product sector include the following: Robert Bosch GmbH, NSK Ltd., Siemens AG, Continental Teves, TRW Inc., and Visteon Corporation. Our principal Dynamics & Propulsion product lines include the following:

Product Line	Description

Gasoline Engine Management Systems	Gasoline systems that electronically optimize gasoline engine performance through controlling air/fuel mixture, combustion and exhaust. Systems assist in reducing emissions and improving fuel economy.

Diesel Engine Management Systems	Diesel systems that electronically optimize diesel engine performance through controlling air/fuel mixture, combustion and exhaust. Systems assist in reducing emissions and improving fuel economy. Delphi’s Multec™ DCR 1400 allows VMs to develop diesel vehicles that offer performance and refinement that is equivalent to gasoline with the exceptional fuel economy and emissions of diesel. It is the first diesel direct injection system to provide closed-loop control. Delphi’s unique technology, which is called Accelerometer Pilot Control (APC), allows the engine management system to monitor the quality of the combustion.

Sensors and Actuators	INTELLEK(R) sensors, actuators, and modules provide essential data and control for integrated vehicle systems. Examples of sensor applications include monitoring speed, position, temperature, and pressure. Actuators control mechanical movement and the flow of fluids within the vehicle.

Air/Fuel Management	An engine management subsystem that delivers a precise mixture of air and fuel to the combustion chamber and balances cylinder air flow to reduce emissions and improve fuel economy.

Emission Control	Systems that greatly reduce exhaust gas emissions such as harmful chemical compounds through catalytic reaction of contaminants in the catalytic converter.

Batteries/Energy Storage	The principal source of electrical power storage in the vehicle. The Delphi FREEDOM(R) battery with Intelli-GuardTM includes integrated electronics that enables starting power protection, enhanced theft protection and extended storage features. The Absorbent Glass Mat (AGM) is the next generation of the Delphi FREEDOM(R) battery technology.

Valve Train Systems	Systems that manage engine valve timing and performance in order to improve fuel economy, reduce emissions, and increase torque and power.

Product Line	Description

Cylinder Deactivation	An engine management system that deactivates four cylinders in an eight-cylinder engine under certain engine load conditions to increase vehicle fuel economy. Electronic powertrain controls are used to stop fuel and spark delivery and close valves to four of the eight cylinders under cruising or light engine load conditions.

Ignition Products	Products providing spark energy for combustion initiation of the air/fuel mixture. These products return diagnostic data to the engine management system for optimum performance, improving fuel economy and reducing emissions.

Fuel Handling	A system that manages pressure and flow to deliver optimum fuel quantity to a vehicle’s engine and aids in controlling evaporative emissions.

ENERGENTM Hybrids	A family of hybrid and fuel cell energy management systems that enable hybrid optimization of internal composition and electric power for improved emission and performance of a vehicle. Applications include stop-start functionality in small vehicles resulting in increased fuel economy, lower emissions and reduced noise in city driving.

Generators	A generator, both air-cooled and liquid-cooled, is the principal electrical power generation source in the vehicle. Delphi’s liquid-cooled generators provide superior output performance, while conforming to small packaging size and weight requirements.

Modules	Complete dynamic and propulsion modules ranging from integrated air fuel modules through suspension corner modules.

TRAXXARTM Chassis Control Systems	A vehicle stability enhancement system which integrates antilock braking, traction control, and throttle control. The integration of these systems, through advanced sensor and control technologies, yields improved stability and directional control of a vehicle in a variety of driving conditions.

Galileo(R) Antilock Brakes	A family of intelligent brake-by-wire control systems, which combine power assist, anti-lock braking functions, traction control and tunable pedal feel in a modular design. This single control unit is designed to optimize performance while reducing cost, mass, and packaging size.

MAGNERIDETM Ride & Handling System	A controlled suspension system, which electronically adjusts magnetically controlled damping fluid to deliver exceptional ride and handling. This technology increases wheel contact with the road and reduces wheel bounce, providing improved handling and a more comfortable ride. With no moving parts, MAGNERIDETM offers quiet operation in contrast to valve-based systems.

Dynamic Body Control	This system automatically changes the vehicle’s suspension dynamics, stabilizing the vehicle at highway speeds and during heavy cornering while keeping the vehicle relaxed during normal driving or intense rough road activity.

VirtuosoTM	A chassis system including modular shock absorbers and struts, coil and leaf springs, knuckles and brake corner modules, as well as control arms. This system is designed for individual vehicle specifications in order to optimize packaging, size, mass, and performance requirements.

Product Line	Description

Suspension and Brake Components	A portfolio of components including calipers, rotors, drums, master cylinders, boosters, drum brake assemblies, shock absorbers, friction materials, struts, airlift dampers and leveling height sensors.

MAGNASTEERTM	A magnetic assist steering system which combines conventional hydraulics with patented Delphi electro-magnetic control technology. This technology provides the widest range of steering effort variation and tunability, which can be easily reconfigured to meet specific vehicle steering “feel” and handling needs.

E-STEERTM	A fully electric high efficiency power steering system. By eliminating the need for a power steering pump, hoses and hydraulic fluid, and belt and pulley on the engine, this high performance system improves fuel economy, acceleration and safety, and is environmentally friendly.

QUADRASTEERTM	A steer-by-wire four-wheel steering system which combines a front-wheel steering system with an electrically powered rear-wheel steering system using electronics and sensors to control the direction of the rear wheels for large wheel-base vehicles. Using four wheels to steer provides increased high-speed stability and trailering capability, as well as a shorter turning radius for excellent low-speed maneuverability.

Driveline Systems	A halfshaft transmits the power of the vehicle’s engine to the wheels. Delphi’s integrated halfshaft designs are provided in a wide variety of joint sizes and are custom engineered for each vehicle application supporting a full range of vehicles from mini-compact to full-size vehicles.

Other Steering Components	Delphi’s complete line of lightweight steering components includes steering columns, power steering pumps, and integral gears. These products offer mass reduction and improved fuel economy advantages. Advanced energy absorbing steering columns also provide safety enhancement.

      Aftermarket Products In addition to the products Delphi sells to VMs, the following product groups are also provided to the aftermarket:

Product Line	Description

Consumer Electronics	Delphi’s consumer electronics products are designed to meet the growing need for entertainment, security and safety, and comfort and convenience in the vehicle. Products include rear seat entertainment (Delphi’s Overhead Mobile Entertainment visor-style unit, and seat top unit) and CD changers.

Vehicle Electronics	Delphi is uniquely positioned to meet the aftermarket’s needs as vehicles continue to become more complex and vehicle electronics content grows. Products include fuel pumps, sensors and actuators.

Engine and Energy	Backed by extensive vehicle systems expertise, Delphi Aftermarket offers electronic components and systems for use throughout the vehicle, including Delphi’s Freedom(R) brand batteries, major components for the fuel-delivery system, sensors and actuators, and driver-controlled and system-activated components.

Product Line	Description

Diesel	Delphi’s diesel product line up includes diesel nozzles and injectors, pumps, electronic unit injectors and common rail products. Delphi also provides advanced diagnostic equipment for Diesel repair specialists, including the Diamond interface and the Laser 2000. Delphi has approximately 4,000 Delphi diesel service outlets. By 2004 approximately 400 outlets are expected to become common rail distributors with diagnostic and removal/fit capabilities.

Service	Leveraging Delphi’s systems integration expertise, Delphi Aftermarket helps vehicle technicians make better use of their time and resources in an increasingly competitive and complex vehicle-maintenance environment. A comprehensive service technology strategy includes 24/7 access to product information, state-of-the-art diagnostics, technical assistance and workflow management. Supported by a wireless, open-architecture, global network, wireless handheld units enable technicians to access diagnostic information, technical data, computer-based training and interactive Web-based training without leaving the service bay.

Thermal	Delphi has a wide range of climate control products designed to VM specifications including compressors, condensers, heater cores, evaporators, accumulators and receiver/dehydrators. Delphi also offers powertrain cooling products including radiators and oil coolers.

Undercar	Delphi’s undercar products include brakes, clutches, ride control products and a steering product line.

Customers

      We primarily sell our products to the major global VMs. While our business with customers other than GM has increased since our separation from GM and we expect such business to continue to increase over time, we also expect that GM will remain our largest customer for a significant period of time due to the long-term nature of sales contracts in our industry and our strong customer-supplier relationship with GM. However, GM has stated that it intends to increase competition for its business among its suppliers, thus reducing its reliance on any one supplier. Our sales to GM have declined since our separation from GM and we expect our sales to GM to further decline over time. In addition, the bidding rights on new GM products in the United States and Canada afforded us under the supply agreement entered into with GM in January 1999, in connection with our Separation from GM (the “Supply Agreement”), as more fully described elsewhere in this report, expired on January 1, 2002. However it should be noted that during 2001 only 28% of global new business won with GM utilized this provision. The remaining new business with GM in 2001 was won by offering competitive terms without the use of the limited bidding rights afforded by the Supply Agreement. While we expect to continue to compete effectively for GM business, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the United States, Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service Parts Operations (“GM-SPO”).

      The following table shows from where our total net sales were derived for each of the last three years.

	Total Net Sales
	Year Ended December 31,

Customer	2001		2000		1999

	(dollars in millions)
	$	%	$	%	$	%

GM-North America	$14,612	56.0%	$17,264	59.2%	$18,328	62.8%

GM-International	1,726	6.6	1,918	6.6	2,364	8.1

GM-SPO	1,286	5.0	1,483	5.1	1,610	5.5

Total GM	17,624	67.6	20,665	70.9	22,302	76.4

Other customers	8,464	32.4	8,474	29.1	6,890	23.6

Total net sales	$26,088	100.0%	$29,139	100.0%	$29,192	100.0%

      Included in sales to other customers in the foregoing table are sales to each of the major global VMs other than GM as well as manufacturers of medium-duty and heavy-duty trucks (“Commercial Vehicles”) and other new customers beyond our traditional automotive customer base (“New Markets”). We are continuing our efforts to diversify our business by supplying certain products, including audio systems, batteries, fiber optic links, thermal systems, connection systems, flex-circuits, wiring, instrumentation and pressure sensors, and engine controllers to these non-VM customers. These products are used in the Commercial Vehicle, recreational vehicle (e.g., boats), aerospace, telephone, motorcycle, defense, construction, and computer industries. Some customers of our New Markets, including Commercial Vehicles, are Case New Holland, Caterpillar, Inc., Deere and Company, Freightliner, Cisco Systems, Harley-Davidson Inc., IBM, Lockheed Martin Corporation, Ericsson and Philips Electronics. We expect these sales to grow rapidly in future years as we commercialize existing technology and focus on diversifying our customer base, although we can give you no assurances that this will occur. In 2001, we realized sales of $556 million to our New Markets and Commercial Vehicle customers.

Variability in Delphi’s Business

      A significant portion of our business is generally related to automotive sales and very directly to the production schedules of our VM customers. The market for vehicles is highly cyclical and depends on general economic conditions, consumer spending and preferences. The rate at which our customers build vehicles depends on their market performance as well as company specific inventory and incentive strategies. Any significant reduction in automotive production by our customers would have a material adverse effect on our business. The North American automotive market, our largest market, experienced decreased production volumes versus 2000. The first six months of production was erratic and sharply lower. In the second half of 2001 production stabilized at lower levels than the latter half of 2000. As such, our sales have declined in line with reduced production volumes. The September 11 terrorist attacks impacted consumer confidence, and subsequently VMs initiated aggressive marketing programs designed to increase sales. These programs increased automotive sales but production volumes in the second half of 2001 were still below 2000 levels because VMs met this incentivized demand from sales of existing inventory. To offset the reduction in production volumes throughout 2001, we accelerated our structural cost reduction efforts and increased our portfolio management initiatives.

      We have substantial operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on our business. The escalation of the value of the Mexican peso over the past eighteen months, coupled with the economic cost increases in Mexico, may continue to lead to higher costs for Delphi’s Mexican operations. Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the month of August and one week in December. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third and fourth quarter results may reflect this seasonality.

Raw Materials

      We purchase various raw materials for use in our manufacturing processes. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins. All of these raw materials, except the platinum group metals which we use primarily to produce our catalytic converters, are available from numerous sources. Currently, most of the platinum group metals we use for catalytic converters produced for GM are procured directly from GM. Delphi purchases its remaining platinum group metal requirements directly from Delphi suppliers, which primarily obtain or produce platinum group metals from locations in South Africa, North America and Russia. We have not experienced any significant shortages of other raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Environmental Compliance

      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot assure you that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during 2000 and 2001 and we do not expect such expenditures to be material in 2002 or 2003. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future.

      Delphi is also subject to environmental laws requiring investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been discovered. In addition, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. Delphi may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of Delphi’s liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 31, 2001, our reserve for such environmental investigation and cleanup was approximately $20 million, which reflects in part the retention by GM of the environmental liability for certain inactive sites as part of the Separation. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other PRPs. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change our estimates. Accordingly, while we believe that our reserves are adequate, we cannot assure you that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

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

      Before the Separation, we depended upon other business sectors of GM and some of GM’s affiliates and suppliers for certain services. GM continues to temporarily provide a number of services to us, including information technology services, under various transition services agreements. Delphi is continuing to work towards establishing new agreements for these services, in many cases with third parties.

      Supply Agreement Under our Supply Agreement with GM entered into in connection with our Separation from GM, we had limited bidding rights on new GM products for a period of three years. Through December 31, 2001, we generally had the ability to secure under competitive purchase order terms the first replacement cycle of all product programs in the United States and Canada, which we were providing to GM as of January 1, 1999, and certain other product programs. This “right of last refusal” expired on January 1, 2002. Accordingly, we now bid for GM’s automotive parts business on the same basis as our competitors. To compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Although the right of last refusal expired on January 1, 2002, certain other provisions of the Supply Agreement remain in force (unless otherwise terminated under the terms of the agreement) as long as any “existing agreement”, including any extension thereof, is in effect. An “existing agreement” for this purpose generally includes purchase orders and other contractual agreements between Delphi and GM regarding the purchase and sale of automotive parts and components that were in effect on January 1, 1999.

      Consistent with GM’s contracts with other suppliers, the Supply Agreement provides GM the right to re-source its business with us covered by any “existing agreement” if we are not competitive in terms of quality, service, design and technology. Competitiveness is defined by demonstrable product and performance levels available to GM from other suppliers. The term “re-sourcing” refers to the process of moving existing business from Delphi to another supplier. However, if we are non-competitive with respect to a particular product, GM is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business.

      Under the Supply Agreement, GM is at all times permitted to adopt new technology (with respect to products covered by “existing agreements”), whether or not any such new technology is available through us. If GM wishes to introduce a technological change to a product covered by a then existing contract with us, we have a right of last refusal to implement the new technology or an equivalent technology acceptable to GM and continue production through the remaining term of the existing contractual commitment. If we are unable to provide the new technology or equivalent technology on a competitive basis, GM is free to re-source the business to another supplier.

      If we propose to close a plant, eliminate a product line or divest of a division, we must keep GM informed of our decision-making process and in good faith reasonably consider GM’s concerns. Upon our selection of a qualified buyer, existing contracts with GM relating to the business being sold may be assigned to the buyer upon GM’s consent, which will not be unreasonably withheld. In such cases, GM will negotiate a new supply agreement with the buyer, which will contain substantially the same terms as our existing arrangements with GM with respect to the business being sold.

      The Supply Agreement also applies to service parts we provide to GM for sale to GM-authorized dealers worldwide. In general, unless otherwise provided in our existing contracts with GM, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM until three years after such service parts go “past model”. The term “past model” refers to parts which are used on vehicle models which are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties.

      In addition to the terms of the Supply Agreement, our business with GM (both under “existing agreements” as well as new business) is also governed by applicable underlying supply contracts. On a case-by-case basis, these underlying supply contracts may be terminated by GM for a variety of factors, such as our non-competitiveness (including, in many cases, price as well as quality, service, design, and technology), cause, expiration and, in some cases, termination for convenience. However, except with respect to annual purchase orders, where GM is exercising its re-sourcing rights due to non-competitiveness for a particular product, GM is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business. Termination for convenience means GM can terminate the contract at any time for any reason. The majority of underlying contracts having termination for convenience provisions are annual purchase orders or long-term contracts which usually allow GM to terminate for convenience only after 18 months. This right to terminate for convenience could be exercised by GM in connection with any change in control of Delphi. Certain change in control transactions could also give GM the right to terminate the Supply Agreement or the underlying contracts. Termination of a majority of our underlying supply contracts with GM would be likely to have a material adverse effect on our company.

      Aftermarket Sales Service parts provided to GM pursuant to the Supply Agreement for sale to GM authorized dealers and distributors are covered by our purchase agreements for the production parts. Aftermarket sales in the United States are covered by a Memorandum of Understanding (“MOU”) between GM-SPO and Delphi entered into in 2000. Under the MOU, Delphi is entitled to directly sell and distribute our products to the aftermarket in the United States. In addition, the MOU provides that we will continue to supply volumes of aftermarket products to GM-SPO in the United States at a level based on prior year’s sales, adjusted by mutual agreement for business and market conditions, pursuant to separate supply agreements (each, an “Aftermarket Supply Agreement”). Unless otherwise agreed, each Aftermarket Supply Agreement will be for an initial term of three calendar years (2001-2003) and will continue thereafter until either party gives 12 months prior written notice. Pricing under the Aftermarket Supply Agreements is based on the pricing in effect during calendar year 2000, subject to mutually agreeable market based adjustments from time to time. Under each Aftermarket Supply Agreement, if we can meet the market price for a particular aftermarket product, GM-SPO must buy such aftermarket product from us. Alternatively, we may choose not to meet the market price for a particular aftermarket product, in which case GM-SPO may choose to re-source and Delphi will cease supplying such product to GM-SPO for the aftermarket in the United States or GM-SPO may choose to purchase the products from Delphi at the higher price.

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

      Our separation related obligation to GM was $1.9 billion in total, of which $1.5 billion was paid in 2000 and $0.2 billion was paid in 2001. We expect to pay our remaining $0.2 billion of separation related obligation in June 2002.

      In connection with GM’s disposition of certain businesses (including Delphi), GM granted the UAW guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called on under this guarantee. As a means of mitigating the risk that the guarantee will be called upon, we have also agreed to consult with GM before taking certain fundamental corporate actions and obtain GM’s consent (not to be unreasonably withheld) before entering into transactions which might significantly adversely affect our ability to meet our pension and postretirement benefits (such as would cause our credit rating to be downgraded below B1 from Moody’s or B+ from Standard & Poors). We are currently rated Baa.2 by Moody’s and BBB by Standard & Poors.

      Certain Flow-Back Rights National union negotiations also resulted in some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, in general, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to our separation from GM). The company to which the employee transfers, however, will be responsible for OPEB obligations. There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM. The settlement obligations for OPEB related transfers since the Separation are approximately $42 million as of December 31, 2001; no amount has been paid.

      All of the agreements that we entered into in connection with our separation from GM were made in the context of our parent-subsidiary relationship. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Employees — Union Representation

      Our global restructuring plans, approved in the first quarter of 2001, entail the elimination of 11,500 positions worldwide. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2001 approximately 10,100 employees have been separated under the plans. As of December 31, 2001, excluding our joint ventures and other investments, we employed approximately 195,000 people, of which approximately 36,000 were salaried employees and approximately 159,000 were hourly employees. Of our hourly employees, approximately 147,000 or 93% are represented by approximately 56 unions, including the United Automobile Workers (“UAW”), the IUE-CWA-AFL-CIO-CLC (“IUE”) and the United Steel Workers (“USWA”). Our union representation by major region as of December 31, 2001 is indicated in the table below:

Union Representation

	Number of	Number of
Region	Unions	Employees

United States

UAW	1	33,954

IUE	1	11,347

USWA	1	1,945

Other unions	4	348

Total United States	7	47,594

Canada	1	433

Mexico	2	59,940

Europe	38	32,278

South America	2	1,990

Asia/ Pacific	6	5,052

Total	56	147,287

      The Delphi-UAW National Labor Agreement expires in September 2003. The Delphi-IUE National Labor Agreement expires in November 2003. We assumed the terms of existing collective bargaining agreements for our employees represented by other unions, including those represented by the USWA, in connection with the Separation. The Delphi-USWA National Labor Agreement expires in September 2007.

ITEM 2. PROPERTIES

      Our world headquarters is located in Troy, Michigan and occupies approximately 360,000 square feet. We occupy this facility, as well as certain other facilities, under lease agreements. We also maintain regional headquarters in Tokyo, Japan; Paris, France; and São Paulo, Brazil. Excluding our joint ventures and other investments, we currently maintain approximately 348 sites in 43 countries throughout the world, including 199 manufacturing facilities and 32 engineering facilities, of which 19 are standalone sites and 13 are in shared facilities. We also have 50 customer centers and sales offices, of which 22 are standalone sites and 28 are in shared facilities. Of the 348 sites, 46 are owned and 62 are leased in the United States and Canada, 33 are owned and 17 are leased in Mexico, 57 are owned and 69 are leased in Europe/ Middle East/ Africa, 15 are owned and 6 are leased in South America and 12 are owned and 31 are leased in Asia/ Pacific.

      Our Electronics & Mobile Communication sector has 12 separate manufacturing facilities, 3 dedicated technical centers and 2 dedicated customer centers and sales offices. Our Safety, Thermal & Electrical Architecture sector has 110 separate manufacturing facilities, 3 dedicated technical centers and 14 dedicated customer centers and sales offices. Our Dynamics & Propulsion sector has 74 separate manufacturing facilities, 6 dedicated technical centers and 2 separate customer centers and sales offices. The remaining manufacturing facilities, technical centers, customer centers and sales offices are sites that support multiple sectors.

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

      As previously reported, on November 29, 2000, a federal district court jury in Phoenix, Arizona awarded Nelco Technology (“Nelco”), a subsidiary of Park Electrochemical Corporation, approximately $32 million in conjunction with a commercial dispute involving a requirements contract between Nelco and Delco Electronics Corporation (“Delco”), a subsidiary of Delphi. The dispute related to Nelco’s supply of mass laminate, a component used by Delco in the manufacture of printed circuit boards until Delco exited such business in 1998. Delphi and Nelco filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties have filed notices of appeal and briefs with the Ninth Circuit Court of Appeals. We plan to vigorously appeal the district court’s judgment. While legal proceedings are subject to inherent uncertainty, we believe we have valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

      Although we do not believe any current litigation will have a material adverse effect on our business or financial condition, we face an inherent business risk of exposure to product liability claims in the event that the failure of our products results or is alleged to result in personal injury or death, and we cannot assure you that we will not experience any material product liability losses in the future. In addition, if any Delphi-designed products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each VM has its own policy regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with product liability claims. Because this is a recent trend in our industry and we have only limited experience in this regard, we cannot assure you that our future costs associated with providing product warranties will not be material.

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

      From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. The terms and conditions of the applicable contract generally govern our warranty responsibility for our products, which vary from contract to contract. Most of our contracts require that we make certain warranties to our customers regarding, among other things, conformity to specifications and freedom from defect. VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. Notwithstanding that we believe our quality has improved, a few VMs have advised Delphi that they intend to pursue warranty claims vigorously. In the fourth quarter, Delphi resolved certain pre-Separation warranty claims with GM. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” We cannot assure you that the future costs of warranty claims associated with providing product warranties will not be material.

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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, position, age as of January 31, 2002 and a description of business experience for each of the executive officers of Delphi is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J.T. Battenberg III	58	Chairman of the Board, Chief Executive Officer and President

Alan S. Dawes	47	Director, Chief Financial Officer and Executive Vice President

Donald L. Runkle	56	Director, Executive Vice President and President of Dynamics & Propulsion Sector

Rodney O’Neal	48	Executive Vice President and President of Safety, Thermal & Electrical Architecture Sector

Mark R. Weber	53	Executive Vice President, Operations, Human Resources Management and Corporate Affairs

David B. Wohleen	51	Executive Vice President and President of Electronics & Mobile Communication Sector

Jose Maria Alapont	51	Vice President and President of Delphi Europe, Middle East and Africa

Volker J. Barth	54	Vice President and President of Delphi South America

James A. Bertrand	44	Vice President and President of Delphi Safety and Interior Systems

Choon T. Chon	55	Vice President and President of Delphi Asia-Pacific

Guy C. Hachey	46	Vice President and President of Delphi Energy and Chassis Systems

Jeffrey J. Owens	47	Vice President and President of Delphi Delco Electronics

Ronald M. Pirtle	47	Vice President and President of Delphi Harrison Thermal Systems

James A. Spencer	48	Vice President and President of Delphi Packard Electric Systems

Paul J. Tosch	61	Vice President and President of Delphi Saginaw Steering Systems

John P. Arle	54	Vice President of Mergers, Acquisitions and Planning

John G. Blahnik	47	Vice President and Treasurer

Kevin M. Butler	46	Vice President of Human Resources Management

Ray C. Campbell	60	Vice President of Global Purchasing

Karen L. Healy	47	Vice President of Corporate Affairs and Facilities

Peter H. Janak	62	Vice President and Chief Information Officer

Mark C. Lorenz	51	Vice President of Operations and Logistics

Logan G. Robinson	52	Vice President and General Counsel

      Mr. Battenberg has led Delphi and its predecessor, the GM Automotive Components Group Worldwide (“ACG Worldwide”) since 1992. He held various positions with GM from 1961 through 1992. Mr. Battenberg was an officer at GM from 1988 through 1998. He was elected an executive vice president of GM in 1995 and served as a member of its President’s Council. Mr. Battenberg is on the Board of Trustees of Kettering University, Columbia Business School and the National Advisory Board for J.P. Morgan Chase & Co. He is also a member of the Council on Competitiveness, the Business Roundtable and the Business Council. In addition, he is a member of the Board of Directors of FIRST (For Inspiration and Recognition of Science and Technology), Detroit Renaissance, the Economic Club of Detroit and Covisint.

      Mr. Dawes was named chief financial officer of Delphi Automotive Systems in August 1998 and director and executive vice president in charge of Finance, Mergers & Acquisitions and Information Technology in January 2000. He had been a vice president of Delphi since November 1998. Previously, Mr. Dawes served as general manager of Delphi Chassis Systems, formerly Delco Chassis Systems, a position to which he was named in 1994. From 1992 to 1994, he was appointed executive-in-charge of Operations for ACG Worldwide. Mr. Dawes joined General Motors in 1981, originally as a financial analyst with its Treasurer’s Office, and held a number of positions including assistant treasurer in 1988 and assistant comptroller in 1991. Mr. Dawes was an officer at GM from 1994 through 1998. He is a member of the Harvard Business Club, The Conference Board Council of Financial Executives, the Working Council of Chief Financial Officers of the Corporate Executive Board, and is chairman of OESA (Original Equipment Suppliers Association).

      Mr. Runkle was named a director, executive vice president of Delphi Automotive Systems and president of Delphi Dynamics & Propulsion sector in January 2000. In addition, he has responsibility for the Delphi Aftermarket business. He had been vice president of Delphi and president of Delphi Energy & Engine Management Systems since November 1998 and general manager of Delphi Energy & Engine Management Systems since May 1996. Mr. Runkle held a series of engineering, planning and management positions with GM from 1968 to 1993 when he was appointed general manager of Delphi Saginaw Steering Systems. Mr. Runkle was an officer at GM from 1988 through 1998. Mr. Runkle is an advisor to the Lean Enterprise Institute. He is the champion for Delphi’s Commercial Vehicles Customer Team as well as the executive champion for the DaimlerChrysler Customer Team.

      Mr. O’Neal was named executive vice president of Delphi Automotive Systems and president of Delphi Safety, Thermal & Electrical Architecture sector in January 2000. He had been vice president and president of Delphi Interior Systems since November 1998. Previously, he had been general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal was an officer at GM from 1997 through 1998. Since 1994, Mr. O’Neal had been general director of Warehousing and Distribution for GM Service Parts Operations. From late 1992 to 1994, Mr. O’Neal served as director of manufacturing for ACG Worldwide. From 1991 to late 1992, Mr. O’Neal was first director of Industrial Engineering for Chevrolet-Pontiac-GM of Canada (“C-P-C”) and later was named director of Manufacturing Engineering with GM. Prior thereto, Mr. O’Neal held numerous engineering and manufacturing positions with GM since 1971. Mr. O’Neal is a member of the Woodward Governor Board of Directors. He is the executive champion for Delphi’s Ford Customer Team.

      Mr. Weber was named executive vice president, Operations, Human Resources Management and Corporate Affairs for Delphi Automotive Systems in January 2000. He had been vice president of Human Resources Management for Delphi Automotive Systems since November 1998 and executive director of Human Resources Management for Delphi since January 1995. Previously, he was general director of Personnel and Public Affairs at the former Inland Fisher Guide since 1993. From 1991 to 1993, he was general director of Personnel for the same. From 1988 to 1991, he was director of Industrial Relations at C-P-C, and from 1986 to 1988, he served as director of Human Resources for Salaried Personnel at C-P-C. From 1985 to 1986, he was director of General Offices Personnel at C-P-C. Prior thereto, he held a number of human resource and personnel positions at GM since 1971.

      Mr. Wohleen was named a Delphi Automotive Systems executive vice president and president of Delphi Electronic and Mobile Communication sector in January 2000. He had been vice president and president of Delphi Delco Electronics Systems since November 1998 and general manager of Delphi Delco Electronics Systems since August 1998. Mr. Wohleen was elected an officer at GM in 1998. Prior to his current position, he had been general director of Engineering with Delco Electronics, which is now Delphi Delco Electronics Systems, since February 1997. In 1994, Mr. Wohleen was named director of Electrical, Interior and HVAC for GM’s Midsize Car Division in Warren, Michigan, and in 1995, he assumed additional responsibility for general assembly, tools and process and powertrain coordination for GM’s MidLux Car Division in Warren. Prior thereto, Mr. Wohleen held a series of engineering and manufacturing positions with GM since 1978. He is the executive champion for Delphi’s GM Customer Team.

      Mr. Alapont was named president of Delphi Europe, Middle East and Africa in May 2001 and a Delphi Automotive Systems vice president in July 1999. He had been president of Delphi Europe since July 1999. With more than 20 years of international experience, Alapont joined Delphi as executive director of International Operations for Delphi Energy & Engine Management Systems in October 1997. Prior to joining Delphi, Mr. Alapont was group vice-president and general manager for Valeo Worldwide Lighting. From 1990-1996, Mr. Alapont held various positions at Valeo, including managing director and executive operations director, becoming group vice president in 1992. He is the executive champion for Delphi’s Customer Teams for BMW, Fiat, Renault and Volkswagen.

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

      Mr. Bertrand was named a Delphi Automotive Systems vice president and president of Delphi Safety & Interior Systems in January 2000. He had been vice president of Operations for Delphi Automotive Systems since November 1998 and executive director of Operations for Delphi since June 1997. Previously, he was executive director of Development for small cars at GM’s International Operations since 1995. From 1992 until 1995, he was comptroller at Adam Opel AG in Russelsheim, Germany. From 1989 to 1992, he was director of Financial Analysis and Planning for GM Europe. Prior thereto, he held finance, business and engineering positions for GM since 1979.

      Mr. Chon was named a Delphi Automotive Systems vice president and president of Delphi Asia-Pacific in November 2000. He had been president of Delphi Korea since 1999 and general director of Delphi Interior Systems Asia-Pacific operations since 1998. From 1995 to 1998, he was executive vice president and board member of Ssangyong Motor Company. From 1988 to 1995, he was an executive engineer with Chrysler Corporation. From 1978 through 1988, he was a principal staff engineer with Ford Motor Company. He is the executive champion for Delphi’s Customer Teams for Toyota, Honda, Isuzu, and Nissan.

      Mr. Hachey was named president of Delphi Energy and Chassis Systems in January 2000. He has been a Delphi vice president since November 1998. He had been president of Delphi Chassis Systems since November 1998 and general manager of Delphi Chassis Systems since August 1998. Previously, Mr. Hachey had been manufacturing manager, Worldwide Operations, for the former Delphi Interior & Lighting Systems since 1995. From 1994 to 1995, he was director of Manufacturing Operations for Delphi Automotive Systems and, from 1992 to 1994, he was director of Manufacturing Operations for the heating, ventilation and air conditioning/heat exchangers business unit of what is now Delphi Harrison Thermal Systems. Prior thereto, Mr. Hachey held several manufacturing positions with GM since 1978.

      Mr. Owens was named a Delphi Automotive Systems vice president and president of Delphi Delco Electronics in September 2001. He had been general director, Business Lines & Portfolio at Delphi Delco Electronics since March 2001. From September 1998 to March 2001, he was general director, Engineering for Delco Electronics and prior to that he was product line executive, Integrated Body since January 1998. In 1997 he was director, Systems and Software Engineering. From 1995 to 1997 he was executive director, Emerging Products and Systems at Delphi Delco Electronics and from 1994 to 1995 he was director, Advanced Engineering and Systems Integration. Prior thereto, Mr. Owens held various engineering, finance and manufacturing positions with GM since 1978.

      Mr. Pirtle was named a Delphi Automotive Systems vice president and president of Delphi Harrison Thermal Systems in November 1998. He had been general manager of Delphi Harrison Thermal Systems since November 1996. Mr. Pirtle was an officer at GM from 1996 through 1998. Previously, Mr. Pirtle had been director of North American Operations at Delphi Packard Electric Systems since 1994. From 1992 to 1994, Mr. Pirtle was finance director for AC Delco Systems and from 1990 to 1992, he was executive-in-charge of GM’s Corporate Strategic Planning Group. Prior thereto, Mr. Pirtle held various engineering, financial, and planning positions with GM since 1972. Mr. Pirtle is a Board member of the Alumni Association of Kettering University, and a Board member of the University of Pittsburgh School of Engineering.

      Mr. Spencer was named president of Delphi Packard Electric Systems in November 2000 and a Delphi Automotive Systems vice president in February 2000. Previously, he had been president of Delphi Asia Pacific since February 2000. Prior thereto, he was director of Delphi Saginaw Steering Systems Global Sales, Marketing, Ventures and Planning since 1996. From 1994 to 1995, he was site manager of Delphi Saginaw Steering Systems Athens, Alabama operations. He was a Delphi Saginaw Steering Systems plant manager since 1992. Previously, he was executive vice president of Daewoo-HMS since 1989. He held several positions with GM since joining Delco Remy Division in 1976.

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

      Mr. Blahnik was named treasurer of Delphi Automotive Systems in August 1998 and a Delphi vice president in November 1998. He had been executive director of Finance for Delphi since June 1996. Previously, he was senior vice president and chief financial officer for Delco Electronics since 1995. From 1994 to 1995, he was director of finance for GM’s Lansing Automotive Division. From 1991 to 1994, he was executive director for GM’s Latin American Operations and president of Banco General Motors, and from 1988 until 1991, he was a comptroller of GM do Brasil. Prior thereto, he held several finance positions at GM since 1978. Mr. Blahnik is a member of The Conference Board.

      Mr. Butler was named vice president of human resources management for Delphi Automotive Systems in January 2000. Previously, he was general director, Human Resources for Delphi Delco Electronics Systems since he joined Delphi in 1997. Since 1995, he was general director of GM’s Health Care Initiatives staff. From 1991 to 1994, he was director of GM Health Care Plans. From 1989 to 1990, he was director of Human Resources for GM’s former Hydra-matic Division-Ypsilanti Operations. Prior thereto, Mr. Butler held several human resources and manufacturing positions at GM since 1976.

      Mr. Campbell was named vice president of Global Purchasing for Delphi Automotive Systems in November 1998. He had been executive director of Worldwide Purchasing for Delphi since November 1996. Previously, he was executive director of Worldwide Purchasing Quality/ Supplier Development for GM’s North American Operations since 1995. From 1994 to 1995, he was executive director of Worldwide Purchasing, Strategic and Metallic Activities. Prior thereto, he held a variety of managerial and purchasing positions at GM since 1964.

      Mrs. Healy was named vice president of Corporate Affairs and Facilities for Delphi Automotive Systems in January 2000. She had been vice president of Corporate Affairs since November 1998 and executive director of Communications since June 1997. From July 1996 to June 1997, she was manufacturing manager for Delphi’s Energy and Engine Management Systems’ Flint East Operations Plants 6 and 7. From June 1995 to July 1996, she was director of Corporate Communications for GM. From January 1995 to June 1995, she was director of Communications for Delphi. Prior thereto,

Ms. Healy held several personnel, labor relations and communications positions at GM since 1976. She serves on the Board of Trustees for the Music Hall Center for the Performing Arts in Detroit and the Executive Board of the Troy Chamber of Commerce.

      Mr. Janak was named chief information officer for Delphi Automotive Systems in April 1998 and a Delphi Vice President in November 1998. He had been a vice president and chief information officer at TRW Inc., since February 1995. Previously, he was vice president and general manager of TRW’s Information Services Division. Prior thereto, he worked in propulsion engineering for NASA’s Apollo program and worked for Chrysler Corporation, Teledyne Brown Engineering, Planning Research Corporation and the German firm, Technologieforshung. Mr. Janak sits on the External Research Advisory Board of Mississippi State University, the CIO Working Council of the Executive Board and the Information Technology Council of The Conference Board.

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

      Mr. Robinson was named general counsel and a Delphi Automotive Systems vice president in December 1998. Previously, he was of counsel to the Corporate, Securities and Business Law group at Dickinson Wright PLLC, a Michigan law firm since April 1998. From February 1996 to April 1998, he was senior vice president, secretary and general counsel for ITT Automotive, Inc. From April 1987 to February 1996, he was a lawyer for Chrysler Corporation serving, among other positions, as vice president and general counsel for Chrysler International Corporation, a subsidiary of Chrysler Corporation, and managing director of Chrysler Austria GmbH. Prior thereto, he held legal positions with TRW Inc. in Cleveland, Ohio, and Coudert Brothers and Wender, Murase & White in New York City.

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

      Our Common Stock is listed on the New York Stock Exchange under the symbol “DPH.” The Transfer Agent and Registrar for our Common Stock is The Bank of New York. On January 31, 2002, there were 407,797 holders of record of our Common Stock.

      We declared dividends of $0.07 per share on March 7, June 27, September 5, and December 5, 2001, and on March 15, June 14, September 6, and December 6, 2000. Our Board is free to change its dividend practices at any time and from time to time and to decrease or increase the dividend paid, or not to pay a dividend, on the Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.

      The following table sets forth the high and low sales price per share of our Common Stock, as reported by the New York Stock Exchange, for the last two years.

	Price Range of
	Common Stock

Year Ended December 31, 2001	High	Low

4th Quarter	$14.42	$11.01

3rd Quarter	$17.50	$9.50

2nd Quarter	$15.98	$12.16

1st Quarter	$15.58	$11.15

	Price Range of
	Common Stock

Year Ended December 31, 2000	High	Low

4th Quarter	$15.69	$10.94

3rd Quarter	$16.50	$14.19

2nd Quarter	$21.13	$14.56

1st Quarter	$18.69	$14.63

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data reflects the results of operations and cash flows. Selected financial data for the periods prior to 1999 reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM during each respective period. In addition, the data for all periods include amounts relating to Delco Electronics, the electronics and mobile communication business that was transferred by GM to Delphi in December 1997. The historical consolidated statement of operations data for 1997 and 1998 do not reflect many significant changes that have occurred in the operations and funding of our company as a result of our separation from GM and our IPO. The historical consolidated balance sheet data reflects the assets and liabilities transferred to our company in accordance with the Separation Agreement.

      The selected financial data of Delphi should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the years 1997 and 1998.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in millions, except per share amounts)

Statement of Operations Data: (1)

Net sales	$26,088	$29,139	$29,192	$28,479	$31,447

Operating expenses:

Cost of sales, excluding items listed below	23,216	24,744	25,035	26,135	27,710

Selling, general and administrative	1,470	1,715	1,619	1,463	1,415

Depreciation and amortization	1,150	936	856	1,102	1,970

Restructuring	536	—	—	—	—

Acquisition-related in-process research and development	—	51	—	—	—

Operating income (loss)(2)	(284)	1,693	1,682	(221)	352

Interest expense	(222)	(183)	(132)	(277)	(287)

Other income (expense), net(2)	(22)	157	171	232	194

Income (loss) before income taxes(2)	(528)	1,667	1,721	(266)	259

Income tax expense (benefit)(2)	(158)	605	638	(173)	44

Net income (loss)(2)	$(370)	$1,062	$1,083	$(93)	$215

Basic earnings (loss) per share(2)	$(0.66)	$1.89	$1.96	$(0.20)	$0.46

Diluted earnings (loss) per share(2)	$(0.66)	$1.88	$1.95	$(0.20)	$0.46

Cash dividends declared per share(3)	$0.28	$0.28	$0.21	$—	$—

Statement of Cash Flows Data:

Cash provided by (used in) operating activities	$1,360	$268	$(1,214)	$849	$2,918

Cash used in investing activities	(1,353)	(2,054)	(1,055)	(1,216)	(1,320)

Cash provided by (used in) financing activities	13	1,094	2,878	384	(1,549)

Other Financial Data:

EBITDA(4)	$811	$2,739	$2,613	$1,056	$2,459

Balance Sheet Data:

Total assets	$18,602	$18,521	$18,350	$15,506	$15,026

Total debt	3,353	3,182	1,757	3,500	3,500

Stockholders’ equity (deficit)	2,312	3,766	3,200	9	(413)

(1)	Delphi became a separate company in 1999. The data for 1997 and 1998 represents results when Delphi was an operating sector within GM.

(2)	In 2001, excluding the first quarter restructuring and impairment charges of $617 million ($404 million after-tax) and the fourth quarter product line and venture impairment and other charges of $255 million ($186 million after-tax), operating income would have been $518 million, other income (expense), net would have been $48 million, income before income taxes would have been $344 million, income tax expense would have been $124 million, net income would have been $220 million and basic and diluted earnings per share would have been $0.39. In 2000, excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, operating income would have been $1,744 million, income before income taxes would have been $1,718 million, net income would have been $1,094 million and basic and diluted earnings per share would have been $1.95 and $1.94, respectively.

(3)	As we became a public company on February 5, 1999, dividend data for the years ending before our IPO is not applicable.

(4)	“EBITDA” is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. For 2001, excluding the first quarter restructuring and investment impairment charges of $536 million and $18 million and the fourth quarter product line and venture impairment charges of $138 million and $52 million, EBITDA would have been $1,555 million. In 2000, excluding the one-time charge for acquisition-related in-process research and development, EBITDA would have been $2,790 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The economic climate throughout 2001 was challenging. During the first half of 2001, vehicle production in North America, our largest market, was erratic and sharply lower than last year. After the September terrorist attacks, U. S. automotive retail sales rallied in response to Vehicle Manufacturers (“VM”)-initiated programs such as zero percent financing, but production volumes were still lower in the second half of 2001 than in the comparable period in 2000 because VMs met incentivized demands from sales of existing inventories. As such, our sales have declined in line with reduced VM production volumes. In addition, we expect softening demand as zero financing and other aggressive marketing programs expire and consumers react conservatively to the contracting global economy. Throughout 2001, we continued to implement the global restructuring plans that were approved in the first quarter of 2001. These plans, together with other actions, included more than $1.1 billion of the $4-$5 billion of businesses to be addressed through our portfolio review process. In addition, in the fourth quarter of 2001, we announced further portfolio initiatives to be implemented in 2002, discussed in more detail below. We believe our progress in 2001, coupled with the additional actions planned for 2002, should prepare Delphi for upcoming challenges with a stronger portfolio and continued operations at a lower breakeven point.

Global Restructuring Plans, Impairment Charges and Portfolio Streamlining

      As a result of the decision to more rapidly implement Delphi’s long-term portfolio plans and anticipating a prolonged downturn in VM production, on March 29, 2001, we announced global restructuring plans designed to reduce structural costs, improve the earnings power of Delphi’s portfolio of businesses and streamline structure. The plans include intentions to sell, close or consolidate nine plants, downsize the work force at more than 40 other facilities, and exit selected under-performing and non-core products. The restructuring plans are expected to reduce Delphi worldwide employment by approximately 11,500 positions by March 2002. The plans include exiting businesses across all sectors with sales totaling approximately $900 million, representing approximately 20% of the $4 billion to $5 billion of businesses that have been under management’s portfolio review. In connection with the restructuring plans, we recognized restructuring charges of approximately $536 million in the first quarter of 2001. We began to realize the benefits of our restructuring actions in late 2001 and expect to continue to realize these benefits in 2002 and beyond.

      During 2001, Delphi made significant progress on these plans by selling, closing or consolidating eight of the nine plants. The remaining plant will be closed in the first quarter of 2002. Restructuring plan related headcount reductions totaled 10,100 during 2001. Delphi expects the remaining 1,400 positions to be eliminated in the first quarter of 2002. In addition to restructuring related actions, Delphi also divested its presence in several other ventures as part of ongoing structural cost reduction initiatives.

      In the first quarter of 2001, we also recorded asset impairment charges of $63 million related to long-lived assets at the sites impacted by the restructuring plans. In addition, we recorded impairment charges of $18 million related to permanent declines in the value of certain joint ventures. These charges are included in other income (expense), net, primarily related to certain Korean joint ventures.

      As a result of these actions, we recorded total charges of $617 million ($404 million after-tax) during the first quarter of 2001.

      In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million primarily related to certain machinery and equipment held for use in the Electronics & Mobile Communications sector. This equipment is used by one of our product lines located in Argentina, which has been impacted by recent macroeconomic developments. We also recorded a charge of $52 million related to permanent declines in the gross value of our investments in certain offshore joint ventures. These impairment charges, which aggregated $61 million, were included in depreciation and amortization and other income (expense), net.

      In December 2000, we announced that $4-$5 billion of our businesses would be addressed through our portfolio review process. To date, we have addressed more than $1.6 billion of such businesses, including our generator business. Plans for the remainder of the portfolio actions are discussed below. In the fourth quarter, we entered into a non-binding letter of intent with Delco Remy International to sell our $500 million generator business. In connection with the impairment of certain assets of this business which are held for sale, we recorded a charge of $194 million ($125 million after-tax) in the fourth quarter of 2001. This charge was comprised of $56 million ($36 million after-tax) to depreciation and amortization to write-down fixed assets, principally machinery and equipment, to net realizable value and $138 million ($89 million after-tax) to cost of sales. The charge to cost of sales was comprised of $96 million to write-down inventory in the business to net realizable value, a charge of $38 million for contractually required payments (primarily employee related) and $4 million to write down other assets. The closing of the sale of the generator business is subject to entering into definitive agreements as well as to union, customer, and due diligence reviews, and is expected to occur in the first quarter of 2002.

      In 2002, we intend to take actions with respect to the remaining businesses and to align our global manufacturing footprint, capacity and infrastructure to match forecasted market conditions. We expect to sell or wind down our $500 million instrumentation business, and to consolidate the equivalent of one North American battery manufacturing plant by the end of the third quarter of 2002 due to excess battery capacity. Although we worked during 2001 to resolve the troubled status of our $2.2 billion global thermal business, we believe we will need to further consolidate U.S. facilities during 2002 to address excess capacity and necessary operating improvements. We expect these actions, possibly combined with potential expanded strategic partnerships, will lead to a stronger thermal business. Additionally, we expect to restructure selected European operations in 2002, which will likely impact up to 12 sites with expected further plant rationalizations. We also expect to finalize plans to reduce our global salaried workforce beyond the levels anticipated upon completion of the March 2001 restructuring plan, by an additional 1,400 positions through voluntary incentive separation initiatives, consisting of incentive retirement programs, career transition programs and other methods. These and other restructuring initiatives will likely result in a charge against earnings of $100 million to $150 million (after-tax) in early 2002.

History

      Delphi is a world-leading supplier of automotive components, integrated systems and modules to the automotive industry. We became a publicly held company on February 5, 1999 through an initial public offering (the “IPO”), and became independent from GM on May 28, 1999 through the distribution of Delphi shares owned by GM (the “Spin-Off”).

Results of Operations

     2001 versus 2000

      Net Sales. Consolidated net sales and changes in consolidated net sales by product sector and in total for the years ended December 31, 2001 and 2000 were:

	Year Ended
	December 31,

Product Sector	2001	2000

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$373	$322

Other Electronics & Mobile Communication	4,445	5,022

Total Electronics & Mobile Communication	$4,818	$5,344

Safety, Thermal & Electrical Architecture	9,028	9,934

Dynamics & Propulsion	12,630	14,225

Other	(388)	(364)

Consolidated net sales	$26,088	$29,139

      Consolidated net sales for 2001 were $26.1 billion compared to $29.1 billion for 2000. Our reduced sales primarily reflect weak North American vehicle production schedules, the elimination of non-performing and non-core businesses and year over year weaknesses in the euro. Net sales to GM declined by $3.0 billion, principally due to reduced vehicle production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. As a percent of our total revenue for 2001, our non-GM sales were 32% compared to 29% for 2000, which reflects our continued focus on diversifying our customer base. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $650 million, or 2.2%, for 2001 compared to approximately $524 million or 1.8% for 2000. Mobile MultiMedia sales grew 16% in 2001. Net sales for such products increased from $322 million in 2000 to $373 million in 2001, despite customers’ decisions to delay product launches and a decline in demand during the latter part of 2001 for certain telematics products.

      Gross Margin. Our gross margin was 11.0% for 2001 compared to gross margin of 15.1% for 2000. The decline reflects overall lower production volumes including the negative impact of inefficiencies resulting from uneven customer build schedules over the first few months of 2001 and the impact of price, which were partially offset by stronger manufacturing productivity.

      Selling, General and Administrative. Selling, general and administrative expenses of $1,470 million, 5.6% of total net sales for 2001, decreased by $245 million or 14.3%, from 2000. The decrease primarily results from aggressive cost reduction efforts partially offset by $9 million of incremental expenses related to Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics acquired in 2001.

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 2000 amounts, primarily represents the impact of ongoing capital expenditures and long-lived asset write-downs of $128 million recorded in 2001. We anticipate the restructuring plans will slightly reduce, but not significantly change, our depreciation and amortization expense trend.

      Restructuring. In the first quarter of 2001, Delphi approved global restructuring plans which included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). Through December 31, 2001, we paid $321 million related to employee costs and $22 million in other exit costs. We also had $72 million of non-cash charges, with $62 million for special termination pension and postretirement benefits, and the balance for currency translation.

      The plans entail the elimination of approximately 11,500 positions worldwide (5% percent of our global workforce), comprised of 5,600 U.S. hourly employees (10% of U. S. hourly employees), 2,000 U.S. salaried employees (11% of U.S. salaried employees), and 3,900 employees in non-U.S. locations. Our restructuring plans also include the sale, closure or consolidation of nine plants. Through December 31, 2001, we had closed, sold or consolidated plants in Ande, France; Betim, Brazil; Casoli, Italy; Robertsdale, Alabama; Saginaw, Michigan; Fort Defiance, Arizona; Piracicaba, Brazil and Bochum, Germany. The remaining plant located in Southampton, United Kingdom will be closed in the first quarter of 2002. The plans also entail downsizing our workforce in more than 40 other facilities and exiting certain selected products.

      In the first quarter of 2001, employees at impacted locations were informed of the restructuring initiatives. We communicated benefits available to them under applicable benefit plans or related contractual provisions. Affected employees left or will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of December 31, 2001, approximately 10,100 employees had been separated under the plans including 4,250 U.S hourly employees, 1,950 U.S. salaried employees and 3,900 non-U.S. employees. The majority of these were through various separation programs. We expect the remaining 1,400 employees to separate during the first quarter of 2002. The employee cost component for the U.S. hourly plans recorded in the first quarter of 2001 included accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” These accruals were based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation. Although our actual experience on a plant-by-plant basis has varied from our original assumptions, our overall estimates regarding the total number of employees impacted and related costs remain appropriate. We began to realize savings related to these headcount reductions in late 2001 with estimated ongoing annual net savings expected to grow up to $150 million (after-tax) in 2002 and to more than $300 million (after-tax) by late 2003. These savings are expected to be realized as reductions in cost of sales and selling, general and administrative expenses.

      Operating Income (Loss). Operating loss was $(284) million for 2001 compared to operating income of $1,693 million in 2000. To facilitate analysis of our operating income by product sector, we have excluded the first quarter 2001 restructuring and impairment charges of $599 million and the fourth quarter 2001 product line and venture impairment and other charges of $203 million as well as the 2000 one-time non-cash charge of $51 million resulting from acquisition-related in-process research and development from the information presented below:

	Year Ended
	December 31,

Product Sector	2001(a)	2000(b)

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(33)	$(23)

Other Electronics & Mobile Communication	316	493

Total Electronics & Mobile Communication	283	470

Safety, Thermal & Electrical Architecture	351	668

Dynamics & Propulsion	(30)	677

Other	(86)	(71)

Total operating income	$518	$1,744

(a)	Excludes the first quarter 2001 restructuring and asset impairment charges of $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other. Also, excludes the fourth quarter 2001 product line and venture impairment and other charges of $9 million for Electronics & Mobile Communication and $194 million for Dynamics & Propulsion.

(b)	Excludes the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development for Dynamics & Propulsion. At December 31, 2001, the project components of our acquired in-process research and development were at various stages of completion from 60% to 100% and have not varied substantially from our original assumptions.

      The decrease in operating income by sector from 2000 primarily reflects overall lower production volumes including the negative impact of inefficiencies resulting from uneven customer build schedules over the first few months of 2001 and the impact of customer-driven price reduction partially offset by reductions of selling, general and administrative expenses and stronger manufacturing productivity.

      Interest Expense. Interest expense increased by $39 million primarily attributable to higher debt levels during 2001.

      Other Income (Expense), Net. Other income (expense), net was $(22) million in 2001 as compared to other income (expense), net of $157 million in 2000. Excluding the first quarter 2001 impairment of $18 million and the fourth quarter impairments of $52 million, other income, net was $48 million. The decrease from 2000 is primarily due to lower equity earnings in non-consolidated subsidiaries.

      Taxes. Our effective tax rate for 2001 was 30%, reflecting our inability to fully tax effect the first quarter 2001 restructuring initiatives in a few smaller jurisdictions and a portion of the fourth quarter impairment charges. Our effective tax rate for 2001 was 36% excluding the restructuring and impairment charges, which is consistent with 2000.

      Net Income (Loss). Our net loss was $(370) million for 2001 as compared to net income of $1,062 million for 2000. Excluding the first quarter restructuring and impairment charges of $404 million after-tax and the fourth quarter product line and venture impairment and other charges of $186 million after-tax, net income for 2001 would have been $220 million compared to $1,094 million for 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development.

      Earnings (Loss) Per Share. Basic and diluted loss per share was $(0.66) for 2001 compared to basic and diluted earnings per share of $1.89 and $1.88, respectively, for 2000. Excluding the first quarter restructuring and impairment charges of $404 million after-tax and the fourth quarter product line and venture impairment and other charges of $186 million after-tax, basic and diluted earnings per share for 2001 would have been $0.39, compared to basic and diluted earnings per share of $1.95 and $1.94, respectively, for 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development.

     2000 versus 1999

      Net Sales. Consolidated net sales and changes in consolidated net sales by product sector and in total for the years ended December 31, 2000 and 1999 were:

	Year Ended
	December 31,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$322	$40

Other Electronics & Mobile Communication	5,022	5,256

Total Electronics & Mobile Communication	$5,344	$5,296

Safety, Thermal & Electrical Architecture	9,934	10,425

Dynamics & Propulsion	14,225	13,950

Other	(364)	(479)

Consolidated net sales	$29,139	$29,192

      Our consolidated net sales for 2000 declined $53 million, or 0.2% from 1999. Our reduced sales primarily reflect the decline in the value of the euro and weak North American vehicle and aftermarket sales in the second half of 2000 which impacted our North American customers, offset by continued growth in revenue from non-GM VMs, as well as acquired operations. Our non-GM sales increased $1.6 billion, 19.5% on a comparable basis, over 1999, while sales to GM declined, due to lower volumes as well as our elimination of approximately $0.5 billion of marginally profitable and unprofitable product lines. Our sales were also impacted by continued price pressures that resulted in price reductions of approximately $524 million, or 1.8% for 2000. Mobile MultiMedia, an aggressive growth business line, generated sales growth of 705%, increasing sales from $40 million in 1999 to $322 million in 2000.

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

	Year Ended
	December 31,

Product Sector	2000	1999

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(23)	$(37)

Other Electronics & Mobile Communication	493	614

Total Electronics & Mobile Communication	470	577

Safety, Thermal & Electrical Architecture	668	679

Dynamics & Propulsion	677	558

Other	(71)	(132)

Total operating income	$1,744	$1,682

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

Liquidity and Capital Resources

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.6) billion at December 31, 2001 compared to $(2.4) billion at December 31, 2000. The change in our net liquidity was principally due to the incremental borrowings incurred to finance the Delphi Mechatronic Systems acquisition and $205 million of payments to GM for previously recorded separation related obligations for pension and other postretirement benefits. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 59.2% at December 31, 2001 and 45.8% at December 31, 2000. The change in our ratio of total debt to total capital was primarily due to the impact of the pension charge to equity of $0.8 billion (after-tax) described below, the restructuring and impairment charges, the incremental borrowings to finance the Delphi Mechatronic Systems acquisition and the GM payments. The GM payments were for separation related obligations, which were part of a $1.9 billion separation related obligation to GM. For further information, see “Item 1. Business — Arrangements Between Delphi and GM — Employee Matters” elsewhere in this report. We expect to pay the $0.2 billion of our remaining separation related obligation to GM in June 2002.

      Global capital market developments resulted in negative returns on Delphi’s pension funds in 2001 and a decline in the discount rate used to estimate the liability. As a result, we were required to record an after-tax charge to equity in the amount of $0.8 billion at December 31, 2001 related to the minimum pension liability. Our $200 million contribution planned for 2001 was shifted to 2002 to optimize tax planning strategies. We currently anticipate ongoing annual pension contributions of $200 million to $400 million depending on future pension returns.

      Of the $536 million restructuring charge, we expect to pay approximately $463 million in cash; the balance consists primarily of special termination pension and postretirement benefits. During 2001, we paid $321 million, related to employee costs and $22 million in other exit costs. We expect to pay up to an additional $120 million during the first quarter of 2002.

     Debt Capitalization and Available Financing Sources

      In June 2001, we issued 6.55% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on June 15, 2006. We pay interest on such Notes on June 15 and December 15 of each year. The proceeds of the Notes were used to reduce our commercial paper borrowings, including $0.3 billion arising from the purchase of Delphi Mechatronic Systems. The Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of Delphi.

      Our other unsecured debt includes $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2002. As of December 31, 2001, there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $1.1 billion was outstanding as of December 31, 2001. Delphi also has approximately $165 million available under uncommitted lines of credit. As of December 31, 2001, there was no amount outstanding under uncommitted lines of credit. Other amounts outstanding primarily relate to local borrowings by certain of our international subsidiaries. We have guaranteed the borrowings of one venture for approximately $15 million. We have no financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations nor have we guaranteed such items) to or on behalf of entities that are excluded from our consolidated financial statements.

      The following table summarizes our cash outflows resulting from financial contracts and commitments:

	Payments due by Period
	(amounts in millions)

		Less than			After 5
	Total	one year	1-3 years	4-5 years	years

Debt	$3,353	$1,270	$574	$513	$996

Lease obligations	544	123	198	136	87

Total	$3,897	$1,393	$772	$649	$1,083

      Delphi currently has a credit rating of BBB/ Baa2 with a stable outlook. In the event of a downgrade to BBB- or Baa, we believe we would continue to have access to sufficient liquidity. Although our access to the commercial paper market likely would be limited, we would utilize funding available from our $3.0 billion Credit Facilities, described above, and other sources such as a conduit program to factor customer receivables. We believe that our receivables are of a quality that would allow access to this market. In such case, our cost of borrowing may increase. Our Credit Facilities also contain certain affirmative and negative covenants including among others, requirements for certain leverage and indebtedness ratios. We were in compliance with such covenants during 2001.

      Delphi leases certain property, primarily land and buildings, under leases commonly known as synthetic operating leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties upon expiration of the lease. In aggregate, our purchase price approximates $149 million. These leases also require us to guarantee a minimum value of $132 million upon expiration of the leases. At December 31, 2001, the fair value of these properties exceeds the minimum value guaranteed.

      Delphi’s cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in most operations of our North American customers for approximately two weeks in July and one week in December and reduced production in Europe during the month of August. We believe that Delphi has sufficient financial flexibility to fund these fluctuations, although there can be no assurance that this will be the case. In addition, we believe that our capital resources and liquidity position are sufficient to satisfy our funding needs during our three-year business planning cycle. Requirements for working capital, pension contributions, acquisitions, capital expenditures, dividends, repayment of debt securities, payments for purchase options and residual guarantees on operating leases, separation related obligations and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our Credit Facilities, operating leases and other available financing sources as necessary.

      For additional information on Delphi’s Credit Facilities and other funding sources, see Note 8 to the consolidated financial statements.

     Cash Flows

      Operating Activities. Net cash provided by operating activities was $1.4 billion for the year ended December 31, 2001 compared to $0.3 billion in 2000 and net cash used in operating activities of $1.2 billion in 1999. Net cash provided by operating activities during 2001 resulted from improved working capital management partially offset by a $205 million payment to GM for previously recorded separation related obligations. Net cash provided by operating activities in 2000 was net of $1.1 billion of voluntary contributions to our hourly pension plan and payments of $1.5 billion to GM for separation related obligations.

      Investing Activities. Cash flows used in investing activities totaled $1.4 billion, $2.1 billion and $1.1 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The use of cash during 2001 reflects the acquisitions of Delphi Mechatronic Systems and Delphi Connections Systems-Specialty

Electronics for an aggregate of approximately $0.3 billion and capital expenditures related to ongoing operations. The use of cash during 2000 reflects the acquisitions of Delphi Diesel Systems and Delphi Lockheed Automotive for an aggregate of $0.9 billion.

      Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	2001	2000	1999

	(in millions)

Electronics & Mobile Communication	$238	$315	$236

Safety, Thermal & Electrical Architecture	304	381	412

Dynamics & Propulsion	497	566	535

Other	18	10	17

Total capital expenditures	$1,057	$1,272	$1,200

North America	$699	$914	$829

Europe	262	254	285

Other International	96	104	86

Total capital expenditures	$1,057	$1,272	$1,200

      As of December 31, 2001, Delphi had approximately $650 million in outstanding capital commitments. We expect capital expenditures to be approximately $1.2 billion in 2002. We currently expect approximately 30%-40% of our 2002 capital expenditures to occur outside the United States. We also expect to utilize operating cash flow and possibly some of our debt capacity to undertake shareholder value-enhancing activities. Such activities could include strategic acquisitions that will build upon existing core competencies and expand our market coverage in both traditional automotive and non-automotive markets and a share repurchase program.

      Financing Activities. Net cash provided by financing activities was $13 million, $1.1 billion and $2.9 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Cash provided by financing activities for 2001 includes the net proceeds from the $500 million in Notes offset by repayments under our commercial paper programs.

      Dividends. The Delphi Board of Directors declared dividends on Delphi common stock of $0.07 per share on March 7, June 27, September 5, and December 5, 2001, payable on April 16, August 6, October 16, 2001 and January 16, 2002, respectively.

      Stock Repurchase Program. The Board of Directors authorized the repurchase of an aggregate of 19 million shares of Delphi common stock to fund Delphi’s obligation under stock option and other employee benefit plans. Through December 31, 2001, we had acquired approximately 8 million shares of Delphi common stock in the open market and had reissued approximately 3 million shares under stock option and other employee benefit plans.

Outlook

      Production schedules for our largest customer in North America, our largest market, were approximately 5% lower in the fourth quarter of 2001 and 11% lower in 2001 than in 2000. In view of this lower production, as well as the weaker U.S. and European aftermarket and weaker euro, our sales decreased by 10% during 2001 compared to 2000. Such adverse conditions may continue for an extended period of time. In addition, the war on terrorism may lead to further declines in production volumes or a United States consumer recession given weakening economic indicators prior to the September 11 attacks. We expect a softening of vehicle demand as zero-percent interest and other aggressive incentive programs (enacted as a result of the terrorist attacks) expire and consumers react conservatively to the contracting global economy. These conditions could result in additional continued revenue declines and could adversely affect our earnings and financial condition. In light of our increasingly difficult global economic outlook for 2002, primarily caused by a downturn in the U.S. automotive market, and the impact of discontinued businesses, we expect our 2002 sales to be approximately $ 25.5 billion, slightly lower than our current year sales of $26.1 billion. We expect net income, excluding any portfolio-related actions, will be approximately $275 million and operating cash flow will be approximately $0.8 billion for 2002. We expect pension and health care expenses will be significantly higher in 2002 than in 2001.

      To mitigate these conditions, Delphi has been implementing productivity improvements and streamlining activities designed to reduce overhead and improve manufacturing processes. In addition, we have announced further plans to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions. We intend that these actions will continue to reduce manufacturing and selling, general and administrative costs, but cannot assure you that such actions will be effective or sufficient to offset the impact of adverse market conditions.

      In addition to adverse conditions in our market and the weakening economy as a whole, we depend on GM as a customer. GM accounted for 68% of our net sales for 2001. Our sales to GM have declined since our separation from GM in 1999; principally reflecting reduced GM vehicle production in North America, the impact of customer driven price reductions, the elimination of non-profitable businesses, a weaker euro as well as GM’s diversification of its supply base. As a percent of our total revenue for 2001, our non-GM sales were 32% compared to 29% for 2000, which reflects our continued focus on diversifying our customer base. We also exited some businesses as part of our portfolio review process and expect to exit additional businesses in 2002. Reflecting these and other factors we expect our sales to GM to further decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline. In connection with our separation from GM in 1999, we entered into the Supply Agreement with GM affording us certain bidding rights on new GM products. Such rights under the Supply Agreement expired on January 1, 2002. Accordingly, we now bid for GM’s automotive parts business on the same basis as our competitors. To compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. We are currently projecting our sales beyond 2002 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. VMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. As previously disclosed, a few customers had advised Delphi that they intended to pursue warranty claims vigorously, notwithstanding that we believe our quality has improved. In particular, although we settled certain pre-Separation warranty claims with GM in

September 2000, GM continued to assert pre-Separation warranty claims, which we challenged. In the fourth quarter, we resolved many of these pre-Separation warranty claims with GM and believe the remainder of known pre-Separation warranty claims are adequately covered by customer credits or commercial defenses. Accordingly, although we cannot assure you that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover pre-Separation and post-Separation warranty claims. However, the final amounts determined to be due related to these matters could differ materially from recorded estimates.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and viability of joint venture business partners. As part of our ongoing procedures, we regularly review our joint venture investments for potential impairments or permanent declines in value. During 2001, we recorded charges of $70 million related to the aggregate decline in the value of certain investments. These charges have been included in other income (expense), net.

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. In addition, in September 2001 this customer/business partner entered into a non-binding memorandum of understanding with a third party relating to forming a new company, which would purchase selected assets and businesses of this customer/business partner and would assume a portion of the liabilities, but which also proposes to pay less than the full value to the suppliers. Delphi’s balance sheet as of December 31, 2001 includes approximately $16 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. We are actively seeking repayment of these amounts, which we continue to believe are collectible. At December 31, 2001, we also have investments, generally through a non-controlling 50% voting interest, in several joint ventures which sell to this customer/business partner. At December 31, 2001, we have investments of approximately $106 million in these joint ventures. Total receivables of the joint ventures due from this customer/business partner were $205 million at December 31, 2001. Based upon the recent events, we are continuing to work with the joint ventures to facilitate their ongoing operations and continue to believe that our investments as of December 31, 2001 are recoverable and intend to pursue the full amount of such recovery. However, due to assertions by the customer/business partner that it cannot pay supplier claims in full and the significant uncertainty surrounding the outcome of the reorganization as well as the memorandum of understanding discussed above, the impact on our future results of operations and financial condition could differ materially from currently recorded estimates.

Inflation

      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

Deferred Income Taxes

      As more fully described in Note 5 to our consolidated financial statements, at December 31, 2001, Delphi’s consolidated balance sheet included a net deferred tax asset of approximately $3.3 billion. This net deferred tax asset relates to temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Approximately $2.4 billion of the net deferred tax asset balance is related to our obligations for postretirement and pension benefits and approximately $453 million is related to net operating loss carryforwards. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and certain other countries and future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has considered various factors in assessing the probability of realizing these deferred tax assets including:

•	Delphi’s operating results, excluding the impact of special items, over the most recent three-year period and overall financial forecasts of book and taxable income for the 2002-2004 period.

•	The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, to manage the degree to which Delphi generates significant U.S. federal tax net operating losses.

•	The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

Environmental Matters

      Delphi is subject to various laws governing the protection of the environment including laws regulating air emissions, water discharges and waste management. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. However, such expenditures were not material during the years ended December 31, 2001, 2000 and 1999 and are not expected to be material in 2002 or 2003. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

      Delphi is also subject to environmental laws requiring investigation and cleanup of environmental contamination and is in various stages of investigation and cleanup at its manufacturing sites where contamination has been discovered. In addition, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Accordingly, the ultimate cost, if any, to remediate the site, and Delphi’s share of such costs cannot be estimated at this time. Delphi is cooperating with the EPA and the other PRPs to address this matter and has reserved approximately $1 million for Delphi’s share of the expected investigation costs.

      Delphi may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of Delphi’s liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. At December 31, 2001, our reserve for such environmental investigation and cleanup was approximately $20 million, which reflects, in part, the retention by GM of the environmental liabilities for certain inactive sites, as part of the Separation. The policies adopted to properly reflect the monetary impact of environmental matters are discussed in Note 1 to the consolidated financial statements.

      The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other PRPs. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change our estimates. Accordingly, we cannot assure you that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserve.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, purchased goodwill will no longer be amortized and will be subject to impairment tests at least annually. We adopted SFAS No. 142 effective January 1, 2002 and stopped the amortization of purchased goodwill. At December 31, 2001, our unamortized purchased goodwill balance is approximately $630 million. We completed the impairment tests of goodwill as of January 1, 2002 as required by SFAS No. 142. In doing so we determined that our goodwill is not impaired; therefore there was no transitional impairment charge to be recorded. The following reflects net income and earnings per share adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as of the beginning of the respective periods:

	For the Year Ended
	December 31,

	2001	2000	1999

	(in millions, except per
	share amounts)

Net income (loss):

Reported net income (loss)	$(370)	$1,062	$1,083

Add back: goodwill amortization, net of tax	28	26	14

Adjusted net income (loss)	$(342)	$1,088	$1,097

Basic earnings (loss) per share:

Reported basic earnings (loss) per share	$(0.66)	$1.89	$1.96

Add back: goodwill amortization, net of tax	0.05	0.05	0.03

Adjusted basic earnings (loss) per share	$(0.61)	$1.94	$1.99

Diluted earnings (loss) per share:

Reported diluted earnings (loss) per share	$(0.66)	$1.88	$1.95

Add back: goodwill amortization, net of tax	0.05	0.05	0.03

Adjusted diluted earnings (loss) per share	$(0.61)	$1.93	$1.98

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally result in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Delphi for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

      In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” as well as certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by clarifying certain of its provisions. SFAS No. 144 removes goodwill from the scope of SFAS No. 121 and establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. This statement is effective for Delphi in 2002. The adoption of this statement will not have a material effect on our results of operations or financial position.

Significant Accounting Policies

      Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

      Warranty — Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

      Pension and OPEB — The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 9 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

      Valuation of Long-Lived Assets and Investments — We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

Forward-Looking Statements

      This report contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Delphi is subject to various factors, risks and uncertainties, many of which are outside of our control, that could cause actual results to differ from those expressed in forward-looking statements made by us throughout this report and elsewhere. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of global restructuring or other initiatives, portfolio restructuring plans, volume growth, share of sales, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Delphi does not intend or assume any obligation to update any of these forward-looking statements. Principal important factors, risks and uncertainties, which may cause actual results to differ from those expressed in such forward-looking statements, include, but are not limited to:

•	The ability of our company to increase sales to customers other than GM and to achieve the labor benefits we expect from our Separation from GM.

•	The ability of our company to retain GM business as we depend on GM as a customer.

•	The ability of our company to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.

•	Potential increases in our warranty costs, including increases due to any assertions by our customers that they intend to pursue warranty claims against Delphi vigorously.

•	The ability of our company to successfully implement our global restructuring plans and our planned 2002 portfolio restructuring, including with respect to our thermal business, and to achieve the benefits relating to reduced structural costs and improved earnings power that we expect from these plans.

•	Our ability to enter into definitive agreements to sell or wind down our generator and instrumentation businesses and make satisfactory arrangements with respect to anti-trust matters, the labor force, customers and other due diligence matters.

•	Changes in the operations, financial condition, results of operations or market share of our customers, including our largest customer, GM, or significant business partners.

•	Changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific), including the effects of current economic problems in Asia, Brazil and other regions of Latin America, including Mexico and Argentina.

•	Currency exchange rate fluctuations in the markets in which we operate, which may continue to negatively impact Delphi’s operations.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant downturns in the automobile production rate in North America, Europe or other markets in which we operate and the cyclical nature of the automotive industry.

•	The impact of possible terrorist attacks, which could exacerbate other risks to our business such as slowed automobile production or interruptions in the transportation system.

•	Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, including the effects of any possible new legislation such as the Transportation and Recall Enhancement Accountability and Documentation Act and associated rulemaking.

•	Costs relating to legal and administrative proceedings (such as environmental, commercial, product liability and intellectual property related), including adverse judgments against Delphi if we fail to prevail in reversing such judgments, or associated with product recalls or warranty or adoption of new or updated accounting policies and practices.

•	The ability of our company to generate cost savings and operational improvements in the future sufficient to offset contractually or competitively required price reductions, price reductions necessary to win additional business and increases in raw material costs.

•	The ability of our company to maintain financial flexibility to make payments for pensions and other postretirement employee benefits and to implement capital expenditures, all at the levels and times planned by management.

•	The ability of our company to respond to changes in technology and technological risks and to protect and assert patent and other intellectual property rights.

•	The ability of our company to successfully identify, complete and integrate acquisitions and to exit non-performing businesses on satisfactory terms.

•	The impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

•	The ability of our company to absorb possible contingent liabilities including those relating to divestitures.

•	Additional risk factors include our ability to provide high quality products at competitive prices, to develop new products that meet changing consumer preferences, to meet changing vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.

•	Other factors, risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are exposed to market risks from changes in currency exchange rates and certain commodity prices. In order to manage these risks, we operate a centralized hedging program that consists of entering into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in exchange rates and commodity prices.

      A discussion of our accounting policies for derivative instruments is included in Note 1 to our consolidated financial statements included elsewhere in this report and further disclosure is provided in Note 15 to those financial statements. We maintain risk management control systems to monitor exchange and commodity risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests which assume instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

Currency Exchange Rate Risk

      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments that provide offsets or limits to our exposures (hedges). Currently, our most significant currency exposures relate to the Mexican peso, Canadian dollar, euro, Japanese yen, Singapore dollar, Polish zloty and Brazilian real. As of December 31, 2001 and 2000, the net fair value liability of all financial instruments with exposure to currency risk was approximately $393 million and $395 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $20 million at December 31, 2001 and $39 million at December 31, 2000. The impact of a 10% adverse change in rates on fair value at December 31, 2001 differs from a 10% change in the net fair value liability due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $21 million at December 31, 2001 and an asset of approximately $19 million as of December 31, 2000. If the price of the commodities that are being protected by our commodity swaps and options contracts changed adversely by 10%, the December 31, 2001 fair value liability of our commodity swaps and options contracts would increase by $17 million to $38 million, and the December 31, 2000 fair value asset would decrease $18 million to $1 million. The changes in the net fair value (liability) asset differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps and options contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

      A portion of our borrowings from third party credit sources is comprised of $2.0 billion in fixed rate term debt maturing in 2004, 2006, 2009 and 2029. We also issue commercial paper on a regular basis, in the U. S. and in Europe, to fund day-to-day capital needs. Commercial paper amounts outstanding can fluctuate significantly during the month, from $350 million early in the month to a high of $1,300 million late in the month. Our daily average outstanding balance for 2001 was $816 million. The maturities on these borrowings have been short-term with the majority maturing within 1 month. When commercial paper matures, it may be re-issued at the then current market rate. Given our reliance on fixed rate borrowings to fund long-term requirements, we believe our interest rate risk exposure is limited and accordingly we have not entered into any derivative instruments to manage interest rate risk.

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

      Deloitte & Touche LLP, an independent audit firm, is engaged to audit the consolidated financial statements of Delphi and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The independent auditors’ report follows this report.

      The Board of Directors, through the Audit Committee (composed entirely of outside Directors) is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the General Auditor meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. Each quarter, the Audit Committee meets with management and privately with the independent auditors in advance of the public release of operating results, and filing of annual or quarterly reports with the Securities and Exchange Commission. It is management’s conclusion that internal control at December 31, 2001 provides reasonable assurance that the books and records reflect the transactions of Delphi and that the businesses comply with established policies and procedures. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ J.T. Battenberg III	/s/ Alan S. Dawes	/s/ Paul R. Free

J.T. Battenberg III Chairman, Chief Executive Officer and President	Alan S. Dawes Chief Financial Officer and Executive Vice President	Paul R. Free Chief Accounting Officer and Controller

INDEPENDENT AUDITORS’ REPORT

Delphi Automotive Systems Corporation:

      We have audited the accompanying consolidated balance sheets of Delphi Automotive Systems Corporation (“Delphi”), as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Delphi. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delphi as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Detroit, Michigan

January 16, 2002

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(in millions, except per
	share amounts)

Net sales:

General Motors and affiliates	$17,624	$20,665	$22,302

Other customers	8,464	8,474	6,890

Total net sales	26,088	29,139	29,192

Operating expenses:

Cost of sales, excluding items listed below	23,216	24,744	25,035

Selling, general and administrative	1,470	1,715	1,619

Depreciation and amortization	1,150	936	856

Restructuring (Note 2)	536	—	—

Acquisition-related in-process research and development (Note 3)	—	51	—

Total operating expenses	26,372	27,446	27,510

Operating income (loss)	(284)	1,693	1,682

Less interest expense	(222)	(183)	(132)

Other income (expense), net (Note 11)	(22)	157	171

Income (loss) before income taxes	(528)	1,667	1,721

Income tax expense (benefit) (Note 5)	(158)	605	638

Net income (loss)	$(370)	$1,062	$1,083

Earnings (loss) per share (Note 1)

Basic	$(0.66)	$1.89	$1.96

Diluted	$(0.66)	$1.88	$1.95

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$757	$760

Accounts receivable, net:

General Motors and affiliates	2,829	3,308

Other customers	1,778	2,050

Inventories, net (Note 4)	1,621	1,707

Deferred income taxes (Note 5)	319	569

Prepaid expenses and other	194	209

Total current assets	7,498	8,603

Long-term assets:

Property, net (Note 6)	5,724	5,718

Deferred income taxes (Note 5)	3,152	2,043

Other	2,228	2,157

Total assets	$18,602	$18,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt (Note 8)	$1,270	$1,559

Accounts payable	2,779	2,871

Restructuring obligations (Note 2)	121	—

Accrued liabilities (Note 7)	1,680	1,813

Total current liabilities	5,850	6,243

Long-term liabilities:

Long-term debt (Note 8)	2,083	1,623

Postretirement benefits other than pensions (Note 9)	4,702	4,573

Pension benefits (Note 9)	2,146	590

Other	1,509	1,726

Total liabilities	16,290	14,755

Commitments and contingencies (Note 10)

Stockholders’ equity:

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2001 and 2000	6	6

Additional paid-in capital	2,450	2,450

Retained earnings	1,343	1,869

Minimum pension liability	(830)	—

Accumulated other comprehensive income, excluding minimum pension liability	(567)	(463)

Treasury stock, at cost (4.8 million and 5.2 million shares in 2001 and 2000, respectively)	(90)	(96)

Total stockholders’ equity	2,312	3,766

Total liabilities and stockholders’ equity	$18,602	$18,521

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(in millions)

Cash flows from operating activities:

Net income (loss)	$(370)	$1,062	$1,083

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization, excluding amortization of goodwill	1,115	905	839

Amortization of goodwill	35	31	17

Deferred income taxes	(356)	406	(55)

Venture impairments	74	—	—

Restructuring	536	—	—

Acquisition-related in-process research and development	—	51	—

Changes in operating assets and liabilities:

Accounts receivable, net	810	238	(3,759)

Inventories, net	118	172	21

Prepaid expenses and other	39	(82)	(27)

Accounts payable	(113)	(314)	836

Restructuring obligations	(343)	—	—

Accrued liabilities	(176)	(2,091)	2,090

Other long-term liabilities	81	(25)	(2,117)

Other	(90)	(85)	(142)

Net cash provided by (used in) operating activities	1,360	268	(1,214)

Cash flows from investing activities:

Capital expenditures	(1,057)	(1,272)	(1,200)

Cost of acquisitions, net of cash acquired	(276)	(897)	—

Other	(20)	115	145

Net cash used in investing activities	(1,353)	(2,054)	(1,055)

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	—	1,621

Net proceeds from (repayments of) borrowings under credit facilities and other debt	(335)	1,410	(81)

Net proceeds from issuance of debt securities	498	—	1,484

Dividend payments	(156)	(157)	(79)

Issuance (purchases) of treasury stock	6	(64)	(67)

Other	—	(95)	—

Net cash provided by financing activities	13	1,094	2,878

Effect of exchange rate fluctuations on cash and cash equivalents	(23)	(94)	(58)

(Decrease) increase in cash and cash equivalents	(3)	(786)	551

Cash and cash equivalents at beginning of year	760	1,546	995

Cash and cash equivalents at end of year	$757	$760	$1,546

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common				Accumulated		General
	Stock		Additional		Other		Motors’	Total
			Paid-in	Retained	Comprehensive	Treasury	Net	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Investment	Equity

	(in millions)

Balance at January 1, 1999	—	$—	$—	$—	$(68)	$—	$77	$9

Net income	—	—	—	1,083	—	—	—	1,083

Foreign currency translation adjustments	—	—	—	—	(256)	—	—	(256)

Total comprehensive income								827

Settlement of intracompany balances	—	—	—	—	—	—	1,541	1,541

Reclassification of General Motors’ net investment	465	5	1,613	—	—	—	(1,618)	—

Issuance of common shares	100	1	1,620	—	—	—	—	1,621

Separation related adjustments (Note 9)	—	—	(629)	—	—	—	—	(629)

Net shares reacquired for employee benefit plans	—	—	(3)	—	—	(47)	—	(50)

Dividends	—	—	—	(119)	—	—	—	(119)

Balance at December 31, 1999	565	6	2,601	964	(324)	(47)	—	3,200

Net income	—	—	—	1,062	—	—	—	1,062

Foreign currency translation adjustments	—	—	—	—	(139)	—	—	(139)

Total comprehensive income								923

Separation related adjustments (Note 9)	—	—	(151)	—	—	—	—	(151)

Net shares reacquired for employee benefit plans	—	—	—	—	—	(49)	—	(49)

Dividends	—	—	—	(157)	—	—	—	(157)

Balance at December 31, 2000	565	6	2,450	1,869	(463)	(96)	—	3,766

Net loss	—	—	—	(370)	—	—	—	(370)

Foreign currency translation adjustments	—	—	—	—	(106)	—	—	(106)

Cumulative effect of accounting change related to derivatives, net of tax (Note 15)	—	—	—	—	14	—	—	14

Net change in unrecognized gain on derivative instruments, net of tax (Note 15)	—	—	—	—	(12)	—	—	(12)

Minimum pension liability adjustment, net of tax	—	—	—	—	(830)	—	—	(830)

Total comprehensive loss								(1,304)

Net shares issued for employee benefit plans	—	—	—	—	—	6	—	6

Dividends	—	—	—	(156)	—	—	—	(156)

Balance at December 31, 2001	565	$6	$2,450	$1,343	$(1,397)	$(90)	$—	$2,312

See notes to consolidated financial statements.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations — Delphi is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. Our primary customer is General Motors Corporation (“GM”) and North America and Europe are our main markets, but we are continuing to diversify our customer base and our geographic markets. We became an independent publicly held company during 1999 through an initial public offering on February 5, 1999 (the “IPO”) and the distribution of Delphi’s remaining shares owned by GM on May 28, 1999 (the “Spin-Off”), collectively referred to as the “Separation”.

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

      Revenue Recognition — Delphi’s revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses were $1.7 billion for each of the years ended December 31, 2001, 2000 and 1999.

      Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

      Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. A small portion of the portfolio represents securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income.

      Allowance for Doubtful Accounts — The allowance for doubtful accounts was $89 million and $77 million as of December 31, 2001 and 2000, respectively.

      Inventories — Inventories in the U.S. are stated at the lower of cost or market, as determined substantially by the last-in, first-out (LIFO) method, while inventories in countries other than the U.S., and at Delphi Delco Electronics, are stated under the first-in, first-out (FIFO) method. The FIFO value of inventories valued at LIFO amounted to approximately $633 million and $725 million at December 31, 2001 and 2000, respectively. The effect of the LIFO method of accounting was to increase operating income by $41 million in 2001, including the $7 million effect of deflation. The effect of the LIFO method of accounting was to increase Delphi’s 2000 operating income by $96 million, net of the effect of inflation of $34 million. The effect of the LIFO method of accounting was to decrease operating income by $19 million in 1999, which was related to the effect of inflation and build up of inventories related to the Year 2000.

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

      Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

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

      Warranty — We recognize warranty reserves for products sold based on management estimates of the amount that will eventually be required to settle such obligations. This reserve is based on several factors including past experience, production changes, industry developments and various other considerations.

      Postemployment Benefits and Employee Termination Benefits — Delphi’s postemployment benefits primarily relate to Delphi’s extended-disability benefit program in the U.S., supplemental unemployment compensation benefits and employee termination benefits, mainly pursuant to union or other contractual agreements. Extended-disability benefits are accrued on a service-driven basis and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment. Discounting of these future cash expenditures is based on the nature of the obligation and the timing of the expected benefit payments. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries generally are translated to U.S. dollars at end-of-period exchange rates. The effect of translation for foreign subsidiaries is reported in a separate component of stockholders’ equity. Income statement elements of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is included in income. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, decreased the net loss by $7 million in 2001 and decreased net income by $4 million and $7 million during 2000 and 1999, respectively.

      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Required pro forma disclosures are included in Note 12.

      Derivative Financial Instruments — Effective January 1, 2001, Delphi adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

      Delphi manages its exposure to fluctuations in foreign exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts, options and swaps with various counterparties. Such financial exposures are managed in accordance with Delphi’s corporate policies and procedures. Delphi does not enter into derivative transactions for trading purposes.

      As part of the hedging program approval process, Delphi management representatives are required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Delphi does not enter into derivative transactions that do not have a correlation with the underlying financial risk. The hedge positions entered into by Delphi, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by Delphi management on an ongoing basis.

      Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or forecasted foreign currency commitments. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. All other commodity derivative contracts are marked to market on a current basis. Since Delphi has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. At December 31, 2001 and 2000, Delphi’s exposure to movements in interest rates was not significant and Delphi had not entered into any derivative instruments to manage interest rate risk or minimize interest expense.

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

      Weighted average shares outstanding used in calculating historical basic and diluted earnings per share were:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)

Weighted average shares outstanding	560,041	560,968	552,771

Effect of dilutive securities	—	2,600	1,862

Diluted shares outstanding	560,041	563,568	554,633

      If the 100 million shares issued in the IPO were assumed to be outstanding since January 1, 1999, the basic and diluted weighted average shares outstanding would have been 564 and 566 million, respectively, during the year ended December 31, 1999. On this basis, basic and diluted earnings per share would have been $1.92 and $1.91, respectively, for the year ended December 31, 1999.

      Recently Issued Accounting Pronouncements— In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, purchased goodwill will no longer be amortized and will be subject to impairment tests at least annually. We adopted SFAS No. 142 effective January 1, 2002 and stopped the amortization of purchased goodwill. At December 31, 2001, our unamortized purchased goodwill balance is approximately $630 million. We completed the impairment tests of goodwill as of January 1, 2002 as required by SFAS No. 142. In doing so we determined that our goodwill is not impaired; therefore there was no transitional impairment charge to be recorded. The following reflects net income and earnings per share adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as of the beginning of the respective periods:

	For the Year Ended December 31,

	2001	2000	1999

	(in millions, except per
	share amounts)

Net income (loss):

Reported net income (loss)	$(370)	$1,062	$1,083

Add back: goodwill amortization, net of tax	28	26	14

Adjusted net income (loss)	$(342)	$1,088	$1,097

Basic earnings (loss) per share:

Reported basic earnings (loss) per share	$(0.66)	$1.89	$1.96

Add back: goodwill amortization, net of tax	0.05	0.05	0.03

Adjusted basic earnings (loss) per share	$(0.61)	$1.94	$1.99

Diluted earnings (loss) per share:

Reported diluted earnings (loss) per share	$(0.66)	$1.88	$1.95

Add back: goodwill amortization, net of tax	0.05	0.05	0.03

Adjusted diluted earnings (loss) per share	$(0.61)	$1.93	$1.98

      Upon Delphi’s adoption of SFAS No. 142 on January 1, 2002, we reevaluated our intangible assets and determined that their remaining useful lives are appropriate.

      Reclassifications — Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

      The restructuring charge of $536 million included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entail the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. During the first quarter, employees at impacted locations were informed of the restructuring initiatives. We have communicated benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary and involuntary separation programs, early retirements, social plan programs and layoffs. As of December 31, 2001, approximately 10,100 employees had been separated under the plans including 4,250 U.S. hourly employees, 1,950 U.S. salaried employees and 3,900 non-U.S. employees. The majority of these have been through various separation programs. We expect the remaining 1,400 employees to separate during the first quarter of 2002. The employee cost component for the U.S. hourly plans recorded in the first quarter of 2001 included accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” These accruals were based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation. Although our actual experience on a plant-by-plant basis has varied from our original assumptions, our overall estimates regarding the total number of employees impacted and related costs remain appropriate.

      Of the $536 million restructuring charge, we expect to pay approximately $463 million in cash; the balance consists primarily of special termination pension and postretirement benefits. We made payments of $321 million related to employee costs and $22 million related to other exit costs in 2001. Non-cash charges in 2001 were $72 million, with $62 million for special termination pension and postretirement benefits, and the balance for currency translation.

      In the first quarter of 2001, we evaluated the carrying value of the long-lived assets at each site impacted by the restructuring plans for impairment, and recorded impairment losses of $63 million. The impairment losses, primarily related to machinery and equipment held for use in the Safety, Thermal and Electrical Architecture sector, were recorded in depreciation and amortization.

      In addition, in the first quarter of 2001, we recorded impairment charges of $18 million related to permanent declines in the value of our investments in certain joint ventures, included in other income (expense), net.

      In the fourth quarter of 2001, we entered into a non-binding letter of intent to sell our generator business, part of our Dynamics & Propulsion sector, and consequently classified the related assets as held for sale. We recorded a charge to depreciation and amortization of $56 million ($36 million after-tax) to write-down fixed assets, principally machinery and equipment, to net realizable value. Also, we recorded a charge to cost of sales of $138 million ($89 million after-tax). This charge was comprised of $96 million to write-down inventory in the business to net realizable value, $38 million for contractually required payments (primarily employee related) and $4 million to write down other assets. Our generator business had annual sales of approximately $500 million in 2001.

      In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million related primarily to the machinery and equipment held for use in the Electronics & Mobile Communications sector. This equipment is used by one of our product lines located in Argentina, which has been impacted by recent macroeconomic developments. We also recorded a charge of $52 million related to permanent declines in the gross value of our investments in certain offshore joint ventures. These impairment charges, which aggregated $61 million, were included in depreciation and amortization and other income (expense), net.

3. ACQUISITIONS

     Delphi Mechatronic Systems

      In March 2001, Delphi acquired substantially all of the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry with 2000 sales of $320 million, primarily in North America and Europe. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition has been accounted for using the purchase method of accounting and therefore, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Delphi Mechatronic Systems are included in our consolidated financial statements from the acquisition date. The $112 million of excess consideration given over the estimated fair value of net assets acquired has been recorded as goodwill and was amortized based on a 20 year life through December 31, 2001.

      The purchase price and related allocations for these acquisitions are preliminary and may be revised up to one year from the date of acquisition. Delphi can provide no assurances as to whether any revisions to the preliminary purchase price and related allocation will be material. Adjustments to the purchase price and related preliminary allocations may occur as a result of obtaining more information regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase agreement, and revisions of preliminary estimates of fair values made at the date of purchase. We are evaluating how the acquired operations will be integrated into our overall business strategy and are in the process of developing a plan for restructuring certain of those operations. It is possible that our integration plan, when finalized, will impact the preliminary purchase price allocation. We discontinued the amortization of goodwill on January 1, 2002 when we adopted the provisions of SFAS No. 142, as discussed in Note 1.

Delphi Connection Systems-Specialty Electronics

      In June 2001, we purchased Specialty Electronics, Inc., now Delphi Connection Systems-Specialty Electronics, for approximately $22 million. The acquisition was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of the acquisition. Delphi Connection Systems-Specialty Electronics is a provider of electronic connector products and customized interconnect solutions to the telecommunications, computer, industrial electronics, medical and automotive markets, which complements Delphi’s strategic expansion into new markets.

Delphi Integrated Service Solutions

      In October 2001, Delphi acquired Automotive Technical Resources, Inc., for a purchase price of $15 million. The business is operated as part of Delphi’s aftermarket operations in a new business unit, Delphi Integrated Service Solutions. The acquisition was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. Delphi intends to provide comprehensive service support to increase service technician and shop efficiencies through advanced technologies, including Delphi Solutions series products, Internet enabled hand-held units that allow shop technicians to remotely access diagnostic information, technical data and training at the vehicle on a just-in-time basis.

Delphi Lockheed Automotive

      In February 2000, Delphi purchased Automotive Products Distribution Services, now Delphi Lockheed Automotive, for $63 million. Delphi Lockheed Automotive is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles.

Delphi Diesel Systems

      In January 2000, Delphi purchased Lucas Diesel Systems, now Delphi Diesel Systems, for $0.8 billion, net of cash acquired. Delphi Diesel Systems is one of the world’s largest producers of diesel fuel-injection systems for light, medium and heavy-duty vehicles. In connection with this acquisition, Delphi recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use. The acquisition-related in-process research and development primarily related to development of the diesel fuel injector common rail technology for light, medium and heavy-duty vehicles. The fair value of acquisition-related in-process research and development was determined using the income approach. The income approach measures the current value of an asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The discount rates used in calculating the present value of the components of the project ranged from 17% to 20%. At the valuation date, there were components of the project at various stages of completion ranging from approximately 30% to 85%. Such components are anticipated to be completed at varying times through 2007 at an estimated cost of approximately $54 million. As of December 31, 2001 and 2000, the project components were at various stages of completion ranging from approximately 60% to 100% and 42% to 100%, respectively.

      The pro forma effects of these acquisitions would not be materially different from reported results.

4. INVENTORIES, NET

      Inventories, net consisted of:

	December 31,

	2001	2000

	(in millions)

Productive material, work-in-process and supplies	$1,563	$1,689

Finished goods	313	314

Total inventories at FIFO	1,876	2,003

Less allowance to adjust the carrying value of certain inventories to LIFO	(255)	(296)

Total inventories, net	$1,621	$1,707

      At December 31, 2001, inventories, net include inventories related to Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics of $34 million.

5. INCOME TAXES

      Income (loss) before income taxes for U.S. and non-U.S. operations was:

	Year Ended December 31,

	2001	2000	1999

	(in millions)

U.S. income (loss)	$(656)	$1,320	$1,349

Non-U.S. income	128	347	372

Total	$(528)	$1,667	$1,721

      The provision (benefit) for income taxes was:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Current income tax expense (benefit), net

U.S. federal	$73	$92	$43

Non-U.S	59	84	112

U.S. state and local	(1)	(17)	10

Total current income tax expense	131	159	165
Deferred income tax expense (benefit), net

U.S. federal	(267)	383	434

Non-U.S	(10)	20	12

U.S. state and local	(10)	48	33

Total deferred	(287)	451	479

Investment tax credits	(2)	(5)	(6)

Total income tax provision (benefit)	$(158)	$605	$638

      A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,

	2001	2000	1999

	(in millions)

Tax at U.S. federal statutory income tax rate	$(185)	$583	$602

U.S. state and local income taxes	(11)	41	43

New York State investment tax credits	—	(10)	—

Non-U.S. income taxed at other rates	3	(17)	(6)

Research and experimentation credits	(63)	(57)	(61)

Other adjustments	98	65	60

Total income tax provision (benefit)	$(158)	$605	$638

      Deferred income tax assets and liabilities for 2001 and 2000 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.

      Temporary differences that gave rise to deferred tax assets and liabilities included:

	December 31,

	2001		2000

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Other postretirement benefits	$1,940	$—	$1,879	$—

Pension benefits	451	31	—	128

Other employee benefits	152	23	219	—

Depreciation	59	169	—	54

Tax on unremitted profits	—	172	—	161

U.S. state and local taxes	184	29	133	—

Net operating loss carryforwards	589	—	376	—

General business credit carryforwards	190	—	117	—

Other U.S.	417	69	290	—

Other non-U.S.	54	54	3	43

Total	4,036	547	3,017	386

Valuation allowances	(161)	—	(138)	—

Total deferred taxes	$3,875	$547	$2,879	$386

      Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

      Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, income tax accruals in the consolidated balance sheets reflect that GM agreed to indemnify Delphi, excluding Delphi Delco Electronics, for assessments related to tax returns for years prior to 1999. This agreement was obtained as part of the Master Separation Agreement dated as of January 1, 1999 between GM and Delphi pursuant to which the assets and liabilities of the Delphi business sector were transferred to Delphi (the “Separation Agreement”).

      Delphi has deferred tax assets for net operating loss carryforwards of $453 million, net of a valuation allowance of $136 million. Of this amount, $357 million is related to the U.S. and expires in 2020 and 2021. The remainder of this amount relates to foreign tax jurisdictions with expiration dates ranging from one year to indefinite.

      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed earnings not deemed to be indefinitely reinvested.

      Cash paid for income taxes was $116 million, $95 million and $173 million in 2001, 2000 and 1999, respectively.

6. PROPERTY, NET

      Property, net consisted of:

		December 31,
	Estimated Useful
	Lives (Years)	2001	2000

		(in millions)

Land	—	$71	$70

Land and leasehold improvements	3-30	231	224

Buildings	29-45	2,108	2,075

Machinery, equipment and tooling	3-30	10,959	10,453

Furniture and office equipment	3-20	416	347

Construction in progress	—	915	908

Total		14,700	14,077

Less: accumulated depreciation and amortization		(8,976)	(8,359)

Total property, net		$5,724	$5,718

      Machinery, equipment and tooling at December 31, 2001 and 2000 included approximately $338 million and $358 million in Delphi-owned special tools. In addition, the consolidated balance sheets include costs incurred on customer-owned special tools subject to reimbursement by customers of approximately $223 million and $177 million as of December 31, 2001 and 2000.

      Losses related to the valuation of long-lived assets held for use were charged to depreciation and amortization in the amounts of $128 million, $13 million and $28 million in 2001, 2000 and 1999, respectively. See Note 2 for discussion of asset impairments recorded in conjunction with the restructuring and impairment charges recorded in 2001.

7. ACCRUED LIABILITIES

      Accrued liabilities consisted of:

	December 31,

	2001	2000

	(in millions)

Payroll related obligations	$207	$211

Employee benefits	398	347

Income taxes payable	86	78

Taxes other than income	172	167

Separation related obligation	150	247

Other	667	763

Total	$1,680	$1,813

8. DEBT

      Debt is summarized as follows:

	December 31,

	2001	2000

	(in millions)

Bank lines of credit	$—	$95

Commercial paper program	1,087	1,191

6.125%, unsecured notes, due 2004	500	500

6.55%, unsecured notes, due 2006	499	—

6.50%, unsecured notes, due 2009	498	497

7.125%, debentures, due 2029	496	496

Other	273	403

Total debt	3,353	3,182

Less: current portion	(1,270)	(1,559)

Long-term debt	$2,083	$1,623

      Delphi has approximately $165 million available under uncommitted lines of credit. Interest rates under these lines of credit are determined at the time of borrowing based on the underlying bank rates. Borrowings under the lines are generally due within 180 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2001, no amount was outstanding under uncommitted lines of credit. As of December 31, 2000, $95 million was outstanding under uncommitted lines of credit with an average interest rate of 7.1%.

      Delphi maintains worldwide commercial paper programs providing up to $2.5 billion of borrowing ability. Interest rates under these programs are determined based on the prevailing market rates at the time of issuing commercial paper. Borrowings under these programs are for a maximum of 365 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2001, $1.1 billion was outstanding under the commercial paper program with an average interest rate of 3.3%. As of December 31, 2000, $1.2 billion was outstanding under the commercial paper program with an average interest rate of 6.6%.

      Delphi has outstanding publicly held unsecured term debt securities totaling approximately $2.0 billion. The debt securities consist of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009 and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. Interest on $1.5 billion of these debt securities is payable semi-annually on May 1 and November 1, with interest on the remaining $500 million payable June 15 and December 15 of each year. None of the debt securities have sinking fund requirements. The securities are all redeemable, in whole or in part, at the option of Delphi.

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit facility in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit facility, also in the amount of $1.5 billion, which expires June 2002. The Credit Facilities provide that the interest rate is based, at Delphi’s option, on either an Alternate Base Rate (higher of prime or federal funds effective rate plus one-half of 1%) or a eurodollar interest rate, plus a margin. In addition to interest payments, Delphi is obligated to pay certain facility fees of 0.125% and 0.1% for the five-year and the 364-day revolving credit facility, respectively. The Credit Facilities also contain certain affirmative and negative covenants including, among others, requirements for maintaining certain leverage and indebtedness ratios. Delphi was in compliance with all covenant arrangements throughout the year. As of December 31, 2001 and 2000, there were no outstanding amounts under the Credit Facilities.

      As of December 31, 2001 and 2000, Delphi also had certain other debt outstanding of approximately $273 million and $403 million, respectively, principally at certain international subsidiaries.

      Cash paid for interest totaled $219 million, $182 million and $114 million in 2001, 2000 and 1999, respectively.

      The principal maturities of debt, net of applicable discount and issuance costs, for the five years subsequent to 2001 are as follows:

Year	Maturities

(in millions)

2002	$1,270

2003	21

2004	553

2005	9

2006	504

Thereafter	996

Total	$3,353

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

      The 2001 and 2000 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. salaried and hourly employees.

			Other Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

	(in millions)

Change in benefit obligation:

Benefit obligation at beginning of year	$7,042	$6,196	$4,283	$3,779

Service cost	256	261	140	146

Interest cost	542	477	332	292

Actuarial (gains) losses	601	(63)	719	89

Benefits paid	(144)	(37)	(28)	(7)

Plan amendments and other	147	44	15	—

Impact of Separation Agreement and other	—	164	(26)	(16)

Benefit obligation at end of year	8,444	7,042	5,435	4,283

Change in plan assets:

Fair value of plan assets at beginning of year	6,740	5,296	—	—

Actual return on plan assets	(445)	(53)	—	—

Contributions	—	1,125	28	7

Benefits paid	(144)	(37)	(28)	(7)

Impact of Separation Agreement and other	(74)	409	—	—

Fair value of plan assets at end of year	6,077	6,740	—	—

Underfunded status	(2,367)	(302)	(5,435)	(4,283)

Unamortized actuarial loss (gain)	1,596	(155)	430	(318)

Unamortized prior service cost	822	830	—	(9)

Net amount recognized in consolidated balance sheets	$51	$373	$(5,005)	$(4,610)

Amounts recognized in the consolidated balance sheets consist of:

Long-term prepaid benefit cost	$—	$534	$—	$—

Accrued benefit liability	(2,046)	(487)	(5,005)	(4,610)

Intangible asset	827	326	—	—

Accumulated other comprehensive income (pre-tax)	1,270	—	—	—

Net amount recognized	$51	$373	$(5,005)	$(4,610)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $8.4 billion, $8.1 billion and $6.1 billion, respectively, as of December 31, 2001 and $4.8 billion, $4.7 billion and $4.3 billion, respectively, as of December 31, 2000.

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with plan assets in excess of accumulated benefits were $372 million, $288 million, and $334 million, respectively, as of December 31, 2001, and $461 million, $391 million, and $566 million, respectively, as of December 31, 2000. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with accumulated benefits in excess of plan assets were $278 million, $253 million, and $149 million, respectively, as of December 31, 2001 and $119 million, $102 million and $7 million, respectively, as of December 31, 2000. Other comprehensive income at December 31, 2001 includes a $44 million pre-tax minimum pension liability adjustment relating to non-U.S. pension plans. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and other postretirement benefit plans was generally not significant to Delphi.

      In 2001, global capital market developments resulted in negative returns on Delphi’s pension funds and a decline in the discount rate used to estimate the pension liability. As a result, we were required to adjust the minimum pension liability recorded in our consolidated balance sheet for both U.S. and non-U.S. plans. The effect of this adjustment was to increase pension liabilities by $1.8 billion, increase intangible assets by $0.5 billion, increase deferred income tax assets by $0.5 billion, and increase accumulated other comprehensive loss by $0.8 billion. Because these adjustments were non-cash, their effect has been excluded from the accompanying consolidated statement of cash flows.

      Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. salaried and hourly employees:

				Other Postretirement
	Pension Benefits			Benefits

	2001	2000	1999	2001	2000	1999

	(in millions)

Service cost	$256	$261	$212	$140	$146	$180

Interest cost	542	477	342	332	292	310

Expected return on plan assets	(707)	(626)	(439)	—	—	—

Net amortization and other	142	52	38	(11)	(16)	(12)

Net periodic benefit cost	$233	$164	$153	$461	$422	$478

      Delphi participated in GM’s U.S. defined benefit pension plans for U.S. hourly employees until May 28, 1999. GM charged Delphi approximately $98 million in 1999 related to Delphi U.S. hourly employees.

      Effective May 28, 1999, pension and other postretirement benefit obligations relating to certain U.S. hourly employees were assumed by Delphi. However, under the terms of the Separation Agreement, including the effects resulting from the completion of required labor negotiations, Delphi hourly employees who retired on or before January 1, 2000 were treated as GM retirees for purposes of pension and other postretirement benefit obligations. Delphi assumed pension and other postretirement benefit obligations for U.S. hourly employees who retire after January 1, 2000.

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

      National union negotiations also resulted in some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. The company to which the employee transfers will be responsible for

OPEB obligations. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM.

      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. pension plan and postretirement plans were:

				Other Postretirement
	Pension Benefits			Benefits

	2001	2000	1999	2001	2000	1999

Weighted-average discount rate	7.25%	7.75%	7.75%	7.50%	7.75%	7.75%

Weighted-average rate of increase in compensation levels	5%	5%	5%	4%	4%	4%

Expected long-term rate of return on plan assets	10%	10%	10%	N/A	N/A	N/A

      For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease on a gradual basis through 2006, to the ultimate weighted-average trend rate of 5.0%.

      A one percentage point increase in the assumed health care trend rate would have increased the aggregate service and interest cost components of other postretirement benefit expense for 2001 by $83 million, and would have increased the related accumulated postretirement benefit obligation by $854 million.

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

10. COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, employment-related matters and environmental matters. With respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although we settled certain pre-Separation warranty claims with GM in September 2000, GM continued to assert pre-Separation warranty claims, which we challenged. In the fourth quarter, we resolved many of these claims with GM and believe the remainder of known pre-Separation warranty claims are adequately covered by customer credits or commercial defenses. Accordingly, although we cannot assure you that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover pre-Separation and post-Separation warranty claims. However, the final amounts determined to be due related to these matters could differ materially from recorded estimates.

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

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and viability of joint venture business partners. As part of our ongoing procedures, we regularly review our joint venture investments for potential impairments or permanent declines in value. During 2001, we recorded charges of $70 million related to the aggregate decline in the value of certain investments. These charges have been included in other income (expense), net.

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. In addition, in September 2001 this customer/business partner entered into a non-binding memorandum of understanding with a third party relating to forming a new company, which would purchase selected assets and businesses of this customer/business partner and would assume a portion of the liabilities, but which also proposes to pay less than the full value to the suppliers. Delphi’s balance sheet as of December 31, 2001 includes approximately $16 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. We are actively seeking repayment of these amounts, which we continue to believe are collectible. At December 31, 2001, we also have investments, generally through a 50% voting interest but non-controlling, in several joint ventures which sell to this customer/business partner. At December 31, 2001, we have investments of approximately $106 million in these joint ventures. Total receivables of the joint ventures due from this customer/business partner were $205 million at December 31, 2001. Based upon the recent events, we are continuing to work with the joint ventures to facilitate their ongoing operations and continue to believe that our investments as of December 31, 2001 are recoverable and intend to pursue the full amount of such recovery. However, due to assertions by the customer/business partner that it cannot pay supplier claims in full and the significant uncertainty surrounding the outcome of the reorganization as well as the memorandum of understanding discussed above, the impact on our future results of operations and financial condition could differ materially from currently recorded estimates.

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

      Rental expense totaled $164 million, $141 million and $134 million for the years ended December 31, 2001, 2000 and 1999, respectively. Delphi’s operating leases primarily relate to buildings and equipment, certain of which include purchase options of approximately $149 million and residual value guarantees of approximately $132 million. As of December 31, 2001, Delphi had minimum lease commitments under noncancelable operating leases totaling $544 million, which become due as follows:

Minimum
Future Lease
Year	Commitments

(in millions)

2002	$123

2003	110

2004	88

2005	75

2006	61

Thereafter	87

Total	$544

11. OTHER INCOME (EXPENSE), NET

      Other income (expense), net included:

	Year Ended December 31,

	2001	2000	1999

	(in millions)

Claims and commissions	$36	$65	$80

Interest income	33	48	96

Earnings of non-consolidated affiliates	54	87	44

Impairment charges	(70)	—	—

Other, net	(75)	(43)	(49)

Other income(expense), net	$(22)	$157	$171

12. STOCK INCENTIVE PLANS

      Delphi has several plans under which it issues stock options and restricted stock units. As of December 31, 2001, there were 60 million shares available for future grants under the terms of Delphi’s stock option and incentive plans. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 2001 are exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. During 1999, Delphi awarded approximately 3 million restricted stock units to employees at a weighted average fair market value of $17. Compensation expense related to restricted stock unit awards is being recognized over the vesting period. Concurrent with the Spin-Off, all outstanding options for GM shares previously granted to Delphi employees were converted to equivalent stock options on Delphi common stock, subject to the terms of the Separation Agreement.

      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options	Exercise Price

	(in thousands)

Conversion of GM options	14,736	$12.89

Granted	26,349	$19.03

Exercised	(112)	$11.92

Canceled	(466)	$18.25

Outstanding as of December 31, 1999	40,507	$16.82

Granted	17,721	$17.13

Exercised	(544)	$12.82

Canceled	(769)	$17.56

Outstanding as of December 31, 2000.	56,915	$16.94

Granted	21,912	$11.89

Exercised	(453)	$11.56

Canceled	(4,285)	$17.10

Outstanding as of December 31, 2001	74,089	$15.42

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2001:

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$ 4.00–$10.00	851	2.5	$8.83	851	$8.83

$10.01–$20.00	68,760	7.6	$15.16	30,357	$16.24

$20.01–$30.00	4,478	7.0	$20.64	4,425	$20.64

	74,089		$15.42	35,633	$16.61

      If we accounted for stock-based compensation using the fair value method consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, our net income (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

As reported:

Net income (loss) (in millions)	$(370)	$1,062	$1,083

Earnings (loss) per share	(0.66)	1.88	1.95

Pro forma:

Net income (loss) (in millions)	$(437)	$981	$1,038

Earnings (loss) per share	(0.78)	1.74	1.87

      The weighted average fair value of stock options granted was $4.13, $5.88 and $6.14 during 2001, 2000 and 1999, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Expected volatility	39.7%	36.6%	29.9%

Risk-free interest rate	4.4%	5.1%	6.5%

Expected life (years)	5.0	5.0	5.0

Dividend yield	2.0%	1.8%	1.6%

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

	Electronics & Mobile Communication

		Other			Safety,
		Electronics &			Thermal	Dynamics
	Mobile	Mobile			& Electrical	&
2001	MultiMedia(a)	Communication	Total		Architecture	Propulsion		Other(b)		Total

	(in millions)

Net sales to GM and affiliates	$321	$2,925	$3,246		$5,610	$8,768		$—		$17,624

Net sales to other customers	52	1,024	1,076		3,295	3,660		433		8,464

Inter-sector net sales	—	496	496		123	202		(821)		—

Total net sales	$373	$4,445	$4,818		$9,028	$12,630		$(388)		$26,088

Depreciation and amortization	$8	$191	$199	(c)	$315 (c)	$465	(c)	$43		$1,022	(c)

Operating income (loss)	$(33)	$316 (d)	$283	(d)	$351 (d)	$(30	)(d)	$(86	)(d)	$518	(d)

Sector assets	N/A	N/A	$2,756		$7,427	$8,778		$(359)		$18,602

Capital expenditures	N/A	N/A	$238		$304	$497		$18		$1,057

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal	Dynamics
	Mobile	Mobile		& Electrical	&
2000	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

Net sales to GM and affiliates	$304	$3,513	$3,817	$6,606	$10,240	$2	$20,665

Net sales to other customers	18	1,038	1,056	3,192	3,790	436	8,474

Inter-sector net sales	—	471	471	136	195	(802)	—

Total net sales	$322	$5,022	$5,344	$9,934	$14,225	$(364)	$29,139

Depreciation and amortization	$7	$152	$159	$317	$409	$51	$936

Operating income (loss)	$(23)	$493	$470	$668	$677 (e)	$(71)	$1,744	(e)

Sector assets	N/A	N/A	$2,976	$6,526	$9,644	$(625)	$18,521

Capital expenditures	N/A	N/A	$315	$381	$566	$10	$1,272

	Electronics & Mobile Communication

		Other		Safety,
		Electronics &		Thermal	Dynamics
	Mobile	Mobile		& Electrical	&
1999	MultiMedia(a)	Communication	Total	Architecture	Propulsion	Other(b)	Total

	(in millions)

Net sales to GM and affiliates	$37	$4,070	$4,107	$7,221	$10,973	$1	$22,302

Net sales to other customers	3	817	820	3,006	2,854	210	6,890

Inter-sector net sales	—	369	369	198	123	(690)	—

Total net sales	$40	$5,256	$5,296	$10,425	$13,950	$(479)	$29,192

Depreciation and amortization	$3	$149	$152	$308	$391	$5	856

Operating income (loss)	$(37)	$614	$577	$679	$558	$(132)	$1,682

Sector assets	N/A	N/A	$2,915	$6,977	$7,706	$752	$18,350

Capital expenditures	N/A	N/A	$236	$412	$535	$17	$1,200

(a)	Certain information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile MultiMedia develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and the elimination of inter-sector transactions.

(c)	Excludes asset impairment charges recorded in the first and fourth quarters of $63 million and $65 million, respectively, with $10 million for Electronics & Mobile Communications, $47 million for Safety, Thermal & Electrical Architecture and $71 million for Dynamics & Propulsion.

(d)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million and the fourth quarter 2001 product line impairment and other charges of $203 million with $87 million for Electronics & Mobile Communications, $214 million for Safety, Thermal & Electrical Architecture, $474 million for Dynamics & Propulsion and $27 million for Other.

(e)	Excludes the first quarter 2000 one-time, non-cash charge for Dynamics & Propulsion of $51 million resulting from acquisition-related in-process research and development.

      A reconciliation between operating income (loss) and income (loss) before income taxes for each of the years presented is as follows:

	2001		2000		1999

	(in millions)

Operating income (loss)	$518	(a)	$1,744	(c)	$1,682

Interest expense	(222)		(183)		(132)

Other income, net	48	(b)	157		171

Income (loss) before income taxes and non-recurring items	$344	(a)(b)	$1,718	(c)	$1,721

Non-recurring items	(872)		(51)		—

Income (loss) before income taxes	$(528)		$1,667		$1,721

(a)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million and the fourth quarter product line impairment and other charges of $203 million.

(b)	Excludes the first quarter 2001 investment impairment charge of $18 million and the fourth quarter 2001 venture impairment charge of $52 million.

(c)	Excludes the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

      Information concerning principal geographic areas is set forth below. Net sales data is for the years ended December 31 and net property data is as of December 31.

	2001		2000		1999

	Net	Net	Net	Net	Net	Net
	Sales	Property	Sales	Property	Sales	Property

	(in millions)

North America:

U.S. and Canada	$16,393	$3,553	$19,615	$3,642	$20,614	$3,442

Mexico	3,884	309	3,985	289	3,667	274

Total North America	20,277	3,862	23,600	3,931	24,281	3,716

Europe	4,801	1,420	4,553	1,319	4,159	934

South America	412	140	479	162	362	153

All other	598	302	507	306	390	303

Total	$26,088	$5,724	$29,139	$5,718	$29,192	$5,106

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. As of December 31, 2001 and 2000, long-term debt was recorded at $2.1 billion and $1.6 billion, respectively, and had an estimated fair value of $2.0 billion and $1.5 billion at December 31, 2001 and 2000, respectively. For all other financial instruments recorded at December 31, 2001 and 2000, fair value approximates book value.

15. DERIVATIVES AND HEDGING ACTIVITIES

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

      Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican peso, Canadian dollar, euro, Japanese yen, Singapore dollar, Swiss franc and Brazilian real. We primarily utilize forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.

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

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at December 31, 2001.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of December 31, 2001, including the transition adjustment, were $2 million after-tax ($3 million pre-tax). Of this pre-tax total, a gain of approximately $6 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $5 million is expected to be included in subsequent periods. A loss of approximately $4 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the first quarter of 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

      In 2000, we entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted inventory purchases. Although these derivatives are effective as economic hedges of our commodity price exposures, due to differences in pricing terms between the derivative instruments and the forecasted purchases, the SFAS No. 133 effectiveness threshold was not met. The change in fair value of these instruments was included in cost of sales as of December 31, 2001, but was not significant. These contracts settled during 2001. We have changed the pricing terms of the related commodity purchases such that future hedges are expected to qualify for hedge accounting.

16. QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

	(in millions, except per share amounts)

2001

Net sales	$6,535	$6,944	$6,229	$6,380	$26,088

Cost of sales	5,901	6,024	5,540	5,751	23,216

Gross profit	$634	$920	$689	$629	$2,872

Net income (loss)	$(429)	$164	$26	$(131)	$(370)

Basic earnings per share	$(0.77)	$0.29	$0.05	$(0.23)	$(0.66)

Diluted earnings per share	$(0.77)	$0.29	$0.05	$(0.23)	$(0.66)

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price

High	$15.58	$15.98	$17.50	$14.42	$17.50

Low	$11.15	$12.16	$9.50	$11.01	$9.50

2000

Net sales	$7,804	$7,778	$6,648	$6,909	$29,139

Cost of sales	6,596	6,456	5,773	5,919	24,744

Gross profit	$1,208	$1,322	$875	$990	$4,395

Net income	$290	$424	$148	$200	$1,062

Basic earnings per share	$0.51	$0.75	$0.26	$0.36	$1.89

Diluted earnings per share	$0.51	$0.75	$0.26	$0.36	$1.88

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price

High	$18.69	$21.13	$16.50	$15.69	$21.13

Low	$14.63	$14.56	$14.19	$10.94	$10.94

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “The Board of Directors” in Delphi’s definitive Proxy Statement for the 2002 Annual Meeting of the Stockholders, which will be filed within 120 days after December 31, 2001 (the “Proxy Statement”). Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Delphi’s knowledge, in the Proxy Statement. The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption “Compensation of Directors” in the Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

				Page No.

(a)	1.	Financial Statements:
		—	Responsibility for Consolidated Financial Statements	48
		—	Independent Auditors’ Report	49
		—	Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	50
		—	Consolidated Balance Sheets as of December 31, 2001 and 2000	51
		—	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	52
		—	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	53
		—	Notes to Consolidated Financial Statements	54
	2.	Financial Statement Schedules —
		Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
	3.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”).
(3)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement.
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Automotive Systems Corporation and Bank One Trust Company, N. A., as successor in interest to The First National Bank of Chicago, as trustee.
(4)(c)	Terms of the 6 1/8% Notes due 2004, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Automotive Systems LLC, Delphi Technologies, Inc. and Delphi Automotive Systems (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.

Exhibit
Number	Exhibit Name

(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation, incorporated by reference to Exhibit 10(c) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(i)	Delphi Automotive Systems Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(j)	Delphi Automotive Systems Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Automotive Systems Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-88291) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.*
(10)(n)	Agreement, dated December 22, 1999, between Delphi Automotive Systems Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(o)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(p)	364-Day Third Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 22, 2001, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(10)(q)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(o) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(r)	Employment Agreement with an Executive Officer dated January 1, 1999, incorporated by reference to Exhibit 10(u) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit
Number	Exhibit Name

(10)(s)	Employment Agreement with an Executive Officer dated July 31, 1997, incorporated by reference to Exhibit 10(v) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(t)	Amendment to Employment Agreement with an Executive Officer dated July 1, 1999, incorporated by reference to Exhibit 10(w) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(u)	Consulting Agreement with Director dated May 4, 2001, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
(10)(v)	Supplemental Executive Retirement Program*
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2001, 2000, 1999, 1998 and 1997.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K.

      During the last quarter of the period covered by this report, the following Report on Form 8-K was filed:

December 10, 2001 Form 8-K reporting under “Item 5. Other Events” the filing of a press release.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI AUTOMOTIVE SYSTEMS CORPORATION

(Registrant)

By:	/s/ J.T. BATTENBERG III

(J.T. Battenberg III, Chairman of the Board of Directors, Chief Executive Officer and President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 11, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ J.T. BATTENBERG III (J.T. Battenberg III)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ ALAN S. DAWES (Alan S. Dawes)	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/s/ DONALD L. RUNKLE (Donald L. Runkle)	Director, Executive Vice President and President of Dynamics & Propulsion Sector

/s/ PAUL R. FREE (Paul R. Free)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ THOMAS H. WYMAN (Thomas H. Wyman)	Director (Lead Independent Director)

/s/ ROBERT H. BRUST (Robert H. Brust)	Director

/s/ VIRGIS W. COLBERT (Virgis W. Colbert)	Director

/s/ DR. BERND GOTTSCHALK (Dr. Bernd Gottschalk)	Director

/s/ SHOICHIRO IRIMAJIRI (Shoichiro Irimajiri)	Director

/s/ SUSAN A. MCLAUGHLIN (Susan A. McLaughlin)	Director

/s/ OSCAR DE PAULA BERNARDES NETO (Oscar de Paula Bernardes Neto)	Director

/s/ JOHN D. OPIE (John D. Opie)	Director

/s/ ROGER S. PENSKE (Roger S. Penske)	Director

/s/ PATRICIA C. SUELTZ (Patricia C. Sueltz)	Director

Exhibit Index

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”).
(3)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement.
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Automotive Systems Corporation and Bank One Trust Company, N. A., as successor in interest to The First National Bank of Chicago, as trustee.
(4)(c)	Terms of the 6 1/8% Notes due 2004, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Automotive Systems LLC, Delphi Technologies, Inc. and Delphi Automotive Systems (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation, incorporated by reference to Exhibit 10(c) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(i)	Delphi Automotive Systems Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*

Exhibit
Number	Exhibit Name

(10)(j)	Delphi Automotive Systems Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Automotive Systems Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Automotive Systems Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-88291) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.*
(10)(n)	Agreement, dated December 22, 1999, between Delphi Automotive Systems Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(o)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(p)	364-Day Third Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 22, 2001, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(10)(q)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(o) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(r)	Employment Agreement with an Executive Officer dated January 1, 1999, incorporated by reference to Exhibit 10(u) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(s)	Employment Agreement with an Executive Officer dated July 31, 1997, incorporated by reference to Exhibit 10(v) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(t)	Amendment to Employment Agreement with an Executive Officer dated July 1, 1999, incorporated by reference to Exhibit 10(w) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(u)	Consulting Agreement with Director dated May 4, 2001, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
(10)(v)	Supplemental Executive Retirement Program*
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2001, 2000, 1999, 1998 and 1997.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States

*	Management contract or compensatory plan or arrangement