Form 10-Q
period 2002-03-31
DELPHI AUTOMOTIVE SYSTEMS CORP
filed 2002-04-17
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file No. 1-14787

Delphi Corporation

(Exact name of registrant as specified in its charter)

Delaware	38-3430473
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

5725 Delphi Drive, Troy, Michigan (Address of principal executive offices)	48098 (Zip code)

(248) 813-2000

(Registrant’s telephone number, including area code)

Delphi Automotive Systems Corporation

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of March 31, 2002, there were 560,892,982 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2002 and 2001	2
	Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	20
Signature		21

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in millions, except
	per share amounts)
Net sales:
General Motors and affiliates	$4,484	$4,366
Other customers	2,204	2,169

Total net sales	6,688	6,535

Less operating expenses:
Cost of sales, excluding items listed below	5,889	5,901
Selling, general and administrative	362	378
Depreciation and amortization	244	317
Restructuring (Note 2)	225	536

Total operating expenses	6,720	7,132

Operating loss	(32)	(597)
Less interest expense	48	56
Other income (expense), net	10	(3)

Loss before income taxes	(70)	(656)
Income tax benefit	(19)	(227)

Net loss	$(51)	$(429)

Loss per share (Note 1) Basic and diluted	$(0.09)	$(0.77)

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2002	December 31,
	(Unaudited)	2001

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$697	$757
Accounts receivable, net:
General Motors and affiliates	3,211	2,829
Other customers	1,919	1,778
Inventories, net (Note 4)	1,593	1,621
Deferred income taxes	308	319
Prepaid expenses and other	220	194

Total current assets	7,948	7,498
Long-term assets:
Property, net	5,646	5,724
Deferred income taxes	3,198	3,152
Goodwill, net	664	630
Other	1,574	1,598

Total assets	$19,030	$18,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,225	$1,270
Accounts payable	3,042	2,779
Restructuring obligations (Note 2)	146	121
Accrued liabilities	1,760	1,680

Total current liabilities	6,173	5,850
Long-term liabilities:
Long-term debt	2,078	2,083
Pension benefits	2,215	2,146
Postretirement benefits other than pensions	4,825	4,702
Other	1,518	1,509

Total liabilities	16,809	16,290

Stockholders’ equity (Note 6):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2002 and 2001.	6	6
Additional paid-in capital	2,447	2,450
Retained earnings	1,253	1,343
Minimum pension liability	(830)	(830)
Accumulated other comprehensive loss, excluding minimum pension liability	(577)	(567)
Treasury stock, at cost (4.1 million and 4.8 million shares in 2002 and 2001, respectively)	(78)	(90)

Total stockholders’ equity	2,221	2,312

Total liabilities and stockholders’ equity	$19,030	$18,602

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in millions)
Cash flows from operating activities:
Net loss	$(51)	$(429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of goodwill	244	311
Amortization of goodwill	—	6
Deferred income taxes	(37)	(235)
Restructuring	225	536
Changes in operating assets and liabilities:
Accounts receivable, net	(523)	209
Inventories, net	23	(11)
Prepaid expenses and other	(31)	53
Accounts payable	263	23
Restructuring obligations	(174)	(50)
Accrued liabilities	87	(215)
Other long-term liabilities	181	104
Other	13	(6)

Net cash provided by operating activities	220	296

Cash flows from investing activities:
Capital expenditures	(209)	(194)
Cost of acquisitions, net of cash acquired	—	(263)
Other	16	37

Net cash used in investing activities	(193)	(420)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	(50)	185
Dividend payments	(39)	(39)
Issuance of treasury stock, net	9	—

Net cash (used in) provided by financing activities	(80)	146

Effect of exchange rate fluctuations on cash and cash equivalents	(7)	(78)

Decrease in cash and cash equivalents	(60)	(56)
Cash and cash equivalents at beginning of period	757	760

Cash and cash equivalents at end of period	$697	$704

See notes to consolidated financial statements.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

      General — Delphi Corporation, formerly Delphi Automotive Systems Corporation (“Delphi”), is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly owned and majority-owned subsidiaries.

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

      Certain prior period amounts have been reclassified to conform to current period presentation.

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

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Weighted average shares outstanding	560,448	559,835
Effect of dilutive securities	—	—

Diluted shares outstanding	560,448	559,835

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 13, 2002, payable on April 22, 2002, to holders of record on March 25, 2002.

      Goodwill and Other Intangible Assets — Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and stopped the amortization of purchased goodwill. We also reevaluated our intangible assets and determined that their remaining useful lives remained appropriate. At March 31, 2002, our unamortized purchased goodwill balance was approximately $664 million, principally in the Dynamics and Propulsion Sector. We completed the impairment tests of goodwill as of January 1, 2002 as required by SFAS No. 142. In doing so we determined that our goodwill is not impaired; therefore there was no transitional impairment charge to be recorded. For the three months ended March 31, 2001, our reported net loss and basic and diluted loss per share was $(429) million and $(0.77), respectively. Adjusted for the non-amortization provisions of SFAS No. 142, our reported net loss and basic and diluted earnings per share would have been $(424) million and $(0.76), respectively, resulting in an increase in earnings of $5 million or $0.01 per share for the first quarter. The after-tax impact in 2002 of the non-amortization provisions of SFAS No. 142 are expected to be $6 million ($0.01 per share), $8 million ($0.01 per share), $9 million ($0.02 per share) and $28 million ($0.05 per share) for the second quarter, third quarter, fourth quarter, and full year, respectively.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2. Restructuring, Impairment and Product Line Charges

     2001 Restructuring Actions

      In the first quarter of 2001, Delphi approved restructuring plans to sell, close or consolidate nine plants, downsize the workforce at more than 40 other facilities and exit selected products by the first quarter of 2002. We also recorded an impairment loss related to certain long-lived assets at impacted sites and certain investments in joint ventures. As a result of these actions, we recorded a total charge of $617 million ($404 million after-tax) in the first quarter of 2001.

      The restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. Under the restructuring plans, we ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions and we eliminated 2,000 U.S. salaried employee positions as planned. Cash paid for restructuring was $449 million, with $405 million for employee costs and $44 million for other exit costs. At March 31, 2002, we have a remaining accrual of $8 million for these plans related to fixed salary continuation payments for certain of our separated salaried employees that will be paid in cash in the second quarter of 2002, bringing the total cash portion of the charge to $457 million. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. The cash outflows for the first quarter of 2002 were $106 million, with $84 million for employee costs and $22 million for other exit costs. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Statement of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal, when netted against the 2002 restructuring charge explained below, resulted in $225 million ($150 million after-tax) of net restructuring expenses in the first quarter of 2002.

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

     2002 Restructuring Actions

      In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, as we downsize more than 25 selected facilities in the United States and Europe and exit certain other activities within the next twelve months.

      The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted above, results in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations have been informed

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During the first quarter of 2002, we paid $62 million, with $60 million related to employee costs and $2 million related to exit costs. As of March 31, 2002, approximately 900 U.S. employees and 2,400 non-U.S. employees have been separated under the plans. Approximately 14,740 positions have been eliminated under the 2001 and 2002 programs through March 31, 2002.

     Generator Product Line

      In the fourth quarter of 2001, we entered into a non-binding letter of intent, subject to entering into definitive agreements as well as successful resolution of union and customer concerns, with Delco Remy International to sell our generator product line, part of our Dynamics & Propulsion sector, and consequently classified the related assets as held for sale. As a result, we recorded a charge of $194 million ($125 million after-tax). Our generator product line had annual sales of approximately $500 million in 2001.

      During the first quarter of 2002, we had successful discussions with Delco Remy International and the product line’s largest customer surrounding the sale of this product line. We are engaged in discussions with the largest affected union regarding the consummation of the potential sale of this product line. If we are unsuccessful, for any reason, we intend to quickly wind down the product line. Based upon changes in the expected terms of the transaction during the quarter, we accrued to cost of sales an additional $37 million ($24 million after-tax), to record additional estimated redundant workforce costs, which are contractually required. We expect the redundant workforce to grow due to the disposal of this product line, and we expect to negotiate a resolution of their employment status by late 2002. Such resolution, which will affect the final cost for this transaction, could include retirements, transfers to other facilities, paid separations, continued redundant status and/or the return of work to those operations. At this time, we expect some workers to retire, and the remainder to transfer to other facilities. Although the exact length of the period workers are redundant will vary by location, we have estimated that the median redundant period will be through December 31, 2002.

      This $37 million charge, when added to the charge recorded in the fourth quarter of 2001, brings the total expected loss associated with the sale of this product line to $231 million ($149 million after-tax), including $69 million for estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations through 2002. We expect to pay all of this amount in cash, in addition to $6 million paid in the first quarter of 2002. These amounts are based upon our best estimates with respect to timing of the transaction and ultimate resolution of the contractually required payments. Due to the significance of the estimates involved, the final provision for sale or wind down of the product line could differ from the recorded amounts.

3. Acquisition

      In March 2001, Delphi acquired substantially all of the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition has been accounted for using the purchase method of accounting and therefore the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The pro forma effect of this acquisition would not be

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

significantly different from reported results. The $146 million excess consideration given over the estimated fair value of net assets acquired was recorded as goodwill. In addition, we recorded $10 million of intangible assets, primarily patents and related technology, which will be amortized over 5 years. The purchase price and related allocation were finalized in the first quarter of 2002 resulting in an increase in goodwill of approximately $34 million. The increase was primarily attributable to adjustments to the fair value of assets and liabilities acquired and finalization of our integration plans.

4. Inventories, Net

      Inventories, net consisted of:

	March 31,	December 31,
	2002	2001

	(in millions)
Productive material, work-in-process and supplies	$1,500	$1,563
Finished goods	348	313

Total inventories at FIFO	1,848	1,876
Less allowance to adjust the carrying value of certain inventories to LIFO	(255)	(255)

Total inventories, net	$1,593	$1,621

5. Derivatives and Hedging Activities

      Delphi is exposed to market risk, such as fluctuations in currency exchange rates, commodity prices and changes in interest rates. To manage the volatility relating to these exposures, we aggregate the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within our operations, we periodically enter into various derivative transactions pursuant to our risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our documented policy. We do not hold or issue derivative financial instruments for trading purposes.

      Delphi has currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our currency hedging activities is to manage the volatility associated with forecasted currency purchases and sales. Principal currencies hedged include the Mexican peso, Canadian dollar, euro, British pound, Japanese yen, Singapore dollar, and Brazilian real. We primarily utilize forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.

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

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at March 31, 2002.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (OCI) to the extent that hedges are effective until the underlying transactions are recognized in

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

earnings. Net gains included in OCI as of March 31, 2002 were $26 million after-tax ($40 million pre-tax). Of this pre-tax total, a gain of approximately $34 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $3 million is expected to be included in subsequent periods. A loss of approximately $3 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the quarter ended March 31, 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

6. Stockholders’ Equity

      Changes in stockholders’ equity for the three months ended March 31, 2002 were:

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

				(in millions)
Balance at January 1, 2002	565	$6	$2,450	$1,343	$(1,397)	$(90)	$2,312
Net loss	—	—	—	(51)	—	—	(51)
Currency translation adjustments, net of tax	—	—	—	—	(34)	—	(34)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	24	—	24

Total comprehensive loss							(61)
Net shares issued for employee benefit plans	—	—	(3)	—	—	12	9
Dividends	—	—	—	(39)	—	—	(39)

Balance at March 31, 2002	565	$6	$2,447	$1,253	$(1,407)	$(78)	$2,221

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Segment Reporting

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile Communication

		Other				Safety,
		Electronics &				Thermal &
	Mobile	Mobile				Electrical		Dynamics &
	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total

	(in millions)
For the Three Months Ended:
March 31, 2002
Net sales to GM and affiliates	$67	$713		$780		$1,410		$1,993		$301		$4,484
Net sales to other customers	19	265		284		844		923		153		2,204
Inter-sector net sales	—	166		166		93		296		(555)		—

Total net sales	$86	$1,144		$1,230		$2,347		$3,212		$(101)		$6,688

Operating income (loss)	$(6)	$111	(c)	$105	(c)	$135	(c)	$8	(c)	$(18	)(c)	$230	(c)

March 31, 2001
Net sales to GM and affiliates	$101	$672		$773		$1,317		$1,927		$349		$4,366
Net sales to other customers	10	262		272		814		943		140		2,169
Inter-sector net sales	—	157		157		117		307		(581)		—

Total net sales	$111	$1,091		$1,202		$2,248		$3,177		$(92)		$6,535

Operating income (loss)	$(3)	$69	(d)(e)	$66	(d)(e)	$50	(d)(e)	$(97	)(d)(e)	$(11	)(d)(e)	$8	(d)(e)

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile MultiMedia develops products designed to bring the Internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the 2002 net restructuring and product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(d)	Excludes the 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(e)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the first quarter 2001 excludes goodwill amortization of $6 million with $1 million for Electronics & Mobile Communication, $1 million for Safety, Thermal & Electrical Architecture, $3 million for Dynamics & Propulsion and $1 million for Other.

8. Commitments and Contingencies

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, employment-related matters and environmental matters. With respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accordingly, although we cannot assure you that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty claims. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

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

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the creditworthiness of customers and viability of joint venture business partners. As part of our ongoing procedures, we regularly review our joint venture investments for potential impairments or permanent declines in value, and record reserves for any such impairment when appropriate.

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/ business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. In addition, in September 2001 this customer/ business partner entered into a non-binding memorandum of understanding with a third party relating to forming a new company, which would purchase selected assets and businesses of this customer/ business partner and would assume a portion of the liabilities, but which also proposes to pay less than the full value to the suppliers. Delphi’s consolidated balance sheet as of March 31, 2002 includes approximately $16 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. We are actively seeking repayment of these amounts, which we continue to believe are collectible. At March 31, 2002, we also have investments, generally through a 50% non-controlling voting interest, in several joint ventures which sell to this customer/business partner. At March 31, 2002, we have investments of approximately $113 million in these joint ventures. Total receivables of the joint ventures due from this customer/ business partner were $199 million at March 31, 2002. We are continuing to work with the joint ventures to facilitate their ongoing operations and continue to believe that our investments as of March 31, 2002 are recoverable and intend to pursue the full amount of such recovery. However, due to assertions by the customer/ business partner that it cannot pay supplier claims in full and the significant uncertainty surrounding the outcome of the reorganization as well as the memorandum of understanding discussed above, the impact on our future results of operations and financial condition could differ materially from currently recorded estimates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      While industry conditions in the North American automotive market began to stabilize during the first quarter of 2002, other major automotive markets in which we operate remained weak. During the first quarter of 2002, we completed the implementation of the global restructuring plans that were approved in the first quarter of 2001. We believe our progress in 2001, coupled with the additional actions completed in and planned for 2002, should prepare Delphi for upcoming challenges with a stronger portfolio and continued operations at a lower breakeven point.

      During the first quarter of 2002, Delphi’s Board of Directors approved the change of the company name to Delphi Corporation, along with a new branding strategy designed to appeal to traditional automotive customers and potential new market customers. We remain very focused on our automotive business but removing the “Automotive Systems” description from our name reinforces our commitment to other markets, in addition to automotive.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

      Net Sales. Consolidated net sales by product sector and in total for the three months ended March 31, 2002 and 2001 were:

	Three Months Ended
	March 31,

Product Sector	2002	2001

	(in millions)
Electronics & Mobile Communication
Mobile MultiMedia	$86	$111
Other Electronics & Mobile Communication	1,144	1,091

Total Electronics & Mobile Communication	1,230	1,202
Safety, Thermal & Electrical Architecture	2,347	2,248
Dynamics & Propulsion	3,212	3,177
Other	(101)	(92)

Consolidated net sales	$6,688	$6,535

      Consolidated net sales for the first quarter of 2002 were $6.7 billion compared to $6.5 billion for the same period of 2001. The increase primarily reflects stabilization of North American production schedules. Net sales to GM increased by $118 million, principally due to increased production volume in North America, partially offset by other major automotive markets which remained weak. Our non-GM sales increased by $35 million principally due to the acquisition of Delphi Mechatronic Systems at the end of the first quarter of 2001, increased penetration for Mobile MultiMedia and higher volumes for non-automotive and aftermarket customers, partially offset by currency exchange factors, particularly the euro, and price decreases. As a percent of our total revenue for the first quarter of 2002 our non-GM sales were 33%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $120 million, or 1.8% for the first quarter of 2002 compared to approximately $138 million or 2.1% for the comparable period of 2001.

      Gross Margin. Our gross margin was 11.9% for the first quarter of 2002 compared to gross margin of 9.7% for the comparable period of 2001. During the first quarter of 2002, we recorded a charge of $37 million related to our generator product line; this charge is explained below. Excluding this charge, our gross margin was 12.5%. The improvement reflects greater efficiencies resulting from stabilization of customer build schedules and savings realized from our 2001 restructuring plans, partially offset by higher wages and increased U.S. pension and healthcare expenses.

      Selling, General and Administrative. Selling, general and administrative expenses of $362 million, 5.4% of first quarter 2002 total net sales, decreased by $16 million or 4.2% from the first quarter of 2001. The decrease primarily results from aggressive cost reduction efforts partially offset by $5 million of incremental selling, general and administrative expenses related to Delphi Mechatronic Systems acquired at the end of the first quarter of 2001.

      Depreciation and Amortization. Depreciation and amortization in 2002 was consistent with 2001 amounts, adjusted for the $63 million long-lived asset impairment charge included in depreciation and amortization in the first quarter of 2001, and $6 million of goodwill amortization in the first quarter of 2001.

      Restructuring. In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, as we downsize more than 25 selected facilities in the United States and Europe and exit certain other activities within the next twelve months. Approximately 14,740 positions have been eliminated under the 2001 and 2002 programs through March 31, 2002.

      The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted below results in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations have been informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During the first quarter of 2002, we paid $60 million related to employee costs and $2 million related to exit costs. As of March 31, 2002, approximately 900 U.S. employees and 2,400 non-U.S. employees have been separated under the plans. We expect an additional 400 to 700 employees to separate during the second quarter, with the remainder during the second half of 2002 and the first quarter in 2003. We expect to begin to realize savings related to the 2002 restructuring actions during the second half of 2002 with estimated ongoing savings expected to grow in early 2004 to more than $125 million (after-tax). These savings are expected to be realized as reductions to cost of sales and selling, general and administrative expenses.

      The first quarter 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. Under the restructuring plans, we ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions and we eliminated 2,000 U.S. salaried employee positions as planned. Cash paid for restructuring was $449 million, with $405 million for employee costs and $44 million for other exit costs. At March 31, 2002, we have a remaining accrual of $8 million for these plans related to fixed salary continuation payments for certain of our separated salaried employees that will be paid in cash in the second quarter of 2002, bringing the total cash portion of the charge to $457 million. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. The cash outflows for the first quarter of 2002 were $106 million, with $84 million for employee costs and $22 million for other exit costs. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Statement of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal, when netted against the 2002 restructuring charge explained below, resulted in $225 million ($150 million after-tax) of net restructuring expenses in the first quarter of 2002.

      Following is a summary of our restructuring actions (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First Quarter 2001 Restructuring Charge	$419	$73	$44	$536
Usage	(321)	(72)	(22)	(415)

Balance at December 31, 2001	98	1	22	121

Usage	(84)	(1)	(22)	(107)
Adjustments due to change in estimate	(6)	—	—	(6)

Balance at March 31, 2002(a)	$8	$—	$—	$8

First Quarter 2002 Restructuring Charge	$191	$31	$9	$231
Usage	(60)	(31)	(2)	(93)

Balance at March 31, 2002	$131	$—	$7	$138

(a)	Represents fixed salaried continuation payments for separated salaried employees that will be paid in cash in the second quarter of 2002.

      The net restructuring charge recorded in the first quarter of 2002 was $225 million, reflecting a provision of $231 million, and a reversal of the 2001 charge of $6 million. At March 31, 2002, total restructuring obligations were $146 million. In addition to the restructuring charge explained above, our Statement of Operations and Statement of Cash Flows include amounts related to our generator product line. While not recorded on the Restructuring line in the Statement of Operations, our plans for disposal include similar charges, as explained below. In total, the first quarter 2002 charges for restructuring and planned disposal of our generators product line decreased earnings by a net $262 million ($174 million after-tax) and used $68 million of net cash flow. The total cash flow usage will be $237 million.

      During the first quarter of 2002, we had successful discussions with Delco Remy International and the product line’s largest customer surrounding the sale of this product line. We are engaged in discussions with the largest affected union regarding the consummation of the potential sale of this product line. If we are unsuccessful, for any reason, we intend to quickly wind down the product line. Based upon changes in the expected terms of the transaction during the quarter, we accrued to cost of sales an additional $37 million ($24 million after-tax), to record additional estimated redundant workforce costs, which are contractually required. We expect the redundant workforce to grow due to the disposal of this product line, and we expect to negotiate a resolution of their employment status by late 2002. Such resolution, which will affect the final cost for this transaction, could include retirements, transfers to other facilities, paid separations, continued redundant status and/or the return of work to those operations. At this time, we expect some workers to retire, and the remainder to transfer to other facilities. Although the exact length of the period workers are redundant will vary by location, we have estimated that the median redundant period will be through December 31, 2002.

      This $37 million charge, when added to the charge recorded in the fourth quarter of 2001, brings the total expected loss associated with the sale of this product line to $231 million ($149 million after-tax), including $69 million for estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations through 2002. We expect to pay all of this amount in cash, in addition to $6 million paid in the first quarter of 2002. These amounts are based upon our best estimates with respect to timing of the transaction and ultimate resolution of the contractually required payments. Due to the significance of the estimates involved, the final provision for sale or wind down of the product line could differ from the recorded amounts.

      Operating Income (Loss). Operating loss was $(32) million for the first quarter of 2002 compared to operating loss of $(597) million for the first quarter of 2001. To facilitate analysis of our operating income by product sector, we have excluded the 2002 net restructuring and product line charges of $262 million, and 2001 charges of $536 million for restructuring actions, $63 million for asset impairments, and $6 million for goodwill amortization from the information presented below:

	Three Months Ended
	March 31,

Product Sector	2002(a)	2001(b)(c)

	(in millions)
Electronics & Mobile Communication
Mobile MultiMedia	$(6)	$(3)
Other Electronics & Mobile Communication	111	69

Total Electronics & Mobile Communication	105	66
Safety, Thermal & Electrical Architecture	135	50
Dynamics & Propulsion	8	(97)
Other	(18)	(11)

Total operating income	$230	$8

(a)	Excludes the first quarter 2002 net restructuring and product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(b)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(c)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the first quarter 2001 excludes goodwill amortization of $6 million with $1 million for Electronics & Mobile Communication, $1 million for Safety, Thermal & Electrical Architecture, $3 million for Dynamics & Propulsion and $1 million for Other.

      The increase in operating income by sector from first quarter 2001 primarily reflects increased North American production volumes, improved efficiencies resulting from the stabilization of customer build schedules, and savings realized from our first quarter 2001 restructuring plans, offset by increased employee-related costs. Mobile Multimedia reported an operating loss of $(6) million reflective of the ongoing high level of investment in engineering and research and development related to the start-up of this high-tech business.

      Taxes. Our effective tax rate for the first quarter of 2002 was 27% compared to 35% for the comparable period of 2001. These rates reflect our inability to fully tax effect the restructuring initiatives in certain jurisdictions. Our effective tax rate excluding the net restructuring and product line charges in 2002 and restructuring and impairment charges in 2001 was 36% for the three months ended March 31, 2002 and 2001.

      Net Income (Loss). Our net loss was $(51) million for the first quarter of 2002 as compared to net loss of $(429) million for the first quarter of 2001. Excluding the 2002 restructuring and product line charges of $174 million after-tax, net income would have been $123 million compared to net loss of $(20) million, which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax and goodwill amortization of $5 million after-tax.

      Earnings (Loss) Per Share. Basic and diluted loss per share was $(0.09) for the first quarter of 2002 compared to basic and diluted loss per share of $(0.77), for the first quarter 2001. Excluding the 2002 restructuring and product line charges of $174 million after-tax, basic and diluted earnings per share would have been $0.22 compared to basic and diluted loss per share of $(0.04), which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax and $5 million goodwill amortization after-tax.

Liquidity and Capital Resources

Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.6) billion at both March 31, 2002 and December 31, 2001. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 59.8% at March 31, 2002 and 59.2% at December 31, 2001. The change in our ratio of total debt to total capital was primarily due to the net loss resulting from the 2002 restructuring and product line charges.

      During the first quarter of 2002, we made payments of $84 million related to employee costs and $22 million in other exit costs for the remainder of the 2001 restructuring charge. Of the $262 million net restructuring and product line charges in 2002, we expect to pay approximately $237 million in cash. During the three months ended March 31, 2002, we paid $60 million related to employee costs, $2 million in other exit costs and $6 million related to our generators product line. We expect to pay up to an additional $80 million during the second quarter of 2002 and the remainder during the second half of 2002 and the first quarter of 2003.

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

     Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2002. Delphi plans to renew the 364-day revolving credit line in June, as well as consider renewal of the five-year facility if market conditions are favorable. As of March 31, 2002, there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $1.0 billion was outstanding as of March 31, 2002. Delphi also has approximately $165 million available under uncommitted lines of credit. As of March 31, 2002, there were no amounts outstanding under uncommitted lines of credit.

      Delphi leases certain property, primarily land and buildings, under leases commonly known as synthetic operating leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties upon expiration of the lease. In aggregate, our purchase price, if we chose to exercise such options, approximates $144 million. These leases also require us to guarantee a minimum value of $128 million upon expiration of the leases. At March 31, 2002, the fair value of these properties exceeds the minimum value guaranteed.

      We have guaranteed the borrowings of one venture and one landlord for approximately $15 million and $10 million, respectively. We have no financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations nor have we guaranteed such items) to or on behalf of entities that are excluded from our consolidated financial statements. As of March 31, 2002, there have been no material changes to our unsecured debt and leasing arrangements as described in our Annual Report on Form 10-K for the year ended December 31, 2001.

      Delphi currently has a credit rating of BBB/ Baa2 with a stable outlook, which was reaffirmed by the rating agencies in December 2001. If we are unexpectedly downgraded to BBB- or Baa3, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may increase. Although our access to the commercial paper market likely would be limited, we believe our outstanding commercial paper could be refinanced using a combination of funding available from our $3.0 billion Credit Facilities, described above, uncommitted lines of credit, term debt or customer receivable based financing, such as factoring. We believe that our receivables are of a quality that would allow access to this market. Our Credit Facilities also contain certain affirmative and negative covenants including among others, requirements for certain leverage and indebtedness ratios. We were in compliance with such covenants as of March 31, 2002.

     Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.2 billion for the three months ended March 31, 2002 compared to net cash provided by operating activities of $0.3 billion for the three months ended March 31, 2001. Cash provided by operating activities in the first quarter of 2002 resulted primarily from improved operating results. Cash provided by operating activities in the first quarter of 2001 resulted from improved collections of accounts receivable, primarily from GM and its affiliates.

      Investing Activities. Cash flows used in investing activities totaled $0.2 billion and $0.4 billion for the three months ended March 31, 2002 and 2001, respectively. The use of cash in the first quarter of 2002 reflects capital expenditures related to ongoing operations. The use of cash in the first quarter of 2001 primarily reflects the acquisition of Delphi Mechatronic Systems for approximately $0.3 billion, as well as capital expenditures related to ongoing operations.

      Financing Activities. Net cash (used in) provided by financing activities was $(0.1) billion and $0.1 billion for the three months ended March 31, 2002 and 2001, respectively. Cash used in financing activities during the first quarter of 2002 represented payments of short-term debt. Cash provided by financing activities during the first quarter of 2001 represented borrowings to finance the acquisition of Delphi Mechatronic Systems, partially offset by payments of short-term debt.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 13, 2002, payable on April 22, 2002 to holders of record on March 25, 2002. The dividend declared on December 5, 2001 was paid on January 16, 2002.

Outlook

      Production schedules for our largest customer in North America, our largest market, were approximately 11% higher in the first quarter of 2002 than in the comparable period in 2001. However, increased North American production was partially offset by other major automotive markets, which remained weak, and a weaker euro, limiting our sales increase to 2% in the first quarter of 2002 compared to the first quarter of 2001. We are hopeful that North American production schedules will remain firm, however, we are cautious that this stability will be somewhat offset by continued softness in other major automotive markets. Additionally, we continue to prepare for a softening of U.S. vehicle demand as zero-percent interest and other aggressive incentive programs are phased down. In light of the recent increases in North American production we anticipate our 2002 sales will be approximately $26.2 billion, without reflecting planned divestitures, slightly increased as compared to our estimate provided in December 2001.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we have announced further plans to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions and wages in non-U.S. locations. We intend that these actions will continue to reduce our manufacturing and selling, general and administrative costs, but cannot assure you that such actions will be effective or sufficient to offset the impact of adverse market conditions.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 67% of our net sales for the first quarter of 2002. Our sales to GM have declined since our separation from GM in 1999; principally reflecting reduced GM vehicle production in North America, the impact of customer driven price reductions, the elimination of non-profitable businesses and a weaker euro as well as GM’s diversification of its supply base. As a percent of our total revenue for the three months ended March 31, 2002, our non-GM sales were 33% consistent with the comparable period in 2001. We also exited some businesses as part of our portfolio review process. Reflecting these and other factors we expect our sales to GM to further decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline. In connection with our separation from GM in 1999, we entered into the Supply Agreement with GM affording us certain bidding rights on new GM products. Such rights under the Supply Agreement expired on January 1, 2002. Accordingly, we now bid for GM’s automotive parts business on the same basis as our competitors. To compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. We are currently projecting our sales beyond 2002 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot assure you that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty claims. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and viability of joint venture business partners. As part of our ongoing procedures, we regularly review our joint venture investments for potential impairments or permanent declines in value and record reserves for any such impairment when appropriate.

      In November 2000, one customer/business partner entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer/business partner’s obligations to its suppliers prior to November 2000 were legally frozen. The terms and conditions of repayment for these frozen amounts will be determined by the reorganization plan. In addition, in September 2001 this customer/business partner entered into a non-binding memorandum of understanding with a third party relating to forming a new company, which would purchase selected assets and businesses of this customer/business partner and would assume a portion of the liabilities, but which also proposes to pay less than the full value to the suppliers. Delphi’s consolidated balance sheet as of March 31, 2002 includes approximately $16 million of accounts receivable from this customer/business partner, primarily in the U.S. and Europe, related to shipments prior to November 2000. We are actively seeking repayment of these amounts, which we continue to believe are collectible. At March 31, 2002, we also have investments, generally through a 50% non-controlling voting interest, in several joint ventures which sell to this customer/business partner. At March 31, 2002, we have investments of approximately $113 million in these joint ventures. Total receivables of the joint ventures due from this customer/business partner were $199 million at March 31, 2002. We are continuing to work with the joint ventures to facilitate their ongoing operations and continue to believe that our investments as of

March 31, 2002 are recoverable and intend to pursue the full amount of such recovery. However, due to assertions by the customer/business partner that it cannot pay supplier claims in full and the significant uncertainty surrounding the outcome of the reorganization as well as the memorandum of understanding discussed above, the impact on our future results of operations and financial condition could differ materially from currently recorded estimates.

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

New Accounting Pronouncement

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Delphi for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of global restructurings or other initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this 10-Q include: our ability to increase non-GM sales and achieve the labor benefits expected from our separation from GM; our ability to retain GM business; potential increases in our warranty costs; our ability to successfully implement our global restructuring plans, including our planned 2002 portfolio restructuring; our ability to successfully implement our new markets initiative and achieve the benefits anticipated by such strategy; changes in the economic conditions or political environment in the markets in which we operate; the impact of possible terrorist attacks which could exacerbate other risk to our business such as incremental costs, slowed automobile production or interruptions in the transportation system; currency exchange rate fluctuations; financial or market declines of our customers or significant business partners; labor disruptions or material shortages; the level of competition in the automotive industry; the cyclical nature of the automobile industry, including significant downturns in the automobile production rate; costs relating to legal and administrative proceedings; changes in laws or regulations affecting our business; our ability to realize cost savings expected to offset price reductions; our ability to make pension and other postretirement payments at levels anticipated by management; our ability to successfully exit non-performing businesses and absorb contingent liabilities related to divestitures; our ability to complete and integrate acquisitions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; our ability to provide high quality products at competitive prices, to develop new products to meet changing consumer preferences and to meet changing vehicle manufacturers supply requirements on a timely, cost effective basis; and other factors, risks and uncertainties discussed in the our Annual Report on Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to our exposures to market risk since December 31, 2001.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      There have been no material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2001.

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.1 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereafter referred to as the “Registration Statement”).
(3)(b)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to the Registration Statement
99	Press Release dated April 17, 2002 regarding quarterly earnings

      (b) Reports on Form 8-K

      January 17, 2002, Form 8-K reporting under “Item 5. Other Events” the filing of a press release regarding Delphi’s 2001 earnings.

      March 15, 2002, Form 8-K reporting under “Item 5. Other Events” the filing of a press release announcing Delphi’s name change.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

/s/ PAUL R. FREE

Paul R. Free
Chief Accounting Officer and Controller

April 17, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

99	Press Release dated April 17, 2002 regarding quarterly earnings