Form 10-Q
period 2002-06-30
DELPHI CORP
filed 2002-07-17
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of June 30, 2002, there were 559,475,124 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$4,818	$4,724	$9,302	$9,090
Other customers	2,504	2,220	4,708	4,389

Total net sales	7,322	6,944	14,010	13,479

Less operating expenses:
Cost of sales, excluding items listed below	6,332	6,024	12,221	11,925
Selling, general and administrative	361	363	723	741
Depreciation and amortization	247	254	491	571
Restructuring (Note 2)	—	—	225	536

Total operating expenses	6,940	6,641	13,660	13,773

Operating income (loss)	382	303	350	(294)
Less interest expense	47	56	95	112
Other income, net	8	9	18	6

Income (loss) before income taxes	343	256	273	(400)
Income tax expense (benefit)	123	92	104	(135)

Net income (loss)	$220	$164	$169	$(265)

Earnings (loss) per share (Note 1) Basic and diluted	$0.39	$0.29	$0.30	$(0.47)

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	December 31,
	(Unaudited)	2001

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$753	$757
Accounts receivable, net:
General Motors and affiliates	3,320	2,829
Other customers	2,104	1,778
Inventories, net (Note 4)	1,703	1,621
Deferred income taxes	344	319
Prepaid expenses and other	178	194

Total current assets	8,402	7,498
Long-term assets:
Property, net	5,794	5,724
Deferred income taxes	3,079	3,152
Goodwill, net	674	630
Other	1,611	1,598

Total assets	$19,560	$18,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,598	$1,270
Accounts payable	3,337	2,779
Restructuring obligations (Note 2)	80	121
Accrued liabilities	1,737	1,680

Total current liabilities	6,752	5,850
Long-term liabilities:
Long-term debt	2,064	2,083
Pension benefits	1,898	2,146
Postretirement benefits other than pensions	4,943	4,702
Other	1,464	1,509

Total liabilities	17,121	16,290

Stockholders’ equity (Note 6):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2002 and 2001	6	6
Additional paid-in capital	2,446	2,450
Retained earnings	1,434	1,343
Minimum pension liability	(830)	(830)
Accumulated other comprehensive loss, excluding minimum pension liability	(519)	(567)
Treasury stock, at cost (5.6 million and 4.8 million shares in 2002 and 2001, respectively)	(98)	(90)

Total stockholders’ equity	2,439	2,312

Total liabilities and stockholders’ equity	$19,560	$18,602

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended
	June 30,

	2002	2001

	(in millions)
Cash flows from operating activities:
Net income (loss)	$169	$(265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of goodwill	491	556
Amortization of goodwill	—	15
Deferred income taxes	36	(233)
Restructuring	225	536
Changes in operating assets and liabilities:
Accounts receivable, net	(817)	(25)
Inventories, net	(87)	(58)
Prepaid expenses and other	11	94
Accounts payable	558	320
Restructuring obligations	(245)	(142)
Accrued liabilities	69	(176)
Other long-term liabilities	(74)	56
Other	(80)	(28)

Net cash provided by operating activities	256	650

Cash flows from investing activities:
Capital expenditures	(461)	(503)
Cost of acquisitions, net of cash acquired	—	(313)
Other	38	(10)

Net cash used in investing activities	(423)	(826)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	309	(301)
Net proceeds from issuance of debt securities	—	498
Dividend payments	(78)	(78)
Issuance (purchases) of treasury stock, net	(12)	2

Net cash provided by financing activities	219	121

Effect of exchange rate fluctuations on cash and cash equivalents	(56)	(16)

Decrease in cash and cash equivalents	(4)	(71)
Cash and cash equivalents at beginning of period	757	760

Cash and cash equivalents at end of period	$753	$689

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Weighted average shares outstanding	560,650	559,907	560,550	559,871
Effect of dilutive securities	8,238	5,210	7,626	—

Diluted shares outstanding	568,888	565,117	568,176	559,871

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 27, 2002, payable on August 5, 2002, to holders of record on July 8, 2002. The dividend declared on March 13, 2002 was paid on April 22, 2002.

      The Board of Directors has authorized the repurchase of up to 22.5 million shares of Delphi common stock to fund stock options and other employee benefit plans. During the second quarter of 2002 we repurchased approximately 1.7 million shares in the open market to offset the effect of shares issued under those plans and to provide for a more consistent number of shares outstanding. We are authorized to repurchase up to 13 million additional shares during the second half of 2002.

      Goodwill and Other Intangible Assets — Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and stopped the amortization of purchased goodwill. We also reevaluated our intangible assets and determined that their remaining useful lives remained appropriate. At June 30, 2002, our unamortized purchased goodwill balance was approximately $674 million, principally in the Dynamics and Propulsion Sector. We completed the impairment tests of goodwill as of January 1, 2002 as required by SFAS No. 142. In doing so we determined that our goodwill is not impaired; therefore there was no transitional impairment charge to be recorded. For the three and six months ended June 30, 2001, our reported net income (loss) and basic and diluted earnings (loss) per share was $164 million and $0.29 and $(265) million and $(0.47), respectively. Adjusted for the non-amortization provisions of SFAS No. 142, our reported net income (loss) and basic and diluted earnings (loss) per share would have been $171 million and $0.30 and $(253)

million and $(0.45) for the three and six months ended June 30, 2001, respectively. The after-tax impact of the non-amortization provisions of SFAS No. 142 as compared to 2001 reported net income are expected to be $7 million ($0.01 per share), $9 million ($0.02 per share) and $28 million ($0.05 per share) for the third quarter, fourth quarter, and full year, respectively.

2. RESTRUCTURING, IMPAIRMENT AND PRODUCT LINE CHARGES

          2002 Restructuring Actions

      In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003.

      The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted below for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations have been informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During the three months ended June 30, 2002, we paid $58 million related to employee costs. During the six months ended June 30, 2002, we paid $120 million, with $118 million related to employee costs and $2 million related to exit costs. As of June 30, 2002, approximately 2,000 U.S. employees and 2,550 non-U.S. employees have been separated under the plans. Through June 30, 2002, approximately 15,990 positions have been eliminated under the 2001 and 2002 programs.

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

      The restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. Under the restructuring plans, we ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Through June 30, 2002, total cash paid for restructuring was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Statement of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

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

          Generator Product Line

      In December 2000, we announced that our generator product line was part of our portfolio of businesses under review. As of the fourth quarter 2001, we had entered into a non-binding letter of intent to sell this product line and expected to consummate the potential sale during the first half of 2002. Recently, we announced we would not complete the transaction as previously anticipated, and, accordingly began the process to wind down the product line. This process affects a number of parties, including our customers, employees and suppliers. We have commenced discussions with these affected parties. We expect these discussions to continue during the second half of 2002. As a result of our decision to wind down this product line, we have reviewed our current estimates with respect to wind down related costs, including redundant work force costs and determined, based upon our current expectations that our reserves for these items are adequate. These amounts are based upon our best estimates with respect to timing of the wind down process and ultimate resolution of contractually required payments. Due to the significance of the estimates involved, the final costs for the wind down of the product line could materially differ from the recorded amounts.

      We expect the redundant workforce to grow as a result of the wind down process, and we expect to resolve their employment status by late in 2003, concurrent with the expiration of our labor contracts. Such resolution, which will affect the final cost for the wind down, could include retirements, transfers to other facilities, paid separations, continued redundant status and/or replacement work.

      As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the generator product line as held and used from available for sale. No additional adjustments were required as the result of this reclassification.

      The total recorded loss associated with the wind down of this product line was $231 million ($149 million after-tax), of which $194 million ($125 million after-tax) was recorded in the fourth quarter of 2001 and $37 million ($24 million after-tax) was recorded in the first quarter of 2002. We expect to pay $75 million of the $231 million in cash, primarily for estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations. We have paid $11 million in the first six months of 2002.

3. ACQUISITIONS

          Delphi Connection Systems-Specialty Electronics

      In June 2001, Delphi purchased Specialty Electronics, Inc., now Delphi Connection Systems-Specialty Electronics, for approximately $22 million. The acquisition was accounted for under the purchase method of accounting. The pro forma effect of this acquisition would not be significantly different from reported results. Delphi Connection Systems-Specialty Electronics is a provider of electronic connector products and customized interconnect solutions to the telecommunications, computer, industrial electronics, medical and automotive markets, which complements Delphi’s strategic expansion into new markets.

          Delphi Mechatronic Systems

      In March 2001, Delphi acquired substantially all the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition has been accounted for using the purchase method of accounting and therefore the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The pro forma effect of this acquisition would not be significantly different from reported results. The $146 million excess consideration given over the estimated fair value of net assets acquired was recorded as goodwill. In addition, we recorded $10 million of intangible assets, primarily patents and related technology, which will be amortized over 5 years. The purchase price and related allocation were finalized in the first quarter of 2002 resulting in an increase in goodwill of approximately $34 million. The increase was primarily attributable to adjustments to fair value of assets and liabilities acquired and finalization of our integration plans.

4. INVENTORIES, NET

      Inventories, net consisted of:

	June 30,	December 31,
	2002	2001

	(in millions)
Productive material, work-in-process and supplies	$1,585	$1,563
Finished goods	373	313

Total inventories at FIFO	1,958	1,876
Less allowance to adjust the carrying value of certain inventories to LIFO	(255)	(255)

Total inventories, net	$1,703	$1,621

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

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at June 30, 2002.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (OCI) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in OCI as of June 30, 2002 were $11 million after-tax ($17 million pre-tax). Of this pre-tax total, a loss of approximately $13 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $7 million is expected to be included in subsequent periods. A loss of approximately $3 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the quarter ended March 31, 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

6. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the six months ended June 30, 2002 were:

					Accumulated Other
					Comprehensive
					Income (Loss)

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2002	565	$6	$2,450	$1,343	$(830)	$(567)	$(90)	$2,312
Net income	—	—	—	169	—	—	—	169
Currency translation adjustments, net of tax	—	—	—	—	—	61	—	61
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	—	(13)	—	(13)

Total comprehensive income								217
Net shares repurchased for employee benefit plans	—	—	(4)	—	—	—	(8)	(12)
Dividends	—	—	—	(78)	—	—	—	(78)

Balance at June 30, 2002	565	$6	$2,446	$1,434	$(830)	$(519)	$(98)	$2,439

7. SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile
	Communication

		Other				Safety,
		Electronics &				Thermal &
	Mobile	Mobile				Electrical		Dynamics &
	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total

	(in millions)
For the Three Months Ended:
June 30, 2002
Net sales to GM and affiliates	$68	$766		$834		$1,523		$2,137		$324		$4,818
Net sales to other customers	26	301		327		966		1,022		189		2,504
Inter-sector net sales	—	167		167		107		329		(603)		—

Total net sales	$94	$1,234		$1,328		$2,596		$3,488		$(90)		$7,322

Operating income (loss)	$(4)	$143		$139		$187		$78		$(22)		$382

June 30, 2001
Net sales to GM and affiliates	$90	$748		$838		$1,450		$2,094		$342		$4,724
Net sales to other customers	12	247		259		849		964		148		2,220
Inter-sector net sales	—	172		172		105		320		(597)		—

Total net sales	$102	$1,167		$1,269		$2,404		$3,378		$(107)		$6,944

Operating income (loss)	$(7)	$109	(e)	$102	(e)	$130	(e)	$123	(e)	$(43	)(e)	$312	(e)

	Electronics & Mobile
	Communication

		Other				Safety,
		Electronics &				Thermal &
	Mobile	Mobile				Electrical		Dynamics &
	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total

	(in millions)
For the Six Months Ended:
June 30, 2002
Net sales to GM and affiliates	$135	$1,479		$1,614		$2,933		$4,130		$625		$9,302
Net sales to other customers	45	566		611		1,810		1,945		342		4,708
Inter-sector net sales	—	333		333		200		625		(1,158)		—

Total net sales	$180	$2,378		$2,558		$4,943		$6,700		$(191)		$14,010

Operating income (loss)	$(10)	$254	(c)	$244	(c)	$322	(c)	$86	(c)	$(40	)(c)	$612	(c)

June 30, 2001
Net sales to GM and affiliates	$191	$1,420		$1,611		$2,767		$4,021		$691		$9,090
Net sales to other customers	22	509		531		1,663		1,907		288		4,389
Inter-sector net sales	—	329		329		222		627		(1,178)		—

Total net sales	$213	$2,258		$2,471		$4,652		$6,555		$(199)		$13,479

Operating income (loss)	$(10)	$178	(d)(e)	$168	(d)(e)	$180	(d)(e)	$26	(d)(e)	$(54	)(d)(e)	$320	(d)(e)

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

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the 2002 net restructuring and generator product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(d)	Excludes the 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(e)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the three months ended June 30, 2001 excludes goodwill amortization of $9 million with $1 million for Electronics & Mobile Communication, $3 million for Safety, Thermal & Electrical Architecture, $4 million for Dynamics & Propulsion and $1 million for Other. The six months ended June 30, 2001 excludes goodwill amortization of $15 million with $2 million for Electronics & Mobile Communication, $4 million for Safety, Thermal & Electrical Architecture, $7 million for Dynamics & Propulsion and $2 million for Other.

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

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $32 million in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties appealed the district court’s judgment and have filed briefs with the Ninth Circuit Court of Appeals. We expect the Ninth Circuit will hear the appeals later this year. While legal proceedings are subject to inherent uncertainty, we believe we have valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and viability of joint ventures business partners. As part of our ongoing procedures, we regularly review our joint venture investments for potential impairments or permanent declines in value, and record adjustments periodically, in accordance with applicable accounting requirements.

      In November 2000, one customer entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer’s obligations to its suppliers, prior to November 2000, were legally frozen. On April 30, 2002, this customer entered into agreements with a major United States automotive manufacturer relating to forming a new company, which is to purchase selected assets and businesses of this customer and is to assume a portion of the liabilities. On May 6, 2002, the Korean Bankruptcy Court approved a preliminary reorganization plan, which provides for only partial payment to creditors in the form of cash over a period of two to three years, ranging from 40%-80% of the relevant receivables, with the balance provided in equity of the new company. A number of creditors, including certain of our joint ventures which sell to this customer, have filed appeals with the Bankruptcy Court. We expect the issues will not be resolved until the final reorganization plan is approved and all appeals are settled. We are vigorously pursuing collection of all amounts owed to us directly, and owed to the joint ventures. Also, we are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our net investments in the joint ventures are recoverable. However, in view of the preliminary reorganization plan, which does not include payment of supplier claims in full and the significant uncertainty surrounding the outcome of the reorganization, the impact on our future results of operations and financial condition could differ from currently recorded reserve estimates.

      Our consolidated balance sheet as of June 30, 2002 includes approximately $16 million of accounts receivable from this customer, primarily in the U.S. and Europe, related to shipments prior to November 2000. At June 30, 2002, we have investments of $97 million, generally through a 50% non-controlling voting interest, in joint ventures that sell to this customer. At June 30, 2002, these ventures have approximately $225 million in receivables due from this customer.

      In April 2002, Delphi extended a consulting agreement with Shoichiro Irimajiri, Inc., a company of which Shoichiro Irimajiri, a member of Delphi’s Board of Directors, is the principal shareholder. Under the consulting agreement, the company performs services for Delphi relating to the Japanese auto industry. The extension is for four months ending August 31, 2002 at $50,000 per month. The Board of Directors, with Mr. Irimajiri abstaining, approved the extension.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      While industry conditions in the North American automotive market began to stabilize during the first half of 2002, other major automotive markets in which we operate remained weak. Our previously announced restructuring plans continue on track to yield improved results. We remain focused on operating cost reductions resulting from restructuring and cost containment initiatives.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

          Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

      Net Sales. Consolidated net sales by product sector and in total for the three months ended June 30, 2002 and 2001 were:

	Three Months
	Ended June 30,

Product Sector	2002	2001

	(in millions)
Electronics & Mobile Communication
Mobile MultiMedia	$94	$102
Other Electronics & Mobile Communication	1,234	1,167

Total Electronics & Mobile Communication	1,328	1,269
Safety, Thermal & Electrical Architecture	2,596	2,404
Dynamics & Propulsion	3,488	3,378
Other	(90)	(107)

Consolidated net sales	$7,322	$6,944

      Consolidated net sales for the second quarter of 2002 were $7.3 billion compared to $6.9 billion for the same period of 2001. Net sales to GM increased by $94 million, principally due to increased production volume in North America, partially offset by other major automotive markets which remained weak. Our non-GM sales increased by $284 million as several previously announced customer programs began ramping up to volume production levels. As a percent of our total revenue for the second quarter of 2002 our non-GM sales were 34%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $147 million, or 2.1% for the second quarter of 2002 compared to approximately $176 million or 2.3% for the comparable period of 2001.

      Gross Margin. Our gross margin was 13.5% for the second quarter of 2002 compared to gross margin of 13.2% for the comparable period of 2001. The slight improvement reflects greater efficiencies resulting from stabilization of customer build schedules and savings realized from our 2001 restructuring plans, partially offset by higher wages and increased U.S. pension and healthcare expenses.

      Selling, General and Administrative. Selling, general and administrative expenses were $361 million or 4.9% of second quarter 2002 total net sales, as compared to $363 million or 5.2% of second quarter of 2001 total net sales. The decrease as a percent of net sales primarily results from aggressive cost reduction efforts.

      Depreciation and Amortization. Depreciation and amortization in 2002 was consistent with 2001 amounts, adjusted for $9 million of goodwill amortization in the second quarter of 2001.

      Operating Income. Operating income was $382 million for the second quarter of 2002 compared to operating income of $303 million for the second quarter of 2001. To facilitate analysis of our operating income by product sector, we have excluded 2001 goodwill amortization of $9 million from the information presented below:

	Three Months
	Ended June 30,

Product Sector	2002	2001(a)

	(in millions)
Electronics & Mobile Communication
Mobile MultiMedia	$(4)	$(7)
Other Electronics & Mobile Communication	143	109

Total Electronics & Mobile Communication	139	102
Safety, Thermal & Electrical Architecture	187	130
Dynamics & Propulsion	78	123
Other	(22)	(43)

Total operating income	$382	$312

(a)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the second quarter 2001 excludes goodwill amortization of $9 million with $1 million for Electronics & Mobile Communication, $3 million for Safety, Thermal & Electrical Architecture, $4 million for Dynamics & Propulsion and $1 million for Other.

      The increase in operating income from second quarter 2001 primarily reflects increased North American production volumes, improved efficiencies resulting from the stabilization of customer build schedules, and savings realized from our first quarter 2001 restructuring plans, offset by increased employee-related costs. Our Dynamics & Propulsion Sector was negatively impacted by mix of products sold. Mobile MultiMedia reported an operating loss of $4 million reflective of the ongoing high level of investment in engineering and research and development related to the start-up of this high-tech business.

      Taxes. Our effective tax rate was 36% for the three months ended June 30, 2002 and 2001.

      Net Income. Our net income was $220 million for the second quarter of 2002 as compared to net income of $164 million for the second quarter of 2001. Excluding goodwill amortization of $7 million after-tax, second quarter 2001 net income would have been $171 million.

      Earnings Per Share. Basic and diluted earnings per share was $0.39 for the second quarter of 2002 compared to basic and diluted earnings per share of $0.29 for the second quarter 2001. Excluding goodwill amortization of $7 million after-tax, second quarter 2001 basic and diluted earnings per share would have been $0.30.

          Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

      Net Sales. Consolidated net sales by product sector and in total for the six months ended June 30, 2002 and 2001 were:

	Six Months Ended
	June 30,

Product Sector	2002	2001

	(in millions)
Electronics & Mobile Communication
Mobile MultiMedia	$180	$213
Other Electronics & Mobile Communication	2,378	2,258

Total Electronics & Mobile Communication	2,558	2,471
Safety, Thermal & Electrical Architecture	4,943	4,652
Dynamics & Propulsion	6,700	6,555
Other	(191)	(199)

Consolidated net sales	$14,010	$13,479

      Consolidated net sales for the first six months of 2002 were $14.0 billion compared to $13.5 billion for the same period of 2001. Net sales to GM increased by $212 million, principally due to increased production volume in North America, partially offset by other major automotive markets which remained weak. Our non-GM sales increased by $319 million principally due to several previously announced customer programs which began ramping up to volume production levels and the acquisition of Delphi Mechatronic Systems at the end of the first quarter of 2001, partially offset by price decreases. As a percent of our total revenue for the six months ended June 30, 2002, our non-GM sales were 34%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $267 million, or 2.0% for the first six months of 2002 compared to approximately $314 million or 2.0% for the comparable period of 2001.

      Gross Margin. Our gross margin was 12.8% for the first six months of 2002 compared to gross margin of 11.5% for the comparable period of 2001. The improvement reflects greater efficiencies resulting from stabilization of customer build schedules and savings realized from our 2001 restructuring plans, partially offset by higher wages and increased U.S. pension and healthcare expenses. During the first quarter of 2002, we recorded a charge of $37 million related to our generator product line; this charge is explained below. Excluding this charge, our gross margin was 13.0%.

      Selling, General and Administrative. Selling, general and administrative expenses of $723 million, 5.2% of total net sales for the first six months of 2002, decreased from $741 million or 5.5% of total net sales for the first six months of 2001. The decrease primarily results from aggressive cost reduction efforts partially offset by $5 million of incremental selling, general and administrative expenses in the first quarter of 2002 related to Delphi Mechatronic Systems acquired at the end of the first quarter of 2001.

      Depreciation and Amortization. Depreciation and amortization in 2002 was consistent with 2001 amounts, adjusted for the $63 million long-lived asset impairment charge included in depreciation and amortization in the first quarter of 2001, and $15 million of goodwill amortization in the first six months of 2001.

      Restructuring. In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. Approximately 15,990 positions have been eliminated under the 2001 and 2002 programs through June 30, 2002.

      The first quarter of 2002 restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the

$6 million reversal noted below for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations have been informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During the first six months of 2002, we paid $118 million related to employee costs and $2 million related to exit costs. As of June 30, 2002, approximately 2,000 U.S. employees and 2,550 non-U.S. employees have been separated under the plans. We expect an additional 450 to 650 employees to separate during the third quarter, with the remainder during the fourth quarter 2002 and the first quarter in 2003. We expect to begin to realize savings related to the 2002 restructuring actions during the second half of 2002 with estimated ongoing savings expected to grow in early 2004 to more than $125 million (after-tax). These savings are expected to be realized as reductions to cost of sales and selling, general and administrative expenses.

      The first quarter 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. Under the restructuring plans, we ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Through June 30, 2002, total cash paid for restructuring was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Statement of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      Following is a summary of our restructuring actions (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First Quarter 2001 Restructuring Charge	$419	$73	$44	$536
Usage	(321)	(72)	(22)	(415)

Balance at December 31, 2001	98	1	22	121

Usage	(92)	(1)	(22)	(115)
Adjustments due to change in estimate	(6)	—	—	(6)

Balance at June 30, 2002	$—	$—	$—	$—

First Quarter 2002 Restructuring Charge	$191	$31	$9	$231
First Quarter usage	(60)	(31)	(2)	(93)
Second Quarter usage	(58)	—	—	(58)

Balance at June 30, 2002.	$73	$—	$7	$80

      The net restructuring charge recorded in the first quarter of 2002 was $225 million, reflecting a provision of $231 million, and a reversal of the 2001 charge of $6 million. At June 30, 2002, total restructuring obligations were $80 million. In addition to the restructuring charge explained above, our Statement of Operations and Statement of Cash Flows include amounts related to our generator product line. While not recorded on the Restructuring line in the Statement of Operations, our plans for the generator product line include similar charges, as explained below. In total, the first quarter 2002 charges for restructuring and our generator product line decreased earnings by a net $262 million ($174 million after-tax), and used $131 million of cash flow during the first six months of 2002.

      In December 2000, we announced that our generator product line was part of our portfolio of businesses under review. As of the fourth quarter 2001, we had entered into a non-binding letter of intent to sell this product line and expected to consummate the potential sale during the first half of 2002. Recently, we announced we would not complete the transaction as previously anticipated, and, accordingly began the process to wind down the product line. This process affects a number of parties, including our customers, employees and suppliers. We have commenced discussions with these affected parties. We expect these discussions to continue during the second half of 2002. As a result of our decision to wind down this product line, we have reviewed our current estimates with respect to wind down related costs, including redundant work force costs and determined, based upon our current expectations that our reserves for these items are adequate. These amounts are based upon our best estimates with respect to timing of the wind down process and ultimate resolution of contractually required payments. Due to the significance of the estimates involved, the final costs for the wind down of the product line could materially differ from the recorded amounts.

      We expect the redundant workforce to grow as a result of the wind down process, and we expect to resolve their employment status by late in 2003, concurrent with the expiration of our labor contracts. Such resolution, which will affect the final cost for the wind down, could include retirements, transfers to other facilities, paid separations, continued redundant status and/or replacement work.

      The total recorded loss associated with the wind down of this product line was $231 million ($149 million after-tax), of which $194 million ($125 million after-tax) was recorded in the fourth quarter of 2001 and $37 million ($24 million after-tax) was recorded in the first quarter of 2002. We expect to pay $75 million of the $231 million in cash, primarily for estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations. We have paid $11 million in the first six months of 2002.

      Operating Income (Loss). Operating income was $350 million for the first six months of 2002 compared to an operating loss of $(294) million for the first six months of 2001. To facilitate analysis of our operating income by product sector, we have excluded the 2002 net restructuring and product line charges of $262 million, and 2001 charges of $536 million for restructuring actions, $63 million for asset impairments, and $15 million for goodwill amortization from the information presented below:

	Six Months Ended
	June 30,

Product Sector	2002(a)	2001(b)(c)

	(in millions)
Electronics & Mobile Communication
Mobile MultiMedia	$(10)	$(10)
Other Electronics & Mobile Communication	254	178

Total Electronics & Mobile Communication	244	168
Safety, Thermal & Electrical Architecture	322	180
Dynamics & Propulsion	86	26
Other	(40)	(54)

Total operating income	$612	$320

(a)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(b)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(c)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the first six months of 2001 excludes goodwill amortization of $15 million with $2 million for Electronics & Mobile Communication, $4 million for Safety, Thermal & Electrical Architecture, $7 million for Dynamics & Propulsion and $2 million for Other.

      The increase in operating income by sector from the first six months of 2001 primarily reflects increased North American production volumes, improved efficiencies resulting from the stabilization of customer build schedules, and savings realized from our first quarter 2001 restructuring plans, offset by increased employee-related costs. Mobile MultiMedia reported an operating loss of $10 million reflective of the ongoing high level of investment in engineering and research and development related to the start-up of this high-tech business.

      Taxes. Our effective tax rate for the first six months of 2002 was 38% compared to 34% for the comparable period of 2001. These rates reflect our inability to fully tax effect the restructuring initiatives in certain jurisdictions. Our effective tax rate excluding the net restructuring and product line charges in 2002 and restructuring and impairment charges in 2001 was 36% for the six months ended June 30, 2002 and 2001.

      Net Income (Loss). Our net income was $169 million for the six months of 2002 as compared to net loss of $(265) million for the first six months of 2001. Excluding the 2002 restructuring and generator product line charges of $174 million after-tax, net income would have been $343 million compared to net income of $151 million, which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax and goodwill amortization of $12 million after-tax.

      Earnings (Loss) Per Share. Basic and diluted earnings per share was $0.30 for the six months of 2002 compared to basic and diluted loss per share of $(0.47), for the first six months of 2001. Excluding the 2002 restructuring and generator product line charges of $174 million after-tax, basic and diluted earnings per share would have been $0.61 and $0.60, respectively, compared to basic and diluted earnings per share of $0.27, which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax and $12 million goodwill amortization after-tax.

Liquidity and Capital Resources

          Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.9) billion at June 30, 2002 compared to $(2.6) billion at December 31, 2001. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 60.0% at June 30, 2002 and 59.2% at December 31, 2001.

      During the first six months of 2002, we made payments of $92 million related to employee costs and $22 million in other exit costs for the remainder of the 2001 restructuring charge. Of the $262 million net restructuring and generator product line charges in 2002 and the $194 million 2001 generator product line impairment charge, we expect to pay approximately $275 million in cash. During the six months ended June 30, 2002, we paid $118 million related to employee costs, $2 million in other exit costs and $11 million related to our generator product line. We expect to pay up to an additional $40 million during the third quarter of 2002 and the remainder during the fourth quarter of 2002 and during 2003.

      Requirements for working capital, acquisitions, capital expenditures, dividends, repayment of debt securities, separation related obligations and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our Credit Facilities described below and other available financing sources as necessary.

          Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which was renewed in the second quarter of 2002 and now expires in June 2003. Except for the extension of expiration date, the terms of the credit facility renewed in the second quarter of 2002 remain substantially unchanged. As of June 30, 2002, there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $1.4 billion was outstanding as of June 30, 2002. Delphi also has approximately $140 million available under uncommitted lines of credit. As of June 30, 2002, there were no amounts outstanding under uncommitted lines of credit. At June 30, 2002, our total debt level was $3.7 billion. We expect our total debt to approximate $3.4 billion by December 31, 2002.

      Delphi leases certain property, primarily land and buildings, under leases commonly known as synthetic operating leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties upon expiration of the lease. In aggregate, our purchase price, if we chose to exercise such options, approximates $127 million. These leases also require us to guarantee a minimum value of $112 million upon expiration of the leases. At June 30, 2002, the fair value of these properties exceeds the minimum value guaranteed.

      We have guaranteed the borrowings of one venture and one supplier for approximately $15 million and $4 million, respectively. We have no other financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations nor have we guaranteed such items) to or on behalf of entities that are excluded from our consolidated financial statements. As of June 30, 2002, there have been no material changes to our unsecured debt and leasing arrangements as described in our Annual Report on Form 10-K for the year ended December 31, 2001. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.

      Delphi currently has a credit rating of BBB/ Baa2 with a stable outlook, which was reaffirmed by the rating agencies in December 2001. Although not currently anticipated, if we were downgraded to BBB- or Baa3, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may increase. Although in these circumstances our access to the commercial paper market likely would be limited, we believe our outstanding commercial paper could be refinanced using a combination of funding available from our $3.0 billion Credit Facilities described above, uncommitted lines of credit, term debt or customer receivable based financing, such as factoring. We believe that our receivables are of a quality that would allow access to this market. Our Credit Facilities also contain certain affirmative and negative covenants including among others, requirements for certain leverage and indebtedness ratios. We were in compliance with all such covenants as of June 30, 2002.

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.3 billion for the six months ended June 30, 2002 compared to net cash provided by operating activities of $0.7 billion for the six months ended June 30, 2001. Cash provided by operating activities in the first six months of 2002 was impacted by a $400 million second quarter voluntary contribution to our U.S. hourly pension plan and a $143 million second quarter payment to GM for previously recorded separation related obligations for other postretirement benefits. The payment to GM represents the final payment required to settle our separation related obligations. Cash provided by operating activities in the first six months of 2001 resulted from improved working capital management partially offset by a $175 million payment to GM in the second quarter for previously recorded separation related obligations for pension and other postretirement benefits.

      Investing Activities. Cash flows used in investing activities totaled $0.4 billion and $0.8 billion for the six months ended June 30, 2002 and 2001, respectively. The use of cash in the first six months of 2002 reflects capital expenditures related to ongoing operations. The use of cash in the first six months of 2001 reflects the acquisition of Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics for approximately $0.3 billion, as well as capital expenditures related to ongoing operations.

      Financing Activities. Net cash provided by financing activities was $0.2 billion and $0.1 billion for the six months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities during the first six months of 2002 represented increased borrowings of short-term debt. Cash provided by financing activities during the first six months of 2001 represented the net proceeds from a $500 million public debt offering partially offset by repayments of our uncommitted lines of credit and commercial paper.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 27, 2002, payable on August 5, 2002 to holders of record on July 8, 2002. The dividend declared on March 13, 2002 was paid on April 22, 2002.

Outlook

      According to Automotive News, automotive production in North America in the first six months of 2002 was 5% higher than the same period in the prior year. Production schedules for our largest customer in North America, our largest market, were approximately 13% higher in the first six months of 2002 than in the comparable period in 2001. However, other major automotive markets remained weak. Our non-GM revenue grew by 7% during the first six months of 2002, and represents 34% of our sales, up from 33% in the same period last year. We are hopeful that North American production schedules will remain firm, however, we are cautious that this stability will be somewhat offset by continued softness in other major automotive markets.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions and wages in non-U.S. locations. As previously announced, we are working to fix, sell or close our instrumentation product line. Our objective is to reach a conclusion with respect to this product line in the third quarter of 2002. We intend that these actions will continue to reduce our manufacturing and selling, general and administrative costs, but cannot assure you that such actions will be effective or sufficient to offset the impact of adverse market conditions.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 66% of our net sales for the first six months of 2002. Our sales to GM have declined since our separation from GM in 1999; principally reflecting the impact of customer driven price reductions and the elimination of non-profitable businesses as well as GM’s diversification of its supply base and recent changes in our product mix supplied to them. We also exited some businesses as part of our portfolio review process. Reflecting these and other factors we expect our sales to GM to further decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline. In connection with our separation from GM in 1999, we entered into a supply agreement with GM affording us limited bidding rights on new GM products for a period of three years. Through December 31, 2001, we generally had the ability to secure under competitive purchase order terms the first replacement cycle of all product programs in the United States and Canada, which we were providing to GM as of January 1, 1999, and certain other product programs. Consistent with GM’s contracts with other suppliers, the supply agreement provided GM the right to re-source business existing at January 1, 1999 if we were not competitive in terms of quality, service, design and technology. This “right of last refusal” under the supply agreement expired on January 1, 2002. Accordingly, we now bid for GM’s business on the same basis as our competitors. To compete effectively with these competitors, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. We are currently projecting our sales beyond 2002 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales flat to decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A successful recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot assure you that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty claims. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and viability of joint ventures business partners. As part of our ongoing procedures, we regularly review our joint venture investments for potential impairments or permanent declines in value, and record adjustments periodically, in accordance with applicable accounting requirements.

      In November 2000, one customer entered into corporate reorganization proceedings in Korea. As a result of the reorganization, this customer’s obligations to its suppliers, prior to November 2000, were legally frozen. On April 30, 2002, this customer entered into agreements with a major United States automotive manufacturer relating to forming a new company, which is to purchase selected assets and businesses of this customer and is to assume a portion of the liabilities. On May 6, 2002, the Korean Bankruptcy Court approved a preliminary reorganization plan, which provides for only partial payment to creditors in the form of cash over a period of two to three years, ranging from 40%-80% of the relevant receivables, with the balance provided in equity of the new company. A number of creditors, including certain of our joint ventures which sell to this customer, have filed appeals with the Bankruptcy Court. We expect the issues will not be resolved until the final reorganization plan is approved and all appeals are settled. We are vigorously pursuing collection of all amounts owed to us directly, and owed to the joint ventures. Also, we are continuing to work with the joint ventures to facilitate their ongoing operations and believe that our net investments in the joint ventures are recoverable. However, in view of the preliminary reorganization plan, which does not include payment of supplier claims in full and the significant uncertainty surrounding the outcome of the reorganization, the impact on our future results of operations and financial condition could differ from currently recorded reserve estimates.

      Our consolidated balance sheet as of June 30, 2002 includes approximately $16 million of accounts receivable from this customer, primarily in the U.S. and Europe, related to shipments prior to November 2000. At June 30, 2002, we have investments of $97 million, generally through a 50% non-controlling voting interest, in joint ventures that sell to this customer. At June 30, 2002, these ventures have approximately $225 million in receivables due from this customer.

Related Party Transaction

      In April 2002, Delphi extended a consulting agreement with Shoichiro Irimajiri, Inc., a company of which Shoichiro Irimajiri, a member of Delphi’s Board of Directors, is the principal shareholder. Under the consulting agreement, the company performs services for Delphi relating to the Japanese auto industry. The extension is for four months ending August 31, 2002 at $50,000 per month. The Board of Directors, with Mr. Irimajiri abstaining, approved the extension.

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

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Delphi for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Delphi for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of global restructurings or other initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this Quarterly Report on Form 10-Q include: our ability to increase non-GM sales and achieve the labor benefits expected from our separation from GM; our ability to retain GM business; potential increases in our warranty costs; our ability to successfully implement our global restructuring plans, including our planned 2002 portfolio restructuring; our ability to successfully implement our new markets initiative and achieve the benefits anticipated by such strategy; our ability to enter into definitive agreements to sell or wind down our generator and instrumentation businesses and make satisfactory arrangements with respect to antitrust matters, the labor force, customers of such businesses and other matters; changes in economic conditions, currency exchange rates or political environment in the markets in which we operate; the impact of possible terrorist attacks which could exacerbate other risks to our business such as incremental costs, slowed production or interruptions in the transportation system; financial or market declines of our customers or significant business partners; labor disruptions or material shortages; the level of competition in the markets in which we operate; the cyclical nature of the automobile industry, including significant downturns in the automobile production rate; costs relating to legal and administrative proceedings; changes in laws or regulations affecting our business; our ability to realize cost savings expected to offset price reductions; our ability to make pension and other postretirement payments at levels anticipated by management; our ability to successfully exit non-performing businesses and absorb contingent liabilities related to divestitures and facility closures; our ability to complete and integrate acquisitions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; our ability to provide high quality products at competitive prices, to develop new products to meet changing consumer preferences and to meet changing vehicle manufacturers’ supply requirements on a timely, cost effective basis; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Delphi was held on May 1, 2002. At the meeting, the following matters were submitted to a vote of the stockholders of Delphi:

(1)	The election of three directors to serve for a three-year term beginning at the 2002 Annual Stockholders’ Meeting and expiring at the 2005 Annual Stockholders’ Meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Robert H. Brust	381,795,734	96,962,756
Alan S. Dawes	381,761,528	96,996,962
Donald L. Runkle	380,801,453	97,957,037

(2)	The ratification of the appointment of Deloitte & Touche LLP as Delphi’s independent public accountants for the year ending December 31, 2002.

For	Against	Abstain

456,815,949	17,432,137	4,510,404

(3)	A stockholder proposal requesting the Board of Directors to redeem any poison pill previously issued unless such issuance is approved by the affirmative vote of shareholders, to be held as soon as practicable.

For	Against	Abstain	Non-Vote

237,325,146	173,962,611	6,301,757	61,168,976

(4)	A stockholder proposal requesting the Board of Directors to take steps required to elect each director annually, and that any future change in the frequency of director election be submitted to a shareholder vote as a stand-alone proposal.

For	Against	Abstain	Non-Vote

261,082,181	150,731,259	5,776,074	61,168,976

(5)	A stockholder proposal requesting that the Board of Directors review and amend, if necessary, its code for international operations and report a summary of this review to stockholders by October 2002.

For	Against	Abstain	Non-Vote

86,519,601	313,665,819	17,404,094	61,168,976

(6)	A stockholder proposal recommending that the Board of Directors take steps necessary to implement a policy of confidential voting at all shareholder meetings.

For	Against	Abstain	Non-Vote

246,110,194	165,489,905	5,989,415	61,168,976

(7)	A stockholder proposal requesting the Board of Directors to adopt a policy stating that the public accounting firm retained by Delphi to provide audit services should not also be retained to provide non-audit services to Delphi.

For	Against	Abstain	Non-Vote

138,906,072	267,646,575	11,036,867	61,168,976

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation
3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333)
10(a)	Extension of Consulting Agreement With Director dated April, 2002
10(b)	364-Day Fourth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 21, 2002
99	Press Release dated July 17, 2002 regarding quarterly earnings

(b) REPORTS ON FORM 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

July 17, 2002

/s/ JOHN D. SHEEHAN

John D. Sheehan, Chief Accounting Officer
and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation

3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation

3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333)

10(a)	Extension of Consulting Agreement With Director dated April, 2002

10(b)	364-Day Fourth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 21, 2002

99	Press Release dated July 17, 2002 regarding quarterly earnings

(b) REPORTS ON FORM 8-K

      None