Form 10-Q
period 2002-09-30
DELPHI CORP
filed 2002-10-16
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2002, there were 558,405,980 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$4,077	$4,238	$13,379	$13,328
Other customers	2,369	1,991	7,077	6,380

Total net sales	6,446	6,229	20,456	19,708

Less operating expenses:
Cost of sales, excluding items listed below	5,695	5,540	17,916	17,465
Selling, general and administrative	368	348	1,091	1,089
Depreciation and amortization	258	260	749	831
Restructuring (Note 2)	—	—	225	536

Total operating expenses	6,321	6,148	19,981	19,921

Operating income (loss)	125	81	475	(213)
Less interest expense	49	57	144	169
Other income, net	9	17	27	23

Income (loss) before income taxes	85	41	358	(359)
Income tax expense (benefit)	31	15	135	(120)

Net income (loss)	$54	$26	$223	$(239)

Earnings (loss) per share (Note 1)
Basic	$0.10	$0.05	$0.40	$(0.43)

Diluted	$0.10	$0.05	$0.39	$(0.43)

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	December 31,
	(Unaudited)	2001

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$707	$757
Accounts receivable, net:
General Motors and affiliates	3,254	2,829
Other customers	1,880	1,778
Inventories, net (Note 4)	1,711	1,621
Deferred income taxes	323	319
Prepaid expenses and other	172	194

Total current assets	8,047	7,498
Long-term assets:
Property, net	5,763	5,724
Deferred income taxes	3,126	3,152
Goodwill, net	671	630
Other	1,596	1,598

Total assets	$19,203	$18,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,393	$1,270
Accounts payable	3,101	2,779
Restructuring obligations (Note 2)	52	121
Accrued liabilities	1,794	1,680

Total current liabilities	6,340	5,850
Long-term liabilities:
Long-term debt	2,062	2,083
Pension benefits	1,963	2,146
Postretirement benefits other than pensions	5,013	4,702
Other	1,473	1,509

Total liabilities	16,851	16,290

Stockholders’ equity (Note 6):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2002 and 2001	6	6
Additional paid-in capital	2,446	2,450
Retained earnings	1,449	1,343
Minimum pension liability	(830)	(830)
Accumulated other comprehensive loss, excluding minimum pension liability	(611)	(567)
Treasury stock, at cost (6.6 million and 4.8 million shares in 2002 and 2001, respectively)	(108)	(90)

Total stockholders’ equity	2,352	2,312

Total liabilities and stockholders’ equity	$19,203	$18,602

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(in millions)
Cash flows from operating activities:
Net income (loss)	$223	$(239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of goodwill	749	807
Amortization of goodwill	—	24
Deferred income taxes	9	(244)
Restructuring	225	536
Changes in operating assets and liabilities:
Accounts receivable, net	(535)	38
Inventories, net	(95)	(66)
Prepaid expenses and other	40	67
Accounts payable	322	231
Restructuring obligations	(279)	(250)
Accrued liabilities	134	(142)
Other long-term liabilities	69	202
Other	(166)	(80)

Net cash provided by operating activities	696	884

Cash flows from investing activities:
Capital expenditures	(710)	(734)
Cost of acquisitions, net of cash acquired	—	(313)
Other	58	(5)

Net cash used in investing activities	(652)	(1,052)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	102	(174)
Net proceeds from issuance of debt securities	—	498
Dividend payments	(117)	(117)
Issuance (purchases) of treasury stock, net	(22)	6

Net cash (used in) provided by financing activities	(37)	213

Effect of exchange rate fluctuations on cash and cash equivalents	(57)	(47)

Decrease in cash and cash equivalents	(50)	(2)
Cash and cash equivalents at beginning of period	757	760

Cash and cash equivalents at end of period	$707	$758

See notes to consolidated financial statements.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

      General — Delphi Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly owned and majority-owned subsidiaries.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Weighted average shares outstanding	559,187	560,180	560,091	559,975
Effect of dilutive securities	2,562	5,581	4,561	—

Diluted shares outstanding	561,749	565,761	564,652	559,975

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 4, 2002, which was paid on October 15, 2002, to holders of record on September 16, 2002. The dividend declared on June 27, 2002 was paid on August 5, 2002.

      The Board of Directors has authorized the repurchase of up to 22.5 million shares of Delphi common stock through the first quarter of 2003 to fund stock options and other employee benefit plans. During the first nine months of 2002 we repurchased approximately 2.8 million shares in the open market to offset the effect of shares issued under those plans and to provide for a more consistent number of shares outstanding; of the 22.5 million shares authorized, 12 million shares remain available for repurchase.

      Goodwill and Other Intangible Assets — Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and stopped the amortization of purchased goodwill. We also reevaluated our intangible assets and determined that their remaining useful lives remained appropriate. At September 30, 2002, our unamortized purchased goodwill balance was approximately $671 million, principally in the Dynamics and Propulsion Sector. We completed the impairment tests of goodwill as required by SFAS No. 142. In doing so we determined that our goodwill is not impaired; therefore there was no transitional impairment charge to be recorded. For the three and nine months ended September 30, 2001, our reported net income (loss) and basic and diluted earnings (loss) per share was $26 million and $0.05 and $(239) million and $(0.43), respectively. Adjusted for the non-amortization provisions of SFAS No. 142, our reported net income (loss) and basic and diluted earnings (loss) per share would have been $33 million and $0.06 and $(220) million and $(0.39) for the three and nine months ended September 30, 2001, respectively. The after-tax impact of the non-amortization provisions of SFAS No. 142 as compared to 2001 reported net income are expected to be $9 million ($0.02 per share) and $28 million ($0.05 per share) for the fourth quarter and full year, respectively.

2. RESTRUCTURING, IMPAIRMENT AND PRODUCT LINE CHARGES

      In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003.

      The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted below for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations were informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During the three months ended September 30, 2002, we paid $28 million related to employee costs. During the nine months ended September 30, 2002, we paid $148 million, with $146 million related to employee costs and $2 million related to exit costs, and incurred $31 million of non-cash cost for special termination pension and postretirement benefits. As of September 30, 2002, approximately 2,850 U.S. employees and 2,750 non-U.S. employees have been separated under the plans.

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

      The 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. We ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Total cash paid for the first quarter 2001 restructuring plan was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Statement of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      Through September 30, 2002, approximately 17,040 positions have been eliminated under the 2001 and 2002 programs.

      In the first quarter of 2001, we evaluated the carrying value of the long-lived assets at each site impacted by the restructuring plans for impairment, and recorded impairment losses of $63 million. The impairment losses, primarily related to machinery and equipment held for use in the Safety, Thermal and Electrical Architecture sector, were recorded in depreciation and amortization. In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million, included in depreciation and amortization, related primarily to the machinery and equipment held for use in the Electronics & Mobile Communications sector. This equipment is used by one of our product lines located in Argentina, which was impacted by 2001 macroeconomic developments.

      In addition, in the first and fourth quarters of 2001, we recorded charges of $18 million and $52 million, respectively, included in other income (expense) related to declines in the value of certain joint ventures, principally in Korea, caused by the uncertain recoverability of assets of the underlying ventures. This uncertainty resulted from the corporate reorganization proceedings of a Korean customer/ business partner. This uncertainty was substantially resolved on September 30, 2002, with the approval of the reorganization plan by the Korean Bankruptcy Court, which provided for only partial recovery of receivables for applicable creditors, which included Delphi and several of its Korean joint ventures. As a result, in the third quarter of 2002, we recorded an additional charge of $6 million, related to the resolution of the reorganization.

          Generator Product Line

      In July 2002, we began the process to wind down our generator product line. This process affects a number of parties, including our customers, employees and suppliers. Discussions with these affected parties have progressed materially and are expected to continue throughout 2002. We have notified our customers of the wind down and are supporting the customers in selection of replacement suppliers. We expect to see a meaningful decline in generator sales over the next twelve months. Advanced and development engineering for the generator product line has been suspended. Capital expenditures for the remainder of 2002 supporting the generator product line have been curtailed, and capital expenditures previously planned for 2003 have been eliminated.

      The total recorded loss associated with the wind down of this product line was $231 million ($149 million after-tax), of which $194 million ($125 million after-tax) was recorded in the fourth quarter of 2001 and $37 million ($24 million after-tax) was recorded in the first quarter of 2002. As a result of our decision to wind down this product line, we have reviewed our current estimates with respect to wind down related costs, including redundant work force costs and determined, based upon our current expectations, that our reserves for these items are adequate. These amounts are based upon our best estimates with respect to timing of the wind down process and ultimate resolution of contractually required payments. Due to the significance of the estimates involved, the final costs for the wind down of the product line could materially differ from the recorded amounts.

      We expect the redundant workforce to grow as a result of the wind down process, and we expect to resolve their employment status by late in 2003, concurrent with the expiration of our labor contracts. Such resolution, which will affect the final cost for the wind down, could include retirements, transfers to other facilities, paid separations, continued redundant status and/ or replacement work.

      Due to a change from our original plan to sell this product line, in the second quarter of 2002, we reclassified the generator product line as held and used from available for sale as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. No additional adjustments were required as the result of this reclassification.

      We expect to pay $75 million of the $231 million total cost in cash, primarily for estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations. We have paid $17 million in the first nine months of 2002.

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

4. INVENTORIES, NET

      Inventories, net consisted of:

	September 30,	December 31,
	2002	2001

	(in millions)
Productive material, work-in-process and supplies	$1,557	$1,563
Finished goods	409	313

Total inventories at FIFO	1,966	1,876
Less allowance to adjust the carrying value of certain inventories to LIFO	(255)	(255)

Total inventories, net	$1,711	$1,621

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

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at September 30, 2002.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (OCI) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in OCI as of September 30, 2002 were $26 million after-tax ($41 million pre-tax). Of this pre-tax total, a loss of approximately $38 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $7 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the quarter ended March 31, 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

6. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the nine months ended September 30, 2002 were:

					Accumulated Other
					Comprehensive
					Income (Loss)

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2002	565	$6	$2,450	$1,343	$(830)	$(567)	$(90)	$2,312
Net income	—	—	—	223	—	—	—	223
Currency translation adjustments, net of tax	—	—	—	—	—	(16)	—	(16)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	—	(28)	—	(28)

Total comprehensive income								179
Shares issued for employee benefit plans	—	—	(4)	—	—	—	17	13
Shares repurchased for employee benefit plans	—	—	—	—	—	—	(35)	(35)
Dividends	—	—	—	(117)	—	—	—	(117)

Balance at September 30, 2002	565	$6	$2,446	$1,449	$(830)	$(611)	$(108)	$2,352

7. SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors follows:

	Electronics & Mobile
	Communication

		Other				Safety,
		Electronics &				Thermal &
	Mobile	Mobile				Electrical		Dynamics &
	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total
For the Three Months Ended:

	(in millions)
September 30, 2002
Net sales to GM and affiliates	$30	$658		$688		$1,288		$1,809		$292		$4,077
Net sales to other customers	31	330		361		934		901		173		2,369
Inter-sector net sales	—	150		150		72		308		(530)		—

Total net sales	$61	$1,138		$1,199		$2,294		$3,018		$(65)		$6,446

Operating income (loss)	$(9)	$89		$80		$85		$(20)		$(20)		$125

September 30, 2001
Net sales to GM and affiliates	$63	$685		$748		$1,305		$1,866		$319		$4,238
Net sales to other customers	12	249		261		770		823		137		1,991
Inter-sector net sales	—	154		154		84		305		(543)		—

Total net sales	$75	$1,088		$1,163		$2,159		$2,994		$(87)		$6,229

Operating income (loss)	$(10)	$73	(e)	$63	(e)	$63	(e)	$(21	)(e)	$(15)	(e)	$90	(e)

	Electronics & Mobile
	Communication

		Other				Safety,
		Electronics &				Thermal &
	Mobile	Mobile				Electrical		Dynamics &
	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total
For the Three Months Ended:

	(in millions)
September 30, 2002
Net sales to GM and affiliates	$165	$2,137		$2,302		$4,221		$5,939		$917		$13,379
Net sales to other customers	76	896		972		2,744		2,846		515		7,077
Inter-sector net sales	—	483		483		272		933		(1,688)		—

Total net sales	$241	$3,516		$3,757		$7,237		$9,718		$(256)		$20,456

Operating income (loss)	$(19)	$343	(c)	$324	(c)	$407	(c)	$66	(c)	$(60)		$737	(c)

September 30, 2001
Net sales to GM and affiliates	$254	$2,105		$2,359		$4,072		$5,887		$1,010		$13,328
Net sales to other customers	34	758		792		2,433		2,730		425		6,380
Inter-sector net sales	—	483		483		306		932		(1,721)		—

Total net sales	$288	$3,346		$3,634		$6,811		$9,549		$(286)		$19,708

Operating income (loss)	$(20)	$251	(d)(e)	$231	(d)(e)	$243	(d)(e)	$5	(d)(e)	$(69)	(d)(e)	$410	(d)(e)

(a)	Information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile MultiMedia develops products designed to bring the Internet, telematics, entertainment and mobile communication technologies into vehicles.

(b)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(c)	Excludes the 2002 net restructuring and generator product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(d)	Excludes the 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(e)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the third quarter of 2001 excludes goodwill amortization of $9 million with $1 million for Electronics & Mobile Communication, $3 million for Safety, Thermal & Electrical Architecture and $5 million for Dynamics & Propulsion. The nine months ended September 30, 2001 excludes goodwill amortization of $24 million with $3 million for Electronics & Mobile Communication, $7 million for Safety, Thermal & Electrical Architecture, $12 million for Dynamics & Propulsion and $2 million for Other.

8. COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, employment-related matters and environmental matters.

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. We have reserved approximately $1 million for our share of the expected investigation costs. Although we believe these reserves are adequate, because the scope of the investigation is still being determined, we cannot assure you that our share of the investigative costs and the ultimate cost, if any, to remediate the site will not exceed the amount of the reserves.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-separation warranty claims with GM, GM may assert additional pre-separation claims in the future. We believe the remainder of known pre-separation warranty claims are adequately covered by customer credits or commercial defenses. Accordingly, although we cannot assure you that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $32 million in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties appealed the district court’s judgment and have filed briefs with the Ninth Circuit Court of Appeals. We expect the Ninth Circuit will hear the appeals at the end of this year or during the first quarter of 2003. While legal proceedings are subject to inherent uncertainty, we believe we have valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. Delphi will record a provision for any legal judgment, if and at the time that management and counsel conclude a loss is probable.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      In the normal course of business, we extend credit on open account to our customers. From time to time, we also invest in joint ventures with a variety of business partners. Although Delphi is affected by the financial well-being of the automotive industry as a whole, we believe that our risk associated with trade receivables and recoverability of investments in our joint ventures is mitigated by our customer base and ongoing control procedures to monitor the credit-worthiness of customers and viability of joint ventures business partners. From time to time, we also actively work with our joint ventures, their customers and creditors, to ensure that the ventures are adequately capitalized to maintain operations. As part of our ongoing procedures, we regularly review our trade receivables and joint venture investments for potential impairments or permanent declines in value, and record adjustments when required, in accordance with applicable accounting requirements.

      In April 2002, Delphi extended for four months through August 31, 2002 a consulting agreement with Shoichiro Irimajiri, Inc., a company of which Shoichiro Irimajiri, a member of Delphi’s Board of Directors, is the principal shareholder. Under the consulting agreement, the company performed services for Delphi relating to the Japanese auto industry at $50,000 per month. The consulting agreement expired by its terms on August 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

          Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

      Net Sales. Consolidated net sales by product sector and in total for the three months ended September 30, 2002 and 2001 were:

	Three Months
	Ended
	September 30,

Product Sector	2002	2001

	(in millions)
Electronics & Mobile Communication Mobile MultiMedia	$61	$75
Other Electronics & Mobile Communication	1,138	1,088

Total Electronics & Mobile Communication	1,199	1,163
Safety, Thermal & Electrical Architecture	2,294	2,159
Dynamics & Propulsion	3,018	2,994
Other	(65)	(87)

Consolidated net sales	$6,446	$6,229

      Consolidated net sales for the third quarter of 2002 were $6.4 billion compared to $6.2 billion for the same period of 2001. Net sales to GM decreased by $161 million, as a result of the mix of products sold, lower prices and exited businesses, partially offset by increased volume in North America. Our non-GM sales increased by $378 million due to several previously announced customer programs which began ramping up to volume production levels. Additionally, net sales were favorably impacted by currency exchange rates, primarily the euro. As a percent of our net sales for the third quarter of 2002 our non-GM sales were 37%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $115 million, or 1.8% for the third quarter of 2002 compared to approximately $152 million or 2.3% for the comparable period of 2001.

      Gross Margin. Our gross margin was 11.7% for the third quarter of 2002 compared to gross margin of 11.1% for the comparable period of 2001. The slight improvement reflects savings realized from our restructuring plans, material cost savings and greater efficiencies resulting from stabilization of customer build schedules, partially offset by higher wages and increased U.S. pension and healthcare expenses.

      Selling, General and Administrative. Selling, general and administrative expenses were $368 million or 5.7% of third quarter 2002 total net sales, as compared to $348 million or 5.6% of third quarter of 2001 total net sales.

      Depreciation and Amortization. Depreciation and amortization for the third quarter of 2002 was consistent with amounts for the comparable period of 2001, adjusted for $9 million of goodwill amortization in the third quarter of 2001.

      Operating Income. Operating income was $125 million for the third quarter of 2002 compared to operating income of $81 million for the third quarter of 2001. To facilitate analysis of our operating income by product sector, we have excluded 2001 goodwill amortization of $9 million from the information presented below:

	Three Months
	Ended
	September 30,

Product Sector	2002	2001(a)

	(in millions)
Electronics & Mobile Communication Mobile MultiMedia	$(9)	$(10)
Other Electronics & Mobile Communication	89	73

Total Electronics & Mobile Communication	80	63
Safety, Thermal & Electrical Architecture	85	63
Dynamics & Propulsion	(20)	(21)
Other	(20)	(15)

Total operating income	$125	$90

(a)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the third quarter 2001 excludes goodwill amortization of $9 million with $1 million for Electronics & Mobile Communication, $3 million for Safety, Thermal & Electrical Architecture and $5 million for Dynamics & Propulsion.

      The increase in operating income from third quarter 2001 primarily reflects increased non-GM revenues, improved efficiencies resulting from the stabilization of customer build schedules, and savings realized from our restructuring plans, offset by lower pricing and increased pension, healthcare and wages. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income as we manage our currency exposures through hedging techniques, including derivative instruments. Our operating income was also impacted by a charge of $6 million related to the resolution of a Korean corporate reorganization of a customer/business partner. Our Dynamics & Propulsion Sector was positively impacted by a gain on the sale of a facility of $10 million, partially offset by mix of products sold. Our Safety, Thermal & Electrical Architecture Sector incurred approximately $7 million of employee separation costs. Mobile MultiMedia reported an operating loss of $9 million reflective of the ongoing high level of investment in engineering and research and development related to the start-up of this high-tech business.

      Taxes. Our effective tax rate was 36% for the three months ended September 30, 2002 and 2001.

      Net Income. Our net income was $54 million for the third quarter of 2002 as compared to net income of $26 million for the third quarter of 2001. Excluding goodwill amortization of $7 million after-tax, third quarter 2001 net income would have been $33 million.

      Earnings Per Share. Basic and diluted earnings per share was $0.10 for the third quarter of 2002 compared to basic and diluted earnings per share of $0.05 for the third quarter 2001. Excluding goodwill amortization of $7 million after-tax, third quarter 2001 basic and diluted earnings per share would have been $0.06.

          Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

      Net Sales. Consolidated net sales by product sector and in total for the nine months ended September 30, 2002 and 2001 were:

	Nine Months Ended
	September 30,

Product Sector	2002	2001

	(in millions)
Electronics & Mobile Communication Mobile MultiMedia	$241	$288
Other Electronics & Mobile Communication	3,516	3,346

Total Electronics & Mobile Communication	3,757	3,634
Safety, Thermal & Electrical Architecture	7,237	6,811
Dynamics & Propulsion	9,718	9,549
Other	(256)	(286)

Consolidated net sales	$20,456	$19,708

      Consolidated net sales for the first nine months of 2002 were $20.5 billion compared to $19.7 billion for the same period of 2001. Our non-GM sales increased by $697 million principally due to several previously announced customer programs which began ramping up to volume production levels and the acquisition of Delphi Mechatronic Systems at the end of the first quarter of 2001, partially offset by price decreases. Net sales to GM increased by $51 million, principally due to increased production volume in North America, partially offset by other major automotive markets which remained weak, mix of products sold and exited businesses. Additionally, net sales were favorably impacted by currency exchange rates, primarily the euro. As a percent of our net sales for the nine months ended September 30, 2002, our non-GM sales were 35%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $382 million, or 1.9% for the first nine months of 2002 compared to approximately $468 million or 2.1% for the comparable period of 2001.

      Gross Margin. Our gross margin was 12.4% for the first nine months of 2002 compared to gross margin of 11.4% for the comparable period of 2001. The improvement reflects savings realized from our restructuring plans, lower material costs and greater efficiencies resulting from stabilization of customer build schedules, partially offset by higher wages and increased U.S. pension and healthcare expenses. During the first quarter of 2002, we recorded a charge of $37 million related to our generator product line; this charge is explained below. Excluding this charge, our gross margin was 12.6%.

      Selling, General and Administrative. Selling, general and administrative expenses of $1.1 billion, 5.3% of total net sales for the first nine months of 2002, were consistent with $1.1 billion or 5.5% of total net sales for the first nine months of 2001.

      Depreciation and Amortization. Depreciation and amortization for the first nine months of 2002 was consistent with amounts for the comparable period of 2001, adjusted for the $63 million long-lived asset impairment charge included in depreciation and amortization in the first quarter of 2001, and $24 million of goodwill amortization in the first nine months of 2001.

      Restructuring. In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003.

      The first quarter 2002 restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted below for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-

U.S. locations. Employees at impacted locations were informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During the first nine months of 2002, we paid $146 million related to employee costs and $2 million related to exit costs. As of September 30, 2002, approximately 2,850 U.S. employees and 2,750 non-U.S. employees have been separated under the plans. We expect an additional 100 to 300 employees to separate during the fourth quarter, with the remainder during the first quarter in 2003. We began to realize savings related to the 2002 restructuring actions during the second half of 2002 with estimated ongoing savings expected to grow in early 2004 to more than $125 million (after-tax). These savings are expected to be realized as reductions to cost of sales and selling, general and administrative expenses. Absent a turnaround in global capital market conditions or abatement in healthcare cost increases, we currently expect that these savings will be partially offset by increased employee and retiree pension and healthcare costs as well as continued price pressures.

      The first quarter 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. We ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Total cash paid for the first quarter 2001 restructuring plan was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Statement of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      Approximately 17,040 positions have been eliminated under the 2001 and 2002 programs through September 30, 2002.

      Following is a summary of our restructuring actions (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First Quarter 2001 Restructuring Charge	$419	$73	$44	$536
Usage	(321)	(72)	(22)	(415)

Balance at December 31, 2001.	98	1	22	121

First Quarter usage	(84)	(1)	(22)	(107)
First Quarter adjustment due to change in estimate	(6)	—	—	(6)
Second Quarter usage	(8)	—	—	(8)

Balance at September 30, 2002	$—	$—	$—	$—

First Quarter 2002 Restructuring Charge	$191	$31	$9	$231
First Quarter usage	(60)	(31)	(2)	(93)
Second Quarter usage	(58)	—	—	(58)
Third Quarter usage	(28)	—	—	(28)

Total usage through September 30, 2002	(146)	(31)	(2)	(179)

Balance at September 30, 2002	$45	$—	$7	$52

      The net restructuring charge recorded in the first quarter of 2002 was $225 million, reflecting a provision of $231 million, and a reversal of the 2001 charge of $6 million. At September 30, 2002, total restructuring obligations were $52 million. In addition to the restructuring charge explained above, our Statement of Operations and Statement of Cash Flows include amounts related to our generator product line. While not recorded on the Restructuring line in the Statement of Operations, our plans for the generator product line include similar charges, as explained below. In total, the first quarter 2002 charges for restructuring and our generator product line decreased earnings by a net $262 million ($174 million after-tax), and used $165 million of cash flow during the first nine months of 2002.

      In July 2002, we began the process to wind down our generator product line. This process affects a number of parties, including our customers, employees and suppliers. Discussions with these affected parties have progressed materially and are expected to continue throughout 2002. We have notified our customers of the wind down and are supporting the customers in selection of replacement suppliers. We expect to see a meaningful decline in generator sales over the next twelve months. Advanced and development engineering for the generator product line has been suspended. Capital expenditures for the remainder of 2002 supporting the generator product line have been curtailed, and capital expenditures previously planned for 2003 have been eliminated.

      The total recorded loss associated with the wind down of this product line was $231 million ($149 million after-tax), of which $194 million ($125 million after-tax) was recorded in the fourth quarter of 2001 and $37 million ($24 million after-tax) was recorded in the first quarter of 2002. As a result of our decision to wind down this product line, we have reviewed our current estimates with respect to wind down related costs, including redundant work force costs and determined, based upon our current expectations, that our reserves for these items are adequate. These amounts are based upon our best estimates with respect to timing of the wind down process and ultimate resolution of contractually required payments. Due to the significance of the estimates involved, the final costs for the wind down of the product line could materially differ from the recorded amounts.

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

      We expect to pay $75 million of the $231 million total cost in cash, primarily for estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations. We have paid $17 million in the first nine months of 2002.

      Operating Income (Loss). Operating income was $475 million for the first nine months of 2002 compared to an operating loss of $(213) million for the first nine months of 2001. To facilitate analysis of our operating income by product sector, we have excluded the 2002 net restructuring and product line charges of $262 million, and 2001 charges of $536 million for restructuring actions, $63 million for asset impairments, and $24 million for goodwill amortization from the information presented below:

	Nine Months Ended
	September 30,

Product Sector	2002(a)	2001(b)(c)

	(in millions)
Electronics & Mobile Communication Mobile MultiMedia	$(19)	$(20)
Other Electronics & Mobile Communication	343	251

Total Electronics & Mobile Communication	324	231
Safety, Thermal & Electrical Architecture	407	243
Dynamics & Propulsion	66	5
Other	(60)	(69)

Total operating income	$737	$410

(a)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(b)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other.

(c)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and stopped amortization of purchased goodwill. Accordingly, the first nine months of 2001 excludes goodwill amortization of $24 million with $3 million for Electronics & Mobile Communication, $7 million for Safety, Thermal & Electrical Architecture, $12 million for Dynamics & Propulsion and $2 million for Other.

      The increase in operating income by sector from the first nine months of 2001 primarily reflects increased non-GM revenues, savings realized from our restructuring plans, material cost savings and improved efficiencies resulting from the stabilization of customer build schedules, offset by lower pricing and increased pension, healthcare and wages. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income as we manage our currency exposures through hedging techniques, including derivative instruments. Our operating income was also impacted by a charge of $6 million related to the resolution of a Korean corporate reorganization of a customer/ business partner. Our Dynamics & Propulsion Sector was positively impacted by a gain on the sale of a facility of $10 million, partially offset by mix of products sold. Our Safety, Thermal & Electrical Architecture Sector incurred approximately $7 million of employee separation costs. Mobile MultiMedia reported an operating loss of $19 million reflective of the ongoing high level of investment in engineering and research and development related to the start-up of this high-tech business.

      Taxes. Our effective tax rate for the first nine months of 2002 was 38% compared to 33% for the comparable period of 2001. These rates reflect our inability to fully tax effect the restructuring initiatives in certain jurisdictions. Our effective tax rate excluding the net restructuring and product line charges in 2002 and restructuring and impairment charges in 2001 was 36% for the nine months ended September 30, 2002 and 2001.

      Net Income (Loss). Our net income was $223 million for the first nine months of 2002 as compared to a net loss of $(239) million for the first nine months of 2001. Excluding the 2002 restructuring and generator product line charges of $174 million after-tax, net income would have been $397 million compared to net income of $184 million, which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax and goodwill amortization of $19 million after-tax.

      Earnings (Loss) Per Share. Basic and diluted earnings per share were $0.40 and $0.39, respectively, for the nine months of 2002 compared to basic and diluted loss per share of $(0.43), for the first nine months of 2001. Excluding the 2002 restructuring and generator product line charges of $174 million after-tax, basic and diluted earnings per share would have been $0.71 and $0.70, respectively, compared to basic and diluted earnings per share of $0.33, which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax and $19 million goodwill amortization after-tax.

Liquidity and Capital Resources

          Liquidity

      Our net liquidity, measured as cash and cash equivalents less total debt, was $(2.7) billion at September 30, 2002 compared to $(2.6) billion at December 31, 2001. The ratio of our total debt to total capital, which consists of total debt plus stockholders’ equity, was 59.5% at September 30, 2002 and 59.2% at December 31, 2001.

      During the first nine months of 2002, we made payments of $92 million related to employee costs and $22 million in other exit costs for the remainder of the 2001 restructuring charge. Of the $262 million net restructuring and generator product line charges in 2002 and the $194 million 2001 generator product line impairment charge, we expect to pay approximately $275 million in cash. During the nine months ended September 30, 2002, we paid $146 million related to employee costs, $2 million in other exit costs and $17 million related to our generator product line. We expect to pay up to an additional $40 million during the fourth quarter of 2002 and the remainder during 2003.

      Requirements for working capital, acquisitions, capital expenditures, pension funding, dividends, repayment of debt securities, separation related obligations and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our Credit Facilities described below, and other available financing sources as necessary.

          Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2003. As of September 30, 2002, there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $1.3 billion was outstanding as of September 30, 2002. Delphi also has approximately $140 million available under uncommitted lines of credit. As of September 30, 2002, there were no amounts outstanding under uncommitted lines of credit. At September 30, 2002, our total debt was $3.5 billion. We expect our total debt to approximate $3.4 billion or less at December 31, 2002.

      Delphi leases certain property, primarily land and buildings, under leases commonly known as synthetic operating leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties upon lease expiration. In aggregate, our purchase price, if we chose to exercise such options, approximates $137 million. These leases also require us to guarantee a minimum value of $121 million upon expiration of the leases. At September 30, 2002, the fair value of these properties in the aggregate exceeds the minimum value guaranteed. On October 2, 2002, we entered into a new synthetic operating lease for two buildings. This lease replaced an existing synthetic lease and is being accounted for as an operating lease.

      We have guaranteed the borrowings of one venture for approximately $15 million. We have no other financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations nor have we guaranteed such items) to or on behalf of entities that are excluded from our consolidated financial statements. As of September 30, 2002, there have been no material changes to our unsecured debt and leasing arrangements as described in our Annual Report on Form 10-K for the year ended December 31, 2001. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.

      Delphi currently has a credit rating of BBB/Baa2 with a stable outlook, which was reviewed by the rating agencies in July 2002. Although not currently anticipated, if we were downgraded to BBB- or Baa3, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may increase. Although in these circumstances our access to the commercial paper market likely would be limited, we believe our outstanding commercial paper could be refinanced using a combination of funding available from our uncommitted lines of credit, term debt, customer receivable based financing, such as factoring, or the $3.0 billion Credit Facilities described above. We believe that our receivables are of a quality that would allow access to this market. Our Credit Facilities also contain certain affirmative and negative covenants including, among others, requirements for certain leverage and indebtedness ratios. In addition, certain of our lease facilities contain cross-default provisions to our Credit Facilities. We were in compliance with all such covenants as of September 30, 2002.

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.7 billion for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $0.9 billion for the nine months ended September 30, 2001. Cash provided by operating activities in the first nine months of 2002 was impacted by a $400 million voluntary contribution in the second quarter to our U.S. hourly pension plan and a $143 million payment in the second quarter to GM for previously recorded separation related obligations for other postretirement benefits. The payment to GM represented the final payment required to settle our separation related obligations. Cash provided by operating activities in the first nine months of 2001 resulted from improved working capital management partially offset by a $175 million payment to GM in the second quarter for previously recorded separation related obligations for pension and other postretirement benefits.

      Investing Activities. Cash flows used in investing activities totaled $0.7 billion and $1.1 billion for the nine months ended September 30, 2002 and 2001, respectively. The use of cash in the first nine months of 2002 reflects capital expenditures related to ongoing operations. The use of cash in the first nine months of 2001 reflects the acquisition of Delphi Mechatronic Systems and Delphi Connection Systems-Specialty Electronics for approximately $0.3 billion, as well as capital expenditures related to ongoing operations.

      Financing Activities. Net cash (used in) provided by financing activities was $(37) million and $213 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in financing activities during the first nine months of 2002 reflected dividend payments and treasury stock purchases, offset by increased short-term borrowing. Cash provided by financing activities during the first nine months of 2001 represented the net proceeds from a $500 million public debt offering partially offset by repayments of our uncommitted lines of credit and commercial paper and dividend payments.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 4, 2002, which was paid on October 15, 2002 to holders of record on September 16, 2002. The dividend declared on June 27, 2002 was paid on August 5, 2002.

Outlook

      General. Our non-GM revenue grew by 11% during the first nine months of 2002, and represents 35% of our sales, up from 32% in the same period last year. According to Automotive News, automotive production in North America in the first nine months of 2002 was 7% higher than the same period of the prior year. Production schedules for our largest customer in North America, our largest market, were approximately 10% higher in the first nine months of 2002 than in the comparable period in 2001 in part reflecting the financial impact of heavy incentive activity. However, other major automotive markets remained weak. Based on preliminary fourth quarter schedules it appears our North American production schedules will remain firm, however, we are cautious that this stability could be impacted by weakening vehicle retail sales and will be somewhat offset by continued softness in other major automotive markets.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions and wages in non-U.S. locations. As previously announced, we are in the process of winding down our generators product line. We expect to see a meaningful decline in generator sales over the next twelve months. Advanced and development engineering for the generator product line has been suspended. Capital expenditures for the remainder of 2002 supporting the generator product line have been curtailed, and capital expenditures previously planned for 2003 have been eliminated. As for our instrumentation product line, our mainline strategy for the business is to sharpen the focus of the business in order to achieve suitable financial mileposts. In parallel, we continue negotiations with several bidders to sell the business. Any sale must be equal or better than our next best alternative. We intend that these actions will continue to reduce our manufacturing and selling, general and administrative costs, but cannot assure you that such actions will be effective or sufficient to offset the impact of adverse market conditions.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 65% of our net sales for the first nine months of 2002. Our sales to GM have declined since our separation from GM in 1999; principally reflecting the impact of customer driven price reductions and the elimination of non-profitable businesses as well as GM’s diversification of its supply base and recent changes in our vehicle content and the product mix supplied to them. We also continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors we expect our sales to GM to further decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline. In connection with our separation from GM in 1999, we entered into a supply agreement with GM affording us limited bidding rights on new GM products for a period of three years. Through December 31, 2001, we generally had the ability to secure under competitive purchase order terms the first replacement cycle of all product programs in the United States and Canada, which we were providing to GM as of January 1, 1999, and certain other product programs. Consistent with GM’s contracts with other suppliers, the supply agreement provided GM the right to re-source business existing at January 1, 1999 if we were not competitive in terms of quality, service, design and technology. This “right of last refusal” under the supply agreement expired on January 1, 2002. Accordingly, we now bid for GM’s business on the same basis as our competitors. To compete effectively with these competitors, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. For these reasons we cannot provide any assurance as to the amount of our future business with GM; however, our win rate for defending GM business remains in excess of 80% during 2002. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share.

      We believe the GM contenting risk is manageable and believe the 2002 impact has been limited to selected products, principally, premium audio, anti-lock brakes, side-impact air bag sensors, and premium steering systems. We continue to project our sales beyond 2002 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales flat to slightly decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot assure you that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

      U.S. Pension Plans. Delphi sponsors defined benefit pension plans covering certain hourly and salary employees in the U.S. On January 1, 2002, the projected benefit obligations (calculated using a 7.25% discount rate) exceeded the market value of plan assets by $2.4 billion. In May 2002, we made a $0.4 billion voluntary pension contribution, however, this contribution has been offset by negative 2002 returns for Delphi’s pension asset portfolio. If asset returns are negative 10% through December 31, 2002, and all other actuarial assumptions are met, we expect the underfunded status at December 31, 2002 to be approximately $3.5 billion (assuming a 7.25% discount rate). Under existing SFAS No. 87 “Employers’ Accounting for Pensions” rules, Delphi is required annually on December 31 to mark the gross pension liabilities and assets to market value. Although this mark-to-market adjustment is required, Delphi maintains a long-term outlook for developing a pension-funding plan. In addition, we are in a period of very low interest rates, which results in a higher liability estimate. Assuming the negative 10% rate of return on our assets for 2002 and interest rates increased to a historical 15-year average range of 7.75% to 8%, Delphi’s underfunded status at December 31, 2002 would decrease to $3.0 billion. Investment returns during 2002 will have no effect on 2002 pension expense. If current market conditions remain at year-end, then Delphi’s 2003 pension expense would increase approximately $0.2 billion compared to 2002.

      While the interest rate and asset return environment has significantly impacted the funded status of our plans, Delphi does not expect to have minimum funding requirements, as set forth in employee benefit and tax laws, before 2004. Notwithstanding this fact, Delphi expects to make a voluntary contribution of $0.4 billion in 2003. While contributions subsequent to 2003 are dependent on asset returns and a number of other factors, based upon current market conditions, if we made no contributions in 2003 we would be required by employee benefit and tax laws to make contributions of approximately $1.0 billion in 2004 and 2005.

Environmental Matters

      Delphi is subject to complex laws governing the protection of the environment and requiring investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been discovered. In addition, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. In September 2002, Delphi and other PRPs entered into a Consent Order with the EPA to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. We have reserved approximately $1 million for our share of the expected investigation costs. Although we believe that these reserves are adequate, because the scope of the investigation is still being determined, we cannot assure you that our share of the investigative costs and ultimate cost, if any, to remediate the site will not exceed the amount of these reserves. We may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. We cannot assure you that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires recognition of a liability for any legal obligation associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Delphi for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement covers costs, including certain types of employee severance, associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. The statement is to be applied prospectively for such activities started after December 31, 2002. The adoption of this statement will not have a material effect on our results of operations or financial position.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, earnings, cash flow or debt level expectations, savings expected as a result of global restructurings or other initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s views and assumptions; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Principal important factors, risks and uncertainties which may cause actual results to differ from those expressed in forward-looking statements set forth in this Quarterly Report on Form 10-Q include: our ability to increase non-GM sales and achieve the labor advantages expected from our separation from GM; our ability to retain GM business; potential increases in our warranty costs; our ability to successfully implement our global restructuring plans, including our planned 2002 portfolio restructuring; our ability to successfully implement our new markets initiative and achieve the benefits anticipated by such strategy; our ability to wind down our generator business and to fix, sell or wind down our instrumentation business and, where applicable, to make satisfactory arrangements with respect to antitrust matters, the labor force, customers of such businesses and other matters; changes in economic conditions, currency exchange rates or political environment in the markets in which we operate; the impact of possible terrorist attacks which could exacerbate other risks to our business such as incremental costs, slowed production or interruptions in the transportation system; financial or market declines of our customers or significant business partners; labor disruptions or material shortages; the level of competition in the markets in which we operate; the cyclical nature of the automotive industry, including significant downturns in the vehicle production rate or changes in the product mix; costs relating to legal and administrative proceedings; changes in laws or regulations affecting our business; our ability to realize cost savings expected to offset price reductions; our ability to make pension and other postretirement payments, which will increase with adverse market conditions, at required levels anticipated by management; our ability to successfully exit non-performing businesses and absorb contingent liabilities related to divestitures and facility closures; our ability to complete and integrate acquisitions; changes in technology and technological risks; our ability to protect and assert patent and other intellectual property rights; our ability to provide high quality products at competitive prices, to develop new products to meet changing consumer preferences and to meet changing vehicle manufacturers’ supply requirements on a timely, cost effective basis; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

      At the beginning of the third quarter, in response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented minor changes, primarily to formalize and document the already robust procedures in place. We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our disclosure committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on October 11, 2002, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

      We presented the results of our most recent evaluation to our independent auditors, Deloitte and Touche LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are adequate to insure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(c)	Press Release dated October 16, 2002 regarding quarterly earnings.

(b) REPORTS ON FORM 8-K

      During the quarter for which this report is filed, Delphi filed the following reports on Form 8-K:

July 24, 2002, Form 8-K reporting under “Item 5. Other Events” the filing of charts to be used by members of management in meetings with investors.

July 30, 2002, Form 8-K reporting under “Item 9. Regulation FD Disclosure” filing of information relating to Delphi Chief Executive Officer and Chief Financial Officer statements under oath pursuant of Commission Order No. 4-460.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

October 16, 2002	/s/ JOHN D. SHEEHAN ----------------------------------------------------- John D. Sheehan, Chief Accounting Officer and Controller

CERTIFICATIONS

Certification of Principal Executive Officer

I, J. T. Battenberg III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 16, 2002	/s/ J. T. BATTENBERG III ----------------------------------------------------- J. T. Battenberg III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Certification of Principal Financial Officer

I, Alan S. Dawes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 16, 2002	/s/ ALAN S. DAWES ----------------------------------------------------- Alan S. Dawes Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(c)	Press Release dated October 16, 2002 regarding quarterly earnings.