Form 10-K
period 2002-12-31
DELPHI CORP
filed 2003-02-18
CIK 1072342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐.

     As of June 30, 2002, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $7.4 billion. The closing price of the Common Stock on June 30, 2002 as reported on the New York Stock Exchange was $13.20 per share. As of June 30, 2002, the number of shares outstanding of the registrant’s Common Stock was 559,475,124 shares.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2003 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2002, are incorporated by reference into Part III, Items 10-13.

Website Access to Company’s Reports

     Delphi’s internet website address is www.delphi.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

DELPHI CORPORATION

PART I

DELPHI CORPORATION

ITEM 1. BUSINESS

      Overview. Delphi Corporation (“Delphi”) is a leading global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In December 2001, our outlook for 2002 was sales of $25.9 billion and net income, excluding any restructuring or product line charges, of $275 million. Our actual 2002 results exceeded our outlook, as 2002 net sales were $27.4 billion, with $9.6 billion or 35% of sales to non-GM customers, up 13% from 2001. Our GM sales in 2002 were $17.9 billion and were stable with last year. Net income for 2002, excluding net restructuring and product line charges of $262 million ($174 million after-tax) was $517 million. Our results for 2002 benefited from stable production in the U.S. automotive market, steady growth in our non-GM business, and savings related to ongoing restructuring and cost containment.

      We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. Through December 31, 2002, we operated our business along three major product sectors, which work closely together to coordinate product development and marketing efforts. Our three product sectors were: Electronics & Mobile Communication, which included our automotive electronics and audio and communication systems; Safety, Thermal & Electrical Architecture, which included our safety and interior systems, thermal systems, electrical power and signal distribution systems; and Dynamics & Propulsion, which included our engine and emission management systems, energy systems, and vehicle dynamic systems, including braking, steering, and ride control. See Note 13 to our consolidated financial statements included elsewhere in this report for additional product sector and geographical information. Effective January 1, 2003, we realigned our management structure and financial reporting. The realignment and the resultant assignment of new responsibilities to certain of Delphi’s senior leadership was done to strengthen the Company’s focus on customer relationships and growth, accelerate lean transformation across key business processes and place more emphasis on initiatives to resolve under-performing assets in our portfolios. Beginning January 1, 2003, the Company has three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion & Thermal Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems product lines.

•	Electrical, Electronics, Safety & Interior Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group is comprised of product lines and plant sites that do not meet our targets for net income or other financial metrics. This will further enable consistent and targeted management focus on finding solutions to these businesses.

      The realignment is designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans. The realignment is further described in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and Note 13 to our consolidated financial statements.

Industry

      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that several key trends have been reshaping the automotive parts industry over the past several years:

      Increasing Electronic and Technological Content. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options as well as increasingly stringent regulatory standards for automotive fuel efficiency, emissions and safety. Electronics integration, which generally refers to products that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, allows VMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. The technology content of vehicles is also increasing as consumers demand greater safety, entertainment, productivity and convenience while driving. The technology that offers mobile voice and data communication such as that used in our mobile electronics products coupled with global positioning sensors and in-vehicle entertainment is making steady inroads into the transportation industry.

      Global Capabilities of Suppliers. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms such as “world cars,” which typically are designed in one location but produced and sold in many different geographic markets around the world. Broader global markets for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations have driven suppliers to establish capabilities within the major regions, as they follow their customers.

      Optimizing Supply Chain Value Stream. In order to continue to respond to increasingly competitive market pricing dynamics, suppliers are establishing comprehensive plans to remove waste from the enterprise value stream. This includes optimizing the flow of information between the VM, the Tier 1 supplier (a supplier which sells directly to a VM), and other tiers of the supply chain. Value stream efficiencies are also increasingly being achieved through earlier collaboration between VMs and suppliers in the advanced product design, engineering and manufacturing phases of the product delivery cycle. Additional benefits are also being realized due to greater collaboration between Tier 1 and lower tier suppliers on product design, material selection, manufacturing, processing, and product packaging. Many of these efficiencies are enabled by internet based supply chain management tools, computerized modeling and computerized product design software tools.

      Increased Emphasis on Systems and Modules Sourcing. To simplify the vehicle design and assembly processes and reduce their costs, VMs increasingly look to their suppliers to provide fully engineered systems and pre-assembled combinations of components rather than individual components. By offering sophisticated systems and modules rather than individual components, Tier 1 suppliers such as Delphi have assumed many of the design, engineering, research and development and assembly functions traditionally performed by VMs. In addition, suppliers often manufacture and ship components to the general location of a VMs assembly line and then provide local assembly of systems and modules.

      Ongoing Industry Consolidation. The trend in consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are experiencing rapid consolidation which impacts customer/ supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms.

      Shorter Product Development Cycles. Suppliers are under pressure from VMs to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. For example, vehicle demand in North America has shifted from cars to light trucks and vans over the last several years, and, more recently, crossover and hybrid vehicles are being introduced into the market. These trends will require suppliers to modify their operations to focus on parts for these vehicles. In developing countries, broad economic improvements continue to be made, increasing the demand for smaller, less expensive vehicles that satisfy basic transportation needs. In addition, increasingly stringent government regulations regarding vehicle safety and environmental standards are accelerating new product development cycles.

Research and Development

      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2002, we employed more than 16,000 engineers, scientists and technicians around the world with over one-third focused on electronic and high technology products, including software algorithm development. We introduced 184 new products and processes in 2002, which is a 46% increase over 2001. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market.

      We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products. Thus, even facing a downturn in revenues we have aggressively managed costs in other portions of our business in order to maintain our total expenditures for research and development activities (including engineering) at approximately $1.7 billion for each of the years ended December 31, 2002, 2001 and 2000.

Intellectual Property

      We have generated a large number of patents in the operation of our business. At present, we own full or partial interest in more than 5,700 patents and 7,500 patent applications worldwide. This portfolio has continued to grow as we actively pursue additional technological innovation. While we believe that these patents and patent applications are, in the aggregate, important to the conduct of our business, none is individually considered material to our business. Similarly, while our trademarks are important to identify Delphi’s position in the industry, and we have obtained certain licenses to use intellectual property owned by others, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries. This leveraging activity is expected to further enhance the value of our intellectual property portfolio.

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

      During 2002, our product offerings were organized in three product sectors: Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. To our knowledge, no other Tier 1 supplier competes across the full range of our product areas within the automotive industry and other transportation markets. Our product sector offerings and principal competitors are summarized below:

      Electronics & Mobile Communication. Our Electronics & Mobile Communication product sector accounted for $4.4 billion of our 2002 sales (16.1% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics products. The sector also offers a wide variety of audio and communication systems for vehicles. The automotive electronics capabilities of this sector are utilized in connection with some of the product offerings of our two other product sectors to produce systems, subsystems and modules designed to enhance vehicle safety, comfort, security and efficiency. Our principal competitors in the Electronics & Mobile Communication product sector include the following: Robert Bosch

GmbH, Denso Inc., Motorola, Inc., Siemens AG, and Visteon Corporation. Our principal Electronics & Mobile Communication product lines include the following:

Product Line	Description

Audio Systems	A complete range of advanced audio components from AM/ FM and satellite reception systems for vehicles and home use, to custom-equalized acoustic systems like Monsoon® premium radio. Audio systems provide a variety of playback formats including CD, cassette, DVD, multi-disc and dual play. Delphi provides fully integrated audio systems tailored to the requirements of specific customers.

COMMUNIPORT® Mobile MultiMedia Systems	COMMUNIPORT® systems meet the growing market demand for mobile connectivity, entertainment and information. The mobile multimedia systems integrate audio, digital, video display, voice recognition, text-to-text speech technology and wireless systems within the vehicle. Products feature advanced functions such as GPS navigation, MP-3 playback, satellite radio programming, rear-seat entertainment systems and in-car integrated vehicle communication systems.

Powertrain and Engine Control Modules	Diesel and gasoline engine and powertrain control modules incorporate state- of-the-art computer technology to determine engine and transmission performance and enable real-time adjustment of fuel, air, and spark to help optimize vehicle performance.

Sensors and Actuators	INTELLEK® smart sensors integrate sensors and integrated circuits with bus interfaces providing component building blocks for an advanced digital control system. Applications include accelerometers, crash sensors, angular rate sensors and pressure sensors for integrated safety and other systems.

Body and Security Systems	Sophisticated security system electronics designed to protect the vehicle, its owner and its contents. Products include body electronics, remote keyless entry, vehicle immobilization systems, security alarms, ultrasonic interior protection, glass breakage sensors and vehicle inclination sensors.

Safety Systems Electronics	Delphi’s RECOGNITIONTM family of safety sensors include passenger detection systems, advanced safety electronic sensors capable of sensing crash severity and passenger occupant size for appropriate deployment of vehicle occupant restraint devices and to help customers comply with Federal Motor Vehicle Safety Standard (FMVSS208). Advanced electronic sensors are included in occupant safety systems.

Instrumentation	The business provides instrument clusters and other vehicle instrumentation to the global automotive industry. Instrumentation products include clusters, Head-up Display, trip computers and displays. Instrument clusters from Delphi offer a combination of style, convenience and safety that are designed for today’s vehicle.

Reception Systems	Antenna systems for vehicle entertainment, communication, and information system solutions. Integrated into the vehicle for maximum performance and design flexibility. Delphi’s advanced reception systems offer exceptional reception while enhancing vehicle styling.

Product Line	Description

Warning Systems	Obstacle detection systems that both alert drivers to obstacles within its detection zone and communicate to the driver when intervention is necessary and provide a more convenient enhanced driving experience. FOREWARN® adaptive cruise control detects vehicles ahead of the driver and uses throttle control and limited braking to maintain a preset distance between vehicles. FOREWARN® back-up aid provides all the features of parking aids plus increased coverage zone to provide earlier warning and increased reaction time.

      Safety, Thermal & Electrical Architecture. Our Safety, Thermal & Electrical Architecture product sector accounted for $9.3 billion of our 2002 sales (34.1% excluding inter-sector sales). This sector offers a wide range of products relating to vehicle safety systems as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. The sector also offers thermal products, including powertrain cooling systems and climate control systems that meet global mandates for alternative refrigerant capabilities and is a global leader in the production of connectors, wiring harnesses, switches and sensors for electrical power and signal distribution. Our principal competitors in the Safety, Thermal & Electrical Architecture product sector include the following: Autoliv Inc., Denso Inc., TRW Automotive, Valeo SA, Visteon Corporation and Yazaki Corp. Our principal Safety, Thermal & Electrical Architecture product lines include the following:

Product Line	Description

Connection Systems	Connection systems are the linking technology to physically integrate wiring, flexible circuits, switches, electronic products and devices for complete electrical/electronic distribution systems. As one of the leading global connection systems suppliers, we provide comprehensive product solutions to complex customer needs.

Mechatronic Systems	Delphi Mechatronic Systems offers a variety of TALC (touch, appearance, lighting, color) switches, hidden switches and mechatronic products. Delphi’s expertise in mechanical and electronic features and functions enables the integration of these technologies into centralized mechatronic modules. These modular systems can meet customer packaging, styling, performance and ergonomic requirements while providing improved reliability and greater ease of assembly.

Sensors	INTELLEK® sensors measure variables such as temperature, air quality, humidity, wheel speed and cam position and provide input to the vehicle’s computer control system. Applications include automatic control of passenger comfort systems such as air conditioning to improve occupant comfort.

Electrical Centers	Electrical centers reduce the complexity of a vehicle’s electrical/electronic distribution system, and provide a convenient centralized location for fuses, relays and other electrical/electronic devices. The integral design can eliminate a significant number of wires, connectors and splices from the rest of the vehicle, reducing weight, improving reliability and simplifying the system. Electrical centers can utilize Delphi’s patented routed wire, printed circuit board or stamped metal technologies. They can also accommodate plug-in modules or integrated electronics.

Product Line	Description

Fiber Optic Data Communications	Fiber optic systems transmit information and data throughout the vehicle for signaling and communication. This optical fiber technology is engineered to support large and rapid data transmission requirements such as mobile multimedia applications. These innovations accommodate large bandwidth, provide electromagnetic compatibility, reduce weight and provide speed, signal clarity and cost improvements over copper wire-based technologies.

Electrical/ Electronic Distribution Systems	Electrical/electronic distribution systems provide circuit protection and interconnectivity of electrical power and data signals between components and devices. Systems consist of wiring assemblies, flat wire, electrical centers, fiber optics and ignition systems. Wiring assemblies are the combination of round wire, flat wire, ultra thin wall cable and connections systems into complete systems for the distribution of power and signal throughout a vehicle. Flat wire provides a low profile, flexible option to round cable and can be designed with or without printed circuits. Flat wire reduces bulk, can incorporate electronics eliminating the need for separate electronic control devices, enhances interior design control and can provide greater reliability. Optical fiber technology is engineered to support large and rapid data transmission requirements such as mobile multimedia applications.

Modular Products	A vehicle module unifies several systems and subsystems into one simple-to-install piece for the manufacturer. An example of a modular product is a cockpit module which includes an instrument panel, instrumentation, a cross-car structure, a steering column, cooling and heating systems, occupant protection systems, audio, lighting, electrical systems and electronics. These systems and components can also be functionally integrated to further enhance efficiencies.

Heating, Ventilation and Air Conditioning (HVAC) Modules	A climate control subsystem regulating the flow, temperature and humidity of the air in the vehicle cabin. Modules include high efficiency, compact and lightweight evaporators, heater cores and blower motor assemblies.

Powertrain Cooling Systems	A system created to optimize powertrain cooling for various driving conditions which supports increased fuel economy and emissions control. Systems include low mass, highly efficient radiators, oil coolers, condensers and under-hood cooling fan assemblies.

Front End Modules	An integrated front-end thermal management module features a single-part concept including condensers, radiators and fans, plus other front-end components such as windshield fluid and coolant reservoirs, wiring, horns and sensors. The modular approach results in reduced product weight and size and higher system performance at lower cost.

Climate Control Systems	A heating and cooling system formulated to provide occupant comfort and convenience while enhancing vehicle performance. Systems include HVAC modules, fixed and variable-displacement compressors, electronic temperature and pressure sensors, condensers, heater cores, evaporators and control heads. Includes dual climate control zones for independent passenger and driver settings as well as voice activated climate control mechanisms.

Product Line	Description

Thermal Management Systems	A complete system designed to optimize total vehicle thermal management functions including passenger comfort and powertrain cooling. These systems provide energy efficient solutions, help reduce emissions, and maintain passenger comfort and convenience while lowering total systems cost, improving quality and simplifying assembly.

Safety/ Airbag Systems	A wide range of innovative airbag systems and modules and adaptive restraint technologies including driver, passenger, side curtain and head/torso airbag systems, as well as adaptive knee bolsters, variable output airbag modules and adaptive seat belt systems.

Door Modules	An integrated door system that combines door hardware with subsystems for HVAC, electronics, occupant protection, security, electrical and interior trim. This modular approach helps reduce part count, simplify assembly, and lower total systems cost.

Power Products	Delphi has been the market leader in power products for the past seven years. These convenience systems simplify access to the vehicle. They include power sliding doors, power liftgates, power trunk lids, etc. Delphi has electronic and mechanical systems capabilities to fulfill comprehensive systems requirements.

Interior Systems	Instrument panels, floor consoles and associated components with a wide range of material and finish options including injection-molded to color, painted, thermoplastic polyolefin vacuum-formed, and cast skin. Available hidden airbag doors offer styling flexibility. Molded structural beams are available to enhance integration capabilities for modular cockpit systems.

      Dynamics & Propulsion. Our Dynamics & Propulsion product sector accounted for $11.8 billion of our 2002 sales (42.9% excluding inter-sector sales). This sector offers a wide range of electronic energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. The sector also offers all major electronic chassis control systems — steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the wind down of our generator business. Our principal competitors in the Dynamics & Propulsion product sector include the following: Robert Bosch GmbH, NSK Ltd., Siemens AG, Continental Teves, TRW Automotive, and Visteon Corporation. Our principal Dynamics & Propulsion product lines include the following:

Product Line	Description

Gasoline Engine Management Systems	Gasoline systems electronically optimize gasoline engine performance through controlling air/fuel mixture, combustion and exhaust. Systems assist in reducing emissions and improving fuel economy.

Product Line	Description

Diesel Engine Management Systems	Diesel systems (EMS) electronically optimize diesel engine performance through controlling air/fuel mixture, combustion and exhaust. Diesel EMS assist in reducing emissions and improving fuel economy. Products include the Delphi Diesel Common Rail system (DCR), a fuel injection system capable of operating at the high pressures, and with the fueling flexibility required to achieve ultra low emissions challenges and low noise demands. DCR is a compact modular system, easily adapted to different engine types, with full electronic control and interface with other vehicle functions.

Sensors and Actuators	INTELLEK® sensors, actuators, and modules provide essential data and control for integrated vehicle systems. Examples of sensor applications include monitoring speed, position, temperature, and pressure. Actuators control mechanical movement and the flow of fluids within the vehicle for chassis, engine and emission applications.

Air/ Fuel Management	An engine management subsystem that delivers a precise mixture of air and fuel to the combustion chamber and balances cylinder air flow to reduce emissions and improve fuel economy.

Emission Control	Systems that help greatly reduce exhaust gas emissions such as harmful chemical compounds through catalytic reaction of contaminants in the catalytic converter.

Batteries/ Energy Storage	The principal source of electrical power storage in the vehicle. The Delphi FREEDOM(R) battery can incorporate integrated electronics that enable starting power protection, enhanced theft protection and extended storage features.

Valve Train Systems	Valve train systems manage engine valve timing and performance in order to help improve fuel economy, reduce emissions, and increase torque and power.

Ignition Products	Ignition products provide spark energy for combustion initiation of the air/fuel mixture and are designed to withstand harsh environments. These products return diagnostic data to the engine management system for optimum performance improving fuel economy and reducing emissions. Products include ignition cables, terminals and insulators for connections to spark plugs, distributors and coils. Products can be designed for use in conventional systems, as well as coil-near-plug and coil-at-plug systems.

Fuel Handling	Fuel handling systems manage pressure and flow to deliver optimum fuel quantity to a vehicle’s engine and aid in controlling evaporative emissions.

ENERGENTM Hybrids	A family of hybrid and fuel cell energy management systems that enable hybrid optimization of internal combustion engines coupled with electric power for improved emission and performance of a vehicle. Applications include stop-start functionality in small vehicles resulting in increased fuel economy, lower emissions and reduced noise in city driving.

Product Line	Description

Generators	A generator, both air-cooled and liquid-cooled, is the principal electrical power generation source in the vehicle. Delphi’s liquid-cooled generators provide superior output performance, while conforming to small packaging size and weight requirements. The wind down of this product line began in July 2002, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

TRAXXARTM Vehicle Stability Control	A vehicle stability enhancement system that integrates antilock braking, traction control, and throttle control. The integration of these systems, through advanced sensor and control technologies, yields improved stability and directional control of a vehicle in a variety of driving conditions.

MAGNERIDETM Ride & Handling System	A controlled suspension system that electronically adjusts magnetically controlled damping fluid to deliver exceptional ride and handling. This technology increases wheel contact with the road and reduces wheel bounce providing improved handling and a more comfortable ride. With no moving parts, MAGNERIDETM offers enhanced operation in contrast to valve-based systems.

Dynamic Body Control	This system automatically changes the vehicle’s suspension dynamics to help stabilize the vehicle and improve handling and stability at highway speeds and during heavy cornering. The active and semi-active roll control systems also offer the ability to improve off-road performance for SUVs and light duty trucks.

Suspension and Brake Components	A portfolio of components including calipers, rotors, drums, master cylinders, boosters, drum brake assemblies, shock absorbers, friction materials, struts, airlift dampers, leveling height sensors, controlled braking and controlled suspension.

QUADRASTEERTM — Four Wheel Steering	QUADRASTEERTM combines conventional front-wheel steering with an electrically powered rear-wheel steering system. Based on vehicle speed and handwheel position, QUADRASTEERTM uses electronics and sensors to control the direction of the rear wheels for long wheelbase vehicles. Using four wheels to steer provides increased high-speed stability and trailering capability, as well as a shorter turning radius for maneuverability comparable to a compact car.

E-STEERTM — Electric Power Steering	A fully electric, high-efficiency power steering system. By eliminating the need for a power steering pump, hoses, hydraulic fluid and belt and pulley on the engine, this high performance system improves fuel economy, acceleration, safety and is more environmentally friendly.

MAGNASTEERTM — Magnetic Assist Steering	A magnetic assist steering system that combines conventional hydraulics with patented Delphi electro-magnetic control technology. This technology provides the widest range of steering effort variation and turnability, which can be easily reconfigured to meet specific vehicle steering feel and handling needs.

Product Line	Description

Columns	Delphi’s portfolio of steering systems includes the most comprehensive line of steering columns in the industry. Delphi, a global leader in steering column volume and market share, developed the very first energy-absorbing steering column in the industry. Today, every Delphi column acts as part of an integrated system for occupant protection building on Delphi’s reputation for excellence in enhancing vehicle crashworthiness and superior occupant protection.

Other Steering Components	Delphi’s complete line of lightweight steering components includes power steering pumps, rack and pinion, and integral gears. These products offer mass reduction and improved fuel economy advantages.

Driveline Systems	A halfshaft transmits the power of the vehicle’s engine to the wheels. Delphi’s integrated halfshaft designs are provided in a wide variety of joint sizes and are custom engineered for each vehicle application supporting a full range of vehicles from mini-compact to full-size vehicles.

Advanced Composites	Composites are a combination of two or more materials differing in form or composition. Advantages of utilizing composites over traditional metal include: increased strength and stiffness, weight savings, corrosion resistance and improved NVH and integrity. Delphi has partnered with Hendrickson International on a composite bumper program for commercial vehicles.

      Delphi Product & Service Solutions. Our Product & Service Solutions group accounted for $1.9 billion of our 2002 sales (6.9% of sales). The following product and service solutions are also provided to the aftermarket:

Vehicle Electronics	Delphi is uniquely positioned to meet the aftermarket’s needs as vehicles continue to become more complex and vehicle electronics content increases. Products include sensors, electric fuel pumps, fuel injectors, modular reservoir assemblies, and oxygen sensors.

Batteries	Delphi offers a complete line Delphi FREEDOM® branded batteries for automotive, heavy-duty, marine, motorcycle and lawn and garden applications.

Thermal	Delphi also has a wide range of climate control products designed to VM specifications including compressors, condensers, heater cores, evaporators, accumulators and receiver / dehydrators. Delphi also offers powertrain-cooling products including radiators and oil coolers.

Diesel	Delphi’s diesel product line up includes diesel nozzles and injectors, pumps, electronic unit injectors and common rail products. Delphi also provides advanced diagnostic equipment for diesel repair specialists, including the Diamond interface and the Laser 2000. Delphi has approximately 3,000 Delphi diesel service outlets. By 2004 approximately 400 outlets are expected to become common rail distributors with diagnostic and removal/fit capabilities.

Undercar	Delphi’s undercar products include brakes, clutches, ride control products and a steering product line available in selected regions.

Service	Delphi’s new DS800TM solution provides a wireless network for technicians and service personnel to remotely access diagnostic information, technical data and training at the vehicle on a just-in-time basis. Delphi offers a variety of product support services, marketed under TechSource, including a toll-free technical support and assistance for all Delphi components, access to Delphi Tech Tips, service bulletins and other service information.

Consumer Electronics	Delphi’s consumer electronics products are designed to meet the growing need for entertainment, security and safety, and comfort and convenience in the vehicle. Products include Delphi XM SKYFiTM Satellite Radio with home and vehicle adapter kits and portable audio system, rear seat entertainment, surround sound amps and a full line of speakers.

Customers

      We primarily sell our products and services to the major global VMs. While our business with customers other than GM has increased since our separation from GM in 1999 (the “Separation”), and we expect such business to continue to increase over time, we also expect that GM will remain our largest customer for a significant period of time due to the long-term nature of sales contracts in our industry and our strong customer-supplier relationship with GM. Our sales to GM have declined since the Separation; principally reflecting the impact of customer trends, the exit of some businesses, as well as GM’s diversification of its supply base and changes in our vehicle content and the product mix supplied to them. Due to the higher production levels in 2002 compared to 2001, our GM sales in 2002 were stable compared to 2001. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. We continue to project our sales beyond 2002 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the United States, Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service and Parts Operations (“GM-SPO”). The following table shows from where our total net sales were derived for each of the last three years.

	Total Net Sales
	Year Ended December 31,

	2002		2001		2000

Customer	$	%	$	%	$	%

	(dollars in millions)

GM-North America	$15,274	55.7%	$14,612	56.0%	$17,264	59.2%

GM-International	1,452	5.3%	1,726	6.6	1,918	6.6

GM-SPO	1,136	4.1%	1,286	5.0	1,483	5.1

Total GM	17,862	65.1%	17,624	67.6	20,665	70.9

Other customers	9,565	34.9%	8,464	32.4	8,474	29.1

Total net sales	$27,427	100.0%	$26,088	100.0%	$29,139	100.0%

      Included in sales to other customers in the foregoing table are sales to each of the major global VMs other than GM. Our sales to five of these other major global VMs have exceeded or approached $500 million in 2002, including DaimlerChrysler Corporation, Ford Motor Company, PSA Peugeot Citroen, Renault/ Nissan Motor Company, Ltd and Toyota Motor Corporation. Also included in other customers are sales to manufacturers of medium-duty and heavy-duty trucks (“Commercial Vehicles”) and other new customers beyond our traditional automotive customer base (“New Markets). We are continuing our efforts to diversify our business by supplying certain products, including audio systems, batteries, fiber optic links, thermal systems, connection systems, flex-circuits, wiring, instrumentation and pressure sensors, and engine controllers to these non-VM customers. These products are used in the Commercial Vehicle, aftermarket, recreational vehicle (e.g., boats), aerospace, telephone, motorcycle, defense, construction, and computer industries. Some of our Commercial Vehicle and New Markets customers are Case New Holland, Caterpillar, Inc., Deere and Company, Freightliner, Volvo Truck, Cisco Systems, Harley-Davidson Inc., IBM, Lockheed Martin Corporation, Ericsson, General Electric, Philips and Brunswick. We expect these sales to grow rapidly in future years as we commercialize existing technology and continue our focus on diversifying our customer base, although we can give you no assurances that this will occur. In 2002 and 2001, we realized sales of $822 million and $556 million, respectively, to our Commercial Vehicle and New Markets customers.

Variability in Delphi’s Business

      A significant portion of our business is generally related to automotive sales, which vary directly with the production schedules of our VM customers. The market for vehicles is highly cyclical and depends on general economic conditions, consumer spending and preferences. The rate at which our customers build vehicles depends on their market performance as well as company specific inventory and incentive strategies. Any significant reduction in automotive production by our customers would have a material adverse effect on our business. According to Automotive News, a leading trade publication, automotive production in North America in 2002 was 5% higher than the prior year. Production schedules for our largest customer in North America, our largest market, were approximately 10% higher in 2002 than in 2001 in part reflecting the lower vehicle inventories coupled with the impact of heavy incentive activity by U.S. vehicle manufacturers. However, most of our other major automotive markets, with the exception of China, remained weak.

      We have substantial operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the months of July and August and one week in December. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third and fourth quarter results may reflect this seasonality.

Raw Materials

      We purchase various raw materials for use in manufacturing our products. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins. All of these raw materials, except the platinum group metals which we use primarily to produce our catalytic converters, are available from numerous sources. Currently, most of the platinum group metals we use for catalytic converters produced for GM are procured directly from GM. Delphi purchases its remaining platinum group metal requirements directly from Delphi suppliers, which primarily obtain or produce platinum group metals from locations in South Africa, North America and Russia. We have not experienced any significant shortages of other raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules. With steel, the Section 201 provision (a tariff instituted with the stated intention of providing the U.S. steel industry temporary relief to allow the industry to adjust to import competition) has influenced the domestic steel market for price and availability. At Delphi, steel is purchased under long-term commitments and consequently, 2002 has not been impacted by significant price or supply issues. Moreover, Delphi is taking steps to reduce our exposure to these factors. However, there can be no assurance that a continuation of trade protective measures will not result in price or supply issues over the longer term.

Environmental Compliance

      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot assure that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during 2002 and 2001 and we do not expect such expenditures to be material in 2003. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that these requirements will not change or become more stringent in the future.

      Delphi is subject to complex laws governing the protection of the environment and requiring investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been discovered. In addition, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on information gathered to date, Delphi has been identified as the largest waste-generator PRP, however we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of the overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the EPA to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. We have reserved approximately $2 million for our share of the expected investigation costs. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Although we believe that these reserves are adequate, because the scope of the investigation is still being determined, we cannot ensure that our share of the investigative costs and ultimate cost, if any, to remediate the site will not exceed the amount of these reserves. We may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 31, 2002, our reserve for such environmental investigation and cleanup was approximately $12 million, which reflects in part the retention by GM of the environmental liability for certain inactive sites as part of the Separation. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

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

      Before the Separation, we depended upon other business sectors of GM and some of GM’s affiliates and suppliers for certain services. Although at levels substantially below the levels at the time of separation, GM continues to provide a number of services to us, including information technology services, under various transition services agreements.

      Supply Agreement. Under our Supply Agreement with GM entered into in connection with the Separation, we had a limited right of last refusal, subject to our ability to provide competitive pricing, on the first replacement cycle of product programs we were then supplying. This “right of last refusal” expired on January 1, 2002 and, accordingly, we now bid for GM’s business on the same basis as our competitors. While we cannot provide any assurance as to our future business with GM, our win rate for defending existing GM business for which we were the incumbent was in excess of 80% for 2002. This was similar to our win rate for defending business during 1999-2001. Accordingly, we do not believe that the expiration of the “right of last refusal” has materially adversely impacted our business with GM. To compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Our business with GM is governed by applicable underlying supply contracts under terms similar to those in our supply contracts with other VM’s. In addition, although the right of last refusal expired on January 1, 2002, certain other provisions of the Supply Agreement remain in force and supplement the underlying supply contracts between Delphi and GM that were in effect on January 1, 1999 (“existing agreements”) so long as such existing agreements, including any extension thereof, are in effect. Consistent with GM’s contracts with other suppliers, on a case by case basis, GM may terminate a supply contract (either in the case of existing agreements, pursuant to the terms of the Supply Agreement, or in the case of agreements entered into since the Separation, the terms of the underlying supply contract itself) with Delphi and “resource” the business to another supplier for a variety of factors, such as our non-competitiveness (including, in many cases, price as well as quality, service, design, and technology), cause, expiration and, in some cases, termination for convenience. However, except with respect to annual purchase orders, where GM is exercising its re-sourcing rights due to non-competitiveness for a particular product, GM is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business. Termination for convenience means GM can terminate the contract at any time for any reason. The majority of underlying contracts having termination for convenience provisions are annual purchase orders or long-term contracts, which usually allow GM to terminate for convenience only after 18 months. This right to terminate for convenience could be exercised by GM in connection with any change in control of Delphi. Certain change in control transactions could also give GM the right to terminate the Supply Agreement or the underlying contracts. Termination of a majority of our underlying supply contracts with GM would be likely to have a material adverse effect on our company.

      The Supply Agreement also applies to service parts we provide to GM for sale to GM-authorized dealers worldwide under existing agreements. In general, similar to supply contracts with other VM’s, unless otherwise provided in our existing agreements with GM, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM until three years after such service parts go “past model”. The term “past model” refers to parts which are used on vehicle models which are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties. Most underlying supply contracts entered into between Delphi and GM after the Separation contain similar provisions regarding pricing of past model service parts.

      In addition, under the Supply Agreement, if we propose to close a plant, eliminate a product line or divest of a division, we must keep GM informed of our decision-making process and in good faith reasonably consider GM’s concerns. Upon our selection of a qualified buyer, existing contracts with GM relating to the business being sold may be assigned to the buyer upon GM’s consent, which will not be unreasonably withheld.

      Aftermarket Sales. Service parts provided to GM pursuant to the Supply Agreement for sale to GM authorized dealers and distributors are currently covered by our purchase agreements for the production parts. Aftermarket sales in the United States are covered by a Memorandum of Understanding (“MOU”) between GM-SPO and Delphi entered into in 2000. Under the MOU, Delphi is entitled to directly sell and distribute our products to the aftermarket in the United States. In addition, the MOU provides that we will continue to supply volumes of aftermarket products to GM-SPO in the United States at a level based on prior year’s sales, adjusted by mutual agreement for business and market conditions, pursuant to separate supply agreements (each, an “Aftermarket Supply Agreement”). Unless otherwise agreed, each Aftermarket Supply Agreement will be for an initial term of three calendar years (2001-2003) and will continue thereafter until either party gives twelve months prior written notice. Pricing under the Aftermarket Supply Agreements is based on the pricing in effect during calendar year 2000, subject to mutually agreeable market based adjustments from time to time. Under each Aftermarket Supply Agreement, if we can meet the market price for a particular aftermarket product, GM-SPO must buy such aftermarket product from us. Alternatively, we may choose not to meet the market price for a particular aftermarket product, in which case GM-SPO may choose to re-source and Delphi will cease supplying such product to GM-SPO for the aftermarket in the United States or GM-SPO may choose to purchase the products from Delphi at the higher price. GM notified us in January 2003 that it is not renewing any of its Aftermarket Supply Agreements at the end of 2003. As a result, beginning in 2004, we will have to negotiate with GM-SPO standard GM purchase order terms for those products that GM wants to continue to source from Delphi. We do not believe the expiration of the Aftermarket Supply Agreements will have a material adverse impact on our aftermarket sales.

      Employee Matters. As part of the Separation we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with GM’s disposition of certain businesses (including Delphi), GM granted the United Automobile Workers (“UAW”) guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called on under this guarantee. As a means of mitigating the risk that the guarantee will be called upon, we have also agreed to consult with GM before taking certain fundamental corporate actions and obtain GM’s consent (not to be unreasonably withheld) before entering into transactions which might significantly adversely affect our ability to meet our pension and postretirement benefits (such as would cause our credit rating to be downgraded below B1 from Moody’s or B+ from Standard & Poors). We are currently rated Baa2 by Moody’s and BBB by Standard & Poors.

      Certain Flow-Back Rights. National union negotiations also resulted in some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, in general, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). The company to which the employee transfers, however, will be responsible for OPEB obligations. There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM.

      All of the agreements that we entered into in connection with our Separation from GM were made in the context of our parent-subsidiary relationship. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Employees — Union Representation

      Our global restructuring plans, approved in the first quarters of 2002 and 2001, entail the elimination of 17,540 positions worldwide in total. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2002, excluding our joint ventures and other investments, we employed approximately 192,000 people, of whom approximately 35,000 were salaried employees and approximately 157,000 were hourly employees. Of our hourly employees, approximately 143,000 or 91% are represented by approximately 56 unions, including the UAW, the IUE-CWA-AFL-CIO-CLC (“IUE”) and the United Steel Workers (“USWA”). Our union representation by major region as of December 31, 2002 is indicated in the table below:

Union Representation

	Number of	Number of
Region	Unions	Employees

United States

UAW	1	30,800

IUE	1	10,650

USWA	1	1,650

Other unions	4	300

Total United States	7	43,400

Canada	1	450

Mexico	2	63,500

Europe	38	29,050

South America	6	5,400

Asia-Pacific	2	750

Total	56	142,550

      The Delphi-UAW National Labor Agreement expires in September 2003. The Delphi-IUE National Labor Agreement expires in November 2003. We assumed the terms of existing collective bargaining agreements for our employees represented by other unions, including those represented by the USWA, in connection with the Separation. The Delphi-USWA National Labor Agreement expires in September 2007. To finalize 1999 UAW national negotiations and separation of the Delphi UAW bargaining unit from the GM UAW unit, Delphi agreed that the 2003 Delphi UAW National Labor Agreement will mirror the 2003 GM UAW National Labor Agreement, except as otherwise agreed by Delphi and the UAW. We believe that, as in all pattern bargaining in our industry, flexibility will be achieved to address local or national issues, including labor costs and that the UAW will be willing to consider such modifications as are necessary to assure the continued success of Delphi as an on-going business.

ITEM 2. PROPERTIES

      Our world headquarters campus is located in Troy, Michigan. We occupy this facility, as well as certain other facilities, under lease agreements. Regional headquarters are also maintained in Tokyo, Japan; Paris, France; and São Paulo, Brazil. Excluding our joint ventures and other investments, we currently maintain approximately 316 sites in 42 countries throughout the world, including 183 manufacturing facilities and 32 engineering facilities. We also have 53 customer centers and sales offices. Of the 316 sites, 45 are owned and 48 are leased in the United States and Canada, 32 are owned and 17 are leased in Mexico, 47 are owned and 68 are leased in Europe/ Middle East/ Africa, 13 are owned and six are leased in South America and eight are owned and 32 are leased in Asia/ Pacific.

      Our Electronics & Mobile Communication sector has 12 separate manufacturing facilities, and three dedicated technical centers. Our Safety, Thermal & Electrical Architecture sector has 101 separate manufacturing facilities, two dedicated technical centers and 12 dedicated customer centers and sales offices. Our Dynamics & Propulsion sector has 68 separate manufacturing facilities, nine dedicated technical centers and three separate customer centers and sales offices. The remaining manufacturing facilities, technical centers, customer centers and sales offices are sites that support multiple sectors.

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

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $36 million inclusive of accrued interest, in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties appealed the district court’s judgment and have filed briefs with the Ninth Circuit Court of Appeals. On December 2, 2002, the parties argued their respective positions before the Ninth Court of Appeals and are awaiting the Court’s decision. While legal proceedings are subject to inherent uncertainty, we believe we had valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. We record provisions for any legal judgments, at the time that management and counsel conclude a loss is probable.

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

      In connection with the Separation, GM agreed to retain responsibility for all product liability actions relating to products we manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. We are responsible for all product liability actions relating to products we sold at any time to customers other than GM. Responsibility for product liability actions relating to products manufactured on or after January 1, 1999 and sold to GM are determined in accordance with the agreements for such sales. Delphi may also be subject to significant financial and legal obligations with respect to certain divested businesses.

      From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. The terms and conditions of the applicable contract generally govern our warranty responsibility for our products, which vary from contract to contract. Most of our contracts require that we make certain warranties to our customers regarding, among other things, conformity to specifications and freedom from defect. VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to guarantee or warrant their products. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. Notwithstanding that we believe our quality has improved, a few VMs have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-Separation warranty claims with GM, GM recently requested that Delphi agree to reimburse GM for the anticipated costs of GM’s voluntary recall campaign to repair certain 1996 to 1998 models which GM states could experience a failure of the power steering gear lower pinion bearing. In addition, GM may assert additional pre-Separation claims in the future. As we have already informed GM, we believe that this claim and the remainder of known pre-Separation warranty claims are adequately covered by commercial defenses or customer credits and that we have no further financial liability for such matters. Accordingly, although we cannot ensure that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and make adjustments when appropriate. However, the final amounts determined to be due related to warranty matters could differ materially from our recorded estimates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS AND STRATEGY BOARD MEMBERS OF THE REGISTRANT

Executive Officers

      The name, position, age as of January 31, 2003 and a description of the business experience of each of the executive officers of Delphi is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J.T. Battenberg III	59	Chairman of the Board, Chief Executive Officer and President

Alan S. Dawes	48	Director, Vice Chairman and Chief Financial Officer

Donald L. Runkle	57	Director, Vice Chairman and Chief Technology Officer

Rodney O’Neal	49	President of Dynamics, Propulsion and Thermal Sector

Mark R. Weber	54	Executive Vice President, Operations, Human Resources Management and Corporate Affairs

David B. Wohleen	52	President of Electrical, Electronics, Safety & Interior Sector

      Mr. Battenberg has led Delphi and its predecessor, the GM Automotive Components Group Worldwide (“ACG Worldwide”) since 1992. He held various positions with GM from 1961 through 1992. Mr. Battenberg was an officer at GM from 1988 through 1998. He was elected an executive vice president of GM in 1995 and served as a member of its President’s Council. Mr. Battenberg is on the Board of Trustees of Kettering University, Columbia Business School and the National Advisory Board for J.P. Morgan Chase & Co. He is also a member of the Business Roundtable, the Business Council and the Group of 100 — a select CEO organization. In addition, he is a member of the Board of Directors of the Sara Lee Corporation, Covisint L.L.C., Detroit Renaissance, the Economic Club of Detroit, and FIRST (For Inspiration and Recognition of Science and Technology).

      Mr. Dawes was named vice chairman and chief financial officer and assumed oversight for the Automotive Holdings Group in January 2003. He was previously executive vice president and chief financial officer responsible for Finance, Mergers & Acquisitions and Information Technology. He has been a director since January 2000. He had been a vice president of Delphi since November 1998. He was named Chief Financial Officer in August 1998. Previously, Mr. Dawes served as general manager of Delphi Chassis Systems, formerly Delco Chassis Systems, a position to which he was named in 1994. From 1992 to 1994, he was appointed executive-in-charge of Operations for ACG Worldwide. Mr. Dawes joined General Motors in 1981, as a financial analyst with its Treasurer’s Office, and held a number of positions including assistant treasurer in 1988 and assistant comptroller in 1991. Mr. Dawes was an officer at GM from 1994 through 1998. He is a member of the Harvard Business Club, The Conference Board Council of Financial Executives, the Working Council of Chief Financial Officers of the Corporate Executive Board, and was chairman of OESA (Original Equipment Suppliers Association) during 2002. In addition, he is Vice Chairman to the MEMA (Motor & Equipment Manufacturers Association) Board of Directors.

      Mr. Runkle was named vice chairman and chief technology officer in January 2003. He had been an executive vice president of Delphi, president of the former Dynamics and Propulsion sector and responsible for the Delphi Product & Service Solutions since January 2000. He has also been a director since January 2000. Previously, he had been vice president of Delphi and president of Delphi Energy & Engine Management Systems since November 1998 and general manager of Delphi Energy & Engine Management Systems since May 1996. Mr. Runkle held a series of engineering, planning and management positions with GM from 1968 to 1993 when he was appointed general manager of Delphi Saginaw Steering Systems. Mr. Runkle was an officer at GM from 1988 through 1998. Mr. Runkle is an advisor to the Lean Enterprise Institute. He is the champion for Delphi’s Commercial Vehicles Customer Team as well as the executive champion for the DaimlerChrysler Customer Team.

      Mr. O’Neal was named president of the newly formed Dynamics, Propulsion and Thermal sector in January 2003. He had been executive vice president of Delphi and president of the former Safety, Thermal and Electrical Architecture sector since January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal was an officer at GM from 1997 through 1998. Since 1994, Mr. O’Neal had been general director of Warehousing and Distribution for GM Service and Parts Operations. From late 1992 to 1994, Mr. O’Neal served as director of manufacturing for ACG Worldwide. From 1991 to late 1992, Mr. O’Neal was director of Industrial Engineering for Chevrolet-Pontiac-GM of Canada (“C-P-C”) and later was named director of Manufacturing Engineering with GM. Prior thereto, Mr. O’Neal held numerous engineering and manufacturing positions with GM since 1971. Mr. O’Neal is a member of the Woodward Governor Board of Directors. He is the executive champion for Delphi’s Ford Customer Team.

      Mr. Weber was named executive vice president, Operations, Human Resources Management and Corporate Affairs for Delphi in January 2000. He had been vice president of Human Resources Management for Delphi since November 1998 and executive director of Human Resources Management for Delphi since January 1995. Previously, he was general director of Personnel and Public Affairs at GM’s former Inland Fisher Guide Division since 1993. From 1991 to 1993, he was general director of Personnel for the same. From 1988 to 1991, he was director of Industrial Relations at Chevrolet-Pontiac-GM of Canada (C-P-C), and from 1986 to 1988, he served as director of Human Resources for Salaried Personnel at C-P-C. From 1985 to 1986, he was director of General Offices Personnel at C-P-C. Prior thereto he held a number of human resource and personnel positions at GM since 1971. He is the executive champion for Harley-Davidson Inc.

      Mr. Wohleen was named president of the newly formed Electrical, Electronics, Safety & Interior sector in January 2003. He had been a Delphi executive vice president and president of the former Delphi Electronic and Mobile Communication sector since January 2000. Previously, he was vice president and president of Delphi Delco Electronics Systems since November 1998 and general manager of Delphi Delco Electronics Systems since August 1998. Mr. Wohleen was elected an officer at GM in 1998. Prior to his current position, he had been general director of Engineering with Delco Electronics, which is now Delphi Delco Electronics Systems, since February 1997. In 1994, Mr. Wohleen was named director of Electrical, Interior and HVAC for GM’s Midsize Car Division in Warren, Michigan, and in 1995, he assumed additional responsibility for general assembly, tools and process and powertrain coordination for GM’s MidLux Car Division in Warren. Prior thereto, Mr. Wohleen held a series of engineering and manufacturing positions with GM since 1978. He is the executive champion for Delphi’s GM Customer Team.

Strategy Board Members

      In addition to the executive officers, the following individuals serve on Delphi’s Strategy Board. The name, position, age as of January 31, 2003 and a description of the business experience of each of the individuals is listed below.

Name	Age	Position

Jose Maria Alapont	52	President of International Operations and Vice President of Sales and Marketing

Volker J. Barth	55	Vice President and President of Delphi Europe, Middle East & Africa

James A. Bertrand	45	Vice President and President of Delphi Safety and Interior Systems; President of Automotive Holdings Group

Choon T. Chon	56	Vice President and President of Delphi Asia-Pacific

Guy C. Hachey	47	Vice President and President of Delphi Energy and Chassis Systems

Francisco A. Ordonez	52	Vice President and President of Delphi Product & Service Solutions

Jeffrey J. Owens	48	Vice President and President of Delphi Delco Electronics Systems

Ronald M. Pirtle	48	Vice President and President of Delphi Harrison Thermal Systems

Robert J. Remenar	47	Vice President and President of Delphi Saginaw Steering Systems

James A. Spencer	49	Vice President and President of Delphi Packard Electric Systems

John P. Arle	55	Vice President of Audit Services and Corporate Auditor

John G. Blahnik	48	Vice President and Treasurer

Kevin M. Butler	47	Vice President of Human Resources Management

Karen L. Healy	48	Vice President of Corporate Affairs and Worldwide Facilities

Peter H. Janak	63	Vice President and Chief Information Officer

Mark C. Lorenz	52	Vice President of Operations and Logistics

R. David Nelson	65	Vice President of Global Purchasing

Atul Pasricha	45	Vice President of Mergers, Acquisitions and New Markets

Logan G. Robinson	53	Vice President and General Counsel

      Mr. Alapont was named president of International Operations and vice president of Sales and Marketing in January 2003. He had been president of Delphi Europe, Middle East and Africa since May 2001 and a Delphi vice president since July 1999. Previously, he was president of Delphi Europe since July 1999. With more than 20 years of international experience, Alapont joined Delphi as executive director of International Operations for Delphi Energy & Engine Management Systems in October 1997. Prior to joining Delphi, Mr. Alapont was group vice-president and general manager for Valeo Worldwide Lighting. From 1990 to 1996, Mr. Alapont held various positions at Valeo, including managing director and executive operations director, becoming group vice president in 1992. From 1974 to 1990, Mr. Alapont held various managerial and other positions with Ford Motor Company. He is, in association with regional presidents for Europe, Middle East & Africa and Asia-Pacific, the executive champion for Delphi’s Customer Teams for all international VM’s.

      Mr. Barth was named president of Delphi Europe, Middle East & Africa in January 2003. He has been a Delphi vice president since November 1998. He had been president of Delphi South America since November 1996. Previously, he was executive director of Worldwide Purchasing for Delphi since 1994. From 1993 to 1994, he was executive director of Worldwide Purchasing-Metallic for GM-North American Operations. From 1992 to 1993, he was director of Materials Management for GM do Brasil in São Paulo, and from 1991 to 1992, he was director of Purchasing for the same organization. Prior thereto, he held several purchasing, engineering and planning assignments for GM’s Adam Opel subsidiary since joining GM in 1963. He is, in association with the president of International Operations, the executive champion for Delphi’s Customer Teams for European VM’s.

      Mr. Bertrand was named Delphi vice president and president of Delphi Safety and Interior Systems in January 2000. In January 2003, he was given the additional responsibility of president of the newly formed Automotive Holdings Group. He had been vice president of Operations for Delphi since November 1998 and executive director of Operations for Delphi since June 1997. Previously, he was executive director of Development for small cars at GM’s International Operations since 1995. From 1992 until 1995, he was comptroller at Adam Opel AG in Russelsheim, Germany. From 1989 to 1992, he was director of Financial Analysis and Planning for GM Europe. Prior thereto, he held finance, business and engineering positions for GM since 1979.

      Mr. Chon was named Delphi vice president and president of Delphi Asia-Pacific in November 2000. He had been president of Delphi Korea since 1999 and general director of Delphi Interior Systems Asia-Pacific operations since 1998. From 1995 to 1998, he was executive vice president and board member of Ssangyong Motor Company. From 1988 to 1995, he was an executive engineer with Chrysler Corporation. From 1978 through 1988, he was a principal staff engineer with Ford Motor Company. He is, in association with the president of International Operations, the executive champion for Delphi’s Customer Teams for all Asia-Pacific VM’s.

      Mr. Hachey was named president of Delphi Energy and Chassis Systems in January 2000. He has been a Delphi vice president since November 1998. He had been president of Delphi Chassis Systems since November 1998 and general manager of Delphi Chassis Systems since August 1998. Previously, Mr. Hachey had been manufacturing manager, Worldwide Operations, for the former Delphi Interior & Lighting Systems since 1995. From 1994 to 1995, he was director of Manufacturing Operations for Delphi and, from 1992 to 1994, he was director of Manufacturing Operations for the heating, ventilation and air conditioning/ heat exchangers business unit of what is now Delphi Harrison Thermal Systems. Prior thereto, Mr. Hachey held several manufacturing positions with GM since 1978.

      Mr. Ordonez was named Delphi vice president and president of Delphi Product & Service Solutions in March 2002. He had been general manager of Delphi Product & Service Solutions since October 1999. Previously, he had been director of finance for Delphi Safety and Interior Systems since 1994. From 1992 to 1994, Mr. Ordonez served as finance director for GM Worldwide Purchasing. Prior thereto, he held various finance and planning positions with Delphi and GM since 1970. Mr. Ordonez serves as a board member of the Motor Equipment Manufacturers Association (MEMA).

      Mr. Owens was named Delphi vice president and president of Delphi Delco Electronics in September 2001. He had been general director, Business Lines & Portfolio at Delphi Delco Electronics since October 2000. From September 1998 to October 2000, he was general director, Engineering for Delco Electronics and prior to that he was product line executive, Integrated Body since January 1998. In 1997 he was director, Systems and Software Engineering. From 1995 to 1997 he was executive director, Emerging Products and Systems at Delphi Delco Electronics and from 1994 to 1995 he was director, Advanced Engineering and Systems Integration. From 1990 to 1994, he served as managing director of HE Microwave, a start-up joint venture with Hughes Aircraft. Prior thereto, Mr. Owens held various engineering, finance and manufacturing positions with GM since 1978.

      Mr. Pirtle was named Delphi vice president and president of Delphi Harrison Thermal Systems in November 1998. He had been general manager of Delphi Harrison Thermal Systems since November 1996. Mr. Pirtle was an officer at GM from 1996 through 1998. Previously, Mr. Pirtle had been director of North American Operations at Delphi Packard Electric Systems since 1994. From 1992 to 1994, Mr. Pirtle was finance director for AC Delco Systems and from 1990 to 1992, he was executive-in-charge of GM’s Corporate Strategic Planning Group. Prior thereto, Mr. Pirtle held various engineering, financial, and planning positions with GM since 1972. Mr. Pirtle is a former Board member of the Alumni Association of Kettering University, and a former Board member of the University of Pittsburgh School of Engineering.

      Mr. Remenar was named Delphi vice president and president of Delphi Saginaw Steering Systems in April 2002. He had been executive director of business line operations for Delphi Energy and Chassis Systems since January 2000, and finance director of Delphi Energy and Chassis Systems since April 1999. Previously, he had been director of finance for Delphi Energy and Engine Management Systems since

November of 1998, and director of human resources for Delphi Chassis Systems since March of 1998. Prior thereto, he held various finance, human resources and general management positions with GM since 1985, and worked for American Natural Resources Corp. from 1978 to 1985.

      Mr. Spencer was named president of Delphi Packard Electric Systems in November 2000 and a Delphi vice president in February 2000. Previously, he had been president of Delphi Asia-Pacific since February 2000. Prior thereto, he was director of Delphi Saginaw Steering Systems Global Sales, Marketing, Ventures and Planning since 1996. From 1994 to 1995, he was site manager of Delphi Saginaw Steering Systems Athens, Alabama operations. He was a Delphi Saginaw Steering Systems plant manager since 1992. Previously, he was executive vice president of Daewoo-HMS since 1989. He held several positions with GM since joining Delco Remy Division in 1976.

      Mr. Arle was named vice president of Audit Services and Corporate Auditor in March 2002. He had been vice president of Mergers, Acquisitions and Planning for Delphi since November 1998. Previously, had been executive director of Planning for Delphi since February 1998. Prior thereto, he was vice president and chief financial officer for Saab Automobile AB since 1993. From 1992 to 1993, he was vice president and finance manager for GM of Canada, Ltd. From 1988 to 1992, he was general manager and comptroller for the GM/Toyota NUMMI joint venture. Previously, he held several finance positions at GM since 1975.

      Mr. Blahnik was named treasurer of Delphi in August 1998 and a Delphi vice president in November 1998. He had been executive director of Finance for Delphi since June 1996. Previously, he was senior vice president and chief financial officer for Delco Electronics since 1995. From 1994 to 1995, he was director of finance for GM’s Lansing Automotive Division. From 1991 to 1994, he was executive director for GM’s Latin American Operations and president of Banco General Motors, and from 1988 until 1991, he was the comptroller of GM do Brasil. Prior thereto, he held several finance positions at GM since 1978. Mr. Blahnik is a member of The Conference Board.

      Mr. Butler was named vice president of Human Resources Management for Delphi in January 2000. Previously, he was general director, Human Resources for Delphi Delco Electronics Systems since 1997. Since 1995, he was general director of GM’s Health Care Initiatives staff. From 1991 to 1994, he was director of GM Health Care Plans. From 1989 to 1990, he was director of Human Resources for GM’s former Hydra-matic Division-Ypsilanti Operations. Prior thereto, Mr. Butler held several human resources and manufacturing positions at GM since 1976.

      Mrs. Healy was named vice president of Corporate Affairs and Worldwide Facilities for Delphi in January 2000. She had been vice president of Corporate Affairs since November 1998 and executive director of Communications since June 1997. From July 1996 to June 1997, she was manufacturing manager for Delphi’s Energy and Engine Management Systems Flint East Operations Plants 6 and 7. From June 1995 to July 1996, she was director of Corporate Communications for GM. From January 1995 to June 1995, she was director of Communications for Delphi. Prior thereto, Ms. Healy held several personnel, labor relations and communications positions at GM since 1976. She serves on the Board of Trustees for the Music Hall Center for the Performing Arts in Detroit, the Executive Board of the Troy, Mich. Chamber of Commerce, the Board of Trustees for Forgotten Harvest and the Oakland University Business School.

      Mr. Janak was named chief information officer for Delphi in April 1998 and a Delphi vice president in November 1998. He had been a vice president and chief information officer at TRW Inc., since February 1995. Previously, he was vice president and general manager of TRW’s Information Services Division. Prior thereto, he worked in propulsion engineering for NASA’s Apollo program and worked for Chrysler Corporation, Teledyne Brown Engineering, Planning Research Corporation and the German firm, Technologieforshung. Mr. Janak sits on the External Research Advisory Board of Mississippi State University, the CIO Working Council of the Executive Board and the Information Technology Council of The Conference Board.

      Mr. Lorenz was named vice president of Operations and Logistics for Delphi in January 2000. He had been vice president of Production Control and Logistics since November 1998 and director of Production Control and Logistics since March 1996. Previously, he had been director of Materials Management for GM’s

North American Operations Prototype Shops since June 1993. From 1991 to 1993, he was director of Materials Management, Experimental Manufacturing. From 1990 to 1991, he was manager of Synchronous Organization, and from 1989 to 1990, he was advisor, C-P-C Production Systems. Prior thereto, he held various manufacturing and materials management positions at GM since 1973. Mr. Lorenz sits on the External Executive Advisory Board of Michigan State University, the Advisor Board of Northwestern University’s Transportation Center and was appointed to the National Safety Council Board of Directors in December 2002.

      Mr. Nelson was named vice president of Global Purchasing for Delphi in February 2002. He had been vice president Worldwide Supply Management at Deere & Company since 1997. Previously, he was vice president and later senior vice president of purchasing of Honda of America since 1987. Prior thereto, he worked for TRW in various purchasing, manufacturing and marketing positions from 1957 to 1987. Mr. Nelson is chairman of the Institute of Supply Management, sits on the board of CAPS Research and the Purchasing Round Table, and is a member of National Initiative of Supply Chain Integration, Ltd.

      Mr. Pasricha was named vice president of Mergers, Acquisitions and New Markets for Delphi in March 2002. He was executive director of Delphi’s New Markets Unit since February 2001. Previously, he was acting general director of finance for Delphi Delco Electronics since October 2000. He was assistant treasurer from 1998 to 2000. From 1989-1998, he held various treasury positions for General Motors in New York and Singapore, and prior thereto worked for Ernst and Young LLP. Mr. Pasricha is a member of the Corporate Executive Board.

      Mr. Robinson was named general counsel and a Delphi vice president in December 1998. Previously, he was of counsel to the Corporate, Securities and Business Law group at Dickinson Wright PLLC, a Michigan law firm since April 1998. From February 1996 to April 1998, he was senior vice president, secretary and general counsel for ITT Automotive, Inc. From April 1987 to February 1996, he was a lawyer for Chrysler Corporation serving, among other positions, as vice president and general counsel for Chrysler International Corporation, a subsidiary of Chrysler Corporation, and managing director of Chrysler Austria GmbH. Prior thereto, he held legal positions with TRW Inc. in Cleveland, Ohio, and Coudert Brothers and Wender, Murase & White in New York City.

      For purposes of calculating the aggregate market value of Delphi’s common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the shares held by directors, and executive officers of Delphi. However, this should not be deemed to constitute an admission that all such persons of Delphi are, in fact, affiliates of Delphi, or that there are not other persons who may be deemed to be affiliates of Delphi. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in Delphi’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the New York Stock Exchange under the symbol “DPH.” The Transfer Agent and Registrar for our Common Stock is The Bank of New York. On January 31, 2003, there were 376,930 holders of record of our Common Stock.

      We declared dividends of $0.07 per share on March 13, June 27, September 4, and December 4, 2002, and on March 7, June 27, September 5, and December 5, 2001. Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on the Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.

      The following table sets forth the high and low sales price per share of our Common Stock, as reported by the New York Stock Exchange, for the last two years.

	Price Range of
	Common Stock

Year Ended December 31, 2002	High	Low

4th Quarter	$8.80	$6.60

3rd Quarter	$13.41	$8.43

2nd Quarter	$16.94	$12.53

1st Quarter	$17.11	$12.59

	Price Range of
	Common Stock

Year Ended December 31, 2001	High	Low

4th Quarter	$14.42	$11.01

3rd Quarter	$17.50	$9.50

2nd Quarter	$15.98	$12.16

1st Quarter	$15.58	$11.15

      Securities authorized for issuance under equity compensation plans at December 31, 2002 are as follows:

			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	compensation plans(a)

	(in thousands)		(in thousands)

Equity compensation plans approved by security holders	54,296	$14.31	24,415

Equity compensation plans not approved by security holders	30,203	$16.74	19,536

Total	84,499	$15.18	43,951

(a)	Excludes securities reflected in the first column, “Number of Securities to be issued upon exercise of outstanding options and rights”.

      See note 12 to the consolidated financial statements for additional information.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data reflects the results of operations and cash flows. Selected financial data for 1998 reflects the historical results of operations and cash flows of the businesses that were considered part of the Delphi business sector of GM at that time. The historical consolidated statement of income data for 1998 does not reflect many significant changes that have occurred in the operations and funding of our company as a result of our Separation from GM and our initial public offering. The historical consolidated balance sheet data in 1998 reflects the assets and liabilities transferred to our company in accordance with the terms of a Master Separation Agreement (the “Separation Agreement”). The selected financial data of Delphi should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance. The financial information for 1998 does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during that year.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share amounts)

Statement of Income Data:(1)

Net sales	$27,427	$26,088	$29,139	$29,192		$28,479

Operating expenses:

Cost of sales, excluding items listed below	24,014	23,216	24,744	25,035		26,135

Selling, general and administrative	1,510	1,470	1,715	1,619		1,463

Depreciation and amortization(2)	988	1,150	936	856		1,102

Restructuring	225	536	—	—		—

Acquisition-related in-process research and development	—	—	51	—		—

Operating income (loss)(3)	690	(284)	1,693	1,682		(221)

Interest expense	(191)	(222)	(183)	(132)		(277)

Other income (expense), net(3)	32	(22)	157	171		232

Income (loss) before income taxes(3)	531	(528)	1,667	1,721		(266)

Income tax expense (benefit)(3)	188	(158)	605	638		(173)

Net income (loss)(3)	$343	$(370)	$1,062	$1,083		$(93)

Basic earnings (loss) per share(3)	$0.61	$(0.66)	$1.89	$1.96		$(0.20)

Diluted earnings (loss) per share(3)	$0.61	$(0.66)	$1.88	$1.95		$(0.20)

Cash dividends declared per share(4)	$0.28	$0.28	$0.28	$0.21	$	N/A

Statement of Cash Flows Data:

Cash provided by (used in) operating activities(5)	$2,073	$1,360	$268	$(1,214)		$849

Cash used in investing activities	(981)	(1,353)	(2,054)	(1,055)		(1,216)

Cash (used in) provided by financing activities	(791)	13	1,094	2,878		384

Other Financial Data:

EBITDA(6)	$1,689	$811	$2,739	$2,613		$1,056

Balance Sheet Data:

Total assets	$19,316	$18,602	$18,521	$18,350		$15,506

Total debt	2,766	3,353	3,182	1,757		3,500

Stockholders’ equity	1,279	2,312	3,766	3,200		9

(1)	Delphi became a separate company in 1999. The data for 1998 represent results when Delphi was an operating sector within GM.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and no longer amortize purchased goodwill.

(3)	In 2002, excluding the net restructuring and product line charges of $262 million ($174 million after-tax), operating income would have been $952 million, income before income taxes would have been $793 million, income tax expense would have been $276 million, net income would have been $517 million and basic and diluted earnings per share would have been $0.92. In 2001, excluding the first quarter restructuring and impairment charges of $617 million ($404 million after-tax), the fourth quarter product line and venture impairment and other charges of $255 million ($186 million after-tax), and goodwill amortization of $35 million ($28 million after tax), operating income would have been $553 million, other income (expense), net would have been $48 million, income before income taxes would have been $379 million, income tax expense would have been $131 million, net income would have been $248 million and basic and diluted earnings per share would have been $0.44. In 2000, excluding the one-time, non-cash charge of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development, and goodwill amortization of $31 million ($26 million after tax), operating income would have been $1,775 million, income before income taxes would have been $1,749 million, income tax expense would have been $629 million, net income would have been $1,120 million and basic and diluted earnings per share would have been $2.00 and $1.99, respectively. In 1999, excluding goodwill amortization of $17 million ($14 million after-tax), operating income would have been $1,699 million, income before income taxes would have been $1,738 million, income tax expense would have been $641 million, net income would have been $1,097 million and basic and diluted earnings per share would have been $1.99 and $1.98, respectively. In 1998, excluding goodwill amortization of $11 million ($8 million after-tax), operating loss would have been $(210) million, loss before income taxes would have been $(255) million, income tax (benefit) would have been $(170) million, the net loss would have been $(85) million and basic and diluted earnings per share would have been $(0.18).

(4)	As we became a public company on February 5, 1999, dividend data for 1998 is not applicable. Due to the timing of the Separation, only three quarters of dividends were paid in 1999.

(5)	In 2002, cash provided by operating activities includes the sale of accounts receivable of approximately $639 million, primarily in the U.S. Excluding these transactions, on comparable basis with prior years, cash provided by operating activities would have been $1,434 million.

(6)	“EBITDA” is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The economic climate throughout 2002 remained challenging as the benefits of higher production volumes in North America were in part offset by continued weakness in other major automotive markets, with the exception of China. Despite this tough environment we exceeded our objectives for 2002. In December 2001, our outlook for 2002 was sales of $25.9 billion and net income, excluding any restructuring or product line charges, of $275 million. Our actual 2002 net sales were $27.4 billion, with $9.6 billion or 35% of sales to non-GM customers, up 13% from 2001. Our GM sales in 2002 were $17.9 billion and were stable with last year. Net income for 2002, excluding net restructuring and product line charges of $262 million ($174 million after-tax) was $517 million. These results exceeded our outlook for 2002. For the full year, we benefited from the steady growth of the company’s non-GM business and have continued to diversify our customer base through sales of high tech products. Our previously announced restructuring plans are being completed ahead of schedule, on track with original estimated costs, and are yielding substantial savings. Our 2002 restructuring plan is over 98% complete and will be completed in the first quarter of 2003. Savings realized from our restructuring plans combined with other operating performance improvements have allowed us to address the challenges of rising wages and pension and healthcare costs, as well as continued price pressures. We remain focused on operating cost reductions resulting from restructuring and cost containment initiatives.

Global Restructuring Plans and Impairment Charges

      As a result of uncertain industry conditions and the decision to more rapidly implement Delphi’s long-term portfolio plans, Delphi announced global restructuring plans in the first quarter of 2001 designed to reduce structural costs, improve the earnings power of our portfolio of businesses and streamline our structure. In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. Through December 31, 2002, 17,440 employees have left through these plans.

      In connection with the first quarter of 2001 restructuring plans, we recognized restructuring charges of $536 million related to plans to sell, close, or consolidate nine plants, downsize the workforce at more than 40 other facilities and exit selected products. In addition, during the first quarter of 2001, we recorded asset impairment charges of $63 million related to long-lived assets at the sites impacted by the restructuring plans and impairment charges of $18 million related to permanent declines in the value of certain joint ventures. Total charges incurred in connection with the 2001 restructuring plans and impairment charges were $617 million ($404 million after-tax). Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Consolidated Statements of Income. The $6 million was a result of a minor shortfall in planned head count reductions as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge. The restructuring charge incurred as a result of the 2002 restructuring totaled $231 million with $222 million of employee costs (including post-employment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted above for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002.

      The $63 million asset impairment charges recorded in the first quarter of 2001, primarily related to machinery and equipment held for use in the Safety, Thermal and Electrical Architecture sector were recorded in depreciation and amortization. In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million, included in depreciation and amortization, related primarily to the machinery and equipment held for use in the Electronics & Mobile Communications sector. This equipment is used by one of our product lines located in Argentina, which was impacted by 2001 macroeconomic developments.

      In addition, in 2001, we recorded charges of $70 million, included in other income (expense) related to declines in the value of certain joint ventures, principally in Korea, caused by the uncertain recoverability of assets of the underlying ventures. This uncertainty resulted from the corporate reorganization proceedings of a Korean customer/ business partner. This uncertainty was substantially resolved on September 30, 2002, with the approval of the reorganization plan by the Korean Bankruptcy Court, which provided for only partial recovery of receivables for applicable creditors, which included Delphi and several of its Korean joint ventures. As a result, in the third quarter of 2002, we recorded an additional charge of $6 million, related to the resolution of the reorganization.

Results of Operations

          2002 versus 2001

      Net Sales. Consolidated net sales by product sector and in total for the years ended December 31, 2002 and 2001 were:

	Year Ended
	December 31,

Product Sector	2002	2001

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$310	$373

Other Electronics & Mobile Communication	4,731	4,427

Total Electronics & Mobile Communication	5,041	4,800

Safety, Thermal & Electrical Architecture	9,705	9,030

Dynamics & Propulsion	13,008	12,628

Other	(327)	(370)

Consolidated net sales	$27,427	$26,088

      Consolidated net sales for 2002 were $27.4 billion compared to $26.1 billion for 2001. Of the total $1.3 billion revenue increase, net sales increased approximately $170 million due to favorable currency exchange rates, primarily the euro. Net sales to GM increased by $238 million, as a result of increased volumes in North America, partially offset by the mix of products sold, lower prices and exited businesses. Our non-GM sales primarily increased by $1.1 billion, or 13%, in part driven by double-digit growth in several high technology product lines with BMW, DaimlerChrysler, Ford, Hyundai and Renault/ Nissan. These products include passive occupant detection, mobile multimedia, diesel engine management systems and connection systems. As a percent of our net sales for 2002 our non-GM sales grew to 35%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $450 million, or 1.7% for 2002 compared to approximately $650 million or 2.2% for 2001. Fourth quarter net price reductions were $48 million and $182 million in 2002 and 2001, respectively, reflecting 0.8% and 2.6% of respective net sales. Fourth quarter 2002 price reductions were lower than fourth quarter 2001, primarily due to the timing of 2002 price actions. On a going forward basis, we expect future annual price reductions to be in the 2% range. Net sales for Mobile MultiMedia products decreased 17% from $373 million in 2001 to $310 million in 2002, primarily due to the planned resourcing of a telematics system for certain vehicles, partially offset by increased sales of other entertainment and navigation systems.

      Gross Margin. Our gross margin was 12.4% for 2002 compared to 11.0% for 2001. The improvement reflects increased volume and material cost reductions, partially offset by $450 million of price reductions. Manufacturing cost savings were also realized as a result of our restructuring plans and continued efficiency improvements, partially offset by higher wages and increased U.S. pension and healthcare expenses. During the first quarter of 2002, we recorded a charge of $37 million related to our generator product line; this charge is explained below.

      Selling, General and Administrative. Selling, general and administrative expenses of $1.5 billion, 5.5% of total net sales for 2002, were consistent with $1.5 billion or 5.6% of total net sales for 2001.

      Depreciation and Amortization. Depreciation and amortization for 2002 was consistent with amounts for 2001, adjusted for the $128 million long-lived asset write-downs included in depreciation and amortization in 2001, and $35 million of goodwill amortization in 2001.

      Restructuring. In the first quarter of 2002, Delphi approved restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003.

      The first quarter 2002 restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted below for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations were informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. In 2002, we paid $174 million related to employee costs and $2 million related to exit costs, and expect to pay the remainder in the first quarter of 2003. As of December 31, 2002, approximately 3,100 U.S. employees and 2,900 non-U.S. employees have been separated under the plans. We expect the remaining 100 employees to separate during the first quarter of 2003. We began to realize savings related to the 2002 restructuring actions during the second half of 2002 with estimated ongoing savings expected to grow in early 2004 to more than $125 million (after-tax). These savings are expected to be realized as reductions to cost of sales and selling, general and administrative expenses. Absent a turnaround in global capital market conditions or abatement in healthcare cost increases, we currently expect that these savings will be partially offset by increased employee and retiree pension and healthcare costs as well as continued price pressures.

      The first quarter 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. We ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Total cash paid for the first quarter 2001 restructuring plan was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Consolidated Statements of Income. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      Approximately 17,440 positions have been eliminated under the 2001 and 2002 programs through December 31, 2002.

      Following is a summary of our restructuring actions (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First Quarter 2001 Restructuring Charge	$419	$73	$44	$536

2001 Usage	(321)	(72)	(22)	(415)

Balance at December 31, 2001	98	1	22	121

2002 adjustment due to change in estimate	(6)	—	—	(6)

2002 Usage	(92)	(1)	(22)	(115)

Balance at December 31, 2002	$—	$—	$—	$—

First Quarter 2002 Restructuring Charge	$191	$31	$9	$231

Usage	(174)	(31)	(2)	(207)

Balance at December 31, 2002	$17	$—	$7	$24

      The net restructuring charge recorded in the first quarter of 2002 was $225 million, reflecting a provision of $231 million, and a reversal of the 2001 charge of $6 million. At December 31, 2002, total restructuring obligations were $24 million, which were included in accrued liabilities. In addition to the restructuring charge explained above, our Consolidated Statements of Income and Consolidated Statement of Cash Flows include amounts related to our generator product line. While not recorded on the Restructuring line in the Consolidated Statements of Income, our plans for the generator product line include similar charges, as explained below. In total, the first quarter 2002 charges for restructuring and our generator product line decreased earnings by a net $262 million ($174 million after-tax), and used $204 million of cash flow during 2002.

      As of December 31, 2001, we planned to dispose of our generator product line. The total loss recorded in 2001 related to the planned disposal of this product line was $194 million ($125 million after-tax). In the first quarter of 2002, we recorded an additional loss of $37 million ($24 million after-tax), reflecting additional anticipated employee-related payments, due to changes in the proposed disposition at that time. The total recorded loss of $231 million ($149 million after-tax) included a charge to depreciation and amortization of $56 million ($36 million after-tax) to write-down fixed assets to net realizable value, a total charge to cost of sales of $96 million to write-down inventory in the business to net realizable value, a charge to cost of sales of $75 million for contractually required payments (principally employee related), and $4 million to write-down other assets.

      In July 2002, we determined that we would not complete the transaction and began a process to wind down this product line. As a result, we reviewed our current estimates with respect to wind down related costs, including redundant work force costs and determined, based upon our current expectations, that our reserves for these items were adequate. These amounts are based upon our best estimates with respect to timing of the wind down process and ultimate resolution of contractually required payments. Due to the significance of the estimates involved, the final costs for the wind down of the product line could materially differ from the recorded amounts. Due to the change from our original plan to sell this product line, in the second quarter of 2002, we reclassified the generator product line as held for use from held for sale. No additional adjustments were required as the result of the reclassification.

      The wind down process affects a number of parties, including our customers, employees and suppliers. Discussions with these affected parties have progressed materially and are expected to continue throughout 2003. We have notified our customers of the wind down and are supporting the customers in the selection of replacement suppliers. Our generator business had annual sales of approximately $0.5 billion, and we expect to see a meaningful decline in generator sales over the next twelve months. Advanced and development engineering for the generator product line has been discontinued for all but committed programs. Capital expenditures supporting the generator product line for 2002 were curtailed and were generally expensed when incurred. Capital expenditures previously planned for 2003 have been substantially eliminated. In the fourth quarter of 2002, we licensed certain generator intellectual property and sold selected generator manufacturing assets used in Poland. We expect the redundant workforce to grow as a result of the wind down process, and we expect to resolve their employment status by late in 2003, concurrent with the expiration of our labor contracts. Such resolution, which will affect the final cost for the wind down, could include retirements, transfers to other facilities, paid separations, continued redundant status and/or replacement work.

      We expect to pay the estimated contractually required redundant workforce payments related to our unionized U.S. manufacturing operations in cash, of which $28 million has been paid through December 31, 2002.

      Operating Income (Loss). Operating income was $690 million for 2002 compared to operating loss of $(284) million in 2001. To facilitate analysis of our operating income by product sector, we have excluded the 2002 net restructuring and product line charges of $262 million, and the first quarter 2001 restructuring and impairment charges of $599 million, the fourth quarter 2001 product line impairment and other charges of $203 million, and 2001 goodwill amortization of $35 million from the information presented below:

	Year Ended
	December 31,

Product Sector	2002(a)	2001(b)(c)

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(19)	$(33)

Other Electronics & Mobile Communication	429	319

Total Electronics & Mobile Communication	410	286

Safety, Thermal & Electrical Architecture	544	362

Dynamics & Propulsion	76	(8)

Other	(78)	(87)

Total operating income	$952	$553

(a)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(b)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other. Also, excludes the fourth quarter 2001 product line and venture impairment and other charges of $203 million with $9 million for Electronics & Mobile Communication and $194 million for Dynamics & Propulsion.

(c)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased amortization of purchased goodwill. Accordingly, 2001 excludes goodwill amortization of $35 million with $4 million for Electronics & Mobile Communication, $10 million for Safety, Thermal & Electrical Architecture, $19 million for Dynamics & Propulsion and $2 million for Other.

      The increase in operating income by sector from 2001 primarily reflects increased volume and material cost reductions, partially offset by approximately $450 million of price reductions. Manufacturing cost savings were also realized as a result of our restructuring plans and continued efficiency improvements, partially offset by higher wages and increased U.S. pension and healthcare expenses. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income as we manage our currency exposures through hedging techniques, including derivative instruments. Mobile MultiMedia reported an operating loss of $19 million reflective of the ongoing high level of investment in engineering and research and development related to the start-up of this high-tech business.

      Interest Expense. Interest expense decreased by $31 million primarily attributable to lower interest rates during 2002.

      Other Income (Expense), Net. Other income (expense), net was $32 million in 2002 as compared to other income (expense), net of $(22) million in 2001. Excluding the first quarter 2001 impairment of $18 million and the fourth quarter impairments of $52 million, 2001 other income, net was $48 million. The decrease from 2001 as adjusted, is primarily due to increased minority interest expense for our consolidated joint ventures, primarily in China.

      Taxes. Our effective tax rate for 2002 was 35% compared to 30% for 2001. These rates reflect our inability, in certain jurisdictions, to fully tax effect the restructuring initiatives and a portion of the fourth quarter 2001 impairment charges. Our effective tax rate, in both years, excluding the net restructuring and product line charges in 2002 and restructuring and impairment charges and goodwill amortization in 2001 was 35%. Our fourth quarter 2002 effective tax rate was 31%. As discussed in “Outlook” below, we expect our effective tax rate to be 31%-32% in 2003.

      Net Income (Loss). Our net income was $343 million for 2002 as compared to a net loss of $(370) million for 2001. Excluding the 2002 restructuring and generator product line charges of $174 million after-tax, net income would have been $517 million compared to net income of $248 million for 2001, which excludes first quarter 2001 restructuring and impairment charges of $404 million after-tax, fourth quarter 2001 product line and venture impairment and other charges of $186 million after-tax, and goodwill amortization of $28 million after-tax.

      Earnings (Loss) Per Share. Basic and diluted earnings per share was $0.61 for 2002 compared to basic and diluted loss per share of $(0.66) for 2001. Excluding the 2002 restructuring and generator product line charges of $174 million after-tax, basic and diluted earnings per share would have been $0.92, compared to basic and diluted earnings per share of $0.44 for 2001, which exclude first quarter 2001 restructuring and impairment charges of $404 million after-tax, fourth quarter 2001 product line and venture impairment and other charges of $186 million after-tax, and 2001 goodwill amortization of $28 million after-tax.

          2001 versus 2000

      Net Sales. Consolidated net sales by product sector and in total for the years ended December 31, 2001 and 2000 were:

	Year Ended
	December 31,

Product Sector	2001	2000

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$373	$322

Other Electronics & Mobile Communication	4,427	5,004

Total Electronics & Mobile Communication	4,800	5,326

Safety, Thermal & Electrical Architecture	9,030	9,936

Dynamics & Propulsion	12,628	14,202

Other	(370)	(325)

Consolidated net sales	$26,088	$29,139

      Consolidated net sales for 2001 were $26.1 billion compared to $29.1 billion for 2000. Our reduced sales primarily reflected weak North American vehicle production schedules, the elimination of non-performing and non-core businesses and year over year weaknesses in the euro. Net sales to GM declined by $3.0 billion, principally due to reduced vehicle production volumes in North America and our ongoing elimination of marginally profitable and unprofitable product lines. As a percent of our total revenue for 2001, our non-GM sales were 32% compared to 29% for 2000, which reflects our continued focus on diversifying our customer base. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $650 million, or 2.2%, for 2001 compared to approximately $524 million or 1.8% for 2000. Mobile Multimedia sales grew 16% in 2001. Net sales for such products increased from

$322 million in 2000 to $373 million in 2001, despite customers’ decisions to delay product launches and a decline in demand during the latter part of 2001 for certain telematics products.

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

      Depreciation and Amortization. The increase in depreciation and amortization, compared to 2000 amounts, primarily represents the impact of ongoing capital expenditures and long-lived asset write-downs of $128 million recorded in 2001. The restructuring plans slightly reduced, but did not significantly change, our depreciation and amortization expense trend.

      Operating Income (Loss). Operating loss was $(284) million for 2001 compared to operating income of $1,693 million in 2000. To facilitate analysis of our operating income by product sector, we have excluded the first quarter 2001 restructuring and impairment charges of $599 million, fourth quarter 2001 product line impairment charges of $203 million, and 2001 goodwill amortization of $35 million, as well as the 2000 one-time non-cash charge of $51 million resulting from acquisition-related in-process research and development and 2000 goodwill amortization of $31 million from the information presented below:

	Year Ended
	December 31,

Product Sector	2001(a)(c)	2000(b)(c)

	(in millions)
Electronics & Mobile Communication

Mobile MultiMedia	$(33)	$(23)

Other Electronics & Mobile Communication	319	497

Total Electronics & Mobile Communication	286	474

Safety, Thermal & Electrical Architecture	362	679

Dynamics & Propulsion	(8)	678

Other	(87)	(56)

Total operating income	$553	$1,775

(a)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million with $78 million for Electronics & Mobile Communication, $214 million for Safety, Thermal & Electrical Architecture, $280 million for Dynamics & Propulsion and $27 million for Other. Also, excludes the fourth quarter 2001 product line impairment charges of $203 million with $9 million for Electronics & Mobile Communication and $194 million for Dynamics & Propulsion.

(b)	Excludes the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development for Dynamics & Propulsion. At December 31, 2002, the project components of our acquired in-process research and development were at various stages of completion from 75% to 100% and have not varied substantially from our original assumptions.

(c)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased amortization of purchased goodwill. Accordingly, 2001 excludes goodwill amortization of $35 million with $4 million for Electronics & Mobile Communication, $10 million for Safety, Thermal & Electrical Architecture, $19 million for Dynamics & Propulsion and $2 million for Other, and 2000 excludes goodwill amortization of $31 million with $4 million for Electronics & Mobile Communication, $8 million for Safety, Thermal & Electrical Architecture, $18 million for Dynamics & Propulsion and $1 million for Other.

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

      Net Income (Loss). Our net loss was $(370) million for 2001 as compared to net income of $1,062 million for 2000. Excluding the first quarter restructuring and impairment charges of $404 million after-tax, fourth quarter product line and venture impairment and other charges of $186 million after-tax, and goodwill amortization of $28 after-tax, net income for 2001 would have been $248 million compared to $1,120 million for 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development, and $26 million after-tax of goodwill amortization.

      Earnings (Loss) Per Share. Basic and diluted loss per share was $(0.66) for 2001 compared to basic and diluted earnings per share of $1.89 and $1.88, respectively, for 2000. Excluding the first quarter restructuring and impairment charges of $404 million after-tax, fourth quarter product line and venture impairment and other charges of $186 million after-tax, and goodwill amortization of $28 million after-tax, basic and diluted earnings per share for 2001 would have been $0.44, compared to basic and diluted earnings per share of $2.00 and $1.99, respectively, for 2000, which excludes the one-time, non-cash charge of $32 million after-tax resulting from acquisition-related in-process research and development, and $26 million after-tax of goodwill amortization.

Liquidity and Capital Resources

      The following are some key metrics that we use when we internally monitor our liquidity and capital resources. Our net liquidity, which is calculated as cash and cash equivalents less total debt, was $(1,752) million at December 31, 2002 as compared to $(2,596) million at December 31, 2001. The improvement is due principally to our decision to enter into transactions to sell $639 million of our accounts receivable at December 31, 2002. Excluding these transactions, our net liquidity, on a comparable basis to 2001 would have been $(2,391) million.

      At December 31, 2002, our ratio of debt to total capital was 68.4%, as compared to 59.2% at December 31, 2001. Our stockholders’ equity was decreased in both years by minimum pension liability adjustments to equity. At December 31, 2002 and 2001, excluding these charges, our debt to total capital ratios were 45.0% and 51.6%, respectively. Additionally, our debt at December 31, 2002, was reduced as a result of the sale of $639 million of accounts receivable. Including accounts receivable that were sold and excluding the minimum pension liability adjustments, our debt to total capital ratio at December 31, 2002 would have been 50.2%. We believe that adding back the sale of accounts receivable most closely approximates the basis on which various rating agencies analyze Delphi.

	December 31,

	2002	2001

	(in millions)

Cash and cash equivalents	$1,014	$757

Notes payable and current portion of short-term debt	$682	$1,270

Long-term debt	2,084	2,083

Total debt	$2,766	$3,353

Total stockholders’ equity	$1,279	$2,312

Total capital (total debt plus total stockholders’ equity)	$4,045	$5,665

Ratio of total debt to total capital	68.4%	59.2%

Minimum pension liability adjustment to stockholders’ equity	$2,098	$830

Total stockholders’ equity, excluding minimum pension liability adjustment	$3,377	$3,142

Total capital, excluding minimum pension liability	$6,143	$6,495

Ratio of total debt to total capital (excluding minimum pension liability)	45.0%	51.6%

Ratio of total debt to total capital (including accounts receivable that were sold and excluding minimum pension liability)	50.2%	51.6%

          Debt Capitalization and Available Financing Sources

      Our unsecured debt includes $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. In November 2002, we filed a universal shelf registration with the Securities and Exchange Commission permitting us to issue up to $2.0 billion of debt or equity securities. The company continues to evaluate alternative pension funding scenarios for shareholder value enhancement while also being suitable from a bondholder perspective.

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2003. As of December 31, 2002, there were no amounts outstanding under the Credit Facilities. Our Credit Facilities also contain certain affirmative and negative covenants including, among others, requirements for a debt coverage ratio. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with all such covenants as of December 31, 2002.

      Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $0.3 billion was outstanding as of December 31, 2002. We also have approximately $100 million available under uncommitted lines of credit. As of December 31, 2002, there was no amount outstanding under these uncommitted lines of credit. Other amounts outstanding primarily relate to borrowings by certain of our international subsidiaries. At December 31, 2002, our total debt was $2.8 billion.

      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have long-term credit ratings of BBB/Baa2/BBB, respectively, and short-term credit ratings of A3/P2/F2, respectively, which were reviewed by the rating agencies in December 2002. Although not currently anticipated, if we were downgraded to BBB-/Baa3/BBB-, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may increase. In addition, as a result of our short-term credit ratings, our access to the commercial paper market has recently been limited. As further described below, we were able to refinance commercial paper using a number of programs. To the extent that current levels of commercial paper become unavailable, these alternative financing programs as well as other means of financing, would be utilized.

      Our short-term credit rating by Standard & Poor’s was lowered to A3 in the fourth quarter of 2002. The short-term rating reflects Standard & Poor’s concerns surrounding reduced financial flexibility resulting from our pension liabilities as well as our continued exposure to capital market conditions and the risk of 2003 U.S. labor contract negotiations. We believe that our pension obligations are manageable; see “Outlook — U.S. Pension Plans” below for further discussion. However, as a result of this short-term credit rating, our access to the commercial paper market has been limited during the fourth quarter 2002. We are working to improve our credit rating and re-access the commercial paper market. However, in the interim we have entered into several other programs to provide us with our short-term cash needs. These programs are described below.

      We expect to establish a U.S. accounts receivable securitization program during the first part of 2003. This program would permit us to borrow against our U.S. accounts receivable. In addition, to the extent it is cost-effective and efficient we are considering entering into other types of short-term borrowing programs, including additional factoring or other securitization programs.

      In order to provide financial flexibility to Delphi and our suppliers, we maintain a program through General Electric Capital Corporation (GECC) pursuant to a trade payables agreement. When the Delphi supplier elects to participate in the program, GECC pays the supplier the amount due from Delphi, prior to the due date of the accounts payable. In exchange for the early payment, our suppliers accept a discounted payment. On the original due date of the payables, we pay GECC the full amount. These amounts are classified as accounts payable in the consolidated balance sheet of Delphi; at December 31, 2002, we had approximately $164 million due to GECC under this program.

      Starting in the fourth quarter of 2002, we exercised our right to enter into another agreement with GECC, whereby we are permitted to defer payment on these accounts payable discussed above to GECC for a period of up to 67 days, and in exchange we pay GECC a fee for the period of such deferral. As of December 31, 2002, we have elected to defer payment on approximately $132 million of such payables; these amounts have been classified as short-term debt.

      Also in the fourth quarter of 2002, we entered into a program where GECC paid certain suppliers, on our behalf, the regularly scheduled payment according to the terms of our purchase orders with those suppliers. We elect, for a fee, to pay GECC at a date generally 30 days later than the regularly scheduled payment terms. At December 31, 2002 we have elected to delay approximately $155 million that has been paid by GECC for us, and is also classified as short-term debt.

      In addition, one of our customers has arranged with GECC to provide a trade payables program to its suppliers. During the fourth quarter of 2002, we elected to participate in this program as well. The program permits us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in this program, our receivables are reduced and our cash balances are increased. At December 31, 2002, our receivables were reduced by $490 million as a result of this program.

      Finally, in the fourth quarter of 2002, we entered into new accounts receivable sale programs in Europe. At December 31, 2002, we had sold approximately $149 million of receivables under these programs. From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

      The following table summarizes our cash outflows resulting from financial contracts and commitments:

	Payments due by Period

			2004 &	2006 &
	Total	2003	2005	2007	Thereafter

	(in millions)

Debt and capital lease obligations	$2,766	$682	$569	$509	$1,006

Operating lease obligations	523	146	183	124	70

Contractual commitments for capital expenditures	584	567	17	—	—

Other contractual purchase commitments, including information technology	1,204	257	483	457	7

Total	$5,077	$1,652	$1,252	$1,090	$1,083

      We have guaranteed the borrowings of one venture for approximately $15 million. We do not expect the guarantee to have any effect on our financial condition, results of operations or cash flows. We have no other financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations nor have we guaranteed such items) to or on behalf of entities that are excluded from our consolidated financial statements. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2002, no such losses existed.

      Delphi leases certain property, primarily land and buildings, under leases commonly known as synthetic operating leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties upon lease expiration. The leases generally expire within the next three to five years and can be extended based upon the terms of the Agreements. In aggregate, our purchase price, if we chose to exercise such options, approximates $138 million. These leases also require us to guarantee a minimum value of $115 million upon expiration of the leases. The lease agreements also contain provisions requiring us to indemnify the lessors for environmental liabilities associated with the property under certain circumstances. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount. However, we do not expect such amounts, if any, to be material. In addition, certain of these lease facilities contain cross-default provisions to our Credit Facilities. At December 31, 2002, the aggregate fair value of these properties under such leases exceeds the minimum value guaranteed.

      Delphi’s cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in most operations of our North American customers for approximately two weeks in July and one week in December and reduced production in Europe during the months of July, August and one week in December. We believe that Delphi has sufficient financial flexibility to fund these fluctuations, although there can be no assurance that this will be the case. In addition, we believe that our capital resources and liquidity position are sufficient to satisfy our funding needs during our three-year business planning cycle. Requirements for working capital, pension contributions, acquisitions, capital expenditures, dividends, repayment of debt securities, payments for purchase options and residual guarantees on operating leases, and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings, our Credit Facilities, operating leases and other available financing sources as necessary.

      For additional information on Delphi’s Credit Facilities and other funding sources, see Note 8 to the consolidated financial statements.

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $2.1 billion for the year ended December 31, 2002 compared to $1.4 billion in 2001 and $0.3 billion in 2000. Net cash provided by operating activities in 2002 was particularly impacted by our decision to sell certain receivables rather than issue commercial paper to finance our short-term cash requirements. An increase in accounts payable, primarily due to purchases supporting higher production levels, also positively impacted our cash flows. Conversely, our working capital was negatively impacted by an increase in inventory, principally to support higher production levels. Net cash provided by operating activities in 2002 was also impacted by a $400 million voluntary contribution to our U.S. hourly pension plan and a $143 million payment to GM for previously recorded separation related obligations for other postretirement benefits. The payment to GM represented the final payment required to settle our separation-related obligations.

      Net cash provided by operating activities in 2001 resulted from improved working capital management partially offset by a $205 million payment to GM for previously recorded separation related obligations.

      Investing Activities. Cash flows used in investing activities totaled $1.0 billion, $1.4 billion and $2.1 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The use of cash in 2002 reflects capital expenditures related to ongoing operations. The use of cash during 2001 reflects the acquisitions of Delphi Mechatronic Systems and Delphi Connections Systems-Specialty Electronics for an aggregate of approximately $0.3 billion and capital expenditures related to ongoing operations.

      Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	2002	2001	2000

	(in millions)

Electronics & Mobile Communication	$237	$238	$315

Safety, Thermal & Electrical Architecture	304	304	381

Dynamics & Propulsion	479	497	566

Other	15	18	10

Total capital expenditures	$1,035	$1,057	$1,272

North America	$708	$699	$914

Europe, Middle East & Africa	269	283	263

Asia-Pacific	39	56	42

South America	19	19	53

Total capital expenditures	$1,035	$1,057	$1,272

      As of December 31, 2002, Delphi had approximately $584 million in outstanding capital commitments. We expect capital expenditures to be approximately $1.1 billion in 2003. We currently expect approximately 50% of our 2003 capital expenditures to occur outside the United States. We also expect to utilize operating cash flow and possibly some of our debt capacity to undertake shareholder value-enhancing activities. Such activities could include strategic acquisitions that will build upon existing core competencies and expand our market coverage in both traditional automotive and non-automotive markets and a share repurchase program.

      Financing Activities. Net cash (used in) provided by financing activities was $(0.8) billion, $13 million and $1.1 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in financing activities during 2002 reflected repayments of commercial paper, dividend payments and treasury stock purchases. Cash provided by financing activities for 2001 includes the net proceeds from a $500 million public debt offering offset by repayments under our commercial paper program.

      Dividends. The Delphi Board of Directors declared dividends on Delphi common stock of $0.07 per share on March 13, June 27, September 4, and December 4, 2002, which were paid on April 22, August 5, October 15, 2002 and January 15, 2003, respectively.

      Stock Repurchase Program. The Board of Directors has authorized the repurchase of up to 22.5 million shares of Delphi common stock through the first quarter of 2003 to fund stock options and other employee benefit plans. We repurchased approximately 11 million shares in the open market during 2002 and 2001, to offset the effect of shares issued under those plans and to provide for a more consistent number of shares outstanding; of the 22.5 million shares authorized, 11.5 million shares remain available for repurchase.

Outlook

      Realignment. In October 2002, we announced a realignment of our business sectors, which was effective on January 1, 2003. The realignment and the resultant assignment of new responsibilities to certain of Delphi’s senior leadership was done to strengthen the Company’s focus on customer relationships and growth, accelerate lean transformation across key business processes and place more emphasis on initiatives to resolve under-performing assets in our portfolios. Beginning January 1, 2003, the Company has three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion & Thermal Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems product lines.

•	Electrical, Electronics, Safety & Interior Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group is comprised of product lines and plant sites that do not meet our targets for net income or other financial metrics. This will further enable consistent and targeted management focus on finding solutions to these businesses.

      The realignment is designed to increase focus on products and services having the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans.

      As part of the realignment, Alan S. Dawes was promoted to Vice Chairman and Chief Financial Officer, retaining his prior responsibilities, while assuming oversight for the Automotive Holdings Group. Dawes’ oversight will provide synergy between finance, the mergers and acquisitions activity and the team responsible for seeking the best alternative for challenged businesses. Donald L. Runkle was promoted to Vice Chairman and Chief Technology Officer. He is the senior executive responsible for product leadership, streamlining processes, and integrating the critical efforts of purchasing, engineering and manufacturing to raise corporate performance to the next level of a lean enterprise. In addition, Rodney O’Neal was named President of the newly formed Dynamics, Propulsion & Thermal Sector, David B. Wohleen was named President of the newly formed Electrical, Electronics, Safety & Interior Sector, Jose Maria Alapont was given a newly created position as President, International Operations and Vice President of Sales and Marketing, and James A. Bertrand, President of Safety & Interior Systems, received the additional title of President of the Automotive Holdings Group reporting to Alan S. Dawes.

      General. Based on preliminary first quarter 2003 schedules it appears our North American production schedules will remain firm, however, we are cautious that this stability could be impacted by weakening vehicle retail sales and will be somewhat offset by continued softness in other major automotive markets. Our non-GM revenue grew by 13% during 2002, and represents 35% of our sales, up from 32% in the same period last year. Driven by an outlook for strong non-GM sales growth, and assisted by restructuring and other cost reduction activities, we expect our 2003 sales to be approximately $28 billion, slightly higher than our 2002 sales of $27.4 billion. Non-GM revenue is expected to be $10.8 billion, accounting for 39% of total revenue for 2003. We expect net income will be approximately $600 million.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions as well as wages in non-U.S. locations. As previously announced, we are in the process of winding down our generators product line. We expect to see a meaningful decline in generator sales over the next twelve months. Advanced and development engineering for the generator product line has been discontinued for all but committed programs. Capital expenditures supporting the generator product line for 2002 were curtailed, and capital expenditures previously planned for 2003 have been eliminated.

      In 2003, as a result of tax structuring and planning activities, substantial earnings from the Asia-Pacific region will be considered indefinitely reinvested in foreign operations, having the effect of decreasing residual U.S. taxes on those foreign earnings. This change is expected to reduce Delphi’s effective tax rate to 31%-32% in 2003.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 65% of our net sales for 2002. Our sales to GM have declined since the Separation; principally reflecting the impact of customer driven price reductions and the elimination of non-profitable businesses as well as GM’s diversification of its supply base and recent changes in our vehicle content and the product mix supplied to them. We also continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline further. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. Our GM North America content per vehicle for 2002 was $2,774, and we anticipate our 2003 content per vehicle will be $2,675. We continue to project our sales beyond 2002 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales slightly decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot assure you that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

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

      U.S. Pension Plans. Delphi sponsors defined benefit pension plans covering certain hourly and salaried employees in the U.S. On December 31, 2002, the projected benefit obligation exceeded the market value of plans assets by $4.1 billion, compared to $2.4 billion at December 31, 2001. The increase in the underfunded status of our plans is primarily due to a 50 basis point decline in the discount rate used to value the liabilities and the impact of the unfavorable asset return environment, partially offset by a $0.4 billion pension contribution made during 2002. While the interest rate and asset return environment significantly impacted the funded status of our plans, Delphi does not expect to have minimum funding requirements, as set forth in employee benefit and tax laws, before 2004. Delphi contributed $0.35 billion to the pension plan in January 2003 and we expect to contribute an additional $0.25 billion later this year for a total of $0.6 billion in 2003. Considering our contributions to date in 2003 and assuming all other factors are consistent with our year end valuation, the underfunded status of our plans would be reduced to $3.75 billion. While contributions subsequent to 2003 are dependent on asset returns and a number of other factors, if we make contributions of $0.6 billion in 2003 we would be required by employee benefit and tax laws to make contributions of approximately $0.5 billion in 2004 and approximately $1 billion in 2005. Delphi is currently evaluating alternative funding strategies to pull ahead the funding of our pension obligations through various financial instruments whose maturity will match the timeframe of our employees’ demographics. Delphi’s objective is to have an individual’s pension fully funded at retirement.

      The discount rate that we utilized for determining future pension obligations was based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized rating agencies. The discount rate determined on that basis decreased from 7.25% for 2001 to 6.75% for 2002. This 50 basis point decline in the discount rate had the effect of increasing the underfunded status of our U.S. pension plans by approximately $0.6 billion.

      For 2002, Delphi assumed a long-term asset rate of return of 10%. In developing the 10% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. We also considered Delphi’s post-spin off and GM’s pre-spin off historical 15-year compounded return (period ended December 31, 2001), which was in line with our long-term rate of return assumption. In light of continued poor investment performance in the global equity markets during 2002, declining bond yields and slightly revised long-term inflation assumptions, Delphi reassessed the expected long-term pension asset return assumption and reduced it from 10% to 9%, effective January 1, 2003. This change did not impact 2002 pension expense, but it will adversely impact pension expense beginning in 2003 (see below for further information). The 9% long-term asset return assumption for 2003 is based on an asset allocation assumption of 50%-75% with U.S. and international equity managers, 25%-40% with fixed income managers, and 0%-10% with other asset managers (primarily real estate). Delphi’s asset managers regularly review the actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. At December 31, 2002 our actual asset allocation was generally consistent with our asset allocation assumption.

      Delphi’s U.S. pension expense was $293 million, $233 million and $164 million in 2002, 2001 and 2000, respectively. We base our determination of the asset return component of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of December 31, 2002 we had cumulative asset losses of approximately $1 billion, which remain to be recognized in the calculation of the market-related value of assets.

      The declining interest rate environment and asset losses versus asset return expectations in 2000, 2001 and 2002 resulted in an accumulated actuarial loss of $3.5 billion at December 31, 2002. Of this amount $1.9 billion is not considered when determining 2003 pension expense. The loss not considered relates to the deferred market value of asset adjustments, which is excluded until that loss is recognized in our market related value of assets, and the loss that falls within our corridor (10% of the pension benefit obligation or fair market value of assets, whichever is higher) which is excluded in accordance with SFAS No. 87 “Employer’s Accounting for Pensions.” The remaining actuarial loss of $1.6 billion at December 31, 2002 is amortized over the remaining service life of our pension plan participants. This amortization will increase 2003 pension expense by approximately $120 million.

      For 2003, we expect pension expense to exceed 2002 pension expense by about $0.2 billion. About $70 million of the increase relates to the 100 basis point reduction in the long-term asset return assumption, about $60 million relates to the 50 basis point decline in the discount rate during 2002 and the balance of about $70 million primarily relates to the impact of the 8.9% asset loss incurred on pension assets in 2002. These increases include the impact of the amortization of actuarial losses mentioned above.

Inflation

      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

Deferred Income Taxes

      As more fully described in Note 5 to our consolidated financial statements, at December 31, 2002, Delphi’s consolidated balance sheet included a net deferred tax asset of approximately $4.0 billion. This net deferred tax asset relates to temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Approximately $3.1 billion of the net deferred tax asset balance is related to our obligations for postretirement and pension benefits and approximately $0.5 billion, net of valuation allowance, is related to net operating loss carryforwards. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and certain other countries and future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has considered various factors in assessing the probability of realizing these deferred tax assets including:

•	Delphi’s operating results, excluding the impact of special items, over the most recent three-year period and overall financial forecasts of book and taxable income for the 2003-2005 period.

•	The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, to manage the degree to which Delphi generates significant U.S. federal tax net operating losses.

•	The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

Environmental Matters

      Delphi is subject to various laws governing the protection of the environment including laws regulating air emissions, water discharges and waste management. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. However, such expenditures were not material during the years ended December 31, 2002, 2001 and 2000 and are not expected to be material in 2003 or 2004. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

      We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been discovered. In addition, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on information gathered to date, Delphi has been identified as the largest waste-generator PRP, however we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of the overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the EPA to perform a Remedial

Investigation and Feasibility Study concerning a portion of the site. We have reserved approximately $2 million for our share of the expected investigation costs. Although we believe that these reserves are adequate, because the scope of the investigation is still being determined, we cannot assure you that our share of the investigative costs and ultimate cost, if any, to remediate the site will not exceed the amount of these reserves.

      Delphi may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. At December 31, 2002, our reserve for such environmental investigation and cleanup was approximately $12 million, which reflects, in part, the retention by GM of the environmental liabilities for certain inactive sites, as part of the Separation. The policies adopted to properly reflect the monetary impact of environmental matters are discussed in Note 1 to the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

      The FASB has issued several accounting pronouncements that will become effective for us in the future. These include:

•	SFAS No. 143, “Accounting for Asset Retirement Obligations”

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

•	SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”

•	FASB Interpretation 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees of Indebtedness of Others”

      The adoption of these accounting pronouncements will not have a material effect on our results of operations or financial position; however certain additional disclosures may be required.

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities”. The Interpretation addresses the consolidation of variable interest entities, more commonly referred to as special purpose entities. The Interpretation immediately applies to entities created after January 31, 2003, and after July 1, 2003 for existing variable interest entities. As discussed above, we have entered into certain synthetic operating leases for certain operating assets that would require consolidation under this Interpretation. We expect to terminate those agreements prior to July 1, 2003; if we do not do so, we may be required to include an additional $138 million in assets and liabilities on our balance sheet.

Significant Accounting Policies and Critical Accounting Estimates

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

      We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

      The table below presents information about the nature and rationale for Delphi’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used

Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold. VMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact our exposure to these costs.	We base our estimate on historical trends of units sold, and payment amounts combined with our current understanding of the status of existing claims and discussions with our customers.

Pension and other post-retirement benefits	Pension and other post- retirement benefits	In calculating our obligation and expense, we are required to select certain actuarial assumptions, as more fully described in Note 9 to our consolidated financial statements. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs.	Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries.

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used

Property, plant and equipment, goodwill and other long-term assets	Valuation of long-lived assets and investments	We are required from time-to-time to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.

Deferred income taxes	Recoverability of deferred tax assets (in particular, net operating loss carryforwards)	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.

      In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for doubtful accounts receivable and reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our financial statements.

Forward-Looking Statements

      All statements contained or incorporated in this report, to the extent they are not limited to historical fact, which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales or earnings expectations, savings expected as a result of our global restructurings or other initiatives, portfolio restructuring plans, volume growth, share of sales, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor protection provided by this Act. These statements are made on the basis of management’s current views and assumptions with respect to future events; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Delphi does not intend or assume any obligation to update any of these forward-looking statements. Principal important factors, risks and uncertainties, which may cause actual results to differ from those expressed in such forward-looking statements, include, but are not limited to:

•	Our ability to execute our portfolio and other global restructuring plans in a manner which satisfactorily addresses any resultant antitrust, labor issues, customer concerns, and other matters, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and to achieve the benefits relating to reduced structural costs and improved earnings power that we expect from these plans.

•	Our ability to achieve the labor benefits expected from our separation from GM.

•	Our ability to generate cost savings and operational improvements in the future sufficient to offset contractually or competitively required price reductions, price reductions necessary to win additional business and increases in raw material or labor costs, including increased funding requirements for pensions or healthcare costs.

•	Our ability to generate sufficient excess cash flow to meet increased pension and OPEB funding obligations, whether because of market volatility which adversely impacts our asset return expectations, the declining interest rate environment or otherwise.

•	Our ability to maintain financial flexibility to make payments for pensions and other postretirement employee benefits and to implement capital expenditures, all at the levels and times planned by management.

•	Our ability to increase sales to customers other than GM.

•	Our continued dependence on GM as our largest customer and our ability to retain GM business, by continuing to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.

•	Potential increases in our warranty costs, including increases due to any assertions by our customers that they intend to vigorously pursue warranty claims against Delphi.

•	Changes in the operations, financial condition, results of operations, market share or product offerings and pricing strategies of our customers, including our largest customer, GM, or significant business partners.

•	Changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific), including the effects of current economic problems in Asia, Brazil and other regions of Latin America, including Mexico and Argentina.

•	Currency exchange rate fluctuations in the markets in which we operate.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise.

•	Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant downturns in the vehicle production rate in North America, Europe or other markets in which we operate and the cyclical nature of the automotive industry.

•	Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates.

•	Costs relating to legal and administrative proceedings (such as environmental, commercial, product liability and intellectual property related), including adverse judgments against Delphi if we fail to prevail in reversing such judgments, or associated with product recalls or warranty or adoption of new or updated accounting policies and practices.

•	Our ability to respond to changes in technology and technological risks, and to protect and exploit our patents and other intellectual property rights.

•	The impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

•	Our ability to adapt our product offerings to meet changing consumer preferences and vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.

•	Other factors, risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

      A discussion of our accounting policies for derivative instruments is included in Note 1 to our consolidated financial statements included elsewhere in this report and further disclosure is provided in Note 14 to those consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests which assume instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

Currency Exchange Rate Risk

      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant currency exposures relate to the Mexican peso, euro, Canadian dollar, Japanese yen, Singapore dollar, Polish zloty, British pound and Brazilian real. As of December 31, 2002 and 2001, the net fair value asset (liability) of all financial instruments with exposure to currency risk was approximately $114 million and $(393) million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $68 million at December 31, 2002 and $20 million at December 31, 2001. The impact of a 10% adverse change in rates on fair value differs from a 10% change in the net fair value asset (liability) due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $2 million and $21 million at December 31, 2002 and December 31, 2001, respectively. If the price of the commodities that are being protected by our commodity swaps and options contracts changed adversely by 10%, the December 31, 2002 fair value liability of our commodity swaps and options contracts would increase by $13 million to $15 million, and the December 31, 2001 fair value liability would increase $17 million to $38 million. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps and options contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

      A portion of our borrowings from third party credit sources is comprised of $2.0 billion in fixed rate term debt maturing in 2004, 2006, 2009 and 2029. We also issue commercial paper and factor accounts receivable in the U. S. and in Europe. Our outstanding commercial paper balance was $1.1 billion at December 31, 2001 and decreased, in the fourth quarter of 2002, to $0.3 billion at December 31, 2002. Our daily average outstanding balance for 2002 was $782 million. The maturities on commercial paper have been short-term with the majority maturing within one month. When commercial paper matures, it may be re-issued at the then current market rate. In addition, factoring programs fees are based upon an interest rate component. However, given our reliance on fixed rate borrowings to fund long-term requirements, we believe our interest rate risk exposure is limited and accordingly, we have not entered into any derivative instruments to manage interest rate risk.

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

      Deloitte & Touche LLP, an independent audit firm, is engaged to audit the consolidated financial statements of Delphi and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The independent auditors’ report follows this report.

      The Board of Directors, through the Audit Committee (composed entirely of independent Directors) is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors (subject to shareholder ratification) and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the Vice President of Audit Services and Corporate Auditor meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, to review any significant findings or recommendations, and to assess the effectiveness of internal controls. Each quarter, the Audit Committee meets with management and privately with the independent auditors in advance of the public release of operating results, and filing of annual and quarterly reports with the Securities and Exchange Commission. It is management’s conclusion that internal controls at December 31, 2002 provide reasonable assurance that the books and records reflect the transactions of Delphi and that the businesses comply with established policies and procedures. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ J.T. Battenberg III	/s/ Alan S. Dawes	/s/ John D. Sheehan

J.T. Battenberg III	Alan S. Dawes	John D. Sheehan
Chairman, Chief Executive	Vice Chairman and	Chief Accounting Officer
Officer and President	Chief Financial Officer	and Controller

INDEPENDENT AUDITORS’ REPORT

Delphi Corporation:

      We have audited the accompanying consolidated balance sheets of Delphi Corporation (“Delphi”), as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Delphi. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delphi as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Detroit, Michigan

January 16, 2003

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per
	share amounts)

Net sales:

General Motors and affiliates	$17,862	$17,624	$20,665

Other customers	9,565	8,464	8,474

Total net sales	27,427	26,088	29,139

Operating expenses:

Cost of sales, excluding items listed below	24,014	23,216	24,744

Selling, general and administrative	1,510	1,470	1,715

Depreciation and amortization	988	1,150	936

Restructuring (Note 2)	225	536	—

Acquisition-related in-process research and development (Note 3)	—	—	51

Total operating expenses	26,737	26,372	27,446

Operating income (loss)	690	(284)	1,693

Less: interest expense	(191)	(222)	(183)

Other income (expense), net (Note 11)	32	(22)	157

Income (loss) before income taxes	531	(528)	1,667

Income tax expense (benefit) (Note 5)	188	(158)	605

Net income (loss)	$343	$(370)	$1,062

Earnings (loss) per share (Note 1)

Basic	$0.61	$(0.66)	$1.89

Diluted	$0.61	$(0.66)	$1.88

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$1,014	$757

Accounts receivable, net:

General Motors and affiliates	2,304	2,829

Other customers	1,712	1,778

Inventories, net (Note 4)	1,769	1,621

Deferred income taxes (Note 5)	502	319

Prepaid expenses and other	241	194

Total current assets	7,542	7,498

Long-term assets:

Property, net (Note 6)	5,944	5,724

Deferred income taxes (Note 5)	3,649	3,152

Goodwill, net	699	630

Other	1,482	1,598

Total assets	$19,316	$18,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt (Note 8)	$682	$1,270

Accounts payable	3,060	2,779

Accrued liabilities (Note 7)	2,118	1,801

Total current liabilities	5,860	5,850

Long-term liabilities:

Long-term debt (Note 8)	2,084	2,083

Pension benefits (Note 9)	3,568	2,146

Postretirement benefits other than pensions (Note 9)	5,120	4,702

Other	1,405	1,509

Total liabilities	18,037	16,290

Commitments and contingencies (Note 10)

Stockholders’ equity:

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2002 and 2001	6	6

Additional paid-in capital	2,445	2,450

Retained earnings	1,530	1,343

Accumulated other comprehensive income (loss):

Minimum pension liability	(2,098)	(830)

All other components	(493)	(567)

Treasury stock, at cost (6.9 million and 4.8 million shares in 2002 and 2001, respectively)	(111)	(90)

Total stockholders’ equity	1,279	2,312

Total liabilities and stockholders’ equity	$19,316	$18,602

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(in millions)

Cash flows from operating activities:

Net income (loss)	$343	$(370)	$1,062

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization, excluding amortization of goodwill	988	1,115	905

Amortization of goodwill	—	35	31

Deferred income taxes	36	(356)	406

Venture impairments	—	74	—

Restructuring	225	536	—

Acquisition-related in-process research and development	—	—	51

Changes in operating assets and liabilities:

Accounts receivable, net	582	810	238

Inventories, net	(153)	118	172

Prepaid expenses and other	(55)	39	(82)

Accounts payable	284	(113)	(314)

Accrued liabilities	129	(519)	(2,091)

Other long-term liabilities	(149)	81	(25)

Other	(157)	(90)	(85)

Net cash provided by operating activities	2,073	1,360	268

Cash flows from investing activities:

Capital expenditures	(1,035)	(1,057)	(1,272)

Cost of acquisitions, net of cash acquired	—	(276)	(897)

Other	54	(20)	115

Net cash used in investing activities	(981)	(1,353)	(2,054)

Cash flows from financing activities:

Net proceeds from (repayments of) borrowings under credit facilities and other debt	(609)	(335)	1,410

Net proceeds from issuance of debt securities	—	498	—

Dividend payments	(156)	(156)	(157)

Purchases of treasury stock	(38)	—	(64)

Issuance of treasury stock	12	6	15

Other	—	—	(110)

Net cash (used in) provided by financing activities	(791)	13	1,094

Effect of exchange rate fluctuations on cash and cash equivalents	(44)	(23)	(94)

Increase (decrease) in cash and cash equivalents	257	(3)	(786)

Cash and cash equivalents at beginning of year	757	760	1,546

Cash and cash equivalents at end of year	$1,014	$757	$760

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
					Income (Loss)
	Common
	Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)

Balance at December 31, 1999	565	$6	$2,601	$964	$—	$(324)	$(47)	$3,200

Net income	—	—	—	1,062	—	—	—	1,062

Foreign currency translation adjustments	—	—	—	—	—	(139)	—	(139)

Total comprehensive income								923

Separation related adjustments (Note 9)	—	—	(151)	—	—	—	—	(151)

Shares issued for employee benefit plans	—	—	—	—	—	—	15	15

Shares repurchased for employee benefit plans	—	—	—	—	—	—	(64)	(64)

Dividends	—	—	—	(157)	—	—	—	(157)

Balance at December 31, 2000	565	6	2,450	1,869	—	(463)	(96)	3,766

Net loss	—	—	—	(370)	—	—	—	(370)

Foreign currency translation adjustments	—	—	—	—	—	(106)	—	(106)

Cumulative effect of accounting change related to derivatives, net of tax (Note 14)	—	—	—	—	—	14	—	14

Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	—	—	—	—	—	(12)	—	(12)

Minimum pension liability adjustment, net of tax (Note 9)	—	—	—	—	(830)	—	—	(830)

Total comprehensive loss								(1,304)

Shares issued for employee benefit plans	—	—	—	—	—	—	6	6

Dividends	—	—	—	(156)	—	—	—	(156)

Balance at December 31, 2001	565	6	2,450	1,343	(830)	(567)	(90)	2,312

Net income	—	—	—	343	—	—	—	343

Foreign currency translation adjustments	—	—	—	—	—	86	—	86

Net change in unrecognized gain on derivative instruments, net of tax (Note 14)	—	—	—	—	—	(12)	—	(12)

Minimum pension liability adjustment, net of tax (Note 9)	—	—	—	—	(1,268)	—	—	(1,268)

Total comprehensive loss								(851)

Shares issued for employee benefit plans	—	—	(5)	—	—	—	17	12

Shares repurchased for employee benefit plans	—	—	—	—	—	—	(38)	(38)

Dividends	—	—	—	(156)	—	—	—	(156)

Balance at December 31, 2002	565	$6	$2,445	$1,530	$(2,098)	$(493)	$(111)	$1,279

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

      Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

      Revenue Recognition — Delphi’s revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. From time to time, we may enter into pricing agreements with our customers that provide for price reductions that are conditional upon achieving certain joint cost saving targets. In accordance with SAB 101, we recognize revenue reflecting the full price reductions until the status of the joint savings efforts are finalized.

      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $1.7 billion for each of the years ended December 31, 2002, 2001 and 2000.

      Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

      Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. We also have securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At December 31, 2002 and 2001, we have available-for-sale securities with an original cost basis of $31 million and $32 million, respectively, and a carrying value of $13 million and $25 million, respectively. In the event that our debt or equity securities experience an other than temporary impairment, such impairment is recognized as a loss in the Statement of Income.

      Accounts Receivable — From time to time we enter into agreements to sell our accounts receivable, generally without recourse. These transactions result in a reduction in our accounts receivable. The allowance for doubtful accounts was $100 million and $89 million as of December 31, 2002 and 2001, respectively.

      Inventories — Inventories are stated at the lower of cost or market, determined substantially by the last-in, first-out (LIFO) method in the U.S. Inventories in countries other than the U.S., and all inventory at

Delphi Delco Electronics and Delphi Product & Service Solutions, are stated under the first-in, first-out (FIFO) method. The FIFO value of inventories valued at LIFO amounted to approximately $652 million and $633 million at December 31, 2002 and 2001, respectively. The effect of the LIFO method of accounting was to increase operating income by $2 million in 2002, all of which resulted from the effect of deflation. The effect of the LIFO method of accounting was to decrease 2001 operating loss by $41 million, including a $7 million effect of deflation. The effect of the LIFO method of accounting was to increase 2000 operating income by $96 million, net of the effect of inflation of $34 million.

      Property — Property, plant and equipment, including internally-developed internal use software, is recorded at cost. Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided based on the estimated useful lives of groups of property generally using an accelerated method which accumulates depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives, or using straight-line methods. Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account.

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

      Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which did not impact our results of operations or financial position.

      Goodwill and Intangible Assets — Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased the amortization of purchased goodwill. We also reevaluated our intangible assets and determined that their remaining useful lives remained appropriate. At December 31, 2002 and December 31, 2001, our unamortized purchased goodwill balance was approximately $699 million and $630 million respectively, and was principally in the Dynamics & Propulsion sector. The change during the year was due to the finalization of the Delphi Mechatronic Systems purchase accounting, as discussed in Note 3, and currency translation. In addition, we have approximately $53 million of other intangible assets. These intangible assets are being amortized over their useful lives, generally 3-17 years. Each year, we complete impairment tests of goodwill as required by SFAS No. 142. At adoption and again during 2002, we determined that our goodwill was not impaired. The following reflects net income and earnings per share including the adoption of the non-amortization provisions of SFAS No. 142.

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per
	share amounts)

Net income (loss):

Reported net income (loss)	$343	$(370)	$1,062

Add back: goodwill amortization, net of tax	—	28	26

Adjusted net income (loss)	$343	$(342)	$1,088

Basic earnings (loss) per share:

Reported basic earnings (loss) per share	$0.61	$(0.66)	$1.89

Add back: goodwill amortization, net of tax	—	0.05	0.05

Adjusted basic earnings (loss) per share	$0.61	$(0.61)	$1.94

Diluted earnings (loss) per share:

Reported diluted earnings (loss) per share	$0.61	$(0.66)	$1.88

Add back: goodwill amortization, net of tax	—	0.05	0.05

Adjusted diluted earnings (loss) per share	$0.61	$(0.61)	$1.93

      Accounts Payable — Accounts payable represent amounts due to suppliers. In addition, from time to time our suppliers participate in a trade payable agreement with General Electric Capital Corporation (GECC) under which they receive a discounted early payment from GECC. We pay GECC the full amount on the original due date. These amounts are classified as accounts payable.

      Environmental Liabilities — We recognize environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. For closed or closing plants owned by Delphi and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy that is used could significantly change Delphi’s estimates.

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

      Postemployment Benefits and Employee Termination Benefits — Delphi’s postemployment benefits primarily relate to Delphi’s extended-disability benefit program in the U.S., supplemental unemployment compensation benefits and employee termination benefits, mainly pursuant to union or other contractual agreements. Extended-disability benefits are accrued on a service-driven basis and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment. Discounting of these future cash expenditures is based on the nature of the obligation and the timing of the expected benefit payments. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when management commits to a termination plan and the benefit arrangement is communicated to affected employees.

      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates. Consolidated Statements of Income elements of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. The effect of translation for foreign subsidiaries is generally reported in a separate component of stockholders’ equity. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is included in income. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased net income by $13 million in 2002, decreased net loss by $7 million in 2001, and decreased net income by $4 million during 2000.

      Stock-Based Compensation — As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during 2002, 2001 and 2000 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      If we accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per
	share amounts)

Net income (loss), as reported	$343	$(370)	$1,062

Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	43	67	81

Pro forma net income (loss)	$300	$(437)	$981

Earnings (loss) per share:

Basic — as reported	$0.61	$(0.66)	$1.89

Basic — pro forma	$0.54	$(0.78)	$1.75

Diluted — as reported	$0.61	$(0.66)	$1.88

Diluted — pro forma	$0.53	$(0.78)	$1.74

      The weighted average fair value of stock options granted was $4.31, $4.13 and $5.88 during 2002, 2001 and 2000, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected volatility	37.9%	39.7%	36.6%

Risk-free interest rate	3.9%	4.4%	5.1%

Expected life (years)	5.0	5.0	5.0

Dividend yield	2.3%	2.0%	1.8%

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

      Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or forecasted foreign currency commitments. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. All other commodity derivative contracts are marked to market on a current basis. Since Delphi has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. At December 31, 2002 and 2001, our exposure to movements in interest rates was not significant and Delphi had not entered into any derivative instruments to manage interest rate risk or minimize interest expense.

      Common Stock and Preferred Stock — We currently have one class of common stock outstanding. There are 1,350 million shares of common stock authorized, of which 558,099,080 are outstanding (565,025,907 shares issued less 6,926,827 shares held as treasury stock) at December 31, 2002. Holders of our common stock are entitled to one vote per share with respect to each matter presented to our shareholders on which the holders of common stock are entitled to vote. We paid dividends of $0.28 per share in 2002, 2001, and 2000. There are no cumulative voting rights. Our Board of Directors is also empowered to cause to be issued, in one or more series, preferred stock. The specific terms including the designation of shares, number of shares and dividend features of the preferred stock would be determined at issuance. At December 31, 2002, we have not issued any preferred stock.

      Earnings Per Share — The basic earnings per share amounts were computed using weighted average shares outstanding for each respective year. Diluted earnings per share amounts also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the years presented, unless the inclusion would have an antidilutive effect.

      Weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)

Weighted average shares outstanding	559,589	560,041	560,968

Effect of dilutive securities	2,842	—	2,600

Diluted shares outstanding	562,431	560,041	563,568

      Recently Issued Accounting Pronouncement — In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities”. The Interpretation addresses the consolidation of variable interest entities, more commonly referred to as special purpose entities. The Interpretation immediately applies to entities created after January 31, 2003, and after July 1, 2003 for existing variable interest entities. We have entered into certain synthetic operating leases for certain operating assets that would require consolidation under this Interpretation. We expect to terminate those agreements prior to July 1, 2003; if we do not do so, we may be required to include an additional $138 million in assets and liabilities on our balance sheet.

      Reclassifications — Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2. RESTRUCTURING, IMPAIRMENT AND PRODUCT LINE CHARGES

          Restructuring

      In the first quarter of 2002, Delphi approved further restructuring plans to eliminate 6,100 positions from our global workforce, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003.

      The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease cancellation costs and contract cancellation fees). This charge, when netted against the $6 million reversal noted below for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The plans entail the elimination of approximately 6,100 positions worldwide, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations. Employees at impacted locations were informed of the restructuring initiatives and the benefits available to them under applicable benefit plans or related contractual provisions. Affected employees have left or will leave Delphi using a mixture of voluntary or involuntary separation programs, early retirements, social plan programs, and layoffs. We expect to pay approximately $200 million in cash related to the restructuring programs with the remaining $31 million for non-cash special termination pension benefits. During 2002, we paid $176 million, with $174 million related to employee costs and $2 million related to exit costs, and incurred $31 million of non-cash cost for special termination pension and postretirement benefits. As of December 31, 2002, approximately 3,100 U.S. employees and 2,900 non-U.S. employees have been separated under the plans. We expect the remaining 100 non-U.S. employees to leave in the first quarter of 2003.

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

      The 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. We ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Total cash paid for the first quarter 2001 restructuring plan was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Restructuring line in our Consolidated Statements of Income. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      Through December 31, 2002, approximately 17,440 positions have been eliminated under the 2001 and 2002 programs.

          Impairment

      We evaluated the carrying value of the long-lived assets at each site impacted by the restructuring plans for impairment, and in the first quarter of 2001, recorded impairment losses of $63 million. The impairment losses, primarily related to machinery and equipment held for use in the Safety, Thermal and Electrical Architecture sector, were recorded in depreciation and amortization. In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million, included in depreciation and amortization, related primarily to the machinery and equipment held for use in the Electronics & Mobile Communications sector. This equipment is used by one of our product lines located in Argentina, which was impacted by 2001 macroeconomic developments.

      In addition, in 2001, we recorded charges totaling $70 million, included in other income (expense) related to declines in the value of certain joint ventures, principally in Korea, caused by the uncertain recoverability of assets of the underlying ventures. This uncertainty resulted from the corporate reorganization proceedings of a Korean customer/business partner. This uncertainty was substantially resolved on September 30, 2002, with the approval of the reorganization plan by the Korean Bankruptcy Court, which provided for only partial recovery of receivables for applicable creditors, which included Delphi and several of its Korean joint ventures. As a result, in the third quarter of 2002, we recorded an additional charge of $6 million, related to the resolution of the reorganization.

          Product Line Charges

      As of December 31, 2001, we planned to dispose of our generator product line. The total loss recorded in 2001 related to the planned disposal of this product line was $194 million ($125 million after-tax). In the first quarter of 2002, we recorded an additional loss of $37 million ($24 million after-tax), reflecting additional anticipated employee-related payments, due to changes in the proposed disposition at that time. The total recorded loss of $231 million ($149 million after-tax) included a charge to depreciation and amortization of $56 million to write-down fixed assets to net realizable value, a total charge to cost of sales of $96 million to write-down inventory in the business to net realizable value, a charge to cost of sales of $75 million for contractually required payments (principally employee related), and $4 million to write-down other assets.

      In July 2002, we determined that we would not complete the transaction and began a process to wind down this product line. As a result, we reviewed our current estimates with respect to wind down related costs, including redundant work force costs, and determined, based upon our current expectations, that our reserves for these items were adequate. These amounts are based upon our best estimates with respect to timing of the wind down process and ultimate resolution of contractually required payments. Due to the significance of the estimates involved, the final costs for the wind down of the product line could materially differ from the recorded amounts. Due to the change from our original plan to sell this product line, in the second quarter of 2002, we reclassified the generator product line as held for use from held for sale. No additional adjustments were required as the result of the reclassification.

      The wind down process affects a number of parties, including our customers, employees and suppliers. Discussions with these affected parties have progressed materially and are expected to continue throughout 2003. We have notified our customers of the wind down and are supporting the customers in the selection of replacement suppliers. Our generator business had annual sales of approximately $0.5 billion, and we expect to see a meaningful decline in generator sales over the next twelve months. Advanced and development engineering for the generator product line has been discontinued for all but committed programs. Capital expenditures supporting the generator product line in 2002 were curtailed, and were generally expensed when incurred. Capital expenditures previously planned for 2003 have been substantially eliminated. In the fourth quarter of 2002, we licensed certain generator intellectual property and sold selected generator manufacturing assets used in Poland; the financial impact was not material. We expect the redundant workforce to grow as a result of the wind down process, and we expect to resolve their employment status by late in 2003, concurrent with the expiration of our labor contracts. Such resolution, which will affect the final cost for the wind down, could include retirements, transfers to other facilities, paid separations, continued redundant status and/or replacement work.

3. ACQUISITIONS

          Delphi Integrated Service Solutions

      In October 2001, Delphi acquired Automotive Technical Resources, Inc., for a purchase price of $15 million. The business is part of Delphi Product & Service Solutions and is operating as a new business unit, Delphi Integrated Service Solutions. The acquisition was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. Delphi intends to provide comprehensive service support to increase service technician and shop efficiencies through advanced technologies, including the DS800 product which is an Internet enabled hand-held unit that allows shop technicians to remotely access diagnostic information, technical data and training at the vehicle on a just-in-time basis.

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

          Delphi Mechatronic Systems

      In March 2001, Delphi acquired substantially all the assets and assumed certain liabilities of Eaton Corporation’s Vehicle Switch/ Electronics Division, now Delphi Mechatronic Systems, for approximately $0.3 billion. Delphi Mechatronic Systems is a global producer of electromechanical switches, mechatronic modules and body electronics for the light vehicle industry. Delphi Mechatronic Systems’ technology, complemented by our extensive electrical and electronic integration capabilities, will enable us to offer customers new solutions in modular cockpits, doors and overhead systems. The Delphi Mechatronic Systems acquisition supports our goals of enhancing our technology, diversifying our customer base and geographic footprint, and leveraging our system integration capabilities. The acquisition has been accounted for using the purchase method of accounting and therefore the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The $137 million excess consideration given over the estimated fair value of net assets acquired was recorded as goodwill. In addition, we recorded $10 million of intangible assets, primarily patents and related technology, which will be amortized over 5 years. The purchase price and related allocation were finalized in the first quarter of 2002 resulting in an increase in goodwill of approximately $25 million. The increase was primarily attributable to adjustments to fair value of assets and liabilities acquired and finalization of our integration plans.

          Delphi Lockheed Automotive

      In February 2000, Delphi purchased Automotive Products Distribution Services, now Delphi Lockheed Automotive, for $63 million. Delphi Lockheed Automotive is a leading European distributor of automotive aftermarket products for passenger cars and commercial vehicles.

          Delphi Diesel Systems

      In January 2000, Delphi purchased Lucas Diesel Systems, now Delphi Diesel Systems, for $0.8 billion, net of cash acquired. Delphi Diesel Systems is one of the world’s largest producers of diesel fuel-injection systems for light, medium and heavy-duty vehicles. In connection with this acquisition, Delphi recognized a one-time, non-cash charge to earnings of $51 million ($32 million after-tax) resulting from acquisition-related in-process research and development that had not reached technological feasibility and had no future alternative use. The acquisition-related in-process research and development primarily related to development of the diesel fuel injector common rail technology for light, medium and heavy-duty vehicles. The fair value of acquisition-related in-process research and development was determined using the income approach. The income approach measures the current value of an asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The discount rates used in calculating the present value of the components of the project ranged from 17% to 20%. At the valuation date, there were components of the project at various stages of completion ranging from approximately 30% to 85%. Such components are anticipated to be completed at varying times through 2007 at an estimated cost of approximately $54 million. As of December 31, 2002 and 2001, the project components were at various stages of completion ranging from approximately 75% to 100% and 60% to 100%, respectively.

      The pro forma effects of these acquisitions would not be materially different from reported results.

4. INVENTORIES, NET

      Inventories, net consisted of:

	December 31,

	2002	2001

	(in millions)

Productive material, work-in-process and supplies	$1,587	$1,563

Finished goods	435	313

Total inventories at FIFO	2,022	1,876

Less: allowance to adjust the carrying value of certain inventories to LIFO	(253)	(255)

Total inventories, net	$1,769	$1,621

5. INCOME TAXES

      Income (loss) before income taxes for U.S. and non-U.S. operations was:

	Year Ended December 31,

	2002	2001	2000

	(in millions)

U.S. income (loss)	$188	$(656)	$1,320

Non-U.S. income	343	128	347

Total	$531	$(528)	$1,667

      The provision (benefit) for income taxes was:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current income tax expense (benefit), net

U.S. federal	$77	$73	$92

Non-U.S	78	59	84

U.S. state and local	2	(1)	(17)

Total current income tax expense	157	131	159
Deferred income tax expense (benefit), net

U.S. federal	16	(267)	383

Non-U.S	13	(10)	20

U.S. state and local	3	(10)	48

Total deferred	32	(287)	451

Investment tax credits	(1)	(2)	(5)

Total income tax provision (benefit)	$188	$(158)	$605

      A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,

	2002	2001	2000

	(in millions)

Tax at U.S. federal statutory income tax rate	$186	$(185)	$583

U.S. state and local income taxes	5	(11)	41

New York State investment tax credits	—	—	(10)

Non-U.S. income taxed at other rates	(29)	3	(17)

Research and experimentation credits	(61)	(63)	(57)

Other adjustments	87	98	65

Total income tax provision (benefit)	$188	$(158)	$605

      Deferred income tax assets and liabilities for 2002 and 2001 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Temporary differences that gave rise to deferred tax assets and liabilities included:

	December 31,

	2002		2001

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Other postretirement benefits	$2,013	$—	$1,940	$—

Pension benefits	1,097	37	451	31

Other employee benefits	172	7	152	23

Depreciation	54	267	59	169

Tax on unremitted profits	—	187	—	172

U.S. state and local taxes	206	18	184	29

Net operating loss carryforwards	611	—	589	—

General business credit carryforwards	253	—	190	—

Other U.S	349	49	417	69

Other non-U.S	80	70	54	54

Total	4,835	635	4,036	547

Valuation allowances	(174)	—	(161)	—

Total deferred taxes	$4,661	$635	$3,875	$547

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

      Delphi has deferred tax assets for net operating loss carryforwards of $462 million, net of a valuation allowance of $149 million. Of this amount, $346 million is related to the U.S. and expires in 2020 and 2021. The remainder of this amount relates to foreign tax jurisdictions with expiration dates ranging from one year to indefinite.

      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed earnings not deemed to be indefinitely reinvested.

      Cash paid for income taxes was $78 million, $116 million and $95 million in 2002, 2001 and 2000, respectively.

6. PROPERTY, NET

      Property, net consisted of:

		December 31,
	Estimated Useful
	Lives (Years)	2002	2001

		(in millions)

Land	—	$93	$71

Land and leasehold improvements	3-30	238	231

Buildings	29-45	2,081	2,108

Machinery, equipment and tooling	3-30	11,086	10,959

Furniture and office equipment	3-20	537	416

Construction in progress	—	963	915

Total		14,998	14,700

Less: accumulated depreciation and amortization		(9,054)	(8,976)

Total property, net		$5,944	$5,724

      Machinery, equipment and tooling at December 31, 2002 and 2001 included approximately $371 million and $338 million in Delphi-owned special tools. In addition, the consolidated balance sheets include costs incurred on customer-owned special tools subject to reimbursement by customers of approximately $236 million and $223 million as of December 31, 2002 and 2001.

      Losses related to the valuation of long-lived assets held for use were charged to depreciation and amortization in the amounts of $128 million and $13 million in 2001 and 2000, respectively. There were no losses related to valuation for long-lived assets held for use in 2002. See Note 2 for discussion of asset impairments recorded in conjunction with the restructuring and impairment product line charges recorded in 2001.

7. ACCRUED LIABILITIES

      Accrued liabilities consisted of:

	December 31,

	2002	2001

	(in millions)

Payroll related obligations	$222	$207

Employee benefits	910	398

Restructuring obligations (see note 2)	24	121

Income taxes payable	57	86

Taxes other than income	172	172

Separation related obligation	—	150

Warranty obligations	77	159

Other	656	508

Total	$2,118	$1,801

8. DEBT

      Debt is summarized as follows:

	December 31,

	2002	2001

	(in millions)

Commercial paper program	$333	$1,087

6.125%, unsecured notes, due 2004	500	500

6.55%, unsecured notes, due 2006	499	499

6.50%, unsecured notes, due 2009	498	498

7.125%, debentures, due 2029	496	496

Capital leases and other	440	273

Total debt	2,766	3,353

Less: current portion	(682)	(1,270)

Long-term debt	$2,084	$2,083

      Delphi has approximately $100 million available under uncommitted lines of credit. Interest rates under these lines of credit are determined at the time of borrowing based on the underlying bank rates. Borrowings under the lines are generally due within 180 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2002 and 2001, no amount was outstanding under these uncommitted lines of credit.

      Delphi maintains $2.5 billion of worldwide commercial paper programs. Interest rates under these programs are determined based on the prevailing market rates at the time of issuing commercial paper. Borrowings under these programs are for a maximum of 365 days and are classified as short-term debt in the consolidated balance sheet. As a result of our short-term credit ratings, currently A3/ P2/ F2, our access to the commercial paper market has been limited. As of December 31, 2002, $0.3 billion was outstanding under the commercial paper program with a weighted average interest rate of 3.0%. As of December 31, 2001, $1.1 billion was outstanding under the commercial paper program with a weighted average interest rate of 3.3%.

      We have outstanding publicly held unsecured term debt securities totaling approximately $2.0 billion. The debt securities consist of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009 and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. Interest on $1.5 billion of these debt securities is payable semi-annually on May 1 and November 1, with interest on the remaining $500 million payable June 15 and December 15 of each year. None of the debt securities has sinking fund requirements. The securities are all redeemable, in whole or in part, at the option of Delphi.

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit facility in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit facility, also in the amount of $1.5 billion, which expires June 2003. The Credit Facilities provide that the interest rate is based, at Delphi’s option, on either an Alternate Base Rate (higher of prime or federal funds effective rate plus one-half of 1%) or a Eurodollar interest rate, plus a margin. In addition to interest payments, Delphi is obligated to pay certain facility fees of 0.125% and 0.1% for the five-year and the 364-day revolving credit facility, respectively. The Credit Facilities also contain certain affirmative and negative covenants including, among others, requirements for a debt coverage ratio. In addition, certain of our lease facilities contain cross-default provisions to our Credit Facilities. Delphi was in compliance with all covenant arrangements throughout the year. As of December 31, 2002 and 2001, there were no outstanding amounts under the Credit Facilities.

      As of December 31, 2002 and 2001, Delphi also had certain other debt outstanding and capital lease obligations of approximately $440 million and $273 million, respectively. Amounts outstanding include debt issued by certain international subsidiaries and amounts due to General Electric Capital Corporation (GECC) in connection with programs established whereby GECC makes payments to our suppliers on our behalf and such amounts continue to be outstanding beyond the date on which the payment to those suppliers was originally due. Approximately $287 million is included in notes payable and current portion of long-term debt related to these programs. No amounts were outstanding at December 31, 2001.

      Cash paid for interest totaled $190 million, $219 million and $182 million in 2002, 2001 and 2000, respectively.

      The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations for the five years subsequent to 2002 are as follows:

Debt and
Capital Lease
Year	Obligations

(in millions)

2003	$682

2004	562

2005	7

2006	506

2007	3

Thereafter	1,006

Total	$2,766

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

      The 2002 and 2001 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. salaried and hourly employees.

			Other
			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

	(in millions)

Change in benefit obligation:

Benefit obligation at beginning of year	$8,444	$7,042	$5,435	$4,283

Service cost	255	256	147	140

Interest cost	603	542	405	332

Actuarial losses	656	601	985	719

Benefits paid	(287)	(144)	(70)	(28)

Special termination benefits	26	66	5	7

Plan amendments and other	15	81	(35)	(18)

Benefit obligation at end of year	9,712	8,444	6,872	5,435

Change in plan assets:

Fair value of plan assets at beginning of year	6,077	6,740	—	—

Actual return on plan assets	(580)	(445)	—	—

Contributions	400	—	70	28

Benefits paid	(287)	(144)	(70)	(28)

Other	18	(74)	—	—

Fair value of plan assets at end of year, including $0.9 million and $0.6 million of Delphi common stock at December 31, 2002 and 2001, respectively	5,628	6,077	—	—

Under-funded status	(4,084)	(2,367)	(6,872)	(5,435)

Unamortized actuarial loss	3,512	1,596	1,413	430

Unamortized prior service cost	741	822	9	—

Net amount recognized in consolidated balance sheets	$169	$51	$(5,450)	$(5,005)

Amounts recognized in the consolidated balance sheets consist of:

Long-term prepaid benefit cost	$—	$—	$—	$—

Accrued benefit liability	(3,732)	(2,046)	(5,450)	(5,005)

Intangible asset	738	827	—	—

Accumulated other comprehensive income (pre-tax)	3,163	1,270	—	—

Net amount recognized	$169	$51	$(5,450)	$(5,005)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $9.7 billion, $9.3 billion and $5.6 billion, respectively, as of December 31, 2002 and $8.4 billion, $8.1 billion and $6.1 billion, respectively, as of December 31, 2001.

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with plan assets in excess of accumulated benefits were $268 million, $195 million, and $201 million, respectively, as of December 31, 2002, and $372 million, $288 million, and $334 million, respectively, as of December 31, 2001. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with accumulated benefits in excess of plan assets were $500 million, $456 million, and $276 million, respectively, as of December 31, 2002 and $278 million, $253 million and $149 million, respectively, as of December 31, 2001. In aggregate, the under-funded status, on a projected benefit obligation basis, for non-U.S. plans was $(291) million and $(167) million at December 31, 2002 and 2001, respectively. Other comprehensive income at December 31, 2002 and 2001 includes a minimum pension liability adjustment relating to non-U.S. pension plans of $155 million and $44 million, respectively. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and other postretirement benefit plans was not significant to Delphi.

      We also sponsor defined contribution plans for certain U.S. and non-U.S. hourly and salary employees. During 2002, 2001 and 2000, expenses incurred related to our contributions to these plans were not material.

      In 2002 and 2001, global capital market developments resulted in negative returns on Delphi’s pension funds and a decline in the discount rate used to estimate the pension liability. As a result, we were required to adjust the minimum pension liability recorded in our consolidated balance sheet for both U.S. and non-U.S. plans. In 2002, the effect of this adjustment was to increase pension liabilities by $1.9 billion, decrease intangible assets by $0.1 billion, increase deferred income tax assets by $0.7 billion, and increase accumulated other comprehensive loss by $1.3 billion. In 2001, the effect of this adjustment was to increase pension liabilities by $1.8 billion, increase intangible assets by $0.5 billion, increase deferred income tax assets by $0.5 billion, and increase accumulated other comprehensive loss by $0.8 billion. Because these adjustments were non-cash, the effect has been excluded from the accompanying Consolidated Statement of Cash Flows.

      Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. salaried and hourly employees:

				Other Postretirement
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

	(in millions)

Service cost	$255	$256	$261	$147	$140	$146

Interest cost	603	542	477	405	332	292

Expected return on plan assets	(692)	(707)	(626)	—	—	—

Special termination benefits	26	66	6	5	7	—

Net amortization and other	101	76	46	(7)	(18)	(16)

Net periodic benefit cost	$293	$233	$164	$550	$461	$422

      Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees.

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

      In accordance with the terms of the Separation Agreement, Delphi also assumed an obligation to GM for pension and other postretirement benefits for U.S. hourly employees who retired after the Separation but on or before a specified retirement date and accordingly, were treated as GM retirees. Under the Separation Agreement, this obligation was subject to a contingency provision to the extent certain terms negotiated on behalf of U.S. hourly represented employees and the actual number of Delphi U.S. hourly employees who retired, differed from the terms and number of retirements assumed at the time of Separation. Certain changes in assumptions, primarily as a result of both an extension of the specified retirement date to January 1, 2000 and a higher than anticipated number of retirements, did subsequently occur. Accordingly, an adjustment to GM’s initial investment in Delphi of $0.8 billion was recorded in total, including $0.2 billion in 2000. This adjustment was based upon Delphi’s best estimate of the ultimate resolution of this contingency given the facts available within one year of the Separation.

      National union negotiations also resulted in some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. The company to which the employee transfers will be responsible for the related OPEB obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between our company and GM.

      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. pension plan and postretirement plans were:

				Other Postretirement
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

Weighted-average discount rate	6.75%	7.25%	7.75%	6.75%	7.50%	7.75%

Weighted-average rate of increase in compensation levels	4.5%	5%	5%	4%	4%	4%

Expected long-term rate of return on plan assets(a)	10%	10%	10%	N/A	N/A	N/A

(a)	For 2003, the expected long-term rate of return on plan assets actuarial assumption will be 9%.

      Our annual measurement dates are December 31 and September 30 for our pension benefits and other postretirement benefits, respectively. For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease on a gradual basis through 2008, to the ultimate weighted-average trend rate of approximately 5%.

      A one percentage point increase in the assumed health care trend rate would have increased the aggregate service and interest cost components of other postretirement benefit expense for 2002 by $95 million, and would have increased the related accumulated postretirement benefit obligation by $1.1 billion. A one percentage point decrease in the assumed health care trend rate would have decreased the aggregate service and interest cost components of other postretirement benefit expense for 2002 by $76 million, and would have decreased the related accumulated postretirement benefit obligation by $0.9 billion.

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

      With respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on information gathered to date, Delphi has been identified as the largest waste-generator PRP, however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of the overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. We have reserved approximately $2 million for our share of the expected investigation costs. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Although we believe these reserves are adequate, because the scope of the investigation is still being determined, we cannot assure you that our share of the investigative costs and the ultimate cost, if any, to remediate the site will not exceed the amount of the reserves.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-Separation warranty claims with GM, GM recently requested that Delphi agree to reimburse GM for the anticipated costs of GM’s voluntary recall campaign to repair certain 1996 to 1998 models which GM states could experience a failure of the power steering gear lower pinion bearing. In addition, GM may assert additional pre-Separation claims in the future. As we have already informed GM, we believe that this claim and the remainder of known pre-Separation warranty claims are adequately covered by commercial defenses or customer credits and that we have no further financial liability for such matters. Accordingly, although we cannot ensure that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our Separation, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business. Due to the nature of such indemnities we are not able to estimate the maximum amount.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $36 million inclusive of accrued interest, in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties appealed the district court’s judgment and have filed briefs with the Ninth Circuit Court of Appeals. On December 2, 2002 the parties argued their respective positions before the Ninth Circuit Court of Appeals and are awaiting the Court’s decision. While legal proceedings are subject to inherent uncertainty, we believe we had valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. We record provisions for any legal judgments, at the time that management and counsel conclude a loss is probable.

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

      During 2002, Delphi was a party to a consulting agreement with Shoichiro Irimajiri, Inc., a company of which Shoichiro Irimajiri, a member of Delphi’s Board of Directors, is the principal shareholder. Under the consulting agreement, the company performed services for Delphi relating to the Japanese auto industry, at a cost of $400,000 during 2002. The consulting agreement expired by its terms on August 31, 2002.

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. A significant proportion of the U.S. union employees’ labor agreements expire in September 2003. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems.

      Rental expense totaled $173 million, $164 million and $141 million for the years ended December 31, 2002, 2001 and 2000, respectively. Delphi’s operating leases primarily relate to buildings and equipment, certain of which include purchase options of approximately $138 million and residual value guarantees of approximately $115 million. The lease agreements also contain provisions requiring us to indemnify the lessors for environmental liabilities associated with the property under certain circumstances. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount. However, we do not expect such amounts, if any, to be material. In addition, certain of these lease facilities contain cross-default provisions to our Credit Facilities. At December 31, 2002, the aggregate fair value of these properties under such leases exceeds the minimum value guaranteed. As of December 31, 2002, Delphi had minimum lease commitments under noncancelable operating leases totaling $523 million, which become due as follows:

Minimum Future
Operating Lease
Year	Commitments

(in millions)

2003	$146

2004	100

2005	83

2006	67

2007	57

Thereafter	70

Total	$523

11. OTHER INCOME (EXPENSE), NET

      Other income (expense), net included:

	Year Ended December 31,

	2002	2001	2000

	(in millions)

Claims and commissions	$45	$36	$65

Interest income	21	33	48

Earnings of non-consolidated affiliates and impairment charges	64	(16)	87

Other, net	(98)	(75)	(43)

Other income (expense), net	$32	$(22)	$157

      As part of our operations, we have investments in 18 non-consolidated affiliates. These affiliates are located in Korea, China, U.S., Mexico, Japan, India, Spain and Saudi Arabia. Our ownership percentages vary from approximately 20% to 50%. Our equity in earnings of non-consolidated affiliates is included in other income (expense), net as described above. Our aggregate investment in non-consolidated affiliates was $374 million and $352 million at December 31, 2002 and 2001, respectively, and is included in other long-term assets. These affiliates had total sales in 2002 of $2,017 million and net income of $93 million. In addition in 2002, we had sales to these affiliates of $33 million and purchases from these affiliates of $537 million.

12. STOCK INCENTIVE PLANS

      Delphi has several plans under which it issues stock options and restricted stock units. As of December 31, 2002, there were 44 million shares available for future grants under the terms of Delphi’s stock option and incentive plans. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 2002, 2001 and 2000 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. During 2002 and 1999, Delphi awarded approximately 1 million and 3 million restricted stock units to employees at a weighted average fair market value of $14 and $17, respectively. Compensation expense related to restricted stock unit awards is being recognized over the vesting period.

      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options	Exercise Price

	(in thousands)

Outstanding as of January 1, 2000.	40,507	$16.82

Granted	17,721	$17.13

Exercised	(544)	$12.82

Canceled	(769)	$17.56

Outstanding as of December 31, 2000.	56,915	$16.94

Granted	21,912	$11.89

Exercised	(453)	$11.56

Canceled	(4,285)	$17.10

Outstanding as of December 31, 2001.	74,089	$15.42

Granted	12,373	$13.66

Exercised	(1,002)	$11.82

Canceled	(961)	$16.74

Outstanding as of December 31, 2002.	84,499	$15.18

Options exercisable December 31, 2000	13,836	$13.57

Options exercisable December 31, 2001	35,633	$16.61

Options exercisable December 31, 2002	53,548	$16.16

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2002:

Approved by Stockholders

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$ 4.00-$10.00	762	2.1	$8.93	729	$8.94

$10.01-$20.00	53,379	7.1	$14.37	28,633	$14.78

$20.01-$30.00	155	6.0	$20.65	155	$20.65

	54,296		$14.31	29,517	$14.66

Other Plans

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$ 0.00-$10.00	1	5.0	$9.55	1	$9.55

$10.01-$20.00	25,921	6.6	$16.10	19,749	$17.42

$20.01-$30.00	4,281	6.0	$20.64	4,281	$20.64

	30,203		$16.74	24,031	$17.99

      The following table provides information about our shares of common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2002:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding options	future issuance under equity
Plan Category	options and rights	and rights	compensation plans(a)

	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	54,296	$14.31	24,415

Equity compensation plans not approved by stockholders	30,203	$16.74	19,536

Total	84,499	$15.18	43,951

(a)	Excludes securities reflected in the first column.

13. SEGMENT REPORTING

      For the years ended December 31, 2002, 2001 and 2000, Delphi’s operating segments (“product sectors”) were Electronics & Mobile Communication; Safety, Thermal & Electrical Architecture; and Dynamics & Propulsion. The Electronics & Mobile Communication product sector supplied automotive electronic products, as well as audio and communication systems. The Safety, Thermal & Electrical Architecture product sector supplied our safety and interior systems, thermal systems, electrical power and signal distribution products. The Dynamics & Propulsion product sector supplied our engine and emission management systems, energy systems, and vehicle dynamic systems, including, braking, steering, and ride control.

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

	Electronics & Mobile Communication

		Other			Safety,
		Electronics &			Thermal	Dynamics
	Mobile	Mobile			& Electrical	&
2002	MultiMedia(a)	Communication	Total		Architecture	Propulsion	Other(b)		Total

	(in millions)

Net sales to GM and affiliates	$207	$2,877	$3,084		$5,671	$7,913	$1,194		$17,862

Net sales to other customers	103	1,218	1,321		3,673	3,853	718		9,565

Inter-sector net sales	—	636	636		361	1,242	(2,239)		—

Total net sales	$310	$4,731	$5,041		$9,705	$13,008	$(327)		$27,427

Depreciation and amortization	$—	$193	$193		$322	$444	$29		988

Sector operating income (loss)	$(19)	$429 (c)	$410	(c)	$544 (c)	$76 (c)	$(78	)(c)	$952	(c)

Sector assets	N/A	N/A	$2,934		$6,876	$9,048	$458		$19,316

Capital expenditures	N/A	N/A	$237		$304	$479	$15		$1,035

	Electronics & Mobile Communication

		Other				Safety,
		Electronics &				Thermal		Dynamics
	Mobile	Mobile				& Electrical		&
2001	MultiMedia(a)	Communication		Total		Architecture		Propulsion		Other(b)		Total

	(in millions)

Net sales to GM and affiliates	$321	$2,783		$3,104		$5,401		$7,778		$1,341		$17,624

Net sales to other customers	52	1,002		1,054		3,235		3,611		564		8,464

Inter-sector net sales	—	642		642		394		1,239		(2,275)		—

Total net sales	$373	$4,427		$4,800		$9,030		$12,628		$(370)		$26,088

Depreciation and amortization	$8	$187	(d)(g)	$195	(d)(g)	$305	(d)(g)	$446	(d)(g)	$41	(g)	$987	(d)(g)

Sector operating income (loss)	$(33)	$319	(e)(g)	$286	(e)(g)	$362	(e)(g)	$(8	)(e)(g)	$(87	)(e)(g)	$553	(e)(g)

Sector assets	N/A	N/A		$2,673		$7,381		$8,587		$(39)		$18,602

Capital expenditures	N/A	N/A		$238		$304		$497		$18		$1,057

	Electronics & Mobile Communication

		Other			Safety,
		Electronics &			Thermal	Dynamics
	Mobile	Mobile			& Electrical	&
2000	MultiMedia(a)	Communication	Total		Architecture	Propulsion		Other(b)		Total

	(in millions)

Net sales to GM and affiliates	$304	$3,364	$3,668		$6,341	$9,169		$1,487		$20,665

Net sales to other customers	18	1,018	1,036		3,145	3,747		546		8,474

Inter-sector net sales	—	622	622		450	1,286		(2,358)		—

Total net sales	$322	$5,004	$5,326		$9,936	$14,202		$(325)		$29,139

Depreciation and amortization	$7	$148 (g)	$155	(g)	$309 (g)	$391	(g)	$50	(g)	$905	(g)

Sector operating income (loss)	$(23)	$497 (g)	$474	(g)	$679 (g)	$678	(f)(g)	$(56	)(g)	$1,775	(f)(g)

Sector assets	N/A	N/A	$2,889		$6,468	$9,439		$(275)		$18,521

Capital expenditures	N/A	N/A	$315		$381	$566		$10		$1,272

(a)	Certain information for the Mobile MultiMedia business line within the Electronics & Mobile Communication sector is separately disclosed due to the strategic importance of this high-tech business line and its usefulness in understanding sector net sales and operating results. Mobile MultiMedia develops products designed to bring the internet, telematics, entertainment and mobile communication technologies into vehicles and home use.

(b)	Other includes Delphi Products & Service Solutions and other activities not allocated to the product sectors and the elimination of inter-sector transactions.

(c)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $20 million for Electronics & Mobile Communication, $101 million for Safety, Thermal & Electrical Architecture, $126 million for Dynamics & Propulsion and $15 million for Other.

(d)	Excludes asset impairment charges recorded in the first and fourth quarters of $63 million and $65 million, respectively, with $10 million for Electronics & Mobile Communications, $47 million for Safety, Thermal & Electrical Architecture and $71 million for Dynamics & Propulsion.

(e)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million and the fourth quarter 2001 product line impairment and other charges of $203 million with $87 million for Electronics & Mobile Communications, $214 million for Safety, Thermal & Electrical Architecture, $474 million for Dynamics & Propulsion and $27 million for Other.

(f)	Excludes the first quarter 2000 one-time, non-cash charge for Dynamics & Propulsion of $51 million resulting from acquisition-related in-process research and development.

(g)	Excludes goodwill amortization for 2001 of $35 million with $4 million for Electronics & Mobile Communication, $10 million for Safety, Thermal & Electrical Architecture, $19 million for Dynamics & Propulsion and $2 million for Other, and goodwill amortization for 2000 of $31 million with $4 million for Electronics & Mobile Communication, $8 million for Safety, Thermal & Electrical Architecture, $18 million for Dynamics & Propulsion and $1 million for Other.

      A reconciliation between sector operating income and income (loss) before income taxes for each of the years presented is as follows:

	2002		2001		2000

	(in millions)

Sector operating income	$952	(a)	$553	(b)(c)	$1,775	(c)(e)

Interest expense	(191)		(222)		(183)

Other income, net	32		48	(d)	157

Income before income taxes, non-recurring items and goodwill amortization	$793	(a)	$379	(b)(c)(d)	$1,749	(c)(e)

Non-recurring items	(262)		(872)		(51)

Goodwill amortization	—		(35)		(31)

Income (loss) before income taxes	$531		$(528)		$1,667

(a)	Excludes the 2002 net restructuring and generator product line charges of $262 million.

(b)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million and the fourth quarter product line impairment and other charges of $203 million.

(c)	Excludes goodwill amortization of $35 million and $31 million for the years ended December 31, 2001 and 2000, respectively.

(d)	Excludes impairment charges of $70 million in 2001.

(e)	Excludes the first quarter 2000 one-time, non-cash charge of $51 million resulting from acquisition-related in-process research and development.

      Information concerning principal geographic areas is set forth below. Net sales data is for the years ended December 31 and net property data is as of December 31.

	2002		2001		2000

	Net	Net	Net	Net	Net	Net
	Sales	Property	Sales	Property	Sales	Property

	(in millions)

North America:

U.S. and Canada	$16,986	$3,584	$16,393	$3,553	$19,615	$3,642

Mexico	4,268	304	3,884	309	3,985	289

Total North America	21,254	3,888	20,277	3,862	23,600	3,931

Europe, Middle East & Africa	5,048	1,672	4,801	1,420	4,553	1,319

Asia — Pacific	777	288	598	302	507	306

South America	348	96	412	140	479	162

Total	$27,427	$5,944	$26,088	$5,724	$29,139	$5,718

          Realignment

      In October 2002, we announced a realignment of our business sectors, which was effective on January 1, 2003. The realignment and the resultant assignment of new responsibilities to certain of Delphi’s senior leadership was done to strengthen the Company’s focus on customer relationships and growth, accelerate lean transformation across key business processes and place more emphasis on initiatives to resolve under-

performing assets in our portfolios. Beginning January 1, 2003, the Company has three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion & Thermal Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems product lines.

•	Electrical, Electronics, Safety & Interior Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group is comprised of product lines and plant sites that do not meet our targets for net income or other financial metrics. This will further enable consistent and targeted management focus on finding solutions to these businesses.

      The realignment is designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans. Starting in the first quarter of 2003, we will report our segment information based on the realigned sectors.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

      Delphi’s financial instruments include long-term debt. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. At both December 31, 2002 and 2001, long-term debt was recorded at $2.1 billion and had an estimated fair value of $2.1 billion and $2.0 billion for the years ended December 31, 2002 and 2001, respectively. For all other financial instruments recorded at December 31, 2002 and 2001, fair value approximates book value.

      Effective January 1, 2001, Delphi adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which required that all derivative instruments be reported on the balance sheet at fair value and established criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income (“OCI”) by $14 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

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

      Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican peso, euro, Canadian dollar, Japanese yen, Polish zloty, Singapore dollar, British pound and Brazilian real. We primarily utilize forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.

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

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at December 31, 2002.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in OCI as of December 31, 2002, were $11 million after-tax ($16 million pre-tax). Of this pre-tax total, a loss of approximately $20 million is expected to be included in cost of sales within the next 12 months. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the first quarter of 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. The amount included in cost of sales related to hedge ineffectiveness was not material. The amount included in cost of sales related to the time value of options was $6 million in 2002, and was not material in 2001 and 2000.

      In 2000, we entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted inventory purchases. Although these derivatives are effective as economic hedges of our commodity price exposures, due to differences in pricing terms between the derivative instruments and the forecasted purchases, the SFAS No. 133 effectiveness threshold was not met. The change in fair value of these instruments was included in cost of sales as of December 31, 2001, but was not significant. These contracts settled during 2001. We have changed the pricing terms of the related commodity purchases such that subsequent hedges qualify for hedge accounting.

15. QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

	(in millions, except per share amounts)

2002

Net sales	$6,688	$7,322	$6,446	$6,971	$27,427

Cost of sales	5,889	6,332	5,695	6,098	24,014

Gross profit	$799	$990	$751	$873	$3,413

Net income	$(51)	$220	$54	$120	$343

Basic earnings per share	$(0.09)	$0.39	$0.10	$0.21	$0.61

Diluted earnings per share	$(0.09)	$0.39	$0.10	$0.21	$0.61

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price

High	$17.11	$16.94	$13.41	$8.80	$17.11

Low	$12.59	$12.53	$8.43	$6.60	$6.60

2001

Net sales	$6,535	$6,944	$6,229	$6,380	$26,088

Cost of sales	5,901	6,024	5,540	5,751	23,216

Gross profit	$634	$920	$689	$629	$2,872

Net income	$(429)	$164	$26	$(131)	$(370)

Basic earnings per share	$(0.77)	$0.29	$0.05	$(0.23)	$(0.66)

Diluted earnings per share	$(0.77)	$0.29	$0.05	$(0.23)	$(0.66)

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price

High	$15.58	$15.98	$17.50	$14.42	$17.50

Low	$11.15	$12.16	$9.50	$11.01	$9.50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “The Board of Directors” in Delphi’s definitive Proxy Statement for the 2003 Annual Meeting of the Stockholders, which will be filed within 120 days after December 31, 2002 (the “Proxy Statement”). The information required by Item 10 regarding Audit Committee financial expert disclosure is incorporated by reference from the information under the caption “Committees of the Board of Directors — Audit Committee” in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Delphi’s knowledge, in the Proxy Statement. The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.

      Delphi has adopted a written code of ethics, “The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity,” which is applicable to all Delphi directors, officers and employees, including the Company’s chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Commission’s rules and regulations a copy of the code has been filed as an exhibit to this Form 10-K and will be posted on our website as soon as practicable after the filing of this report. Delphi intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.delphi.com.

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

ITEM 14. CONTROLS AND PROCEDURES

      In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures during the third quarter of 2002. As a result of such review we implemented minor changes, primarily to formalize and document the already robust procedures in place. We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our disclosure committee, including our principal executive officer and principal financial officer, on a regular basis, in particular during the period in which the quarterly and annual reports are being prepared. As required, we will continue to evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and last did so as of December 31, 2002, a date within 90 days prior to the filing of this annual report. We believe as of that date, such controls and procedures are operating effectively as designed.

      We presented the results of our most recent evaluation to our independent auditors, Deloitte & Touche LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are adequate to insure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      2.   Financial Statement Schedules —

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      3.   Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(b)	Certificate of Ownership and merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(c)	By-laws of Delphi Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”).
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(4)(c)	Terms of the 6 1/8% Notes due 2004, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

Exhibit
Number	Exhibit Name

(4)(e)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(f)	Form of Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.5 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(g)	Certificate of Trust of Delphi Trust, incorporated by reference to Exhibit 4.6 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(h)	Declaration of Trust of Delphi Trust, incorporated by reference to Exhibit 4.7 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation, incorporated by reference to Exhibit 10(c) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(i)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(j)	Delphi Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-88291) which has been filed by Delphi with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.*

Exhibit
Number	Exhibit Name

(10)(n)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(o)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10 (a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(p)	364-Day Third Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 22, 2002, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10)(q)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(o) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(r)	Employment Agreement with an Executive Officer dated January 1, 1999, incorporated by reference to Exhibit 10(u) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(s)	Employment Agreement with an Executive Officer dated July 31, 1997, incorporated by reference to Exhibit 10(v) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(t)	Amendment to Employment Agreement with an Executive Officer dated July 1, 1999, incorporated by reference to Exhibit 10(w) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(u)	Consulting Agreement with Director dated May 4, 2001, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
(10)(v)	Supplemental Executive Retirement Program, incorporated by reference to exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*
(10)(w)	Stock Option Plan for Non-Executives
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998.
(14)	The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity.
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99)(c)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(d)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K.

      During the last quarter of the period covered by this report, the following reports on Form 8-K were filed:

October 16, 2002 Form 8-K reporting under “Item 9. Regulation FD Disclosure” the filing of charts used in the earnings release teleconference.

October 18, 2002 Form 8-K reporting under “Item 5. Other Events” the filing of the press release.

October 22, 2002 Form 8-K reporting under “Item 5. Other Events” the filing of the press release.

December 9, 2002 Form 8-K reporting under “Item 5. Other Events” the filing of the press release.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

By:	/s/ J.T. BATTENBERG III

(J.T. Battenberg III, Chairman of the Board of Directors, Chief Executive Officer and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 17, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ J.T. BATTENBERG III (J.T. Battenberg III)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ ALAN S. DAWES (Alan S. Dawes)	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ DONALD L. RUNKLE (Donald L. Runkle)	Director, Vice Chairman and Chief Technology Officer

/s/ JOHN D. SHEEHAN (John D. Sheehan)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ JOHN D. OPIE (John D. Opie)	Director (Lead Independent Director)

/s/ OSCAR DE PAULA BERNARDES NETO (Oscar de Paula Bernardes Neto)	Director

/s/ ROBERT H. BRUST (Robert H. Brust)	Director

/s/ VIRGIS W. COLBERT (Virgis W. Colbert)	Director

/s/ DAVID N. FARR (David N. Farr)	Director

/s/ DR. BERND GOTTSCHALK (Dr. Bernd Gottschalk)	Director

/s/ SHOICHIRO IRIMAJIRI (Shoichiro Irimajiri)	Director

/s/ SUSAN A. MCLAUGHLIN (Susan A. McLaughlin)	Director

/s/ ROGER S. PENSKE (Roger S. Penske)	Director

/s/ PATRICIA C. SUELTZ (Patricia C. Sueltz)	Director

CERTIFICATIONS

Certification of Principal Executive Officer

      I, J. T. Battenberg III, certify that:

      1. I have reviewed this annual report on Form 10-K of Delphi Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 17, 2003

/s/ J. T. BATTENBERG III

J. T. Battenberg III
Chairman of the Board,
Chief Executive Officer and
President (Principal Executive Officer)

Certification of Principal Financial Officer

      I, Alan S. Dawes, certify that:

      1. I have reviewed this annual report on Form 10-K of Delphi Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 17, 2003

/s/ ALAN S. DAWES

Alan S. Dawes
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Exhibit Name

(10)(w)	Stock Option Plan for Non-Executives

(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998.

(14)	The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity.

(21)	Subsidiaries of Delphi

(23)	Consent of Deloitte & Touche LLP

(99)(c)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(d)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.