Form 10-Q
period 2003-03-31
DELPHI CORP
filed 2003-04-16
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X.     No   .

As of March 31, 2003, there were 560,280,510 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months
	Ended
	March 31,

	2003	2002

	(in millions, except
	per share amounts)
Net sales:
General Motors and affiliates	$4,555	$4,484
Other customers	2,627	2,204

Total net sales	7,182	6,688

Less operating expenses:
Cost of sales, excluding items listed below	6,312	5,889
Selling, general and administrative	389	362
Depreciation and amortization	253	244
Restructuring (Note 2)	—	225

Total operating expenses	6,954	6,720

Operating income (loss)	228	(32)
Less: interest expense	45	48
Other income, net	2	10

Income (loss) before income taxes	185	(70)
Income tax expense (benefit)	58	(19)

Net income (loss)	$127	$(51)

Basic and diluted earnings (loss) per share (Note 1)	$0.23	$(0.09)

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	December 31,
	(Unaudited)	2002

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$755	$1,014
Accounts receivable, net:
General Motors and affiliates	2,954	2,304
Other customers	1,516	1,712
Inventories, net (Note 3)	1,765	1,769
Deferred income taxes	493	502
Prepaid expenses and other	173	241

Total current assets	7,656	7,542
Long-term assets:
Property, net	5,912	5,944
Deferred income taxes	3,652	3,649
Goodwill, net	707	699
Other	1,474	1,482

Total assets	$19,401	$19,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$648	$682
Accounts payable	3,202	3,060
Accrued liabilities	1,982	2,118

Total current liabilities	5,832	5,860
Long-term liabilities:
Long-term debt	2,082	2,084
Pension benefits	3,440	3,568
Postretirement benefits other than pensions	5,269	5,120
Other	1,338	1,405

Total liabilities	17,961	18,037

Stockholders’ equity (Note 6):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2003 and 2002	6	6
Additional paid-in capital	2,459	2,445
Retained earnings	1,618	1,530
Accumulated other comprehensive loss:
Minimum pension liability	(2,098)	(2,098)
All other components	(469)	(493)
Treasury stock, at cost (4.7 million and 6.9 million shares in 2003 and 2002, respectively)	(76)	(111)

Total stockholders’ equity	1,440	1,279

Total liabilities and stockholders’ equity	$19,401	$19,316

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31,

	2003	2002

	(in millions)
Cash flows from operating activities:
Net income (loss)	$127	$(51)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	253	244
Deferred income taxes	3	(37)
Restructuring	—	225
Changes in operating assets and liabilities:
Accounts receivable, net	(474)	(523)
Inventories, net	1	23
Prepaid expenses and other	68	(31)
Accounts payable	153	263
Restructuring obligations	(24)	(174)
Accrued liabilities	(101)	87
Other long-term liabilities	16	181
Other	(18)	13

Net cash provided by operating activities	4	220

Cash flows from investing activities:
Capital expenditures	(221)	(209)
Other	27	16

Net cash used in investing activities	(194)	(193)

Cash flows from financing activities:
Net repayments of borrowings under credit facilities and other debt	(36)	(50)
Dividend payments	(39)	(39)
Issuance of treasury stock, net	1	9

Net cash used in financing activities	(74)	(80)

Effect of exchange rate fluctuations on cash and cash equivalents	5	(7)

Decrease in cash and cash equivalents	(259)	(60)
Cash and cash equivalents at beginning of period	1,014	757

Cash and cash equivalents at end of period	$755	$697

See notes to consolidated financial statements.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

      General — Delphi Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its wholly-owned and majority-owned subsidiaries.

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

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Weighted average shares outstanding	559,561	560,448
Effect of dilutive securities	170	—

Diluted shares outstanding	559,731	560,448

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 26, 2003, which is payable on May 5, 2003 to holders of record on April 7, 2003. The dividend declared on December 4, 2002 was paid on January 15, 2003.

      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the three months ended March 31, 2002 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. There were no stock options granted during the first quarter of 2003.

      If we accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three Months
	Ended
	March 31,

	2003	2002

	(in millions,
	except per share
	amounts)
Net income (loss), as reported	$127	$(51)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3	10

Pro forma net income (loss)	$124	$(61)

Earnings (loss) per share:
Basic and diluted — as reported	$0.23	$(0.09)

Basic and diluted — pro forma	$0.22	$(0.11)

      During 1999, Delphi awarded certain employees approximately 3 million restricted stock units, which were delivered to them as stock during the first quarter of 2003 in accordance with the original award terms.

      During the first quarter of 2003, we cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. As of March 31, 2003, there are 24 million shares available for future grants under these stock option plans.

2. RESTRUCTURING AND PRODUCT LINE CHARGES

      In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against the $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002.

      We executed our restructuring actions as planned. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs.

      In late 2001, we planned to dispose of our generator product line. During 2002, we determined that we would not complete the transaction and began to wind down this product line. Of the total recorded loss of $231 million ($149 million after-tax) associated with the wind down of this product line, $37 million ($24 million after-tax) for contractually required payments (principally employee related) was recorded in cost of sales during the first quarter of 2002.

3. INVENTORIES, NET

      Inventories, net consisted of:

	March 31,	December 31,
	2003	2002

	(in millions)
Productive material, work-in-process and supplies	$1,454	$1,587
Finished goods	564	435

Total inventories at FIFO	2,018	2,022
Less: allowance to adjust the carrying value of certain inventories to LIFO	(253)	(253)

Total inventories, net	$1,765	$1,769

4. ASSET SECURITIZATION

      In the first quarter of 2003, we entered into a $500 million domestic accounts receivable securitization facility agreement (“Facility Agreement”) for certain trade receivables. Under this Facility Agreement, we have agreed to sell certain accounts receivable to Delphi Receivables LLC, (“DR”) a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain exceptions relating to receivables that are reduced or cancelled for reasons unrelated to the creditworthiness of the obligor or customary write-offs, are disputed, or for which any representations and warranties are no longer true), an undivided interest in its receivables to certain receivable conduits that fund their purchases through the issuance of commercial paper, with back-up purchase commitments from the conduits’ related financial institutions. The receivables are sold at fair market value and a discount on the sale is recorded in operating income. While we do not retain an interest in the receivables sold, we do perform collections and administrative functions. As of March 31, 2003, DR had not sold any undivided interests in its accounts receivables; on April 1, 2003, DR sold undivided interests in its receivables equal to $350 million to the receivable conduits. The Facility Agreement expires on March 31, 2004 and can be extended on an annual basis until March 31, 2006 based upon the mutual agreement of the parties. Additionally, the Facility Agreement contains financial and other covenants similar to our revolving credit facilities that, if not met, would result in a termination of the agreement. As of March 31, 2003, we are in compliance with all such covenants.

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

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in OCI as of March 31, 2003, were $7 million after-tax ($11 million pre-tax). Of this pre-tax total, a loss of approximately $16 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $2 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $5 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

6. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the three months ended March 31, 2003 were:

					Accumulated Other
					Comprehensive Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2003.	565	$6	$2,445	$1,530	$(2,098)	$(493)	$(111)	$1,279
Net income	—	—	—	127	—	—	—	127
Currency translation adjustments and other, net of tax	—	—	—	—	—	21	—	21
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	—	3	—	3

Total comprehensive income								151
Shares issued for employee benefit plans	—	—	14	—	—	—	35	49
Dividends	—	—	—	(39)	—	—	—	(39)

Balance at March 31, 2003.	565	$6	$2,459	$1,618	$(2,098)	$(469)	$(76)	$1,440

7. SEGMENT REPORTING

      Effective January 1, 2003, we realigned our business sectors in order to strengthen our focus on customer relationships and growth, accelerate lean transformation across key business processes and place more emphasis on initiatives to resolve under-performing assets in our portfolios. Under the realignment, we have three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion & Thermal Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems product lines.

•	Electrical, Electronics, Safety & Interior Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group (“AHG”), which is comprised of product lines and plant sites that do not meet our targets for net income or other financial metrics, allowing for consistent and targeted management focus on finding solutions to these businesses.

      The realignment is designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans.

      We have presented our segment data for the three months ended March 31, 2002 to be consistent with our realigned sectors. Included below are sales and operating data for our realigned sectors for the three months ended March 31, 2003 and 2002.

			Electrical,
	Dynamics,		Electronics,		Automotive
	Propulsion		Safety &		Holdings
	& Thermal		Interior		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
March 31, 2003
Net sales to GM and affiliates	$2,035		$2,014		$506		$—		$4,555
Net sales to other customers	1,036		1,491		100		—		2,627
Inter-sector net sales	192		107		216		(515)		—

Total net sales	$3,263		$3,612		$822		$(515)		$7,182

Sector operating income (loss)	$120		$260		$(138)		$(14)		$228

March 31, 2002
Net sales to GM and affiliates	$1,962		$2,001		$521		$—		$4,484
Net sales to other customers	925		1,173		106		—		2,204
Inter-sector net sales	192		91		269		(552)		—

Total net sales	$3,079		$3,265		$896		$(552)		$6,688

Sector operating income (loss)	$98	(b)	$240	(b)	$(95	)(b)	$(13	)(b)	$230	(b)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

8. COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters. In particular, as more fully discussed in “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Labor Matters”, the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO filed a grievance to protest certain planned layoffs at one of our manufacturing sites, which was submitted to binding arbitration and for which we are still awaiting a final ruling.

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP, however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have reserved approximately $2 million for our share of the expected investigation costs. As preliminary assessments indicate that future remediation costs could be limited, we have not established an additional reserve for future remediation. Because the scope of the investigation, and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-separation warranty claims with GM, as previously disclosed, GM requested that Delphi agree to reimburse GM for the anticipated costs of GM’s voluntary recall campaign to repair certain 1996 to 1998 models which GM states could experience a failure of the power steering gear lower pinion bearing. In addition, GM may assert additional pre-separation claims in the future. As we have already informed GM, we believe that this claim and the remainder of known pre-separation warranty claims are adequately covered by commercial defenses or customer credits and that we have no further financial liability for such matters. Accordingly, although we cannot ensure that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business. Due to the nature of such indemnities we are not able to estimate the maximum amount.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      In November 2000, a federal district court jury awarded a former supplier to Delphi approximately $37 million inclusive of accrued interest, in connection with a commercial dispute. Delphi and the supplier filed post trial motions seeking a directed verdict, and Delphi also sought a new trial. In February 2001, the district court denied all parties’ motions. Both parties appealed the district court’s judgment and have filed briefs with the Ninth Circuit Court of Appeals. On December 2, 2002 the parties argued their respective positions before the Ninth Circuit Court of Appeals and are still awaiting the Court’s decision. While legal proceedings are subject to inherent uncertainty, we believe we had valid grounds for appeal, and it is possible that the existing judgment could be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. We record provisions for any legal judgments, at the time that management and counsel conclude a loss is probable.

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. A significant proportion of the U.S. union employees’ labor agreements expire in September 2003. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems. In addition, our ability to fix certain sites and businesses that have been placed in AHG depend, in part, on our ability to satisfactorily address any labor issues, which arise as a result of such plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2002. The information presented below is based on our sector realignment effective January 1, 2003, as discussed in Note 7 of our consolidated financial statements.

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

      Net Sales. Consolidated net sales by product sector and in total for the three months ended March 31, 2003 and 2002 were:

	Three Months
	Ended March 31,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$3,263	$3,079
Electrical, Electronics, Safety & Interior	3,612	3,265
Automotive Holding Group	822	896
Other	(515)	(552)

Consolidated net sales	$7,182	$6,688

      Consolidated net sales for the first quarter of 2003 were $7.2 billion compared to $6.7 billion for the same period of 2002. Our non-GM sales increased by $423 million principally due to $259 million of increased production volumes and $197 million of favorable currency exchange rates, partially offset by price decreases. Net sales to GM increased by $71 million, principally due to $163 million of increased production volumes in North America and to a lesser extent favorable currency exchange rates, partially offset by price decreases and loss of certain business. As a percent of our net sales for the first quarter of 2003, our non-GM sales were 37%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $111 million, or 1.7% for the first quarter of 2003 compared to approximately $120 million or 1.8% for the first quarter of 2002.

      Gross Margin. Our gross margin was 12.1% for the first quarter of 2003 compared to gross margin of 11.9% for the first quarter of 2002. The improvement reflected increased volumes and lower material costs, as well as greater efficiencies resulting from stable customer build schedules and savings realized from our restructuring plans, offset by $182 million of higher wages and increased U.S. pension and healthcare expenses as well as price decreases. First quarter 2002 gross margin included a charge of $37 million related to our generator product line.

      Selling, General and Administrative. Selling, general and administrative expenses of $389 million, 5.4% of total net sales for the first quarter of 2003, were consistent with $362 million or 5.4% of total net sales for the first quarter of 2002.

      Depreciation and Amortization. Depreciation and amortization for the first quarter of 2003 was consistent with amounts for the comparable period of 2002.

      Restructuring. In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against the $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002.

      We executed our restructuring actions as planned. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs. We are currently realizing savings, principally payroll and related costs, associated with these restructuring actions and we expect these savings to grow to more than $125 million (after-tax) by early 2004 with reductions of approximately $90 million in cost of sales and approximately $35 million in selling, general and administrative expense. The after-tax breakdown of these savings by sector is expected to be approximately $43 million for Dynamics, Propulsion & Thermal, approximately $36 million for Electrical, Electronics, Safety & Interior, approximately $37 million for Automotive Holdings Group and approximately $9 million for Other.

      Following is a summary of our actions related to our 2002 restructuring charge (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First quarter 2002 restructuring charge	$191	$31	$9	$231
Usage in 2002.	(174)	(31)	(2)	(207)

Balance at December 31, 2002.	$17	$—	$7	$24
Usage in first quarter 2003.	(17)	—	(7)	(24)

Balance at March 31, 2003.	$—	$—	$—	$—

      Operating Income (Loss). Operating income was $228 million for the first quarter of 2003 compared to an operating loss of $(32) million for the first quarter of 2002. To facilitate analysis of our operating income by product sector and consistent with the manner in which management reviews our results, we have excluded the 2002 net restructuring and generator product line charges of $262 million from the information presented below:

	Three Months
	Ended
	March 31,

Product Sector	2003	2002(a)

	(in millions)
Dynamics, Propulsion & Thermal	$120	$98
Electrical, Electronics, Safety & Interior	260	240
Automotive Holding Group	(138)	(95)
Other	(14)	(13)

Total operating income	$228	$230

(a)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

      The slight decrease in operating income from the first quarter of 2002 primarily reflected lower pricing and increased pension, healthcare and wages, partially offset by savings realized from our restructuring plans, increased revenues, material cost savings and improved efficiencies resulting from the stabilization of customer build schedules.

      Taxes. Our effective tax rate for the first quarter of 2003 was 31% compared to 27% for the first quarter of 2002. The rate for the first quarter of 2003 was affected by entity structuring and tax planning activities, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. This change has reduced our expected 2003 effective tax rate to 31%-32%.

The rate for the first quarter of 2002 reflected our inability to fully tax effect our restructuring initiatives in certain jurisdictions. The effective tax rate for the full year of 2002 was 35%.

      Net Income (Loss). Our net income was $127 million for the first quarter of 2003 as compared to a net loss of $(51) million for the first quarter of 2002.

      Earnings (Loss) Per Share. Basic and diluted earnings per share were $0.23 for the first quarter of 2003 compared to basic and diluted loss per share of $(0.09) for the first quarter of 2002.

      Our segment data shown above is based on our realigned sectors; for comparative purposes, the financial data for the years ended December 31, 2002 and 2001 is shown below:

	Dynamics,		Electrical,		Automotive
	Propulsion &		Electronics,		Holdings
	Thermal		Safety & Interior		Group		Other(a)		Total

	(in millions)
2002
Net sales to GM and affiliates	$7,754		$8,016		$2,092		$—		$17,862
Net sales to other customers	3,883		5,259		423		—		9,565
Inter-sector net sales	838		357		1,035		(2,230)		—

Total net sales	$12,475		$13,632		$3,550		$(2,230)		$27,427

Sector operating income (loss)	$413	(b)	$972	(b)	$(375	)(b)	$(58	)(b)	$952	(b)
2001
Net sales to GM and affiliates	$7,581		$7,884		$2,159		$—		$17,624
Net sales to other customers	3,581		4,417		466		—		8,464
Inter-sector net sales	763		404		1,119		(2,286)		—

Total net sales	$11,925		$12,705		$3,744		$(2,286)		$26,088

Sector operating income (loss)	$175	(c)(d)	$695	(c)(d)	$(248	)(d)	$(69	)(d)	$553	(c)(d)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

(c)	Excludes goodwill amortization for 2001 of $35 million with $20 million for Dynamics, Propulsion & Thermal and $15 million for Electrical, Electronics, Safety & Interior.

(d)	Excludes the first quarter 2001 restructuring and asset impairment charges of $599 million and the fourth quarter 2001 product line impairment and other charges of $203 million with $310 million for Dynamics, Propulsion & Thermal, $189 million for Electrical, Electronics, Safety & Interior, $277 million for Automotive Holdings Group and $26 million for Other.

Liquidity and Capital Resources

          Liquidity

      The following are some key metrics that we use when we internally monitor our liquidity and capital resources. We believe that these metrics provide a consistent, objective measure of our cash and financing position and the changes from period to period highlight the liquidity impacts of our operating results, capital expenditures and working capital management. Our net liquidity, which is calculated as cash and cash equivalents less total debt, was $(1,975) million at March 31, 2003 as compared to $(1,752) million at December 31, 2002. The decrease in net liquidity at March 31, 2003 results primarily from our pension contribution of $350 million made during the first quarter of 2003. The negative balance reflects our intended capital structure and we expect that we will be able to meet our future obligations as they become due. At March 31, 2003, our ratio of debt to total capital (which consists of debt plus stockholders’ equity) was 65.5%, as compared to 68.4% at December 31, 2002.

      Requirements for working capital, acquisitions, capital expenditures, pension funding, dividends, repayment of debt securities and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our Credit Facilities, sales of receivables under our accounts receivable securitization facility, proceeds from the future offering of preferred securities by our wholly-owned subsidiary, Delphi Properties, all of which are described below, and other available financing sources as necessary.

          Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2003. We expect to extend the terms of the 364-day revolving credit line for another year during the second quarter of 2003. As of March 31, 2003 there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $0.5 billion was outstanding as of March 31, 2003. Delphi also has approximately $100 million available under uncommitted lines of credit. As of March 31, 2003 there were no amounts outstanding under uncommitted lines of credit.

      In order to provide financial flexibility to Delphi and our suppliers, we maintain a program through General Electric Capital Corporation (“GECC”) pursuant to a trade payables agreement. When a Delphi supplier elects to participate in the program, GECC pays the supplier the amount due from Delphi, prior to the due date of the accounts payable. In exchange for the early payment, our suppliers accept a discounted payment. On the original due date of the payables, we pay GECC the full amount. These amounts are classified as accounts payable in the consolidated balance sheet of Delphi; at March 31, 2003 we had approximately $176 million due to GECC under this program. Starting in the fourth quarter of 2002, we exercised our right under our trade payables agreement with GECC, whereby we are permitted to defer payment on these accounts payable discussed above to GECC for a period of up to 30 days, and in exchange we pay GECC a fee for the period of such deferral. As of March 31, 2003, we have elected to defer payment on approximately $125 million of such payables; these amounts have been classified as short-term debt. Also in the fourth quarter of 2002, we entered into a program where GECC paid certain suppliers, on our behalf, the regularly scheduled payment according to the terms of our purchase orders with those suppliers. We elect, for a fee, to pay GECC at a date generally 30 days later than the regularly scheduled payment terms. At March 31, 2003, we have elected to delay approximately $5 million that have been paid by GECC for us, and are also classified as short-term debt. In addition, one of our customers has arranged with GECC to provide a trade payables program to its suppliers. During the fourth quarter of 2002, we elected to participate in this program as well. The program permits us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in this program, our receivables are reduced and our cash balances are increased. At March 31, 2003, our receivables were reduced by $500 million, as a result of this program. We expect to replace these programs with our accounts receivable securitization facility agreement discussed below.

      In the first quarter of 2003, we entered into a $500 million domestic accounts receivable securitization facility agreement (“Facility Agreement”) for certain trade receivables. Under this Facility Agreement, we have agreed to sell certain accounts receivable to Delphi Receivables LLC, (“DR”) a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain exceptions relating to receivables that are reduced or cancelled for reasons unrelated to the creditworthiness of the obligor or customary write-offs, are disputed, or for which any representations and warranties are no longer true), an undivided interest in its receivables to certain receivable conduits that fund their purchases through the issuance of commercial paper, with back-up purchase commitments from the conduits’ related financial institutions. The receivables are sold at fair market value and a discount on the sale is recorded in operating income. While we do not retain an interest in the receivables sold, we do perform collections and administrative functions. As of March 31, 2003, DR had not sold any undivided interests in its accounts receivables; on April 1, 2003, DR sold undivided interests in its receivables equal to $350 million to the receivable conduits. The Facility Agreement expires on March 31, 2004 and can be extended on an annual basis until March 31, 2006 based upon the mutual agreement of the parties. Additionally, the Facility Agreement contains financial and other covenants similar to our revolving credit facilities that, if not met, would result in a termination of the agreement. As of March 31, 2003, we are in compliance with all such covenants.

      From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

      On March 28, 2003, we filed a registration statement with the Securities and Exchange Commission for the sale of $300 million ($345 million if the underwriters’ over-allotment option is exercised in full) of Non-Cumulative Exchangeable Perpetual Preferred Securities Series A Stock by our wholly-owned subsidiary, Delphi Properties, Inc. (“Delphi Properties”), a real estate investment trust (“REIT”). The Delphi Properties Series A Preferred Stock will, upon certain events specifically outlined in the registration statement, be automatically exchanged, on a share-for-share basis, for Delphi Perpetual Preferred Series AA Stock. We expect the Delphi Properties Series A Preferred Stock offering to occur in the second quarter of 2003, based on market conditions. The proceeds from this offering will be used for general corporate purposes, which may include contributions to our pension plans.

      Delphi leases certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic operating leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties upon lease expiration. In aggregate, our purchase price, if we chose to exercise such options, approximates $139 million. These leases also require us to guarantee a minimum value of approximately $116 million upon expiration of the leases. At March 31, 2003, the fair value of these properties in the aggregate exceeds the minimum value guaranteed. As discussed below under “New Accounting Pronouncements”, these leases are subject to the rules set forth in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. This interpretation, when effective, would require us to consolidate these assets. We plan to enter into new lease agreements for these properties that, based on their expected terms, would be accounted for as operating leases.

      We have guaranteed the borrowings of one venture for approximately $15 million. We have no other financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations, or guarantees of such items) to or on behalf of entities that are excluded from our consolidated financial statements. As of March 31, 2003, there have been no material changes to our unsecured debt and leasing arrangements as described in our Annual Report on Form 10-K for the year ended December 31, 2002. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.

      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have long-term credit ratings of BBB/ Baa2/ BBB, respectively, and short-term credit ratings of A3/ P2/ F2, respectively. On April 15, 2003, Standard & Poor’s placed us on credit watch with negative implications with respect to both our long and short-term credit ratings, stating their concerns about our underfunded employee benefit obligations. If we were downgraded to BBB-/ Baa3/ BBB-, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may increase. In addition, as a result of our short-term credit ratings, our access to the commercial paper market has been limited. As further described above, we were able to refinance commercial paper using a number of programs. To the extent that current levels of commercial paper become unavailable, these alternative financing programs as well as other means of financing, would be utilized.

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $4 million for the three months ended March 31, 2003 compared to $220 million for the three months ended March 31, 2002. Cash provided by operating activities in the first quarter of 2003 was impacted by a $350 million voluntary contribution to our U.S. pension plans. Cash provided by operating activities in the first quarter of 2002 resulted primarily from improved operating results.

      Investing Activities. Cash flows used in investing activities totaled $194 million and $193 million for the three months ended March 31, 2003 and 2002, respectively. The use of cash in the first quarters of 2003 and 2002 reflected capital expenditures, primarily machinery and equipment and tooling related to future customer programs.

      Financing Activities. Net cash used in financing activities was $74 million and $80 million for the three months ended March 31, 2003 and 2002, respectively. Cash used in financing activities during the first quarters of 2003 and 2002 reflected dividend payments and repayments of short-term borrowings.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 26, 2003, which is payable on May 5, 2003 to holders of record on April 7, 2003. The dividend declared on December 4, 2002 was paid on January 15, 2003.

Outlook

      General. Although first quarter 2003 North American production schedules remained firm, we are cautious that this stability could be impacted by weakening U.S. vehicle retail sales due to the current geopolitical climate and lessening of future demand if zero-percent interest and other aggressive incentive programs are phased down or lose their sales effectiveness. In addition, we continue to experience softness in other major automotive markets. However, our non-GM revenue is expected to continue to grow, up 19.2% in first three months of 2003 over the comparable period of 2002 and representing 37% of our total sales for the first three months of 2003. We expect our non-GM revenue to grow by at least 10% on a constant exchange rate basis. Given the current uncertainty inherent in the world economy as a whole and the automotive industry in particular, we expect our second quarter 2003 sales to be between $7.0 billion and $7.3 billion and net income to be between $160 million and $200 million, and operating cash flow to be between $300 million and $400 million. Operating cash flow is defined as cash flow from operations, prepared on a generally accepted accounting principles (“GAAP”) basis, before $250 million of pension contributions and after approximately $250 million of capital expenditures.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions as well as wages in non-U.S. locations. As previously announced, we are in the process of winding down our generators product line, which is now part of AHG. AHG is designed to provide a better environment for all of our stakeholders. Each of the product lines and sites within AHG has its own unique set of challenges that require us to be flexible and creative in our ongoing efforts to find solutions.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 63% of our net sales for the first three months of 2003. Our sales to GM have declined since our separation from GM; principally reflecting the impact of customer driven price reductions and the elimination of non-profitable businesses as well as GM’s diversification of its supply base and recent changes in our vehicle content and the product mix supplied to them. We also continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline further. While we intend to continue to focus on retaining and winning GM’s business, we cannot assure you that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. Our GM North America content per vehicle for the first quarter of 2003 was $2,761, and we anticipate our 2003 GM North America content per vehicle will be $2,675. We continue to project our sales to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales slightly decreasing. Total annual sales, based on organic growth plans, are expected to rise from $28.0 billion in 2003 to $29.4 billion in 2005. Based on this organic growth plan, net sales to customers other than GM are expected to increase by a compounded annual growth rate of approximately 14% from 2002 to 2005 in dollar terms.

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

      U.S. Pension Plans. Delphi sponsors defined benefit pension plans covering certain hourly and salaried employees in the United States. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $4.1 billion. We are not required by employee benefit and tax laws to make contributions to our pension plans prior to 2004, however, we contributed $350 million to our U.S. pension plans in January 2003 and we expect to make additional contributions during the second quarter of 2003. Changes in interest rates and the market values of the securities held by the plans during 2003 could materially, positively or negatively, change our underfunded status and affect the level of pension expense and required contributions in 2004 and beyond. For example, every 100 basis point difference in our actual 2003 asset returns versus our assumed 9% long-term asset return rate would increase or decrease the underfunded status of our plans by approximately $60 million and our 2004 pension expense by approximately $7 million to $10 million. Similarly, a 25 basis point change in the discount rate used to value pension liabilities at December 31, 2003, could increase or decrease the underfunded status of our plans by approximately $300 million and 2004 pension expense by approximately $20 million to $30 million. Actual investment returns and changes in the discount rate during 2003 will have no effect on our 2003 pension expense.

Environmental Matters

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP, however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have reserved approximately $2 million for our share of the expected investigation costs. As preliminary assessments indicate that future remediation costs could be limited, we have not established an additional reserve for future remediation. Because the scope of the investigation, and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time.

Labor Matters

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. A significant proportion of the U.S. union employees’ labor agreements expire in September 2003. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems. In addition, our ability to fix certain sites and businesses that have been placed in AHG depend, in part, on our ability to satisfactorily address any labor issues, which arise as a result of such plans.

      During 2002, the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO (the “IUE”) filed a grievance to protest certain planned layoffs at one of our manufacturing sites. The grievance was submitted to binding arbitration under the terms of Delphi’s labor agreement with the IUE. During the first quarter of 2003, the arbitrator ruled in favor of the IUE’s position that Delphi had assumed an enforceable contract obligation to maintain a minimum employment level at the site of 1,500 jobs until the year 2011. The arbitrator further ruled, however, that enforcing the contractually required minimum employment level at the site for the full term was not an appropriate remedy. Instead, the arbitrator ordered the parties to appear at a future remedial hearing, scheduled during the second quarter of 2003, to discuss and present evidence as to the remedy. Although our obligation for unpaid wages of employees on layoff at March 31, 2003 was not material, a remedy that requires continued employment at prior levels for a significant length of time would adversely impact our ability to achieve cost savings and achieve an acceptable net income at the facility. The facility is included within our Automotive Holdings Group as the facility does not meet our targets for net income, and negotiations to develop a “fix plan” have been ongoing. Our ability to execute such a plan will be dependent on the resolution of this dispute.

New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities”. The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. The Interpretation immediately applies to entities created after January 31, 2003, and after July 1, 2003 for existing variable interest entities. As discussed above, we have entered into synthetic operating leases for certain assets, used in our operations, that would require consolidation under this Interpretation. We expect to enter into new agreements prior to July 1, 2003 that, based on their expected terms, will be accounted for as operating leases; if we do not do so, we may be required to include an additional $139 million in assets and liabilities on our balance sheet.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, earnings expectations, savings expected as a result of our global restructurings or other initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. In particular, the achievement of projected levels of revenue, earnings, cash flow and debt levels will depend on our ability to execute our portfolio and other global restructuring plans in a manner which satisfactorily addresses any resultant antitrust or labor issues and customer concerns, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and other matters; the success of our efforts to diversify our customer base and still maintain existing GM business; the continued protection and exploitation of our intellectual property to develop new products and enter new markets; and our ability to capture expected benefits of our cost reduction initiatives so as to maintain flexibility to respond to adverse and cyclical changes in general economic conditions and in the automotive industry in each market in which we operate, including customer cost reduction initiatives, potential increases in warranty costs, funding requirements and pension contributions, healthcare costs, disruptions in the labor, commodities or transportation markets caused by terrorism, war or labor unrests, other changes in the political and regulatory environments where we do business; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our Disclosure Committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on April 8, 2003, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Other than the arbitration with the IUE discussed in “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Labor Matters”, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

(b) REPORTS ON FORM 8-K

      During the quarter for which this report is filed, Delphi filed the following reports on Form 8-K:

January 17, 2003, Form 8-K reporting under “Item 5. Other Events” the filing of financial information containing highlighted financial data for the three months and year end ended December 31, 2002.

March 28, 2003, Form 8-K reporting under “Item 9. Regulation FD Disclosure” the filing of a registration statement with the SEC for the sale of preferred stock.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

April 16, 2003	/s/ JOHN D. SHEEHAN ----------------------------------------------------- John D. Sheehan, Chief Accounting Officer and Controller

CERTIFICATIONS

Certification of Principal Executive Officer

I, J. T. Battenberg III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 16, 2003	/s/ J. T. BATTENBERG III ----------------------------------------------------- J. T. Battenberg III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Certification of Principal Financial Officer

      I, Alan S. Dawes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 16, 2003	/s/ ALAN S. DAWES ----------------------------------------------------- Alan S. Dawes Vice Chairman and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

3(	a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(	b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(	c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
99(	a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(	b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.