Form 10-Q
period 2003-06-30
DELPHI CORP
filed 2003-07-17
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of June 30, 2003, there were 560,295,941 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$4,313	$4,818	$8,868	$9,302
Other customers	2,781	2,504	5,408	4,708

Total net sales	7,094	7,322	14,276	14,010

Less operating expenses:
Cost of sales, excluding items listed below	6,240	6,332	12,552	12,221
Selling, general and administrative	422	361	811	723
Depreciation and amortization	260	247	513	491
Restructuring (Note 2)	—	—	—	225

Total operating expenses	6,922	6,940	13,876	13,660

Operating income	172	382	400	350
Less: interest expense	45	47	90	95
Other income, net	2	8	4	18

Income before income taxes	129	343	314	273
Income tax expense	41	123	99	104

Net income	$88	$220	$215	$169

Basic and diluted earnings per share (Note 1)	$0.16	$0.39	$0.38	$0.30

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$730	$1,014
Accounts receivable, net:
General Motors and affiliates	2,596	2,304
Other customers	1,295	1,712
Retained interests in receivables (Note 3)	543	—
Inventories, net (Note 4)	1,833	1,769
Deferred income taxes	466	502
Prepaid expenses and other	205	241

Total current assets	7,668	7,542
Long-term assets:
Property, net	6,023	5,944
Deferred income taxes	3,675	3,649
Goodwill, net	738	699
Other	1,526	1,482

Total assets	$19,630	$19,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,096	$682
Accounts payable	3,265	3,060
Accrued liabilities	1,747	2,118

Total current liabilities	6,108	5,860
Long-term liabilities:
Long-term debt	1,533	2,084
Pension benefits	3,571	3,568
Postretirement benefits other than pensions	5,413	5,120
Other	1,352	1,405

Total liabilities	17,977	18,037

Stockholders’ equity (Note 6):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2003 and 2002	6	6
Additional paid-in capital	2,462	2,445
Retained earnings	1,666	1,530
Minimum pension liability	(2,098)	(2,098)
Accumulated other comprehensive loss, excluding minimum pension liability	(307)	(493)
Treasury stock, at cost (4.7 million and 6.9 million shares in 2003 and 2002, respectively)	(76)	(111)

Total stockholders’ equity	1,653	1,279

Total liabilities and stockholders’ equity	$19,630	$19,316

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended
	June 30,

	2003	2002

	(in millions)
Cash flows from operating activities:
Net income	$215	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	491
Deferred income taxes	15	36
Restructuring	—	225
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(445)	(817)
Inventories, net	(68)	(87)
Prepaid expenses and other	(13)	11
Accounts payable	206	558
Restructuring obligations	(24)	(245)
Accrued liabilities	(328)	69
Other long-term liabilities	301	(74)
Other	3	(80)

Net cash provided by operating activities	375	256

Cash flows from investing activities:
Capital expenditures	(462)	(461)
Other	23	38

Net cash used in investing activities	(439)	(423)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	(171)	309
Dividend payments	(79)	(78)
Issuance (purchases) of treasury stock, net	1	(12)

Net cash (used in) provided by financing activities	(249)	219

Effect of exchange rate fluctuations on cash and cash equivalents	29	(56)

Decrease in cash and cash equivalents	(284)	(4)
Cash and cash equivalents at beginning of period	1,014	757

Cash and cash equivalents at end of period	$730	$753

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)
Weighted average shares outstanding	560,291	560,650	559,928	560,550
Effect of dilutive securities	148	8,238	59	7,626

Diluted shares outstanding	560,439	568,888	559,987	568,176

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 18, 2003, payable on July 29, 2003, to holders of record on June 30, 2003. The dividend declared on March 26, 2003 was paid on May 5, 2003.

      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the three months ended June 30, 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      If we accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income and basic and diluted earnings per share would have been as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions,
	except per share amounts)
Net income, as reported	$88	$220	$215	$169
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4	11	7	21

Pro forma net income	$84	$209	$208	$148

Earnings per share:
Basic and diluted — as reported	$0.16	$0.39	$0.38	$0.30

Basic and diluted — pro forma	$0.15	$0.37	$0.37	$0.26

      During 1999, Delphi awarded certain employees approximately 3 million restricted stock units, which were delivered to them as stock during the first quarter of 2003 in accordance with the original award terms. During the first quarter of 2003, we also cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. In April 2003, we granted 12 million options at a weighted average exercise price of $8.43 per share and 3 million restricted stock units at a weighted average fair market value of $8.43 per share. As of June 30, 2003, there are 9 million shares available for future grants.

2. RESTRUCTURING AND PRODUCT LINE CHARGES

      In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against a $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002.

      The restructuring actions were completed as planned in the first quarter of 2003. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs.

      During the second quarter of 2002, we began to wind down our generator product line. Of the total recorded loss of $231 million ($149 million after-tax) associated with the wind down of this product line, $37 million ($24 million after-tax) for contractually required payments (principally employee related) was recorded in cost of sales during the first quarter of 2002.

3. ASSET SECURITIZATION

      In the first quarter of 2003, we entered into a $500 million domestic accounts receivable securitization facility agreement (“Facility Agreement”) under which we sell certain trade receivables. When we sell receivables, we retain a subordinated interest in the pool of receivables sold, which are considered to be retained interests in the securitized receivables. Losses on the sale of receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between assets sold and the retained interests based upon their relative fair values at the date of transfer. We determine the fair value of the receivables sold and our retained interests using estimated discounted cash flows upon the sale of the receivables and, for the retained interests, at the end of each quarter. The valuation methodology considers historical and projected collections, the discount rate inherent in the Facility Agreement (currently approximately 1.6%) and estimated future credit losses arising from the sold receivables. Due to the short-term nature of trade receivables, the carrying amount approximates fair value of the retained interests. Variation in the credit and discount assumptions would not significantly impact fair value.

      Under this Facility Agreement, we have agreed to sell certain accounts receivable to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain exceptions relating to receivables that are reduced or cancelled for reasons unrelated to the creditworthiness of the obligor or customary write-offs, are disputed, or for which any representations and warranties are no longer true), an undivided interest in its receivables to certain third parties (the receivable conduits), which are unrelated to Delphi or DR and are expected to be multi-seller conduits that fund their purchase through the issuance of commercial paper, with back-up purchase commitments from the conduits’ financial institutions. The transfer qualifies for sale treatment under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The receivables are sold at fair market value and the loss on the sale is recorded in operating income at the time the undivided interest is sold to the third party. We do perform collections and administrative functions on the receivables sold. The nature of such activities and the terms of the Facility Agreement do not result in the recognition of a servicing asset or liability. At June 30, 2003, DR had sold $488 million of undivided interests in its receivables to the receivable conduits; these receivables have been excluded from our consolidated balance sheet. A loss on sale of $2 million was recorded for the three months ended June 30, 2003. During the quarter ended June 30, 2003, proceeds from new securitizations were $828 million and proceeds from reinvested collections were $561 million. As of June 30, 2003, the receivable conduits had a preferential interest in $543 million of the receivables held at DR to secure their interest under the Facility Agreement. The Facility Agreement which is between Delphi, DR, the receivable conduits, financial institutions and their agents, expires on March 31, 2004 and can be extended on an annual basis until March 31, 2006 based upon the mutual agreement of the parties. Additionally, the Facility Agreement contains financial and other covenants similar to our revolving credit facilities that, if not met, would result in a termination of the agreement. At June 30, 2003, we were in compliance with all such covenants.

4. INVENTORIES, NET

      Inventories, net consisted of:

	June 30,	December 31,
	2003	2002

	(in millions)
Productive material, work-in-process and supplies	$1,534	$1,587
Finished goods	552	435

Total inventories at FIFO	2,086	2,022
Less: allowance to adjust the carrying value of certain inventories to LIFO	(253)	(253)

Total inventories, net	$1,833	$1,769

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

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of June 30, 2003, were $18 million after-tax ($29 million pre-tax). Of this pre-tax total, a gain of approximately $20 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $6 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $5 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

6. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the six months ended June 30, 2003 were:

					Accumulated
					Other
					Comprehensive
					Income (Loss)

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2003.	565	$6	$2,445	$1,530	$(2,098)	$(493)	$(111)	$1,279
Net income	—	—	—	215	—	—	—	215
Currency translation adjustments and other, net of tax	—	—	—	—	—	159	—	159
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	—	27	—	27

Total comprehensive income								401
Shares issued for employee benefit plans	—	—	17	—	—	—	35	52
Dividends	—	—	—	(79)	—	—	—	(79)

Balance at June 30, 2003	565	$6	$2,462	$1,666	$(2,098)	$(307)	$(76)	$1,653

7. SEGMENT REPORTING

      Selected information regarding Delphi’s product sectors is as follows:

			Electrical,
	Dynamics,		Electronics,		Automotive
	Propulsion		Safety &		Holdings
	& Thermal		Interior		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
June 30, 2003
Net sales to GM and affiliates	$1,920		$1,935		$458		$—		$4,313
Net sales to other customers	1,092		1,588		101		—		2,781
Inter-sector net sales	212		105		206		(523)		—

Total net sales	$3,224		$3,628		$765		$(523)		$7,094

Sector operating income (loss)	$123		$267		$(158)		$(60	)(c)	$172	(c)

June 30, 2002(b)
Net sales to GM and affiliates	$2,079		$2,159		$580		$—		$4,818
Net sales to other customers	1,030		1,361		113		—		2,504
Inter-sector net sales	208		97		292		(597)		—

Total net sales	$3,317		$3,617		$985		$(597)		$7,322

Sector operating income (loss)	$140		$318		$(57)		$(19)		$382

For the Six Months Ended:
June 30, 2003
Net sales to GM and affiliates	$3,955		$3,949		$964		$—		$8,868
Net sales to other customers	2,128		3,079		201		—		5,408
Inter-sector net sales	404		212		422		(1,038)		—

Total net sales	$6,487		$7,240		$1,587		$(1,038)		$14,276

Sector operating income (loss)	$243		$527		$(296)		$(74	)(c)	$400	(c)

June 30, 2002(b)
Net sales to GM and affiliates	$4,041		$4,160		$1,101		$—		$9,302
Net sales to other customers	1,955		2,534		219		—		4,708
Inter-sector net sales	400		188		561		(1,149)		—

Total net sales	$6,396		$6,882		$1,881		$(1,149)		$14,010

Sector operating income (loss)	$238	(d)	$558	(d)	$(152	)(d)	$(32	)(d)	$612	(d)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	As previously disclosed, amounts have been reclassified from prior presentation to conform to our new sector alignment.

(c)	Includes the second quarter 2003 legal settlement with a former supplier of $38 million.

(d)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group (“AHG”) and $16 million for Other.

8. COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters. In particular, as more fully discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Labor Matters,” the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO filed a grievance to protest certain planned layoffs at one of our manufacturing sites. The matter was submitted to binding arbitration and the arbitrator ruled that Delphi had assumed an enforceable contract obligation to maintain a minimum employment level at the site but that strict enforcement of that contract was not an appropriate remedy. Instead, the arbitrator ordered the parties to appear at a remedial hearing to discuss and present evidence as to the remedy. The hearing took place in June 2003. We expect a ruling in the second half of 2003.

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP, however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. We have reserved approximately $2 million for our share of the expected investigation costs. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of the potential costs of capping and future monitoring of the site in our overall reserve estimates. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

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

      As previously disclosed, the Ninth Circuit Court of Appeals affirmed the federal district court’s decision to award one of Delphi’s former suppliers approximately $38 million ($25 million after-tax), inclusive of accrued interest, in connection with a commercial dispute. The settlement was included in selling, general and administrative expenses and paid during the third quarter of 2003.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. A significant proportion of the U.S. union employees’ labor agreements expire beginning in September 2003. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems. In addition, our ability to fix certain sites and businesses that have been placed in AHG depend, in part, on our ability to satisfactorily address any labor issues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

      Net Sales. Consolidated net sales by product sector and in total for the three months ended June 30, 2003 and 2002 were:

	Three Months
	Ended June 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$3,224	$3,317
Electrical, Electronics, Safety & Interior	3,628	3,617
Automotive Holdings Group	765	985
Other	(523)	(597)

Consolidated net sales	$7,094	$7,322

      Consolidated net sales for the second quarter of 2003 were $7.1 billion compared to $7.3 billion for the same period of 2002. Our non-GM sales increased by $277 million principally due to $223 million of favorable currency exchange rates, increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for the second quarter of 2003, our non-GM sales were 39%. Net sales to GM decreased by $505 million, due to $484 million of lost production in North America primarily resulting from the tornado stricken GM Oklahoma City facility, price decreases and our decision to exit certain businesses. Continued price pressures resulted in price reductions of approximately $98 million, or 1.3% for the second quarter of 2003 compared to approximately $147 million or 2.1% for the second quarter of 2002.

      Gross Margin. Our gross margin was 12.0% for the second quarter of 2003 compared to gross margin of 13.5% for the second quarter of 2002. The decrease reflected approximately $189 million of higher wages and increased U.S. pension and healthcare expenses, lower volumes and price decreases and the acceleration of portfolio related actions, including costs associated with closure of a facility and voluntary early retirements, of approximately $27 million ($18 million after-tax).

      Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”) were $422 million, 5.9% of net sales for the second quarter of 2003, compared to $361 million or 4.9% of total net sales for the second quarter of 2002. SG&A was adversely impacted by a legal settlement to one of our former suppliers of approximately $38 million ($25 million after-tax), in connection with a commercial dispute. Excluding the legal settlement, SG&A was $384 million or 5.4% of net sales.

      Depreciation and Amortization. Depreciation and amortization for the second quarter of 2003, which includes $8 million ($5 million after-tax) of portfolio related actions, principally facility closure costs, was consistent with amounts for the comparable period of 2002.

      Operating Income. Operating income was $172 million for the second quarter of 2003 compared to operating income of $382 million for the second quarter of 2002.

	Three Months
	Ended June 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$123	$140
Electrical, Electronics, Safety & Interior	267	318
Automotive Holdings Group	(158)	(57)
Other	(60)	(19)

Total operating income	$172	$382

      The decrease in operating income from the second quarter of 2002 primarily reflected increased pension, healthcare and wages, lower pricing, the legal settlement in connection with a commercial dispute and the portfolio-related actions referred to above, partially offset by savings realized from our restructuring plans, material cost savings and manufacturing performance. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income, as we manage our currency exposure through hedging techniques, including derivative instruments.

      Taxes. Our effective tax rate for the second quarter of 2003 was between 31% and 32% compared to 36% for the second quarter of 2002. The rate for the second quarter of 2003 was affected by entity structuring, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. As compared to our original expectations, during the first six months of 2003 we experienced higher than expected earnings in certain jurisdictions outside of the United States (where effective tax rates are lower than the effective U. S. tax rate), and lower than expected earnings in the United States. We expect that this shift may partially correct over the second six months of 2003. We will re-revaluate our full year tax rate at the end of the third quarter. If current trends continue, our tax rate for the full year may be in the 29%-30% range.

      Net Income. As a result of the factors referred to above, our net income was $88 million for the second quarter of 2003 as compared to net income of $220 million for the second quarter of 2002.

      Earnings Per Share. Basic and diluted earnings per share was $0.16 for the second quarter of 2003 compared to basic and diluted earnings per share of $0.39 for the second quarter 2002.

          Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

      Net Sales. Consolidated net sales by product sector and in total for the six months ended June 30, 2003 and 2002 were:

	Six Months Ended
	June 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$6,487	$6,396
Electrical, Electronics, Safety & Interior	7,240	6,882
Automotive Holdings Group	1,587	1,881
Other	(1,038)	(1,149)

Consolidated net sales	$14,276	$14,010

      Consolidated net sales for the first six months of 2003 were $14.3 billion compared to $14.0 billion for the same period of 2002. Our non-GM sales increased by $700 million principally due to $420 million of favorable currency exchange rates, increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for the six months ended June 30, 2003, our non-GM sales were 38%. Net sales to GM decreased by $434 million, due to $321 million of lost production in North America primarily resulting from the tornado stricken GM Oklahoma City facility, price decreases and our decision to exit certain businesses, partially offset by favorable currency exchange rates. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $209 million, or 1.5% for the first six months of 2003 compared to approximately $267 million or 2.0% for the first six months of 2002.

      Gross Margin. Our gross margin was 12.1% for the first six months of 2003 compared to gross margin of 12.8% for the first six months of 2002. The decrease reflected approximately $371 million of higher wages and increased U.S. pension and healthcare and price decreases, partially offset by lower material costs, as well as manufacturing performance and savings realized from our restructuring plans. The gross margin for the first six months of 2002 included a charge of $37 million related to our generator product line.

      Selling, General and Administrative. Selling, general and administrative expenses was $811 million, 5.7% of total net sales for the first six months of 2003, compared to $723 million or 5.2% of total net sales for the first six months of 2002. Selling, general and administrative expense was adversely impacted by a legal settlement to one of our former suppliers of approximately $38 million ($25 million after-tax), in connection with a commercial dispute. Excluding the legal settlement, selling, general and administrative expenses were $773 million or 5.4% of net sales.

      Depreciation and Amortization. Depreciation and amortization for the first six months of 2003 was consistent with amounts for the comparable period of 2002.

      Restructuring. In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, comprised of 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against a $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002.

      The restructuring actions were completed as planned in the first quarter of 2003. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs. We are currently realizing savings, principally payroll and related costs, associated with these restructuring actions and we expect these savings to grow to more than $125 million (after-tax) by early 2004 with reductions of approximately $90 million in cost of sales and approximately $35 million in selling, general and administrative expense. The after-tax breakdown of these savings by sector is expected to be approximately $43 million for Dynamics, Propulsion & Thermal, approximately $36 million for Electrical, Electronics, Safety & Interior, approximately $37 million for Automotive Holdings Group and approximately $9 million for Other.

      Operating Income. Operating income was $400 million for the first six months of 2003 compared to operating income of $350 million for the first six months of 2002. To facilitate analysis of our operating income by product sector, we have excluded the 2002 net restructuring and product line charges of $262 million from the segment information presented below:

	Six Months Ended
	June 30,

Product Sector	2003	2002(a)

	(in millions)
Dynamics, Propulsion & Thermal	$243	$238
Electrical, Electronics, Safety & Interior	527	558
Automotive Holdings Group	(296)	(152)
Other	(74)	(32)

Total operating income	$400	$612

(a)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

      The decrease in operating income from the six months of 2002 primarily reflected increased pension, healthcare and wages, lower pricing, the legal settlement in connection with a commercial dispute and the portfolio-related actions referred to above, partially offset by savings realized from our restructuring plans, material cost savings and manufacturing performance. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income, as we manage our currency exposure through hedging techniques, including derivative instruments.

      Taxes. Our effective tax rate for the first six months of 2003 was between 31% and 32% compared to 38% for the comparable period of 2002. The rate for the first six months of 2003 was affected by entity structuring, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. As compared to our original expectations, during the first six months of 2003 we experienced higher than expected earnings in certain jurisdictions outside of the United States (where effective tax rates are lower than the effective U. S. tax rate), and lower than expected earnings in the United States. We expect that this shift may partially correct over the second six months of 2003. We will re-revaluate our full year tax rate at the end of the third quarter. If current trends continue, our tax rate for the full year may be in the 29%-30% range. The rate for the six months of 2002 reflected our inability to fully tax effect our restructuring initiatives in certain jurisdictions. The effective tax rate for the full year 2002 was 35%.

      Net Income. As a result of the factors referred to above, our net income was $215 million for the first six months of 2003 as compared to net income of $169 million for the first six months of 2002.

      Earnings Per Share. Basic and diluted earnings per share was $0.38 for the six months of 2003 compared to basic and diluted earnings per share of $0.30, for the first six months of 2002.

      Our segment data shown above is based on our realigned sectors; for comparative purposes, the financial data for all the quarterly periods in 2002 is shown below:

	Dynamics,		Electrical,		Automotive
	Propulsion &		Electronics,		Holdings
	Thermal		Safety & Interior		Group		Other(a)		Total

	(in millions)
For the Three Months Ended March 31, 2002
Net sales to GM and affiliates	$1,962		$2,001		$521		$—		$4,484
Net sales to other customers	925		1,173		106		—		2,204
Inter-sector net sales	192		91		269		(552)		—

Total net sales	$3,079		$3,265		$896		$(552)		$6,688

Sector operating income (loss)	$98	(b)	$240	(b)	$(95	)(b)	$(13	)(b)	$230	(b)

For the Three Months Ended June 30, 2002
Net sales to GM and affiliates	$2,079		$2,159		$580		$—		$4,818
Net sales to other customers	1,030		1,361		113		—		2,504
Inter-sector net sales	208		97		292		(597)		—

Total net sales	$3,317		$3,617		$985		$(597)		$7,322

Sector operating income (loss)	$140		$318		$(57)		$(19)		$382

For the Three Months Ended September 30, 2002
Net sales to GM and affiliates	$1,760		$1,835		$482		$—		$4,077
Net sales to other customers	914		1,356		99		—		2,369
Inter-sector net sales	220		79		230		(529)		—

Total net sales	$2,894		$3,270		$811		$(529)		$6,446

Sector operating income (loss)	$68		$179		$(107)		$(15)		$125

For the Three Months Ended December 31, 2002
Net sales to GM and affiliates	$1,953		$2,021		$509		$—		$4,483
Net sales to other customers	1,014		1,369		105		—		2,488
Inter-sector net sales	218		90		244		(552)		—

Total net sales	$3,185		$3,480		$858		$(552)		$6,971

Sector operating income (loss)	$107		$235		$(116)		$(11)		$215

For the Year Ended December 31, 2002
Net sales to GM and affiliates	$7,754		$8,016		$2,092		$—		$17,862
Net sales to other customers	3,883		5,259		423		—		9,565
Inter-sector net sales	838		357		1,035		(2,230)		—

Total net sales	$12,475		$13,632		$3,550		$(2,230)		$27,427

Sector operating income (loss)	$413	(b)	$972	(b)	$(375	)(b)	$(58	)(b)	$952	(b)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the first quarter 2002 net restructuring and generator product line charges of $262 million with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

Liquidity and Capital Resources

          Liquidity

      The following are some key metrics that we use when we internally monitor our liquidity and capital resources. We believe that these metrics provide a consistent, objective measure of our cash and financing position and the changes from period to period highlight the impacts of our operating results, capital expenditures and working capital management on our liquidity. Our net liquidity, which is calculated as cash and cash equivalents less total debt, was $(1,899) million at June 30, 2003 as compared to $(1,752) million at December 31, 2002. The change in net liquidity at June 30, 2003 results primarily from our pension contributions of $600 million during the first half of 2003, partially offset by our strong cash flow. The negative balance reflects our intended capital structure and we expect that we will be able to meet our future obligations as they become due. At June 30, 2003, our ratio of debt to total capital (which consists of debt plus stockholders’ equity) was 61.4%, as compared to 68.4% at December 31, 2002.

      Requirements for working capital, acquisitions, capital expenditures, pension funding, dividends, repayment of debt securities and restructuring obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our Credit Facilities as defined below, sales of receivables under our accounts receivable securitization facility, proceeds from any future bond offerings, proceeds from the future offering of preferred securities by our wholly-owned subsidiary, Delphi Properties, all of which are described below, and other available financing sources as necessary.

          Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which was renewed in the second quarter of 2003 and now expires in June 2004. Except for the extension of expiration date, the terms of the credit facility renewed in the second quarter of 2003 remain substantially unchanged. As of June 30, 2003 there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $0.3 billion was outstanding as of June 30, 2003. Delphi also has approximately $90 million available under uncommitted lines of credit. As of June 30, 2003 there were no amounts outstanding under uncommitted lines of credit.

      In the first quarter of 2003, we entered into a $500 million domestic accounts receivable securitization facility agreement (“Facility Agreement”) under which we sell certain trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain exceptions relating to receivables that are reduced or cancelled for reasons unrelated to the creditworthiness of the obligor or customary write-offs, are disputed, or for which any representations and warranties are no longer true), an undivided interest in its receivables to certain third parties (the receivable conduits), which are unrelated to Delphi or DR and are expected to be multi-seller conduits that fund their purchase through the issuance of commercial paper, with back-up purchase commitments from the conduits’ financial institutions. The transfer qualifies for sale treatment under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The receivables are sold at fair market value and the loss on the sale is recorded in operating income at the time the undivided interest is sold to the third party. We do perform collections and administrative functions on the receivables sold. The nature of such activities and the terms of the Facility Agreement do not result in the recognition of a servicing asset or liability. At June 30, 2003, DR had sold $488 million of undivided interests in its receivables to the receivable conduits; these receivables have been excluded from our consolidated balance sheet. A loss on sale of $2 million was recorded for the three months ended June 30, 2003. During the quarter ended June 30, 2003, proceeds from new securitizations were $828 million and proceeds from reinvested collections were $561 million. As of June 30, 2003, the receivable conduits had a preferential interest in $543 million of the receivables held at DR to secure their interest under the Facility Agreement. The Facility Agreement which is between Delphi, DR, the receivable conduits, financial institutions and their agents, expires on March 31, 2004 and can be extended on an annual basis until March 31, 2006 based upon the mutual agreement of the parties. Additionally, the Facility Agreement contains financial and other covenants similar to our revolving credit facilities that, if not met, would result in a termination of the agreement. At June 30, 2003, we are in compliance with all such covenants.

      During June 2003, we signed a letter of mandate to enter into a trade receivable securitization program of up to €320 million for our European accounts receivable. We expect to finalize the transaction in the third quarter of 2003. In the interim, we have entered into a $330 million bridge loan agreement with a LIBOR based interest rate, which is due September 30, 2003, but may be extended, to October 31, 2003. As of June 30, 2003 our outstanding borrowings were $180 million, which is included in notes payable and current portion of long-term debt. From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $71 million. At June 30, 2003, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option and we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. We have two additional synthetic leases. One of these leases, for an operation in Ohio, continues to qualify as an operating lease under the generally accepted accounting principles after the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) Our purchase price on this facility is $28 million and we have a guaranteed residual value of $22 million. Our other synthetic lease, which has a purchase price and residual value guarantee of approximately $12 million, has been consolidated on our balance sheet.

      In order to provide financial flexibility to Delphi and our suppliers, we maintain a program through General Electric Capital Corporation (“GECC”) pursuant to a trade payables agreement. When a Delphi supplier elects to participate in the program, GECC pays the supplier the amount due from Delphi, prior to the due date of the accounts payable. In exchange for the early payment, our suppliers accept a discounted payment. On the original due date of the payables, we pay GECC the full amount. These amounts are classified as accounts payable in the consolidated balance sheet of Delphi; at June 30, 2003 we had approximately $168 million due to GECC under this program. Starting in the fourth quarter of 2002, we exercised our right under our trade payables agreement with GECC, whereby we are permitted to defer payment on these accounts payable discussed above to GECC for a period of up to 30 days, and in exchange we pay GECC a fee for the period of such deferral. As of June 30, 2003, we have not elected to defer payment on such payables. Also in the fourth quarter of 2002, we entered into a program where GECC paid certain suppliers, on our behalf, the regularly scheduled payment according to the terms of our purchase orders with those suppliers. We elect, for a fee, to pay GECC at a date generally 30 days later than the regularly scheduled payment terms. At June 30, 2003, we have not elected to delay any such payments.

      We have guaranteed the borrowings of one venture for approximately $15 million. We have no other financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations, or guarantees of such items) to or on behalf of entities that are excluded from our consolidated financial statements. As of June 30, 2003, except as described above, there have been no material changes to our unsecured debt and leasing arrangements as described in our Annual Report on Form 10-K for the year ended December 31, 2002. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.

      In the first quarter of 2003, we filed a registration statement with the Securities and Exchange Commission (“SEC”) for the sale of $300 million of preferred securities in our wholly-owned subsidiary, Delphi Properties, Inc., a real estate investment trust (“REIT”). We are currently assessing the right time to issue these securities, but we expect to come to market in the third quarter.

      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have long-term credit ratings of BBB-/Baa2/BBB, respectively, and short-term credit ratings of A3/P2/F2, respectively. On May 22, 2003, because of our large underfunded employee benefit obligations as well as concerns about the outlook for the automotive industry generally and Delphi’s largest customer, General Motors Corporation, specifically, Standard & Poor’s Ratings Services (S&P) lowered its long-term corporate credit rating on Delphi to BBB- with a negative outlook. In addition, the rating was removed from CreditWatch and our short-term corporate credit rating of A-3 was reaffirmed. The action by Standard & Poor’s did result in a higher facility fee in the recently renewed 364-day Credit Facility, but did not result in any change in the facility fees and interest rate charged under our five-year Credit Facility during the quarter because such amounts are based on the higher of our rating by Standard & Poor’s or Moody’s. We believe that our pension and healthcare liabilities even in the current environment are manageable, particularly because of their long-term nature. We expect strong cash flow generation to exceed future pension and OPEB funding by a sizable margin. In addition, given borrowing facilities already in place, Delphi has sufficient liquidity to manage our ongoing business. Although not currently anticipated, if we were downgraded by Moody’s to Baa3, our facility fee and borrowing costs under our existing five-year Credit Facility would increase. However, we currently have no amounts outstanding under such facilities and do not expect that we will need to draw on these facilities even in the event of such a downgrade. In the event of a further downgrade to BB+/Baa3/BBB-, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may further increase and our ability to raise unsecured debt in the public bond markets may be limited. In addition, as a result of our short-term credit ratings, our access to the commercial paper market has been limited as compared to historical levels. As further described above, we were able to refinance commercial paper using a number of programs. To the extent that current levels of commercial paper become unavailable, these alternative financing programs as well as other means of financing, would be utilized.

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.4 billion for the six months ended June 30, 2003 compared to net cash provided by operating activities of $0.3 billion for the six months ended June 30, 2002. Cash provided by operating activities in the first six months of 2003 was impacted by voluntary contributions to our U.S. pension plans of $600 million. In addition, sales under our new accounts receivable Facility Agreement effectively replaced sales under another program, which permitted us to sell certain accounts receivable, on a non-recourse basis, to GECC. As a result, the new Facility Agreement did not have a significant impact on our cash flow from operations. Cash provided by operating activities in the first six months of 2002 was impacted by a $400 million second quarter voluntary contribution to our U.S. pension plans and a $143 million second quarter payment to GM for previously recorded separation related obligations for other postretirement benefits.

      Investing Activities. Cash flows used in investing activities totaled $0.4 billion for the six months ended June 30, 2003 and 2002. The use of cash in the first six months of 2003 and 2002 reflects capital expenditures related to ongoing operations.

      Financing Activities. Net cash used in financing activities totaled $(0.2) billion for the six months ended June 30, 2003 compared to net cash provided by financing activities of $0.2 billion for the six months ended June 30, 2002. Cash used in financing activities during the first six months of 2003 represented repayments of borrowings under credit facilities and other debt as well as payments of dividends. Cash provided by financing activities during the first six months of 2002 represented increased borrowings of short-term debt.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 18, 2003, payable on July 29, 2003, to holders of record on June 30, 2003. The dividend declared on March 26, 2003 was paid on May 5, 2003.

Outlook

      General. We continue to experience softness in the major automotive markets. However, our non-GM revenue is expected to continue to grow, up approximately 15% in first six months of 2003 over the comparable period of 2002 and representing 38% of our total sales for the first six months of 2003. We expect compounded annual non-GM revenue growth of at least 10% on a constant exchange rate basis over time. Given the current uncertainty inherent in the world economy as a whole and the automotive industry in particular, we expect our third quarter 2003 sales to be $6.6 billion, net income to be just above breakeven, and operating cash flow to be between $50 million and $150 million. Operating cash flow is defined as cash flow from operations, prepared on a generally accepted accounting principles (“GAAP”) basis, after approximately $250 million of capital expenditures. As we announced in June, we now expect our 2003 sales to be between $27.5 billion and $28.0 billion but closer to $27 billion on an exchange adjusted basis which is comparable to our guidance for 2003 given in December 2002. Net income for 2003 is expected to be between $375 million and $475 million. Since production volumes are toward the low end of the range, we expect our earnings will likely be in the lower half of the range as well. We expect operating cash flow to be between $1.2 billion and $1.3 billion. Operating cash flow is defined as cash flow from operations, prepared on a GAAP basis, before $600 million of pension contributions and after approximately $1.0 billion of capital expenditures. The aforementioned amounts do not include the impact, if any, from the results of our upcoming labor negotiations or the remedy of the grievance arbitration as more fully discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Matters.”

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

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 62% of our net sales for the first six months of 2003. Our sales to GM have declined since our separation from GM; principally reflecting the impact of customer driven price reductions and the elimination of non-profitable businesses as well as GM’s diversification of its supply base and recent changes in our vehicle content and the product mix supplied to them. We also continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline further. While we intend to continue to focus on retaining and winning GM’s business, we cannot ensure that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. Our GM North America content per vehicle for the second quarter of 2003 was $2,714 and based on the better than expected performance in the second half of 2003, we anticipate that our full year 2003 content per vehicle may trend higher than the $2,675 which was previously expected.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. In addition, as we actively pursue additional technological innovation in both automotive and non-automotive industries and enhance the value of our intellectual property portfolio, we incur ongoing costs to enforce and defend our intellectual property and face an inherent risk of exposure to the claims of other suppliers and parties that we have allegedly violated their intellectual property rights. We cannot ensure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot ensure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

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

      U.S. Pension Plans. Delphi sponsors defined benefit pension plans covering certain hourly and salaried employees in the United States. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $4.1 billion. We are not required by employee benefit and tax laws to make contributions to our pension plans prior to 2004, however, we contributed $350 million in January 2003 and an additional $250 million in May 2003 to our U.S. pension plans. Changes in interest rates and the market values of the securities held by the plans during 2003 could materially, positively or negatively, change our underfunded status and affect the level of pension expense and required contributions in 2004 and beyond. For example, every 100 basis point difference in our actual 2003 asset returns versus our assumed 9% long-term asset return rate would increase or decrease the underfunded status of our plans by approximately $60 million and our 2004 pension expense by approximately $7 million to $10 million. Similarly, a 25 basis point change in the discount rate used to value pension liabilities at December 31, 2003, could increase or decrease the underfunded status of our plans by approximately $300 million and 2004 pension expense by approximately $20 million to $30 million. Actual investment returns and changes in the discount rate during 2003 will have no effect on our 2003 pension expense.

Environmental Matters

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP, however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. We have reserved approximately $2 million for our share of the expected investigation costs. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of the potential costs of capping and future monitoring of the site in our overall reserve estimates. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

Labor Matters

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. A significant proportion of the U.S. union employees’ labor agreements expire beginning in September 2003. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems. In addition, our ability to fix certain sites and businesses that have been placed in AHG depend, in part, on our ability to satisfactorily address any labor issues.

      During 2002, the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO (the “IUE-CWA”) filed a grievance to protest certain planned layoffs at one of our manufacturing sites. The grievance was submitted to binding arbitration under the terms of Delphi’s labor agreement with the IUE-CWA. During the first quarter of 2003, the arbitrator ruled in favor of the IUE-CWA’s position that Delphi had assumed an enforceable contract obligation to maintain a minimum employment level at the site of 1,500 jobs until the year 2011. The arbitrator further ruled, however, that enforcing the contractually required minimum employment level at the site for the full term was not an appropriate remedy. Instead, the arbitrator ordered the parties to appear at a future remedial hearing, scheduled during the second quarter of 2003, to discuss and present evidence as to the remedy. The hearing was conducted in June 2003. We expect a ruling in the latter half of 2003. Although our obligation for unpaid wages of employees on layoff at June 30, 2003 was not material, a remedy that requires continued employment at prior levels for a significant length of time would adversely impact our ability to achieve cost savings and achieve an acceptable net income at the facility. The facility is included within our AHG as the facility does not meet our targets for net income, and attempts to develop a “fix plan” have been ongoing. Our ability to execute such a plan will be dependent on the resolution of this dispute.

New Accounting Pronouncements

      The FASB recently issued the following pronouncements:

•	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

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

ITEM 4. CONTROLS AND PROCEDURES

      We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our Disclosure Committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures as of the end of each quarter. As of the end of the second quarter, we believe that such controls and procedures are operating effectively as designed.

      We presented the results of our most recent evaluation to our independent auditors, Deloitte & Touche LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Other than the former supplier award discussed in Note 8 and the arbitration with the IUE-CWA discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Matters”, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2002.

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Delphi was held on May 1, 2003. At the meeting, the following matters were submitted to a vote of the stockholders of Delphi:

      (1) The election of three directors to serve for a three-year term beginning at the 2003 Annual Stockholders’ Meeting and expiring at the 2006 Annual Stockholders’ Meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

J.T. Battenberg III	365,104,903	122,835,633
Virgis W. Colbert	347,266,523	140,674,013
Shoichiro Irimajiri	365,741,795	122,198,741

      (2) The ratification of the appointment of Deloitte & Touche LLP as Delphi’s independent public accountants for the year ending December 31, 2003.

For	Against	Abstain

472,950,485	10,879,800	4,111,072

      (3) A stockholder proposal requesting the Board of Directors to approve the proposal for the redemption of Delphi’s stockholders’ rights plan.

For	Against	Abstain

245,146,484	159,546,916	7,038,554

      (4) A stockholder proposal requesting the Board of Directors to approve the proposal for the annual election of directors:

For	Against	Abstain

283,582,395	121,623,057	6,526,800

      (5) A stockholder proposal requesting the Board of Directors to approve the proposal for the adoption of a code for Delphi’s international operations:

For	Against	Abstain

113,373,684	263,657,983	34,701,584

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
10(a)	364 — Day Fifth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 20, 2003
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

      During the three months ended June 30, 2003 for which this report is filed, Delphi filed the following reports on Form 8-K:

April 16, 2003, Form 8-K reporting under “Item 12. Disclosure of Results of Operations and Financial Condition” the filing of financial information containing highlighted financial data for the three months ended March 31, 2003.

May 9, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing the outcome of a commercial dispute.

May 23, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing credit rating action by Standard & Poor’s Ratings Services.

June 12, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing revised guidance for the second quarter and calendar year 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

July 17, 2003	/s/ JOHN D. SHEEHAN ----------------------------------------------------- John D. Sheehan, Chief Accounting Officer and Controller

CERTIFICATIONS

Certification of Principal Executive Officer

I, J. T. Battenberg III, certify that:

1.	I have reviewed this report on Form 10-Q of Delphi Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

July 17, 2003	/s/ J. T. BATTENBERG III ----------------------------------------------------- J. T. Battenberg III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Certification of Principal Financial Officer

I, Alan S. Dawes, certify that:

1.	I have reviewed this report on Form 10-Q of Delphi Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects presented in this the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

July 17, 2003	/s/ ALAN S. DAWES ----------------------------------------------------- Alan S. Dawes Vice Chairman and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
10(a)	364 — Day Fifth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 20, 2003
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.