Form 10-Q
period 2003-09-30
DELPHI CORP
filed 2003-10-16
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes X.     No   .

As of September 30, 2003, there were 560,295,941 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$3,927	$4,077	$12,795	$13,379
Other customers	2,636	2,369	8,044	7,077

Total net sales	6,563	6,446	20,839	20,456

Less operating expenses:
Cost of sales, excluding items listed below	6,041	5,695	18,593	17,916
Selling, general and administrative	376	368	1,187	1,091
Depreciation and amortization	326	258	839	749
Employee and product line charges	348	—	348	225

Total operating expenses	7,091	6,321	20,967	19,981

Operating income (loss)	(528)	125	(128)	475
Less: interest expense	48	49	138	144
Other income, net	8	9	12	27

Income (loss) before income taxes	(568)	85	(254)	358
Income tax expense (benefit)	(215)	31	(116)	135

Net income (loss)	$(353)	$54	$(138)	$223

Earnings per share
Basic	$(0.63)	$0.10	$(0.25)	$0.40

Diluted	$(0.63)	$0.10	$(0.25)	$0.39

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$731	$1,014
Accounts receivable, net:
General Motors and affiliates	2,648	2,304
Other customers	1,282	1,712
Retained interest in receivables (Note 3)	791	—
Inventories, net (Note 4)	1,742	1,769
Deferred income taxes	468	502
Prepaid expenses and other	174	241

Total current assets	7,836	7,542
Long-term assets:
Property, net	5,928	5,944
Deferred income taxes	3,923	3,649
Goodwill, net	739	699
Other	1,508	1,482

Total assets	$19,934	$19,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$709	$682
Employee and product line charge obligations	319	24
Accounts payable	3,221	3,060
Accrued liabilities	1,795	2,094

Total current liabilities	6,044	5,860
Long-term liabilities:
Long-term debt	2,025	2,084
Pension benefits	3,692	3,568
Postretirement benefits other than pensions	5,559	5,120
Other	1,362	1,405

Total liabilities	18,682	18,037

Stockholders’ equity (Note 7):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2003 and 2002.	6	6
Additional paid-in capital	2,466	2,445
Retained earnings	1,273	1,530
Minimum pension liability	(2,098)	(2,098)
Accumulated other comprehensive loss, excluding minimum pension liability	(319)	(493)
Treasury stock, at cost (4.7 million and 6.9 million shares in 2003 and 2002, respectively)	(76)	(111)

Total stockholders’ equity	1,252	1,279

Total liabilities and stockholders’ equity	$19,934	$19,316

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended
	September 30,

	2003	2002

	(in millions)
Cash flows from operating activities:
Net income (loss)	$(138)	$223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	839	749
Deferred income taxes	(238)	9
Employee and product line charges	348	225
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(732)	(535)
Inventories, net	23	(95)
Prepaid expenses and other	33	40
Accounts payable	162	322
Employee and product line charge obligations	(46)	(279)
Accrued liabilities	(529)	134
Other long-term liabilities	823	69
Other	(9)	(166)

Net cash provided by operating activities	536	696

Cash flows from investing activities:
Capital expenditures	(704)	(710)
Other	36	58

Net cash used in investing activities	(668)	(652)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	(548)	102
Net proceeds from issuance of debt securities	492	—
Dividend payments	(119)	(117)
Issuance (purchase) of treasury stock, net	1	(22)

Net cash used in financing activities	(174)	(37)

Effect of exchange rate fluctuations on cash and cash equivalents	23	(57)

Decrease in cash and cash equivalents	(283)	(50)
Cash and cash equivalents at beginning of period	1,014	757

Cash and cash equivalents at end of period	$731	$707

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)
Weighted average shares outstanding	560,296	559,187	560,052	560,091
Effect of dilutive securities	—	2,562	—	4,561

Diluted shares outstanding	560,296	561,749	560,052	564,652

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 3, 2003, which was paid on October 14, 2003, to holders of record on September 15, 2003. The dividend declared on June 18, 2003 was paid on July 29, 2003, to holders of record on June 30, 2003.

      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the three and nine months ended September 30, 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      If we accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings per share would have been as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net income (loss), as reported	$(353)	$54	$(138)	$223
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	5	11	12	32

Pro forma net income (loss)	$(358)	$43	$(150)	$191

Earnings per share:
Basic — as reported	$(0.63)	$0.10	$(0.25)	$0.40

Basic — pro forma	$(0.64)	$0.08	$(0.27)	$0.34

Diluted — as reported	$(0.63)	$0.10	$(0.25)	$0.39

Diluted — pro forma	$(0.64)	$0.08	$(0.27)	$0.34

      During 1999, Delphi awarded certain employees approximately 3 million restricted stock units, which were delivered to them as stock during the first quarter of 2003 in accordance with the original award terms. During the first quarter of 2003, we also cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. In April 2003, we granted 12 million options at a weighted average exercise price of $8.43 per share and 3 million restricted stock units at a weighted average fair market value of $8.43 per share. As of September 30, 2003, there are approximately 9 million shares available for future grants.

2. EMPLOYEE AND PRODUCT LINE CHARGES

      In September 2003, we entered into a new four-year collective bargaining agreement with the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”). Upon conclusion of the UAW labor collective bargaining, we initiated global actions designed to address underperforming operations, appropriately size our global hourly and salaried work forces and strengthen our competitive position. As a result of those initiatives, we expect to reduce our U.S. hourly work force by up to 5,000 employees, the U.S. salaried work force by approximately 500 employees, and our international employees by approximately 3,000 employees. These reductions will occur over the next 15 months through a variety of methods including regular attrition and retirements, employees returning to GM (“flowbacks”), and voluntary and involuntary separations, as applicable. Also in the third quarter, we received a ruling in our previously disclosed grievance proceeding with the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO (“IUE”) over certain planned layoffs at one of our manufacturing facilities. The arbitrator directed us to restore the level of bargaining unit employees to 1,500 and to make the recalled employees whole. In accordance with U.S. generally accepted accounting principles, we were required to record, in the third quarter of 2003, a charge for a portion of our plans while the remaining costs not recorded will be recognized as incurred over the next five quarters.

      The plans recorded in the third quarter include the attrition or idling of approximately 1,500 U.S. UAW hourly employees, 300 IUE hourly employees at our Packard operations, approximately 500 U.S. salaried employees, and approximately 3,000 non-U.S. employees. As of September 30, 2003, approximately 150 employees have left principally from non-U.S. locations. Employees at impacted locations have been informed and we have communicated benefits available to them under applicable benefit plans or related contractual provisions. In addition, we recorded charges to make recalled employees whole at the IUE manufacturing site in accordance with the arbitration award discussed above.

The employee cost component recorded for the U.S. hourly plans represents the accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits”. Such post-employment benefit accruals are based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation.

      We also evaluated for impairment the carrying value of the long-lived assets at sites impacted by our plans, and recorded impairment losses of $56 million ($35 million after-tax). The impairment losses, primarily related to buildings held for use in the AHG sector, were recorded in depreciation and amortization. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. The impairment losses were determined based on the amount by which the carrying value exceeded the fair market value of the asset. The fair market value was determined primarily using the anticipated discounted cash flows. Additionally, we recorded a charge to cost of sales of $148 million ($94 million after-tax) of which $25 million relates to retiree lump sum payments to be paid pursuant to the National Labor Agreement with the UAW, and the remaining amount is mainly attributable to inventory and warranty matters relating principally to the facilities discussed above.

      Our plans entail reductions to our work force through a variety of methods. Under certain elements of the plans, employees may voluntarily accept offers to change their employment to GM (“flowback”). We have not yet recorded these charges but will record the charges when the employee accepts the offer to exit Delphi. We currently expect that we will incur charges in future quarters of approximately $175 million ($110 million after-tax) related to these hourly employee reductions, including employee costs during periods they are idled prior to separation. In addition, we expect to complete other structural cost initiatives totaling approximately $80 million ($49 million after-tax). As a result, we expect to incur total employee and product line charges related to these initiatives of approximately $603 million ($386 million after-tax) through December 31, 2004, of which $348 million ($227 million after-tax) was recorded in the third quarter of 2003.

      The estimated cash impact of these initiatives is approximately $700 million, of which $48 million was paid in the third quarter. We expect that up to $200 million will be paid in the fourth quarter, $450 million in 2004, and the remainder in 2005. See Note 8 for the allocation of these initiatives by sector.

3. ASSET SECURITIZATIONS

      In the first quarter of 2003, we entered into a $500 million revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). Under this U.S. Facility Program, we sell a portion of our U.S. and Canadian trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (the “Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically finance the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks are obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the undivided interest sold to the Conduits is excluded from our consolidated balance sheet thereby reducing our accounts receivable. The value of the retained interest in receivables held by DR, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. As of September 30, 2003, the retained interest in receivables was $791 million. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary; to date no such adjustments have been required.

      At the time DR sells the undivided interest to the Conduits the sale is recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 1.6%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $2 million and $4 million for the three months and nine months ended September 30, 2003, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables, including receivables that are not sold under the U.S. Facility Program. We can elect to keep the collections and sell additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of sales of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program do not result in the recognition of a servicing asset or liability under the provisions of SFAS 140 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.

      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, expires on March 29, 2004 and can be extended for two additional 364-day periods based upon the mutual agreement of the parties. Additionally, the U.S. Facility Program contains financial and other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At September 30, 2003, we were in compliance with all such covenants.

      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving program during the three and nine-months ended September 30, 2003 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

	(in millions)
Undivided interests sold at beginning of period	$488	$—
Proceeds from new securitizations (sale of undivided interests)	235	1,063
Collections related to undivided interest sold(a)	(656)	(1,557)
Collections reinvested through sale of additional undivided interests	296	857

Undivided interests sold at September 30, 2003	$363	$363

(a)	Of the collections received on the undivided interests sold, for the three month period ended September 30, 2003, $360 million was remitted to the Conduits and $296 million was reinvested and for the nine month period ended September 30, 2003, $700 million was remitted to the Conduits and $857 million was reinvested.

4. INVENTORIES, NET

      Inventories, net consisted of:

	September 30,	December 31,
	2003	2002

	(in millions)
Productive material, work-in-process and supplies	$1,516	$1,587
Finished goods	479	435

Total inventories at FIFO	1,995	2,022
Less: allowance to adjust the carrying value of certain inventories to LIFO	(253)	(253)

Total inventories, net	$1,742	$1,769

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

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of September 30, 2003, were $9 million after-tax ($14 million pre-tax). Of this pre-tax total, a gain of approximately $4 million is expected to be included in operating income within the next 12 months and a gain of approximately $3 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $9 million is expected to partially offset interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in operating income related to hedge ineffectiveness and the time value of options was not material during the three and nine months ended September 30, 2003 and 2002.

6. LONG-TERM DEBT

      In July 2003, we issued 6.50% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on August 15, 2013. We will pay interest on these Notes on February 15 and August 15 of each year beginning February 15, 2004. The proceeds from the Notes were used to reduce other outstanding borrowings.

7. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the nine months ended September 30, 2003 were:

					Accumulated
					Other
					Comprehensive
					Income (Loss)

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2003	565	$6	$2,445	$1,530	$(2,098)	$(493)	$(111)	$1,279
Net loss	—	—	—	(138)	—	—	—	(138)
Currency translation adjustments and other, net of tax	—	—	—	—	—	154	—	154
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	20	—	20

Total comprehensive income								36
Shares issued for employee benefit plans	—	—	21	—	—	—	35	56
Dividends	—	—	—	(119)	—	—	—	(119)

Balance at September 30, 2003	565	$6	$2,466	$1,273	$(2,098)	$(319)	$(76)	$1,252

8. SEGMENT REPORTING

      Management reviews our sector operating results for 2003 and 2002 for purposes of making operating decisions and assessing performance, excluding certain charges in the third quarter of 2003 of $148 million in cost of sales, $56 million in depreciation and amortization and $348 million in employee and product line charges (the “2003 Charges”) and the charges in the first quarter of 2002 of $37 million in costs of sales and $225 million in employee and product line charges (the “2002 Charges”). Accordingly, we have presented our sector results excluding such amounts:

			Electrical,
	Dynamics,		Electronics,		Automotive
	Propulsion		Safety &		Holdings
	& Thermal		Interior		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
September 30, 2003
Net sales to GM and affiliates	$1,744		$1,767		$416		$—		$3,927
Net sales to other customers	1,013		1,537		86		—		2,636
Inter-sector net sales	184		99		182		(465)		—

Total net sales	$2,941		$3,403		$684		$(465)		$6,563

Sector operating income (loss)	$13	(b)	$175	(b)	$(160	)(b)	$(4	)(b)	$24	(b)

September 30, 2002(c)
Net sales to GM and affiliates	$1,760		$1,835		$482		$—		$4,077
Net sales to other customers	914		1,356		99		—		2,369
Inter-sector net sales	220		79		230		(529)		—

Total net sales	$2,894		$3,270		$811		$(529)		$6,446

Sector operating income (loss)	$68		$179		$(107)		$(15)		$125

			Electrical,
	Dynamics,		Electronics,		Automotive
	Propulsion		Safety &		Holdings
	& Thermal		Interior		Group		Other(a)		Total

	(in millions)
For the Nine Months Ended:
September 30, 2003
Net sales to GM and affiliates	$5,699		$5,716		$1,380		$—		$12,795
Net sales to other customers	3,141		4,616		287		—		8,044
Inter-sector net sales	588		311		604		(1,503)		—

Total net sales	$9,428		$10,643		$2,271		$(1,503)		$20,839

Sector operating income (loss)	$256	(b)	$702	(b)	$(456	)(b)	$(78	)(b)	$424	(b)

September 30, 2002(c)
Net sales to GM and affiliates	$5,801		$5,995		$1,583		$—		$13,379
Net sales to other customers	2,869		3,890		318		—		7,077
Inter-sector net sales	620		267		791		(1,678)		—

Total net sales	$9,290		$10,152		$2,692		$(1,678)		$20,456

Sector operating income (loss)	$306	(d)	$737	(d)	$(259	)(d)	$(47	)(d)	$737	(d)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the 2003 Charges of $101 million for Dynamics, Propulsion & Thermal, $129 million for Electrical, Electronics, Safety & Interior, $296 million for Automotive Holdings Group and $26 million for Other.

(c)	As previously disclosed, amounts have been reclassified from prior presentation to conform to our new sector alignment.

(d)	Excludes the 2002 Charges of $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

9. COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters. In the second quarter of 2003, we disclosed the fact that we were engaged in an arbitration regarding labor matters at our Moraine, Ohio site. The results of the arbitration are disclosed in Note 2.

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP; however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. We have reserved approximately $2 million for our share of the expected investigation costs. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of the potential costs of capping and future monitoring of the site in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-separation warranty claims with GM, as previously disclosed, GM had requested that Delphi agree to reimburse GM for the anticipated costs of GM’s voluntary recall campaign to repair certain 1996 to 1998 models which GM states could experience a failure of the power steering gear lower pinion bearing. During the third quarter of 2003, we resolved this issue with GM, together with the remainder of known pre-separation warranty claims and most outstanding pricing and sourcing disputes with GM. This agreement included our using the remaining customer credits obtained from GM in 2001. Although GM may assert additional pre-separation claims in the future, we do not know of, nor has GM communicated to us, any significant outstanding warranty, pricing or sourcing disputes between the companies at this time. Accordingly, although we cannot ensure that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. Due to the nature of such indemnities we are not able to estimate the maximum amount.

      With respect to intellectual property matters, in May 2001, Litex, Inc. filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. Litex is seeking substantial damages. Although Delphi engaged in research and development activities relating to technology for which Litex bases its claim, we found the allegedly accused technology unworkable and abandoned all activities concerning the allegedly accused technology in October 2002. We do not believe we infringed any of Litex’s patents. We also believe Litex’s patents are invalid. Additionally, we believe Litex’s claim for damages is inappropriate and unsupportable because Delphi never commercialized the allegedly accused technology. Trial is set for November 3, 2003.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems. Delphi finalized a new four-year collective bargaining agreement with the UAW; see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of 2003 UAW Labor Contract” for further details of the new Labor Agreement. In addition, Delphi’s agreement with the IUE expires in November 2003; see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Matters.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview of 2003 UAW Labor Contract

      The 2003 International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) labor contract was finalized, covering a four-year term from 2003 to 2007. This contract provides Delphi with favorable economics compared to the 1999 contract, and includes moderate increases for pension and wages, as well as some progress in reducing healthcare costs through modest increases in some co-pays for prescription drugs and adjustments to coverage networks to increase discounts. The 2003 contract includes an up-front signing bonus of $3,000 per UAW employee, a 3% lump sum payment in year 2 of the contract, 2% and 3% wage increases, respectively for years 3 and 4 of the contract and cost of living adjustments, as applicable. In addition, retirees will receive $800 per year in lump sum payments and active employees will receive 2% per year increases in future pension benefits. The impact of the 2003 contract on the pension liability is a $0.5 billion increase to our projected benefit obligation (PBO) but no material changes in near-term ERISA funding requirements and a decrease in our OPEB liability of about $0.1 billion. We have also established a forum to review potential consolidation plans with the UAW, including the AHG operations, gain cooperation on meaningful opportunities for employees to accept voluntary offers to change their employment to GM (“flowback”) as well as discuss competitive wage and benefit agreements consistent with other automotive suppliers for backfilling flowback employees over the long-term. In addition, this is the last agreement in which we are contractually bound to mirror the UAW’s agreement with GM.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

      Net Sales. Consolidated net sales by product sector and in total for the three months ended September 30, 2003 and 2002 were:

	Three Months
	Ended
	September 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$2,941	$2,894
Electrical, Electronics, Safety & Interior	3,403	3,270
Automotive Holdings Group	684	811
Other	(465)	(529)

Consolidated net sales	$6,563	$6,446

      Consolidated net sales for the third quarter of 2003 were $6.6 billion compared to $6.4 billion for the same period of 2002. Our non-GM sales increased by $267 million principally due to $135 million of favorable currency exchange rates, increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for the third quarter of 2003, our non-GM sales were 40%. Net sales to GM decreased by $150 million, due to volume and price decreases as well as our decision to exit certain businesses, partially offset by favorable currency exchange rates. Continued price pressures resulted in price reductions of approximately $126 million, or 2.0% for the third quarter of 2003 compared to approximately $115 million or 1.8% for the third quarter of 2002.

      Gross Margin. Our gross margin was 8.0% for the third quarter of 2003 compared to gross margin of 11.7% for the third quarter of 2002. The decrease reflected approximately $189 million of higher wages and increased U.S. pension and healthcare expenses as well as the impact of price decreases. In addition, our gross margin in 2003 includes $148 million of retiree lump sum payments and inventory and warranty charges related principally to our decision to exit certain facilities and underperforming operations.

      Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”) of $376 million, 5.7% of net sales for the third quarter of 2003, were consistent with SG&A of $368 million or 5.7% of net sales for the third quarter of 2002.

      Depreciation and Amortization. Depreciation and amortization for the third quarter of 2003 includes $56 million of charges related to our decision to exit certain facilities. Excluding these impairment charges, depreciation and amortization was consistent with amounts for the comparable period of 2002.

      Employee and Product Line Charges. In September 2003, we entered into a new four-year collective bargaining agreement with the UAW. Upon conclusion of the UAW labor collective bargaining, we initiated global actions designed to address underperforming operations, appropriately size our global hourly and salaried work forces and strengthen our competitive position. As a result of those initiatives, we expect to reduce our U.S. hourly work force by up to 5,000 employees, the U.S. salaried work force by approximately 500 employees, and our international employees by approximately 3,000 employees. These reductions will occur over the next 15 months through a variety of methods including regular attrition and retirements, flowbacks, and voluntary and involuntary separations, as applicable. Also in the third quarter, we received a ruling in our previously disclosed grievance proceeding with the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO (“IUE”) over certain planned layoffs at one of our manufacturing facilities. The arbitrator directed us to restore the level of bargaining unit employees to 1,500 and to make the recalled employees whole. In accordance with U.S. generally accepted accounting principles, we were required to record, in the third quarter of 2003, a charge for a portion of our plans while the remaining costs not recorded will be recognized as incurred over the next five quarters.

      The plans recorded in the third quarter include the attrition or idling of approximately 1,500 U.S. UAW hourly employees, 300 IUE hourly employees at our Packard operations, approximately 500 U.S. salaried employees, and approximately 3,000 non-U.S. employees. As of September 30, 2003, approximately 150 employees have left principally from non-U.S. locations. Employees at impacted locations have been informed and we have communicated benefits available to them under applicable benefit plans or related contractual provisions. In addition, we recorded charges to make recalled employees whole at the IUE manufacturing site in accordance with the arbitration award discussed above. The employee cost component recorded for the U.S. hourly plans represents the accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits”. Such post-employment benefit accruals are based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation.

      Our plans entail reductions to our work force through a variety of methods. Under certain elements of the plans, employees may voluntarily accept offers to change their employment to GM (“flowback”). We have not yet recorded these charges but will record the charges when the employee accepts the offer to exit Delphi. We currently expect that we will incur charges in future quarters of approximately $175 million ($110 million after-tax) related to these hourly employee reductions, including employee costs during periods they are idled prior to separation. In addition, we expect to complete other structural cost initiatives totaling approximately $80 million ($49 million after-tax). As a result, we expect to incur total employee and product line charges related to these initiatives of approximately $603 million ($386 million after-tax) through December 31, 2004, of which $348 million ($227 million after-tax) was recorded in the third quarter of 2003.

      We expect to realize savings, principally payroll and related costs, associated with these product line and employee actions of approximately $125 million (after-tax). We expect these savings to grow to approximately $200 million (after-tax) by early 2005 with reductions of approximately $150 million (after-

tax) in cost of sales and approximately $50 million (after-tax) in selling, general and administrative expense. The after-tax breakdown of these savings by sector in 2005 is expected to be approximately $35 million for Dynamics, Propulsion & Thermal, approximately $50 million for Electrical, Electronics, Safety & Interior, and approximately $115 million for Automotive Holdings Group.

      Operating Income. Our operating loss was $528 million for the third quarter of 2003 compared to operating income of $125 million for the third quarter of 2002. The third quarter operating loss includes charges of $148 million in cost of sales, $56 million in depreciation and amortization and $348 million in employee and product line charges (the “2003 Charges”). Management reviews our sector operating results excluding the 2003 Charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months
	Ended
	September 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$13	$68
Electrical, Electronics, Safety & Interior	175	179
Automotive Holdings Group	(160)	(107)
Other	(4)	(15)

Subtotal	24	125
2003 Charges (a)	(552)	—

Total operating income (loss)	$(528)	$125

(a)	Represents the 2003 Charges of $101 million for Dynamics, Propulsion & Thermal, $129 million for Electrical, Electronics, Safety & Interior, $296 million for Automotive Holdings Group and $26 million for Other.

      The decrease in operating income from the third quarter of 2002 primarily reflects the 2003 Charges, increased pension, healthcare and wages and lower pricing, partially offset by savings realized from our prior restructuring plans, material cost savings and manufacturing performance. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income, as we manage our currency exposure through hedging techniques, including derivative instruments.

      Taxes. Our effective tax rate for the third quarter of 2003 was a benefit of 38% compared to an expense of 36% for the third quarter of 2002. The effective tax rate for the 2003 Charges recorded in the third quarter of 2003 was 36%. The 2003 Charges were substantially composed of charges recorded in the United States. The tax benefits on the 2003 Charges were reduced somewhat by charges recorded in jurisdictions with lower effective tax rates than in the United States and by the inability to tax benefit the initiatives in certain jurisdictions. The effective tax rate for the third quarter of 2003 excluding the 2003 Charges was 119%, including the effect of the adjustment discussed below. The rate for the third quarter of 2003 was further affected by entity restructuring, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. In addition, during the first nine months of 2003 we have experienced higher than expected earnings outside of the United States (where effective tax rates in certain jurisdictions are lower than the effective U.S. tax rate). Accordingly, we currently expect our 2003 effective tax rate, excluding the 2003 Charges, to approximate 27%. As a result, we reduced our overall effective tax rate for the nine months ended September 30, 2003, excluding the 2003 Charges, to 27%. The third quarter effective tax rate includes approximately $14 million of tax benefit resulting from reducing, in the third quarter, the tax expense on pre-tax earnings for the first six months of 2003 to 27% from the previously recorded 31-32%.

      Net Income. As a result of the factors referred to above, our net loss was $353 million for the third quarter of 2003 as compared to net income of $54 million for the third quarter of 2002.

      Earnings Per Share. Basic and diluted loss per share was $0.63 for the third quarter of 2003 compared to basic and diluted earnings per share of $0.10 for the third quarter of 2002.

          Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

      Net Sales. Consolidated net sales by product sector and in total for the nine months ended September 30, 2003 and 2002 were:

	Nine Months Ended
	September 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$9,428	$9,290
Electrical, Electronics, Safety & Interior	10,643	10,152
Automotive Holdings Group	2,271	2,692
Other	(1,503)	(1,678)

Consolidated net sales	$20,839	$20,456

      Consolidated net sales for the first nine months of 2003 were $20.8 billion compared to $20.5 billion for the same period of 2002. Our non-GM sales increased by $967 million, including $555 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $412 million. This non-GM sales increase was due to increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for the nine months ended September 30, 2003, our non-GM sales were 39%. Net sales to GM decreased by $584 million, including $131 million of favorable foreign currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $715 million. This GM sales decrease was due to lost production in North America, price decreases and our decision to exit certain businesses. Continued price pressures resulted in price reductions of approximately $335 million, or 1.6% for the first nine months of 2003 compared to approximately $382 million or 1.9% for the first nine months of 2002.

      Gross Margin. Our gross margin was 10.8% for the first nine months of 2003 compared to gross margin of 12.4% for the first nine months of 2002. The decrease reflected approximately $560 million of higher wages and increased U.S. pension and healthcare costs and price decreases, partially offset by lower material costs, as well as manufacturing performance and savings realized from our restructuring plans. Our gross margin for the first nine months for 2003 includes $148 million of retiree lump sum payments, inventory and warranty charges related principally to our decision to exit certain facilities and underperforming operations. The gross margin for the first nine months of 2002 included a charge of $37 million related to our generator product line.

      Selling, General and Administrative. Selling, general and administrative expense was $1.2 billion, 5.7% of total net sales for the first nine months of 2003, compared to $1.1 billion or 5.3% of total net sales for the first nine months of 2002. Selling, general and administrative expense was adversely impacted by a legal settlement to one of our former suppliers of approximately $38 million ($25 million after-tax), in connection with a commercial dispute. Excluding the legal settlement, selling, general and administrative expenses were $1.1 billion or 5.5% of net sales.

      Depreciation and Amortization. Depreciation and amortization for the first nine months of 2003 includes $56 million of charges related to product line impairments. Excluding these impairment charges, depreciation and amortization for the first nine months of 2003 was consistent with amounts for the comparable period of 2002.

      Employee and product line charge. The charges for 2003 are discussed in the “Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002” above.

      In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, which included 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against a $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million ($150 million after-tax) in the first quarter of 2002. The restructuring actions were completed as planned in the first quarter of 2003. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs. We are currently realizing savings, principally payroll and related costs, associated with these restructuring actions and we expect these savings to grow to more than $125 million (after-tax) by early 2004 with reductions of approximately $90 million in cost of sales and approximately $35 million in selling, general and administrative expense. The after-tax breakdown of these savings by sector is expected to be approximately $43 million for Dynamics, Propulsion & Thermal, approximately $36 million for Electrical, Electronics, Safety & Interior, approximately $37 million for Automotive Holdings Group and approximately $9 million for Other.

      Following is a summary of our actions related to our 2002 restructuring charge (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First quarter 2002 restructuring charge	$191	$31	$9	$231
Usage in 2002	(174)	(31)	(2)	(207)

Balance at December 31, 2002	$17	$—	$7	$24
Usage in first quarter 2003	(17)	—	(7)	(24	) (a)

Balance at March 31, 2003	$—	$—	$—	$—

      Following is a summary of our 2003 employee and product line charges (in millions):

	Cash Costs

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Third quarter 2003 charge	$333	$15	$348
Usage in third quarter	(19)	(3)	(22	)(a)
Transfer to long-term liabilities	—	(7)	(7)

Balance at September 30, 2003.	$314	$5	$319

(a)	The total of the 2002 restructuring charge paid in 2003 and the 2003 employee and product line charges paid in 2003 was $46 million, as shown on our consolidated statement of cash flows. In addition, we incurred $26 million of cash costs associated with the 2003 Charges, which were recorded in cost of sales. The total cash costs incurred for the nine months ended September 30, 2003 was $72 million.

      Operating Income. Operating loss was $128 million for the first nine months of 2003 compared to operating income of $475 million for the first nine months of 2002. The operating loss for the first nine months of 2003 includes the 2003 Charges. Similarly, the operating income for the first nine months of 2002 includes charges of $37 million in costs of sales and $225 million in employee and product line charges (the “2002 Charges”). Management reviews our sector operating results excluding the 2003

Charges and the 2002 Charges. Accordingly, we have separately presented such amounts in the table below:

	Nine Months
	Ended
	September 30,

Product Sector	2003	2002

	(in millions)
Dynamics, Propulsion & Thermal	$256	$306
Electrical, Electronics, Safety & Interior	702	737
Automotive Holdings Group	(456)	(259)
Other	(78)	(47)

Subtotal	424	737
2003 Charges (a) and 2002 Charges (b)	(552)	(262)

Total operating income (loss)	$(128)	$475

(a)	Represents the 2003 Charges of $101 million with Dynamics, Propulsion & Thermal, $129 million for Electrical, Electronics, Safety & Interior, $296 million for Automotive Holdings Group and $26 million for Other.

(b)	Represents the 2002 Charges with $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

      The decrease in operating income from the nine months of 2002 primarily reflects the 2003 Charges in excess of the 2002 Charges, increased pension, healthcare and wages, lower pricing, the legal settlement in connection with a commercial dispute and the acceleration of portfolio-related actions, including costs associated with closure of a facility and voluntary early retirements, partially offset by savings realized from our restructuring plans, material cost savings and manufacturing performance. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income, as we manage our currency exposure through hedging techniques, including derivative instruments.

      Taxes. Our effective tax rate for the first nine months of 2003 was a benefit of 46% compared to an expense of 38% for the comparable period of 2002. Our effective tax rate excluding the 2003 Charges and the 2002 Charges was 27% for the nine months ended September 30, 2003 compared to 36% for the nine months ended September 30, 2002. The rate for the first nine months of 2003 was affected by entity restructuring, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. In addition, during the first nine months of 2003 we experienced higher than expected earnings outside of the United States (where effective tax rates in certain jurisdictions are lower than the effective U.S. tax rate). We expect this trend to continue for the remainder of 2003.

      Net Income. As a result of the factors referred to above, our net loss was $138 million for the first nine months of 2003 as compared to net income of $223 million for the first nine months of 2002.

      Earnings Per Share. Basic and diluted loss per share was $0.25 for the nine months of 2003 compared to basic and diluted earnings per share of $0.40 and $0.39, respectively, for the first nine months of 2002.

Liquidity and Capital Resources

          Liquidity

      The following are some key metrics that we use when we internally monitor our liquidity and capital resources. We believe that these metrics provide a consistent, objective measure of our cash and financing position and the changes from period to period highlight the impacts of our operating results, capital expenditures and working capital management on our liquidity. Our net liquidity, which is calculated as cash and cash equivalents less total debt, was $(2,003) million at September 30, 2003 as compared to

$(1,752) million at December 31, 2002. The change in net liquidity at September 30, 2003 results primarily from our pension contributions of $600 million during the first nine months of 2003, partially offset by our strong cash flow. The negative balance reflects our intended capital structure and we expect that we will be able to meet our future obligations as they become due. At September 30, 2003, our ratio of debt to total capital (which consists of debt plus stockholders’ equity) was 68.6%, as compared to 68.4% at December 31, 2002.

      Requirements for working capital, acquisitions, capital expenditures, pension funding, dividends, repayment of debt securities and product line and employee obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our commercial paper programs, our Credit Facilities as defined below, sales of receivables under accounts receivable securitization facilities, proceeds from any future bond offerings, proceeds from any future offering of preferred securities, all of which are described below, and other available financing sources as necessary. The estimated cash impact of the 2003 Charges discussed above is approximately $700 million, of which $48 million was paid in the third quarter. We expect that up to $200 million will be paid in the fourth quarter, $450 million in 2004, and the remainder in 2005.

          Debt Capitalization and Available Financing Sources

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2004. As of September 30, 2003 there were no amounts outstanding under the Credit Facilities. Utilizing the Credit Facilities as back up, Delphi maintains $2.5 billion of worldwide commercial paper programs, under which $0.1 billion was outstanding as of September 30, 2003. Delphi also has approximately $40 million available under uncommitted lines of credit. As of September 30, 2003 there were no amounts outstanding under uncommitted lines of credit.

      In July 2003, we issued 6.50% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on August 15, 2013. We will pay interest on these Notes on February 15 and August 15 of each year beginning February 15, 2004. The proceeds from the Notes were used to reduce other outstanding borrowings.

      In the first quarter of 2003, we entered into a $500 million revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). As of September 30, 2003, we had approximately $363 million of accounts receivable sold under this program. The U. S. Facility Program expires on March 29, 2004 and can be extended on an annual basis for two additional 364-day periods, based upon the mutual agreement of the parties. Additionally, the U.S. Facility Program contains financial and other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At September 30, 2003, we were in compliance with all such covenants.

      During June 2003, we signed a letter of mandate to enter into a trade receivable securitization program of up to €320 million for certain of our European accounts receivable. We expect to finalize the transaction in the near term. In the interim, we have entered into a $330 million bridge loan agreement with a LIBOR based interest rate, which is available through October 31, 2003. As of September 30, 2003, we had no amounts outstanding. From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates

$100 million. The leases also provide that if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At September 30, 2003, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option and we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. We have an additional synthetic lease, for an operation in Ohio, which continues to qualify as an operating lease under the generally accepted accounting principles after the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). Our purchase price on this facility is $28 million and we have a guaranteed residual value of $22 million.

      In order to provide financial flexibility to Delphi and our suppliers, we maintain a program through General Electric Capital Corporation (“GECC”) pursuant to a trade payables agreement. When a Delphi supplier elects to participate in the program, GECC pays the supplier the amount due from Delphi, prior to the due date of the accounts payable. In exchange for the early payment, our suppliers accept a discounted payment. On the original due date of the payables, we pay GECC the full amount. These amounts are classified as accounts payable in the consolidated balance sheet of Delphi; at September 30, 2003 we had approximately $180 million due to GECC under this program. Starting in the fourth quarter of 2002, we exercised our right under our trade payables agreement with GECC, whereby we are permitted to defer payment on these accounts payable discussed above to GECC for a period of up to 30 days, and in exchange we pay GECC a fee for the period of such deferral. As of September 30, 2003, we have not elected to defer payment on such payables. Also in the fourth quarter of 2002, we entered into a program where GECC paid certain suppliers, on our behalf, the regularly scheduled payment according to the terms of our purchase orders with those suppliers. We elect, for a fee, to pay GECC at a date generally 30 days later than the regularly scheduled payment terms. At September 30, 2003, we have not elected to delay any such payments.

      We had previously guaranteed the borrowings of one venture for approximately $15 million; this guarantee has been settled. There has been no impact on our financial statements. We have no other financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations, or guarantees of such items) to or on behalf of entities that are excluded from our consolidated financial statements. As of September 30, 2003, there have been no material changes to our unsecured debt and leasing arrangements as described in our Annual Report on Form 10-K for the year ended December 31, 2002. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.

      The company continues to evaluate alternative pension funding scenarios, including a public offering of preferred securities in our wholly-owned subsidiary, Delphi Properties, Inc., a real estate investment trust (“REIT”) pursuant to the registration statement currently on file with the Securities and Exchange Commission (“SEC”) or one or more issuances of securities pursuant to our existing shelf registration statement. Our decision on instrument and timing will be based on what is most cost-effective and likely to be viewed favorably by both debt and equity holders. Timing and details, including the use of proceeds, of any future transaction will be subject to market conditions and would be disclosed in a prospectus, and in the case of a public offering of preferred securities by Delphi Properties, Inc., favorable SEC review of an amendment updating the applicable registration statement.

      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have long-term credit ratings of BBB-/Baa2/BBB, respectively, and short-term credit ratings of A3/P2/F2, respectively. Although not currently anticipated, if we were downgraded by Moody’s to Baa3, our facility fee and borrowing costs under our existing five-year Credit Facility would increase. However, we currently have no amounts outstanding under such facilities and do not expect that we will need to draw on these facilities even in the event of such a downgrade. In the event of a further downgrade to BB+/ Baa3/BBB-, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing may further increase and our ability to raise unsecured debt in the public bond markets may be limited. In addition, as a result of our short-term credit ratings, our access to the commercial paper market has been limited as compared to historical levels. As further described above, we were able to refinance commercial paper using a number of programs. To the extent that current levels of commercial paper become unavailable, these alternative financing programs as well as other means of financing, would be utilized.

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.5 billion for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $0.7 billion for the nine months ended September 30, 2002. Cash provided by operating activities in the first nine months of 2003 was impacted by voluntary contributions to our U.S. pension plans of $600 million. Sales under our new accounts receivable U.S. Facility Agreement effectively replaced sales under another program, which permitted us to sell certain accounts receivable, on a non-recourse basis, to GECC. As a result, the new Facility Agreement did not have a significant impact on our cash flow from operations. Cash provided by operating activities in the first nine months of 2002 was impacted by a $400 million voluntary contribution to our U.S. pension plans and a $143 million second quarter payment to GM for previously recorded separation related obligations for other postretirement benefits.

      Investing Activities. Cash flows used in investing activities totaled $0.7 billion for the nine months ended September 30, 2003 and 2002. The use of cash in the first nine months of 2003 and 2002 reflects capital expenditures related to ongoing operations.

      Financing Activities. Net cash used in financing activities totaled $174 million and $37 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in financing activities during the first nine months of 2003 represented proceeds from our 6.50% unsecured notes of $500 million offset by repayments of borrowings under credit facilities and other debt as well as payments of dividends. Cash used in financing activities during the first nine months of 2002 represented dividend and treasury stock purchases partially offset by increased borrowings of short-term debt.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 3, 2003, which was paid on October 14, 2003, to holders of record on September 15, 2003. The dividend declared on June 18, 2003 was paid on July 29, 2003, to holders of record on June 30, 2003.

Outlook

      General. We continue to experience softness in the major automotive markets and expect to face continued price pressures from vehicle manufacturers. However, our non-GM revenue is expected to continue to grow. It is up approximately 14% in the first nine months of 2003 over the comparable period of 2002 and represents 39% of our total sales for the first nine months of 2003. We expect compounded annual non-GM revenue growth of at least 10% on a constant exchange rate basis over time. Given the current uncertainty inherent in the world economy and the automotive industry in particular, we expect our fourth quarter 2003 sales to be between $6.8 billion and $7.1 billion and our net income to be approximately $125 million assuming revenues of $7.0 billion. The expected net income amount for the fourth quarter does not include the impact, if any, of the upcoming labor negotiations with the IUE or the costs related to flowbacks that may occur in the fourth quarter of 2003, estimated to be $40 million after-tax.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions as well as wages in non-U.S. locations. AHG is designed to provide a better environment for all of our stakeholders. Each of the product lines and sites within AHG has its own unique set of challenges that require us to be flexible and creative in our ongoing efforts to find solutions. We have notified the UAW that it is our intent to raise the issue of potential consolidation of three AHG sites: Olathe, Kansas; Tuscaloosa, Alabama; and Flint West, Michigan.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 61% of our net sales for the first nine months of 2003. Our sales to GM have declined since our separation from GM; principally reflecting the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and recent changes in our vehicle content and the product mix supplied to them. We also continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline further. While we intend to continue to focus on retaining and winning GM’s business, we cannot ensure that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as cost-reduction initiatives. Our GM North America content per vehicle for the third quarter of 2003 was $2,746 and based on the better than expected performance in the first nine months of 2003, we anticipate that our full year 2003 content per vehicle may trend higher than the $2,675 which was previously expected.

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

      U.S. Pension Plans. Delphi sponsors defined benefit pension plans covering certain hourly and salaried employees in the United States. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $4.1 billion. We are not required by employee benefit and tax laws to make contributions to our pension plans prior to 2004; however, we contributed $600 million to date in 2003 to our U.S. pension plans. While contributions subsequent to 2003 are dependent on asset returns and a number of other factors, if we make no further contributions in 2003, we expect to be required by employee benefit and tax laws to make contributions of $1.7 billion through 2005. However, legislation currently pending in Congress may reduce these amounts. Changes in interest rates and the market values of the securities held by the plans during 2003 could materially, positively or negatively, change our underfunded status and affect the level of pension expense and required contributions in 2004 and beyond. For example, every 100 basis point difference in our actual 2003 asset returns versus our assumed 9% long-term asset return rate would increase or decrease the underfunded status of our plans by approximately $60 million and increase or decrease our 2004 pension expense by approximately $7 million to $10 million. Similarly, a 25 basis point change in the discount rate used to value pension liabilities at December 31, 2003, could increase or decrease the underfunded status of our plans by approximately $0.3 billion and increase or decrease our 2004 pension expense by approximately $20 million to $30 million. We believe that the recently ratified UAW contract will increase the underfunded status of our plans by approximately $0.5 billion and 2004 pension expense by approximately $0.1 billion. The previously discussed modifications to the UAW contract, actual investment returns, and changes in the discount rate occurring in 2003 will not impact our 2003 pension expense.

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

Labor Matters

      On a worldwide basis, Delphi has a concentration of employees working under union collective bargaining agreements representing approximately 91% of its hourly workforce. Certain suppliers and customers of Delphi also have union represented work forces. Future work stoppages by Delphi employees or employees of Delphi’s suppliers or customers could disrupt Delphi’s production of automotive components and systems. Delphi and the UAW finalized a new four-year collective bargaining agreement; see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of 2003 UAW Labor Contract.” As previously disclosed, we have been involved in arbitration proceedings with the IUE in connection with employment obligations at one of our manufacturing sites in Moraine, Ohio. In August 2003, the arbitrator directed Delphi to restore the level of bargaining unit employees to 1,500 and to make the recalled employees whole, stating that the determination of whether the facility would be closed or subject to an impairment plan should be determined through the collective bargaining process not through arbitration proceedings. The parties expect to engage in negotiations in connection with the November 2003 expiration of the existing national collective bargaining agreement. Delphi’s ability to fix certain sites and businesses that have been placed in the AHG, including the Moraine, Ohio facility will continue to depend, in part, on our ability to satisfactorily address labor issues through the collective bargaining process.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, earnings expectations, savings expected as a result of our global product line and employee initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. In particular, the achievement of projected levels of revenue, earnings, cash flow and debt levels will depend on our ability to execute our portfolio and other global product line and employee plans in a manner which satisfactorily addresses any resultant antitrust or labor issues and customer concerns, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and other matters; the success of our efforts to diversify our customer base and still maintain existing GM business; the continued protection and exploitation of our intellectual property to develop new products and enter new markets; and our ability to capture expected benefits of our cost reduction initiatives so as to maintain flexibility to respond to adverse and cyclical changes in general economic conditions and in the automotive industry in each market in which we operate, including customer cost reduction initiatives, potential increases in warranty costs, funding requirements and pension contributions, healthcare costs, disruptions in the labor, commodities or transportation markets caused by terrorism, war or labor unrests, other changes in the political and regulatory environments where we do business; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our Disclosure Committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures as of the end of each quarter. As of the end of the third quarter, we believe that such controls and procedures are operating effectively as designed.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Other than the patent litigation with Litex, Inc. discussed in Note 9 and the arbitration remedy awarded to the IUE discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Matters,” there have been no material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2002 and Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

      During the three months ended September 30, 2003 for which this report is filed, Delphi filed the following reports on Form 8-K:

July 17, 2003, Form 8-K reporting under “Item 12. Disclosure of Results of Operations and Financial Condition” (furnished under Item 9 in accordance with interim guidance provided by the Securities and Exchange Commission) the filing of financial information containing highlighted financial data for the three and six months ended June 30, 2003.

July 25, 2003, Form 8-K reporting under “Item 5. Other Events” the sale of debt securities and under “Item 7. Financial Statements and Exhibits” providing the related financing documents, including the underwriting agreement.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

October 16, 2003	/s/ JOHN D. SHEEHAN ----------------------------------------------------- John D. Sheehan, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description

31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.