Form 10-K
period 2003-12-31
DELPHI CORP
filed 2004-01-28
CIK 1072342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission file no. 1-14787

DELPHI CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 5725 Delphi Drive, Troy, Michigan (Address of principal executive offices)	38-3430473 (IRS employer Identification Number) 48098 (Zip code)

Registrant’s telephone number, including area code (248) 813-2000

     Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 par value per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange
6 1/8% senior notes due May 1, 2004	New York Stock Exchange
6 1/2% senior notes due May 1, 2009	New York Stock Exchange
7 1/8% debentures due May 1, 2029	New York Stock Exchange
8 1/4% Cumulative Trust Preferred Stock of Delphi Trust I	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐.

     As of June 30, 2003, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $4.8 billion. The closing price of the Common Stock on June 30, 2003 as reported on the New York Stock Exchange was $8.63 per share. As of June 30, 2003, the number of shares outstanding of the registrant’s Common Stock was 560,295,941 shares.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2004 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2003, are incorporated by reference into Part III, Items 10-14.

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

DELPHI CORPORATION

PART I

DELPHI CORPORATION

ITEM 1. BUSINESS

      Overview. Delphi Corporation (“Delphi”) is a leading global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Delphi technologies are present in more than 75 million vehicles on the road worldwide as well as in communication, computer, consumer electronic, energy and medical applications.

      We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. During 2003, we operated our business along three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion & Thermal Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems product lines.

•	Electrical, Electronics, Safety & Interior Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group, which is comprised of product lines and plant sites that do not meet our targets for net income or other financial metrics, so as to enable consistent and targeted management focus on finding solutions to these businesses.

      Realignment. In November 2003, we announced an organizational refinement related to our previously announced restructuring plans. The refinement included the consolidation of product lines managed by Delphi Safety & Interior Systems, a division of the Electrical, Electronics, Safety & Interior Sector, into Delphi Delco Electronics Systems, another division of the Electrical, Electronics, Safety & Interior Sector, and Delphi Harrison Thermal Systems, a division of the Dynamics, Propulsion & Thermal Sector, which was effective on January 1, 2004. The refinement was done to strengthen our customer and market focus by bringing together similar product portfolios and to enhance our position as an integrated supplier. Beginning January 1, 2004:

•	Delphi Safety & Interior Systems’ occupant protection business line is realigned with Delphi Delco Electronics Systems and the new division is named Delphi Electronics & Safety, which is part of the Delphi Electrical, Electronics & Safety Sector.

•	Integrated closure systems, HVAC electronic controls, cockpits and interior business lines is aligned with the existing thermal product lines and the new division is named Delphi Thermal & Interior, which is part of the Delphi Dynamics, Propulsion, Thermal & Interior Sector.

      The realignment will sharpen our focus on our customers, improve communications surrounding their product needs, and reduce costs. It is a further step in the implementation of our long-term portfolio plans. Additionally, we are consolidating support staffs across headquarters, divisions, and regions, which will also drive cost savings. The realignment is further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and Note 15 to our consolidated financial statements.

      Employee and Product Line Charges. During the third quarter of 2003, in connection with finalizing a new four-year collective bargaining agreement with the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), we had an opportunity to initiate actions intended to address under-performing operations, appropriately size our global hourly and salaried workforces and strengthen our competitive position. Also, as discussed above, in November 2003, we announced the consolidation of our Safety & Interior division and the additional consolidation of certain staffs to eliminate duplication of efforts and drive incremental savings.

      As a result of specific accounting rules, we are required to record certain of the charges associated with the global actions when they actually occur (e.g. when an employee accepts an offer). We expect that total charges related to these actions will be approximately $515 million (after-tax), of which $402 million (after-tax) has been recorded through December 31, 2003. We expect that the remaining $113 million (after-tax) will be recorded in 2004.

      As a result of these initiatives, we expect to reduce our U.S. hourly workforce by up to 5,000 employees, the U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. These U.S. hourly reductions will occur through a variety of methods including regular attrition and retirements, employees returning to GM (“flowbacks”), and voluntary and involuntary separations, as applicable.

      Also in the third quarter of 2003, we received a ruling in our previously disclosed grievance proceeding with the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, CLC (“IUE-CWA”) over certain planned layoffs at one of our manufacturing facilities. The arbitrator directed us to restore the level of bargaining unit employees to 1,500 and to make the recalled employees whole. In November 2003, we also finalized a four-year labor agreement with the IUE-CWA which further provides opportunities to address our employment cost reduction initiatives noted above through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable.

      In the third quarter of 2003, we recorded plans related to the attrition or idling of approximately 1,500 U.S. UAW hourly employees and 300 IUE-CWA hourly employees at our Packard operations, both of which are included in the 5,000 discussed above, as well as approximately 500 U.S. salaried employees and approximately 3,000 non-U.S. employees. In addition, we recorded charges to make recalled employees whole at the IUE-CWA manufacturing site in accordance with the arbitration award discussed above. Our fourth quarter charges for employee and product lines related to the employees who accepted our offers, and include employees impacted by the consolidation of the division and staffs.

      We also evaluated for impairment the carrying value of the long-lived assets at sites impacted by our plans, and recorded impairment losses of $62 million in 2003. The impairment losses, primarily related to buildings and equipment held for use in the AHG sector, were recorded as depreciation and amortization. Additionally, during 2003, we recorded charges to cost of sales of $158 million. Of this amount, $35 million relates to retiree payments to be paid pursuant to the national labor agreements with the UAW and the IUE-CWA, and the remaining amount is primarily attributable to inventory and warranty matters.

      We expect to realize savings related to these restructuring initiatives, which we expect will grow to approximately $200 million after-tax on an annual basis. As of December 31, 2003, approximately 1,600 U.S. hourly employees, 100 U.S. salaried employees, and 1,550 non-U.S. employees have left the company pursuant to these plans. An additional 400 U.S. salaried employees left on January 1, 2004.

Acquisitions

      In November 2003, Delphi acquired Grundig Car InterMedia System GmbH (“Grundig”), a wholly-owned subsidiary of Grundig AG, for approximately $39 million, net of cash acquired. Grundig is a full line producer of vehicle audio systems, telematics devices and other vehicle entertainment products primarily for the European automotive original equipment and aftermarket segments. With this acquisition, Delphi will significantly boost its European electronic sales, strengthen customer relationships and achieve synergy savings through integration.

Industry

      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that several key trends have been reshaping the automotive parts industry over the past several years:

      Increasing Electronic and Technological Content. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options as a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety through crash avoidance and occupant protection systems. Electronics integration, which generally refers to products that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, allows VMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. The technology content of vehicles continues to increase as consumers demand greater safety, entertainment, productivity and convenience while driving. Advanced technologies offering mobile voice and data communication such as those used in our mobile electronics products coupled with global positioning sensors and in-vehicle entertainment are making steady inroads into the transportation industry.

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

      Ongoing Industry Consolidation. The trend of consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are experiencing rapid consolidation which impacts customer/ supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms.

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

Research and Development

      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis. In December 2003, we announced that we were opening two new technical centers, located in China and in Korea. As of December 31, 2003, we employed more than 16,000 engineers, scientists and technicians around the world with over one-third focused on electronic and high technology products, including software algorithm development. We introduced approximately 250 new products and processes in 2003, which is a 34% increase over 2002. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market.

      We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products. We have aggressively managed costs in other portions of our business in order to maintain our total expenditures for research and development activities (including engineering) at approximately $2.0 billion for the year ended December 31, 2003 and $1.9 billion for each of the years ended December 31, 2002 and 2001.

Intellectual Property

      We have generated a large number of patents in the operation of our business. At present, we own full or partial interests in more than 6,000 patents and 7,000 patent applications worldwide. This portfolio has continued to grow as we actively pursue additional technological innovation. While no individual patent taken alone is considered material to our business, taken in the aggregate, these patents are critical to supporting continued technological innovation. Similarly, while our trademarks are important to identify Delphi’s position in the industry, and we have obtained certain licenses to use intellectual property owned by others, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries. This leveraging activity is expected to further enhance the value of our intellectual property portfolio.

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

      During 2003, our product offerings were organized in two product sectors: Dynamics, Propulsion & Thermal and Electrical, Electronics, Safety & Interior, as well as the Automotive Holdings Group. As discussed above, we realigned our Safety & Interior Systems division, effective January 1, 2004 and our new sectors are Electrical, Electronics, & Safety and Dynamics, Propulsion, Thermal & Interior.

      To our knowledge, no other Tier 1 supplier competes across the full range of our product areas within the automotive industry and other transportation markets. Our product sector offerings and principal competitors as of December 31, 2003, which includes product offerings that are impacted by the realignment, are described below.

      Dynamics, Propulsion & Thermal. Our Dynamics, Propulsion & Thermal product sector accounted for $11.9 billion of our 2003 sales (42.3% excluding inter-sector sales). This sector offers a wide range of electronic energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. The sector also offers all major electronic chassis control systems — steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. In addition, the sector offers complete thermal management products including powertrain cooling and climate control systems. These systems provide energy efficient solutions that maintain passenger comfort and convenience while lowering costs and improving quality. Our principal competitors in the Dynamics, Propulsion & Thermal product sector include the following: Robert Bosch GmbH, NSK Ltd., Siemens AG, Continental Teves, TRW Automotive, Valeo SA, and Visteon Corporation.

      Our principal Dynamics, Propulsion & Thermal product lines include: gasoline and diesel engine management systems that electronically optimize engine performance; sensors and actuators which provide essential data and control for integrated vehicle systems; air/ fuel management subsystems; exhaust emission systems; batteries/ energy storage products; valve train systems; ignition products; fuel handling systems and evaporative emissions canisters; vehicle stability control systems; controlled suspension systems such as MAGNERIDETM Ride & Handling System; dynamic body control systems; suspension and brake components; steering systems including QUADRASTEERTM Rear Wheel Steering, high-efficiency power steering systems, and magnetic assist steering systems; steering columns; hydraulic steering components; driveline systems; heating, ventilation and air conditioning (HVAC) modules; powertrain cooling systems; climate control systems; and thermal management systems. This sector is also developing solid oxide fuel cell and hybrid technology.

      Electrical, Electronics, Safety & Interior. Our Electrical, Electronics, Safety & Interior product sector accounted for $14.0 billion of our 2003 sales (49.9% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics in addition to being a global leader in the production of connectors, wiring harnesses, switches and sensors for electrical/ electronic systems. The sector also offers a wide range of products related to vehicle safety systems as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. In addition to original equipment supply, the sector is also responsible for Delphi’s growing aftermarket business offering products and services to a wide variety of customers. Principal competitors for the Electrical, Electronics, Safety & Interior sector include: Autoliv Inc., Robert Bosch GmbH, Denso Inc., Motorola Inc., Siemens AG, TRW Automotive, Visteon Corporation, and Yazaki Corporation.

      Our principal Electrical, Electronics, Safety & Interior product lines include: a complete range of advanced audio systems and components, including satellite reception systems for vehicles and home use and fully integrated audio systems providing a variety of playback formats and which may be tailored to the requirements of specific customers; wireless products which provide mobile connectivity, entertainment and information; powertrain and engine control modules incorporating state-of-the-art computer technology to measure and optimize vehicle performance, improve fuel economy and reduce emissions; sensors and actuators for advanced digital control systems; body and security systems; safety systems electronics including passenger detection systems with advanced electronic sensors; reception systems for vehicle entertainment, communication and information system solutions; collision warning systems; connection systems; switches and mechatronic devices; electrical/ electronic distribution systems; electrical centers; occupant protection systems; door modules; power closure systems; cockpit and interior systems; and modular products that unify several systems and subsystems into one simple-to-install-piece for the manufacturer. This sector’s product lines also encompass aftermarket products offered through Delphi Products & Service Solutions including vehicle electronics, batteries, climate control products, diesel products and advanced diagnostic equipment for diesel repair specialists, undercar products and computer-implemented workflow management and vehicle diagnostic systems, and consumer electronics products such as Delphi XM SKYFiTM and Delphi XM Roady satellite radio receivers, SKYFi home and vehicle adapter kits, portable audio systems and the Delphi Mobile Navigation Unit.

      Automotive Holdings Group. Our Automotive Holdings Group (“AHG”) accounted for $2.2 billion of our 2003 sales (7.8% excluding inter-sector sales). AHG is comprised of plant sites and product lines that do not meet our targets for net income or other financial metrics. AHG enables consistent and targeted management focus on finding solutions for these businesses and sites. By bringing a separate reporting structure for the AHG, we have created a better environment for change. We have increased transparency, accountability, focus and the level of urgency. AHG fosters an entrepreneurial approach where there are no “one size fits all” solutions and all the key stakeholders, customers, unions, employees, suppliers and communities alike are being engaged to help resolve issues. Our principal AHG product lines include: halfshafts, condensers, batteries, filters, spark plugs, generators and compressors. We originally had twelve plant sites included in the AHG. One site was closed in 2003 and we are working to consolidate an additional four sites.

Customers

      We primarily sell our products and services to the major global VMs. As a percentage of sales, our non-GM sales were 39% in 2003. While our business with customers other than GM, including sales to other Tier I suppliers that supply GM has increased since our separation from GM in 1999 (the “Separation”), and we expect such business to continue to increase over time, we also expect that GM will remain our largest customer for a significant period of time due to the long-term nature of sales contracts in our industry and our strong customer-supplier relationship with GM. Our sales to GM have declined since the Separation, principally reflecting the impact of customer trends, the exit of some businesses, as well as GM’s diversification of its supply base and changes in our vehicle content and the product mix supplied to them. While we intend to continue to focus on retaining and winning GM’s business, we cannot provide assurance that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share. We continue to project our sales beyond 2003 to grow modestly with non-GM sales increasing and GM sales likely decreasing, assuming projected production levels, consistency of current market trends and our ability to exit businesses as planned.

      We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the United States, Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service and Parts Operations (“GM-SPO”) and to other distributors and retailers (“Independent Aftermarket”). The following table shows this breakdown of our total net sales for each of the last three years.

	Total Net Sales
	Year Ended December 31,

	2003		2002		2001

Customer	$	%	$	%	$	%

	(dollars in millions)

GM-North America	$14,360	51.1%	$15,274	55.7%	$14,612	56.0%

GM-International	1,705	6.1%	1,452	5.3%	1,726	6.6%

GM-SPO	963	3.4%	1,136	4.1%	1,286	5.0%

Total GM	17,028	60.6%	17,862	65.1%	17,624	67.6%

Other customers	11,068	39.4%	9,565	34.9%	8,464	32.4%

Total net sales	$28,096	100.0%	$27,427	100.0%	$26,088	100.0%

      Included in sales to other customers in the foregoing table are sales to each of the major global VMs other than GM. Sales to three of these other major global VMs exceeded $800 million in 2003 including Ford Motor Company, DaimlerChrysler Corporation, and Renault/ Nissan Motor Company, Ltd. Also included in sales to other customers are sales to Independent Aftermarket customers and sales to consumer electronics customers (“Consumer Electronics”), which were $832 million in 2003, as compared to $624 million in 2002. Additionally, we have sales to manufacturers of medium-duty and heavy-duty trucks and off-road equipment (“Commercial Vehicles”), and other new customers beyond our traditional automotive customer base (“New Markets”). We are continuing our efforts to diversify our business by supplying certain products, including audio systems, batteries, fiber optic links, electronics cooling systems, connection systems, flex-circuits, wiring, instrumentation, pressure sensors, safety systems, and Engine Management Systems and components to these non-VM customers. These products are used in the commercial vehicle, construction, aftermarket, recreational vehicle (e.g., boats), motorcycle, aerospace, defense, medical, appliance, consumer electronics, and computer industries. We have over 5,000 Independent Aftermarket customers including our Consumer Electronics customers such as Wal-Mart, Best Buy, and Circuit City. In addition, our Commercial Vehicle and New Markets customers include Caterpillar, Deere and Company, Freightliner, Volvo Truck, Hyundai, Tata Motors, Paccar, International Truck, Harley-Davidson, Lockheed Martin, General Electric, Siemens Medical, and Raytheon. We expect these sales to grow rapidly in future years as we commercialize existing technology and continue our focus on diversifying our customer base, although we can provide no assurance that this will occur. In 2003, sales to our Commercial Vehicle and New Markets customers, including Consumer Electronics that are sold through the Independent Aftermarket, were $1,295 million as compared to $822 million for 2002.

Variability in Delphi’s Business

      A significant portion of our business is generally related to automotive sales, which vary directly with the production schedules of our VM customers. The market for vehicles is cyclical and dependent on general economic conditions, consumer spending and preferences. The rate at which our customers build vehicles depends on their market performance as well as company specific inventory and incentive strategies. Any significant reduction or increase in automotive production by our customers may have a material effect on our business.

      We have substantial operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the months of July and August and one week in December. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, our results may reflect this seasonality.

Raw Materials

      We purchase various raw materials for use in manufacturing our products. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins. All of these raw materials, except the platinum group metals, which we use primarily to produce our catalytic converters, are available from numerous sources. Currently, most of the platinum group metals we use for catalytic converters produced for GM are procured directly from GM. Delphi purchases its remaining platinum group metal requirements directly from Delphi suppliers, which primarily obtain or produce platinum group metals from locations in South Africa, North America and Russia. We have not experienced any significant shortages of other raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules. Throughout 2003 significant price or supply issues related to steel did not impact Delphi. In December 2003, the U.S. government repealed certain trade protective measures that had been in place with respect to steel. We purchase steel under long-term commitments that throughout 2004 will mitigate any risk of supply issues. However, there can be no assurance that there will be no price or supply issues over the long-term.

Environmental Compliance

      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, the amount of such expenditures were not material during the past three years and we do not expect such expenditures to be material in 2004. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future.

      Delphi is subject to complex laws governing the protection of the environment and requiring investigation and cleanup of environmental contamination. We are in various stages of investigation and cleanup at our manufacturing sites where contamination has been discovered. As previously disclosed, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP; however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. We had reserved approximately $2 million for our share of the expected investigation costs. Preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of the potential costs of capping and future monitoring of the site in our overall reserve estimates. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves. We may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 31, 2003, our reserve for such environmental investigation and cleanup was approximately $11 million, which reflects in part the retention by GM of the environmental liability for certain inactive sites as part of the Separation. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Arrangements Between Delphi and GM

      The Separation of Delphi from GM was effective January 1, 1999, when we assumed the assets and related liabilities of GM’s automotive components businesses. In connection with the Separation, we entered into agreements allocating assets, liabilities and responsibilities in a number of areas including taxes, environmental matters, intellectual property, product liability claims, warranty, employee matters, and general litigation claims. We also agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. All of the agreements that we entered into in connection with our Separation from GM were made in the context of our parent-subsidiary relationship. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. Before the Separation, we depended upon other business sectors of GM and some of GM’s affiliates and suppliers for certain services. Although at levels substantially below the levels at the time of Separation, GM continues to provide a number of services to us under various transition services agreements.

      In connection with the Separation we also agreed to keep GM informed of any proposal to close a plant, eliminate a product line or divest of a division, and in good faith reasonably consider GM’s concerns. Upon our selection of a qualified buyer, existing contracts with GM relating to the business being sold may be assigned to the buyer upon GM’s consent, which will not be unreasonably withheld.

      For the past two years, Delphi has been bidding for GM’s business on the same basis as our competitors. While we cannot provide any assurance as to our future business with GM, our win rate for defending existing GM business for which we were the incumbent was in excess of 70% for 2003. In the fourth quarter of 2003, GM and Delphi reached agreement on a growth and opportunity process that provides for advanced review of GM sourcing opportunities that can help stabilize business at Delphi’s U.S. legacy sites. This initiative is part of Delphi’s overall efforts to strengthen the competitive position of certain North American operations through cost reductions and revenue growth opportunities.

      VM Supply Agreements. GM continues to be our largest customer and to compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.

      Our business with GM and with other VMs is governed by applicable supply contracts. Consistent with GM’s contracts with other suppliers, on a case by case basis, GM may terminate a supply contract (including supply contracts in place prior to the Separation) with Delphi and “re-source” the business to another supplier for a variety of factors, such as our non-competitiveness (including, in many cases, price as well as quality, service, design, and technology), cause, expiration and, in some cases, termination for convenience. However, except with respect to annual purchase orders, where GM is exercising its re-sourcing rights due to non-competitiveness for a particular product, GM is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business. Termination for convenience means GM can terminate the contract at any time for any reason. The majority of our supply contracts with GM having termination for convenience provisions are annual purchase orders or long-term contracts. With respect to long-term contracts entered into prior to October 1, 2003, GM had agreed that it would not “re-source” for non-competitive pricing or exercise its right to terminate for convenience during the first 18 months of the contract. With respect to long-term contracts signed after October 1, 2003, GM has eliminated its right to terminate the contract for convenience except in the case of cancellation or substantial modification of the related vehicle program, however GM may “re-source” for non-competitive pricing at any time during the contract period, subject to the requirement of notice and reasonable opportunity for us to become competitive. In addition, our supply contracts with GM generally give GM the right to terminate in the event of a change in control of Delphi. Termination of a majority of our supply contracts with GM would likely have a material adverse effect on our company.

      Our supply contracts also cover service parts we provide to GM for sale to GM-authorized dealers worldwide. Generally, similar to supply contracts with other VMs, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM until three years after such service parts go “past model.” The term “past model” refers to parts which are used on vehicle models which are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties.

      Aftermarket Sales. Through December 31, 2003, aftermarket sales in the United States were covered by a Memorandum of Understanding (“MOU”) between GM-SPO and Delphi entered into in 2000. Under the MOU, Delphi was entitled to directly sell and distribute products to the aftermarket in the United States. In addition, the MOU provided that we would continue to supply volumes of aftermarket products to GM-SPO in the United States at a level based on prior year’s sales, adjusted by mutual agreement for business and market conditions, pursuant to separate supply agreements (each, an “Aftermarket Supply Agreement”). Pricing under the Aftermarket Supply Agreements was based on the pricing in effect during calendar year 2000, subject to mutually agreeable market based adjustments from time to time. Under each Aftermarket Supply Agreement, if we met the market price for a particular aftermarket product, GM-SPO was required to buy such aftermarket product from us. Alternatively, if we chose not to meet the market price for a particular aftermarket product, GM-SPO could re-source and Delphi would cease supplying such product to GM-SPO for the aftermarket in the United States or GM-SPO could purchase the products from Delphi at the higher price. Since the Aftermarket Supply Agreement expired on December 31, 2003, beginning in 2004, we will negotiate with GM-SPO standard GM purchase order terms for those products that GM wants to continue to source from Delphi. We do not believe the expiration of the Aftermarket Supply Agreements will have a material adverse impact on our aftermarket sales to GM-SPO.

      Employee Matters. As part of the Separation, we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with our separation from GM, GM granted the UAW guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called on under this guarantee. Our indemnification obligations remain in effect until October 18, 2007. As a means of mitigating the risk that the guarantee will be called upon, we have also agreed until October 18, 2007 to consult with GM before taking certain fundamental corporate actions and obtain GM’s consent (not to be unreasonably withheld) before entering into transactions which might significantly adversely affect our ability to meet our pension and postretirement benefits (such as would cause our credit rating to be downgraded below B1 from Moody’s or B+ from Standard & Poors). We are currently rated Baa2 by Moody’s and BBB- by Standard & Poors.

      Flowback Rights. Certain of our hourly employees in the U.S. are provided with opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. have similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, in general, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company, to which the employee transfers, however, will be responsible for postretirement (“OPEB”) obligations. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations (also calculated on a pro rata basis) associated with employees that transfer between our company and GM.

Employees — Union Representation

      As of December 31, 2003, we employed approximately 190,000 people, of whom approximately 37,000 were salaried employees and approximately 153,000 were hourly employees. Considering the employees that left effective January 1, 2004, we employed approximately 189,000. On a comparable basis, as of December 31, 2002, we employed approximately 196,000 people. As of December 31, 2003, a significant number of our hourly employees are represented by approximately 58 unions worldwide, including approximately 28,600 by the UAW, approximately 9,200 by the IUE-CWA and approximately 1,400 by the United Steel Workers (“USWA”).

      The Delphi-UAW National Labor Agreement and the Delphi-IUE-CWA National Labor Agreement expired in September 2003 and November 2003, respectively. We entered into a new contract, covering a four-year term through 2007 with each union. We assumed the terms of existing collective bargaining agreements for our U.S. employees represented by other unions, including those represented by the USWA, in connection with the Separation. The Delphi-USWA National Labor Agreement expires in September 2007.

ITEM 2. PROPERTIES

      Our world headquarters campus is located in Troy, Michigan. We occupy this facility, as well as certain other facilities, under lease agreements. Regional headquarters are also maintained in Tokyo, Japan; Paris, France; and São Paulo, Brazil. Excluding our joint ventures and other investments, we currently maintain approximately 317 sites in 41 countries throughout the world, including 171 manufacturing facilities, 34 technical centers, and 53 customer centers and sales offices. Of the 317 sites, 52 are owned and 43 are leased in the United States and Canada, 43 are owned and 11 are leased in Mexico, 61 are owned and 55 are leased in Europe/ Middle East/ Africa, 14 are owned and 5 are leased in South America and 14 are owned and 19 are leased in Asia/ Pacific.

      We are continuously evaluating plans for effective worldwide engineering and technical centers to provide a customer-focused engineering support network. We believe these efforts will continue to enhance the engineering and technical support provided to our customers around the world, while controlling associated operating costs. In December 2003, we announced our investment in two new technical centers in Shanghai, China and Seoul, Korea, which are included in the sites above.

      We believe that our facilities are suitable and adequate, and have sufficient productive capacity; to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in routine litigation incidental to the conduct of our business. Although we do not believe litigation to which we are currently a party will have a material adverse effect on our business or financial condition, we face an inherent business risk of exposure to product liability claims in the event that the failure of our products results or is alleged to result in personal injury or death, and we cannot provide assurance that we will not experience any material product liability losses in the future. In addition, as we successfully diversify our customer base and adapt our automotive technology to new markets, we may or may not face an increased risk of product liability suits as plaintiffs become more aware of our independent existence from GM and we become more visible to the end-consumer of our products.

      With respect to product liability, if any Delphi-designed products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each VM has its own policy regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with product liability claims. In connection with the Separation, GM agreed to retain responsibility for all product liability actions relating to products we manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. We are responsible for all product liability actions relating to products we sold at any time to customers other than GM. Responsibility for product liability actions relating to products manufactured on or after January 1, 1999 and sold to GM are determined in accordance with the agreements for such sales. Delphi may also be subject to significant financial and legal obligations with respect to certain divested businesses.

      From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. The terms and conditions of the applicable contract generally govern our warranty responsibility for our products, which vary from contract to contract. Most of our contracts require that we make certain warranties to our customers regarding, among other things, conformity to specifications and freedom from defect. VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the vehicle manufacturer by the supplier. VMs are increasingly requiring their outside suppliers to bear these costs. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. Notwithstanding that our quality has improved, a few VMs have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-separation warranty claims with GM, as previously disclosed, GM had requested that Delphi agree to reimburse GM for the anticipated costs of GM’s voluntary recall campaign to repair certain 1996 to 1998 models which GM states could experience a failure of the power steering gear lower pinion bearing. During the third quarter of 2003, we resolved this issue with GM, together with the remainder of known pre-separation warranty claims and most outstanding pricing and sourcing disputes with GM. This agreement included our using the remaining customer credits obtained from GM in 2001. Although GM may assert additional pre-separation claims in the future, we do not know of, nor has GM communicated to us, any outstanding warranty, pricing or sourcing disputes between the companies at this time. For each of the three years in the period ended December 31, 2003, our warranty expenses have been less than 0.3% of cost of sales. Although we cannot ensure that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and make adjustments when appropriate. However, the final amounts determined to be due related to warranty matters could differ materially from our recorded estimates.

      As we actively pursue additional technological innovation in both automotive and non-automotive industries and enhance the value of our intellectual property portfolio, we incur ongoing costs to enforce and defend our intellectual property and face an inherent risk of exposure to the claims of other suppliers and parties that we have allegedly violated their intellectual property rights. We cannot ensure that we will not experience any material warranty or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. As previously noted, in May 2001, Litex, Inc. (“Litex”) filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. On November 12, 2003, during trial, the parties reached an agreement to dismiss the litigation with prejudice in favor of an agreement to submit the case to binding arbitration. We expect the arbitration to take place during the first quarter of 2004.

      We believe that we are adequately insured, with respect to product liability coverage, at levels sufficient to cover any potential claims, subject to commercially reasonable deductible amounts. We have also established reserves in amounts we believe are reasonably adequate to cover any adverse judgments with respect to the other claims described above. However, any adverse judgment in excess of our insurance coverage and such reserves could have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS AND STRATEGY BOARD MEMBERS OF THE REGISTRANT

Executive Officers

      The name, age and position as of January 1, 2004 and a description of the business experience of each of the executive officers of Delphi is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J.T. Battenberg III	60	Chairman of the Board, Chief Executive Officer and President

Alan S. Dawes	49	Director, Vice Chairman and Chief Financial Officer

Donald L. Runkle	58	Director, Vice Chairman and Chief Technology Officer

Rodney O’Neal	50	President, Dynamics, Propulsion, Thermal & Interior Sector

Mark R. Weber	55	Executive Vice President, Operations, Human Resources Management and Corporate Affairs

David B. Wohleen	53	President, Electrical, Electronics & Safety Sector

      Mr. Battenberg has led Delphi and its predecessor, the GM Automotive Components Group Worldwide (“ACG Worldwide”) since 1992. Mr. Battenberg is on the Board of Trustees of Kettering University, Columbia University Business School and the National Advisory Board for J.P. Morgan Chase & Co. He is also a member of the Business Roundtable, the Business Council and the Group of 100 — a select CEO organization. In addition, he is a member of the Board of Directors of the Sara Lee Corporation, the Economic Club of Detroit, and FIRST (For Inspiration and Recognition of Science and Technology).

      Mr. Dawes was named vice chairman and chief financial officer and assumed oversight for the Automotive Holdings Group effective January 1, 2003. He was previously executive vice president and chief financial officer responsible for Finance, Mergers & Acquisitions and Information Technology. He has been a director since January 2000. He had been a vice president of Delphi since November 1998 and he was named Chief Financial Officer in August 1998. He is a member of the Harvard Business Club, The Conference Board Council of Financial Executives, is Vice Chairman of the MEMA (Motor & Equipment Manufacturers Association) Board of Directors, and is a member of the Board of Directors of AutoNation, Inc. In addition, he was chairman of OESA (Original Equipment Suppliers Association) during 2002.

      Mr. Runkle was named vice chairman and chief technology officer effective January 1, 2003. He had been an executive vice president of Delphi, president of the former Dynamics and Propulsion sector and responsible for the Delphi Product & Service Solutions since January 2000. He has also been a director since January 2000. Previously, he had been vice president of Delphi and president of Delphi Energy & Engine Management Systems since November 1998 and general manager of Delphi Energy & Engine Management Systems since May 1996. He is the champion for Delphi’s Commercial Vehicles Customer Team as well as the executive champion for the DaimlerChrysler Customer Team.

      Mr. O’Neal was named president of the Dynamics, Propulsion and Thermal sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Dynamics, Propulsion, Thermal & Interior sector. He assumed additional responsibility for Europe and South America in January 2004. He had been executive vice president of Delphi and president of the former Safety, Thermal and Electrical Architecture sector since January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal is a member of the Woodward Governor Board of Directors. He is the executive champion for Delphi’s Ford Customer Team.

      Mr. Weber was named executive vice president, Operations, Human Resources Management and Corporate Affairs for Delphi effective January 1, 2000. He had been vice president of Human Resources Management for Delphi since November 1998 and executive director of Human Resources Management for Delphi since January 1995. He is the executive champion for Delphi’s Harley-Davidson Customer Team.

      Mr. Wohleen was named president of the Electrical, Electronics, Safety & Interior sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Electrical, Electronics & Safety sector. He assumed additional responsibility for Asia-Pacific in January 2004. He had been a Delphi executive vice president and president of the former Delphi Electronic and Mobile Communication sector since January 2000. Previously, he was vice president and president of Delphi Delco Electronics Systems since November 1998 and general manager of Delphi Delco Electronics Systems since August 1998. He is the executive champion for Delphi’s GM Customer Team.

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

Strategy Board Members

      In addition to the executive officers, the following individuals serve on Delphi’s Strategy Board. The name, age and position as of January 1, 2004 of each of the individuals is listed below.

Name	Age	Position

Volker J. Barth	56	Vice President and President, Delphi Europe, Middle East & Africa

James A. Bertrand	46	Vice President and President, Automotive Holdings Group

Choon T. Chon	57	Vice President and President, Delphi Asia-Pacific

Guy C. Hachey	48	Vice President and President, Delphi Energy and Chassis Systems

Francisco A. Ordonez	53	Vice President and President, Delphi Product & Service Solutions

Jeffrey J. Owens	48	Vice President and President, Delphi Electronics & Safety

Ronald M. Pirtle	49	Vice President and President, Delphi Thermal & Interior

Robert J. Remenar	48	Vice President and President, Delphi Saginaw Steering Systems

James A. Spencer	50	Vice President and President, Delphi Packard Electric Systems

John P. Arle	56	Vice President, Audit Services and Corporate Auditor

John G. Blahnik	49	Vice President, Treasury, Mergers, Acquisitions, and New Markets

Kevin M. Butler	48	Vice President, Human Resources Management

Karen L. Healy	49	Vice President, Corporate Affairs, Marketing Communications, and Worldwide Facilities

Mark C. Lorenz	53	Vice President, Operations and Logistics

R. David Nelson	66	Vice President, Delphi Global Supply Management

Atul Pasricha	46	Vice President, Executive Director, Energy & Chassis Business Lines

F. Timothy Richards	49	Vice President, Sales and Marketing

Logan G. Robinson	54	Vice President and General Counsel

Bette M. Walker	60	Vice President and Chief Information Officer

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the New York Stock Exchange under the symbol “DPH.” The Transfer Agent and Registrar for our Common Stock is The Bank of New York. On December 31, 2003, there were 353,633 holders of record of our Common Stock.

      We declared dividends of $0.07 per share on March 26, June 18, September 3, and December 3, 2003, and on March 13, June 27, September 4, and December 4, 2002. Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.

      The following table sets forth the high and low sales price per share of our Common Stock, as reported by the New York Stock Exchange, for the last two years.

	Price Range of
	Common Stock

Year Ended December 31, 2003	High	Low

4th Quarter	$10.30	$8.10

3rd Quarter	$9.76	$7.85

2nd Quarter	$9.92	$6.70

1st Quarter	$9.40	$6.39

	Price Range of
	Common Stock

Year Ended December 31, 2002	High	Low

4th Quarter	$8.80	$6.60

3rd Quarter	$13.41	$8.43

2nd Quarter	$16.94	$12.53

1st Quarter	$17.11	$12.59

      Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

	Number of		Number of securities
	securities to be	Weighted-average	remaining available for
	issued upon exercise	exercise price of	future issuance under
	of outstanding	outstanding options	equity compensation
Plan Category	options and rights	and rights	plans(a)

	(in thousands)		(in thousands)

Equity compensation plans approved by security holders	60,532	$12.87	15,154

Equity compensation plans not approved by security holders	25,900	$16.48	—

Total	86,432	$13.95	15,154

(a)	Excludes securities reflected in the first column, “Number of Securities to be issued upon exercise of outstanding options and rights”.

      See note 14 to the consolidated financial statements for additional information, including a discussion of our option exchange offer completed during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data reflects the results of operations and cash flows. During the fourth quarter of 2003, we changed our method of costing our inventories in the U.S. from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. In accordance with generally accepted accounting principles in the United States, all prior periods have been adjusted to give retroactive effect to this change. The data below should be read in conjunction with, and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions, except per share amounts)

Statement of Operations Data:

Net sales	$28,096	$27,427	$26,088	$29,139	$29,192

Operating expenses:

Cost of sales, excluding items listed below	24,980	24,016	23,257	24,840	25,017

Selling, general and administrative	1,588	1,510	1,470	1,715	1,619

Depreciation and amortization(1)	1,110	988	1,150	936	856

Employee and product line charges	396	225	536	—	—

Acquisition-related in-process research and development	—	—	—	51	—

Operating income (loss)	22	688	(325)	1,597	1,700

Interest expense	(198)	(191)	(222)	(183)	(132)

Other income (expense), net	34	32	(22)	157	171

Income (loss) before income taxes	(142)	529	(569)	1,571	1,739

Income tax expense (benefit)	(86)	187	(173)	569	645

Net income (loss)	$(56)	$342	$(396)	$1,002	$1,094

Basic earnings (loss) per share	$(0.10)	$0.61	$(0.71)	$1.78	$1.98

Diluted earnings (loss) per share	$(0.10)	$0.61	$(0.71)	$1.77	$1.97

Cash dividends declared per share(2)	$0.28	$0.28	$0.28	$0.28	$0.21

Ratio of earnings to fixed charges(3)	0.2	3.0	N/A	7.5	10.8

Statement of Cash Flows Data:

Cash provided by (used in) operating activities	$737	$2,073	$1,360	$268	$(1,214)

Cash used in investing activities	(1,017)	(981)	(1,353)	(2,054)	(1,055)

Cash provided by (used in) financing activities	95	(791)	13	1,094	2,878

Other Financial Data:

EBITDA(4)	$1,143	$1,687	$770	$2,643	$2,631

Balance Sheet Data:

Total assets	$20,904	$19,438	$18,725	$18,670	$18,559

Total debt	3,235	2,930	3,353	3,182	1,757

Stockholders’ equity	1,570	1,401	2,435	3,915	3,409

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and no longer amortize purchased goodwill.

(2)	Due to the timing of the Separation, only three quarters of dividends were paid in 1999.

(3)	Fixed charges exceeded earnings by $197 million and $602 million for the years ended December 31, 2003 and 2001, respectively resulting in a ratio of less than one.

(4)	“EBITDA” is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The following is the calculation of EBITDA:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions)

Net income (loss)	$(56)	$342	$(396)	$1,002	$1,094

Interest expense	198	191	222	183	132

Interest income, included in other income (expense), net	(23)	(21)	(33)	(47)	(96)

Income tax expense (benefit)	(86)	187	(173)	569	645

Depreciation and amortization	1,110	988	1,150	936	856

EBITDA	$1,143	$1,687	$770	$2,643	$2,631

The following is the reconciliation of cash provided by (used in) operating activities to EBITDA:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions)

Cash provided by (used in) operating activities	$737	$2,073	$1,360	$268	$(1,214)

Interest expense	198	191	222	183	132

Interest income, included in other income (expense), net	(23)	(21)	(33)	(47)	(96)

Income tax expense (benefit) net of change in deferred income taxes	97	152	198	199	693

Employee and product line charges, venture impairments, and acquisition-related research and development	(396)	(225)	(610)	(51)	—

Net changes in operating assets and liabilities	530	(483)	(367)	2,091	3,116

EBITDA	$1,143	$1,687	$770	$2,643	$2,631

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      We are a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Our technologies are present in more than 75 million vehicles on the road worldwide as well as in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2004 will generally not impact our financial results until 2006 or beyond. Additionally, our results are heavily dependent on overall vehicle production throughout the world. Consistent with one of the primary rationales for separating Delphi from General Motors (“GM”), we have diversified our customer base significantly since our Separation in 1999. Our sales trend to GM has declined since the Separation; principally reflecting the impact of customer trends, the exit of some businesses, as well as GM’s diversification of its supply base and changes in our vehicle content and the product mix supplied to them.

      Critical success factors for us include managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs as well as competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses, including those that are part of our AHG operations, and reducing overall material costs. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price decreases, on a year over year basis. See “Results of Operations” for more details as to the factors, which drive year-over-year performance.

      Our 2003 net sales were $28.1 billion, with $11.1 billion or 39% of sales to non-GM customers, up 16% from 2002. Our GM sales in 2003 were $17.0 billion, down 5% from last year. Net loss for 2003 was $56 million. For the full year, we benefited from the steady growth of the company’s non-GM business and have continued to diversify our customer base through sales of technology rich products and systems-based solutions for vehicles and other non-auto applications. Our 2003 employee and product line initiatives are on schedule and on track with our original estimated costs. Savings realized from our prior restructuring plans combined with other operating performance improvements have allowed us to continue to manage the challenges of rising wages, pension and healthcare costs, as well as continued price pressures. We remain focused on reducing structural costs.

      A key strength of our business is our ability to consistently generate cash. Our Board of Directors and management use cash generated by the businesses as a measure of our performance. Strong cash flow is also important to our critical success factors described above. We use the cash that we generate in our operations to strengthen our balance sheet, including reducing legacy liabilities such as pensions, restructuring our operations, and paying dividends. We believe that looking at our ability to generate cash provides investors with additional insight into our performance. See further discussion of cash flows in “Liquidity and Capital Resources” below.

Overview of 2003 UAW and IUE-CWA Labor Contracts

      During 2003, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) labor contract was finalized, covering a four-year term from 2003 to 2007. This contract includes moderate increases for pension and wages, as well as some progress in reducing healthcare costs through modest increases in some co-pays for prescription drugs and adjustments to coverage networks to increase discounts. The 2003 contract includes an up-front signing bonus of $3,000 per UAW employee, a 3% lump sum payment in year 2 of the contract, 2% and 3% wage increases, respectively for years 3 and 4 of the contract and cost of living adjustments, as applicable. In addition, retirees will receive $800 per year in lump sum payments and active employees will receive approximately 2% per year increases in future pension benefits. The impact of the 2003 contract on the pension liability was a $0.5 billion increase to our projected benefit obligation (PBO) but no material changes in near-term

ERISA funding requirements and a decrease in our OPEB liability of about $0.1 billion. We are engaged in dialogue with the UAW to pursue our plans to consolidate certain product lines and sites, including AHG operations, and to support our efforts to achieve significant flow of employees to GM (“flowback”). We are currently engaged in negotiations with the UAW over competitive wage and benefit agreements comparable to wages and benefits paid by other represented automotive suppliers for new hires. We expect to complete these negotiations during the next 90 days. In addition, unlike our prior agreement with the UAW, this agreement does not contractually obligate us to mirror any future UAW agreements with GM.

      We also finalized, in the fourth quarter of 2003, the 2003-2007 labor agreement with the IUE-CWA, The Industrial Division of The Communications Workers of America, AFL-CIO, CLC (“IUE-CWA”). The principal economics of the IUE-CWA agreement are consistent with the 2003-2007 UAW agreement. Eligible traditional-rate employees will receive moderate economic increases in pensions, wages and certain benefits in line with those described above. The 2003 Delphi IUE-CWA agreement enables Delphi to build upon existing local agreements that currently provide competitive wages and benefits to approximately 3,000 IUE-CWA represented Delphi employees and new hires. The IUE-CWA contract further provides opportunities to reduce employees at targeted facilities, including AHG sites, through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. The IUE-CWA has been advised of Delphi’s intent to address plant consolidation issues during the near term of the contract, and has agreed to source a certain product line in our Anaheim, California facility, presently part of the AHG, to another facility.

Functional and Divisional Realignments

      During the fourth quarter, we announced our plans to realign our Safety & Interior occupant protection business with Delphi Electronics Systems. The new division is named Delphi Electronics & Safety. Our plans also realign integrated closure systems, HVAC electronic controls, cockpits and interior business lines with existing thermal product lines. The new division is named Delphi Thermal & Interior. These realignments were effective January 1, 2004.

      In addition, finance, human resources, information systems, logistics, corporate affairs, communications, marketing communications and sales administration are being consolidated to remove duplications of effort and costs across the divisions and headquarters.

      The realignment is designed to strengthen our customer and market focus by bringing together similar product portfolios, as well as to enhance our position as an integrated supplier, and to drive cost reductions. We believe this realignment will sharpen our focus on our customers and improve communications regarding their product needs.

Results of Operations

2003 versus 2002

      Net Sales. Net sales by product sector and in total for the years ended December 31, 2003 and 2002 were:

	Year Ended
	December 31,

Product Sector	2003	2002

	(in millions)

Dynamics, Propulsion & Thermal	$12,678	$12,475

Electrical, Electronics, Safety & Interior	14,425	13,632

Automotive Holdings Group	2,994	3,550

Other	(2,001)	(2,230)

Net sales	$28,096	$27,427

      Net sales for 2003 were $28.1 billion compared to $27.4 billion for 2002. The increase of approximately $700 million was more than explained by approximately $950 million of currency exchange rates, primarily the euro. Our non-GM sales increased by $1.5 billion or 15.7%, including $761 million resulting from currency exchange rates and $54 million attributable to the Grundig Car InterMedia System GMBH (“Grundig”) acquisition. Management evaluates year-over-year performance on a constant exchange rate basis and changes in revenues attributed to movements in currency exchange rates generally do not impact our operating income; see “Results of Operations — Operating Income.” Excluding the effects of currency exchange rates, our non-GM sales increased $742 million which was due to increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for 2003, our non-GM sales were 39%. Net sales to GM decreased by $834 million, after $196 million of currency exchange rates. Excluding the effects of changes in currency exchange rates, our GM sales decreased $1.0 billion. This GM sales decrease was due to lower production volumes in North America, price decreases and our decision to exit certain businesses. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $460 million, or 1.7% for 2003 compared to approximately $450 million or 1.7% for 2002. On a going forward basis, we expect future annual price reductions to continue to be in the 2% range.

      Gross Margin. Our gross margin was 11.1% for 2003 compared to 12.4% for 2002. The decrease was primarily due to volume reductions of approximately $300 million and $158 million of retiree lump sum payments and inventory and warranty matters. Additionally, we experienced approximately $740 million of higher wages and increased U.S. pension and healthcare costs and approximately $460 million of price decreases are offset by lower material costs, manufacturing performance and savings realized from our restructuring plans. The gross margin for 2002 included a charge of $37 million related to our generator product line.

      Selling, General and Administrative. Selling, general and administrative expense was $1.6 billion, 5.7% of total net sales for 2003, compared to $1.5 billion or 5.5% of total net sales for 2002. Selling, general and administrative expense for 2003 was adversely impacted by a legal settlement to one of our former suppliers of approximately $38 million ($25 million after-tax), in connection with a commercial dispute. Excluding the impact of the legal settlement, selling, general and administrative expense was 5.5% of total net sales for 2003.

      Depreciation and Amortization. Depreciation and amortization for 2003 includes $62 million of charges related to product line impairments. Excluding these impairment charges, depreciation and amortization for 2003 was consistent with amounts for 2002.

      Employee and Product Line Charges. Upon completion of the UAW labor agreement, we initiated global actions designed to address under-performing operations, appropriately size our global hourly and salaried workforces and strengthen our competitive position. As a result of those initiatives, we expect to reduce our U.S. hourly workforce by up to 5,000 employees, the U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Also in the third quarter, we received a ruling in our previously disclosed grievance proceeding with the IUE-CWA over certain layoffs at one of our manufacturing facilities. The arbitrator directed us to restore the level of bargaining unit employees to 1,500 and to make the recalled employees whole. We have filed an appeal in federal district court to preserve our rights while discussing alternative remedies with the IUE-CWA. In November 2003, we also finalized a four-year labor agreement with the IUE-CWA, which further provides opportunities to address our employment cost reduction initiatives.

      In the third quarter of 2003, we recorded charges related to the attrition or idling of approximately 1,500 U.S. UAW hourly employees and 300 IUE-CWA hourly employees at our Packard operations, both of which are included in the 5,000 discussed above, as well as approximately 500 U.S. salaried employees and approximately 3,000 non-U.S. employees. The balance of the planned U.S. hourly workforce reductions will occur by the end of 2004. Employees at impacted locations were informed and we communicated benefits available to them under applicable benefit plans or related contractual provisions. Also in the third quarter of 2003, we recorded charges to make recalled employees whole at the

IUE-CWA manufacturing site in accordance with the arbitration award discussed above. The employee cost component recorded for the U.S. hourly plans represents the accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Such postemployment benefit accruals are based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation.

      Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, UAW hourly employees may flowback to GM. As required under generally accepted accounting principles, we will record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $807 million through December 31, 2004, of which $616 million (including amounts recorded in other captions) was recorded in 2003. We currently expect that we will incur the remaining estimated charges of $127 million related to these hourly employee reductions, including employee costs during periods they are idled prior to separation as well as other structural cost initiatives of $64 million in 2004.

      As of December 31, 2003, approximately 1,600 U.S. hourly employees of the total 5,000, 100 U.S. salaried employees, and 1,550 non-U.S. employees have left the company pursuant to these plans. The remaining 400 U.S. salaried employees left in January 2004.

      We expect to realize after-tax savings, principally payroll and related costs, associated with these product line and employee actions of approximately $125 million in 2004. We expect these savings to grow to approximately $200 million on an annual basis. As discussed above, a portion of the charges is recorded based on employee acceptance. As a result, we have not provided forecasts of savings by sector. We would expect that the savings will closely mirror where the charges are recorded.

      In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, which included 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the United States and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against a $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million in the first quarter of 2002. The restructuring actions were completed as planned in the first quarter of 2003. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs. We have realized savings, principally payroll and related costs, of approximately $125 million (after-tax) associated with the restructurings ratably in all sectors.

      Following is a summary of our actions related to our 2002 restructuring charge (in millions):

	Employee Costs
			Other Cash
Restructuring Actions	Cash	Non Cash	Exit Costs	Total

First quarter 2002 restructuring charge	$191	$31	$9	$231

Usage in 2002	(174)	(31)	(2)	(207)

Balance at December 31, 2002	$17	$—	$7	$24

Usage in first quarter 2003	(17)	—	(7)	(24	)(a)

Balance at March 31, 2003	$—	$—	$—	$—

      Following is a summary of our 2003 employee and product line charges (in millions):

	Cash Costs

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Third quarter 2003 charge	$333	$15	$348

Usage in the third quarter 2003	(19)	(3)	(22	)(a)

Transfer to long-term liabilities	—	(7)	(7)

Balance at September 30, 2003	$314	$5	$319

Fourth quarter 2003 charge	48	—	48

Usage in the fourth quarter 2003	(116)	—	(116	)(a)

Balance at December 31, 2003	$246	$5	$251

(a)	The total cash paid in 2003 was $156 million, as shown on our Consolidated Statement of Cash Flows. Of this amount, $22 million was paid in the third quarter and $110 million was paid in the fourth quarter related to the 2003 charges and $24 million was paid in the first quarter related to the 2002 charges discussed below. The $116 million of usage in the fourth quarter includes $6 million of non-cash special termination pension and postretirement benefits. In addition, we incurred $73 million of cash costs associated with the 2003 charges, which were recorded in cost of sales. The total cash costs incurred for 2003 were $229 million.

      Operating Income. Operating income was $22 million for 2003 compared to $688 million in 2002. The 2003 operating income includes charges of $158 million in cost of sales, $62 million in depreciation and amortization and $396 million in employee and product line charges (the “2003 Charges”). Similarly, the operating income for 2002 includes charges of $37 million in costs of sales and $225 million in employee and product line charges (the “2002 Charges”). Management reviews our sector operating results excluding the 2003 Charges and the 2002 Charges. Accordingly, we have separately presented such amounts in the table below:

	Year Ended
	December 31,

Product Sector	2003	2002

	(in millions)

Dynamics, Propulsion & Thermal	$344	$407

Electrical, Electronics, Safety & Interior	996	976

Automotive Holdings Group	(600)	(375)

Other	(102)	(58)

Subtotal	638	950

2003 Charges(a) and 2002 Charges(b)	(616)	(262)

Total operating income	$22	$688

(a)	Represents the 2003 Charges of $111 million for Dynamics, Propulsion & Thermal, $140 million for Electrical, Electronics, Safety & Interior, $323 million for Automotive Holdings Group and $42 million for Other.

(b)	Represents the 2002 Charges of $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

      The decrease in operating income from 2002 primarily reflects the 2003 Charges in excess of the 2002 Charges, and is primarily due to decreases in volume, as well as increased pension, healthcare and wages, lower pricing, offset by savings realized from our restructuring plans, material cost savings, manufacturing performance and the legal settlement in connection with a commercial dispute offset by certain non-recurring gains aggregating $8 million, including the sale of property and the resolution of litigation. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income, as we manage our currency exposure through hedging techniques, including derivative instruments.

      Interest Expense. Interest expense increased by $7 million primarily attributable to interest on the junior subordinated notes due to Delphi Trust I and II and the 6.50% unsecured notes due in 2013. See discussion below in “Liquidity and Capital Resources.”

      Taxes. Our effective tax rate for 2003 was a benefit of 61% compared to an expense of 35% for 2002. Our effective tax rate excluding the 2003 Charges and the 2002 Charges was 27% for 2003 compared to 35% for 2002. The 2003 rate was affected by entity restructuring, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. In addition, during 2003 we experienced higher than expected earnings outside of the United States (where effective tax rates in certain jurisdictions are lower than the effective U.S. tax rate).

2002 Versus 2001

      Net Sales. Net sales by product sector and in total for the years ended December 31, 2002 and 2001 were:

	Year Ended
	December 31,

Product Sector	2002	2001

	(in millions)

Dynamics, Propulsion & Thermal	$12,475	$11,925

Electrical, Electronics, Safety & Interior	13,632	12,705

Automotive Holdings Group	3,550	3,744

Other	(2,230)	(2,286)

Net sales	$27,427	$26,088

      Net sales for 2002 were $27.4 billion compared to $26.1 billion for 2001. Of the total $1.3 billion revenue increase, net sales increased approximately $170 million due to changes in currency exchange rates, primarily the euro. Net sales to GM increased by $238 million, as a result of increased volumes in North America, partially offset by the mix of products sold, lower prices and exited businesses. Our non-GM sales increased by $1.1 billion, or 13%, in part driven by double-digit growth in several high technology product lines with BMW, DaimlerChrysler, Ford, Hyundai and Renault/ Nissan. These products include passive occupant detection, mobile multimedia, diesel engine management systems and connection systems. As a percent of our net sales for 2002 our non-GM sales grew to 35%. Our net sales also were impacted by continued price pressures that resulted in price reductions of approximately $450 million, or 1.7% for 2002 compared to approximately $650 million or 2.2% for 2001. Fourth quarter net price reductions were $48 million and $182 million in 2002 and 2001, respectively, reflecting 0.8% and 2.6% of respective net sales. Fourth quarter 2002 price reductions were lower than fourth quarter 2001, primarily due to the timing of 2002 price actions.

      Gross Margin. Our gross margin was 12.4% for 2002 compared to 10.9% for 2001. The improvement reflects increased volume and material cost reductions, partially offset by $450 million of price reductions. Manufacturing cost savings were also realized as a result of our restructuring plans and continued efficiency improvements, partially offset by higher wages and increased U.S. pension and healthcare expenses. During the first quarter of 2002, we recorded a charge of $37 million related to our generator product line; this charge is explained below.

      Depreciation and Amortization. Depreciation and amortization for 2002 was consistent with amounts for 2001, considering the $128 million long-lived asset write-downs included in depreciation and amortization in 2001, and $35 million of goodwill amortization in 2001.

      Restructuring. The charges for 2002 are discussed in the “2003 vs. 2002 Employee and Product Line Charges” included above in the 2003 vs. 2002 analysis.

      The first quarter 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. We ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Total cash paid for the first quarter 2001 restructuring plan was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Employee and Product Line Charges line in our Consolidated Statements of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      Following is a summary of our 2002 and 2001 restructuring actions (in millions):

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

      In July 2002, we determined that we would not complete the transaction and began a process to wind down this product line. However, due to the change from our original plan to sell this product line, in the second quarter of 2002, we reclassified the generator product line as held for use from held for sale. No additional adjustments were required as the result of the reclassification. Of the total recorded loss of $231 million ($149 million after-tax) associated with the wind down of this product line, $37 million ($24 million after-tax) for contractually required payments (principally employee related) was recorded in cost of sales during the first quarter of 2002.

      Operating Income (Loss). Operating income was $688 million for 2002 compared to operating loss of $(325) million in 2001. The operating income for 2002 includes charges of $37 million in costs of sales and $225 million in employee and product line charges (the “2002 Charges”). Similarly, the operating loss for 2001 includes the first quarter 2001 restructuring and impairment charges of $599 million and the fourth quarter 2001 product line impairment and other charges of $203 million (the “2001 Charges”), as well as the 2001 goodwill amortization of $35 million. Management reviews our sector operating results excluding the 2002 Charges, the 2001 Charges and the 2001 goodwill amortization. Accordingly, we have separately presented such amounts in the table below:

	Year Ended
	December 31,

Product Sector	2002	2001

	(in millions)

Dynamics, Propulsion & Thermal	$407	$150

Electrical, Electronics, Safety & Interior	976	679

Automotive Holdings Group	(375)	(248)

Other	(58)	(69)

Subtotal	950	512

2002 Charges (a) and 2001 Charges(b)	(262)	(837)

Total operating income (loss)	$688	$(325)

(a)	Represents the 2002 Charges of $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

(b)	Represents the 2001 goodwill amortization of $35 million comprised of $20 million for Dynamics, Propulsion & Thermal and $15 million for Electrical, Electronics, Safety & Interior and the 2001 Charges of $802 million comprised of $310 million for Dynamics, Propulsion & Thermal, $189 million for Electrical, Electronics, Safety & Interior, $277 million for Automotive Holdings Group and $26 million for Other.

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

Liquidity and Capital Resources

Overview of Capital Structure

      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.2 billion of outstanding debt at year-end 2003, $2.0 billion was senior, unsecured debt with maturities ranging from 2006–2029. This long-term debt primarily finances our long-term fixed assets. As of December 31, 2003, we have $0.8 billion of short-term debt. We have highly varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, and uncommitted facilities including, bank lines, and factoring lines and to a certain extent, commercial paper. Although the latter group is not committed, we expect these facilities typically would be available to us, if and when needed. We also maintain $3.0 billion of committed credit facilities, which we have had in place since our Separation from GM. We have never used any of the $3.0 billion of committed credit facilities. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event. At December 31, 2003, our debt was $3.2 billion, which includes $0.4 billion of junior subordinated notes due to Delphi Trust I and II, which are discussed below.

      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we used our cash for a mix of activities focused on revenue growth, cost reduction, balance sheet strengthening and to pay dividends. In 2003, we used our cash primarily for balance sheet strengthening, dividends and funding our employee and product line programs, as we contributed a significant portion of our cash to our pension plans. In 2004, we plan to use our cash to strengthen our balance sheet, reduce costs and to continue to pay dividends at historical levels. As part of our capital planning, we have taken into account that we currently have ERISA pension funding minimums of $1.2 billion over the next two years, including $0.3 billion in 2004. Based upon overall macro economic conditions, we could face additional ERISA minimums in 2006. As discussed further in “Outlook -U.S. Pension Plans and Other Postretirement Benefits,” we currently anticipate contributing $0.6 billion to our pension plans in 2004, which results in a pre-funding of $0.3 billion. In addition, we anticipate $0.4 billion of product line and employee cost payments, from our restructuring programs announced in October 2003, and $0.2 billion of dividends in 2004. We expect that we will be able to fund these amounts with cash flow from operations. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for purchase options and residual value guarantees on operating leases, if exercised, as they become due.

2003 Financing Activity

      In July 2003, we issued 6.50% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on August 15, 2013. We issued these Notes in the anticipation of the maturity of $500 million of 5-year notes issued in 1999 (the “1999 Notes”) and due in May 2004. We made the decision to issue the new notes in 2003 to eliminate rollover risk and to take advantage of relatively low interest rates. Consequently, we do not anticipate a need to issue any additional long-term debt in 2004 when the 1999 Notes come due. We will pay interest on the newly issued Notes on February 15 and August 15 of each year beginning February 15, 2004. Our next maturity of $500 million of long-term unsecured debt comes due on June 15, 2006, and bears interest at 6.55%. Thereafter, we have $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

      We issued two series of trust preferred securities in the fourth quarter of 2003. The net proceeds of $0.4 billion from these issuances were immediately contributed to our U.S. pension plans. The details of our trust preferred securities offerings are as follows:

•	In October 2003, Delphi Trust I (“Trust I”), a wholly-owned subsidiary of Delphi, issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities are listed on the New York Stock Exchange under the symbol DPHprA. The sole assets of Trust I are $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I will pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities.

•	In November 2003, Delphi Trust II (“Trust II”), a wholly-owned subsidiary of Delphi, issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II are $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II pays cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities.

      To increase our access to committed sources of short-term financing, in November 2003, we entered into a €330 million ($415 million at December 31, 2003 currency exchange rates) and £30 million ($54 million at December 31, 2003 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. We intend to use this program when cost competitive. As of December 31, 2003, we had no accounts receivable transferred under this program; in January 2004, we borrowed €222 million and £11 million under this program, which will be recorded as short-term debt. The program expires on November 4, 2004 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains financial and other covenants similar to our revolving credit facilities (discussed below) that, if not met, could result in a termination of the agreement. At December 31, 2003, we were in compliance with all such covenants.

Available Credit Facilities

      In 2003, we renewed our 364-day $1.5 billion committed Credit Facility, extending its maturity from June 2003 to June 2004. We have consistently renewed this credit facility on an annual basis. In addition, we maintain a $1.5 billion 5-year Credit Facility that expires June 2005. We have never borrowed under either of these Credit Facilities, and as of December 31, 2003, there were no amounts outstanding. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were well within the financial covenant and in compliance with all other covenants as of December 31, 2003.

Structured Financial Transactions

      In the first quarter of 2003, we entered into a $500 million revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). This program has been accounted for as the sale of accounts receivable. As of December 31, 2003, we had approximately $323 million of accounts receivable sold under this program. The U.S. Facility Program expires on March 29, 2004 and can be extended on an annual basis for two additional 364-day periods. Additionally, the U.S. Facility Program contains financial and other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At December 31, 2003, we were well within compliance with the financial covenant and all other covenants. From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

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

At December 31, 2003, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. We have an additional synthetic lease, for an operation in Ohio, which continues to qualify as an operating lease under generally accepted accounting principles after the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), as revised in December 2003. Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.

Customer Financing Programs

      Since our separation, we have maintained a program with the General Electric Capital Corporation (“GECC”) that allowed our suppliers to factor their receivables from us to GECC for early payment. This program also allowed us to have GECC pay our suppliers on our behalf, providing extended payment terms to us. Historically, we classified amounts factored by our suppliers but not beyond our standard supplier payment terms as accounts payable on our balance sheet. We classified amounts beyond our standard payment terms as short-term debt. In late 2003, we determined that all of the payables, including payables due under the normal payment terms associated with this program should be classified as debt. As a result, our year-end 2003 and 2002 short-term debt balances include $168 million and $164 million, respectively, of accounts payable that were factored by our suppliers to GECC but of which we are still within our stated payment terms to our customer. Our year-end 2002 short-term debt balances also include $287 million of payables that are beyond their standard payment terms. There were no payables beyond their stated terms at December 31, 2003.

      Some of our customers have similar arrangements with GECC, which allows us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in one of these programs, our receivables are reduced and our cash balances are increased. We did not participate in this program at December 31, 2003; at December 31, 2002, our receivables were reduced by $490 million as a result of this program.

Cash Requirements

      The following table summarizes our expected cash outflows resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

	Payments due by Period

			2005 &	2007 &
	Total	2004	2006	2008	Thereafter

	(in millions)

Debt and capital lease obligations	$2,823	$801	$518	$6	$1,498

Junior subordinated notes due to Delphi Trust I and Trust II	412	—	—	—	412

Operating lease obligations	477	131	188	94	64

Contractual commitments for capital expenditures	880	869	11	—	—

Other contractual purchase commitments, including information technology	1,087	332	518	235	2

Total(1)	$5,679	$2,133	$1,235	$335	$1,976

(1)	The amounts above exclude our minimum funding requirements as set forth by ERISA, which are $1.2 billion over the next two years including $0.3 billion in 2004. Our minimum funding requirements after 2004 are dependent on several factors. We also have payments due under our other postretirement benefit (“OPEB”) plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in “Outlook — U.S. Pension Plans and Other Postretirement Benefits” below.

      We have no financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations, or guarantees of such items) to or on behalf of entities that are excluded from our consolidated financial statements. From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2003, no such losses existed.

Credit Ratings

      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have long-term credit ratings of BBB-/ Baa2/BBB, respectively, and short-term credit ratings of A3/P2/F2, respectively, which were reviewed by the rating agencies in November 2003. Our goal is to maintain solid investment grade credit ratings. Although not currently anticipated, if we were downgraded by Moody’s to Baa3, our facility fee and borrowing costs under our existing five-year Credit Facility would increase, although availability would be unaffected. However, we currently have no amounts outstanding under such facilities and do not expect that we will need to draw on these facilities even in the event of such a downgrade. In the event of a further downgrade to BB+/Baa3/BBB-, we believe we would continue to have access to sufficient liquidity; however, our cost of borrowing would further increase and our ability to tap certain financial markets may be limited.

Capital Expenditures

      Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	2003	2002	2001

	(in millions)

Dynamics, Propulsion & Thermal	$468	$472	$528

Electrical, Electronics, Safety & Interior	448	447	446

Automotive Holdings Group	79	109	74

Other	10	7	9

Total capital expenditures	$1,005	$1,035	$1,057

North America	$687	$708	$699

Europe, Middle East & Africa	239	269	283

Asia-Pacific	55	39	56

South America	24	19	19

Total capital expenditures	$1,005	$1,035	$1,057

As of December 31, 2003, Delphi had approximately $880 million in outstanding capital commitments. We expect capital expenditures to be approximately $1.0 billion in 2004. We currently expect approximately 42% of our 2004 capital expenditures to occur outside North America.

Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.7 billion for the year ended December 31, 2003, compared to $2.1 billion in 2002 and $1.4 billion in 2001. Net cash provided by operating activities in 2003 was impacted by contributions to our U.S. pension plans of $1.0 billion and cash paid for employee and product line initiatives and lump sum contract signing bonuses totaling approximately $354 million. Sales under our new accounts receivable U.S. Facility Agreement effectively replaced sales under another program, which permitted us to sell certain accounts receivable on a non-recourse basis. As a result, the new Facility Agreement did not have a significant impact on our cash flow from operations. Net cash provided by operating activities in 2002 was impacted by a $400 million contribution to our U.S. pension plans and a $143 million second quarter payment to GM for previously recorded separation related obligations for other postretirement benefits. Net cash provided by operating activities in 2001 resulted from improved working capital management partially offset by a $205 million payment to GM for previously recorded separation related obligations.

      Investing Activities. Cash flows used in investing activities totaled $1.0 billion for both years ended December 31, 2003 and 2002, and $1.4 billion for the year ended December 31, 2001. The principal use of cash in 2003, 2002 and 2001 reflects capital expenditures related to ongoing operations. Additionally, in 2003, we acquired Grundig Car InterMedia System GmbH for approximately $39 million, net of cash acquired, and in 2001, we acquired Delphi Mechatronic Systems and Delphi Connections Systems-Specialty Electronics for an aggregate of approximately $0.3 billion.

      Financing Activities. During 2003, our financing activity resulted in cash proceeds of $894 million from the debt and trust preferred issuances discussed above. In addition, we repaid approximately $643 million of short-term debt and paid $157 million of dividends. Cash used in financing activities during 2002 represented repayment of commercial paper and dividend and treasury stock purchases partially offset by increased borrowings of short-term debt. Cash provided by financing activities for 2001 includes the net proceeds from a $500 million public debt offering offset by repayments under our commercial paper program.

      Dividends. The Delphi Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 26, June 18, September 3, and December 3, 2003, which were paid on May 5, July 29, October 14, 2003 and January 14, 2004, respectively.

      Stock Repurchase Program. The Board of Directors has authorized the repurchase of up to 19 million shares of Delphi common stock to fund stock options and other employee benefit plans. We did not repurchase any shares during 2003. We repurchased approximately 11 million shares in the open market during 2002 and 2001, to offset the effect of shares issued under those plans and to provide for a more consistent number of shares outstanding.

Outlook

      General. Consistent with the automotive supply industry generally, we continue to experience significant competitive pressure and expect to face continued downward cost expectations from vehicle manufacturers. However, our non-GM revenue is expected to grow. It grew by 16% during 2003, and represents 39% of our sales, up from 35% in the same period last year. We expect compounded annual non-GM revenue growth of at least 10% on a constant exchange rate basis over time. Driven by an outlook for strong non-GM sales growth, and assisted by restructuring and other cost reduction activities, we expect our first quarter 2004 sales to be in the range of $7.2 billion to $7.4 billion, in line with or slightly higher than our first quarter 2003 sales of $7.2 billion. On a year-over-year basis, currency exchange rates, principally the appreciation of the euro, is expected to add $200 million to revenue. We expect first quarter net income will be in the range of $30 million to $80 million, including expected employee and product line charges under programs announced in October 2003 of $45 to $65 million. In December 2003, we indicated that we expect 2004 sales to be in the range of $28.0 billion to $28.5 billion and our net income to be in the range of $400 million to $500 million, excluding any employee and product line charges under our October 2003 programs.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions as well as wages in non-U.S. locations. We anticipate significant flowback of UAW represented Delphi employees to GM and are currently negotiating a competitive new hire wage and benefit agreement with the UAW. AHG is designed to provide a better environment for all of our stakeholders. Each of the product lines and sites within AHG has its own unique set of challenges that require us to be flexible and creative in our ongoing efforts to find solutions. We are engaged in dialogue with the UAW regarding our plans for consolidation of three AHG sites: Olathe, Kansas; Tuscaloosa, Alabama; and Flint West, Michigan. An agreement is in place with the IUE-CWA to source a certain product line in our Anaheim, California facility, presently part of AHG, to another facility.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 61% of our net sales for 2003. Our sales to GM have declined since our separation from GM; principally due to lower GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to them. We continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline further. In the fourth quarter of 2003, Delphi and GM reached an agreement on a growth and opportunity process that provides for advanced review of sourcing opportunities, which should stabilize business at Delphi’s U.S. legacy sites. While we intend to continue to focus on retaining and winning GM’s business, we cannot ensure that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as cost-reduction initiatives. Our GM North America content per vehicle for 2003 was $2,710, which was slightly higher than the previously expected content per vehicle of $2,675. We anticipate that our 2004 content per vehicle will be $2,571. We continue to project our sales beyond 2003 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. In addition, as we actively pursue additional technological innovation in both automotive and non-automotive industries and enhance the value of our intellectual property portfolio, we incur ongoing costs to enforce and defend our intellectual property and face an inherent risk of exposure to the claims of other suppliers and parties that we have allegedly violated their intellectual property rights. We cannot ensure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot ensure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

      U.S. Pension Plans and Other Postretirement Benefits. Delphi sponsors defined benefit pension plans covering a significant percentage of our U.S. workforce and certain of our non-U.S. workforce. On December 31, 2003, the projected benefit obligation (“PBO”) exceeded the market value of the plan assets by $4.0 billion, compared to $4.1 billion at December 31, 2002; the decrease is explained as follows:

Underfunded
Status
(PBO basis)

(in billions)

December 31, 2002	$(4.1)

Pension contributions	1.0

2003 asset returns — 20%	1.2

Impact of discount rate decrease by 50 basis points to 6.25%	(0.6)

Contract impact	(0.5)

Interest and service cost	(0.9)

Other	(0.1)

December 31, 2003	$(4.0)

      While the recent interest rate and asset return environment has significantly impacted the funded status of our plans, Delphi did not have minimum funding requirements, as set forth in the employee benefit and tax laws, during 2003. Our 2004 minimum funding requirement of approximately $0.3 billion is less than our planned 2004 contribution of $0.6 billion. While contributions subsequent to 2004 are dependent on asset returns and a number of other factors, if we make contributions of $0.6 billion in 2004, we will be required by employee benefit and tax laws to make contributions of approximately $0.6 billion in 2005, assuming that the contributions are made prior to June 15 each year, and approximately

$1.0 billion in 2006. These contribution estimates assume new legislation related to the funding discount rate will be passed in 2004 to modify the rules that expired during 2003. If the legislation is not passed, it is likely that Delphi’s minimum funding requirements, as set forth in employee benefit and tax laws, for 2005 and 2006 could increase by up to $0.3 billion per year.

      The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized rating agencies. The discount rate determined on that basis decreased from 6.75% for 2002 to 6.25% for 2003. This 50 basis point decline in the discount rate had the effect of increasing the underfunded status of our U.S. pension plans by approximately $0.6 billion.

      For 2003, Delphi assumed a long-term asset rate of return of 9%. We will also utilize a 9% long-term asset rate of return assumption in 2004. In developing the 9% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. We also considered Delphi’s post-spin off and GM’s pre-spin off historical 15-year compounded return (period ended December 31, 2002), which was in line with our long-term rate of return assumption. The 9% long-term asset return assumption for 2004 is based on an asset allocation assumption of 50%-75% with U.S. and international equity managers, 25%-40% with fixed income managers, and 0%-10% with other asset managers (primarily real estate). Delphi’s asset managers regularly review the actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. At December 31, 2003, our actual asset allocation was consistent with our asset allocation assumption.

      We base our determination of the asset return component of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of December 31, 2003, we had cumulative asset losses of approximately $0.5 billion, which remain to be recognized in the calculation of the market-related value of assets.

      The declining interest rate environment and varying asset returns versus expectations in 2001, 2002 and 2003 resulted in an accumulated actuarial loss of $3.5 billion at December 31, 2003. Of this amount, $0.5 billion represents the deferred market value of assets adjustment and is not considered when determining 2004 pension expense. In accordance with pension accounting rules, an additional $1.1 billion is excluded when determining 2004 pension expense. The remaining actuarial loss of $1.9 billion at December 31, 2003 is amortized over the remaining service life of our pension plan participants. Our expense related to actuarial losses in 2004 will be approximately $30 million higher than in 2003.

      Delphi’s U.S. pension expense was $479 million, $293 million and $233 million in 2003, 2002 and 2001, respectively. For 2004, we expect pension expense to exceed 2003 pension expense by approximately $0.1 billion. Most of the increase relates to the new labor contract, with the 50 basis point (“bp”) decline in the discount rate offset by favorable 2003 assets returns and other factors including contributions. These increases include the impact of the amortization of actuarial losses mentioned above. As required by accounting rules, our pension expense for 2004 is determined at the end of December 2003. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

Impact on pension
Change in assumption	expense		Impact on PBO

25 bp decrease in discount rate	+$	20 to 30 Million	+$	0.3 Billion

25 bp increase in discount rate	-$	20 to 30 Million	-$	0.3 Billion

25 bp decrease in long-term return on assets	+$	15 to 20 Million		—

25 bp increase in long-term return on assets	-$	15 to 20 Million		—

      Pension accounting rules also require us to record a charge to stockholders’ equity when certain conditions are met. As of December 31, 2003, our charge to stockholders’ equity was $2,118 million, which was substantially the same as last year’s charge to stockholders’ equity of $2,098 million.

      In addition, we maintain postretirement benefit plans other than pensions that are not funded. At December 31, 2003 and 2002, the amount reflected in our consolidated balance sheet for other postretirement benefit obligations were $6.1 billion and $5.5 billion, respectively. These plans do not have minimum funding requirements, but rather are “pay as you go.” As we currently have 0.25 retirees for each active employee, the cash costs that we incur are lower than the actual expenses. During 2003, we incurred approximately $170 million of cash costs including approximately $50 million of payments to GM for certain of our former employees that flowed back to GM and had actuarially been determined to retire and $701 million of expense in 2003 related to these plans. A one percentage point increase in the assumed long-term health care trend rate would increase the aggregate service and interest cost components of the annual other postretirement benefit expense by approximately $120 million, and would have increased the related accumulated postretirement benefit obligation by $1.2 billion. A one percentage point decrease in the assumed health care trend rate would have decreased the aggregate service and interest cost components of other postretirement benefit expense by approximately $80 million, and would have decreased the related accumulated postretirement benefit obligation by $0.9 billion.

      On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy included in the law results in a $0.5 billion reduction in our OPEB benefit obligation. However, the reduction is not reflected in our consolidated financial statements, because we use a September 30, 2003 measurement date. For 2004, we expect a net increase in our OPEB expense when compared to 2003. This increase reflects the favorable impact of the Medicare legislation offset by a 50 basis point decline in the discount rate and a change in our health care trend rate. Specific authoritative guidance, when issued by the FASB, could require us to re-determine the impact of this legislation. Delphi provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and Delphi’s retirees pay a premium for this benefit that is less than the Part D premium. Therefore Delphi has concluded that these benefits are at least “actuarially equivalent” to the Part D program so that Delphi will be eligible for the basic Medicare Part D subsidy.

Inflation

      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

Deferred Income Taxes

      As more fully described in Note 6 to our consolidated financial statements, at December 31, 2003, Delphi’s consolidated balance sheet included a net deferred tax asset of approximately $4.1 billion. This net deferred tax asset relates to temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Components of this net deferred tax asset are subject to revaluation upwards or downwards if enacted tax rates expected to be applicable to the reversal of such temporary differences are increased or decreased. Legislation currently pending in the U.S. Congress could have the effect of reducing the tax rate applicable to certain portions of our income and, accordingly, could cause a reduction in the value of certain deferred tax assets. The amount of this reduction, if any, cannot be quantified until the legislation is enacted and the tax and accounting rules applicable thereto are clarified. Approximately $3.1 billion of the net deferred tax asset balance is related to our obligations for postretirement and pension benefits and approximately $0.8 billion, net of valuation allowance, is related to net operating loss carryforwards. Substantially all of the net deferred tax asset balance is with respect to U.S. Federal and state income taxes on such temporary differences. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and certain other countries and future reversals of existing taxable temporary differences. Although realization is not assured, we believe that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has considered various factors in assessing the probability of realizing these deferred tax assets including:

•	Delphi’s operating results, excluding the impact of special items, over the most recent three-year period and overall financial forecasts of book and taxable income for the 2004-2006 period.

•	The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, to manage the degree to which Delphi generates significant U.S. federal tax net operating losses.

•	The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

      In addition to valuation allowances with respect to certain non-U.S. net operating loss carryforwards, we have recorded valuation allowances with respect to certain U.S. Federal short-lived carryforwards (e.g. capital loss, contribution and foreign tax credit carryforwards) but have not recorded valuation allowances with respect to U.S. Federal long-lived carryforwards (e.g. net operating loss and general business credit carryforwards).

Environmental Matters

      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years and we do not expect such expenditures to be material in 2004. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Recently Issued Accounting Pronouncements

      See discussion in “Outlook — U.S. Pension Plans and Other Postretirement Benefits” on the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Significant Accounting Policies and Critical Accounting Estimates

      Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

      We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

      The table below presents information about the nature and rationale for Delphi’s critical accounting estimates:

		Nature of Estimates	Assumptions/Approaches
Balance Sheet Caption	Critical Estimate Item	Required	Used	Key Factors

Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold. VMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact our exposure to these costs.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM sourcing • VM policy decisions regarding warranty claims

Accrued liabilities and other long-term liabilities	Postemployment benefits (FAS 112)	Estimates of future costs associated with excess employees, including length of time, location and ultimate resolution of status	We use our future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expenses.	• Employee decisions • Customer decisions • Discussions with unions

		Nature of Estimates	Assumptions/Approaches
Balance Sheet Caption	Critical Estimate Item	Required	Used	Key Factors

Pension and other postretirement benefits	Pension and other postretirement benefits	In calculating our obligation and expense, we are required to select certain actuarial assumptions, as more fully described in Note 11 to our consolidated financial statements. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs.	Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers.	• Discount rates

• Asset return assumptions

• Actuarial assumptions (such as retirement age and mortality)

• Health care inflation rates

• See “Outlook — U.S. Pension Plans and Other Postretirement Benefits” above for additional details

Property, plant and equipment, goodwill and other long-term assets	Valuation of long- lived assets and investments	We are required from time-to-time to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets (in particular, net operating loss carryforwards)	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

      In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for doubtful accounts receivable and reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.

Forward-Looking Statements

      All statements contained or incorporated in this report, to the extent they are not limited to historical fact, which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, cash flow or earnings expectations, savings expected as a result of our global restructurings or other initiatives, portfolio restructuring plans, volume growth, share of sales, awarded sales contracts and customer diversification or statements expressing general optimism about future operating results) are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor protection provided by this Act. These statements are made on the basis of management’s current views and assumptions with respect to future events; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Delphi does not intend or assume any obligation to update any of these forward-looking statements. Principal important factors, risks and uncertainties, which may cause actual results to differ from those expressed in such forward-looking statements, include, but are not limited to:

•	Our ability to execute our portfolio and other global restructuring and consolidation plans in a manner which satisfactorily addresses any resultant labor issues, antitrust, customer concerns, and other matters, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and to achieve the benefits relating to reduced structural costs and improved earnings power that we expect from these plans.

•	Our ability to achieve the labor benefits expected from our separation from GM.

•	Our ability to generate cost savings and operational improvements in the future sufficient to offset contractually or competitively required price reductions, price reductions necessary to win additional business and increases in raw material or labor costs, including increased funding requirements for pensions or healthcare costs.

•	Our ability to generate sufficient excess cash flow to meet increased pension and OPEB funding obligations, whether because of market volatility which adversely impacts our asset return expectations, the declining interest rate environment or otherwise.

•	Our ability to maintain financial flexibility to make payments for pensions and other postretirement employee benefits, to implement capital expenditures and to maintain research and development spending, all at the levels and times planned by management.

•	Our continued ability to increase sales to customers other than GM.

•	Our continued dependence on GM as our largest customer and our ability to retain GM business, by continuing to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.

•	Potential increases in our warranty costs, including increases due to any assertions by our customers that seek to hold suppliers responsible for warranty claims.

•	Changes in the operations, financial condition, results of operations, market share or product offerings and pricing strategies of our customers, including our largest customer, GM, or significant business partners.

•	Changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific).

•	Currency exchange rate fluctuations in the markets in which we operate.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise.

•	Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Significant downturns in the vehicle production rate in North America, Europe or other markets in which we operate and the cyclical nature of the automotive industry.

•	Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates.

•	Costs relating to legal and administrative proceedings (such as environmental, commercial, product liability and intellectual property related), including adverse judgments against Delphi if we fail to prevail in reversing such judgments, or associated with product recalls or warranty or adoption of new or updated accounting policies and practices.

•	Our ability to respond to changes in technology and technological risks, to protect our patents and other intellectual property rights and to develop our intellectual property into commercially viable products.

•	The impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

•	Our ability to adapt our product offerings to meet changing consumer preferences and vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.

•	Other factors, risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are exposed to market risks from changes in currency exchange rates and certain commodity prices. In order to manage these risks, we operate a centralized hedging program that consists of entering into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in currency exchange rates and commodity prices.

      A discussion of our accounting policies for derivative instruments is included in Note 1 to our consolidated financial statements and further disclosure is provided in Note 16 to those consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

Currency Exchange Rate Risk

      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. Currently, our most significant currency exposures relate to the Mexican peso, Polish zloty, Chinese Yuan, Hungarian Forint, Singapore dollar, Canadian dollar, Japanese yen, and euro. As of December 31, 2003 and 2002, the net fair value asset of all financial instruments with exposure to currency risk was approximately $487 million and $114 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $77 million at December 31, 2003 and $68 million at December 31, 2002. The potential gain in fair value for such financial instruments from a hypothetical 10% favorable change in quoted currency exchange rates would be approximately $83 million at December 31, 2003 and $85 million at December 31, 2002. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was an asset of approximately $29 million and a liability of $2 million at December 31, 2003 and December 31, 2002, respectively. If the price of the commodities that are being protected by our commodity swaps and options contracts changed adversely by 10%, the December 31, 2003 fair value assets of our commodity swaps and options contracts would decrease by $15 million to $14 million, and the December 31, 2002 fair value liability would increase $13 million to $15 million. If the price of the commodities that are being protected by our commodity swaps and options contracts changed favorably by 10%, the fair value of our commodity swaps and options contracts would increase by $15 million and the December 31, 2002 fair value would decrease by $13 million. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps and options contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

      A portion of our borrowings from third party credit sources is comprised of $2.9 billion in fixed rate term debt and junior subordinated notes underlying our trust preferred securities. We also issue commercial paper and factor accounts receivable in the U.S., Europe, and Asia. Our outstanding commercial paper balance was $0.3 billion at December 31, 2002 and decreased to $0.1 billion at December 31, 2003. The maturities on commercial paper have been short-term with the majority maturing within one month. When commercial paper matures, it may be re-issued at the then current market rate. In addition, factoring programs fees are based upon an interest rate component. However, given our reliance on fixed rate borrowings to fund long-term requirements, we believe our interest rate risk exposure is limited and accordingly, we do not have any outstanding derivative instruments to manage interest rate risk as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT RESPONSIBILITY

      Management is responsible for the preparation and presentation of our consolidated financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on management judgments and estimates. We are further responsible for maintaining an internal control structure designed to provide reasonable assurance that the books and records reflect the transactions of Delphi and that established policies and procedures are appropriately followed.

      Deloitte & Touche LLP, an independent audit firm, is engaged to audit our consolidated financial statements. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The independent auditors’ report follows this report.

      The Board of Directors, through the Audit Committee (composed entirely of independent Directors) is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors (subject to shareholder ratification) and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the Vice President of Corporate Audit Services meet regularly (separately and jointly) with the Audit Committee to:

•	Review the activities of each,

•	Ensure that each is properly discharging its responsibilities,

•	Review any audit significant findings or recommendations, and

•	Assess the effectiveness of internal controls.

      Each quarter, the Audit Committee meets with management and privately with the independent auditors in advance of the public release of operating results and filing of annual and quarterly reports with the Securities and Exchange Commission. It is management’s conclusion that internal controls at December 31, 2003 provide reasonable assurance that the books and records reflect the transactions of Delphi and that the businesses comply with established policies and procedures. Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

      We also have policies and procedures designed to ensure that our corporate governance practices are consistent with the corporate governance requirements of the Sarbanes-Oxley Act of 2002 and with the listing requirements of the New York Stock Exchange. These practices include:

•	Clear corporate governance policies,

•	A majority of our Board is independent from Delphi and its management,

•	Independent members of our Board meet regularly without management,

•	All of our Board Committees have charters that clearly establish roles and responsibilities,

•	A formal code of ethics, “Foundation for Excellence” which applies to all of our employees, including our Board and our senior management, and

•	We have an ethics “hot-line” available to all employees globally.

      We are committed to clear, deliberate and sound corporate governance and business practices and transparency in our financial reporting.

/s/ J.T. Battenberg III	/s/ Alan S. Dawes	/s/ John D. Sheehan

J.T. Battenberg III Chairman, Chief Executive Officer and President	Alan S. Dawes Vice Chairman and Chief Financial Officer	John D. Sheehan Chief Accounting Officer and Controller

INDEPENDENT AUDITORS’ REPORT

Delphi Corporation:

      We have audited the accompanying consolidated balance sheets of Delphi Corporation (“Delphi”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the management of Delphi. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delphi as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of Delphi taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2003 Delphi changed its method of determining the cost of certain inventories from the last-in, first-out method to the first-in, first-out method. The consolidated financial statements presented for 2002 and 2001 have been adjusted to give retroactive effect to the change.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Detroit, Michigan

January 26, 2004

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(in millions, except per
	share amounts)

Net sales:

General Motors and affiliates	$17,028	$17,862	$17,624

Other customers	11,068	9,565	8,464

Total net sales	28,096	27,427	26,088

Less operating expenses:

Cost of sales, excluding items listed below	24,980	24,016	23,257

Selling, general and administrative	1,588	1,510	1,470

Depreciation and amortization	1,110	988	1,150

Employee and product line charges	396	225	536

Total operating expenses	28,074	26,739	26,413

Operating income (loss)	22	688	(325)

Less: interest expense	(198)	(191)	(222)

Other income (expense), net	34	32	(22)

Income (loss) before income taxes	(142)	529	(569)

Income tax expense (benefit)	(86)	187	(173)

Net income (loss)	$(56)	$342	$(396)

Earnings per share

Basic and diluted	$(0.10)	$0.61	$(0.71)

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in millions)

ASSETS

Current assets:

Cash and cash equivalents	$880	$1,014

Accounts receivable, net:

General Motors and affiliates	2,326	2,304

Other customers	1,438	1,712

Retained interest in receivables	717	—

Inventories, net	1,996	1,962

Deferred income taxes	420	431

Prepaid expenses and other	269	241

Total current assets	8,046	7,664

Long-term assets:

Property, net	6,167	5,944

Deferred income taxes	3,835	3,649

Goodwill, net	776	699

Pension intangible assets	1,167	751

Other	913	731

Total assets	$20,904	$19,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable and current portion of long-term debt	$801	$846

Accounts payable	3,158	2,896

Accrued liabilities	2,232	2,118

Total current liabilities	6,191	5,860

Long-term liabilities:

Long-term debt	2,022	2,084

Junior subordinated notes due to Delphi Trust I and II	412	—

Pension benefits	3,574	3,568

Postretirement benefits other than pensions	5,697	5,120

Other	1,438	1,405

Total liabilities	19,334	18,037

Commitments and contingencies (Note 12)

Stockholders’ equity:

Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2003 and 2002	6	6

Additional paid-in capital	2,667	2,643

Retained earnings	1,241	1,454

Minimum pension liability	(2,118)	(2,098)

Accumulated other comprehensive loss, excluding minimum pension liability	(151)	(493)

Treasury stock, at cost (4.7 million and 6.9 million shares in 2003 and 2002, respectively)	(75)	(111)

Total stockholders’ equity	1,570	1,401

Total liabilities and stockholders’ equity	$20,904	$19,438

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(in millions)

Cash flows from operating activities:

Net income (loss)	$(56)	$342	$(396)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization, excluding amortization of goodwill	1,110	988	1,115

Amortization of goodwill	—	—	35

Deferred income taxes	(183)	35	(371)

Venture impairments	—	—	74

Employee and product line charges	396	225	536

Changes in operating assets and liabilities:

Accounts receivable and retained interests in receivables, net	(468)	582	810

Inventories, net	(4)	(151)	159

Prepaid expenses and other	(163)	(55)	39

Accounts payable	228	284	(113)

Employee and product line charge obligations	(156)	(318)	(343)

Accrued and other long-term liabilities	80	298	(95)

Other	(47)	(157)	(90)

Net cash provided by operating activities	737	2,073	1,360

Cash flows from investing activities:

Capital expenditures	(1,005)	(1,035)	(1,057)

Cost of acquisitions, net of cash acquired	(39)	—	(276)

Other	27	54	(20)

Net cash used in investing activities	(1,017)	(981)	(1,353)

Cash flows from financing activities:

Net repayments of borrowings under credit facilities and other debt	(643)	(609)	(335)

Net proceeds from issuance of debt securities	492	—	498

Net proceeds from junior subordinated notes due to Delphi Trust I and II	402	—	—

Dividend payments	(157)	(156)	(156)

Purchases of treasury stock	—	(38)	—

Issuance of treasury stock	1	12	6

Net cash (used in) provided by financing activities	95	(791)	13

Effect of exchange rate fluctuations on cash and cash equivalents	51	(44)	(23)

Increase (decrease) in cash and cash equivalents	(134)	257	(3)

Cash and cash equivalents at beginning of year	1,014	757	760

Cash and cash equivalents at end of year	$880	$1,014	$757

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
					Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)

Balance at December 31, 2000	565	$6	$2,648	$1,820	$—	$(463)	$(96)	$3,915

Net loss	—	—	—	(396)	—	—	—	(396)

Currency translation adjustments and other, net of tax	—	—	—	—	—	(106)	—	(106)

Cumulative effect of accounting change related to derivatives, net of tax	—	—	—	—	—	14	—	14

Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	(12)	—	(12)

Minimum pension liability adjustment, net of tax	—	—	—	—	(830)	—	—	(830)

Total comprehensive loss								(1,330)

Shares issued for employee benefit plans	—	—	—	—	—	—	6	6

Dividends	—	—	—	(156)	—	—	—	(156)

Balance at December 31, 2001	565	6	2,648	1,268	(830)	(567)	(90)	2,435

Net income	—	—	—	342	—	—	—	342

Currency translation adjustments and other, net of tax	—	—	—	—	—	86	—	86

Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	(12)	—	(12)

Minimum pension liability adjustment, net of tax	—	—	—	—	(1,268)	—	—	(1,268)

Total comprehensive loss								(852)

Shares issued for employee benefit plans	—	—	(5)	—	—	—	17	12

Shares repurchased for employee benefit plans	—	—	—	—	—	—	(38)	(38)

Dividends	—	—	—	(156)	—	—	—	(156)

Balance at December 31, 2002	565	6	2,643	1,454	(2,098)	(493)	(111)	1,401

Net loss	—	—	—	(56)	—	—	—	(56)

Currency translation adjustments and other, net of tax	—	—	—	—	—	301	—	301

Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	41	—	41

Minimum pension liability adjustment, net of tax	—	—	—	—	(20)	—	—	(20)

Total comprehensive income								266

Shares issued for employee benefit plans	—	—	24	—	—	—	36	60

Dividends	—	—	—	(157)	—	—	—	(157)

Balance at December 31, 2003	565	$6	$2,667	$1,241	$(2,118)	$(151)	$(75)	$1,570

See notes to consolidated financial statements.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

      Revenue Recognition — Delphi’s revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. From time to time, we may enter into pricing agreements with our customers that provide for price reductions that are conditional upon achieving certain joint cost saving targets. We recognize revenue reflecting the full price reductions until the status of the joint savings efforts are finalized.

      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $2.0 billion for the year ended December 2003 and $1.9 billion for each of the years ended December 31, 2002 and 2001.

      Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

      Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. We also have securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At December 31, 2003 and 2002, we have available-for-sale securities with a cost basis of $22 million and $31 million, respectively, and a carrying value of $27 million and $13 million, respectively. In the event that our debt or equity securities experience an other than temporary impairment, such impairment is recognized as a loss in the Statement of Operations.

      Accounts Receivable — From time to time we enter into agreements to sell our accounts receivable, generally without recourse. These transactions result in a reduction in our accounts receivable. The allowance for doubtful accounts was $85 million and $100 million as of December 31, 2003 and 2002, respectively.

      Retained Interest In Receivables — Under Delphi’s U.S. revolving accounts receivable securitization program, the company sells a portion of its U.S. and Canadian trade receivables to Delphi Receivables

LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (the “Conduits”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the retained interest, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. The allowance for doubtful accounts for the retained interest is allocated to DR from Delphi’s allowance reserve based on the percentage of receivables sold to DR. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary.

      Inventories — Prior to the fourth quarter of 2003, our inventories in the U.S. were valued substantially using the last-in, first-out (“LIFO”) method. During the fourth quarter of 2003, we changed our method of costing our inventories in the U.S. from the LIFO method to the first-in, first-out (“FIFO”) method. As a result, all of our inventories are now stated at the lower of cost, determined on a FIFO basis, or market. The change results in our inventories being valued in a manner which more closely approximates current costs and, we believe, also results in a better matching of revenues and costs of goods sold. In connection with this change in our accounting, we also reassessed that our inventories were recorded at the lower of cost or market. In accordance with accounting principles generally accepted in the United States, all prior periods have been adjusted to give retroactive effect to this change. The effect of this change did not have a significant impact on 2003 results, decreased net income for 2002 by $1 million, increased the net loss for 2001 by $26 million and increased total stockholder’s equity at January 1, 2001 by approximately $149 million.

      Property — Property, plant and equipment, including internally-developed internal use software, is recorded at cost. Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided based on the estimated useful lives of groups of property generally using an accelerated method, which accumulates depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives, or using straight-line methods. Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account.

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

      Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which did not impact our results of operations or financial position.

      Goodwill and Intangible Assets — Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased the amortization of purchased goodwill. We also re-evaluated our intangible assets and determined that their remaining useful lives remained appropriate. At December 31,

2003 and December 31, 2002, our unamortized purchased goodwill balance was approximately $776 million and $699 million respectively, and was principally in the Dynamics, Propulsion & Thermal sector. The change during the year was due to currency translation, primarily the euro. In addition, we have approximately $79 million of other intangible assets, including approximately $27 million from our 2003 acquisition. These intangible assets are being amortized over their useful lives, generally 3-17 years, we complete impairment tests of goodwill as required by SFAS No. 142. At adoption and again during both 2002 and 2003, we determined that our goodwill was not impaired. The following reflects net income and earnings per share including the adoption of the non-amortization provisions of SFAS No. 142. Prior period amounts have been adjusted to reflect the change in accounting principle discussed above.

	Year Ended December 31,

	2003	2002	2001

	(in millions, except per
	share amounts)

Net income (loss):

Reported net income (loss)	$(56)	$342	$(396)

Add back: goodwill amortization, net of tax	—	—	28

Adjusted net income (loss)	$(56)	$342	$(368)

Basic and diluted earnings (loss) per share:

Reported basic and diluted earnings (loss) per share	$(0.10)	$0.61	$(0.71)

Add back: goodwill amortization, net of tax	—	—	0.05

Adjusted basic and diluted earnings (loss) per share	$(0.10)	$0.61	$(0.66)

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

      Warranty — We recognize warranty reserves for products sold based on management estimates of the amount that will eventually be required to settle such obligations. These reserves are based on several factors including past experience, production changes, industry developments and various other considerations.

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

      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period currency exchange rates. Consolidated Statements of Operations elements of foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for foreign subsidiaries is generally reported in a separate component of stockholders’ equity. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is included in income. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, decreased net loss by $17 million in 2003, increased net income by $13 million in 2002, and decreased net loss by $7 million in 2001.

      Stock-Based Compensation — Delphi has several stock-based compensation programs including stock options, restricted stock, and in 2003, stock appreciation rights (SARs). As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during 2003, 2002 and 2001 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Compensation expense for the restricted stock is recognized over the vesting period. Compensation expense for SARs is recognized when the current stock price is greater than the SARs’ exercise price.

      If we accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Year Ended December 31,

	2003	2002	2001

	(in millions, except per
	share amounts)

Net income (loss), as reported	$(56)	$342	$(396)

Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	17	43	67

Pro forma net income (loss)	$(73)	$299	$(463)

Earnings (loss) per share:

Basic and diluted — as reported	$(0.10)	$0.61	$(0.71)

Basic and diluted — pro forma	$(0.13)	$0.53	$(0.83)

      The weighted average fair value of stock options granted was $2.27, $4.31, and $4.13 during 2003, 2002 and 2001, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected volatility	38.6%	37.9%	39.7%

Risk-free interest rate	2.7%	3.9%	4.4%

Expected life (years)	5.0	5.0	5.0

Dividend yield	3.5%	2.3%	2.0%

      Derivative Financial Instruments — Effective January 1, 2001, Delphi adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

      Delphi manages its exposure to fluctuations in currency exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts, options and swaps with various counterparties. Such financial exposures are managed in accordance with Delphi’s corporate policies and procedures. Delphi does not enter into derivative transactions for trading purposes.

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

      Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or forecasted foreign currency commitments. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. All other commodity derivative contracts are marked to market on a current basis. At December 31, 2003 and 2002, our exposure to movements in interest rates was not significant and Delphi had no amounts outstanding under derivative instruments to manage interest rate risk or minimize interest expense.

      Common Stock and Preferred Stock — We currently have one class of common stock outstanding. There are 1,350 million shares of common stock authorized, of which 560,314,917 are outstanding (565,025,907 shares issued less 4,710,990 shares held as treasury stock) at December 31, 2003. Holders of our common stock are entitled to one vote per share with respect to each matter presented to our shareholders on which the holders of common stock are entitled to vote. We paid dividends of $0.28 per share in 2003, 2002, and 2001. There are no cumulative voting rights. Our Board of Directors is also empowered to cause to be issued, in one or more series, preferred stock. The specific terms including the designation of shares, number of shares and dividend features of the preferred stock would be determined at issuance. As of December 31, 2003, we have not issued any preferred stock.

      Earnings Per Share — The basic earnings per share amounts were computed using weighted average shares outstanding for each respective year. Diluted earnings per share amounts also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the years presented, unless the inclusion would have an antidilutive effect.

      Weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)

Weighted average shares outstanding	560,114	559,589	560,041

Effect of dilutive securities	—	2,842	—

Diluted shares outstanding	560,114	562,431	560,041

      Reclassifications — Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.	EMPLOYEE AND PRODUCT LINE CHARGES

2003 Charges

      Upon completion of the UAW labor agreement, we initiated global actions designed to address under-performing operations, appropriately size our global hourly and salaried workforces and strengthen our competitive position. As a result of those initiatives, we expect to reduce our U.S. hourly workforce by up to 5,000 employees, the U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Also in the third quarter, we received a ruling in our previously disclosed grievance proceeding with the IUE-CWA over certain layoffs at one of our manufacturing facilities. The arbitrator directed us to restore the level of bargaining unit employees to 1,500 and to make the recalled employees whole. We have filed an appeal in federal district court to preserve our rights while discussing alternative remedies with the IUE-CWA. In November 2003, we also finalized a four-year labor agreement with the IUE-CWA, which further provides opportunities to address our employment cost reduction initiatives.

      In the third quarter of 2003, we recorded charges related to the attrition or idling of approximately 1,500 U.S. UAW hourly employees and 300 IUE-CWA hourly employees at our Packard operations, both of which are included in the 5,000 discussed above, as well as approximately 500 U.S. salaried employees and approximately 3,000 non-U.S. employees. The balance of the planned U.S. hourly workforce reductions will occur by the end of 2004. Employees at impacted locations were informed and we communicated benefits available to them under applicable benefit plans or related contractual provisions. Also in the third quarter of 2003, we recorded charges to make recalled employees whole at the IUE-CWA manufacturing site in accordance with the arbitration award discussed above. The employee cost component recorded for the U.S. hourly plans represents the accruals required by SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Such postemployment benefit accruals are based upon certain assumptions regarding the status and seniority of affected individuals, as well as the time frame and the duration of the layoffs prior to final separation.

      Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, UAW hourly employees may flowback to GM. As required under generally accepted accounting principles, we will record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $515 million (after-tax) through December 31, 2004, of which $402 million (after-tax) was recorded in 2003. We currently expect that we will incur the remaining estimated charges of $75 million (after-tax) related to these hourly employee reductions, including employee costs during periods they are idled prior to separation and the other structural cost initiatives of $38 million (after-tax) in 2004.

      As of December 31, 2003, approximately 1,600 U.S. hourly employees, 100 U.S. salaried employees, and 1,550 non-U.S. employees have left the company pursuant to these plans. The remaining 400 U.S. salaried employees left in January 2004.

      We expect to realize after-tax savings, principally payroll and related costs, associated with these product line and employee actions of approximately $125 million in 2004. We expect these savings to grow to approximately $200 million on an annual basis. As discussed above, a portion of the charges is recorded based on employee acceptance. As a result, we have not provided forecasts of savings by sector. We would expect that the savings will closely mirror where the charges are recorded.

      We also evaluated for impairment the carrying value of the long-lived assets at sites impacted by our plans, and recorded impairment losses of $62 million in 2003. The impairment losses, primarily related to buildings held for use in the AHG sector, were recorded in depreciation and amortization. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. The impairment losses were determined based on the amount by which the carrying value exceeded the fair market value of the asset. The fair market value was determined primarily using the anticipated discounted cash flows. Additionally, during 2003, we recorded charges to cost of sales of $158 million. Of this amount $35 million relates to retiree payments to be paid pursuant to the National Labor Agreements with the UAW and IUE-CWA and the remaining amount is primarily attributable to inventory and warranty matters.

      Following is a summary of the activity in the 2003 employee and product line reserve (in millions):

	Cash Costs

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Third quarter 2003 charge	$333	$15	$348

Usage in the third quarter 2003	(19)	(3)	(22	)(a)

Transfer to long-term liabilities	—	(7)	(7)

Balance at September 30, 2003	$314	$5	$319

Fourth quarter 2003 charge	48	—	48

Usage in the fourth quarter 2003	(116)	—	(116	)(a)

Balance at December 31, 2003	$246	$5	$251	(b)

(a)	The total cash paid in 2003 was $156 million, as shown on our consolidated Statement of Cash Flows. Of this amount $22 million was paid in the third quarter and $110 million was paid in the fourth quarter related to the 2003 charges, while $24 million was paid in the first quarter related to the 2002 charges discussed below. The $116 million of usage in the fourth quarter includes $6 million of non-cash special termination pension and postretirement benefits. In addition, we incurred $73 million of cash costs associated with the 2003 charges, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      The estimated cash impact of the 2003 initiatives is approximately $0.7 billion, of which $205 million was paid in 2003. We expect that up to $0.4 billion will be paid in 2004 and the remainder in 2005. See Note 15 for the allocation of these initiatives by sector.

      As of January 1, 2004, approximately 21,190 positions were eliminated in total under the 2003 programs discussed above and the 2001 and 2002 programs discussed below.

2002 & 2001 Charges

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

      The 2001 restructuring plans resulted in a charge of $536 million that included $492 million of employee costs (including postemployment benefits and special termination pension and postretirement benefits) and $44 million in other exit costs (principally lease termination and contract cancellation payments). The plans entailed the elimination of approximately 11,500 positions worldwide, comprised of 5,600 U.S. hourly employees, 2,000 U.S. salaried employees, and 3,900 employees in non-U.S. locations. We ultimately eliminated 11,440 positions and incurred costs of $530 million. For the U.S. hourly workforce, we reduced 5,400 positions against a plan of 5,600 positions. This shortfall occurred during the first quarter of 2002, due to minor variances in the execution of our restructuring plans. We eliminated 4,040 non-U.S. positions, slightly above the planned 3,900 positions, and we eliminated 2,000 U.S. salaried employee positions as planned. Total cash paid for the first quarter 2001 restructuring plan was $457 million, with $413 million for employee costs and $44 million for other exit costs. We also had $73 million of non-cash charges, principally for special termination pension and postretirement benefits. Upon completion of our plans, in the first quarter of 2002, we reversed $6 million of the original $536 million charge on the Employee and Product line in our Consolidated Statements of Operations. The $6 million is a result of the minor shortfall in head count noted previously, as well as slight favorable variances in the costs actually incurred under the various initiatives. This reversal was netted against the 2002 restructuring charge explained above.

      We evaluated the carrying value of the long-lived assets at each site impacted by the restructuring plans for impairment, and in the first quarter of 2001, recorded impairment losses of $63 million. The impairment losses, primarily related to machinery and equipment held for use in the Electrical, Electronics Safety & Interior sector, were recorded in depreciation and amortization. In addition, in the fourth quarter of 2001, we recorded an impairment charge of $9 million, included in depreciation and amortization, related primarily to the machinery and equipment held for use in the Electrical, Electronics Safety & Interior sector. This equipment is used by one of our product lines located in Argentina, which was impacted by 2001 macroeconomic developments.

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

      In July 2002, we determined that we would not complete the transaction and began a process to wind down this product line. However, due to the change from our original plan to sell this product line, in the second quarter of 2002, we reclassified the generator product line as held for use from held for sale. No additional adjustments were required as the result of the reclassification. Of the total recorded loss of $231 million ($149 million after-tax) associated with the wind down of this product line, $37 million ($24 million after-tax) for contractually required payments (principally employee related) was recorded in cost of sales during the first quarter of 2002.

3.	ACQUISITIONS

Grundig Car InterMedia System GmbH

      In November 2003, Delphi acquired Grundig Car InterMedia System GmbH (“Grundig”), a wholly owned subsidiary of Grundig AG, for approximately $39 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. The purchase price and related allocations are preliminary and may be revised within the next year. Grundig is a full line producer of vehicle audio systems, telematics devices and other vehicle entertainment products primarily for the European automotive original equipment and aftermarket segments. With this acquisition, Delphi will significantly boost its European electronic sales, strengthen customer relationships and achieve synergy savings through integration.

      The pro forma effects of this acquisition would not be materially different from reported results.

4.	ASSET SECURITIZATIONS

U.S. Program

      In the first quarter of 2003, we entered into a $500 million revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). Under this U.S. Facility Program, we sell a portion of our U.S. and Canadian trade receivables to Delphi Receivables LLC (“DR”), a wholly owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits. Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically finance the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks are obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the undivided interest sold to the Conduits is excluded from our consolidated balance sheet thereby reducing our accounts receivable. The value of the retained interest in receivables held by DR, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. As of December 31, 2003, the retained interest in receivables was $717 million. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary.

      At the time DR sells the undivided interest to the Conduits the sale is recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 1.6%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $5 million for the year ended December 31, 2003.

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

      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, expires on March 29, 2004 and can be extended for two additional 364-day periods based upon the mutual agreement of the parties. Additionally, the U.S. Facility Program contains a single financial and other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At December 31, 2003, we were in compliance with all such covenants.

      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program during the year ended December 31, 2003 (in millions):

Year Ended
December 31, 2003

Undivided interests sold at beginning of period	$—

Proceeds from new securitizations (sale of undivided interests)	1,708

Collections related to undivided interest sold(a)	(2,589)

Collections reinvested through sale of additional undivided interests	1,204

Undivided interests sold at December 31, 2003	$323

(a)	Of the collections received on the undivided interests sold, for the year ended December 31, 2003, $1,385 million was remitted to the Conduits and $1,204 million was reinvested.

European Program

      In November 2003, we entered into a €330 million ($415 million at December 31, 2003 currency exchange rates) and £30 million ($54 million at December 31, 2003 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. As of December 31, 2003, we had no accounts receivable transferred under this program; in January 2004, we borrowed €222 million and £11 million under this program, which will be recorded as short-term debt. The program expires on November 4, 2004 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains financial and other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At December 31, 2003, we were in compliance with all such covenants.

5.	INVENTORIES, NET

      Inventories, net consisted of:

	December 31,

	2003	2002

	(in millions)

Productive material, work-in-process and supplies	$1,518	$1,581

Finished goods	478	381

Total inventories	$1,996	$1,962

6.	INCOME TAXES

      Income (loss) before income taxes for U.S. and non-U.S. operations was:

	Year Ended December 31,

	2003	2002	2001

	(in millions)

U.S. income (loss)	$(717)	$186	$(697)

Non-U.S. income	575	343	128

Total	$(142)	$529	$(569)

      The provision (benefit) for income taxes was:

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Current income tax expense (benefit), net

U.S. federal	$61	$77	$73

Non-U.S.	114	78	59

U.S. state and local	4	2	(1)

Total current income tax expense	179	157	131
Deferred income tax expense (benefit), net

U.S. federal	(289)	15	(281)

Non-U.S.	44	13	(10)

U.S. state and local	(19)	3	(11)

Total deferred income tax expense	(264)	31	(302)

Investment tax credits	(1)	(1)	(2)

Total income tax provision (benefit)	$(86)	$187	$(173)

      A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended
	December 31,

	2003	2002	2001

	(in millions)

Tax at U.S. federal statutory income tax rate	$(50)	$185	$(199)

U.S. state and local income taxes	(15)	5	(12)

Non-U.S. income taxed at other rates	(43)	(29)	3

Research and experimentation credits	(57)	(61)	(63)

Other adjustments	79	87	98

Total income tax provision (benefit)	$(86)	$187	$(173)

      Deferred income tax assets and liabilities for 2003 and 2002 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Temporary differences that gave rise to deferred tax assets and liabilities included:

	December 31,

	2003		2002

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Other postretirement benefits	$2,210	$—	$2,013	$—

Pension benefits	897	31	1,097	37

Other employee benefits	148	43	172	7

Depreciation	59	362	54	267

Tax on unremitted profits	—	181	—	187

U.S. state and local taxes	228	21	201	11

Net operating loss carryforwards	938	—	611	—

General business credit carryforwards	309	—	253	—

Other U.S.	329	133	280	56

Other non-U.S.	54	85	80	70

Total	5,172	856	4,761	635

Valuation allowances	(207)	—	(174)	—

Total deferred taxes	$4,965	$856	$4,587	$635

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

      Delphi has deferred tax assets for net operating loss carryforwards of $802 million, net of a valuation allowance of $136 million. Of this amount, $667 million is related to the U.S. and expires in 2020, 2021, and 2023. The remainder of this amount relates to foreign tax jurisdictions with expiration dates ranging from one year to indefinite.

      Delphi has deferred tax assets for foreign tax credit carryforwards of $33 million, charitable contribution carryforwards of $5 million, and capital loss carryforwards of $7 million. Each of these carryforwards expire beginning in 2004 through 2008. Delphi has recorded valuation allowances against all of these carryforwards.

      Delphi has deferred tax assets for general business credit carryforwards of $309 million. The general business credit carryforwards expire beginning in 2019 through 2023.

      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed cumulative earnings not deemed to be indefinitely reinvested. U.S. income taxes have not been provided on approximately $120 million of cumulative undistributed earnings of non-U.S. subsidiaries as of December 31, 2003, as such amounts are deemed to be indefinitely reinvested. It is not practicable to calculate the unrecognized tax provision on these earnings.

      Cash paid for income taxes was $122 million, $78 million and $116 million in 2003, 2002 and 2001, respectively.

7. PROPERTY, NET

      Property, net consisted of:

		December 31,
	Estimated Useful
	Lives (Years)	2003	2002

		(in millions)

Land	—	$110	$93

Land and leasehold improvements	3-30	242	238

Buildings	29-45	2,151	2,081

Machinery, equipment and tooling	3-30	11,526	11,086

Furniture and office equipment	3-20	686	537

Construction in progress	—	708	963

Total		15,423	14,998

Less: accumulated depreciation and amortization		(9,256)	(9,054)

Total property, net		$6,167	$5,944

      Machinery, equipment and tooling at December 31, 2003 and 2002 included approximately $423 million and $371 million, respectively, in Delphi-owned special tools. In addition, the consolidated balance sheets include costs incurred on customer-owned special tools subject to reimbursement by customers of approximately $262 million and $236 million as of December 31, 2003 and 2002, respectively.

      Losses related to the valuation of long-lived assets held for use were charged to depreciation and amortization in the amounts of $62 million and $128 million in 2003 and 2001, respectively. There were no losses related to valuation for long-lived assets held for use in 2002. See Note 2 for discussion of asset impairments recorded in conjunction with the employee and product line charges recorded in 2003 and 2001.

8.	ACCRUED LIABILITIES

      Accrued liabilities consisted of:

	December 31,

	2003	2002

	(in millions)

Payroll related obligations	$195	$222

Employee benefits, including current pension obligations	735	910

Income taxes payable	72	57

Taxes other than income	216	172

Warranty obligations	139	127

Employee and product line charges	251	24

Other	624	606

Total	$2,232	$2,118

9.	DEBT

      Debt is summarized as follows:

	December 31,

	2003	2002

	(in millions)

Commercial paper program	$110	$333

6.125%, unsecured notes, due 2004	500	500

6.55%, unsecured notes, due 2006	500	499

6.50%, unsecured notes, due 2009	498	498

6.50%, unsecured notes, due 2013	494	—

7.125%, debentures, due 2029	496	496

Capital leases and other	225	604

Total debt	2,823	2,930

Less: current portion	(801)	(846)

Long-term debt	$2,022	$2,084

      Delphi has approximately $40 million available under uncommitted lines of credit. Interest rates under these lines of credit are determined at the time of borrowing based on the underlying bank rates. Borrowings under the lines are generally due within 180 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2003 and 2002, no amount was outstanding under these uncommitted lines of credit.

      Delphi maintains $2.5 billion of worldwide commercial paper programs. Interest rates under these programs are determined based on the prevailing market rates at the time of issuing commercial paper. Borrowings under these programs are for a maximum of 365 days and are classified as short-term debt in the consolidated balance sheet. As a result of our short-term credit ratings, currently A3/P2/F2, our access to the commercial paper market has been limited. As of December 31, 2003, $0.1 billion was outstanding under the commercial paper program with a weighted average interest rate of 1.5%. As of December 31, 2002, $0.3 billion was outstanding under the commercial paper program with a weighted average interest rate of 2.0%.

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires June 2004. The Credit Facilities provide that the interest rate is based, at Delphi’s option, on either an Alternate Base Rate (higher of prime or federal funds effective rate plus one-half of 1%) or a Eurodollar interest rate, plus a margin. In addition to interest payments, Delphi is obligated to pay certain facility fees of 0.125% and 0.175% for the five-year and the 364-day revolving credit facility, respectively. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1. In addition, certain of our lease facilities contain cross-default provisions to our Credit Facilities. Delphi was in compliance with all covenant arrangements throughout the year. As of December 31, 2003 and 2002, there were no outstanding amounts under the Credit Facilities.

      We have outstanding publicly held unsecured term debt securities totaling approximately $2.5 billion. In July 2003, we issued 6.50% unsecured notes (the “Notes”) with an aggregate principal amount of $500 million, which mature on August 15, 2013. We will pay interest on these Notes on February 15 and August 15 of each year beginning February 15, 2004. The proceeds from the Notes were used to reduce other outstanding borrowings. Our remaining debt securities consist of $500 million of securities bearing interest at 6.125% and maturing on May 1, 2004, $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009 and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029. Interest on

$1.5 billion of these debt securities is payable semi-annually on May 1 and November 1, with interest on the remaining $500 million payable June 15 and December 15 of each year. None of the debt securities has sinking fund requirements. The securities are all redeemable, in whole or in part, at the option of Delphi.

      As of December 31, 2003 and 2002, Delphi also had certain other debt outstanding and capital lease obligations of approximately $225 million and $604 million, respectively, which includes debt issued by certain international subsidiaries and amounts due under a trade payables program with General Electric Capital Corporation (“GECC”). Amounts outstanding under the GECC trade payable program were $168 million and $451 million at December 31, 2003 and 2002, respectively.

      Cash paid for interest totaled $179 million, $190 million and $219 million in 2003, 2002 and 2001, respectively.

      The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations for the five years subsequent to 2003 are as follows:

Debt and
Capital Lease
Year	Obligations

(in millions)

2004	$801

2005	12

2006	506

2007	3

2008	3

Thereafter	1,498

Total	$2,823

10.	JUNIOR SUBORDINATED NOTES DUE TO DELPHI TRUST I AND II

          Delphi Trust I

      In October 2003, Delphi Trust I (“Trust I”), a wholly-owned subsidiary of Delphi, issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. The sole assets of Trust I are $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033 (the “Trust I notes”), also bearing interest at 8 1/4%. Trust I pays cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. Delphi has the ability to defer interest payments on the Trust I notes at any time for up to 20 consecutive quarterly periods. If Delphi elects to defer interest payments, Trust I will also defer payment on preferred distributions, however, additional distributions will accumulate on the deferred distributions at an annual rate equal to 8 1/4% compounded quarterly. In addition, Delphi has the ability to redeem the Trust I notes in whole or in part, at any time on or after October 15, 2008 at 100% of their principal amount, plus accrued and unpaid interest. Delphi also may redeem the Trust I notes, if an adverse tax consequence occurs. In the event that Delphi elects to redeem the Trust I notes, Trust I will be required to redeem an equivalent amount of its preferred common securities at their liquidation amount plus any accrued and unpaid distributions.

          Delphi Trust II

      In November 2003, Delphi Trust II (“Trust II”), a wholly-owned subsidiary of Delphi, issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II are $155 million aggregate principal amount of Delphi junior subordinated notes due 2033 (the “Trust II notes”) with interest terms matching those of the preferred securities. Trust II pays cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. Delphi has the ability to defer interest payments on the Trust II notes at any time for up to five years at a time. If Delphi elects to defer interest payments, Trust II will also defer payment on preferred distributions, however, additional distributions will accumulate on the deferred distributions at the applicable distribution rate. In addition, Delphi has the ability to redeem the Trust II notes in whole, but not in part, at any time on or after November 15, 2008 at 100% of their principal amount, plus accrued and unpaid interest. Delphi also may redeem the Trust II notes in whole, but not in part, if an adverse tax consequence occurs. In the event that Delphi elects to redeem the Trust II notes, Trust II will be required to redeem an equivalent amount of its preferred common securities at their liquidation amount plus any accrued and unpaid distributions.

          Delphi Guarantees

      Delphi has irrevocably and unconditionally guaranteed that if a payment on the notes is made to Trust I or Trust II, but for any reason, Trust I or Trust II does not make the corresponding distribution or redemption payment to the holders of the preferred securities, then Delphi will make payments directly to the holders. This guarantee does not cover payments when the trusts do not have sufficient funds to make payments to the holders.

          Accounting Treatment

      We have determined that both Trust I and Trust II are considered variable interest entities, of which we are not the primary beneficiaries. As a result, although both Trust I and Trust II are 100% owned by us, we do not consolidate them into our financial statements. However, the Trust I and Trust II notes are reflected as long-term debt on our consolidated balance sheet and the related interest is included as a component of interest expense on our Statement of Operations. If Trust I and Trust II were consolidated by us, our other long term assets and debt would each be $12 million less as of December 31, 2003 but there would be no significant impact on interest expense for the year ended December 31, 2003.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

      The 2003 and 2002 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. salaried and hourly employees.

	Pension Benefits		Other

	2003	2002	2003	2002

	(in millions)

Change in benefit obligation:

Benefit obligation at beginning of year	$9,712	$8,444	$6,872	$5,435

Service cost	261	255	168	147

Interest cost	643	603	459	405

Actuarial losses	667	656	1,083	985

Benefits paid	(375)	(287)	(120)	(70)

Special termination benefits	6	26	0	5

Plan amendments and other	499	15	7	(35)

Benefit obligation at end of year	11,413	9,712	8,469 (1)	6,872

Change in plan assets:

Fair value of plan assets at beginning of year	5,628	6,077	—	—

Actual return on plan assets	1,176	(580)	—	—

Contributions	990	400	120	70

Benefits paid	(375)	(287)	(120)	(70)

Other	18	18	—	—

Fair value of plan assets at end of year, including $0.3 million and $0.9 million of Delphi common stock at December 31, 2003 and 2002 respectively	7,437	5,628	—	—

Underfunded status	(3,976)	(4,084)	(8,469)	(6,872)

Unamortized actuarial loss	3,527	3,512	2,425	1,413

Unamortized prior service cost	1,142	741	(55)	9

Net amount recognized in consolidated balance sheets	$693	$169	$(6,099)	$(5,450)

Amounts recognized in the consolidated balance sheets consist of:

Long-term prepaid benefit cost	$—	$—	$—	$—

Accrued benefit liability	(3,575)	(3,732)	(6,099)	(5,450)

Pension intangible asset	1,142	738	—	—

Accumulated other comprehensive income (pre-tax)	3,126	3,163	—	—

Net amount recognized	$693	$169	$(6,099)	$(5,450)

(1)	The OPEB benefit obligation at end of year including impact of the Medicare Prescription Drug Act of 2003 would have been $8,015 million. See below for discussion.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $11.4 billion, $11.0 billion and $7.4 billion, respectively, as of December 31, 2003 and $9.7 billion, $9.3 billion and $5.6 billion, respectively, as of December 31, 2002.

      As discussed in Note 2, Delphi entered into new labor contracts with the UAW and IUE, covering four-year terms from 2003 to 2007. The impact of the 2003 contracts on the pension liability is a $0.5 billion increase to our projected benefit obligation, but no material changes in near-term ERISA funding requirements.

      We plan to contribute approximately $0.6 billion to the U.S. pension plans in 2004.

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with plan assets in excess of accumulated benefits were $330 million, $245 million, and $268 million, respectively, as of December 31, 2003, and $268 million, $195 million, and $201 million, respectively, as of December 31, 2002. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with accumulated benefits in excess of plan assets were $661 million, $600 million, and $339 million, respectively, as of December 31, 2003 and $500 million, $456 million and $276 million, respectively, as of December 31, 2002. In aggregate, the under-funded status, on a projected benefit obligation basis, for non-U.S. plans was $(384) million and $(291) million at December 31, 2003 and 2002, respectively. Other comprehensive income at December 31, 2003 and 2002 includes a minimum pension liability adjustment relating to non-U.S. pension plans of $191 million and $155 million, respectively. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and other postretirement benefit plans was not significant to Delphi.

      We also sponsor defined contribution plans for certain U.S. and non-U.S. hourly and salary employees. During 2003, 2002 and 2001, expenses incurred related to our contributions to these plans were not material.

      We were required at December 31, 2003 and 2002 to adjust the minimum pension liability recorded in our consolidated balance sheet for both U.S. and non-U.S. plans. In 2003, the effect of this adjustment was to increase pension liabilities by $0.4 billion and intangible assets by $0.4 billion as well as slightly adjust deferred income tax assets and other comprehensive income. In 2002, the effect of this adjustment was to increase pension liabilities by $1.9 billion, decrease intangible assets by $0.1 billion, increase deferred income tax assets by $0.7 billion, and increase accumulated other comprehensive loss by $1.3 billion. Because these adjustments were non-cash, the effect has been excluded from the accompanying Consolidated Statements of Cash Flows.

      Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. salaried and hourly employees:

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

	(in millions)

Service cost	$261	$255	$256	$168	$147	$140

Interest cost	643	603	542	459	405	332

Expected return on plan assets	(647)	(692)	(707)	—	—	—

Special termination benefits	6	26	66	—	5	7

Net amortization and other	216	101	76	74	(7)	(18)

Net periodic benefit cost	$479	$293	$233	$701	$550	$461

      Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees.

      National union negotiations also resulted in some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company to which the employee transfers will be responsible for the related OPEB obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between Delphi and GM.

      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. pension plan and postretirement plans were:

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

Weighted-average discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.50%

Weighted-average rate of increase in salaried compensation levels	4%	4.5%	5%	4%	4%	4%

Expected long-term rate of return on plan assets	9%	10%	10%	N/A	N/A	N/A

      For 2003, Delphi assumed a long-term asset rate of return of 9%. In developing the 9% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. We also considered Delphi’s post-spin off and GM’s pre-spin off historical 15-year compounded return (period ended December 31, 2002), which was in line with our long-term rate of return assumption. As required by accounting rules, our pension expense for 2004 is determined at the end of December 2003. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

Impact on
Change in Assumption	Pension Expense	Impact on PBO

25 basis point (bp) decrease in discount rate	+ $20 to 30 Million	+ $0.3 Billion

25 bp increase in discount rate	- $20 to 30 Million	- $0.3 Billion

25 bp decrease in long-term return on assets	+ $15 to 20 Million	—

25 bp increase in long-term return on assets	- $15 to 20 Million	—

      Our pension plan asset allocation at December 31, 2003, 2002, and target allocation for 2004 are:

	Percentage of
	Plan Assets at		Target
	December 31,		Allocation

Asset Category	2003	2002	2004

Equity Securities	59%	60%	50% - 75%

Fixed Income	30%	31%	25% - 40%

Real Estate/ Other	11%	9%	0% - 10%

Total	100%	100%

      Delphi invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include, U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies. During 2003, we entered into a risk reduction program to reduce our exposure to developed market equities. The goal of the program was to reduce the potential impact to our funded status of a downturn in developed market equity returns.

      Our annual measurement dates are December 31 and September 30 for our pension benefits and other postretirement benefits, respectively. For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease on a gradual basis through 2009, to the ultimate weighted-average trend rate of approximately 5%.

      On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy included in the law results in a $0.5 billion reduction in our OPEB benefit obligation. However, the reduction is not reflected in the table above because such information is as of our September 30, 2003 measurement date. For 2004, we expect a net increase in our OPEB expense when compared to 2003. This increase reflects the favorable impact of the Medicare legislation offset by a 50 basis point decline in the discount rate and a change in our health care trend rate. Specific authoritative guidance, when issued by the FASB, could require us to re-determine the impact of this legislation. Delphi provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and Delphi’s retirees pay a premium for this benefit that is less than the Part D premium. Therefore Delphi has concluded that these benefits are at least “actuarially equivalent” to the Part D program so that Delphi will be eligible for the basic Medicare Part D subsidy.

      For analytical purposes only, the following table presents the impact that changes in our health care trend rate would have on our OPEB liability and OPEB service and interest cost (in millions):

		Impact on
	Impact on Service	Accumulated Projected
% Change	& Interest Cost	Benefit Obligation

+ 1%	$117	$1,180

- 1%	$(79)	$(891)

12.	COMMITMENTS AND CONTINGENCIES

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

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP; however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. We had reserved approximately $2 million for our share of the expected investigation costs. Preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of the potential costs of capping and future monitoring of the site in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. In particular, although in 2001 we settled or resolved most of our known pre-separation warranty claims with GM, as previously disclosed, GM had requested that Delphi agree to reimburse GM for the anticipated costs of GM’s voluntary recall campaign to repair certain 1996 to 1998 models which GM states could experience a failure of the power steering gear lower pinion bearing. During the third quarter of 2003, we resolved this issue with GM, together with the remainder of known pre-separation warranty claims and most outstanding pricing and sourcing disputes with GM. This agreement included our using the remaining customer credits obtained from GM in 2001. Although GM may assert additional pre-separation claims in the future, we do not know of, nor has GM communicated to us, any significant outstanding warranty, pricing or sourcing disputes between the companies at this time. For each of the three years in the period ended December 31, 2003, our warranty expenses have been less than 0.3% of cost of sales. Although we cannot ensure that the future costs of warranty claims by GM or other customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. Due to the nature of such indemnities we are not able to estimate the maximum amount.

      With respect to intellectual property matters, in May 2001, Litex, Inc. (“Litex”) filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. On November 12, 2003, during trial, the parties reached an agreement to dismiss the litigation with prejudice in favor of an agreement to submit the case to binding arbitration. We expect the arbitration to take place during the first quarter of 2004.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

      In May 2003, the Ninth Circuit Court of Appeals affirmed the federal district court’s decision to award one of our former suppliers approximately $38 million ($25 million after-tax), inclusive of accrued interest, in connection with a commercial dispute. The settlement was paid during the third quarter of 2003.

      Rental expense totaled $178 million, $173 million and $164 million for the years ended December 31, 2003, 2002 and 2001, respectively. We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At December 31, 2003, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. We have an additional synthetic lease, for an operation in Ohio, which continues to qualify as an operating lease under the generally accepted accounting principles after the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.

      As of December 31, 2003, Delphi had minimum lease commitments under noncancelable operating leases totaling $477 million, which become due as follows:

Minimum Future
Operating Lease
Year	Commitments

(in millions)

2004	$131

2005	107

2006	81

2007	51

2008	43

Thereafter	64

Total	$477

13.	OTHER INCOME (EXPENSE), NET

      Other income (expense), net included:

	Year Ended
	December 31,

	2003	2002	2001

	(in millions)

Claims and commissions	$27	$45	$36

Interest income	23	21	33

Earnings of non-consolidated affiliates and impairment charges	86	64	(16)

Minority interest expense	(49)	(35)	(20)

Other, net	(53)	(63)	(55)

Other income (expense), net	$34	$32	$(22)

      As part of our operations, we have investments in 20 non-consolidated affiliates. These affiliates are located in Korea, China, U.S., Mexico, Japan, India, Spain and Saudi Arabia. Our ownership percentages vary from approximately 20% to 50%. Our equity in earnings of non-consolidated affiliates is included in other income (expense), net as described above. Our aggregate investment in non-consolidated affiliates was $443 million and $374 million at December 31, 2003 and 2002, respectively, and is included in other long-term assets. These affiliates had total sales in 2003 and 2002 of $2,245 million and $2,017 million, respectively, and net income of $151 million and $93 million, respectively. One of our Korean ventures had sales of $549 million for the year ended December 31, 2003 and assets of $425 million at December 31, 2003. In addition in 2003 and 2002, we had sales to these affiliates of $37 million and $33 million, respectively, and purchases from these affiliates of $559 million and $537 million, respectively.

14.	STOCK INCENTIVE PLANS

      Delphi has several plans under which it issues stock options and restricted stock units. While we have historically granted options to a broad group of employees, growing employee concern with regard to the incentive value of options that are significantly out-of-the-money and stockholder concern over potential dilution have caused us to modify our compensation philosophy going forward to decrease the use of options in favor of other forms of long-term compensation, including performance-based cash awards and restricted stock unit grants. During the fourth quarter of 2003, Delphi completed a self-tender for certain employee stock options having an exercise price in excess of $17 per share. The offer enabled eligible employees to exchange each stock option for a cash settled stock appreciation right (“SAR”) having an equivalent strike price, term and conditions to exercise as the surrendered option. The offer to exchange outstanding eligible options for cash-settled stock appreciation rights on a one-for-one basis enabled eligible employees to better align their outstanding incentive awards with our new compensation philosophy while at the same time preserving the value to the eligible employee of previously granted awards. The exchange did not result in the recognition of expense in 2003 because the fair market value of our stock was below the stock appreciation right exercise price. During the first quarter of 2003, we also cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. The table below indicates as a separate line item those stock options, which were exchanged as a result of the tender offer. As of December 31, 2003, there were approximately 15 million shares available for future grants. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 2003, 2002 and 2001 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options	Exercise Price

	(in thousands)

Outstanding as of January 1, 2001	56,915	$16.94

Granted	21,912	$11.89

Exercised	(453)	$11.56

Canceled	(4,285)	$17.10

Outstanding as of December 31, 2001	74,089	$15.42

Granted	12,373	$13.66

Exercised	(1,002)	$11.82

Canceled	(961)	$16.74

Outstanding as of December 31, 2002	84,499	$15.18

Granted	12,338	$8.43

Exercised	(90)	$7.27

Canceled	(1,955)	$14.19

Exchanged for SARs	(8,360)	$18.29

Outstanding as of December 31, 2003	86,432	$13.95

Options exercisable December 31, 2003	62,721	$15.18

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2003:

Approved by Stockholders

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$4.18 - $10.00	12,766	8.9	$8.47	637	$9.20

$10.01 - $20.00	47,687	6.2	$14.03	36,106	$14.34

$20.01 - $20.97	79	5.0	$20.66	79	$20.66

	60,532		$12.87	36,822	$14.27

Other Plans

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)

$9.55 - $10.00	1	4.0	$9.55	1	$9.55

$10.01 - $20.00	22,829	5.6	$15.92	22,828	$15.92

$20.01 - $24.76	3,070	5.0	$20.64	3,070	$20.64

	25,900		$16.48	25,899	$16.48

      During 2003, 2002 and 1999, Delphi awarded approximately 3 million, 1 million and 3 million restricted stock units to employees at a weighted average fair market value of $8, $14 and $17, respectively. Compensation expense related to restricted stock unit awards is being recognized over the vesting period. The following table provides information about our shares of common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003:

			Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of	outstanding	under equity
	outstanding options	options and	compensation
Plan Category	and rights	rights	plans(a)

	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	60,532	$12.87	15,154

Equity compensation plans not approved by stockholders	25,900	$16.48	—

Total	86,432	$13.95	15,154

(a)	Excludes securities reflected in the first column.

15.	SEGMENT REPORTING

      The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Generally, Delphi evaluates performance based on stand-alone product sector operating income and accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Management’s review of our sector operating results for 2003, 2002 and 2001 for purposes of making operating decisions and assessing performance, excludes certain charges in 2003 of $158 million in cost of sales, $62 million in depreciation and amortization and $396 million in employee and product line charges (the “2003 Charges”), the charges in the first quarter of 2002 of $37 million in cost of sales and $225 million in employee and product line charges (the “2002 Charges”), and the first quarter 2001 restructuring and impairment charges of $599 million and the fourth quarter 2001 product line impairment and other charges of $203 million (the “2001 Charges”) as well as the 2001 goodwill amortization of $35 million. Accordingly, we have presented our sector results excluding such amounts. Also, during the fourth quarter of 2003, we changed our method of costing our inventories in the U.S. from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. In accordance with generally accepted accounting principles in the United States, all prior periods have been adjusted to give retroactive effect to this change.

	Dynamics,	Electrical,	Automotive
	Propulsion &	Electronics,	Holdings
2003:	Thermal	Safety & Interior	Group		Other(a)		Total

	(in millions)

Net sales to GM and affiliates	$7,586	$7,624	$1,818		$—		$17,028

Net sales to other customers	4,296	6,386	386		—		11,068

Inter-sector net sales	796	415	790		(2,001)		—

Total net sales	$12,678	$14,425	$2,994		$(2,001)		$28,096

Depreciation and amortization	$490 (b)	$444 (b)	$75	(b)	$39		$1,048	(b)

Sector operating income (loss)	$344 (c)	$996 (c)	$(600	)(c)	$(102	)(c)	$638	(c)

Sector assets	$9,747	$9,376	$2,249		$(468)		$20,904

Capital expenditures	$468	$448	$79		$10		$1,005

	Dynamics,	Electrical,	Automotive
	Propulsion &	Electronics,	Holdings
2002:	Thermal	Safety & Interior	Group		Other(a)		Total

	(in millions)

Net sales to GM and affiliates	$7,754	$8,016	$2,092		$—		$17,862

Net sales to other customers	3,883	5,259	423		—		9,565

Inter-sector net sales	838	357	1,035		(2,230)		—

Total net sales	$12,475	$13,632	$3,550		$(2,230)		$27,427

Depreciation and amortization	$442	$438	$87		$21		$988

Sector operating income (loss)	$407 (d)	$976 (d)	$(375	)(d)	$(58	)(d)	$950	(d)

Sector assets	$8,448	$8,343	$2,518		$129		$19,438

Capital expenditures	$472	$447	$109		$7		$1,035

	Dynamics,		Electrical,		Automotive
	Propulsion &		Electronics,		Holdings
2001:	Thermal		Safety & Interior		Group		Other(a)		Total

	(in millions)

Net sales to GM and affiliates	$7,581		$7,884		$2,159		$—		$17,624

Net sales to other customers	3,581		4,417		466		—		8,464

Inter-sector net sales	763		404		1,119		(2,286)		—

Total net sales	$11,925		$12,705		$3,744		$(2,286)		$26,088

Depreciation and amortization	$450	(e)(f)	$420	(e)(f)	$83		$34		$987	(e)(f)

Sector operating income (loss)	$150	(f)(g)	$679	(f)(g)	$(248	)(g)	$(69	)(g)	$512	(f)(g)

Sector assets	$8,819		$7,839		$2,503		$(436)		$18,725

Capital expenditures	$528		$446		$74		$9		$1,057

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes asset impairment charges recorded 2003 of $62 million with $5 million for Dynamics, Propulsion and Thermal, $6 million for Electrical, Electronics, Safety & Interior, and $51 million for Automotive Holdings Group.

(c)	Excludes the 2003 Charges of $111 million for Dynamics, Propulsion & Thermal, $140 million for Electrical, Electronics, Safety & Interior, $323 million for Automotive Holdings Group and $42 million for Other.

(d)	Excludes the 2002 Charges of $78 million for Dynamics, Propulsion & Thermal, $64 million for Electrical, Electronics, Safety & Interior, $104 million for Automotive Holdings Group and $16 million for Other.

(e)	Excludes asset impairment charges recorded in the first and fourth quarter of 2001 of $63 million and $65 million, respectively, with $70 million for Dynamics, Propulsion & Thermal and $58 million for Electrical, Electronics, Safety & Interior.

(f)	Excludes goodwill amortization for 2001 of $35 million with $20 million for Dynamics, Propulsion & Thermal and $15 million for Electrical, Electronics, Safety & Interior.

(g)	Excludes the 2001 Charges of $310 million for Dynamics, Propulsion & Thermal, $189 million for Electrical, Electronics, Safety & Interior, $277 million for Automotive Holdings Group and $26 million for Other.

      A reconciliation between sector operating income and income (loss) before income taxes for each of the years presented is as follows:

	2003	2002	2001

	(in millions)

Sector operating income(a)	$638	$950	$512	(b)

Interest expense	(198)	(191)	(222)

Other income, net	34	32	48	(c)

Income before income taxes, charges and goodwill amortization(a)	$474	$791	$338	(b)(c)

Charges	(616)	(262)	(872)

Goodwill amortization	—	—	(35)

Income (loss) before income taxes	$(142)	$529	$(569)

(a)	Excludes the 2003, 2002, and 2001 Charges described above.

(b)	Excludes goodwill amortization of $35 million.

(c)	Excludes impairment charges of $70 million in 2001.

      Information concerning principal geographic areas is set forth below. Net sales data is for the years ended December 31 and net property data is as of December 31.

	2003		2002		2001

	Net	Net	Net	Net	Net	Net
	Sales	Property	Sales	Property	Sales	Property

	(in millions)

North America:

U.S. and Canada	$16,166	$3,534	$16,986	$3,584	$16,393	$3,553

Mexico	4,289	302	4,268	304	3,884	309

Total North America	20,455	3,836	21,254	3,888	20,277	3,862

Europe, Middle East & Africa	6,185	1,909	5,048	1,672	4,801	1,420

Asia — Pacific	1,044	302	777	288	598	302

South America	412	120	348	96	412	140

Total	$28,096	$6,167	$27,427	$5,944	$26,088	$5,724

      In November 2003, we announced an organizational refinement related to our previously announced restructuring plans. The refinement included the consolidation of product lines managed by Delphi Safety & Interior Systems, a division of the Electrical, Electronics, Safety & Interior Sector, into Delphi Delco Electronics Systems, another division of the Electrical, Electronics, Safety & Interior Sector, and Delphi Harrison Thermal Systems, a division of the Dynamics, Propulsion & Thermal Sector, which was effective on January 1, 2004. The refinement was done to strengthen our customer and market focus by bringing together similar product portfolios and to enhance our position as an integrated supplier. Beginning January 1, 2004:

•	Delphi Safety & Interior Systems’ occupant protection business line is realigned with Delphi Delco Electronics Systems and the new division is named Delphi Electronics & Safety, which is part of the Delphi Electrical, Electronics & Safety Sector.

•	Integrated closure systems, HVAC electronic controls, cockpits and interior business lines are aligned with the existing thermal product lines and the new division is named Delphi Thermal & Interior, which is part of the Delphi Dynamics, Propulsion, Thermal & Interior Sector.

      The consolidation will sharpen our focus on our customers and improve communications surrounding their product needs. It is a further step in the implementation of our long-term portfolio plans. We will report our segment information based on the realigned sectors starting in the first quarter of 2004.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

      Delphi’s financial instruments include long-term debt. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. As of December 31, 2003 and 2002, the total of long-term debt and junior subordinated notes due to Trust I and Trust II was recorded at $2.4 billion and $2.1 billion, respectively, and had an estimated fair value of $2.6 billion and $2.1 billion for the years ended December 31, 2003 and 2002, respectively. For all other financial instruments recorded at December 31, 2003 and 2002, fair value approximates book value.

      Effective January 1, 2001, Delphi adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which required that all derivative instruments be reported on the balance sheet at fair value and established criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income by $14 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

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

      Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of our operating units. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican peso, Polish zloty, Chinese Yuan, Hungarian Forint, Singapore dollar, Canadian dollar, Japanese yen, and euro. We primarily utilize forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.

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

      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at December 31, 2003.

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of December 31, 2003, were $31 million after-tax ($49 million pre-tax). Of this pre-tax total, a gain of approximately $33 million is expected to be included in operating income within the next 12 months and a gain of approximately $10 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $8 million is expected to partially offset interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Net losses of $11 million after-tax ($16 million pre-tax) and net gains of $2 million after-tax ($3 million pre-tax) were included in OCI as of December 31, 2002 and 2001, respectively. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. Due to unusually pronounced production volume reductions, we discontinued several cash flow hedges during the first quarter of 2001, which resulted in the immediate recognition of $6 million of income included in cost of sales. The amount included in cost of sales related to hedge ineffectiveness was not significant. The amount included in cost of sales related to the time value of options was not significant in 2003, $6 million in 2002, and not significant in 2001.

17.	QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,		Total

	(in millions, except per share amounts)

2003

Net sales	$7,182	$7,094	$6,563	$7,257		$28,096

Cost of sales	6,312	6,240	6,041	6,387		24,980

Gross profit	$870	$854	$522	$870		$3,116

Net income (loss)	$127	$88	$(353)	$82	(a)	$(56)

Basic and diluted earnings per share	$0.23	$0.16	$(0.63)	$0.15		$(0.10)

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07		$0.28

Common stock price

High	$9.40	$9.92	$9.76	$10.30		$10.30

Low	$6.39	$6.70	$7.85	$8.10		$6.39

2002

Net sales	$6,688	$7,322	$6,446	$6,971		$27,427

Cost of sales	5,889	6,332	5,695	6,100		24,016

Gross profit	$799	$990	$751	$871		$3,411

Net income (loss)	$(51)	$220	$54	$119		$342

Basic earnings per share	$(0.09)	$0.39	$0.10	$0.21		$0.61

Diluted earnings per share	$(0.09)	$0.39	$0.10	$0.21		$0.61

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07		$0.28

Common stock price

High	$17.11	$16.94	$13.41	$8.80		$17.11

Low	$12.59	$12.53	$8.43	$6.60		$6.60

(a)	Includes employee and product line charges of $48 million (pre-tax).

DELPHI CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to Costs	Charged to Other		Balance at End
Description	Beginning of Period	and Expenses	Accounts	Deductions	of Period

	(in millions)

December 31, 2003:

Allowance for doubtful accounts	$100	$38	$10	$(63)	$85

December 31, 2002:

Allowance for doubtful accounts	$89	$72	$15	$(76)	$100

December 31, 2001:

Allowance for doubtful accounts	$77	$50	$—	$(38)	$89

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A.	CONTROLS AND PROCEDURES

      We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our Disclosure Committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures as of the end of each quarter. As of December 31, 2003, a date within 90 days prior to the filing of this annual report, we believe that such controls and procedures are operating effectively as designed.

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

      The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “The Board of Directors” in Delphi’s definitive Proxy Statement for the 2004 Annual Meeting of the Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2003. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Committees of the Board of Directors — Audit Committee” in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in the Proxy Statement. The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.

      Delphi has adopted a written code of ethics, “The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity,” which is applicable to all Delphi directors, officers and employees, including the Company’s chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Commission’s rules and regulations a copy of the code was filed as an exhibit to the 2002 Form 10-K and is posted on our website. Delphi intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.delphi.com.

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

      During 2003 there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference from the information under the caption “Independent Auditors Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page No.

(a) 1. Financial Statements:

—	Responsibility for Consolidated Financial Statements	43

—	Independent Auditors’ Report	44

—	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	45

—	Consolidated Balance Sheets as of December 31, 2003 and 2002	46

—	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	47

—	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	48

—	Notes to Consolidated Financial Statements	49
2. Financial Statement Schedules

—	Valuation and qualifying account schedule for the Years Ended December 31, 2003, 2002, and 2001	78
3. Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(b)	Certificate of Ownership and merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(c)	By-laws of Delphi Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”).
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Exhibit Name

(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(4)(c)	Terms of the 6 1/8% Notes due 2004, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001. Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(4)(e)	Terms of the 6.50% Notes due 2013, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated July 22, 2003 and filed July 25, 2003.
(4)(f)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(g)	Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(4)(h)	Certificate of Trust of Delphi Trust I, incorporated by reference to Exhibit 4.7 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(i)	Declaration of Trust of Delphi Trust I, incorporated by reference to Exhibit 4.8 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(j)	Certificate of Trust of Delphi Trust II, incorporated by reference to Exhibit 4.9 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(k)	Declaration of Trust of Delphi Trust II, incorporated by reference to Exhibit 4.10 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(l)	Certificate of Trust of Delphi Trust III, incorporated by reference to Exhibit 4.11 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(m)	Declaration of Trust of Delphi Trust III, incorporated by reference to Exhibit 4.12 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(n)	Certificate of Trust of Delphi Trust IV, incorporated by reference to Exhibit 4.13 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(o)	Declaration of Trust of Delphi Trust IV, incorporated by reference to Exhibit 4.14 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(p)	Form of Amended and Restated Declaration of Trust I, II, III & IV, incorporated by reference to Exhibit 4.15 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(q)	Form of Guarantee Agreement, incorporated by reference to Exhibit 4.16 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4)(r)	Terms of 8 1/4% junior subordinated notes due 2033, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated October 21, 2003 and filed October 23, 2003.

Exhibit
Number	Exhibit Name

(4)(s)	Terms of adjustable rate junior subordinated notes due 2033, incorporated by reference to Exhibit 4.3 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation, incorporated by reference to Exhibit 10(c) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.
(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(h)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(i)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(j)	Delphi Corporation Performance Achievement Plan, incorporated by reference to Exhibit 10.11 to the Registration Statement.*
(10)(k)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement.*
(10)(l)	Delphi Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.13 to the Registration Statement.*
(10)(m)	Delphi Corporation Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-88291). *
(10)(n)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(o)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(p)	364-Day Fifth Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 20, 2003, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit
Number	Exhibit Name

(10)(q)	Five Year Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 23, 2000, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(o) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(r)	Employment Agreement with an Executive Officer dated January 1, 1999, incorporated by reference to Exhibit 10(u) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(s)	Supplemental Executive Retirement Program, incorporated by reference to exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*
(10)(t)	Stock Option Plan for Non-Executives, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2003, 2002, 2001, 2000, and 1999.
(14)	The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.
(18)	Preferability Letter of Deloitte & Touche LLP for Change in Accounting Principle
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

      During the last quarter of the period covered by this report, the following reports on Form 8-K were filed:

October 16, 2003, Form 8-K reporting under “Item 12. Disclosure of Results of Operations and Financial Condition” disclosing the filing of financial information containing highlighted financial data for the three and nine months ended September 30, 2003.

October 23, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing the sale of debt securities and under “Item 7. Financial Statements and Exhibits” providing the related financial documents, including the underwriting agreement.

November 12, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing the realignment of certain business lines within Delphi.

November 14, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing the decision to submit the patent litigation with Litex, Inc. to binding arbitration.

November 21, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing the sale of debt securities and under “Item 7. Financial Statements and Exhibits” providing the related financial documents, including the underwriting agreement.

December 8, 2003, Form 8-K reporting under “Item 9. Regulation FD Disclosure” disclosing Delphi’s 2004 financial outlook.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

By:	/s/ J.T. BATTENBERG III

(J.T. Battenberg III, Chairman of the Board of Directors, Chief Executive Officer and President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 27, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ J.T. BATTENBERG (J.T. Battenberg III)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ ALAN S. DAWES (Alan S. Dawes)	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ DONALD L. RUNKLE (Donald L. Runkle)	Director, Vice Chairman and Chief Technology Officer

/s/ JOHN D. SHEEHAN (John D. Sheehan)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ JOHN D. OPIE (John D. Opie)	Director (Lead Independent Director)

/s/ OSCAR DE PAULA BERNARDES NETO (Oscar de Paula Bernardes Neto)	Director

/s/ ROBERT H. BRUST (Robert H. Brust)	Director

/s/ VIRGIS W. COLBERT (Virgis W. Colbert)	Director

/s/ DAVID N. FARR (David N. Farr)	Director

/s/ DR. BERND GOTTSCHALK (Dr. Bernd Gottschalk)	Director

/s/ SHOICHIRO IRIMAJIRI (Shoichiro Irimajiri)	Director

/s/ CYNTHIA A. NIEKAMP (Cynthia A. Niekamp)	Director

/s/ ROGER S. PENSKE (Roger S. Penske)	Director

EXHIBIT INDEX

Exhibit
Number	Description

(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2003, 2002, 2001, 2000, and 1999.
(18)	Preferability Letter of Deloitte & Touche LLP for Change in Accounting Principle
(21)	Subsidiaries of Delphi
(23)	Consent of Deloitte & Touche LLP
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.