Form 10-Q
period 2004-03-31
DELPHI CORP
filed 2004-04-16
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004 there were 560,345,280 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(in millions, except
	per share amounts)
Net sales:
General Motors and affiliates	$4,190	$4,555
Other customers	3,221	2,627

Total net sales	7,411	7,182

Less: operating expenses
Cost of sales, excluding items listed below	6,570	6,312
Selling, general and administrative	403	389
Depreciation and amortization	279	253
Employee and product line charges	38	—

Total operating expenses	7,290	6,954

Operating income	121	228
Less: interest expense	59	45
Other income, net	8	2

Income before income taxes	70	185
Income tax expense	16	58

Net income	$54	$127

Basic and diluted earnings per share	$0.10	$0.23

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$808	$880
Accounts receivable, net:
General Motors and affiliates	2,706	2,326
Other customers	1,590	1,438
Retained interest in receivables, net	893	717
Inventories, net	2,054	1,996
Deferred income taxes	364	420
Prepaid expenses and other	282	269

Total current assets	8,697	8,046
Long-term assets:
Property, net	6,067	6,167
Deferred income taxes	3,929	3,835
Goodwill, net	770	776
Pension intangible assets	1,167	1,167
Other	902	913

Total assets	$21,532	$20,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$977	$801
Accounts payable	3,333	3,158
Accrued liabilities	2,545	2,232

Total current liabilities	6,855	6,191
Long-term liabilities:
Long-term debt	2,022	2,022
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,403	3,574
Postretirement benefits other than pensions	5,860	5,697
Other	1,427	1,438

Total liabilities	19,979	19,334

Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,672	2,667
Retained earnings	1,256	1,241
Minimum pension liability	(2,118)	(2,118)
Accumulated other comprehensive loss, excluding minimum pension liability	(188)	(151)
Treasury stock, at cost (4.7 million shares in 2004 and 2003)	(75)	(75)

Total stockholders’ equity	1,553	1,570

Total liabilities and stockholders’ equity	$21,532	$20,904

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(in millions)
Cash flows from operating activities:
Net income	$54	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	253
Deferred income taxes	(49)	3
Employee and product line charges	38	—
Changes in operating assets and liabilities:
Accounts receivable and retained interest in receivables, net	(708)	(474)
Inventories, net	(58)	1
Prepaid expenses and other	13	68
Accounts payable	175	153
Employee and product line charge obligations	(141)	(24)
Accrued and other long-term liabilities	408	(85)
Other	3	(18)

Net cash provided by operating activities	14	4

Cash flows from investing activities:
Capital expenditures	(221)	(221)
Other	(9)	27

Net cash used in investing activities	(230)	(194)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	185	(36)
Dividend payments	(39)	(39)
Issuances of treasury stock	—	1

Net cash provided by (used in) financing activities	146	(74)

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	5

Decrease in cash and cash equivalents	(72)	(259)
Cash and cash equivalents at beginning of period	880	1,014

Cash and cash equivalents at end of period	$808	$755

See notes to consolidated financial statements.

DELPHI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

      General — Delphi Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its subsidiaries.

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

      Earnings Per Share — Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, unless inclusion would not have had a dilutive effect. Certain outstanding stock options were not included in the computation of diluted shares because the options’ underlying exercise prices were greater than the average market prices for Delphi stock on March 31, 2004 and 2003 (approximately 73 million stock options were not dilutive at March 31, 2004). Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Weighted average shares outstanding	560,340	559,561
Effect of dilutive securities	3,282	170

Diluted shares outstanding	563,622	559,731

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 1, 2004, which was paid on April 12, 2004 to holders of record on March 15, 2004. The dividend declared on December 3, 2003 was paid on January 14, 2004.

      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for a majority of its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There were no stock options granted during the three months ended March 31, 2004 and 2003.

      If we accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended
	March 31,

	2004	2003

	(in millions, except
	per share amounts)
Net income, as reported	$54	$127
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3	3

Pro forma net income	$51	$124

Earnings per share:
Basic and diluted — as reported	$0.10	$0.23

Basic and diluted — pro forma	$0.09	$0.22

      During 1999, Delphi awarded certain employees approximately 3 million restricted stock units, which were delivered to them as stock during the first quarter of 2003 in accordance with the original award terms. During the first quarter of 2003, we also cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. During the fourth quarter of 2003, Delphi completed a self-tender for certain employee stock options having an exercise price in excess of $17 per share. Approximately 8.4 million shares were exchanged under this program. As of March 31, 2004, there are approximately 16 million shares available for future grants under these stock option plans.

2.	EMPLOYEE AND PRODUCT LINE CHARGES

      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may flow back to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $807 million (pre-tax) through December 31, 2004, of which $90 million ($52 million in cost of sales and $38 million in employee and product line charges) was recorded during the first quarter of 2004 and $616 million was recorded in 2003. We expect to incur the remaining estimated charges of $101 million (pre-tax) related to the hourly employee reductions, including employee costs during periods they are idled prior to separation, and to the other structural cost initiatives during the remainder of 2004. During the first quarter of 2004, approximately 2,150 U.S. hourly employees flowed back to GM or retired while 400 U.S. salaried employees and 1,350 non-U.S. employees retired or separated under a variety of programs. Cumulatively through March 31, 2004, approximately 3,750 U.S. hourly employees, 500 U.S. salaried employees, and 2,900 non-U.S. employees have left the company pursuant to these plans.

      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
First quarter 2004 charges	38	—	38
Usage in the first quarter 2004	(145)	—	(145	)(a)

Balance at March 31, 2004	$139	$5	$144	(b)

(a)	The total cash paid in the first quarter of 2004 was $141 million, as shown on our consolidated Statement of Cash Flows. The $145 million of usage in the first quarter includes $4 million of non-cash special termination pension and postretirement benefits. In addition, we incurred $52 million of cash costs associated with the 2004 charges, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      The estimated cash impact of the 2003 initiatives is approximately $0.7 billion, of which $193 million was paid in the first quarter of 2004 and $205 million was paid in 2003. We expect that up to $0.2 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

3.	ASSET SECURITIZATION

      We maintain a revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). Under this U.S. Facility Program, we sell a portion of our U.S. and Canadian trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper Conduits. The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The remaining undivided interest is retained by DR. As of March 31, 2004 the retained interest in receivables, net was $893 million. We assess the recoverability of the retained interest on a quarterly basis and adjust the carrying value as necessary.

      At the time DR sells the undivided interest to the Conduits the sale is recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 1.6%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $0.7 million for the three months ended March 31, 2004.

      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, was renewed on March 29, 2004 and extended through March 28, 2005. The terms and conditions are substantially the same; however, the U.S. Facility Program has been increased from $500 million to $600 million. The program can be extended for additional 364-day periods based upon the mutual agreement of the parties. Additionally, the U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At March 31, 2004, we were in compliance with all such covenants.

      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program. There were no receivables sold during the first quarter of 2003.

Three Months Ended
March 31, 2004

(in millions)
Undivided interests sold at beginning of period	$323
Proceeds from new securitizations (sale of undivided interests)	725
Collections related to undivided interest sold(a)	(873)
Collections reinvested through sale of additional undivided interests	150

Undivided interests sold	$325

(a)	Of the collections received on the undivided interests sold, for the three months ended March 31, 2004, $723 million was remitted to the Conduits and $150 million was reinvested.

4.	INVENTORIES, NET

      Inventories, net consisted of:

	March 31,	December 31,
	2004	2003

	(in millions)
Productive material, work-in-process and supplies	$1,581	$1,518
Finished goods	473	478

Total inventories	$2,054	$1,996

5.	PENSION AND OTHER POSTRETIREMENT BENEFITS

      Pension plans covering unionized employees in the U.S. generally provide benefits of negotiated stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are not funded. Such plans are based on targeted wage replacement percentages, and are generally not significant to Delphi. Delphi’s funding policy with respect to its qualified plans is to contribute at least the minimum amounts required by applicable laws and regulations.

      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year for U.S. salaried and hourly employees:

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(in millions)
Service cost	$71	$65	$44	$42
Interest cost	174	161	124	115
Expected return on plan assets	(181)	(162)	—	—
Amortization of prior service cost	35	23	(1)	—
Amortization of net loss	40	31	30	18
Special termination benefits	3	—	1	—

Net periodic benefit cost	$142	$118	$198	$175

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. The pension expense for these locations for the three months ended March 31, 2004 and 2003 was $22 million and $16 million, respectively. During the three months ended March 31, 2004, Delphi made no contributions to its pension plans.

      Other postretirement benefits in the first quarter of 2004 increased by $23 million compared to the first quarter of 2003 including the mitigating impact of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”) which reduced expense by $16 million, including service cost, interest cost and amortization of the actuarial experience gain. The total impact of the Act on our actuarial liability was $0.5 billion and is being accounted for as an actuarial gain that will be amortized as a reduction of our periodic cost (expense) and balance sheet liability over the next ten to twelve years. Specific authoritative guidance, when issued by the Financial Accounting Standards Board (“FASB”), could require us to re-determine the accounting for the impact of this legislation.

6.	DERIVATIVES AND HEDGING ACTIVITIES

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

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of March 31, 2004, were $44 million after-tax ($70 million pre-tax). Of this pre-tax total, a gain of approximately $60 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $4 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $8 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

7.	STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the three months ended March 31, 2004 were:

					Accumulated
					Other
					Comprehensive
					Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2004	565	$6	$2,667	$1,241	$(2,118)	$(151)	$(75)	$1,570
Net income	—	—	—	54	—	—	—	54
Currency translation adjustments and other, net of tax	—	—	—	—	—	(50)	—	(50)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	13	—	13

Total comprehensive income								17
Shares for employee benefit plans	—	—	5	—	—	—	—	5
Dividends	—	—	—	(39)	—	—	—	(39)

Balance at March 31, 2004	565	$6	$2,672	$1,256	$(2,118)	$(188)	$(75)	$1,553

8.	SEGMENT REPORTING

      Effective January 1, 2004, we realigned our business sectors by combining the interior product lines into the Dynamics, Propulsion, Thermal & Interior Sector, which were previously included in the Electrical, Electronics, Safety & Interior Sector. The realignment is designed to strengthen our customer and market focus by bringing together similar product portfolios and to enhance our position as an integrated supplier. This realignment has a minor impact on the sectors results. Under the realignment, we have three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion, Thermal & Interior Sector, which includes selected businesses from our energy and engine management systems, chassis, steering, thermal systems and interior product lines.

•	Electrical, Electronics & Safety Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group (“AHG”), which is comprised of product lines and plant sites that do not meet our targets for net income or other financial metrics, allowing for consistent and targeted management focus on finding solutions to these businesses.

      The realignment is designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans.

      Management reviews our sector operating results for purposes of making operating decisions and assessing performance, excluding certain charges in the first quarter of 2004 of $90 million, $52 million in cost of sales and $38 million in employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges. Included below are sales and operating data for our realigned sectors for the three months ended March 31, 2004 and 2003. The 2003 data has been reclassified to conform with the current sector alignment.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
March 31, 2004
Net sales to GM and affiliates	$2,156		$1,611		$423		$—		$4,190
Net sales to other customers	1,325		1,799		97		—		3,221
Inter-sector net sales	219		121		206		(546)		—

Total net sales	$3,700		$3,531		$726		$(546)		$7,411

Sector operating income (loss)	$72	(b)	$282	(b)	$(127	)(b)	$(16	) (b)	$211	(b)

March 31, 2003
Net sales to GM and affiliates	$2,325		$1,724		$506		$—		$4,555
Net sales to other customers	1,139		1,388		100		—		2,627
Inter-sector net sales	198		110		216		(524)		—

Total net sales	$3,662		$3,222		$822		$(524)		$7,182

Sector operating income (loss)	$134		$246		$(138)		$(14)		$228

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the 2004 Charges of $44 million for Dynamics, Propulsion, Thermal & Interior, $20 million for Electrical, Electronics & Safety, $22 million for Automotive Holdings Group and $4 million for Other.

9.	COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters.

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP; however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of our share of the potential costs of capping and future monitoring of the site plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. For each of the three month periods ended March 31, 2004 and 2003, our warranty expenses have been less than 0.4% of cost of sales. Although we cannot ensure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. Due to the nature of such indemnities we are not able to estimate the maximum amount.

      With respect to intellectual property matters, in May 2001, Litex, Inc. (“Litex”) filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. On November 12, 2003, during trial, the parties reached an agreement to dismiss the litigation with prejudice in favor of an agreement to submit the case to binding arbitration. Arbitration proceedings were held during the first week of April and the parties are awaiting a decision.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      Our first quarter 2004 net sales were $7.4 billion, up from $7.2 billion in the first quarter 2003. Non-GM revenues were $3.2 billion, or 43% of sales, up 23% from the first quarter of 2003. Our first quarter 2004 GM sales were $4.2 billion, down 8% from the first quarter of 2003. Net income for the first quarter 2004 was $54 million. Quarter over quarter, we benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles and other non-automotive applications.

      A key strength of our business is our ability to consistently generate cash. Our Board of Directors and management use cash generated by the businesses as a measure of our performance. Strong cash flow generation is critical to increasing Delphi’s value. We use the cash that we generate in our operations for strengthening our balance sheet, including reducing legacy liabilities such as pensions, restructuring our operations, generating growth, and paying dividends. We believe that looking at our ability to generate cash provides investors with additional insight into our performance. See further discussion of cash flows in “Liquidity and Capital Resources” below.

      Our 2003 employee and product line initiatives are on schedule and on track with our original estimated costs. Savings realized from our restructuring plans combined with other operating performance improvements have allowed us to continue to manage the challenges of legacy costs associated with declining GM revenues, rising wages, pension and healthcare costs, as well as continued price pressures. We remain focused on reducing structural costs.

      During the quarter we have also worked with our suppliers to manage cost pressures related to the increasing costs of steel such that our operating results were not materially impacted by these increased costs. However, as detailed more fully below in “Outlook,” we will need to continue to work with our suppliers and customers and we cannot assure you that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that such increased costs will not adversely impact earnings.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003. The information presented below is based on our sector realignment effective January 1, 2004, as discussed in Note 8 of our consolidated financial statements.

          Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

      Net Sales. Consolidated net sales by product sector and in total for the three months ended March 31, 2004 and 2003 were:

	Three Months Ended
	March 31,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,700	$3,662
Electrical, Electronics & Safety	3,531	3,222
Automotive Holdings Group	726	822
Other	(546)	(524)

Consolidated net sales	$7,411	$7,182

      Consolidated net sales for the first quarter of 2004 were $7.4 billion compared to $7.2 billion for the same period of 2003. Our non-GM sales increased by $594 million, including $214 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $380 million or 14%. This non-GM sales increase was due to increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for the first quarter of 2004, our non-GM sales were 43%. Net sales to GM decreased by $365 million, net of $65 million of favorable foreign currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $430 million or 9%. This GM sales decrease was due to volume and price decreases and our decision to exit certain businesses. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $126 million, or 1.8% for the first quarter of 2004 compared to approximately $111 million or 1.7% for the first quarter of 2003.

      Gross Margin. Our gross margin was 11.3% for the first quarter of 2004 compared to gross margin of 12.1% for the first quarter of 2003. The decrease reflects the impact of higher wages, increased U.S. pension and healthcare expenses, and price decreases offset by lower material costs as well as savings realized from our restructuring plans.

      Selling, General and Administrative. Selling, general and administrative expenses of $403 million, 5.4% of total net sales for the first quarter of 2004, were consistent with $389 million or 5.4% of total net sales for the first quarter of 2003. The slight increase is due to economics and exchange effects mostly offset by cost performance.

      Depreciation and Amortization. Depreciation and amortization was $279 million for the first quarter of 2004 compared to $253 million for the first quarter of 2003; the increase primarily reflects the impact of currency exchange rates.

      Employee and Product Line Charges. In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may flow back to GM. As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $807 million (pre-tax) through December 31, 2004, of which $90 million ($52 million in cost of sales and $38 million in employee and product line charges) was recorded during the first quarter of 2004 and $616 million was recorded in 2003. We expect to incur the remaining estimated charges of $101 million (pre-tax) related to the hourly employee reductions, including employee costs during periods they are idled prior to separation, and to the other structural cost initiatives during the remainder of 2004. During the first quarter of 2004, approximately 2,150 U.S. hourly employees flowed back to GM or retired while 400 U.S. salaried employees and 1,350 non-U.S. employees retired or separated under a variety of programs. Cumulatively through March 31, 2004, approximately 3,750 U.S. hourly employees, 500 U.S. salaried employees, and 2,900 non-U.S. employees have left the company pursuant to these plans.

      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
First quarter 2004 charges	38	—	38
Usage in the first quarter 2004	(145)	—	(145	)(a)

Balance at March 31, 2004	$139	$5	$144	(b)

(a)	The total cash paid in the first quarter of 2004 was $141 million, as shown on our consolidated Statement of Cash Flows. The $145 million of usage in the first quarter includes $4 million of non-cash special termination pension and postretirement benefits. In addition, we incurred $52 million of cash costs associated with the 2004 charges, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      The estimated cash impact of the 2003 initiatives is approximately $0.7 billion, of which $193 million was paid in the first quarter of 2004 and $205 million was paid in 2003. We expect that up to $0.2 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

      Operating Income. Operating income was $121 million for the first quarter of 2004 compared to $228 million for the first quarter of 2003. The first quarter 2004 operating income includes charges of $52 million in cost of sales and $38 million in employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding the 2004 Charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months Ended
	March 31,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$72	$134
Electrical, Electronics & Safety	282	246
Automotive Holdings Group	(127)	(138)
Other	(16)	(14)

Subtotal	211	228
2004 Charges(a)	(90)	—

Total operating income	$121	$228

(a)	Represents the 2004 Charges of $44 million for Dynamics, Propulsion, Thermal & Interior, $20 million for Electrical, Electronics & Safety, $22 million for Automotive Holdings Group and $4 million for Other.

      The decrease in operating income from the first quarter of 2003 primarily reflected lower pricing and increased pension, healthcare and wages, partially offset by savings realized from our restructuring plans and material savings.

      Taxes. Our effective tax rate for the first quarter of 2004 was 23% compared to 31% for the first quarter of 2003. During the past year we have been experiencing a shift in our earnings to lower tax rate jurisdictions. In addition, we effected entity structuring and tax planning activities, which is allowing increasing amounts of earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. Finally, our effective tax rate benefited from lower statutory tax rates in certain foreign jurisdictions and U.S. tax law changes. We currently anticipate, as a result of the foregoing, that our full year 2004 effective tax rate will be between 20% and 23%.

2003 and 2002 Segment Reporting

      Effective January 1, 2004, we realigned our business sectors by combining the interior product lines into the Dynamics, Propulsion, Thermal & Interior Sector, which were previously included in the Electrical, Electronics, Safety & Interior Sector. Our segment data shown above is based on our realigned sectors; for comparative purposes, the financial data for all the quarterly periods in 2003, the year ended December 31, 2003 and the year ended December 31, 2002 is shown below. Management reviews our sector operating results for 2003 and 2002 for purposes of making operating decisions and assessing performance excluding certain charges. These include the charges in the third quarter of 2003 of $148 million in cost of sales, $56 million in depreciation and amortization and $348 million in employee and product line charges (the “Third Quarter 2003 Charges”), the charges in the fourth quarter 2003 of $10 million in cost of sales, $6 million in depreciation and amortization and $48 million in employee and product line charges (the “Fourth Quarter 2003 Charges”), and the charges in the first quarter of 2002 of $37 million in cost of sales and $225 million in employee and product line charges (the “2002 Charges”). Accordingly, we have presented our sector results excluding such charges.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
2003

For the Three Months Ended March 31, 2003
Net sales to GM and affiliates	$2,325		$1,724		$506		$—		$4,555
Net sales to other customers	1,139		1,388		100		—		2,627
Inter-sector net sales	198		110		216		(524)		—

Total net sales	$3,662		$3,222		$822		$(524)		$7,182

Sector operating income (loss)	$134		$246		$(138)		$(14)		$228

For the Three Months Ended June 30, 2003
Net sales to GM and affiliates	$2,191		$1,664		$458		$—		$4,313
Net sales to other customers	1,196		1,484		101		—		2,781
Inter-sector net sales	217		108		206		(531)		—

Total net sales	$3,604		$3,256		$765		$(531)		$7,094

Sector operating income (loss)	$134		$256		$(158)		$(60	)(b)	$172	(b)

For the Three Months Ended September 30, 2003
Net sales to GM and affiliates	$1,989		$1,522		$416		$—		$3,927
Net sales to other customers	1,114		1,436		86		—		2,636
Inter-sector net sales	189		96		182		(467)		—

Total net sales	$3,292		$3,054		$684		$(467)		$6,563

Sector operating income (loss)	$16	(c)	$172	(c)	$(160	)(c)	$(4	)(c)	$24	(c)

For the Three Months Ended December 31, 2003
Net sales to GM and affiliates	$2,152		$1,643		$438		$—		$4,233
Net sales to other customers	1,255		1,670		99		—		3,024
Inter-sector net sales	212		100		186		(498)		—

Total net sales	$3,619		$3,413		$723		$(498)		$7,257

Sector operating income (loss)	$108	(d)	$274	(d)	$(144	)(d)	$(24	)(d)	$214	(d)

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Year Ended December 31, 2003
Net sales to GM and affiliates	$8,657		$6,553		$1,818		$—		$17,028
Net sales to other customers	4,704		5,978		386		—		11,068
Inter-sector net sales	816		414		790		(2,020)		—

Total net sales	$14,177		$12,945		$2,994		$(2,020)		$28,096

Depreciation and amortization	$514	(e)	$420	(e)	$75	(e)	$39		$1,048	(e)
Sector operating income (loss)	$392	(c)(d)	$948	(c)(d)	$(600	)(c)(d)	$(102	)(c)(d)	$638	(c)(d)
Sector assets	$10,436		$8,687		$2,249		$(468)		$20,904
Capital expenditures	$536		$380		$79		$10		$1,005

2002

For the Year Ended December 31, 2002
Net sales to GM and affiliates	$8,967		$6,803		$2,092		$—		$17,862
Net sales to other customers	4,271		4,871		423		—		9,565
Inter-sector net sales	867		381		1,035		(2,283)		—

Total net sales	$14,105		$12,055		$3,550		$(2,283)		$27,427

Depreciation and amortization	$469		$411		$87		$21		$988
Sector operating income (loss)	$451	(f)	$932	(f)	$(375	)(f)	$(58	)(f)	$950	(f)
Sector assets	$9,325		$7,466		$2,518		$129		$19,438
Capital expenditures	$505		$414		$109		$7		$1,035

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Includes the second quarter 2003 legal settlement with a former supplier of $38 million.

(c)	Excludes the Third Quarter 2003 Charges of $106 million for Dynamics, Propulsion, Thermal & Interior, $124 million for Electrical, Electronics & Safety, $296 million for Automotive Holdings Group and $26 million for Other.

(d)	Excludes the Fourth Quarter 2003 Charges of $11 million for Dynamics, Propulsion, Thermal & Interior, $10 million for Electrical, Electronics & Safety, $27 million for Automotive Holdings Group and $16 million for Other.

(e)	Excludes asset impairment charges recorded 2003 of $62 million with $5 million for Dynamics, Propulsion, Thermal & Interior, $6 million for Electrical, Electronics & Safety, and $51 million for Automotive Holdings Group.

(f)	Excludes the 2002 Charges of $97 million for Dynamics, Propulsion, Thermal & Interior, $45 million for Electrical, Electronics & Safety, $104 million for Automotive Holdings Group and $16 million for Other.

Liquidity and Capital Resources

          Overview of Capital Structure

      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.4 billion of outstanding debt at March 31, 2004, $2.0 billion was senior, unsecured debt with maturities ranging from 2006 to 2029. This long-term debt primarily finances our long-term fixed assets. As of March 31, 2004, we have approximately $1.0 billion of short-term debt. We have highly varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North

American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, uncommitted facilities including bank lines, factoring lines and to a limited extent, commercial paper. Although the latter group is not committed, we expect these facilities typically would be available to us, if and when needed. We also maintain $3.0 billion of committed credit facilities, which we have had in place since our separation from GM. We have never used any of the $3.0 billion of committed credit facilities. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event.

      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. In the first quarter of 2004, we used our cash for a mix of activities focused on revenue growth, cost reduction, and to pay dividends. As part of our capital planning, we have taken into account that we currently have ERISA pension funding minimums of $0.3 billion in 2004. Our expected ERISA minimum contribution reflects the impact of the recently passed legislation related to the funding discount rate for pensions. In addition, we anticipate $0.4 billion of product line and employee cost payments from our restructuring programs announced in October 2003, and $0.2 billion of dividends in 2004. We expect that we will be able to fund these amounts with cash flow from operations. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for residual value guarantees and purchase options on operating leases, if exercised, as they become due.

          Available Credit Facilities

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), subject to certain limitations. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires June 2005, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2004. We expect to renew these credit facilities during the second quarter of 2004. We have never borrowed under either of these Credit Facilities. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with the financial covenant and all other covenants as of March 31, 2004.

          Other Financing Transactions

      We maintain a revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). This program has been accounted for as the sale of accounts receivable. As of March 31, 2004, we had approximately $325 million of accounts receivable sold under this program. The U.S. Facility Program was renewed on March 29, 2004 and extended through March 28, 2005. The terms and conditions are substantially the same; however, the U.S. Facility Program has been increased from $500 million to $600 million. We currently anticipate that we will renew this program annually, with the potential for further increases to the program as our non-GM receivables continue to grow. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At March 31, 2004, we were in compliance with the financial covenant and all other covenants. From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

      In November 2003, we entered into a €300 million ($366 million at March 31, 2004 currency exchange rates) and £30 million ($55 million at March 31, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of March 31, 2004, we had no significant accounts receivable transferred under this program. The program expires on November 4, 2004 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities (discussed above) that, if not met, could result in a termination of the agreement. At March 31, 2004, we were in compliance with all such covenants.

      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that, if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At March 31, 2004, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. We have an additional synthetic lease, for an operation in Ohio, which is accounted for as an operating lease under generally accepted accounting principles. Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.

          Customer Financing Programs

      We maintain a program with the General Electric Capital Corporation (“GECC”) that allows our suppliers to factor their receivables from us to GECC for early payment. This program also allows us to have GECC pay our suppliers on our behalf, providing extended payment terms to us. Historically, we classified amounts factored by our suppliers, but not beyond our standard supplier payment terms, as accounts payable on our balance sheet. We classified amounts beyond our standard payment terms as short-term debt. In late 2003, we determined that all of the payables, including payables due under the normal payment terms associated with this program, should be classified as debt. As a result, our March 31, 2004 short-term debt balance includes $203 million of accounts payable that were factored by our suppliers to GECC but which are still within our stated payment terms to our supplier. There were no payables beyond their stated terms at March 31, 2004.

      Some of our customers have similar arrangements with GECC, which allows us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in one of these programs, our receivables are reduced and our cash balances are increased. We did not participate in this program at March 31, 2004.

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

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $14 million and $4 million for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by operating activities in the first quarter of 2004 was impacted by cash paid for employee and product line initiatives totaling approximately $193 million. Cash provided by operating activities in the first quarter of 2003 was impacted by a $350 million voluntary contribution to our U.S. pension plans.

      Investing Activities. Cash flows used in investing activities totaled $230 million and $194 million for the three months ended March 31, 2004 and 2003, respectively. The use of cash in the first quarters of 2004 and 2003 reflected capital expenditures related to ongoing operations.

      Financing Activities. Net cash provided by financing activities was $146 million for the three months ended March 31, 2004, compared to net cash used in financing activities of $74 million for the three months ended March 31, 2003. During the first quarter of 2004, our commercial paper borrowings increased because we reduced our sales of receivables. Cash used in financing activities during the first quarter of 2003 reflected repayments of short-term borrowings. Both periods also reflect the payments of dividends.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 1, 2004, which was paid on April 12, 2004 to holders of record on March 15, 2004. The dividend declared on December 3, 2003 was paid on January 14, 2004.

Outlook

      Consistent with the automotive supply industry generally, we continue to experience significant competitive pressure and expect to face continued downward pricing pressures from vehicle manufacturers. We seek to meet our customer price expectations through the continued transformation of our manufacturing footprint and application of lean manufacturing principles. As discussed in more detail below, our GM sales have declined since our separation from GM. However, our non-GM revenue is expected to continue to grow, up 23% in the first three months of 2004 over the comparable period of 2003 and representing 43% of our sales for the first three months of 2004.

      We expect our second quarter 2004 sales to be in the range of $7.5 billion to $7.8 billion, $0.4 billon to $0.7 billion higher than our second quarter 2003 sales of $7.1 billion. The 2004 sales reflect favorable currency effects of approximately $150 million to $200 million; excluding such favorable effects expected revenue would be $7.4 billion to $7.6 billion. We expect second quarter net income will be in the range of $105 million to $145 million. Excluding expected employee and product line charges of $20 million to $40 million (after-tax) under the programs announced in October 2003, we expect the second quarter net income will be in the range of $145 million to $165 million.

      Delphi’s total sales for 2004 are estimated to be $28.6 billion to $29.1 billion. Total annual sales, based on organic growth plans, are expected to rise to $29.6 billion in 2006 and sales to customers other than GM are expected to grow 14% on a compound basis from 2003 to 2006. In 2006, sales to customers other than GM are expected to be $16.6 billion, or 56% of total sales. Forecasts are based on our revenue backlog through 2006, which is subject to exchange rate and production volume variations.

      Delphi continues to implement productivity improvements and streamline activities designed to reduce overhead and improve manufacturing processes. In addition, we continue to streamline our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions, as well as wages in non-U.S. locations. We are achieving and anticipate continued significant flowback of UAW represented Delphi employees to GM. We are currently negotiating a lower tier new-hire wage and benefit agreement with the UAW. We are also engaged in dialogue with the UAW regarding our plans for consolidation of three AHG sites: Olathe, Kansas; Tuscaloosa, Alabama; and Flint West, Michigan.

      Delphi has managed cost pressures related to the increasing costs of steel by leveraging its contractual rights and negotiating commercial accommodations such that operating results were not materially impacted. Although, we will continue to take actions as necessary to manage these risks, we cannot assure you that if cost pressures continue or worsen we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that such increased costs will not adversely impact earnings.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 57% of our net sales in the first quarter of 2004. Our sales to GM have declined since our separation from GM; principally due to lower GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to them. We continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new business with GM’s other suppliers, our revenues may decline further. In the fourth quarter of 2003, Delphi and GM reached an agreement on a growth and opportunity process that provides for advanced review of sourcing opportunities, which should stabilize business at Delphi’s U.S. legacy sites. While we intend to continue to focus on retaining and winning GM’s business, we cannot ensure that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as cost-reduction initiatives. Our GM North America content per vehicle for the first quarter of 2004 was $2,672; we anticipate that our 2004 content per vehicle will be $2,571. We continue to project our sales beyond the first quarter of 2004 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

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

Environmental Matters

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is in the early stages of investigation and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP, however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of our share of the potential costs of capping and future monitoring of the site plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

Labor Matters

      As discussed above, we are currently negotiating a lower tier new-hire wage and benefit agreement with the UAW, and continue our dialogue with the UAW regarding our plans to consolidate three AHG sites. In addition, during the first quarter of 2004, we negotiated a new local agreement with the International Union of Electronic, Electrical, Salaried, Machine & Furniture Workers-Communication Workers of America, AFL-CIO (the “IUE”) at one of our manufacturing sites, which resolved our previously disclosed dispute over employment levels and other issues, and will enable us to reduce employment at the site through incentivized attrition and achieve additional operating cost reductions.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, earnings expectations, savings expected as a result of our global product line and employee initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. In particular, the achievement of projected levels of revenue, earnings, cash flow and debt levels will depend on our ability to execute our portfolio and other global product line and employee plans in a manner which satisfactorily addresses any resultant antitrust or labor issues and customer concerns, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and other matters; the success of our efforts to diversify our customer base and still maintain existing GM business; the continued protection and exploitation of our intellectual property to develop new products and enter new markets; and our ability to capture expected benefits of our cost reduction initiatives so as to maintain flexibility to respond to adverse and cyclical changes in general economic conditions and in the automotive industry in each market in which we operate, including customer cost reduction initiatives, potential increases in warranty costs, funding requirements and pension contributions, healthcare costs, disruptions in the labor, commodities or transportation markets caused by terrorism, war or labor unrests or other factors, other changes in the political and regulatory environments where we do business; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

      We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our Disclosure Committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures as of the end of each quarter. As of March 31, 2004, we believe that such controls and procedures are operating effectively as designed.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Except as discussed in “Note 9 — Commitments and Contingencies,” there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

(b) REPORTS ON FORM 8-K

      During the quarter for which this report is filed, Delphi filed the following reports on Form 8-K:

January 20, 2004, Form 8-K reporting under “Item 12. Disclosure of Results of Operations and Financial Condition” the filing of financial information containing highlighted financial data for the three months and year ended December 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION ----------------------------------------------------- (Registrant)

April 16, 2004	/s/ JOHN D. SHEEHAN
----------------------------------------------------- John D. Sheehan, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description

31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.