Form 10-Q
period 2004-06-30
DELPHI CORP
filed 2004-07-16
CIK 1072342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, there were 561,192,179 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$4,134	$4,313	$8,324	$8,868
Other customers	3,415	2,781	6,636	5,408

Total net sales	7,549	7,094	14,960	14,276

Less: operating expenses
Cost of sales, excluding items listed below	6,637	6,240	13,207	12,552
Selling, general and administrative	402	422	805	811
Depreciation and amortization	282	260	561	513
Employee and product line charges	32	—	70	—

Total operating expenses	7,353	6,922	14,643	13,876

Operating income	196	172	317	400
Less: interest expense	52	45	111	90
Other income, net	5	2	13	4

Income before income taxes	149	129	219	314
Income tax expense	18	41	34	99

Net income	$131	$88	$185	$215

Basic and diluted earnings per share	$0.23	$0.16	$0.33	$0.38

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$666	$880
Accounts receivable, net:
General Motors and affiliates	2,463	2,326
Other customers	1,618	1,438
Retained interest in receivables, net	586	717
Inventories, net	2,077	1,996
Deferred income taxes	354	420
Prepaid expenses and other	242	269

Total current assets	8,006	8,046
Long-term assets:
Property, net	5,938	6,167
Deferred income taxes	3,963	3,835
Goodwill, net	791	776
Pension intangible assets	1,167	1,167
Other	890	913

Total assets	$20,755	$20,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$527	$801
Accounts payable	3,306	3,158
Accrued liabilities	1,997	2,232

Total current liabilities	5,830	6,191
Long-term liabilities:
Long-term debt	2,020	2,022
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,545	3,574
Postretirement benefits other than pensions	5,983	5,697
Other	1,360	1,438

Total liabilities	19,150	19,334

Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,660	2,667
Retained earnings	1,348	1,241
Minimum pension liability	(2,118)	(2,118)
Accumulated other comprehensive loss, excluding minimum pension liability	(230)	(151)
Treasury stock, at cost (3.8 million and 4.7 million shares in 2004 and 2003, respectively)	(61)	(75)

Total stockholders’ equity	1,605	1,570

Total liabilities and stockholders’ equity	$20,755	$20,904

See notes to consolidated financial statements.

DELPHI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2004	2003

	(in millions)
Cash flows from operating activities:
Net income	$185	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561	513
Deferred income taxes	(64)	15
Employee and product line charges	70	—
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(186)	(445)
Inventories, net	(84)	(68)
Prepaid expenses and other	66	(13)
Accounts payable	148	206
Employee and product line charge obligations	(215)	(24)
Accrued and other long-term liabilities	114	(27)
Other	(31)	3

Net cash provided by operating activities	564	375

Cash flows from investing activities:
Capital expenditures	(403)	(462)
Other	—	23

Net cash used in investing activities	(403)	(439)

Cash flows from financing activities:
Repayment of debt securities	(500)	—
Net proceeds from (repayments of) borrowings under credit facilities and other debt	231	(171)
Dividend payments	(78)	(79)
Issuances of treasury stock	2	1
Other	(16)	—

Net cash used in financing activities	(361)	(249)

Effect of exchange rate fluctuations on cash and cash equivalents	(14)	29

Decrease in cash and cash equivalents	(214)	(284)
Cash and cash equivalents at beginning of period	880	1,014

Cash and cash equivalents at end of period	$666	$730

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

      Earnings Per Share — Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, unless inclusion would not have had a dilutive effect. Certain outstanding stock options were not included in the computation of diluted shares because the options’ underlying exercise prices were greater than the average market prices for Delphi stock on June 30, 2004 and 2003 (approximately 72 million stock options were not dilutive at June 30, 2004). Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in thousands)
Weighted average shares outstanding	560,893	560,291	560,617	559,928
Effect of dilutive securities	1,539	148	1,541	59

Diluted shares outstanding	562,432	560,439	562,158	559,987

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 22, 2004, which is payable on August 3, 2004 to holders of record on July 6, 2004. The dividend declared on March 1, 2004 was paid on April 12, 2004.

      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for a majority of its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the three months ended June 30, 2004 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      If we accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Net income, as reported	$131	$88	$185	$215
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4	4	7	7

Pro forma net income	$127	$84	$178	$208

Earnings per share:
Basic and diluted — as reported	$0.23	$0.16	$0.33	$0.38

Basic and diluted — pro forma	$0.23	$0.15	$0.32	$0.37

      In May 2004, Delphi’s existing outstanding equity compensation plans expired and shareholders approved a new equity compensation plan, which provides for issuances of up to 36.5 million shares of common stock. During the second quarter, we issued approximately 4.5 million restricted stock units and approximately 6.8 million options. As of June 30, 2004, there are approximately 25.2 million shares available for future grants under this plan.

2.	EMPLOYEE AND PRODUCT LINE CHARGES

      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Based on progress to date, we now anticipate 500 to 1,000 additional hourly employees will leave Delphi bringing our total attrition to 5,500 to 6,000. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may flow back to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. Including $15 million of costs for additional U.S. hourly employees, we expect to incur total charges related to these initiatives of approximately $822 million (pre-tax) through December 31, 2004, of which $46 million ($14 million in cost of sales and $32 million in employee and product line charges) and $136 million ($66 million in cost of sales and $70 million in employee and product line charges) were recorded during the three and six months ended June 30, 2004, respectively, and $616 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $70 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were met. During the second quarter of 2004, approximately 1,175 U.S. hourly employees flowed back to GM or retired. Cumulatively through June 30, 2004, approximately 4,925 U.S. hourly employees have left the company pursuant to these plans.

      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
2004 Charges	70	—	70
Usage during the first six months of 2004	(219)	—	(219	)(a)

Balance at June 30, 2004	$97	$5	$102	(b)

(a)	The total cash paid for the six months ended June 30, 2004 was $215 million, as shown on our consolidated Statement of Cash Flows. The $219 million of usage for the first six months of 2004 includes $145 million and $74 million for the three months ended March 31, 2004 and June 30, 2004, respectively. The $145 million of usage for the first three months of 2004 includes $4 million of non-cash special termination pension and postretirement benefits. In addition, we incurred $14 million and $66 million of cash costs associated with the 2004 Charges for the three and six months ended June 30, 2004, respectively, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      The estimated cash impact of these initiatives is approximately $0.7 billion, of which $88 million and $281 million was paid during the three and six months ended June 30, 2004, respectively, and $205 million was paid in 2003. We expect that up to $0.1 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

3.	ASSET SECURITIZATION

      We maintain a revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). Under this U.S. Facility Program, we sell a portion of our U.S. and Canadian trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The remaining undivided interest is retained by DR. As of June 30, 2004, the retained interest in receivables, net was $586 million. We assess the recoverability of the retained interest on a quarterly basis and adjust the carrying value as necessary.

      At the time DR sells the undivided interest to the Conduits the sale is recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 1.5%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $1.7 million and $2.4 million for the three and six months ended June 30, 2004, respectively.

      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, was renewed on March 29, 2004 and extended through March 28, 2005. The terms and conditions are substantially the same; however, the U.S. Facility Program has been increased from $500 million to $600 million. The program can be extended for additional 364-day periods based upon the mutual agreement of the parties. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At June 30, 2004, we were in compliance with all such covenants.

      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program during the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

	(in millions)
Undivided interests sold at beginning of period	$325	$323
Proceeds from new securitizations (sale of undivided interests)	960	1,685
Collections related to undivided interests sold (a)	(978)	(1,851)
Collections reinvested through sale of additional undivided interests	293	443

Undivided interests sold	$600	$600

(a)	Of the collections received on the undivided interests sold, for the three month period ended June 30, 2004, $685 million was remitted to the Conduits and $293 million was reinvested; and for the six month period ended June 30, 2004, $1,408 million was remitted to the Conduits and $443 million was reinvested.

4.	INVENTORIES, NET

      Inventories, net consisted of:

	June 30,	December 31,
	2004	2003

	(in millions)
Productive material, work-in-process and supplies	$1,613	$1,518
Finished goods	464	478

Total inventories	$2,077	$1,996

5.	PENSION AND OTHER POSTRETIREMENT BENEFITS

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

      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six months ended June 30 for each year for U.S. salaried and hourly employees:

			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(in millions)
Service cost	$71	$65	$44	$42	$142	$130	$88	$84
Interest cost	175	161	125	115	349	322	249	230
Expected return on plan assets	(181)	(162)	—	—	(362)	(324)	—	—
Amortization of prior service cost	35	23	(1)	—	70	46	(2)	—
Amortization of net loss	40	31	30	18	80	62	60	36
Special termination benefits	2	—	—	—	5	—	1	—

Net periodic benefit cost	$142	$118	$198	$175	$284	$236	$396	$350

      During each of the six months ended June 30, 2004 and June 30, 2003, Delphi contributed $0.6 billion to its U.S. pension plans. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. The pension expense for these locations for the three months ended June 30, 2004 and 2003 was $19 million and $16 million, respectively, and for the six months ended June 30, 2004 and 2003 was $41 million and $32 million, respectively.

      Other postretirement benefits expense during the three and six months ended June 30, 2004 increased by $23 million and $46 million, respectively, compared to the comparable periods in 2003. Such increase includes the mitigating impact of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”) which reduced expense by $16 million and $32 million for the three and six months ended June 30, 2004, respectively, including service cost, interest cost and amortization of the actuarial experience gain. The total impact of the Act on our actuarial liability was $0.5 billion and is being accounted for as an actuarial gain, in accordance with guidance from the Financial Accounting Standards Board (“FASB”). As a result, the gain will be amortized as a reduction of our periodic expense and balance sheet liability over the next ten to twelve years, depending on the plan.

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

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of June 30, 2004, were $27 million after-tax ($42 million pre-tax). Of this pre-tax total, a gain of approximately $37 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $1 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $8 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

7.	STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity for the six months ended June 30, 2004 were:

					Accumulated
					Other
					Comprehensive
					Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2004	565	$6	$2,667	$1,241	$(2,118)	$(151)	$(75)	$1,570
Net income	—	—	—	185	—	—	—	185
Currency translation adjustments and other, net of tax	—	—	—	—	—	(75)	—	(75)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	(4)	—	(4)

Total comprehensive income								1,676
Shares for employee benefit plans	—	—	(7)	—	—	—	14	7
Dividends	—	—	—	(78)	—	—	—	(78)

Balance at June 30, 2004	565	$6	$2,660	$1,348	$(2,118)	$(230)	$(61)	$1,605

8.	SEGMENT REPORTING

      Management reviews our sector operating results for purposes of making operating decisions and assessing performance, excluding certain charges in the second quarter of 2004 of $46 million, $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”) and certain charges for the first six months of 2004 of $136 million, $66 million in cost of sales and $70 million in employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges. Included below are sales and operating data for our sectors for the three and six months ended June 30, 2004 and 2003, which were realigned in 2004. The 2003 data has been reclassified to conform with the current sector alignment.

      Selected information regarding Delphi’s product sectors is as follows:

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
June 30, 2004
Net sales to GM and affiliates	$2,131		$1,593		$410		$—		$4,134
Net sales to other customers	1,389		1,931		95		—		3,415
Inter-sector net sales	235		94		193		(522)		—

Total net sales	$3,755		$3,618		$698		$(522)		$7,549

Sector operating income (loss)	$81	(b)	$316	(b)	$(134	)(b)	$(21	)(b)	$242	(b)
June 30, 2003(c)
Net sales to GM and affiliates	$2,191		$1,664		$458		$—		$4,313
Net sales to other customers	1,196		1,484		101		—		2,781
Inter-sector net sales	217		108		206		(531)		—

Total net sales	$3,604		$3,256		$765		$(531)		$7,094

Sector operating income (loss)	$134		$256		$(158)		$(60	)(d)	$172	(d)

For the Six Months Ended:
June 30, 2004
Net sales to GM and affiliates	$4,287		$3,204		$833		$—		$8,324
Net sales to other customers	2,714		3,730		192		—		6,636
Inter-sector net sales	454		215		399		(1,068)		—

Total net sales	$7,455		$7,149		$1,424		$(1,068)		$14,960

Sector operating income (loss)	$153	(e)	$598	(e)	$(261	)(e)	$(37	)(e)	$453	(e)
June 30, 2003(c)
Net sales to GM and affiliates	$4,516		$3,388		$964		$—		$8,868
Net sales to other customers	2,335		2,872		201		—		5,408
Inter-sector net sales	415		218		422		(1,055)		—

Total net sales	$7,266		$6,478		$1,587		$(1,055)		$14,276

Sector operating income (loss)	$268		$502		$(296)		$(74	)(d)	$400	(d)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the Second Quarter 2004 Charges of $12 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $7 million for Automotive Holdings Group and $3 million for Other.

(c)	As previously disclosed, amounts have been reclassified from prior presentation to conform to our new sector alignment.

(d)	Includes the second quarter 2003 legal settlement with a former supplier of $38 million.

(e)	Excludes the 2004 Charges of $56 million for Dynamics, Propulsion, Thermal & Interior, $44 million for Electrical, Electronics & Safety, $29 million for Automotive Holdings Group and $7 million for Other.

9.	COMMITMENTS AND CONTINGENCIES

      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters.

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is currently being investigated and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP; however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of our share of the potential costs of capping and future monitoring of the site plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

      With respect to warranty matters, as previously disclosed, a few customers have advised Delphi that they intend to pursue warranty claims vigorously. For each of the three month periods ended June 30, 2004 and 2003, our warranty expenses have been less than 0.4% of cost of sales. Although we cannot ensure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. Due to the nature of such indemnities we are not able to estimate the maximum amount.

      With respect to intellectual property matters, in May 2001, Litex, Inc. (“Litex”) filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. On November 12, 2003, during trial, the parties reached an agreement to dismiss the litigation with prejudice in favor of an agreement to submit the case to binding arbitration. Arbitration proceedings were held during the first week of April and the parties are awaiting a decision. Additionally, we are mediating patent infringement disputes with subsidiaries of Takata Corporation concerning vehicle occupant detection technologies. We believe we have valid defenses against the claims by Takata as well as valid claims against Takata for infringing our patents; however, the outcomes of these matters are inherently uncertain. Although each party has claims against the other, the extent to which such claims may offset each other, if at all, will depend on the relative strength of the parties’ claims and defenses.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      Our second quarter net sales were $7.5 billion, up from $7.1 billion in the second quarter of 2003. Non-GM revenues were $3.4 billion, or 45% of sales, up 23% from the second quarter of 2003. Our second quarter 2004 GM sales were $4.1 billion, down 4% from the second quarter of 2003. Net income for the second quarter 2004 was $131 million. Our net sales for the first six months of 2004 were $15.0 billion, up from $14.3 billion in the first six months of 2003. Non-GM revenues were $6.6 billion, or 44% of sales, up 23% from the first six months of 2003. Our GM sales for the first six months of 2004 were $8.3 billion, down 6% from the first six months of 2003. Net income for the first six months of 2004 was $185 million. Year over year, we benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles and other non-automotive applications. In addition, net income benefited from a continued decline in our effective tax rate.

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

      Consistent with the first quarter, we worked with our suppliers to proactively manage cost pressures related to the increasing costs of various commodities, including steel. While our overall material prices have declined during the first half of 2004, we have experienced higher commodity costs versus the comparable period in 2003. We expect that raw material steel supply will continue to be constrained during the second half of the year and cannot ensure that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that increased costs for steel or other commodities will not have a material adverse impact on earnings.

      Our 2003 employee and product line initiatives are ahead of schedule. We expect to see continued U.S. hourly attrition through the end of the year, with total U.S. hourly attrition in the range of 5,500 to 6,000. As a result of the additional 500 to 1,000 person attrition, we expect to incur up to $15 million of additional costs. Savings realized from our restructuring plans combined with other operating performance improvements have allowed us to continue to manage the challenges of legacy costs associated with declining GM revenues, rising wages, pension and healthcare costs, as well as continued price pressures.

Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003. The information presented below is based on our sector realignment which was effective January 1, 2004.

          Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

      Net Sales. Consolidated net sales by product sector and in total for the three months ended June 30, 2004 and 2003 were:

	Three Months Ended
	June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,755	$3,604
Electrical, Electronics & Safety	3,618	3,256
Automotive Holdings Group	698	765
Other	(522)	(531)

Consolidated net sales	$7,549	$7,094

      Consolidated net sales for the second quarter of 2004 were $7.5 billion compared to $7.1 billion for the same period of 2003. Our non-GM sales increased by $634 million, including $92 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $542 million or 20%. This non-GM sales increase was due to new business from diversifying our global customer base, increased production volumes, and incremental sales due to our recent acquisition, Delphi Grundig, partially offset by price decreases. As a percent of our net sales for the second quarter of 2004, our non-GM sales were 45%. Net sales to GM decreased by $179 million, net of $24 million of favorable foreign currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $203 million or 5% primarily due to volume and price decreases and decisions to exit certain businesses including generators. As mentioned above, our net sales were impacted by continued price pressures that resulted in price reductions of approximately $136 million, or 1.9% for the second quarter of 2004 compared to approximately $98 million or 1.3% for the second quarter of 2003.

      Gross Margin. Our gross margin was 12.1% for the second quarter of 2004 compared to gross margin of 12.0% for the second quarter of 2003. The slight increase reflects higher volumes with non-GM customers, lower material costs, and savings realized from our restructuring plans partially offset by the impact of higher wages, increased U.S. pension and healthcare expenses, and price decreases.

      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses of $402 million, 5.3% of net sales for the second quarter of 2004, were slightly lower than $422 million or 5.9% of total net sales for the second quarter of 2003. The slight decrease is primarily due to the 2003 legal settlement discussed below, partially offset by currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses in the second quarter of 2003 were $384 million or 5.4% of net sales.

      Depreciation and Amortization. Depreciation and amortization was $282 million for the second quarter of 2004 compared to $260 million for the second quarter of 2003; the increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. In 2003, depreciation and amortization included $8 million of portfolio related actions, principally facility closure costs.

      Employee and Product Line Charges. The charges for the second quarter of 2004 are discussed below in the “Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003 — Employee and Product Line Charges” analysis.

      Operating Income. Operating income was $196 million for the second quarter of 2004 compared to operating income of $172 million for the second quarter of 2003. The second quarter 2004 operating income includes charges of $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”). Management reviews our sector operating income results excluding the Second Quarter 2004 Charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months Ended
	June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$81	$134
Electrical, Electronics & Safety	316	256
Automotive Holdings Group	(134)	(158)
Other	(21)	(60)

Subtotal	242	172
Second Quarter 2004 Charges (a)	(46)	—

Total operating income	$196	$172

(a)	Represents the Second Quarter 2004 Charges of $12 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $7 million for Automotive Holdings Group and $3 million for Other.

      The increase in operating income from the second quarter of 2003 primarily reflected savings realized from our restructuring plans, material cost savings, and the 2003 legal settlement discussed above, partially offset by lower pricing and increased pension, healthcare and wages.

      Taxes. Our effective tax rate for the second quarter of 2004 was 12% compared to approximately 31% for the comparable period of 2003. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we will be making a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required. An adjustment to reduce the reserve was recorded during the quarter. Excluding the benefit of this reduction in reserves on income tax expense, our effective tax rate for the second quarter of 2004 was 20%. During the past year we have been experiencing a shift of our earnings to lower tax rate jurisdictions. In addition, we effected entity reorganization and tax planning activities, which is allowing increased amounts of earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. Finally, our effective tax rate benefited from lower statutory rates in certain foreign jurisdictions and U.S. tax law changes. As a result of the foregoing, our full year 2004 effective tax rate may continue to decline.

          Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

      Net Sales. Consolidated net sales by product sector and in total for the six months ended June 30, 2004 and 2003 were:

	Six Months Ended
	June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$7,455	$7,266
Electrical, Electronics & Safety	7,149	6,478
Automotive Holdings Group	1,424	1,587
Other	(1,068)	(1,055)

Consolidated net sales	$14,960	$14,276

      Consolidated net sales for the first six months of 2004 were $15.0 billion compared to $14.3 billion for the same period of 2003. Our non-GM sales increased by $1.2 billion including approximately $0.3 billion resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $0.9 billion or 17%. This non-GM sales increase was due to increased production volumes, new business from diversifying our global customer base, and incremental sales due to our recent acquisition, Delphi Grundig, partially offset by price decreases. As a percent of our net sales for the six months ended June 30, 2004, our non-GM sales were 44%. Net sales to GM decreased by $544 million, net of $89 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $633 million or 7%. This GM sales decrease was due to volume and price decreases and decisions to exit certain businesses. As mentioned above, our net sales were impacted by continued price pressures that resulted in price reductions of approximately $262 million, or 1.8% for the first six months of 2004, compared to approximately $209 million or 1.5% for first six months of 2003.

      Gross Margin. Our gross margin was 11.7% for the first six months of 2004 compared to gross margin of 12.1% for the first six months of 2003. The slight decrease reflects the impact of higher wages, increased U.S. pension and healthcare expenses, and price decreases partially offset by higher volumes with non-GM customers, lower material costs as well as savings realized from our restructuring plans.

      Selling, General and Administrative. Selling, general and administrative expenses of $805 million, 5.4% of total net sales for the first six months of 2004, were slightly lower than $811 million or 5.7% of total net sales for the first six months of 2003. The decrease is primarily due to the 2003 legal settlement discussed below, partially offset by currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses were $773 million or 5.4% of net sales.

      Depreciation and Amortization. Depreciation and amortization was $561 million for the first six months of 2004 compared to $513 million for the first six months of 2003; the increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. In 2003, depreciation and amortization included $8 million of portfolio related actions, principally facility closure costs.

      Employee and Product Line Charges. In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Based on progress to date, we now anticipate 500 to 1,000 additional hourly employees will leave Delphi bringing our total attrition to 5,500 to 6,000. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may flow back to GM. As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. Including the $15 million of costs for additional U.S. hourly employees, we expect to incur total charges related to these initiatives of approximately $822 million (pre-tax) through December 31, 2004, of which $46 million ($14 million in cost of sales and $32 million in employee and product line charges) and $136 million ($66 million in cost of sales and $70 million in employee and product line charges) were recorded during the three and six months ended June 30, 2004, respectively, and $616 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $70 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were met. During the second quarter of 2004, approximately 1,175 U.S. hourly employees flowed back to GM or retired. Cumulatively through June 30, 2004, approximately 4,925 U.S. hourly employees have left the company pursuant to these plans.

      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
2004 Charges	70	—	70
Usage during the first six months of 2004	(219)	—	(219	)(a)

Balance at June 30, 2004	$97	$5	$102	(b)

(a)	The total cash paid for the six months ended June 30, 2004 was $215 million, as shown on our consolidated Statement of Cash Flows. The $219 million of usage for the first six months of 2004 includes $145 million and $74 million for the three months ended March 31, 2004 and June 30, 2004, respectively. The $145 million of usage for the first three months of 2004 includes $4 million of non-cash special termination pension and postretirement benefits. In addition, we incurred $14 million and $66 million of cash costs associated with the 2004 Charges for the three and six months ended June 30, 2004, respectively, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      The estimated cash impact of these initiatives is approximately $0.7 billion, of which $88 million and $281 million was paid during the three and six months ended June 30, 2004, respectively, and $205 million was paid in 2003. We expect that up to $0.1 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

      Operating Income. Operating income was $317 million for the first six months of 2004 compared to operating income of $400 million for the first six months of 2003. The operating income for the first six months of 2004 includes charges of $66 million in cost of sales and $70 million in employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding the 2004 Charges. Accordingly, we have separately presented such amounts in the table below:

	Six Months Ended
	June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$153	$268
Electrical, Electronics & Safety	598	502
Automotive Holdings Group	(261)	(296)
Other	(37)	(74)

Subtotal	453	400
2004 Charges(a)	(136)	—

Total operating income	$317	$400

(a)	Represents the 2004 Charges of $56 million for Dynamics, Propulsion, Thermal & Interior, $44 million for Electrical, Electronics & Safety, $29 million for Automotive Holdings Group and $7 million for Other.

      The increase in operating income from the first six months of 2003 primarily reflected savings realized from our restructuring plans, material savings, and the 2003 legal settlement discussed above, partially offset by lower pricing and increased pension, healthcare and wages.

      Taxes. Our effective tax rate for the first six months of 2004 was 16% compared to approximately 31% for the comparable period of 2003. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we will be making a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required. An adjustment to reduce the reserve was recorded during the quarter. Excluding the benefit of this reduction in reserves on income tax expense, our effective tax rate for the first six months of 2004 was 21%. During the past year we have been experiencing a shift of our earnings to lower tax rate jurisdictions. In addition, we effected entity reorganization and tax planning activities, which is allowing increased amounts of earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. Finally, our effective tax rate benefited from lower statutory rates in certain foreign jurisdictions and U.S. tax law changes. As a result of the foregoing, our full year 2004 effective tax rate may continue to decline.

Liquidity and Capital Resources

          Overview of Capital Structure

      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.0 billion of outstanding debt at June 30, 2004, $2.0 billion was senior, unsecured debt with maturities ranging from 2006 to 2029 and approximately $0.4 billion was junior subordinated notes due to Delphi Trust I and II. This long-term debt primarily finances our long-term fixed assets. As of June 30, 2004, we have approximately $0.6 billion of short-term and other debt. We have highly varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, uncommitted facilities including bank lines, factoring lines and to a limited extent, commercial paper. Although the latter group is not committed, we expect these facilities typically would be available to us, if and when needed. We also maintain $3.0 billion of committed Credit Facilities, which we have had in place since our separation from GM. We have never used any of the $3.0 billion of committed Credit Facilities. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event and do not expect to utilize these facilities in the near term.

      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. For the first six months of 2004, we used our cash flow to generate revenue growth, reduce structural costs, make a pension contribution, and pay dividends. Our pension contribution of $0.6 billion in June 2004 more than fulfills our ERISA pension funding minimums for 2004. We anticipate $0.4 billion of payments from our restructuring programs announced in October 2003, and $0.2 billion of dividends for the calendar year 2004. We expect that we will be able to fund these amounts with cash flow from operations. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for residual value guarantees and purchase options on operating leases, if exercised, as they become due.

          Available Credit Facilities

      Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), reduced by the amount of any outstanding letters of credit. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2005. Both revolving credit lines were renewed in the second quarter of 2004. Except for the extension of expiration date, the terms of these credit facilities remain substantially unchanged. We have never borrowed under either of these Credit Facilities. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with the financial covenant and all other covenants as of June 30, 2004.

          Other Financing Transactions

      We maintain a revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). This program has been accounted for as the sale of accounts receivable. As of June 30, 2004, we had $600 million of accounts receivable sold under this program. The U.S. Facility Program has $600 million available and expires March 28, 2005. We currently anticipate that we will renew this program annually, with the potential for further increases to the program as our non-GM receivables continue to grow. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities that, if not met, could result in a termination of the agreement. At June 30, 2004, we were in compliance with the financial covenant and all other covenants. From time to time, certain subsidiaries may also sell receivables in the normal course of their operations. Such sales are generally consistent year to year and do not significantly impact our liquidity.

      In November 2003, we entered into a €300 million ($363 million at June 30, 2004 currency exchange rates) and £30 million ($54 million at June 30, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of June 30, 2004, we had no significant accounts receivable transferred under this program. The program expires on November 4, 2004 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities (discussed above) that, if not met, could result in a termination of the agreement. At June 30, 2004, we were in compliance with all such covenants.

      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that, if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At June 30, 2004, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. We have an additional synthetic lease, for an operation in Ohio, which is accounted for as an operating lease under generally accepted accounting principles. Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.

          Customer Financing Programs

      We maintain a program with General Electric Capital Corporation (“GECC”) that allows our some of suppliers to factor their receivables from us to GECC for early payment. This program also allows us to have GECC pay our suppliers on our behalf, providing extended payment terms to us. Delphi has decided to discontinue this program in the future. Thus, we are minimizing our involvement in the program throughout the remainder of this year.

      Our June 30, 2004 short-term debt balance includes $45 million of accounts payable that were factored by our suppliers to GECC but which are still within our stated payment terms to our suppliers. There were no payables beyond their stated terms at June 30, 2004.

      Some of our customers have similar arrangements with GECC, which allows us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in one of these programs, our receivables are reduced and our cash balances are increased. We did not participate in any of these programs at June 30, 2004.

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

          Cash Flows

      Operating Activities. Net cash provided by operating activities totaled $0.6 billion and $0.4 billion for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities in the first six months of 2004 and 2003 were impacted by contributions to our U.S. pension plans of $0.6 billion in each year. In addition, net cash provided by operating activities for the first six months of 2004 was impacted by cash paid for employee and product line initiatives totaling approximately $.3 billion.

      Investing Activities. Cash flows used in investing activities totaled $0.4 billion for each of the six months ended June 30, 2004 and 2003. The use of cash in the first six months of 2004 and 2003 reflected capital expenditures related to ongoing operations.

      Financing Activities. Net cash used in financing activities was $0.4 billion and $0.2 billion for the six months ended June 30, 2004 and 2003, respectively. Net cash used in financing activities during the six months ended June 30, 2004 reflected a repayment of the 6.125% senior notes due May 1, 2004, partially offset by proceeds received from short-term borrowings. Net cash used in financing activities during the first six months of 2003 reflected repayments of short-term borrowings. Both periods also reflect the payments of dividends.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 22, 2004, which is payable on August 3, 2004 to holders of record on July 6, 2004. The dividend declared on March 1, 2004 was paid on April 12, 2004.

      Stock-Based Compensation. In May 2004, Delphi’s existing equity compensation plans expired and shareholders approved a new equity plan. The plan provides for the issuances of up to 36.5 million shares of common stock to named executive officers and other employees, pursuant to stock options and other equity awards, such as restricted stock and restricted stock units. During the second quarter, we issued approximately 4.5 million restricted stock units and approximately 6.8 million options. The table below reflects the impact of our newly adopted equity compensation plan on total options and rights outstanding and shares available for future awards against all plans as of June 30, 2004 and December 31, 2003.

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	and Rights(a)	and Rights(b)	Compensation Plans

	(in thousands)		(in thousands)
June 30, 2004
Equity compensation plans approved by stockholders	73,199	$12.35	25,165
Equity compensation plans not approved by stockholders	25,357	$16.47	—

Total	98,556	$13.41	25,165

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	and Rights(a)	and Rights(b)	Compensation Plans

	(in thousands)		(in thousands)
December 31, 2003
Equity compensation plans approved by stockholders	64,536	$12.87	15,154
Equity compensation plans not approved by stockholders	25,900	$16.48	—

Total	90,436	$13.95	15,154

(a)	Includes approximately 65.8 million outstanding options and approximately 7.4 million outstanding restricted stock units as of June 30, 2004 and 60.5 million outstanding options and approximately 4.0 million outstanding restricted stock units as of December 31, 2003.

(b)	Includes weighted-average exercise price of outstanding options only.

Outlook

      Consistent with the automotive supply industry generally, we continue to experience significant competitive pressure and expect to face continued downward pricing pressures from vehicle manufacturers. We seek to meet our customer price expectations through the continued transformation of our manufacturing footprint and application of lean enterprise principles. As discussed in more detail below, our GM sales have declined since our separation from GM. However, our non-GM revenue is expected to continue to grow, up 23% in the first six months of 2004 over the comparable period of 2003 and representing 44% of our sales for the first six months of 2004.

      We expect our third quarter 2004 sales to be in the range of $6.4 billion to $6.8 billion. These 2004 sales reflect favorable currency effects of approximately $120 million to $140 million; excluding such favorable effects, expected revenue would be $6.3 billion to $6.7 billion, $0.3 billion less than to $0.1 billion more than the third quarter 2003 sales of $6.6 billion. The lower sales in 2004 versus 2003 reflect our expectations for lower vehicle manufacturers’ (“VM”) production levels in the third quarter of 2004 versus the comparable quarter in 2003. Due to lower VM production levels, we expect to incur a net loss in the third quarter, including expected employee and product line charges, between $10 million and $40 million. Excluding expected employee and product line charges of up to $20 million (after-tax) under the programs announced in October 2003, we expect our earnings (loss) in the third quarter to range from a net loss of $20 million to positive net income of $10 million. As discussed under Results of Operations — Taxes, we are currently evaluating our annual effective tax rate and may revise the rate downward in the third quarter. Such a revision, if any, would have the effect of recording a tax benefit in the third quarter to cumulatively adjust our tax rate for the year to the appropriate rate and has been contemplated in the earnings guidance range set forth above.

      Delphi continues to implement productivity improvements and related activities designed to reduce overhead, improve manufacturing processes and streamline our value stream. In addition, we continue to rationalize our portfolio, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions, as well as wages in non-U.S. locations. We are achieving and anticipate continued hourly attrition as well as flowback of UAW represented Delphi employees to GM. In addition, we are engaged in dialogue with our unions regarding our plans for consolidation of four AHG sites: Olathe, Kansas; Tuscaloosa, Alabama; Flint West, Michigan; and Anaheim, California. Also, in April 2004, Delphi and the UAW finalized a seven-year Supplement to the 2003 UAW-Delphi National Agreement, setting new wage and benefit levels for future hires. These future hires are expected to be phased into our operations over the next several years.

      As stated earlier, we have been successful in managing commodity cost pressures, in part by leveraging our contractual rights and negotiating commercial accommodations, related to increased commodity costs including steel. We expect that these pressures will continue during the remainder of the year. Accordingly, while we will continue to take actions as necessary to manage these risks and proactively work with our supply and customer base, we cannot ensure that we will not experience increased commodity costs or disruptions in the supply of steel over the remainder of the year or longer term, or that such increased costs will not have a material adverse impact on earnings.

      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 56% of our net sales for the first six months of 2004. Our sales to GM have declined since our separation from GM; principally due to lower GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to them. We continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new GM business, our revenues may decline further. In the fourth quarter of 2003, Delphi and GM reached an agreement on a growth and opportunity process that provides for advanced review of sourcing opportunities, which should stabilize business at Delphi’s U.S. legacy sites. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as cost-reduction initiatives. Our GM North America content per vehicle for the second quarter of 2004 was $2,577. We continue to project our sales beyond the second quarter of 2004 to grow modestly assuming projected production levels, with non-GM sales increasing and GM sales decreasing.

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

      We expect our full year 2004 effective tax rate, excluding the $12 million reduction of income tax reserves, to be in the range of 15% to 21%. The next routine U.S. federal tax audit of our tax returns (covering the 2001 and 2002 years) has now commenced and is expected to be completed sometime in 2005. In addition, legislation currently pending in the U.S. Congress could have the effect of reducing the tax rate applicable to certain portions of our income and, accordingly, could cause a reduction in the value of certain deferred tax assets. The amount of this reduction, if any, cannot be quantified until the legislation is enacted and the tax and accounting rules applicable thereto are clarified. Additional legislation is currently pending that could positively impact the tax cost of repatriating earnings by our non-U.S. subsidiaries to the U.S. We continue to monitor these legislative matters, as well as our expected capital requirements in the U.S., to ensure our deferred tax assets are appropriate.

Environmental Matters

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio. The Tremont City Landfill Site proceeding, which is alleged to concern ground water contamination, is currently being investigated and involves multiple other PRPs. Based on the information gathered to date, Delphi has been identified as the largest waste-generator PRP; however, we expect that other parties, including landfill operator and transporter PRPs, will ultimately have to share a significant portion of any overall site costs. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The investigation is expected to be completed during 2005, as various EPA reviews are required through each phase of the study. Current preliminary assessments indicate that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Based on cost estimates received to date, we have included an estimate of our share of the potential costs of capping and future monitoring of the site plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. As the investigation proceeds, we will periodically re-assess any potential remediation costs and, as appropriate, our overall environmental reserves.

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

      We have designed our disclosure controls and procedures to ensure that material information related to Delphi, including our consolidated subsidiaries, is made known to our Disclosure Committee, including our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures as of the end of each quarter. As of June 30, 2004, we believe that such controls and procedures are operating effectively as designed.

      We presented the results of our most recent evaluation to our independent auditors, Deloitte & Touche LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information. Although our evaluation showed no significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting, as we refine our procedures in preparation for the assessment of effectiveness under Section 404 of Sarbanes-Oxley Act of 2002, we consider the evaluation an important tool to identify areas to improve the operation of such controls, either by increasing their effectiveness or improving their efficiency.

      We have been and continue to deploy SAP’s enterprise software solution to replace legacy software systems in our businesses at various global locations. We believe that SAP provides us with enhanced data quality and process efficiency over our current legacy systems by improving the systematic processing, internal controls and availability of both financial and non-financial information for managing our businesses. We expect to continue deployment of SAP throughout 2004 and beyond.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in three patent infringement suits with subsidiaries of Takata Corporation, all concerning vehicle occupant detection technologies; two filed against Delphi by Automotive Systems Laboratory, Inc. and Takata Seat Belts, Inc. in Federal Court in Delaware and the Western District of Texas, respectively, and a third filed by Delphi against Automotive Systems Laboratory, Inc. and TK Holdings, Inc., in Federal Court in the Eastern District of Michigan. The parties have agreed to pursue mediation of these cases. We believe we have valid claims and defenses in all three suits, however the outcomes of these matters are inherently uncertain. Although each party has claims against the other, the extent to which such claims may offset each other, if at all, will depend on the relative strength of each parties’ claims and defenses.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers

      The following table sets forth, for each of the months indicated, the total number of shares purchased by Delphi or on our behalf by any affiliated purchaser, the average price paid per share, the number of shares purchased as part of a publicly announced repurchase plan or program, and the maximum number of shares or approximate dollar value that may yet be purchased under the plans or programs.

					Maximum Number of
				Total Number of Shares	Shares that May Yet
			Average	Purchased as Part of	Be Purchased Under
	Total Number of		Price Paid	Publicly Announced	the Plans or
Period	Shares Purchased		Per Share	Plans or Programs(a)	Programs(a)

April 1, 2004 through April 30, 2004	603,000	(b)	$9.99	—	19,000,000

May 1, 2004 through May 31, 2004	1,463,166	(b)(c)	$10.17	—	19,000,000

June 1, 2004 through June 30, 2004	N/A		N/A	—	19,000,000

Total	2,066,166		$10.12	—	19,000,000

(a)	As part of Delphi’s stock repurchase program, in January of 2004, the board of directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2005 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Includes open-market purchases by the trustee of Delphi’s 401(k) plans to fund investments by employees in our common stock, one of the investment options available under such plans.

(c)	Amount also includes 338,166 shares of common stock that were withheld to satisfy our tax withholding obligations arising upon vesting of restricted stock units issued pursuant to our equity based compensation plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Delphi was held on May 6, 2004. At the meeting, the following matters were submitted to a vote of the stockholders of Delphi:

(1)	The election of three directors to serve for a three-year term beginning at the 2004 Annual Stockholders’ Meeting and expiring at the 2007 Annual Stockholders’ Meeting. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Oscar de Paula Bernardes Neto	366,508,610	119,614,018
Dr. Bernd Gottschalk	367,044,788	119,077,840
John D. Opie	367,204,719	118,917,909

(2)	The ratification of the appointment of Deloitte & Touche LLP as Delphi’s independent public accountants for the year ending December 31, 2004:

For	Against	Abstain

469,342,498	11,503,999	5,276,126

(3)	The approval of the Delphi Corporation Annual Incentive Plan:

For	Against	Abstain

373,007,639	42,940,408	6,567,969

(4)	The approval of the Delphi Corporation Long-Term Incentive Plan:

For	Against	Abstain

271,925,179	144,127,233	6,463,598

See Management’s Discussion and Analysis — Stock-Based Compensation disclosure for a summary of shares available for issuance under the new Plan as compared to the previous plans, which expired in May 2004.

(5)	A stockholder proposal requesting the Board of Directors to approve the proposal for the redemption of Delphi’s stockholders’ rights plan:

For	Against	Abstain

300,327,973	114,814,663	7,372,379

(6)	A stockholder proposal requesting the Board of Directors to approve the proposal for the annual election of directors:

For	Against	Abstain

315,009,485	100,335,866	7,170,735

(7)	A stockholder proposal requesting the Board of Directors to approve the proposal for the adoption of a code for Delphi’s international operations:

For	Against	Abstain

85,669,629	290,884,679	45,959,781

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

10(a)	364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 18, 2004.

10(b)	5-Year Second Amended and Restated Competitive Advance and Revolving Credit Facility dated June 18, 2004.

31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) REPORTS ON FORM 8-K

      During the three months ended June 30, 2004 for which this report is filed, Delphi filed the following reports on Form 8-K:

      April 16, 2004, Form 8-K reporting under “Item 12. Disclosure of Results of Operations and Financial Condition” the filing of financial information containing highlighted financial data for the three months ended March 31, 2004.

      April 30, 2004, Form 8-K reporting under “Item 9. Regulation FD Disclosure” disclosing the finalization of a seven-year Supplement to the 2003 UAW-Delphi National Agreement.

      May 18, 2004, Form 8-K reporting under “Item 5. Other Events and Regulation FD Disclosure” disclosing supplemental information pertaining to the Supplement to the 2003 UAW — Delphi National Agreement.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHI CORPORATION (Registrant)

July 16, 2004	/s/ JOHN D. SHEEHAN
John D. Sheehan, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

10(a)	364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 18, 2004.

10(b)	5-Year Second Amended and Restated Competitive Advance and Revolving Credit Facility dated June 18, 2004.

31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.