Form 10-Q/A
period 2004-03-31
DELPHI CORP
filed 2005-06-30
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q/A
(Amendment No. 1)

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☑.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑  No ☐.
      As of March 31, 2004 there were 560,345,280 outstanding shares of the registrant’s $0.01 par value common stock.

Explanatory Note
      This Amendment No. 1 on Form 10-Q/ A (“Form 10-Q/ A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2004 (the “Original Filing”), is being filed to reflect the restatement of our consolidated balance sheets at March 31, 2004 and December 31, 2003, our consolidated statements of income, and our consolidated statements of cash flows for each of the three month periods ended March 31, 2004 and March 31, 2003, and the notes related thereto. The decision to restate Delphi’s consolidated financial statements was previously announced in our Current Report on Form 8-K filed with the SEC on March 4, 2005. The decision to restate was based on the findings of an internal investigation conducted by Delphi’s Audit Committee of the Board of Directors. For a more detailed description of these restatements, see Note 2 Restatement to the accompanying consolidated financial statements contained in this Form 10-Q/ A.
      Although this Form 10-Q/ A sets forth the Original Filing in its entirety, this Form 10-Q/ A only amends and restates Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
      Except for the foregoing amended information, this Form 10-Q/ A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our amended Quarterly Report on Form 10-Q/ A for the quarterly period ended June 30, 2004, Form 10-Q for the quarterly period ended September 30, 2004 and/or by our Annual Report on Form 10-K for the year ended December 31, 2004, which are being filed concurrently with the filing of this Form 10-Q/ A, or other reports filed with the SEC subsequent to the date of this filing.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions, except
	per share amounts)
Net sales:
General Motors and affiliates	$4,189	$4,555
Other customers	3,216	2,622

Total net sales	7,405	7,177

Operating expenses:
Cost of sales, excluding items listed below	6,564	6,321
Selling, general and administrative	378	363
Depreciation and amortization	282	255
Employee and product line charges	38	—

Total operating expenses	7,262	6,939

Operating income	143	238
Interest expense	(62)	(48)
Other income (expense), net	(6)	(4)

Income before income taxes, minority interest, and equity income	75	186
Income tax expense	(23)	(66)
Minority interest, net of tax	(11)	(11)
Equity income	22	15

Net income	$63	$124

Earnings per share
Basic and diluted	$0.11	$0.22

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$829	$893
Accounts receivable, net:
General Motors and affiliates	2,706	2,327
Other customers	1,632	1,501
Retained interest in receivables, net	893	717
Inventories, net:
Productive material, work-in-process and supplies	1,394	1,318
Finished goods	469	478
Deferred income taxes	374	367
Prepaid expenses and other	287	269

Total current assets	8,584	7,870
Long-term assets:
Property, net	6,276	6,399
Deferred income taxes	4,037	3,961
Goodwill	770	773
Other intangible assets	68	81
Pension intangible assets	1,167	1,167
Other	826	815

Total assets	$21,728	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,114	$892
Accounts payable	3,308	3,133
Accrued liabilities	3,010	2,684

Total current liabilities	7,432	6,709
Long-term liabilities:
Long-term debt	2,074	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,403	3,577
Postretirement benefits other than pensions	5,869	5,697
Other	884	905

Total liabilities	20,074	19,452

Commitments and contingencies (Note 10)
Minority interest	183	168
Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,663	2,660
Retained earnings	1,021	997
Minimum pension liability	(2,006)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(138)	(136)
Treasury stock, at cost (4.7 million shares in 2004 and 2003)	(75)	(75)

Total stockholders’ equity	1,471	1,446

Total liabilities and stockholders’ equity	$21,728	$21,066

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions)
Cash flows from operating activities:
Net income	$63	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	255
Deferred income taxes	(84)	45
Employee and product line charges	38	—
Equity income	(22)	(15)
Changes in operating assets and liabilities:
Accounts receivable and retained interest in receivables, net	(686)	(450)
Inventories, net	(67)	(3)
Prepaid expenses and other	7	48
Accounts payable	175	143
Employee and product line charge obligations	(141)	(24)
Accrued and other long-term liabilities	424	(51)
Other	51	(40)

Net cash provided by operating activities	40	32

Cash flows from investing activities:
Capital expenditures	(229)	(247)
Proceeds from sale of property	15	15
Other	—	27

Net cash used in investing activities	(214)	(205)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	153	(42)
Dividend payments	(39)	(39)
Issuances of treasury stock	—	1
Other	(2)	(11)

Net cash provided by (used in) financing activities	112	(91)

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	5

Decrease in cash and cash equivalents	(64)	(259)
Cash and cash equivalents at beginning of period	893	1,028

Cash and cash equivalents at end of period	$829	$769

See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
      General — Delphi Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and its subsidiaries.
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
      Adoption of FSP 106-2 — On May 19, 2004, the FASB issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements Relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” providing additional guidance relating to the accounting for the effects of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”) enacted on December 8, 2003. Because Delphi’s normal measurement date for other post retirement benefit obligations is September 30 of each year, FSP 106-2 requires a one-quarter lag from the remeasurement date (December 8, 2003) before applying the effects of the Act. In connection with the adoption of the provisions of FSP 106-2 in the third quarter of 2004, Delphi retroactively reduced net income for the three months ended March 31, 2004 by $7 million and increased net income for the three months ended June 30, 2004 by $2 million. The adoption of FSP 106-2 did not impact net income for any period in 2003.

	Three Months
	Ended March 31,

	2004	2003

	(in millions)
Net income, as reported in Form 10-Q, filed on April 16, 2004	$54	$127
Effect of adoption of FSP 106-2, net	(7)	—

Adjusted net income, prior to restatement (See Note 2)	$47	$127

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

	Three Months
	Ended March 31,

	2004	2003

	(in thousands)
Weighted average shares outstanding	560,340	559,561
Effect of dilutive securities	3,282	170

Diluted shares outstanding	563,622	559,731

      Securities excluded from the computation of diluted earnings per share:

	Three Months
	Ended March 31,

	2004	2003

	(in thousands)
Anti-dilutive securities	73,052	84,246

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
      If we accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income and basic and diluted earnings per share would have been as follows:

	Three Months
	Ended March 31,

	2004	2003

	(in millions,
	except per share
	amounts)
Net income, as reported	$63	$124
Add: Stock-based compensation expense recognized, net of related tax effects	2	1
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(4)

Pro forma net income	$61	$121

Earnings per share:
Basic and diluted — as reported	$0.11	$0.22

Basic and diluted — pro forma	$0.11	$0.22

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
      Reclassifications — Reclassifications have been made to present minority interest and equity income separately in the Consolidated Statements of Income, which also resulted in a reclassification of income tax expense. Intangible assets and minority interest have been reclassified for separate presentation on the Consolidated Balance Sheets. Equity income has also been reclassified in the Consolidated Statements of Cash Flows.

2.	RESTATEMENT
      These consolidated financial statements have been restated in order to reflect adjustments to the Company’s quarterly financial information originally reported on Form 10-Q for the quarterly period ended March 31, 2004. The restatement also affects the three months ended March 31, 2003. Amounts disclosed in this note that are as of or for the periods ended March 31, 2004, or March 31, 2003 are all unaudited. The restated financial statements have been prepared by management and reflect all adjustments known to management.
      Refer to Note 2 Restatement and Item 6. Selected Financial Data in the 2004 Form 10-K, which is being filed concurrently with this Form 10-Q/ A, for further discussion of this restatement including the adjustments recorded in the 2003 and 2002 annual periods and quarterly periods of 2004 and 2003. This note discusses the restatement adjustments included in the 2004 Form 10-K as they relate to the first quarters of 2004 and 2003.
      The decision to restate originally reported financial information was based on the results of an independent investigation conducted by the Audit Committee of Delphi’s Board of Directors. The investigation was initiated in response to a Securities and Exchange Commission (the “SEC”) inquiry regarding the accounting for certain transactions with suppliers of information technology services in 2001. The transactions under the Audit Committee internal review included rebates, credits or other lump sum payments received from suppliers or paid to customers from 1999 to 2004. In the course of the investigation, the Audit Committee also examined Delphi’s accounting for transactions involving the disposition of indirect material and inventory and certain other transactions. Based on an assessment of the impact of the adjustments, management and the Audit Committee determined that restatement of Delphi’s originally issued consolidated financial statements was required.
      The following table summarizes the impact of these adjustments to Delphi’s originally reported net income for the three months ended March 31, 2004, and March 31, 2003. These adjustments impacted originally reported sales, costs of sales, selling, administrative and other expenses and income tax expense on the statement of operations.

	Three Months
	Ended March 31,

	2004	2003

	(in millions)
As previously reported net income, adjusted for FSP 106-2 adoption (See Note 1)	$47	$127
Adjustments:
Information technology service provider rebates(a)	3	2
Non-IT supplier rebates(a)	3	—
Deferred expense recognition for IT services(b)	4	14
Warranty settlements with former parent company(c)	4	(6)
Period-end accruals and out of period items(d)	15	(5)
Other(e)	(8)	(8)

Total	21	(3)
Related tax effects	(5)	—

Total adjustments, net of tax	16	(3)

Net income, as restated	$63	$124

      The following represent the adjustments included in the restatement (all amounts are pre-tax unless otherwise noted):

(a)	Information technology service provider and non-IT supplier rebates
      Delphi recognized the benefit of payments and credits received for entering into agreements for future information technology and other services or products in the periods in which the credits were received rather than in the periods when the contracted services were performed or the products were delivered. In addition, in some instances credits were recognized without sufficient certainty of the collectibility of the amounts recorded. Finally, Delphi did not recognize liabilities for certain payments from IT suppliers that were repayable.

(b)	Deferred expense recognition for IT services
      Delphi improperly deferred recognition of approximately $22 million of payments made for system implementation services in 2002. These payments should have been recorded as expense when services were rendered, rather than deferred and recorded as an expense in later periods.

(c)	Warranty settlements with former parent company
      In 2000 and 2001, Delphi improperly accounted for cash payments of $202 million to, and credits of $30 million received from, its former parent company in settlement of warranty obligations between the two companies. The cash payments should have been recorded as additional warranty expense rather than as a reduction of Delphi’s pension benefit obligations. The credits should have been recognized as a reduction to warranty obligations when utilized. The income impact of the warranty settlement adjustments is partially offset by the reversal of pension expense recognized in conjunction with the original accounting treatment. In addition, Delphi should have recognized a $10 million warranty obligation to its former parent in the first quarter of 2003.

(d)	Period-end Accruals and Out-of-period Adjustments
      Delphi identified obligations that were not properly accrued for at the end of an accounting period. Additionally, as part of the restatement process, accounting adjustments were identified that were not recorded in the proper period. These items were not material to the financial statements as originally reported. However, as part of the restatement, these out-of-period adjustments are being recognized in the period in which the underlying transaction occurred.

(e)	Other
      Represents adjustments recorded to correct other miscellaneous items identified in the restatement, none of which are individually significant. Amounts include balance sheet reclassifications required to give effect to restatement adjustments, including the reclassification of tax-related liabilities from long-term to current of approximately $395 million and $407 million for the periods ended March 31, 2004 and December 31, 2003, respectively.

      The following is a summary of the impact of the restatement on the originally issued consolidated statement of operations, consolidated balance sheets and consolidated statement of cash flows included in this filing.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

	As Originally		As Originally
	Reported(1)	As Restated	Reported	As Restated

	(in millions, except		(in millions, except
	per share amounts)		per share amounts)
Net sales:
General Motors and affiliates	$4,190	$4,189	$4,555	$4,555
Other customers	3,221	3,216	2,627	2,622

Total net sales	7,411	7,405	7,182	7,177

Operating expenses:
Cost of sales, excluding items listed below	6,580	6,564	6,312	6,321
Selling, general and administrative	403	378	389	363
Depreciation and amortization	279	282	253	255
Employee and product line charges	38	38	—	—

Total operating expenses	7,300	7,262	6,954	6,939

Operating income	111	143	228	238
Interest expense	(59)	(62)	(45)	(48)
Other income (expense), net	(2)	(6)	(1)	(4)

Income before income taxes, minority interest, and equity income	50	75	182	186
Income tax expense	(14)	(23)	(59)	(66)
Minority interest, net of tax	(11)	(11)	(10)	(11)
Equity income	22	22	14	15

Net income	$47	$63	$127	$124

Earnings per share
Basic and diluted	$0.08	$0.11	$0.23	$0.22

CONSOLIDATED BALANCE SHEETS

	March 31, 2004		December 31, 2003

	As Originally		As Originally
	Reported(1)	As Restated	Reported	As Restated

	(in millions)		(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$808	$829	$880	$893
Accounts receivable, net:
General Motors and affiliates	2,706	2,706	2,326	2,327
Other customers	1,590	1,632	1,438	1,501
Retained interest in receivables, net	893	893	717	717
Inventories, net:
Productive material, work-in-process and supplies	1,581	1,394	1,518	1,318
Finished goods	473	469	478	478
Deferred income taxes	364	374	420	367
Prepaid expenses and other	282	287	269	269

Total current assets	8,697	8,584	8,046	7,870
Long-term assets:
Property, net	6,067	6,276	6,167	6,399
Deferred income taxes	3,931	4,037	3,835	3,961
Goodwill	770	770	776	773
Other intangible assets	68	68	79	81
Pension intangible assets	1,167	1,167	1,167	1,167
Other	834	826	834	815

Total assets	$21,534	$21,728	$20,904	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$977	$1,114	$801	$892
Accounts payable	3,333	3,308	3,158	3,133
Accrued liabilities	2,545	3,010	2,232	2,684

Total current liabilities	6,855	7,432	6,191	6,709
Long-term liabilities:
Long-term debt	2,022	2,074	2,022	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412	412	412
Pension benefits	3,403	3,403	3,574	3,577
Postretirement benefits other than pensions	5,869	5,869	5,697	5,697
Other	1,246	884	1,271	905

Total liabilities	19,807	20,074	19,167	19,452

Commitments and contingencies (Note 10)
Minority interest	181	183	167	168
Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6	6	6
Additional paid-in capital	2,672	2,663	2,667	2,660
Retained earnings	1,249	1,021	1,241	997
Minimum pension liability	(2,118)	(2,006)	(2,118)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(188)	(138)	(151)	(136)
Treasury stock, at cost (4.7 million shares in 2004 and 2003)	(75)	(75)	(75)	(75)

Total stockholders’ equity	1,546	1,471	1,570	1,446

Total liabilities and stockholders’ equity	$21,534	$21,728	$20,904	$21,066

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

	As Originally	As	As Originally	As
	Reported(1)	Restated	Reported	Restated

	(in millions)		(in millions)
Cash and cash equivalents at beginning of period	$880	$893	$1,014	$1,028
Cash flows provided by operating activities	14	40	4	32
Cash flows used in investing activities	(230)	(214)	(194)	(205)
Cash flows provided by (used in) financing activities	146	112	(74)	(91)
Effect of exchange rate changes on cash	(2)	(2)	5	5

Net decrease in cash and cash equivalents	(72)	(64)	(259)	(259)

Cash and cash equivalents at end of period	$808	$829	$755	$769

(1)	As originally reported reflects the adoption of FSP 106-2 in the third quarter of 2004. Refer to Note 1 Basis of Presentation for further information.
      Certain amounts in the notes to the consolidated financial statements have been restated to reflect the restatement adjustments described above.

3.	EMPLOYEE AND PRODUCT LINE CHARGES
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $765 million (pre-tax) through December 31, 2004, of which $90 million ($52 million in cost of sales and $38 million in employee and product line charges) was recorded during the first quarter of 2004 and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $114 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004, including $31 million in the DPTI sector, $44 million in the EES sector and $33 million in the AHG sector. During the first quarter of 2004, approximately 2,150 U.S. hourly employees flowed back to GM or retired while 400 U.S. salaried employees and 1,350 non-U.S. employees retired or separated under a variety of programs. Cumulatively through March 31, 2004, approximately 3,750 U.S. hourly employees, 500 U.S. salaried employees, and 2,900 non-U.S. employees have left the company pursuant to these plans.
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
      The estimated cash impact of the 2003 initiatives is approximately $0.7 billion, of which $193 million was paid in the first quarter of 2004 and $176 million was paid in 2003. We expect that up to $0.3 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

4.	ASSET SECURITIZATION
          U.S. Program
      We maintained a $600 million revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”) in 2004. Under this U.S. Facility Program, we sell a portion of our U.S. originated trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically finance the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks are obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the undivided interest sold to the Conduits is excluded from our consolidated balance sheet thereby reducing our accounts receivable. The value of the retained interest in receivables held by DR, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. As of March 31, 2004, the retained interest in receivables, net was $893 million. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary.
      At the time DR sold the undivided interest to the Conduits, the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 1.6%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $0.7 million for the three months ended March 31, 2004. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables, including receivables that are not sold under the U.S. Facility Program. We can elect to keep the collections and sell additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of sales of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program do not result in the recognition of a servicing asset or liability under the provisions of SFAS 140 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.
      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, was renewed on March 29, 2004 and extended through March 24, 2005. The program was increased from $500 million to $600 million in March 2004 and can be extended for additional 364-day periods based upon the mutual agreement of the parties. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At March 31, 2004, we were in compliance with all such covenants.

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
          European Program
      In November 2003, we entered into a €330 million ($402 million at March 31, 2004 currency exchange rates) and £30 million ($55 million at March 31, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of March 31, 2004 and 2003, we had no significant accounts receivable transferred under this program. The program can be extended based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At March 31, 2004 and 2003, we were in compliance with all such covenants.
      The program was renewed in December 2004 at €225 million ($274 million at March 31, 2004 currency exchange rates) and £10 million ($18 million at March 31, 2004 currency exchange rates) and currently expires on December 1, 2005. The program can be extended upon the mutual agreement of the parties. Further, in March 2005 Delphi amended the European trade receivables securitization program to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and amended other procedural terms.

5.	WARRANTIES
      We recognize expected warranty costs for products sold principally at the time of sale of the product based on management estimates of the amount that will eventually be required to settle such obligations. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.

      The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2004.

March 31,
2004

(in millions)
Beginning accrual balance at December 31, 2003	$258
Provision for estimated warranties accrued during the three-month period	28
Accruals for pre-existing warranties (including changes in estimates)	8
Settlements made during the three-month period (in cash or in kind)	(33)
Foreign currency translation	(2)

Ending accrual balance at March 31, 2004	$259

      Approximately $173 million and $165 million of the warranty accrual balance as of March 31, 2004 and December 31, 2003, respectively is included in accrued liabilities in the accompanying consolidated balance sheet. The remainder of the warranty accrual balance is included in other long-term liabilities.

6.	PENSION AND OTHER POSTRETIREMENT BENEFITS
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
      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year for U.S. salaried and hourly employees:

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(in millions)		(in millions)
Service cost	$71	$65	$45	$42
Interest cost	175	161	128	115
Expected return on plan assets	(181)	(162)	—	—
Amortization of prior service cost	35	23	(1)	—
Amortization of net loss	35	27	35	18
Special termination benefits	3	—	1	—

Net periodic benefit cost	$138	$114	$208	$175

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. The pension expense for these locations for the three months ended March 31, 2004 and 2003 was $22 million and $16 million, respectively. During the three months ended March 31, 2004, Delphi made no contributions to its pension plans.
      Other postretirement benefits expense in the first quarter of 2004 increased by $33 million compared to the first quarter of 2003. The total impact of the Act on our actuarial liability was $0.5 billion and is being accounted for as an actuarial gain that will be amortized as a reduction of our periodic cost (expense) and balance sheet liability over the next ten to twelve years.
      Effective March 1, 2005 Delphi amended its health care benefits plan for salaried retirees. Under this plan amendment effective January 1, 2007, Delphi reduced its obligations to current salaried active employees, all current retirees and surviving spouses who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, the expected impact of this amendment will be a decrease in the OPEB liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment will begin in June 2005.

7.	DERIVATIVES AND HEDGING ACTIVITIES
      Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, we aggregate the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within our operations, we enter into various derivative transactions pursuant to our risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our documented policy. We do not hold or issue derivative financial instruments for trading purposes.
      The fair value of derivative financial instruments as of March 31, 2004 and December 31, 2003 included current and non-current assets of $64 million and $58 million, respectively and current and non-current liabilities of $16 million and $55 million, respectively. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of March 31, 2004, were $44 million after-tax ($70 million pre-tax). Of this pre-tax total, a gain of approximately $60 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $4 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $8 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

8.	STOCKHOLDERS’ EQUITY
      Changes in stockholders’ equity for the three months ended March 31, 2004 were:

					Accumulated Other
					Comprehensive Loss

	Common Stock		Additional		Minimum			Total
			Paid-In	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2004 (As restated, see Note 2)	565	$6	$2,660	$997	$(2,006)	$(136)	$(75)	$1,446
Net income (As restated, see Note 2)	—	—	—	63	—	—	—	63
Currency translation adjustments and other (As restated, see Note 2)	—	—	—	—	—	(10)	—	(10)
Net change in unrecognized gain on derivative instruments (As restated, see Note 2)	—	—	—	—	—	8	—	8
Minimum pension liability adjustment	—	—	—	—	—	—	—	—

Total comprehensive income (As restated, see Note 2)								61
Shares issued for employee benefit plans, net (As restated, see Note 2)	—	—	3	—	—	—	—	3
Dividends	—	—	—	(39)	—	—	—	(39)

Balance at March 31, 2004 (As restated, see Note 2)	565	$6	$2,663	$1,021	$(2,006)	$(138)	$(75)	$1,471

9.	SEGMENT REPORTING
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
      Management reviews our sector operating results for purposes of making operating decisions and assessing performance excluding certain charges in the first quarter of 2004 of $90 million, $52 million in cost of sales and $38 million in employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges. Included below are sales and operating data for our realigned sectors for the three months ended March 31, 2004 and 2003. The 2003 data has been reclassified to conform with the current sector alignment.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)		(in millions)		(in millions)		(in millions)		(in millions)
For the Three Months Ended:
March 31, 2004
Net sales to GM and affiliates	$2,156		$1,610		$423		$—		$4,189
Net sales to other customers	1,325		1,794		97		—		3,216
Inter-sector net sales	220		121		206		(547)		—

Total net sales	$3,701		$3,525		$726		$(547)		$7,405

Sector operating income (loss)	$92	(b)	$285	(b)	$(125	)(b)	$(19	)(b)	$233	(b)
March 31, 2003
Net sales to GM and affiliates	$2,326		$1,722		$507		$—		$4,555
Net sales to other customers	1,138		1,383		100		1		2,622
Inter-sector net sales	198		112		215		(525)		—

Total net sales	$3,662		$3,217		$822		$(524)		$7,177

Sector operating income (loss)	$145		$252		$(137)		$(22)		$238

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the 2004 Charges of $44 million for Dynamics, Propulsion, Thermal & Interior, $20 million for Electrical, Electronics & Safety, $22 million for Automotive Holdings Group and $4 million for Other.

10.	COMMITMENTS AND CONTINGENCIES
          Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by Staff of the Securities Exchange Commission (“SEC”) and other federal agencies involving Delphi’s accounting and adequacy of disclosures for a number of transactions. The transactions being investigated include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlement agreements entered into between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. Contemporaneously with this filing, Delphi has filed its amended quarterly report on Form 10-Q/ A for the second quarter of 2004, quarterly report on Form 10-Q for the third quarter of 2004, and annual report on Form 10-K for the year ended December 31, 2004, which also contain restated financial statements.

Delphi expects to file its quarterly report on Form 10-Q for the quarter ended March 31, 2005 on or before June 30, 2005 and thus to become current in its filings with the SEC.
      Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.
     Shareholder Lawsuits
      Several class action lawsuits have been commenced against Delphi, several of Delphi’s subsidiaries, certain of its current and former directors and officers of Delphi, General Motors Management Corporation (the named fiduciary for investment purposes and investment manager to Delphi’s employee benefit plans), and several current and former employees of Delphi or Delphi’s subsidiaries, as a result of its announced intention to restate its originally issued financial statements. These lawsuits fall into three categories. One group has been brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), purportedly on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans who invested in the Delphi Corporation Common Stock Fund. Plaintiffs allege that the plans suffered losses due to the defendants’ breaches of fiduciary duties under ERISA. To date, the Company has received service in five such lawsuits and is aware of an additional eleven that are pending. All pending cases have been filed in U.S. District Court for the Eastern District of Michigan.
      The second group of purported class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served six such lawsuits and is aware of eight additional lawsuits. The lawsuits have been filed in the U.S. District Court for the Eastern District of Michigan, the U.S. District Court for the Southern District of New York, and the U.S. District Court for Southern District of Florida.
      The third group of lawsuits pertains to two shareholder derivative cases and a demand. To date, certain current and former directors and officers have been named in two such lawsuits. One has been served in Oakland County Circuit Court in Pontiac, Michigan, and a second is pending in the U.S. District Court for the Southern District of New York. In addition, the Company has received a demand letter from a shareholder requesting that the Company consider bringing a derivative action against certain current and former officers. The derivative lawsuits and the request demand the Company consider further derivative action premised on allegations that certain current and former officers made materially false and misleading statements in violation of federal securities laws. The Company has appointed a special committee of the Board of Directors to consider the demand request.
      Due to the preliminary nature of these cases, the Company is not able to predict with certainty the outcome of this litigation or its potential exposure related thereto. Although Delphi believes that any loss that the Company would suffer under such lawsuits should, after payment of a $10 million deductible, be covered by its director and officer insurance policy, it cannot assure you that the impact of any loss not covered by insurance or applicable reserves would not be material. Delphi has recorded a reserve related to these lawsuits equal to the amount of its insurance deductible.
     Ordinary Business Litigation
      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters.
      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill

Site located in Tremont, Ohio which is alleged to concern ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, we believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs and we have included an estimate of our share of the potential costs of such a remedy plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds.
      With respect to warranty matters, although we cannot ensure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. Due to the nature of such indemnities we are not able to estimate the maximum amount.
      With respect to intellectual property matters, on September 7, 2004 we received the arbitrator’s binding decision resolving a dispute between Delphi and Litex. In May 2001, Litex had filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, we received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the federal court for the District of Massachusetts seeking declaratory relief to enforce the parties’ agreement in the original case prohibiting Litex from bringing such claims. On March 28, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. This matter remains pending before the federal court for the District of Massachusetts.
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

11.	SUBSEQUENT EVENTS
      Several events have occurred subsequent to March 31, 2004 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. Those items include: the completion of our refinancing plan in June 2005 as described more fully in Note 10 Debt to the 2004 Annual Report on Form 10-K being filed concurrently with this report; amendments to the U.S. Asset Securitization program completed in March 2005 as described more fully in Note 5 Asset Securitizations to the 2004 Annual Report on Form 10-K; shareholder and derivative lawsuits initiated in early 2005 as described more fully in Note 10 Commitments and Contingencies to these financial statements; changes to U.S. salaried employees health care benefits implemented in March 2005 as described more fully in Note 6 Pension and Other Postretirement Benefits to these financial statements; and purchases of certain previously leased facilities in June 2005 as described more fully in Note 13 Commitments and Contingencies to the 2004 Annual Report on Form 10-K. In addition, the Company contributed $0.6 billion to its defined benefit pension plan in June 2005. Finally, the Company has signed a non-binding letter of intent to sell its global lead-acid battery business, comprised of assets totaling approximately $175 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
      Delphi has restated its originally issued consolidated financial statements for 2001 through the third quarter of 2004, primarily to correct for improper accounting related to rebate transactions, deferred recognition of expense, asset dispositions, and cash payments made to and credits received from former parent.
      As a result of the restatement, originally reported net income increased $16 million and decreased $3 million for the three months ended March 31, 2004, and March 31, 2003, respectively. Further information on the nature and impact of these adjustments is provided in Note 2 Restatement, to our consolidated financial statements included elsewhere in the Form 10-Q/ A, and we encourage you to read Note 2 Restatement to our consolidated financial statements for a complete description of the restatement.
Executive Summary
      Our first quarter 2004 net sales were $7.4 billion, up from $7.2 billion in the first quarter 2003. Non-GM revenues were $3.2 billion, or 43% of sales, up 23% from the first quarter of 2003. Our first quarter 2004 GM sales were $4.2 billion, down 8% from the first quarter of 2003. Net income for the first quarter 2004 was $63 million. Quarter over quarter, we benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles and other non-automotive applications.
      Our Board of Directors and management use cash generated by the businesses as a measure of our performance. We believe the ability to consistently generate cash flow from operations is critical to increasing Delphi’s value. We use the cash that we generate in our operations for strengthening our balance sheet, including reducing legacy liabilities such as pensions, restructuring our operations, generating growth, and paying dividends. We believe that looking at our ability to generate cash provides investors with additional insight into our performance. See further discussion of cash flows in “Liquidity and Capital Resources” below.
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
      During the quarter we also worked with our suppliers to manage cost pressures related to the increasing costs of steel such that our operating results were not materially impacted by these increased costs. We expect to continue to need to work with our suppliers and customers and we cannot assure you that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that such increased costs will not adversely impact earnings.
Results of Operations
      The information presented below is based on our sector realignment effective January 1, 2004, as discussed in Note 9 Segment Reporting of our consolidated financial statements.

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003
      Net Sales. Consolidated net sales by product sector and in total for the three months ended March 31, 2004 and 2003 were:

	Three Months
	Ended March 31,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,701	$3,662
Electrical, Electronics & Safety	3,525	3,217
Automotive Holdings Group	726	822
Other	(547)	(524)

Consolidated net sales	$7,405	$7,177

      Consolidated net sales for the first quarter of 2004 were $7.4 billion compared to $7.2 billion for the same period of 2003. Our non-GM sales increased by $594 million, including $214 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $380 million or 14.5%. This non-GM sales increase was due to increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for the first quarter of 2004, our non-GM sales were 43.4%. Net sales to GM decreased by $366 million, net of $65 million of favorable foreign currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $431 million or 9.5%. This GM sales decrease was due to volume and price decreases and our decision to exit certain businesses. Our net sales were also impacted by continued price pressures that resulted in price reductions of approximately $126 million, or 1.7% for the first quarter of 2004 compared to approximately $111 million or 1.7% for the first quarter of 2003.
      Gross Margin. Our gross margin was 11.4% for the first quarter of 2004 compared to gross margin of 11.9% for the first quarter of 2003. The decrease reflects the impact of higher wages, increased U.S. pension and healthcare expenses, and price decreases offset by lower material costs as well as savings realized from our restructuring plans.
      Selling, General and Administrative. Selling, general and administrative expenses of $378 million, 5.1% of total net sales for the first quarter of 2004, were consistent with $363 million or 5.1% of total net sales for the first quarter of 2003. The slight increase is due to economics and exchange effects mostly offset by cost performance.
      Depreciation and Amortization. Depreciation and amortization was $282 million for the first quarter of 2004 compared to $255 million for the first quarter of 2003; the increase primarily reflects the impact of currency exchange rates.
      Employee and Product Line Charges. In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $765 million (pre-tax) through December 31, 2004, of which $90 million ($52 million in cost of sales and $38 million in employee and product line charges) was recorded during the first quarter of 2004 and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $114 million

(pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004, including $31 million in the DPTI sector, $44 million in the EES sector and $33 million in the AHG sector. During the first quarter of 2004, approximately 2,150 U.S. hourly employees flowed back to GM or retired while 400 U.S. salaried employees and 1,350 non-U.S. employees retired or separated under a variety of programs. Cumulatively through March 31, 2004, approximately 3,750 U.S. hourly employees, 500 U.S. salaried employees, and 2,900 non-U.S. employees have left the company pursuant to these plans.
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
      The estimated cash impact of the 2003 initiatives is approximately $0.7 billion, of which $193 million was paid in the first quarter of 2004 and $176 million was paid in 2003. We expect that up to $0.3 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.
      Operating Income. Operating income was $143 million for the first quarter of 2004 compared to $238 million for the first quarter of 2003. The first quarter 2004 operating income includes charges of $52 million in cost of sales and $38 million in employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding the 2004 Charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months
	Ended March 31,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$92	$145
Electrical, Electronics & Safety	285	252
Automotive Holdings Group	(125)	(137)
Other	(19)	(22)

Subtotal	233	238
2004 Charges(a)	(90)	—

Total operating income	$143	$238

(a)	Represents the 2004 Charges of $44 million for Dynamics, Propulsion, Thermal & Interior, $20 million for Electrical, Electronics & Safety, $22 million for Automotive Holdings Group and $4 million for Other.
      The decrease in operating income from the first quarter of 2003 primarily reflected lower pricing and increased pension, healthcare and wages, partially offset by savings realized from our restructuring plans and material savings.

      Taxes. Our effective tax rate (including the tax related to minority interest) for the first quarter of 2004 was 35% compared to 37% for the first quarter of 2003. During the past year we have been experiencing a shift in our earnings to lower tax rate jurisdictions. In addition, we effected entity structuring and tax planning activities, which is allowing increasing amounts of earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. Finally, our effective tax rate benefited from lower statutory tax rates in certain foreign jurisdictions and U.S. tax law changes.
      2003 and 2002 Segment Reporting
      Effective January 1, 2004, we realigned our business sectors by combining the interior product lines into the Dynamics, Propulsion, Thermal & Interior Sector, which were previously included in the Electrical, Electronics, Safety & Interior Sector. Our segment data shown above is based on our realigned sectors; for comparative purposes, the financial data for all the quarterly periods in 2003, the year ended December 31, 2003 and the year ended December 31, 2002 is shown below. Management reviews our sector operating results for 2003 and 2002 for purposes of making operating decisions and assessing performance excluding certain charges. These include the charges in the third quarter of 2003 of $97 million in cost of sales, $52 million in depreciation and amortization and $348 million in employee and product line charges (the “Third Quarter 2003 Charges”), the charges in the fourth quarter 2003 of $21 million in cost of sales, $10 million in depreciation and amortization and $48 million in employee and product line charges (the “Fourth Quarter 2003 Charges”), and the charges in the first quarter of 2002 of $37 million in cost of sales and $225 million in employee and product line charges (the “2002 Charges”). Accordingly, we have presented our sector results excluding such charges.

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other (a)	Total

	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
For the Three Months Ended March 31, 2003
Net sales to GM and affiliates	$2,326	$1,722	$507	$—	$4,555
Net sales to other customers	1,138	1,383	100	1	2,622
Inter-sector net sales	198	112	215	(525)	—

Total net sales	$3,662	$3,217	$822	$(524)	$7,177

Sector operating income (loss)	$145	$252	$(137)	$(22)	$238

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)		(in millions)		(in millions)		(in millions)		(in millions)
For the Three Months Ended June 30, 2003
Net sales to GM and affiliates	$2,189		$1,666		$458		$—		$4,313
Net sales to other customers	1,196		1,480		101		—		2,777
Inter-sector net sales	217		105		206		(528)		—

Total net sales	$3,602		$3,251		$765		$(528)		$7,090

Sector operating income (loss)	$143		$272		$(155)		$(60	)(b)	$200	(b)

For the Three Months Ended September 30, 2003
Net sales to GM and affiliates	$1,989		$1,522		$416		$—		$3,927
Net sales to other customers	1,113		1,433		86		—		2,632
Inter-sector net sales	189		96		182		(467)		—

Total net sales	$3,291		$3,051		$684		$(467)		$6,559

Sector operating income (loss)	$28	(c)	$184	(c)	$(156	)(c)	$(6	)(c)	$50	(c)

For the Three Months Ended December 31, 2003
Net sales to GM and affiliates	$2,152		$1,644		$438		$—		$4,234
Net sales to other customers	1,255		1,663		99		—		3,017
Inter-sector net sales	213		99		186		(498)		—

Total net sales	$3,620		$3,406		$723		$(498)		$7,251

Sector operating income (loss)	$82	(d)	$266	(d)	$(143	)(d)	$(43	)(d)	$162	(d)

For the Year Ended December 31, 2003
Net sales to GM and affiliates	$8,656		$6,554		$1,819		$—		$17,029
Net sales to other customers	4,702		5,959		386		1		11,048
Inter-sector net sales	817		412		789		(2,018)		—

Total net sales	$14,175		$12,925		$2,994		$(2,017)		$28,077

Depreciation and amortization	$529	(e)	$423	(e)	$127	(e)	$41		$1,120	(e)
Sector operating income (loss)	$398	(c)(d)	$974	(c)(d)	$(591	)(c)(d)	$(131	)(c)(d)	$650	(c)(d)
Sector operating income (loss)	$10,503		$8,716		$2,282		$(435)		$21,066
Capital expenditures	$553		$393		$85		$15		$1,046

For the Year Ended December 31, 2002
Net sales to GM and affiliates	$9,061		$6,941		$2,092		$—		$18,094
Net sales to other customers	4,271		4,855		423		(2)		9,547
Inter-sector net sales	867		241		1,035		(2,143)		—

Total net sales	$14,199		$12,037		$3,550		$(2,145)		$27,641

Depreciation and amortization	$478		$414		$87		$23		$1,002
Sector operating income (loss)	$433	(f)	$920	(f)	$(378	)(f)	$(75	)(f)	$900	(f)
Sector assets	$9,530		$7,448		$2,584		$130		$19,692
Capital expenditures	$493		$469		$113		$12		$1,087

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Includes the second quarter 2003 legal settlement with a former supplier of $38 million.

(c)	Excludes the Third Quarter 2003 Charges of $76 million for Dynamics, Propulsion, Thermal & Interior, $103 million for Electrical, Electronics & Safety, $292 million for Automotive Holdings Group and $26 million for Other.

(d)	Excludes the Fourth Quarter 2003 Charges of $22 million for Dynamics, Propulsion, Thermal & Interior, $14 million for Electrical, Electronics & Safety, $27 million for Automotive Holdings Group and $16 million for Other.

(e)	Excludes asset impairment charges recorded 2003 of $62 million with $5 million for Dynamics, Propulsion, Thermal & Interior, $6 million for Electrical, Electronics & Safety, and $51 million for Automotive Holdings Group.

(f)	Excludes the 2002 Charges of $97 million for Dynamics, Propulsion, Thermal & Interior, $45 million for Electrical, Electronics & Safety, $104 million for Automotive Holdings Group and $16 million for Other.
Liquidity and Capital Resources
      The following discussion describes the Company’s liquidity position and capital resources as of and for the three months ended March 31, 2004. For an understanding of the Company’s current liquidity position and capital resources, including its current credit ratings, please refer to the 2004 report on Form 10-K being filed concurrently with this report.
     Overview of Capital Structure
      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.6 billion of outstanding debt at March 31, 2004, $2.0 billion was senior, unsecured debt with maturities ranging from 2006 to 2029 and $0.4 billion was junior subordinated notes due to Delphi Trust I and II. This long-term debt primarily finances our long-term fixed assets. As of March 31, 2004, we have approximately $1.2 billion of short-term debt. We have highly varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, uncommitted facilities including bank lines, factoring lines and to a limited extent, commercial paper. Although the latter group is not committed, we expect these facilities typically would be available to us, if and when needed. We also maintain $3.0 billion of committed credit facilities, which we have had in place since our separation from GM. We have never used any of the $3.0 billion of committed credit facilities. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event.
      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. In the first quarter of 2004, we used our cash for a mix of activities focused on revenue growth, cost reduction, and to pay dividends. As part of our capital planning, we have taken into account that, as of March 31, 2004, we have ERISA pension funding minimums of $0.3 billion in 2004. Our expected ERISA minimum contribution reflects the impact of the recently passed legislation related to the funding discount rate for pensions. In addition, we anticipate $0.4 billion of product line and employee cost payments from our restructuring programs announced in October 2003, and $0.2 billion of dividends in 2004. We expect that we will be able to fund these amounts with cash flow from operations. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for residual value guarantees and purchase options on operating leases, if exercised, as they become due.
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
     Other Financing Transactions
      We maintain a revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). This program has been accounted for as the sale of accounts receivable. As of March 31, 2004, we had approximately $325 million of accounts receivable sold under this program. The U.S. Facility Program was renewed on March 29, 2004 and extended through March 24, 2005. The terms and conditions are substantially the same; however, the U.S. Facility Program has been increased from $500 million to $600 million. As of March 31, 2004, we anticipate that we will renew this program annually, with the potential for further increases to the program as our non-GM receivables continue to grow. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At March 31, 2004, we were in compliance with the financial covenant and all other covenants.
      In November 2003, we entered into a €330 million ($402 million at March 31, 2004 currency exchange rates) and £30 million ($55 million at March 31, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of March 31, 2004, we had no significant accounts receivable transferred under this program. The program expires on November 4, 2004 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities (discussed above) that, if not met, could result in a termination of the agreement. At March 31, 2004, we were in compliance with all such covenants.
      From time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of March 31, 2004, and 2003, certain European subsidiaries sold accounts receivable totaling $225 million and $412 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within the cash flow from operations.
      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that, if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At March 31, 2004, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. The financial covenant requirements include a debt to EBITDA coverage ratio not to exceed 3.25 to 1. As of March 31, 2004 we were in compliance with all financial covenant requirements. We have an additional synthetic lease, for an operation in Ohio, which is accounted for as an operating lease under generally accepted accounting principles. Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.
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
     Credit Ratings
      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. As of March 31, 2004, Delphi had long-term credit ratings of BBB-/ Baa2/ BBB, respectively, and short-term credit ratings of A3/ P2/ F2, respectively. We currently have senior unsecured ratings of B-/ B3/ B, respectively, preferred stock ratings of CCC+/ Caa2/ CCC+, respectively, and senior secured debt ratings of BB-/ B1/ BB-, respectively, due to downgrades in 2005. As a result of the downgrades, our facility fee and borrowing costs under our existing five-year Credit Facility increased although availability was unaffected. We believe we continue to have access to sufficient liquidity; however, our cost of borrowing has increased and our ability to access certain financial markets has been limited. In the event of a further downgrade, the cost of borrowing will continue to increase and availability of liquidity may be further constrained.
     Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $40 million and $32 million for the three months ended March 31, 2004 and 2003, respectively. Changes in the levels of factoring and securitization also reduced first quarter 2004 cash flow from operating activities by approximately $166 million. Net cash provided by operating activities in the first quarter of 2004 was impacted by cash paid for employee and product line initiatives totaling approximately $141 million. Cash provided by operating activities in the first quarter of 2003 was impacted by a $350 million voluntary contribution to our U.S. pension plans. Changes in the levels of factoring and securitization increased first quarter 2003 cash flow by $51 million. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities totaled $214 million and $205 million for the three months ended March 31, 2004 and 2003, respectively. The use of cash in the first quarters of 2004 and 2003 reflected capital expenditures related to ongoing operations.
      Financing Activities. Net cash provided by financing activities was $112 million for the three months ended March 31, 2004, compared to net cash used in financing activities of $91 million for the three months ended March 31, 2003. During the first quarter of 2004, our commercial paper borrowings increased because we reduced our sales of receivables. Cash used in financing activities during the first quarter of 2003 reflected repayments of short-term borrowings. Both periods also reflect the payments of dividends.

      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on March 1, 2004, which was paid on April 12, 2004 to holders of record on March 15, 2004. The dividend declared on December 3, 2003 was paid on January 14, 2004.
     Outlook
      This section originally contained outlook information including information describing certain commitments and contingencies that is now superseded by the information disclosed in our 2004 Annual Report on Form 10-K, filed concurrently with this report. Please see the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K. For description of existing commitments and contingencies, including legal and regulatory matters, see also Note 10 Commitments and Contingencies, to the consolidated financial statements.
     Forward-Looking Statements
      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, earnings expectations, savings expected as a result of our global product line and employee initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. In particular, the achievement of projected levels of revenue, earnings, cash flow and debt levels will depend on our ability to execute our portfolio and other global product line and employee plans in a manner which satisfactorily addresses any resultant antitrust or labor issues and customer concerns, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and other matters; the success of our efforts to diversify our customer base and still maintain existing GM business; the continued protection and exploitation of our intellectual property to develop new products and enter new markets; and our ability to capture expected benefits of our cost reduction initiatives so as to maintain flexibility to respond to adverse and cyclical changes in general economic conditions and in the automotive industry in each market in which we operate, including customer cost reduction initiatives, potential increases in warranty and raw material costs, funding requirements and pension contributions, healthcare costs, disruptions in the labor, commodities or transportation markets caused by terrorism, war or labor unrests or other factors, other changes in the political and regulatory environments where we do business; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 being filed concurrently with this report and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES
      We are required to design our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We included our required evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2004 in our original filing of this quarterly report. At that time we believed that such controls and procedures were operating effectively as designed. We further believed that there were no significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which were reasonably likely to adversely affect our ability to record, process, summarize and report financial information. We have since considered the findings of the internal investigation conducted by the Audit Committee of our Board of Directors in our assessment of internal control over financial reporting. The investigation identified a number of material weaknesses, which we believe adversely impacted our disclosure controls and procedures, and, as a result, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2004. Although there were no changes to our internal control over financial reporting that occurred during the period covered by this report, we have subsequently implemented changes and are planning additional changes to remediate the material weaknesses identified, which we expect will materially affect such controls. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2004, which was filed on June 30, 2005, and which is incorporated by reference into this Item 4.
      The certifications of the Company’s Chief Executive Officer and Acting Chief Financial Officer attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q/ A include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2004, for a more complete understanding of the matters covered by such certifications.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      Except as discussed in Note 10 Commitments and Contingencies, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2003.
      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K.
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

Delphi Corporation (Registrant)

June 30, 2005	/s/ John D. Sheehan

John D. Sheehan
Acting Chief Financial Officer,
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.