Form 10-Q/A
period 2004-06-30
DELPHI CORP
filed 2005-06-30
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q/ A
(Amendment No. 1)

☑
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
      As of June 30, 2004 there were 561,192,179 outstanding shares of the registrant’s $0.01 par value common stock.

Explanatory Note
      This Amendment No. 1 on Form 10-Q/ A (“Form 10-Q/ A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2004 (the “Original Filing”), is being filed to reflect the restatement of our consolidated balance sheets at June 30, 2004 and December 31, 2003, our consolidated statements of income, and our consolidated statements of cash flows for each of the three months and six months ended June 30, 2004 and June 30, 2003, and the notes related thereto. The decision to restate Delphi’s consolidated financial statements was previously announced in our Current Report on Form 8-K filed with the SEC on March 4, 2005. The decision to restate was based on the findings of an internal investigation conducted by Delphi’s Audit Committee of the Board of Directors. For a more detailed description of these restatements, see Note 2 Restatement to the accompanying consolidated financial statements contained in this Form 10-Q/ A.
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
      Except for the foregoing amended information, this Form 10-Q/ A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our amended Quarterly Report on Form 10-Q/ A for the quarterly period ended March 31, 2004, Form 10-Q for the quarterly period ended September 30, 2004 and/ or by our Annual Report on Form 10-K for the year ended December 31, 2004, which are being filed concurrently with the filing of this Form 10-Q/ A, or other reports filed with the SEC subsequent to the date of this filing.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(As Restated	(As Restated	(As Restated	(As Restated
	See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$4,133	$4,314	$8,322	$8,869
Other customers	3,409	2,777	6,625	5,399

Total net sales	7,542	7,091	14,947	14,268

Operating expenses:
Cost of sales, excluding items listed below	6,607	6,209	13,171	12,530
Selling, general and administrative	410	419	788	782
Depreciation and amortization	283	263	565	518
Employee and product line charges	32	—	70	—

Total operating expenses	7,332	6,891	14,594	13,830

Operating income	210	200	353	438
Interest expense	(55)	(49)	(117)	(97)
Other income (expense), net	(5)	1	(11)	(3)

Income before income taxes, minority interest, and equity income	150	152	225	338
Income tax expense	(17)	(50)	(40)	(116)
Minority interest, net of tax	(15)	(11)	(26)	(22)
Equity income	25	15	47	30

Net income	$143	$106	$206	$230

Earnings per share
Basic and diluted	$0.25	$0.19	$0.37	$0.41

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$681	$893
Accounts receivable, net:
General Motors and affiliates	2,469	2,327
Other customers	1,657	1,501
Retained interest in receivables, net	586	717
Inventories, net:
Productive material, work-in-process and supplies	1,430	1,318
Finished goods	464	478
Deferred income taxes	360	367
Prepaid expenses and other	247	269

Total current assets	7,894	7,870
Long-term assets:
Property, net	6,147	6,399
Deferred income taxes	4,077	3,961
Goodwill	791	773
Other intangible assets	47	81
Pension intangible assets	1,167	1,167
Other	830	815

Total assets	$20,953	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$660	$892
Accounts payable	3,291	3,133
Accrued liabilities	2,400	2,684

Total current liabilities	6,351	6,709
Long-term liabilities:
Long-term debt	2,071	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,541	3,577
Postretirement benefits other than pensions	5,989	5,697
Other	868	905

Total liabilities	19,232	19,452

Commitments and contingencies (Note 10)
Minority interest	182	168
Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,653	2,660
Retained earnings	1,124	997
Minimum pension liability	(2,006)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(177)	(136)
Treasury stock, at cost (3.8 million and 4.7 million shares in 2004 and 2003, respectively)	(61)	(75)

Total stockholders’ equity	1,539	1,446

Total liabilities and stockholders’ equity	$20,953	$21,066

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30,

	2004	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions)
Cash flows from operating activities:
Net income	$206	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	518
Deferred income taxes	(101)	44
Employee and product line charges	70	—
Equity income	(47)	(30)
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(167)	(420)
Inventories, net	(101)	(55)
Prepaid expenses and other	66	(31)
Accounts payable	158	205
Employee and product line charge obligations	(215)	(24)
Accrued and other long-term liabilities	112	(57)
Other	43	18

Net cash provided by operating activities	589	398

Cash flows from investing activities:
Capital expenditures	(430)	(499)
Proceeds from sale of property	31	27
Other	14	41

Net cash used in investing activities	(385)	(431)

Cash flows from financing activities:
Repayment of debt securities	(500)	—
Net proceeds from (repayments of) borrowings under credit facilities and other debt	194	(190)
Dividend payments	(79)	(79)
Issuances of treasury stock	2	1
Other	(19)	(12)

Net cash used in financing activities	(402)	(280)

Effect of exchange rate fluctuations on cash and cash equivalents	(14)	29

Decrease in cash and cash equivalents	(212)	(284)
Cash and cash equivalents at beginning of period	893	1,028

Cash and cash equivalents at end of period	$681	$744

See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
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

	Three Months
	Ended June 30,

	2004	2003

	(in millions)
Net income, as reported in Form 10-Q, filed on July 16, 2004	$131	$88
Effect of adoption of FSP 106-2, net	2	—

Adjusted net income, prior to restatement (See Note 2)	$133	$88

	Six Months
	Ended June 30,

	2004	2003

	(in millions)
Net income, as reported in Form 10-Q, filed on July 16, 2004	$185	$215
Effect of adoption of FSP 106-2, net	(5)	—

Adjusted net income, prior to restatement (See Note 2)	$180	$215

      Earnings Per Share — Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, unless inclusion would not have had a dilutive effect.

      Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Weighted average shares outstanding	560,893	560,291	560,617	559,928
Effect of dilutive securities	1,539	148	1,541	59

Diluted shares outstanding	562,432	560,439	562,158	559,987

      Securities excluded from the computation of diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Anti-dilutive securities	72,579	83,829	72,815	87,078

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 22, 2004, which was paid on August 3, 2004 to holders of record on July 6, 2004. The dividend declared on March 1, 2004 was paid on April 12, 2004.
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
      If we accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income and basic and diluted earnings per share would have been as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(in millions, except per
	share amounts)
Net income, as reported	$143	$106	$206	$230
Add: Stock-based compensation expense recognized, net of related tax effects	3	2	5	3
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6)	(6)	(10)	(10)

Pro forma net income	$140	$102	$201	$223

Earnings per share:
Basic and diluted — as reported	$0.25	$0.19	$0.37	$0.41

Basic and diluted — pro forma	$0.25	$0.18	$0.36	$0.40

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
      These consolidated financial statements have been restated in order to reflect adjustments to the Company’s quarterly financial information originally reported on Form 10-Q for the three and six months ended June 30, 2004. The restatement also affects the three and six months ended June 30, 2003. Amounts disclosed in this note that are as of or for the periods ended June 30, 2004, or June 30, 2003 are all unaudited. The restated financial statements have been prepared by management and reflect all adjustments known to management.
      Refer to Note 2 Restatement and Item 6. Selected Financial Data in the 2004 Form 10-K, which is being filed concurrently with this Form 10-Q/ A, for further discussion of this restatement including the adjustments recorded in the 2003 and 2002 annual periods and quarterly periods of 2004 and 2003. This note discusses the restatement adjustments included in the 2004 Form 10-K as they relate to the second quarters of 2004 and 2003.
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

      The following table summarizes the impact of these adjustments to Delphi’s originally reported net income for the three and six months ended June 30, 2004 and June 30, 2003. These adjustments impacted originally reported sales, costs of sales, selling, administrative and other expenses and income tax expense on the statement of operations.

	Three Months
	Ended June 30,

	2004	2003

	(in millions)
As previously reported net income, adjusted for FSP 106-2 adoption (See Note 1)	$133	$88
Adjustments:
Information technology service provider rebates(a)	4	3
Non-IT supplier rebates(a)	1	1
Deferred expense recognition for IT services(b)	(1)	—
Indirect material dispositions(c)	1	1
Warranty settlements with former parent company(d)	5	5
Period-end accruals and out of period items(e)	(2)	3
Other(f)	4	15

Total	12	28
Related tax effects	(2)	(10)

Total adjustments, net of tax	10	18

Net income, as restated	$143	$106

	Six Months
	Ended June 30,

	2004	2003

	(in millions)
As previously reported net income, adjusted for FSP 106-2 adoption (See Note 1)	$180	$215
Adjustments:
Information technology service provider rebates(a)	7	5
Non-IT supplier rebates(a)	4	1
Deferred expense recognition for IT services(b)	3	14
Indirect material dispositions(c)	1	1
Warranty settlements with former parent company(d)	9	(1)
Period-end accruals and out of period items(e)	13	(2)
Other(f)	(4)	7

Total	33	25
Related tax effects	(7)	(10)

Total adjustments, net of tax	26	15

Net income, as restated	$206	$230

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

(c)	Indirect material dispositions

In 1999 and 2000, Delphi improperly recorded asset dispositions, in a series of transactions, amounting to approximately $145 million of indirect materials to an indirect material management company. The transactions should not have been accounted for as asset dispositions but rather as financing transactions, principally because Delphi had an obligation to repurchase such materials. In 2002 and 2003, Delphi repurchased certain indirect materials, recording a portion in its consolidated balance sheet and writing-off the balance of the material. In addition, at December 31, 2003 Delphi recorded the remaining materials in its consolidated balance sheet with a liability to the third party.

(d)	Warranty settlements with former parent company

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

(e)	Period-end Accruals and Out-of-period Adjustments

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

(f)	Other

Represents adjustments recorded to correct other miscellaneous items identified in the restatement, none of which are individually significant. Amounts include balance sheet reclassifications required to give effect to restatement adjustments, including the reclassification of tax-related liabilities from long-term to current of approximately $347 million and $407 million for the periods ended June 30, 2004 and December 31, 2003, respectively.

      The following is a summary of the impact of the restatement on the originally issued consolidated statement of operations, consolidated balance sheets and consolidated statement of cash flows included in this filing.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Three Months
	Ended June 30, 2004		Ended June 30, 2003

	As Originally		As Originally
	Reported(1)	As Restated	Reported	As Restated

	(in millions, except		(in millions, except
	per share amounts)		per share amounts)
Net sales:
General Motors and affiliates	$4,134	$4,133	$4,313	$4,314
Other customers	3,415	3,409	2,781	2,777

Total net sales	7,549	7,542	7,094	7,091

Operating expenses:
Cost of sales, excluding items listed below	6,634	6,607	6,240	6,209
Selling, general and administrative	402	410	422	419
Depreciation and amortization	282	283	260	263
Employee and product line charges	32	32	—	—

Total operating expenses	7,350	7,332	6,922	6,891

Operating income	199	210	172	200
Interest expense	(52)	(55)	(45)	(49)
Other income (expense), net	(3)	(5)	(2)	1

Income before income taxes, minority interest, and equity income	144	150	125	152
Income tax expense	(21)	(17)	(42)	(50)
Minority interest, net of tax	(15)	(15)	(11)	(11)
Equity income	25	25	16	15

Net income	$133	$143	$88	$106

Earnings per share
Basic and diluted	$0.24	$0.25	$0.16	$0.19

	Six Months		Six Months
	Ended June 30, 2004		Ended June 30, 2003

	As Originally		As Originally
	Reported(1)	As Restated	Reported	As Restated

	(in millions, except		(in millions, except
	per share amounts)		per share amounts)
Net sales:
General Motors and affiliates	$8,324	$8,322	$8,868	$8,869
Other customers	6,636	6,625	5,408	5,399

Total net sales	14,960	14,947	14,276	14,268

Operating expenses:
Cost of sales, excluding items listed below	13,214	13,171	12,552	12,530
Selling, general and administrative	805	788	811	782
Depreciation and amortization	561	565	513	518
Employee and product line charges	70	70	—	—

Total operating expenses	14,650	14,594	13,876	13,830

Operating income	310	353	400	438
Interest expense	(111)	(117)	(90)	(97)
Other income (expense), net	(5)	(11)	(3)	(3)

Income before income taxes, minority interest, and equity income	194	225	307	338
Income tax expense	(35)	(40)	(101)	(116)
Minority interest, net of tax	(26)	(26)	(21)	(22)
Equity income	47	47	30	30

Net income	$180	$206	$215	$230

Earnings per share
Basic and diluted	$0.32	$0.37	$0.38	$0.41

CONSOLIDATED BALANCE SHEETS

	June 30, 2004		December 31, 2003

	As Originally		As Originally
	Reported (1)	As Restated	Reported	As Restated

	(in millions)		(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$666	$681	$880	$893
Accounts receivable, net:
General Motors and affiliates	2,463	2,469	2,326	2,327
Other customers	1,618	1,657	1,438	1,501
Retained interest in receivables, net	586	586	717	717
Inventories, net:
Productive material, work-in-process and supplies	1,613	1,430	1,518	1,318
Finished goods	464	464	478	478
Deferred income taxes	354	360	420	367
Prepaid expenses and other	242	247	269	269

Total current assets	8,006	7,894	8,046	7,870
Long-term assets:
Property, net	5,938	6,147	6,167	6,399
Deferred income taxes	3,964	4,077	3,835	3,961
Goodwill	791	791	776	773
Other intangible assets	48	47	79	81
Pension intangible assets	1,167	1,167	1,167	1,167
Other	842	830	834	815

Total assets	$20,756	$20,953	$20,904	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$527	$660	$801	$892
Accounts payable	3,306	3,291	3,158	3,133
Accrued liabilities	1,997	2,400	2,232	2,684

Total current liabilities	5,830	6,351	6,191	6,709
Long-term liabilities:
Long-term debt	2,020	2,071	2,022	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412	412	412
Pension benefits	3,545	3,541	3,574	3,577
Postretirement benefits other than pensions	5,989	5,989	5,697	5,697
Other	1,179	868	1,271	905

Total liabilities	18,975	19,232	19,167	19,452

Commitments and contingencies (Note 10)
Minority interest	181	182	167	168
Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6	6	6
Additional paid-in capital	2,660	2,653	2,667	2,660
Retained earnings	1,343	1,124	1,241	997
Minimum pension liability	(2,118)	(2,006)	(2,118)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(230)	(177)	(151)	(136)
Treasury stock, at cost (3.8 million and 4.7 million shares in 2004 and 2003)	(61)	(61)	(75)	(75)

Total stockholders’ equity	1,600	1,539	1,570	1,446

Total liabilities and stockholders’ equity	$20,756	$20,953	$20,904	$21,066

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

	As Originally		As Originally
	Reported(1)	As Restated	Reported	As Restated

	(in millions)		(in millions)
Cash and cash equivalents at beginning of period	$880	$893	$1,014	$1,028
Cash flows provided by operating activities	564	589	375	398
Cash flows used in investing activities	(403)	(385)	(439)	(431)
Cash flows used in financing activities	(361)	(402)	(249)	(280)
Effect of exchange rate changes on cash	(14)	(14)	29	29

Net decrease in cash and cash equivalents	(214)	(212)	(284)	(284)

Cash and cash equivalents at end of period	$666	$681	$730	$744

(1)	As originally reported reflects the adoption of FSP 106-2 in the third quarter of 2004. Refer to Note 1 Basis of Presentation for further information.
      Certain amounts in the notes to the consolidated financial statements have been restated to reflect the restatement adjustments described above.

3.	EMPLOYEE AND PRODUCT LINE CHARGES
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Based on progress to date, we now anticipate 500 to 1,000 additional hourly employees will leave Delphi bringing our total attrition to U.S. hourly 5,500 to 6,000. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. Including $15 million of costs for additional U.S. hourly employees, we expect to incur total charges related to these initiatives of approximately $765 million (pre-tax) through December 31, 2004, of which $46 million ($14 million in cost of sales and $32 million in employee and product line charges) and $136 million ($66 million in cost of sales and $70 million in employee and product line charges) were recorded during the three and six months ended June 30, 2004, respectively, and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $68 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004, including $19 million in the DPTI sector, $20 million in the EES sector and $27 million in the AHG sector. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were substantially completed during the first quarter of 2004. During the second quarter of 2004, approximately 1,175 U.S. hourly employees flowed back to GM or retired. Cumulatively through June 30, 2004, approximately 4,925 U.S. hourly employees have left the company pursuant to these plans.

      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
2004 Charges	70	—	70
Usage during the first six months of 2004	(219)	—	(219	)(a)

Balance at June 30, 2004	$97	$5	$102	(b)

(a)	The total cash paid for the six months ended June 30, 2004 was $215 million, as shown on our consolidated Statement of Cash Flows. The total usage for the three and six months ended June 30, 2004 was $74 and $219 million, respectively with $2 million and $6 million of non-cash special termination pension and postretirement benefits for the three months and six months ended June 30, 2004, respectively. In addition, we incurred $14 million and $66 million of cash costs associated with the 2004 Charges for the three and six months ended June 30, 2004, respectively, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      The estimated cash impact of these initiatives is approximately $0.7 billion, of which $88 million and $281 million was paid during the three and six months ended June 30, 2004, respectively, and $176 million was paid in 2003. We expect that up to $0.2 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

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
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 1.6%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $1.7 million and $2.4 million for the three and six months ended June 30, 2004, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables, including receivables that are not sold under the U.S. Facility Program. We can elect to keep the collections and sell additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of sales of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program do not result in the recognition of a servicing asset or liability under the provisions of SFAS 140 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.
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
      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program during the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

	(in millions)
Undivided interests sold at beginning of period	$325	$323
Proceeds from new securitizations (sale of undivided interests)	960	1,685
Collections related to undivided interests sold(a)	(1,071)	(1,944)
Collections reinvested through sale of additional undivided interests	386	536

Undivided interests sold	$600	$600

(a)	Of the collections received on the undivided interests sold, for the three months ended June 30, 2004, $685 million was remitted to the Conduits and $386 million was reinvested; and for the six months ended June 30, 2004, $1,408 million was remitted to the Conduits and $536 million was reinvested.

European Program
      In November 2003, we entered into a €330 million ($400 million at June 30, 2004 currency exchange rates) and £30 million ($54 million at June 30, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of June 30, 2004 and 2003, we had no significant accounts receivable transferred under this program. The program can be extended based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At June 30, 2004 and 2003, we were in compliance with all such covenants.
      The program was renewed in December 2004 at €225 million ($273 million at June 30, 2004 currency exchange rates) and £10 million ($18 million at June 30, 2004 currency exchange rates) and currently expires on December 1, 2005. The program can be extended upon the mutual agreement of the parties. Further, in March 2005 Delphi amended the European trade receivables securitization program to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and amended other procedural terms.

5.	WARRANTIES
      We recognize expected warranty costs for products sold principally at the time of sale of the product based on management estimates of the amount that will eventually be required to settle such obligations.

These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2004.

June 30,
2004

(in millions)
Beginning accrual balance at December 31, 2003	$258
Provision for estimated warranties accrued during the six-month period	52
Accruals for pre-existing warranties (including changes in estimates)	5
Settlements made during the six-month period (in cash or in kind)	(53)
Foreign currency translation	(2)

Ending accrual balance at June 30, 2004	$260

      Approximately $194 million and $165 million of the warranty accrual balance as of June 30, 2004 and December 31, 2003, respectively, is included in accrued liabilities in the accompanying consolidated balance sheet. The remainder of the warranty accrual balance is included in other long-term liabilities.

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
      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six months ended June 30 for each year for U.S. salaried and hourly employees:

			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(in millions)		(in millions)		(in millions)		(in millions)
Service cost	$71	$65	$44	$42	$142	$130	$89	$84
Interest cost	174	161	123	115	349	322	251	230
Expected return on plan assets	(180)	(162)	—	—	(361)	(324)	—	—
Amortization of prior service cost	35	23	(1)	—	70	46	(2)	—
Amortization of net loss	36	27	29	18	71	54	64	36
Special termination benefits	2	—	—	—	5	—	1	—

Net periodic benefit cost	$138	$114	$195	$175	$276	$228	$403	$350

      During each of the six months ended June 30, 2004 and June 30, 2003, Delphi contributed $0.6 billion to its U.S. pension plans. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. The pension expense for these locations for the three months ended June 30, 2004 and 2003 was $19 million and $16 million, respectively, and for the six months ended June 30, 2004 and 2003 was $40 million and $32 million, respectively.
      Other postretirement benefits expense during the three and six months ended June 30, 2004 increased by $20 million and $53 million, respectively, compared to the comparable periods in 2003. The total impact of the Act on our actuarial liability was $0.5 billion and is being accounted for as an actuarial gain will be amortized as a reduction of our periodic expense and balance sheet liability over the next ten to twelve years.
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
      The fair value of derivative financial instruments as of June 30, 2004 and December 31, 2003 included current and non-current assets of $38 million and $58 million, respectively and current and non-current liabilities of $17 million and $55 million, respectively. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of June 30, 2004, were $27 million after-tax ($42 million pre-tax). Of this pre-tax total, a gain of approximately $37 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $1 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $8 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

8.	STOCKHOLDERS’ EQUITY
      Changes in stockholders’ equity for the six months ended June 30, 2004 were:

					Accumulated Other
					Comprehensive
					Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2004 (As restated, see Note 2)	565	$6	$2,660	$997	$(2,006)	$(136)	$(75)	$1,446
Net income (As restated, see Note 2)	—	—	—	206	—	—	—	206
Currency translation adjustments and other (As restated, see Note 2)	—	—	—	—	—	(33)	—	(33)
Net change in unrecognized gain on derivative instruments (As restated, see Note 2)	—	—	—	—	—	(8)	—	(8)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—

Total comprehensive income (As restated, see Note 2)								165
Shares issued for employee benefit plans, net	—	—	(7)	—	—	—	14	7
Dividends	—	—	—	(79)	—	—	—	(79)

Balance at June 30, 2004 (As restated, see Note 2)	565	$6	$2,653	$1,124	$(2,006)	$(177)	$(61)	$1,539

9.	SEGMENT REPORTING
      Management reviews our sector operating results for purposes of making operating decisions and assessing performance excluding certain charges in the second quarter of 2004 of $46 million, $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”) and certain charges for the first six months of 2004 of $136 million, $66 million in cost of sales and $70 million in employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges. Included below are sales and operating data for our sectors for the three and six months ended June 30, 2004 and 2003, which were realigned in 2004. The 2003 data has been reclassified to conform with the current sector alignment.

      Selected information regarding Delphi’s product sectors is as follows:

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)		(in millions)		(in millions)		(in millions)		(in millions)
For the Three Months Ended:
June 30, 2004
Net sales to GM and affiliates	$2,130		$1,593		$410		$—		$4,133
Net sales to other customers	1,390		1,924		95		—		3,409
Inter-sector net sales	234		94		193		(521)		—

Total net sales	$3,754		$3,611		$698		$(521)		$7,542

Sector operating income (loss)	$87	(b)	$322	(b)	$(131	)(b)	$(22	)(b)	$256	(b)
June 30, 2003(c)
Net sales to GM and affiliates	$2,189		$1,666		$458		$1		$4,314
Net sales to other customers	1,196		1,480		101		—		2,777
Inter-sector net sales	217		105		206		(528)		—

Total net sales	$3,602		$3,251		$765		$(527)		$7,091

Sector operating income (loss)	$143		$272		$(155)		$(60	)(d)	$200	(d)
For the Six Months Ended:
June 30, 2004
Net sales to GM and affiliates	$4,286		$3,203		$833		$—		$8,322
Net sales to other customers	2,715		3,718		192		—		6,625
Inter-sector net sales	454		215		399		(1,068)		—

Total net sales	$7,455		$7,136		$1,424		$(1,068)		$14,947

Sector operating income (loss)	$179	(e)	$607	(e)	$(256	)(e)	$(41	)(e)	$489	(e)
June 30, 2003(c)
Net sales to GM and affiliates	$4,515		$3,388		$965		$1		$8,869
Net sales to other customers	2,334		2,863		201		1		5,399
Inter-sector net sales	415		217		421		(1,053)		—

Total net sales	$7,264		$6,468		$1,587		$(1,051)		$14,268

Sector operating income (loss)	$288		$524		$(292)		$(82	)(d)	$438	(d)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the Second Quarter 2004 Charges of $12 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $7 million for Automotive Holdings Group and $3 million for Other.

(c)	As originally disclosed, amounts have been reclassified from prior presentation to conform to our new sector alignment.

(d)	Includes the second quarter 2003 legal settlement with a former supplier of $38 million.

(e)	Excludes the 2004 Charges of $56 million for Dynamics, Propulsion, Thermal & Interior, $44 million for Electrical, Electronics & Safety, $29 million for Automotive Holdings Group and $7 million for Other.

10.	COMMITMENTS AND CONTINGENCIES

Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by Staff of the Securities Exchange Commission (“SEC”) and other federal agencies involving Delphi’s accounting and adequacy of disclosures for a number of transactions. The transactions being investigated include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlement agreements entered into between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. Contemporaneously with this filing, Delphi has filed its amended quarterly report on Form 10-Q/ A for the first quarter of 2004, quarterly report on Form 10-Q for the third quarter of 2004, and annual report on Form 10-K for the year ended December 31, 2004, which also contain restated financial statements. Delphi expects to file its quarterly report on Form 10-Q for the quarter ended March 31, 2005 on or before June 30, 2005 and thus to become current in its filings with the SEC.
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
      The second group of purported class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served in six such lawsuits and is aware of eight additional lawsuits. The lawsuits have been filed in the U.S. District Court for the Eastern District of Michigan, the U.S. District Court for the Southern District of New York, and the U.S. District Court for Southern District of Florida.
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
      With respect to intellectual property matters, on September 7, 2004 we received the arbitrator’s binding decision resolving a dispute between Delphi and Litex. In May 2001 Litex had filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, we received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the federal court for the District of Massachusetts seeking declaratory relief to enforce the parties’ agreement in the original case prohibiting Litex from bringing such claims. On March 28, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. This matter remains pending before the federal court for the District of Massachusetts.
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

11.	SUBSEQUENT EVENTS
      Several events have occurred subsequent to June 30, 2004 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. Those items include: the completion of our refinancing plan in June 2005 as described more fully in Note 10 Debt to the 2004 Annual Report on Form 10-K being filed concurrently with this report; amendments to the U.S. Asset Securitization program completed in March 2005 as described more fully in Note 5 Asset Securitizations to the 2004 Annual Report on Form 10-K; shareholder and derivative lawsuits initiated in early 2005 as described more fully in Note 10 Commitments and Contingencies to these financial statements; changes to U.S. salaried employees health care benefits implemented in March 2005 as described more fully in Note 6 Pension and Other Postretirement Benefits to these financial statements; and purchases of certain previously leased facilities in June 2005 as described more fully in Note 13 Commitments and Contingencies to the 2004 Annual Report on Form 10-K. In addition, the Company contributed $0.6 billion to its defined benefit pension plan in June 2005. Finally, the Company has signed a non-binding letter of intent to sell its global lead-acid battery business, comprised of assets totaling approximately $175 million.

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
      As a result of the restatement, originally reported net income increased $10 million and $26 million for the three months and six months ended June 30, 2004, respectively. Originally reported net income increased $18 million and $15 million for the three months and six months ended June 30, 2003, respectively. Further information on the nature and impact of these adjustments is provided in Note 2 Restatement to our consolidated financial statements included elsewhere in the Form 10-Q/ A, and we encourage you to read Note 2 Restatement to our consolidated financial statements for a complete description of the restatement.
Executive Summary
      Our second quarter net sales were $7.5 billion, up from $7.1 billion in the second quarter of 2003. Non-GM revenues were $3.4 billion, or 45% of sales, up 23% from the second quarter of 2003. Our second quarter 2004 GM sales were $4.1 billion, down 4% from the second quarter of 2003. Net income for the second quarter 2004 was $143 million. Our net sales for the first six months of 2004 were $14.9 billion, up from $14.3 billion in the first six months of 2003. Non-GM revenues were $6.6 billion, or 44% of sales, up 23% from the first six months of 2003. Our GM sales for the first six months of 2004 were $8.3 billion, down 6% from the first six months of 2003. Net income for the first six months of 2004 was $206 million. Year over year, we benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles and other non-automotive applications. In addition, net income benefited from a continued decline in our effective tax rate.
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
      Consistent with the first quarter, we worked with our suppliers to proactively manage cost pressures related to the increasing costs of various commodities, including steel. While our overall material prices declined during the first half of 2004, we experienced higher commodity costs versus the comparable period in 2003. We expect that raw material steel supply will continue to be constrained during the second half of the year and cannot ensure that we will not experience increased costs or disruptions in supply over the remainder of the year or longer term, or that increased costs for steel or other commodities will not have a material adverse impact on earnings.
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

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003
      Net Sales. Consolidated net sales by product sector and in total for the three months ended June 30, 2004 and 2003 were:

	Three Months Ended June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,754	$3,602
Electrical, Electronics & Safety	3,611	3,251
Automotive Holdings Group	698	765
Other	(521)	(527)

Consolidated net sales	$7,542	$7,091

      Consolidated net sales for the second quarter of 2004 were $7.5 billion compared to $7.1 billion for the same period of 2003. Our non-GM sales increased by $632 million, including $92 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $540 million or 19.4%. This non-GM sales increase was due to new business from diversifying our global customer base, increased production volumes, and incremental sales due to our recent acquisition, Delphi Grundig, partially offset by price decreases. As a percent of our net sales for the second quarter of 2004, our non-GM sales were 45.2%. Net sales to GM decreased by $181 million, net of $24 million of favorable foreign currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $205 million or 4.8% primarily due to volume and price decreases and decisions to exit certain businesses including generators. As mentioned above, our net sales were impacted by continued price pressures that resulted in price reductions of approximately $136 million, or 1.8% for the second quarter of 2004 compared to approximately $98 million or 1.4% for the second quarter of 2003.
      Gross Margin. Our gross margin was 12.4% for the second quarter of 2004 compared to gross margin of 12.4% for the second quarter of 2003.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses of $410 million, 5.4% of net sales for the second quarter of 2004, were slightly lower than $419 million or 5.9% of total net sales for the second quarter of 2003. The slight decrease is primarily due to the 2003 legal settlement discussed below, partially offset by currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses in the second quarter of 2003 were $381 million or 5.4% of net sales.
      Depreciation and Amortization. Depreciation and amortization was $283 million for the second quarter of 2004 compared to $263 million for the second quarter of 2003; the increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. In 2003, depreciation and amortization included $8 million of portfolio related actions, principally facility closure costs.
      Employee and Product Line Charges. The charges for the second quarter of 2004 are discussed below in the “Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003 — Employee and Product Line Charges” analysis.

      Operating Income. Operating income was $210 million for the second quarter of 2004 compared to operating income of $200 million for the second quarter of 2003. The second quarter 2004 operating income includes charges of $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”). Management reviews our sector operating income results excluding the Second Quarter 2004 Charges.
      Accordingly, we have separately presented such amounts in the table below:

	Three Months
	Ended June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$87	$143
Electrical, Electronics & Safety	322	272
Automotive Holdings Group	(131)	(155)
Other	(22)	(60)

Subtotal	256	200
Second Quarter 2004 Charges(a)	(46)	—

Total operating income	$210	$200

(a)	Represents the Second Quarter 2004 Charges of $12 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $7 million for Automotive Holdings Group and $3 million for Other.
      The increase in operating income from the second quarter of 2003 primarily reflected savings realized from our restructuring plans, material cost savings, and the 2003 legal settlement discussed above, partially offset by lower pricing and increased pension, healthcare and wages.
      Taxes. Our effective tax rate (including the tax related to minority interest) for the second quarter of 2004 was 11% compared to 35% for the comparable period of 2003. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required. An adjustment to reduce the reserve was recorded during the quarter. Excluding the benefit of this reduction in reserves on income tax expense, our effective tax rate (including the tax related to minority interest) for the second quarter of 2004 was 20%. During the past year we have been experiencing a shift of our earnings to lower tax rate jurisdictions. In addition, we effected entity reorganization and tax planning activities, which is allowing increased amounts of earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. Finally, our effective tax rate benefited from lower statutory rates in certain foreign jurisdictions and U.S. tax law changes.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003
      Net Sales. Consolidated net sales by product sector and in total for the six months ended June 30, 2004 and 2003 were:

	Six Months
	Ended June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$7,455	$7,264
Electrical, Electronics & Safety	7,136	6,468
Automotive Holdings Group	1,424	1,587
Other	(1,068)	(1,051)

Consolidated net sales	$14,947	$14,268

      Consolidated net sales for the first six months of 2004 were $14.9 billion compared to $14.3 billion for the same period of 2003. Our non-GM sales increased by $1.2 billion including approximately $0.3 billion resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $0.9 billion or 17%. This non-GM sales increase was due to increased production volumes, new business from diversifying our global customer base, and incremental sales due to our recent acquisition, Delphi Grundig, partially offset by price decreases. As a percent of our net sales for the six months ended June 30, 2004, our non-GM sales were 44.3%. Net sales to GM decreased by $547 million, net of $89 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $636 million or 7.2%. This GM sales decrease was due to volume and price decreases and decisions to exit certain businesses. As mentioned above, our net sales were impacted by continued price pressures that resulted in price reductions of approximately $262 million, or 1.8% for the first six months of 2004, compared to approximately $209 million or 1.5% for first six months of 2003.
      Gross Margin. Our gross margin was 11.9% for the first six months of 2004 compared to gross margin of 12.2% for the first six months of 2003. The slight decrease reflects the impact of higher wages, increased U.S. pension and healthcare expenses, and price decreases partially offset by higher volumes with non-GM customers, lower material costs as well as savings realized from our restructuring plans.
      Selling, General and Administrative. Selling, general and administrative expenses of $788 million, 5.3% of total net sales for the first six months of 2004, were slightly higher than $782 million or 5.5% of total net sales for the first six months of 2003. The increase is primarily due to the 2003 legal settlement discussed below, partially offset by currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses were $744 million or 5.2% of net sales.
      Depreciation and Amortization. Depreciation and amortization was $565 million for the first six months of 2004 compared to $518 million for the first six months of 2003; the increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. In 2003, depreciation and amortization included $8 million of portfolio related actions, principally facility closure costs.
      Employee and Product Line Charges. In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees. Based on progress to date, we now anticipate 500 to 1,000 additional hourly employees will leave Delphi bringing our total attrition to U.S. hourly 5,500 to 6,000. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace,

and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. Including $15 million of costs for additional U.S. hourly employees, we expect to incur total charges related to these initiatives of approximately $765 million (pre-tax) through December 31, 2004, of which $46 million ($14 million in cost of sales and $32 million in employee and product line charges) and $136 million ($66 million in cost of sales and $70 million in employee and product line charges) were recorded during the three and six months ended June 30, 2004, respectively, and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $68 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004, including $19 million in the DPTI sector, $20 million in the EES sector and $27 million in the AHG sector. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were substantially completed during the first quarter of 2004. During the second quarter of 2004, approximately 1,175 U.S. hourly employees flowed back to GM or retired. Cumulatively through June 30, 2004, approximately 4,925 U.S. hourly employees have left the company pursuant to these plans.
      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
2004 Charges	70	—	70
Usage during the first six months of 2004	(219)	—	(219	)(a)

Balance at June 30, 2004	$97	$5	$102	(b)

(a)	The total cash paid for the six months ended June 30, 2004 was $215 million, as shown on our consolidated Statement of Cash Flows. The total usage for the three and six months ended June 30, 2004 was $74 million and $219 million, respectively with $2 million and $6 million of non-cash special termination pension and postretirement benefits for the three months and six months ended June 30, 2004, respectively. In addition, we incurred $14 million and $66 million of cash costs associated with the 2004 Charges for the three and six months ended June 30, 2004, respectively, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      The estimated cash impact of these initiatives is approximately $0.7 billion, of which $88 million and $281 million was paid during the three and six months ended June 30, 2004, respectively, and $176 million was paid in 2003. We expect that up to $0.2 billion will be paid in subsequent quarters in 2004 and the remainder in 2005.

      Operating Income. Operating income was $353 million for the first six months of 2004 compared to operating income of $438 million for the first six months of 2003. The operating income for the first six months of 2004 includes charges of $66 million in cost of sales and $70 million in employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding the 2004 Charges. Accordingly, we have separately presented such amounts in the table below:

	Six Months
	Ended June 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$179	$288
Electrical, Electronics & Safety	607	524
Automotive Holdings Group	(256)	(292)
Other	(41)	(82)

Subtotal	489	438
2004 Charges(a)	(136)	—

Total operating income	$353	$438

(a)	Represents the 2004 Charges of $56 million for Dynamics, Propulsion, Thermal & Interior, $44 million for Electrical, Electronics & Safety, $29 million for Automotive Holdings Group and $7 million for Other.
      The decrease in operating income from the first six months of 2003 primarily reflected lower pricing and increased pension, healthcare and wages partially offset by savings realized from our restructuring plans, material savings, and the 2003 legal settlement discussed above.
      Taxes. Our effective tax rate (including the tax related to minority interest) for the first six months of 2004 was 19% compared to approximately 36% for the comparable period of 2003. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required. An adjustment to reduce the reserve was recorded during the quarter. Excluding the benefit of this reduction in reserves on income tax expense, our effective tax rate (including the tax related to minority interest) for the first six months of 2004 was 25%. During the past year we have been experiencing a shift of our earnings to lower tax rate jurisdictions. In addition, we effected entity reorganization and tax planning activities, which is allowing increased amounts of earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. Finally, our effective tax rate benefited from lower statutory rates in certain foreign jurisdictions and U.S. tax law changes.
Liquidity and Capital Resources
      The following discussion describes the Company’s liquidity position and capital resources as of and for the six months ended June 30, 2004. For an understanding of the Company’s current liquidity position and capital resources including its current credit ratings please refer to 2004 report on Form 10-K being filed concurrently with this report.

Overview of Capital Structure
      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.1 billion of outstanding debt at June 30, 2004, $2.0 billion was senior, unsecured debt with maturities ranging from 2006 to 2029 and approximately $0.4 billion was junior subordinated notes due to Delphi Trust I and II. This long-term debt primarily finances our long-term fixed assets. As of June 30, 2004, we have approximately $0.7 billion of short-term and other debt. We have highly varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, uncommitted facilities including bank lines, factoring lines and to a limited extent, commercial paper. Although the latter group is not committed, we expect these facilities typically would be available to us, if and when needed. We also maintain $3.0 billion of committed Credit Facilities, which we have had in place since our separation from GM. We have never used any of the $3.0 billion of committed Credit Facilities. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event and do not expect to utilize these facilities in the near term.
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

Other Financing Transactions
      We maintain a revolving accounts receivable securitization program in the United States (“U.S. Facility Program”). This program has been accounted for as the sale of accounts receivable. As of June 30, 2004, we had $600 million of accounts receivable sold under this program. The U.S. Facility Program has $600 million available and expires March 24, 2005. As of June 30, 2004, we anticipate that we will renew this program annually, with the potential for further increases to the program as our non-GM receivables continue to grow. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities that, if not met, could result in a termination of the agreement. At June 30, 2004, we were in compliance with the financial covenant and all other covenants.
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
      From time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of June 30, 2004, and 2003, certain European subsidiaries sold accounts receivable totaling $382 million and $429 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within the cash flow from operations.
      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that, if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At June 30, 2004, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. The financial covenant requirements include a debt to EBITDA coverage ratio not to exceed 3.25 to 1. As of June 30, 2004 we were in compliance with all financial covenant requirements. We have an additional synthetic lease, for an operation in Ohio, which is accounted for as an operating lease under generally accepted accounting principles. Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.

Customer Financing Programs
      We maintain a program with General Electric Capital Corporation (“GECC”) that allows some of our suppliers to factor their receivables from us to GECC for early payment. This program also allows us to have GECC pay our suppliers on our behalf, providing extended payment terms to us. Delphi has decided to discontinue this program in the future. Thus, we are minimizing our involvement in the program throughout the remainder of this year.
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

Credit Ratings
      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. As of June 30, 2004, Delphi had long-term credit ratings of BBB-/ Baa2/ BBB, respectively, and short-term credit ratings of A3/ P2/ F2, respectively. We currently have senior unsecured ratings of B-/ B3/ B, respectively, preferred stock ratings of CCC+/ Caa2/ CCC+, respectively, and senior secured debt ratings of BB-/ B1/ BB-, respectively, due to downgrades in 2005. As a result of the downgrades, our facility fee and borrowing costs under our existing five-year Credit Facility increased although availability was unaffected. We believe we continue to have access to sufficient liquidity; however, our cost of borrowing has increased and our ability to access certain financial markets has been limited. In the event of a further downgrade, the cost of borrowing will continue to increase and availability to liquidity may be further constrained.

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $589 million and $398 million for the six months ended June 30, 2004 and 2003, respectively. Changes in the levels of factoring and securitization also increased cash flow from operating activities by approximately $266 million as of June 30, 2004. Net cash provided by operating activities in the first six months of 2004 and 2003 were reduced by contributions to our U.S. pension plans of $600 million in each year and by cash paid for employee and product line initiatives totaling approximately $215 million for the first six months of 2004. Changes in the levels of factoring and securitization increased cash flows from operating activities by approximately $56 million as of June 30, 2003. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities totaled $385 million and $431 million for each of the six months ended June 30, 2004 and 2003, respectively. The use of cash in the first six months of 2004 and 2003 reflected capital expenditures related to ongoing operations.
      Financing Activities. Net cash used in financing activities was $402 million and $280 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in financing activities during the six months ended June 30, 2004 reflected a repayment of the 6.125% senior notes due May 1, 2004, partially offset by proceeds received from short-term borrowings. Net cash used in financing activities during the first six months of 2003 reflected repayments of short-term borrowings. Both periods also reflect the payments of dividends.
      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on June 22, 2004, which was paid on August 3, 2004 to holders of record on July 6, 2004. The dividend declared on March 1, 2004 was paid on April 12, 2004.
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
      We are required to design our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We included our required evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2004 in our original filing of this quarterly report. At that time we believed that such controls and procedures were operating effectively as designed. We further believed that there were no significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which were reasonably likely to adversely affect our ability to record, process, summarize and report financial information. We also reported that we had been and were continuing to deploy SAP’s enterprise software solution to replace legacy software systems in our business at various global locations, which we believed would provide us with enhanced data quality and process efficiency over our current legacy systems by improving systematic processing internal controls and availability of both financial and non-financial data for managing our businesses. We have since considered the findings of the internal investigation conducted by the Audit Committee of our Board of Directors in our assessment of internal control over financial reporting. The investigation identified a number of material weaknesses, which we believe adversely impacted our disclosure controls and procedures, and, as a result, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2004. Other than continued implementation of SAP, there were no changes to our internal control over financial reporting that occurred during the period covered by this report; however, we have subsequently implemented changes and are planning additional changes to remediate the material weaknesses identified, which we expect will materially affect such controls. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2004, which was filed on June 30, 2005, and which is incorporated by reference into this Item 4.
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
      Except as discussed in Note 10 Commitments and Contingencies, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004 being filed concurrently with this report.
      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

					Maximum Number
				Total Number of Shares	of Shares that may
	Total Number		Average	Purchased as Part of	yet be Purchased
	of Shares		Price Paid	Publicly Announced	Under the Plans or
Period	Purchased		per Share	Plans or Programs(a)	Programs(a)

April 1, 2004 through April 30, 2004	603,000	(b)	$9.99	—	19,000,000
May 1, 2004 through May 31, 2004	1,463,166	(b)(c)	$10.17	—	19,000,000
June 1, 2004 through June 30, 2004	—		—	—	19,000,000

Total	2,066,166		$10.12	—	19,000,000

(a)	As part of Delphi’s stock repurchase program, in January of 2004, the board of directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2005 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Includes open-market purchases by the trustee of Delphi’s 401(k) plans to fund investments by employees in our common stock, one of the investment options available under such plans.

(c)	Amount also includes 338,166 shares of common stock that were withheld to satisfy our tax withholding obligations arising upon vesting of restricted stock units issued pursuant to our equity based compensation plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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

(5) A stockholder proposal requesting the Board of Directors to approve the proposal for the redemption of Delphi’s stockholders’ rights plan:

For	Against	Abstain

300,327,973	114,814,663	7,372,379

(6) A stockholder proposal requesting the Board of Directors to approve the proposal for the annual election of directors:

For	Against	Abstain

315,009,485	100,335,866	7,170,735

(7) A stockholder proposal requesting the Board of Directors to approve the proposal for the adoption of a code for Delphi’s international operations:

For	Against	Abstain

85,669,629	290,884,679	45,959,781

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

10	(a)	364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility dated June 18, 2004 previously filed with the original filing of this quarterly report.

10	(b)	5-Year Second Amended and Restated Competitive Advance and Revolving Credit Facility dated June 18, 2004 previously filed with the original filing of this quarterly report.

Exhibit
Number		Exhibit Name

10	(c)	Delphi Corporation Annual Incentive Plan, filed as an exhibit to this report.*

10	(d)	Delphi Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 4(d) to Delphi’s Registration Statement on Form S-8 (Registration No. 333-116729).*

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
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

Delphi Corporation

(Registrant)

June 30, 2005	/s/ John D. Sheehan

John D. Sheehan Acting Chief Financial Officer, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

10	(c)	Delphi Corporation Annual Incentive Plan, filed as an exhibit to this report.*

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.