Form 10-Q
period 2004-09-30
DELPHI CORP
filed 2005-06-30
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

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
      As of September 30, 2004 there were 561,187,275 outstanding shares of the registrant’s $0.01 par value common stock.

Explanatory Note
      The majority of the information set forth in this Form 10-Q, including the Consolidated Financial Statements of Delphi Corporation and its subsidiaries and Management’s Discussion and Analysis, was originally filed with the Security and Exchange Commission (the “SEC”) on October 18, 2004 in a Form 8-K (“Original Filing”). At the time, Delphi’s independent registered public accounting firm had not completed its required reviews due to the ongoing status of an internal investigation by the Company’s Audit Committee of its Board of Directors. The decision to restate Delphi’s consolidated financial statements was previously announced in Current Report on Form 8-K of Delphi filed with the SEC on March 4, 2005. The decision to restate was based on the findings of an internal investigation conducted by Delphi’s Audit Committee of the Board of Directors. For a more detailed description of these restatements, see Note 2 Restatement to the accompanying consolidated financial statements contained in this Form 10-Q. The financial information contained in this filing reflects the restatement.
      This Form 10-Q only restates Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
      Except for foregoing amended information, this Form 10-Q continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed by our Annual Report on Form 10-K for the year ended December 31, 2004, which is being filed concurrently with the filing of this Form 10-Q, or other reports filed with SEC subsequent to the date of this filing.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(As Restated	(As Restated	(As Restated	(As Restated
	See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$3,496	$3,926	$11,818	$12,795
Other customers	3,146	2,632	9,771	8,031

Total net sales	6,642	6,558	21,589	20,826

Operating expenses:
Cost of sales, excluding items listed below	6,065	5,956	19,236	18,486
Selling, general and administrative	383	377	1,171	1,159
Depreciation and amortization	293	324	858	842
Employee and product line charges	9	348	79	348

Total operating expenses	6,750	7,005	21,344	20,835

Operating (loss) income	(108)	(447)	245	(9)
Interest expense	(58)	(51)	(175)	(148)
Other income (expense), net	8	2	(3)	(1)

(Loss) income before income taxes, minority interest expense and equity income	(158)	(496)	67	(158)
Income tax benefit (expense)	33	184	(7)	68
Minority interest, net of tax	(10)	(11)	(36)	(33)
Equity income	16	20	63	50

Net (loss) income	$(119)	$(303)	$87	$(73)

(Loss) earnings per share
Basic and diluted	$(0.21)	$(0.54)	$0.16	$(0.13)

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$918	$893
Accounts receivable, net:
General Motors and affiliates	2,550	2,327
Other customers	1,397	1,501
Retained interest in receivables, net	857	717
Inventories, net:
Productive material, work-in-process and supplies	1,442	1,318
Finished goods	504	478
Deferred income taxes	343	367
Prepaid expenses and other	283	269

Total current assets	8,294	7,870
Long-term assets:
Property, net	6,109	6,399
Deferred income taxes	4,136	3,961
Goodwill	787	773
Other intangible asset	45	81
Pension intangible assets	1,167	1,167
Other	860	815

Total assets	$21,398	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$911	$892
Accounts payable	3,408	3,133
Accrued liabilities	2,832	2,684

Total current liabilities	7,151	6,709
Long-term liabilities:
Long-term debt	2,068	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,072	3,577
Postretirement benefits other than pensions	6,223	5,697
Other	830	905

Total liabilities	19,756	19,452

Commitments and contingencies (Note 11)
Minority interest	185	168
Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,657	2,660
Retained earnings	966	997
Minimum pension liability	(2,006)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(105)	(136)
Treasury stock, at cost (3.8 million and 4.7 million shares in 2004 and 2003, respectively)	(61)	(75)

Total stockholders’ equity	1,457	1,446

Total liabilities and stockholders’ equity	$21,398	$21,066

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	(As Restated	(As Restated
	See Note 2)	See Note 2)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$87	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	858	842
Deferred income taxes	(140)	(181)
Employee and product line charges	79	348
Equity income	(63)	(50)
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(319)	(672)
Inventories, net	(146)	30
Prepaid expenses and other	56	2
Accounts payable	277	115
Employee and product line charge obligations	(261)	(46)
Accrued and other long-term liabilities	319	268
Other	80	35

Net cash provided by operating activities	827	618

Cash flows from investing activities:
Capital expenditures	(633)	(763)
Proceeds from sale of property	17	29
Cost of acquisition, net of cash acquired	(17)	—
Other	35	56

Net cash used in investing activities	(598)	(678)

Cash flows from financing activities:
Net proceeds from issuance of debt securities	—	492
Repayment of debt securities	(500)	—
Net proceeds from (repayments of) borrowings under credit facilities and other debt	438	(593)
Dividend payments	(118)	(119)
Issuances of treasury stock	2	1
Other	(22)	(27)

Net cash used in financing activities	(200)	(246)

Effect of exchange rate fluctuations on cash and cash equivalents	(4)	23

Increase (decrease) in cash and cash equivalents	25	(283)
Cash and cash equivalents at beginning of period	893	1,028

Cash and cash equivalents at end of period	$918	$745

See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
      General — Delphi Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Delphi and its subsidiaries.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in thousands)
Weighted average shares outstanding	561,188	560,296	560,808	560,052
Effect of dilutive securities	—	—	2,009	—

Diluted shares outstanding	561,188	560,296	562,817	560,052

      Securities excluded from the computation of diluted earnings per share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in thousands)
Anti-dilutive securities	91,414	96,224	72,546	96,002

      The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 9, 2004, which was paid on October 19, 2004 to holders of record on September 20, 2004. The dividend declared on June 22, 2004 was paid on August 3, 2004.
      Stock-Based Compensation — As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for a majority of its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the three and nine months ended September 30, 2004 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      If we accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income and basic and diluted earnings per share would have been as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Net (loss) income, as reported	$(119)	$(303)	$87	$(73)
Add: Stock-based compensation expense recognized, net of related tax effects	3	2	8	5
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7)	(7)	(17)	(17)

Pro forma net (loss) income	$(123)	$(308)	$78	$(85)

(Loss) earnings per share:
Basic and diluted — as reported	$(0.21)	$(0.54)	$0.16	$(0.13)

Basic and diluted — pro forma	$(0.22)	$(0.55)	$0.14	$(0.15)

      In May 2004, Delphi’s existing outstanding equity compensation plans expired and shareholders approved a new equity compensation plan, which provides for issuances of up to 36.5 million shares of common stock. During 2004, we issued approximately 4.5 million restricted stock units and approximately 6.8 million options, which occurred in the second quarter. As of September 30, 2004, there are approximately 25.2 million shares available for future grants under this plan.
      Reclassifications — Reclassifications have been made to present minority interest and equity income separately in the Consolidated Statements of Operations, which also resulted in a reclassification of income tax expense. Intangible assets and minority interest have been reclassified for separate presentation on the Consolidated Balance Sheets. Equity income has also been reclassified in the Consolidated Statements of Cash Flows.

2.	RESTATEMENT
      These consolidated financial statements have been restated in order to reflect adjustments to the Company’s quarterly financial information originally reported on Current Report Form 8-K filed with the SEC on December 8, 2004. The restatement also affects the three and nine months ended September 30, 2003. Amounts disclosed in this note that are as of or for the periods ended September 30, 2004, or September 30, 2003 are all unaudited. The restated financial statements have been prepared by management and reflect all adjustments known to management.
      Refer to Note 2 Restatement and Item 6. Selected Financial Data in the 2004 Form 10-K, which is being filed concurrently with this Form 10-Q, for further discussion of this restatement including the adjustments recorded in the 2003 and 2002 annual periods and quarterly periods of 2004 and 2003. This note discusses the restatement adjustments included in the 2004 Form 10-K as they relate to the third quarters of 2004 and 2003.
      The decision to restate originally reported financial information was based on the results of an independent investigation conducted by the Audit Committee of Delphi’s Board of Directors. The investigation was initiated in response to a Securities and Exchange Commission (the “SEC”) inquiry regarding the accounting for certain transactions with suppliers of information technology services in 2001. The transactions under the internal review included rebates, credits or other lump sum payments received from suppliers or paid to customers from 1999 to 2004. In the course of the investigation, the Audit

Committee also examined Delphi’s accounting for transactions involving the disposition of indirect material and inventory and certain other transactions. Based on an assessment of the impact of the adjustments, management and the Audit Committee determined that restatement of Delphi’s originally issued consolidated financial statements was required.
      The following table summarizes the impact of these adjustments to Delphi’s originally reported net income (loss) for the three and nine months ended September 30, 2004, or September 30, 2003. These adjustments impacted originally reported sales, costs of sales, selling, administrative and other expenses and income tax expense on the statement of operations.

	Three Months
	Ended
	September 30,

	2004	2003

	(in millions)
As originally reported net loss	$(114)	$(353)
Adjustments
Information technology service provider rebates(a)	2	6
Non-IT supplier rebates(a)	(3)	1
Deferred expense recognition for IT services(b)	—	3
Indirect material dispositions(c)	2	41
Warranty settlements with former parent company(d)	4	24
Period-end accruals and out of period items(e)	2	(8)
Other(f)	(9)	12

Total	(2)	79
Related tax effects	(3)	(29)

Total adjustments, net of tax	(5)	50

Net loss, as restated	$(119)	$(303)

	Nine Months
	Ended
	September 30,

	2004	2003

	(in millions)
As originally reported net income (loss)	$66	$(138)
Adjustments
Information technology service provider rebates(a)	9	11
Non-IT supplier rebates(a)	1	2
Deferred expense recognition for IT services(b)	3	17
Indirect material dispositions(c)	3	42
Warranty settlements with former parent company(d)	13	23
Period-end accruals and out of period items(e)	15	(10)
Other(f)	(13)	19

Total	31	104
Related tax effects	(10)	(39)

Total adjustments, net of tax	21	65

Net income (loss), as restated	$87	$(73)

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
      Represents adjustments recorded to correct other miscellaneous items identified in the restatement, none of which are individually significant. Amounts include balance sheet reclassifications required to give effect to restatement adjustments, including the reclassification of tax-related liabilities from long-term to current of approximately $346 million and $407 million for the periods ended September 30, 2004 and December 31, 2003, respectively.

      The following is a summary of the impact of the restatement on the originally issued consolidated statement of operations, consolidated balance sheets and consolidated statement of cash flows included in this filing.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

	(in millions, except per share		(in millions, except per share
	amounts)		amounts)
Net sales:
General Motors and affiliates	$3,495	$3,496	$3,927	$3,926
Other customers	3,155	3,146	2,636	2,632

Total net sales	6,650	6,642	6,563	6,558

Operating expenses:
Cost of sales, excluding items listed below	6,089	6,065	6,041	5,956
Selling, general and administrative	374	383	376	377
Depreciation and amortization	292	293	326	324
Employee and product line charges	9	9	348	348

Total operating expenses	6,764	6,750	7,091	7,005

Operating loss	(114)	(108)	(528)	(447)
Interest expense	(54)	(58)	(48)	(51)
Other income (expense), net	7	8	1	2

Loss before income taxes, minority interest expense and equity income	(161)	(158)	(575)	(496)
Income tax benefit	41	33	213	184
Minority interest, net of tax	(10)	(10)	(11)	(11)
Equity income	16	16	20	20

Net loss	$(114)	$(119)	$(353)	$(303)

Loss per share
Basic and diluted	$(0.20)	$(0.21)	$(0.63)	$(0.54)

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

	(in millions, except per share		(in millions, except per share
	amounts)		amounts)
Net sales:
General Motors and affiliates	$11,819	$11,818	$12,795	$12,795
Other customers	9,791	9,771	8,044	8,031

Total net sales	21,610	21,589	20,839	20,826

Operating expenses:
Cost of sales, excluding items listed below	19,303	19,236	18,593	18,486
Selling, general and administrative	1,179	1,171	1,187	1,159
Depreciation and amortization	853	858	839	842
Employee and product line charges	79	79	348	348

Total operating expenses	21,414	21,344	20,967	20,835

Operating income (loss)	196	245	(128)	(9)
Interest expense	(165)	(175)	(138)	(148)
Other income (expense), net	2	(3)	(2)	(1)

Income (loss) before income taxes, minority interest expense and equity income	33	67	(268)	(158)
Income tax benefit (expense)	6	(7)	112	68
Minority interest, net of tax	(36)	(36)	(32)	(33)
Equity income	63	63	50	50

Net income (loss)	$66	$87	$(138)	$(73)

Earnings (loss) per share
Basic and diluted	$0.12	$0.16	$(0.25)	$(0.13)

CONSOLIDATED BALANCE SHEETS

	September 30, 2004		December 31, 2003

	As		As
	Originally		Originally
	Reported	As Restated	Reported	As Restated

	(in millions)		(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$902	$918	$880	$893
Accounts receivable, net:
General Motors and affiliates	2,550	2,550	2,326	2,327
Other customers	1,365	1,397	1,438	1,501
Retained interest in receivables, net	857	857	717	717
Inventories, net:
Productive material, work-in-process and supplies	1,638	1,442	1,518	1,318
Finished goods	504	504	478	478
Deferred income taxes	335	343	420	367
Prepaid expenses and other	278	283	269	269

Total current assets	8,429	8,294	8,046	7,870
Long-term assets:
Property, net	5,896	6,109	6,167	6,399
Deferred income taxes	4,036	4,136	3,835	3,961
Goodwill	787	787	776	773
Other intangible asset	45	45	79	81
Pension intangible assets	1,167	1,167	1,167	1,167
Other	870	860	834	815

Total assets	$21,230	$21,398	$20,904	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$788	$911	$801	$892
Accounts payable	3,426	3,408	3,158	3,133
Accrued liabilities	2,432	2,832	2,232	2,684

Total current liabilities	6,646	7,151	6,191	6,709
Long-term liabilities:
Long-term debt	2,044	2,068	2,022	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412	412	412
Pension benefits	3,080	3,072	3,574	3,577
Postretirement benefits other than pensions	6,223	6,223	5,697	5,697
Other	1,110	830	1,271	905

Total liabilities	19,515	19,756	19,167	19,452

Commitments and contingencies (Note 11)
Minority interests	185	185	167	168
Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6	6	6
Additional paid-in capital	2,664	2,657	2,667	2,660
Retained earnings	1,190	966	1,241	997
Minimum pension liability	(2,118)	(2,006)	(2,118)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(151)	(105)	(151)	(136)
Treasury stock, at cost (3.8 million and 4.7 million shares in 2004 and 2003)	(61)	(61)	(75)	(75)

Total stockholders’ equity	1,530	1,457	1,570	1,446

Total liabilities and stockholders’ equity	$21,230	$21,398	$20,904	$21,066

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

	(in millions)		(in millions)
Cash and cash equivalents at beginning of period	$880	$893	$1,014	$1,028
Cash flows provided by operating activities	786	827	536	618
Cash flows used in investing activities	(611)	(598)	(668)	(678)
Cash flows used in financing activities	(149)	(200)	(174)	(246)
Effect of exchange rate changes on cash	(4)	(4)	23	23

Net increase (decrease) in cash and cash equivalents	22	25	(283)	(283)

Cash and cash equivalents at end of period	$902	$918	$731	$745

      Certain amounts in the notes to the consolidated financial statements have been restated to reflect the restatement adjustments described above.

3.	EMPLOYEE AND PRODUCT LINE CHARGES
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. Based on progress to date, we now anticipate more than 1,000 additional U.S. hourly employees will leave Delphi bringing our total attrition to more than 6,000 during this period. Our plans entail reductions to our workforce through a variety of methods including U.S. hourly regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America hourly employees may return (“flowback”) to General Motors (“GM”).
      As required under generally accepted accounting principles, we record the costs associated with flowbacks as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $765 million (pre-tax) through December 31, 2004, of which $26 million ($17 million in cost of sales and $9 million in employee and product line charges) and $162 million ($83 million in cost of sales and $79 million in employee and product line charges) were recorded during the three and nine months ended September 30, 2004, respectively, and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $42 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004, including $10 million in the DPTI sector, $7 million in the EES sector and $23 million in the AHG sector. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were substantially completed during the first quarter of 2004. During the third quarter of 2004, approximately 750 U.S. hourly employees flowed back to GM or retired. Cumulatively through September 30, 2004, approximately 5,675 U.S. hourly employees have left the company pursuant to these plans.
      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
2004 Charges	79	—	79
Usage during the first nine months of 2004	(266)	—	(266	)(a)

Balance at September 30, 2004	$59	$5	$64	(b)

(a)	The total cash paid for the nine months ended September 30, 2004 was $261 million, as shown on our consolidated Statement of Cash Flows. Our total usage for the three and nine months ended September 30, 2004 was $47 million and $266 million, respectively with $0 million and $6 million of non-cash special termination pension and postretirement benefits for the three and nine months ended September 30, 2004, respectively. In addition, we incurred $17 million and $83 million of cash costs associated with the 2004 Charges for the three and nine months ended September 30, 2004, respectively, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      The estimated cash impact of these initiatives is approximately $0.7 billion (consistent with our plans announced in the third quarter of 2003), of which $63 million and $344 million was paid during the three and nine months ended September 30, 2004, respectively, and $176 million was paid in 2003. We expect that approximately $0.2 billion will be paid in the fourth quarter of 2004 and the remainder in 2005.

4.	ASSET SECURITIZATION
          U.S. Program
      We maintained a $600 million revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”) in 2004. Under this U.S. Facility Program, we sell a portion of our U.S. originated trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically finance the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks are obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the undivided interest sold to the Conduits is excluded from our consolidated balance sheet thereby reducing our accounts receivable. The value of the retained interest in receivables held by DR, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. As of September 30, 2004, the retained interest in receivables, net was $857 million. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary.
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 2.0%), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $0.8 million and $3.2 million for the three and nine months ended September 30, 2004, respectively and approximately $1.7 million and $4.1 million for the three and nine months ended September 30, 2003, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables, including receivables that are not sold under the U.S. Facility Program. We can elect to keep the collections and sell additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of sales of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program do not result in the recognition of a servicing asset or liability under the provisions of SFAS 140 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.

      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, was renewed on March 29, 2004 and extended through March 24, 2005. The program was increased from $500 million to $600 million in March 2004 and can be extended for additional 364-day periods based upon the mutual agreement of the parties. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At September 30, 2004, we were in compliance with all such covenants.
      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program during the three and nine months ended September 30, 2004:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004

	(in millions)
Undivided interests sold at beginning of period	$600	$323
Proceeds from new securitizations (sale of undivided interests)	425	2,110
Collections related to undivided interests sold(a)	(906)	(2,850)
Collections reinvested through sale of additional undivided interests	206	742

Undivided interests sold	$325	$325

(a)	Of the collections received on the undivided interests sold, for the three months ended September 30, 2004, $700 million was remitted to the Conduits and $206 million was reinvested; and for the nine months ended September 30, 2004, $2,108 million was remitted to the Conduits and $742 million was reinvested.
          European Program
      In November 2003, we entered into a €330 million ($406 million at September 30, 2004 currency exchange rates) and £30 million ($54 million at September 30, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of September 30, 2004 and 2003, we had no significant accounts receivable transferred under this program. The program can be extended based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the agreement. At September 30, 2004 and 2003, we were in compliance with all such covenants.
      The program was renewed in December 2004 at €225 million ($277 million at September 30, 2004 currency exchange rates) and £10 million ($18 million at September 30, 2004 currency exchange rates) and currently expires on December 1, 2005. The program can be extended upon the mutual agreement of the parties. Further, in March 2005 Delphi amended the European trade receivables securitization program to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and amended other procedural terms.

5.	ACQUISITIONS
      On September 1, 2004, Delphi acquired the intellectual property and substantially all the assets and certain liabilities of Dynamit Nobel AIS GmbH Automotive Ignition Systems (“Dynamit Nobel AIS”), a wholly-owned subsidiary of mg technologies AG, for approximately $17 million, net of cash acquired. The acquisition is accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. The purchase price and related allocations are preliminary and may be revised as additional information is obtained. Dynamit

Nobel AIS is a designer and manufacturer of igniters, propellants, micro-gas generators and related products for the automotive industry.

6.	WARRANTIES
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
      The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2004.

September 30,
2004

(in millions)
Beginning accrual balance at December 31, 2003	$258
Provision for estimated warranties accrued during the nine-month period	78
Accruals for pre-existing warranties (including changes in estimates)	1
Settlements made during the nine-month period (in cash or in kind)	(80)
Foreign currency translation	1

Ending accrual balance at September 30, 2004	$258

      Approximately $196 million and $165 million of the warranty accrual balance as of September 30, 2004 and December 31, 2003, respectively is included in accrued liabilities in the accompanying consolidated balance sheet. The remainder of the warranty accrual balance is included in other long-term liabilities.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS
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

      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine months ended September 30 for each year for U.S. salaried and hourly employees:

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(in millions)
Service cost	$71	$65	$43	$42	$213	$195	$132	$126
Interest cost	175	161	123	115	524	483	374	345
Expected return on plan assets	(181)	(162)	—	—	(542)	(486)	—	—
Amortization of prior service cost	34	23	(2)	—	104	69	(4)	—
Amortization of net loss	35	27	28	18	106	81	92	54
Special termination benefits	—	—	—	—	5	—	1	—

Net periodic benefit cost	$134	$114	$192	$175	$410	$342	$595	$525

      During each of the nine months ended September 30, 2004 and September 30, 2003, Delphi contributed $0.6 billion to its U.S. pension plans. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. The pension expense for these locations for the three months ended September 30, 2004 and 2003 was $14 million and $16 million, respectively, and for the nine months ended September 30, 2004 and 2003 was $54 million and $48 million, respectively.
      Other postretirement benefits expense during the three and nine months ended September 30, 2004 increased by $17 million and $70 million, respectively, compared to the comparable periods in 2003. The total impact of the Act on our actuarial liability was $0.5 billion and is being accounted for as an actuarial gain, in accordance with guidance from the Financial Accounting Standards Board (“FASB”). As a result, the gain will be amortized as a reduction of our periodic expense and balance sheet liability over the next ten to twelve years, depending on the terms of the specific plans.
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

8.	DERIVATIVES AND HEDGING ACTIVITIES
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
      The fair value of derivative financial instruments as of September 30, 2004 and December 31, 2003 included current and non-current assets of $61 million and $58 million, respectively and current and non-

current liabilities of $6 million and $55 million, respectively. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of September 30, 2004, were $42 million after-tax ($67 million pre-tax). Of this pre-tax total, a gain of approximately $56 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $6 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $7 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

9.	STOCKHOLDERS’ EQUITY
      Changes in stockholders’ equity for the nine months ended September 30, 2004 were:

					Accumulated Other
					Comprehensive
					Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Liability	Other	Stock	Equity

	(in millions)
Balance at January 1, 2004 (As restated, see Note 2)	565	$6	$2,660	$997	$(2,006)	$(136)	$(75)	$1,446
Net income (As restated, see Note 2)	—	—	—	87	—	—	—	87
Currency translation adjustments and other (As restated, see Note 2)	—	—	—	—	—	24	—	24
Net change in unrecognized gain on derivative instruments (As restated, see Note 2)	—	—	—	—	—	7	—	7
Minimum pension liability adjustment	—	—	—	—	—	—	—	—

Total comprehensive income (As restated, see Note 2)								118
Shares issued for employee benefit plans, net	—	—	(3)	—	—	—	14	11
Dividends	—	—	—	(118)	—	—	—	(118)

Balance at September 30, 2004 (As restated, see Note 2)	565	$6	$2,657	$966	$(2,006)	$(105)	$(61)	$1,457

10.	SEGMENT REPORTING
      Management reviews our sector operating results for purposes of making operating decisions and assessing performance excluding certain charges in the third quarter of 2004 of $26 million, $17 million in cost of sales and $9 million in employee and product line charges (the “Third Quarter 2004 Charges”), certain charges in the third quarter of 2003 of $97 million in cost of sales, $52 million in depreciation and amortization and $348 million in employee and product line charges (the “Third Quarter 2003 Charges”), and certain charges for the first nine months of 2004 of $162 million, $83 million in cost of sales and $79 million in employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges. Included below are sales and operating data for our sectors for the three and nine months ended September 30, 2004 and 2003, which were realigned in 2004. The 2003 data has been reclassified to conform with the current sector alignment.
      Selected information regarding Delphi’s product sectors is as follows:

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)		(in millions)		(in millions)		(in millions)		(in millions)
For the Three Months Ended:
September 30, 2004
Net sales to GM and affiliates	$1,779		$1,399		$318		$—		$3,496
Net sales to other customers	1,246		1,799		101		—		3,146
Inter-sector net sales	210		78		162		(450)		—

Total net sales	$3,235		$3,276		$581		$(450)		$6,642

Sector operating (loss) income	$(94	)(b)	$186	(b)	$(160	)(b)	$(14	)(b)	$(82	)(b)
September 30, 2003(c)
Net sales to GM and affiliates	$1,989		$1,522		$416		$(1)		$3,926
Net sales to other customers	1,113		1,433		86		—		2,632
Inter-sector net sales	189		96		182		(467)		—

Total net sales	$3,291		$3,051		$684		$(468)		$6,558

Sector operating income (loss)	$28	(d)	$184	(d)	$(156	)(d)	$(6	)(d)	$50	(d)
For the Nine Months Ended:
September 30, 2004
Net sales to GM and affiliates	$6,065		$4,602		$1,151		$—		$11,818
Net sales to other customers	3,961		5,517		293		—		9,771
Inter-sector net sales	664		293		561		(1,518)		—

Total net sales	$10,690		$10,412		$2,005		$(1,518)		$21,589

Sector operating income (loss)	$85	(e)	$793	(e)	$(416	)(e)	$(55	)(e)	$407	(e)
September 30, 2003(c)
Net sales to GM and affiliates	$6,504		$4,910		$1,381		$—		$12,795
Net sales to other customers	3,447		4,296		287		1		8,031
Inter-sector net sales	604		313		603		(1,520)		—

Total net sales	$10,555		$9,519		$2,271		$(1,519)		$20,826

Sector operating income (loss)	$316	(d)	$708	(d)	$(448	)(d)	$(88	)(d)(f)	$488	(d)(f)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the Third Quarter 2004 Charges of $9 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety, and $4 million for Automotive Holdings Group.

(c)	As originally disclosed, amounts have been reclassified from prior presentation to conform to our present sector alignment.

(d)	Excludes the Third Quarter 2003 Charges of $76 million for Dynamics, Propulsion, Thermal & Interior, $103 million for Electrical, Electronics & Safety, $292 million for Automotive Holdings Group and $26 million for Other.

(e)	Excludes the 2004 Charges of $65 million for Dynamics, Propulsion, Thermal & Interior, $57 million for Electrical, Electronics & Safety, $33 million for Automotive Holdings Group and $7 million for Other.

(f)	Includes the second quarter 2003 legal settlement with a former supplier of $38 million.

11.	COMMITMENTS AND CONTINGENCIES
Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by Staff of the Securities Exchange Commission (“SEC”) and other federal agencies involving Delphi’s accounting and adequacy of disclosures for a number of transactions. The transactions being investigated include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlement agreements entered into between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. Contemporaneously with this filing, Delphi has filed its amended quarterly reports on Form 10-Q/ A for the first and second quarters of 2004 and annual report on Form 10-K for the year ended December 31, 2004, which also contain restated financial statements. Delphi expects to file its quarterly report on Form 10-Q for the quarter ended March 31, 2005 on or before June 30, 2005 and thus to become current in its filings with the SEC.
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

12.	SUBSEQUENT EVENTS
      Several events have occurred subsequent to September 30, 2004 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. Those items include: the completion of our refinancing plan in June 2005 as described more fully in Note 10 Debt to the 2004 Annual Report on Form 10-K being filed concurrently with this report; amendments to the U.S. Asset Securitization program completed in March 2005 as described more fully in Note 5 Asset Securitizations to the 2004 Annual Report on Form 10-K; shareholder and derivative lawsuits initiated in early 2005 as described more fully in Note 11 Commitments and Contingencies to these financial statements; changes to U.S. salaried employees health care benefits implemented in March 2005 as described more fully in Note 7 Pension and Other Postretirement Benefits to these financial statements; and purchases of certain previously leased facilities in June 2005 as described more fully in Note 13 Commitments and Contingencies to the 2004 Annual Report on Form 10-K. In addition, the Company contributed $0.6 billion to its defined benefit pension plan in June 2005. Finally, the Company has signed a non-binding letter of intent to sell its global lead-acid battery business, comprised of assets totaling approximately $175 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
      Delphi has restated its originally issued consolidated financial statements for 2001 through the third quarter of 2004, primarily to care for improper accounting related to rebate transactions, deferred recognition of expense, asset dispositions, and cash payments made to and credits received from its former parent.
      As a result of the restatement, originally reported net income decreased $5 million for the three months ended September 30, 2004 and increased $21 million for the nine months ended September 30, 2004. Originally reported net income increased $50 million and $65 million for the three months and nine months ended September 30, 2003, respectively. Further information on the nature and impact of these adjustments is provided in Note 2 Restatement, to our consolidated financial statements included elsewhere in the Form 10-Q and we encourage you to read Note 2 Restatement to our consolidated financial statements for a complete description of the restatement.
Executive Summary
      Our third quarter net sales were $6.64 billion, up from $6.56 billion in the third quarter of 2003. Non-GM revenues were $3.1 billion, or 47% of sales, up 20% from the third quarter of 2003. Our third quarter 2004 General Motors (“GM”) sales were $3.5 billion, down 11% from the third quarter of 2003. The net loss for the third quarter 2004 was $119 million. During the second half of the year, we experienced a more challenging U.S. vehicle manufacturer production environment combined with slowing attrition of our U.S. hourly workforce, increased commodity price pressures as well as program launch and volume related cost issues. These challenges were partially offset by a continued decline in our effective tax rate.
      We continue to be challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the third quarter of 2004. We expect that raw material steel supply will continue to be constrained and cannot ensure that we will not experience increased costs or disruptions in supply over the remainder of the year. We expect commodity cost pressures will continue to intensify as our supply contracts expire during the fourth quarter of 2004 and during 2005. We will seek to avoid these cost pressures using a combination of techniques, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our earnings in future periods may be adversely impacted.
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
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. We have substantially achieved our planned reduction in our U.S. salaried and non-U.S. hourly workforce. We expect to see continued U.S. hourly attrition through the end of the year and anticipate total U.S. hourly attrition to be more than 6,000 for this period. We continue to seek savings from restructuring plans and improvements in operating performance to address the challenges of legacy costs associated with declining GM revenues, rising commodity costs, increased wages, pension and healthcare costs, as well as continued price pressures. We expect that these pressures may continue and possibly even worsen over the year.
Results of Operations
      The information presented below is based on our sector realignment which was effective January 1, 2004.

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003
      Net Sales. Consolidated net sales by product sector and in total for the three months ended September 30, 2004 and 2003 were:

	Three Months
	Ended
	September 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,235	$3,291
Electrical, Electronics & Safety	3,276	3,051
Automotive Holdings Group	581	684
Other	(450)	(468)

Consolidated net sales	$6,642	$6,558

      Consolidated net sales for the third quarter of 2004 and 2003 were $6.6 billion. Our non-GM sales increased by $514 million, including $120 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $394 million, or 15%. This non-GM sales increase was due to new business achieved from diversifying our global customer base, incremental sales due to our Delphi Grundig acquisition, and the migration of certain product programs from GM sales to sales to Tier I customers, partially offset by price decreases. Our Non-GM sales were 47% of net sales for the third quarter of 2004. Net sales to GM decreased by $430 million, including $29 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased by $459 million, or 11.7%, primarily due to volume and price decreases and decisions to exit certain businesses including generators. As mentioned above, our net sales were impacted by continued price pressures that resulted in price reductions of approximately $133 million, or 2.0% for the third quarter of 2004 compared to approximately $126 million or 1.9% for the third quarter of 2003.
      Gross Margin. Our gross margin was 8.7% for the third quarter of 2004 compared to gross margin of 9.2% for the third quarter of 2003. Excluding the difference between the 2003 and 2004 charges, the third quarter of 2004 gross margin as compared to the prior year was negatively impacted by reductions in selling prices of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and to a lesser extent commodity price increases. These cost increases were partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts totaling approximately 3% of sales. Slower U.S. hourly workforce attrition combined with lower production volumes and launch challenges negatively impacted our ability to offset the cost increase noted above.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses of $383 million and 5.8% of net sales for the third quarter of 2004, were consistent with $377 million and 5.7% of total net sales for the third quarter of 2003.
      Depreciation and Amortization. Depreciation and amortization was $293 million for the third quarter of 2004 compared to $324 million for the third quarter of 2003. In 2003, depreciation and amortization included $52 million of charges related to product line impairment related to our decision to exit certain facilities. Excluding these amounts, depreciation and amortization was $272 million for the third quarter of

2003. In 2004, depreciation and amortization before charges increased primarily as a result of unfavorable currency exchange rates.
      Employee and Product Line Charges. The charges for the third quarter of 2004 are discussed below in the “Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003 — Employee and Product Line Charges” analysis.
      Operating loss. Operating loss was $108 million for the third quarter of 2004 compared to $447 million for the third quarter of 2003. The third quarter 2004 operating loss includes charges of $17 million in cost of sales and $9 million in employee and product line charges (the “Third Quarter 2004 Charges”). The 2003 results include charges of $97 million in cost of sales, $52 million in depreciation and amortization and $348 million in employee and product line charges (the “2003 Charges”).
      Management reviews our sector operating income results excluding these charges. Accordingly, we have separately presented such amounts in the table below.

	Three Months
	Ended
	September 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(94)	$28
Electrical, Electronics & Safety	186	184
Automotive Holdings Group	(160)	(156)
Other	(14)	(6)

Subtotal	(82)	50
Third Quarter 2004 Charges(a)	(26)	—
2003 Charges(b)	—	(497)

Total operating loss	$(108)	$(447)

(a)	Represents the Third Quarter 2004 Charges of $9 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety, and $4 million for Automotive Holdings Group.

(b)	Represents the Third Quarter 2003 Charges of $76 million for Dynamics, Propulsion, Thermal & Interior, $103 million for Electrical, Electronics & Safety, $292 million for Automotive Holdings Group and $26 million for Other.
      Excluding the impact of the Third Quarter 2004 Charges and the 2003 Charges, our operating loss for the third quarter of 2004 was $82 million compared to $50 million of operating income for the three months ended September 30, 2003. Operating loss was negatively impacted by decreases in selling prices of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and to a lesser extent commodity price increases. Slower U.S. hourly workforce attrition combined with lower production volumes and launch challenges negatively impacted our ability to offset the cost increase noted above.
      Taxes. We recorded an income tax benefit in the third quarter of 2004 of $33 million, including the benefit resulting from reducing, in the third quarter, the tax expense on pre-tax earnings for the first six months of 2004 to our current annual effective tax rate expectation. We recorded a tax benefit of $184 million in the third quarter of 2003. The tax benefit recorded in the third quarter of 2003 includes tax benefits related to the 2003 Charges.
      Our low effective tax rate (including tax related to minority interest) of 20% results from recording tax expense related to our non-U.S. operations at rates that are less than rates used for recording tax benefits related to our U.S. operations. In recent periods, we have been experiencing a shift in our earnings outside of the U.S., generally to lower tax rate jurisdictions. During the third quarter of 2004, the amount of pre-tax losses we incurred in the U.S. grew compared to the amount of pre-tax earnings we recognized for our non-U.S. operations due to lower vehicle manufacturer production volumes in the U.S., declining content per vehicle with GM in the U.S., and the fixed cost nature of our U.S. manufacturing operations. In addition, in recent periods, our effective tax rate has also been reduced as we have been effecting entity restructuring to allow certain earnings outside the U.S. to be considered indefinitely reinvested. A reduction of statutory rates in certain foreign jurisdictions and U.S. tax law changes are also positively impacting our effective tax rate.
      U.S. generally accepted accounting principles (“U.S. GAAP”) accounts for income taxes based on enacted tax laws. In accordance with the U.S. Internal Revenue Code in effect as of September 30, 2004, the Research and Experimentation Credit (“R&E Credit”) expired on June 30, 2004. Accordingly, our estimated annual effective tax rate as of September 30, 2004 does not reflect any R&E Credit for the last six months of 2004. On October 4, 2004, the R&E Credit was extended through December 31, 2005. As a result, in the fourth quarter of 2004, the period of enactment, our effective tax rate calculation will reflect the effect of the R&E Credit for the period from July 1 to December 31, 2004.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003
      Net Sales. Consolidated net sales by product sector and in total for the nine months ended September 30, 2004 and 2003 were:

	Nine Months Ended
	September 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$10,690	$10,555
Electrical, Electronics & Safety	10,412	9,519
Automotive Holdings Group	2,005	2,271
Other	(1,518)	(1,519)

Consolidated net sales	$21,589	$20,826

      Consolidated net sales for the first nine months of 2004 were $21.6 billion compared to $20.8 billion for the same period of 2003. Our non-GM sales increased by $1.7 billion including approximately $0.4 billion resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $1.3 billion or 16.4%. This non-GM sales increase was due to increased production volumes, new business from diversifying our global customer base, incremental sales due to our recent acquisition, Delphi Grundig, and the migration of certain product programs from GM sales to sales to Tier I customers partially offset by price decreases. As a percent of our net sales for the nine months ended September 30, 2004, our non-GM sales were 45%. Net sales to GM decreased by $977 million, which includes $118 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $1.1 billion or 8.5%. The GM sales decrease was due to volume and price decreases and decisions to exit certain businesses. As mentioned above, our net sales were impacted by continued price pressures that resulted in price reductions of approximately $395 million or 1.9% for the first nine months of 2004, compared to approximately $335 million or 1.6% for first nine months of 2003.
      Gross Margin. Our gross margin was 10.9% for the first nine months of 2004 compared to gross margin of 11.2% for the first nine months of 2003. The slight decrease reflects the fact that the 2003 charges were greater than the 2004 charges. Excluding the difference between the 2003 and 2004 charges, gross margin for the nine months ended September 30, 2004 compared to the same period of 2003 was negatively impacted by selling price reductions of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and to a lesser extent commodity price increases. These cost increases were partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts totaling approximately 3.5% of sales.

      Selling, General and Administrative. SG&A of $1.2 billion or 5.4% of total net sales for the first nine months of 2004 was consistent with $1.2 billion or 5.6% of total net sales for the first nine months of 2003. The slight decrease as a percentage of total net sales is primarily due to the 2003 legal settlement discussed below, partially offset by currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses were $1.1 billion or 5.4% of sales. In 2004, SG&A includes an accrual for our incentive compensation plans.
      Depreciation and Amortization. Depreciation and amortization was $858 million for the first nine months of 2004 compared to $842 million for the first nine months of 2003; the increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. In 2003, depreciation and amortization included $52 million of charges related to product line impairments.
      Employee and Product Line Charges. In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. Based on progress to date, we now anticipate more than 1,000 additional U.S. hourly employees will leave Delphi bringing our total attrition to more than 6,000 during this period. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return to GM (“flowback”).
      As required under generally accepted accounting principles, we record the costs associated with flowbacks as the employees accept the offer to exit Delphi. We expect to incur total charges related to these initiatives of approximately $765 million (pre-tax) through December 31, 2004, of which $26 million ($17 million in cost of sales and $9 million in employee and product line charges) and $162 million ($83 million in cost of sales and $79 million in employee and product line charges) were recorded during the three and nine months ended September 30, 2004, respectively, and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. We expect to incur the remaining estimated charges of $42 million (pre-tax) related to the hourly employee reductions and other structural cost initiatives during the remainder of 2004. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were substantially completed during the first quarter of 2004. During the third quarter of 2004, approximately 750 U.S. hourly employees flowed back to GM or retired. Cumulatively through September 30, 2004, approximately 5,675 U.S. hourly employees have left the company pursuant to these plans.
      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2004	$246	$5	$251
2004 Charges	79	—	79
Usage during the first nine months of 2004	(266)	—	(266	)(a)

Balance at September 30, 2004	$59	$5	$64	(b)

(a)	The total cash paid for the nine months ended September 30, 2004 was $261 million, as shown on our consolidated Statement of Cash Flows. Our total usage for the three and nine months ended September 30, 2004 was $47 million and $266 million, respectively with $0 and $6 million of non-cash special termination pension and postretirement benefits for the three and nine months ended September 30, 2004, respectively. In addition, we incurred $17 million and $83 million of cash costs associated with the 2004 Charges for the three and nine months ended September 30, 2004, respectively, which were recorded in cost of sales.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      The estimated cash impact of these initiatives is approximately $0.7 billion (consistent with our plans announced in the third quarter of 2003), of which $58 million and $339 million was paid during the three and nine months ended September 30, 2004, respectively, and $176 million was paid in 2003. We expect that approximately $0.2 billion will be paid in the fourth quarter of 2004 and the remainder in 2005.
      Operating Income. Operating income was $245 million for the first nine months of 2004 compared to operating loss of $9 million for the first nine months of 2003. The operating income for the first nine months of 2004 includes charges of $83 million in cost of sales and $79 million in employee and product line charges (the “2004 Charges”). The operating loss for the nine months ended September 30, 2003 includes the 2003 Charges. Management reviews our sector operating income results excluding the 2004 Charges and the 2003 Charges. Accordingly, we have separately presented such amounts in the table below:

	Nine Months
	Ended
	September 30,

Product Sector	2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$85	$316
Electrical, Electronics & Safety	793	708
Automotive Holdings Group	(416)	(448)
Other	(55)	(88)

Subtotal	407	488
2004 Charges(a)	(162)	—
2003 Charges(b)	—	(497)

Total operating income (loss)	$245	$(9)

(a)	Represents the 2004 Charges of $65 million for Dynamics, Propulsion, Thermal & Interior, $57 million for Electrical, Electronics & Safety, $33 million for Automotive Holdings Group and $7 million for Other.

(b)	Represents the 2003 Charges of $76 million for Dynamics, Propulsion, Thermal & Interior, $103 million for Electrical, Electronics & Safety, $292 million for Automotive Holdings Group and $26 million for Other.
      Excluding the impact of the 2004 Charges and 2003 Charges, our operating income for the nine months ended September 30, 2004 was $407 million compared to $488 million for the nine months ended September 30, 2003. Operating income was negatively impacted by selling price decreases of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and to a lesser extent commodity price increases. In addition, the operating income for the first nine months of 2003 included the 2003 legal settlement discussed above.
      Taxes. We recorded an income tax expense for the nine months ended 2004 of $7 million reflecting an effective tax rate (including the tax related to minority interest) of 11%. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required and an adjustment to reduce the reserve was recorded during the second quarter of 2004.
      The effective tax rate for 2004 is discussed above in the “Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003 — Taxes” analysis.

Liquidity and Capital Resources
      The following discussion describes the Company’s liquidity position and capital resources as of and for the nine months ended September 30, 2004. For an understanding of the Company’s current liquidity position and capital resources, including its current credit ratings, please refer to 2004 report on Form 10-K being filed concurrently with this report.

Overview of Capital Structure
      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.4 billion of outstanding debt at September 30, 2004, $2 billion was senior, unsecured debt with maturities ranging from 2006 to 2029 and approximately $0.4 billion was junior subordinated notes due to Delphi Trust I and II. This long-term debt primarily finances our long-term fixed assets. As of September 30, 2004, we have approximately $1.0 billion of short-term and other debt. We have highly varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, uncommitted facilities including bank lines, factoring lines and commercial paper. Although the latter group is not committed, we expect these facilities typically would be available to us, if and when needed. We also maintain $3.0 billion of committed Credit Facilities, which we have had in place since our separation from GM. We have never used any of the $3.0 billion of committed Credit Facilities. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event and do not expect to utilize these facilities in the near term.
      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. For the first nine months of 2004, we used our cash flow to generate revenue growth, reduce structural costs, make a pension contribution, and pay dividends. Our pension contribution of $0.6 billion in June 2004 more than fulfills our ERISA pension funding minimums for 2004. We anticipate $0.4 billion of payments from our restructuring programs announced in October 2003, and $0.2 billion of dividends for the calendar year 2004. We expect that we will be able to fund these amounts with cash flow from operations. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for residual value guarantees and purchase options on operating leases, if exercised, as they become due.

Available Credit Facilities
      As of September 30, 2004 Delphi has two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), reduced by the amount of any outstanding letters of credit. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which expires in June 2005. We have never borrowed under either of these Credit Facilities. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with the financial covenant and all other covenants as of September 30, 2004.

Other Financing Transactions
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). This program has been accounted for as a sale of accounts receivable. As of September 30, 2004, we had $325 million of accounts receivable sold under this program. The U.S. Facility Program has

$600 million available and expires March 24, 2005. As of September 30, 2004 we anticipate that we will renew this program annually, with the potential for further increases to the program as our non-GM receivables continue to grow. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities that, if not met, could result in a termination of the agreement. At September 30, 2004, we were in compliance with the financial covenant and all other covenants.
      In November 2003, we entered into a €300 million ($369 million at September 30, 2004 currency exchange rates) and £30 million ($54 million at September 30, 2004 currency exchange rates) trade receivable securitization program for certain of our European accounts receivable. Accounts receivable transferred under this program are accounted for as short-term debt. As of September 30, 2004, we had no significant accounts receivable transferred under this program. The program expires on November 4, 2004 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities (discussed above) that, if not met, could result in a termination of the agreement. At September 30, 2004, we were in compliance with all such covenants.
      From time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of September 30, 2004, and 2003, certain European subsidiaries sold accounts receivable totaling $356 million and $378 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within the cash flow from operations; however the impact of such changes was not significant in relation to total cash flow from operations.
      We lease certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. These leases, which are accounted for as operating leases, provide us tax treatment equivalent to ownership, and also give us the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In June 2003, we entered into new five-year leases with a bank for our corporate headquarters and two manufacturing sites. In aggregate, our purchase price under such leases, if we choose to exercise such option, approximates $100 million. The leases also provide that, if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we will pay any difference between the $100 million purchase option amount and the proceeds of remarketing, up to a maximum of approximately $67 million. At September 30, 2004, the aggregate fair value of these properties exceeds the minimum value guaranteed upon exercise of the remarketing option. Upon entering into the agreement, we recorded our estimate of the fair value of the residual value guarantee of $3 million as a long-term liability. Under the leases we also provide certain indemnities to the lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. In addition, the leases contain certain covenants and cross-default provisions to our Credit Facility, which would require us to pay the full $100 million if we default on our obligations under the leases. The financial covenant requirements include a debt to EBITDA coverage ratio not to exceed 3.25 to 1. As of September 30, 2004 we were in compliance with all financial covenant requirements. We have an additional synthetic lease, for an operation in Ohio, which is accounted for as an operating lease under U.S. GAAP. Our purchase price option on this facility is $28 million and we have a guaranteed residual value of $22 million.

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

      Our September 30, 2004 short-term debt balance includes $25 million of accounts payable that were factored by our suppliers to GECC but which are still within our stated payment terms to our suppliers. There were no payables beyond their stated terms at September 30, 2004.
      Some of our customers have similar arrangements with GECC, which allow us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in one of these programs, our receivables are reduced and our cash balances are increased. We did not participate in any of these programs at September 30, 2004.

Credit Ratings
      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. As of September 30, 2004, we had long-term credit ratings of BBB-/ Baa2/ BBB, respectively, and short-term credit ratings of A3/ P2/ F2, respectively. We currently have senior unsecured ratings of B-/ B3/ B, respectively, preferred stock ratings of CCC+/ Caa2/ CCC+, respectively, and senior secured debt ratings of BB-/ B1/ BB-, respectively, due to downgrades in 2005. As a result of the downgrades, our facility fee and borrowing costs under our existing five-year Credit Facility increased although availability was unaffected. We believe we continue to have access to sufficient liquidity; however, our cost of borrowing has increased and our ability to access certain financial markets has been limited. In the event of a further downgrade, the cost of borrowing will continue to increase and availability to liquidity may be further constrained.

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $827 million and $618 million for the nine months ended September 30, 2004 and 2003, respectively. Changes in the levels of factoring and securitization also reduced cash flows from operating activities by $35 million as of September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2003 was impacted primarily from lower working capital requirements in 2004 as well as less cash paid for employee and product line initiatives, $261 million for the nine months ended September 30, 2004 compared to $22 million for the nine months ended September 30, 2003. In addition, net cash provided by operating activities in the first nine months of 2004 and 2003 was impacted by contributions to our U.S. pension plans of $600 million in each year. Changes in the levels of factoring and securitization reduced cash flows from operating activities by $120 million as of September 30, 2003. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities were $598 million and $678 million for the nine months ended September 30, 2004 and 2003, respectively. The use of cash in the first nine months of 2004 and 2003 reflected capital expenditures related to ongoing operations. Additionally, in the third quarter of 2004 we acquired Dynamit Nobel AIS for approximately $17 million, net of cash acquired.
      Financing Activities. Net cash used in financing activities was $200 million and $246 million both for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in financing activities during the nine months ended September 30, 2004 reflected a repayment of the 6.125% senior notes due May 1, 2004, partially offset by proceeds received from short-term borrowings. Net cash used in financing activities during the first nine months of 2003 reflected repayments of short-term borrowings offset by the issuance of 6.50% unsecured notes in the third quarter of 2003. Both periods also reflect the payments of dividends.
      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.07 per share on September 9, 2004, which was paid on October 19, 2004 to holders of record on September 20, 2004. The dividend declared on June 22, 2004 was paid on August 3, 2004.

Outlook
      For current outlook information including information describing certain commitments and contingencies, see the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on 10-K being filed concurrently with this document. For a description of existing commitments and contingencies including legal and regulatory matters see also Note 11 Commitments and Contingencies, to consolidated financial statements.
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
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Acting Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2004. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2004, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on

Form 10-K for the year ended December 31, 2004, which was filed on June 30, 2005, and which is incorporated by reference into this Item 4. During the quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, our internal control over financial reporting beyond the remedial actions identified in such annual report.
      The certifications of the Company’s Chief Executive Officer and Acting Chief Financial Officer attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2004, for a more complete understanding of the matters covered by such certifications.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      Except as discussed in Note 11 Commitments and Contingencies, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2003.
      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition. With respect to the SEC’s ongoing investigation of various transactions between us and certain providers of information technology services, we continue to fully cooperate with the SEC and in addition are conducting our own review of transactions for information technology services and other products done since our spin-off from GM. Until we have completed our review, we are not able to determine the impact of the SEC’s investigation on Delphi. We are also fully cooperating with the Staff’s informal inquiry into the accounting practices of us and other issuers related to defined benefit pension plans and other postretirement benefit plans, but due to the preliminary nature of this inquiry are not able to determine the impact, if any, of this inquiry on Delphi.

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

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		Per Share	Programs(a)	Programs(a)

July 1, 2004 through July 31, 2004	1,495,271	(b)	$9.95	—	19,000,000
August 1, 2004 through August 31, 2004	1,008,000	(b)	$9.41	—	19,000,000
September 1, 2004 through September 30, 2004	789,108	(b)	$9.07	—	19,000,000

Total	3,292,379		$9.56	—	19,000,000

(a)	As part of Delphi’s stock repurchase program in January of 2004, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2005 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Primarily includes open-market purchases by the trustee of Delphi’s 401(k) plans to fund investments by employees in our common stock, one of the investment options available under such plans. Also includes minimal shares repurchased from employees departing from the company.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation ----------------------------------------------- (Registrant)

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