Form 10-K
period 2004-12-31
DELPHI CORP
filed 2005-06-30
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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
     Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 par value per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange
6 1/2% senior notes due May 1, 2009	New York Stock Exchange
7 1/8% debentures due May 1, 2029	New York Stock Exchange
8 1/4% Cumulative Trust Preferred Stock of Delphi Trust I	New York Stock Exchange
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $6.0 billion. The closing price of the Common Stock on June 30, 2004 as reported on the New York Stock Exchange was $10.68 per share. As of June 30, 2004, the number of shares outstanding of the registrant’s Common Stock was 561,192,179 shares.
      The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of May 31, 2005 was 561,418,059.
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

DELPHI CORPORATION

PART I
DELPHI CORPORATION
ITEM 1. BUSINESS
      Overview. Delphi Corporation (“Delphi” or the “Company”) is a leading global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Delphi technologies are present in more than 75 million vehicles on the road worldwide as well as in communication, computer, consumer electronic, energy and medical applications.
      We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. During 2004, we operated our business along three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion, Thermal & Interior Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems and interior product lines.

•	Electrical, Electronics & Safety Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group, which is comprised of select product lines and plant sites that do not meet our targets for net income or other financial metrics, allowing for consistent and targeted management focus on finding solutions to these businesses.
Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by the Staff of the Securities Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and disclosure of a number of transactions. The transactions include rebates or other lump-sum payments received from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlements between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. The financial information presented in this Annual Report on Form 10-K reflects the corrections to Delphi’s originally issued financial statements resulting from the Audit Committee’s investigation.
      Contemporaneously with the filing of this Annual Report on Form 10-K, Delphi has filed amended Quarterly Reports on Form 10-Q/ A for the quarters ended March 31, 2004 and June 30, 2004 that include restated financial statements. Delphi has also filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 that includes financial statements that differ from those included in Delphi’s Report on Form 8-K dated October 18, 2004. Delphi expects to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 on or before June 30, 2005 and thus to become current in its filings of periodic reports with the SEC.
      As previously disclosed in a Form 8-K filing on June 9, 2005, the results of the investigation also concluded that Delphi had inaccurately disclosed to credit ratings agencies, analysts and the Board of Directors the amount of sales of accounts receivable from 1999 until year-end 2004. Subsequent to that filing, we also determined that our disclosure of operating cash flow measured on a non-GAAP basis as set forth in our earnings releases for the first and second quarters of 2003 were inaccurate. Specifically, we overstated this measure of operating cash flow by $30 million in the first quarter of 2003 and understated the measure by the same amount in the second quarter of 2003. The Company has enhanced the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Liquidity and Capital Resources section of this Form 10-K to clarify the extent to which the Company uses factoring facilities as a source of liquidity.
      Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition.
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

      Ongoing Industry Consolidation. The trend of consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are experiencing rapid consolidation which impacts customer/supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms.
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
      Increased Emphasis on Fuel Efficiency and Lower Emissions. VM’s continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are competing intensely to develop and market new and alternative technologies, such as hybrid vehicles, fuel cells, and diesel engines to improve fuel economy and emissions.
Research, Development and Intellectual Property
      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2004, we employed approximately 17,000 engineers, scientists and technicians around the world with over one-third focused on electronic and high technology products, including software algorithm development. We introduced approximately 322 new products and processes in 2004, a 29% increase over 2003. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products. We have aggressively managed costs in other portions of our business, such as material cost, manufacturing cost and selling, general and administrative costs, in order to maintain our total expenditures for research and development activities (including engineering). Total expenditures for research and development activities (including engineering) are approximately $2.1 billion for the year ended December 31, 2004, $2.0 billion for the year ended December 31, 2003, and $1.9 billion for the year ended December 31, 2002.
      We have generated a significant number of patents in the operation of our business. While no individual patent taken alone is considered material to our business, taken in the aggregate, these patents are critical to supporting continued technological innovation. Similarly, while our trademarks are important to identify Delphi’s position in the industry, and we have obtained certain licenses to use intellectual property owned by others, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries. This leveraging activity is expected to further enhance the value of our intellectual property portfolio.
Products and Competition
      Critical success factors for us include managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs as well as competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or exiting unprofitable businesses, including those that are part of our Automotive Holdings Group operations, and reducing overall material costs.
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
      During 2004, our product offerings were organized in two product sectors: Dynamics, Propulsion, Thermal & Interior and Electrical, Electronics & Safety, as well as the Automotive Holdings Group. To our knowledge, no other Tier 1 supplier competes across the full range of our product areas within the automotive industry and other transportation markets. Our product sector offerings and principal competitors as of December 31, 2004 are described below.
      Dynamics, Propulsion, Thermal & Interior. Our Dynamics, Propulsion, Thermal & Interior product sector accounted for $13.3 billion of our 2004 sales (46.3% excluding inter-sector sales). This sector offers a wide range of electronic energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. These systems include diesel fuel-injection systems for light-, medium-, and heavy-duty vehicles. We believe Delphi’s solenoid-based common-rail system offers the best system performance and cost trade-off to customers. These systems eliminate the need for high-pressure control valves (a major cost savings) and they provide precise fuel quantities and timing; consistently superior emissions and noise performance over the vehicle’s life (durability); superior actuation speed and performance; and precise fuel delivery leading to reduced fuel consumption, lower fuel return temperature, and the elimination of fuel coolers. The sector also offers all major electronic chassis control systems — steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, reduced mass and improved fuel efficiency. In addition, the sector offers complete thermal management products including powertrain cooling and climate control systems. These systems provide energy efficient solutions that maintain passenger comfort and convenience while lowering costs and improving quality. Our principal competitors in the Dynamics, Propulsion, Thermal & Interior product sector include the following: Robert Bosch GmbH, NSK Ltd., Siemens AG, Continental Teves, TRW Automotive, Valeo SA, and Visteon Corporation.
      Our principal Dynamics, Propulsion, Thermal & Interior product lines include: gasoline and diesel engine management systems that electronically optimize engine performance with components such as Inlet Metering Valve, Rail-Valve Discharge software strategy, Individual-Injector Characterization (I2C) and Accelerometer-Pilot Control (APC); sensors and actuators which provide essential data and control for integrated vehicle systems; air/fuel management subsystems; exhaust emission systems; batteries/energy storage products; valve train systems; ignition products; fuel handling systems and evaporative emissions canisters; vehicle stability control systems; controlled suspension systems such as MAGNERIDE™ Ride & Handling System; dynamic body control systems; suspension and brake components; steering systems including high-efficiency power steering systems, and magnetic assist steering systems; steering columns; hydraulic steering components; driveline systems; heating, ventilation and air conditioning (HVAC) modules; powertrain cooling systems; climate control systems; thermal management systems; door modules; power closure systems; cockpit and interior systems; instrument panels; and modular products that unify several systems and subsystems into one simple-to-install-piece for the manufacturer. This sector is also developing solid oxide fuel cell technology.
      Electrical, Electronics & Safety. Our Electrical, Electronics & Safety product sector accounted for $13.5 billion of our 2004 sales (47.2% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics in addition to being a global leader in the production of connectors, wiring harnesses, switches and sensors for electrical/electronic systems. The sector also offers a wide range of products related to vehicle safety systems as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. In addition to original equipment supply, the sector is also responsible for Delphi’s growing aftermarket and consumer electronics businesses offering products and services to a wide variety of customers. Principal competitors for the Electrical, Electronics & Safety sector include: Autoliv Inc., Robert Bosch GmbH, Denso Inc., Motorola Inc., Siemens AG, TRW Automotive, Visteon Corporation, and Yazaki Corporation.
      Our principal Electrical, Electronics & Safety product lines include: a complete range of advanced audio systems and components, including satellite reception systems for vehicles and home use and fully integrated audio systems providing a variety of playback formats and which may be tailored to the requirements of specific customers; wireless products which provide mobile connectivity, entertainment and information; powertrain and engine control modules incorporating state-of-the-art computer technology to measure and optimize vehicle performance, improve fuel economy and reduce emissions; sensors and actuators for advanced digital control systems; body and security systems; safety systems electronics including passenger detection systems with advanced electronic sensors; reception systems for vehicle entertainment, communication and information system solutions; collision warning systems; connection systems; switches and mechatronic devices; electrical/electronic distribution systems; electrical centers; and occupant protection systems. This sector’s product lines also encompass aftermarket products offered through Delphi Products & Service Solutions including vehicle electronics, batteries, climate control products, diesel products and advanced diagnostic equipment for diesel and gas engines, undercar products and wireless handheld vehicle diagnostic systems. Consumer electronics products include products such as Delphi MyFi, Delphi XM SKYFi2 and Delphi XM Roady2 satellite radio receivers and Roady2 Personal Audio System, and a variety of accessories for home, vehicle, and portable use; and Delphi rear-seat entertainment systems all for the consumer market.
      Automotive Holdings Group. Our Automotive Holdings Group (“AHG”) accounted for $1.9 billion of our 2004 sales (6.5% excluding inter-sector sales). AHG is comprised of select plant sites and product lines that do not meet our targets for net income or other financial metrics. AHG enables consistent and targeted management focus on finding solutions for these businesses and sites. By bringing a separate reporting structure for the AHG, we have created a better environment for change. We have increased transparency, accountability, focus and the level of urgency. AHG fosters an entrepreneurial approach where there are no “one size fits all” solutions and all the key stakeholders, customers, unions, employees, suppliers and communities alike are being engaged to help resolve issues. Our principal AHG product lines include: halfshafts, batteries, filters, spark plugs, generators and compressors. We originally had twelve plant sites included in the AHG. One site was closed in 2003, one site was consolidated and one site ceased operations in 2004. In addition, we have ceased manufacturing operations at the Olathe, Kansas and Anaheim, California sites in the first quarter of 2005. On December 10, 2004, Delphi announced that effective January 1, 2005, we are moving three additional manufacturing operations to AHG to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/ Vandalia, Ohio. The total revenue for these three sites in 2004 was approximately $460 million.
Customers
      We primarily sell our products and services to the major global VMs. As a percentage of sales, our non-GM sales were 46% in 2004. While our business with customers other than GM, including sales to other Tier I suppliers that supply GM, has increased since our separation from GM in 1999 (the “Separation”), and we expect such business to continue to increase over time, we also expect that GM will remain our largest customer for a significant period of time due to the long-term nature of sales contracts in our industry and our strong customer-supplier relationship with GM. Our sales to GM continue to decline, principally reflecting the impact of customer trends, the exit of some businesses, changes in GM vehicle content and the product mix supplied to them, as well as GM’s diversification of its supply base. While we intend to continue to focus on retaining and winning GM’s business, we cannot provide assurance that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share and the impact will likely vary by region. We continue to project our sales beyond 2004 to grow modestly with non-GM sales increasing, particularly in Europe and Asia Pacific and GM sales likely decreasing, particularly in North America, assuming projected production levels, consistency of current market trends and our ability to exit businesses as planned.
      We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the United States (“U.S.”), Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service and Parts Operations (“GM-SPO”) and to other distributors and retailers (“Independent Aftermarket and Consumer Electronics”).
      The following table shows this breakdown of our total net sales for each of the last three years.

	Total Net Sales
	Year Ended December 31,

	2004		2003		2002

Customer	$	%	$	%	$	%

			(As Restated		(As Restated
			See Note 2)		See Note 2)
	(dollars in millions)
GM-North America	$12,706	44.4%	$14,360	51.2%	$15,506	56.1%
GM-International	1,788	6.3%	1,705	6.1%	1,452	5.3%
GM-SPO	923	3.2%	964	3.4%	1,136	4.1%

Total GM	15,417	53.9%	17,029	60.7%	18,094	65.5%
Other customers	13,205	46.1%	11,048	39.3%	9,547	34.5%

Total net sales	$28,622	100.0%	$28,077	100.0%	$27,641	100.0%

      Included in sales to other customers in the foregoing table are sales to each of the major global VMs other than GM. Sales to four of these other major global VMs exceeded $850 million in 2004 including Ford Motor Company, DaimlerChrysler Corporation, Renault/ Nissan Motor Company, Ltd, and Volkswagen Group. Also included in sales to other customers are sales to independent aftermarket customers (“Independent Aftermarket”), consumer electronics customers (“Consumer Electronics”), manufacturers of medium-duty and heavy-duty trucks and off-road equipment (“Commercial Vehicles”), and other new customers beyond our traditional automotive customer base (“New Markets”). We are continuing our efforts to diversify our business by supplying certain products, including audio systems, fiber optic links, electronics cooling systems, connection systems, flex-circuits, wiring, instrumentation, pressure sensors, safety systems, and Engine Management Systems and components to these non-VM customers. These products are used in the commercial vehicle, construction, aftermarket, recreational vehicle (e.g., boats), motorcycle, aerospace, defense, medical, appliance, consumer electronics, and computer industries. We have over 5,000 Independent Aftermarket customers including our Consumer Electronics customers such as Wal-Mart, Best Buy, and Circuit City. In addition, our Commercial Vehicle and New Markets customers include Caterpillar, Deere and Company, Freightliner, Volvo Truck, Hyundai, Tata Motors, Paccar, International Truck, Harley-Davidson, Lockheed Martin, General Electric, Siemens Medical, and Raytheon. We expect these sales to continue to grow in future years as we commercialize existing technology and continue our focus on diversifying our customer base, although we can provide no assurance that this will occur. In 2004, sales to our Independent Aftermarket, including Consumer Electronics that are sold through retail channels, Commercial Vehicle and New Markets customers were $2,264 million as compared to $1,688 million for 2003. Additional information regarding net sales by customer and geographic area and net property by geographic area is included in Note 17 Segment Reporting to the consolidated financial statements.

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
Raw Materials
      We purchase various raw materials for use in manufacturing our products. The principal raw materials we purchase include platinum group metals, copper, aluminum, steel, lead and resins. All of these raw materials, except the platinum group metals, which we use primarily to produce our catalytic converters, are available from numerous sources. Currently, most of the platinum group metals we use for catalytic converters produced for GM are procured directly from GM. Delphi purchases its remaining platinum group metal requirements directly from Delphi suppliers, which primarily obtain or produce platinum group metals from locations in South Africa, North America and Russia. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
      During 2004, we were challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers to manage these cost pressures. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2004. We expect commodity cost pressures will continue to intensify as our supply contracts expire during 2005. We will seek to manage these cost pressures using a combination of techniques including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our earnings in future periods may be adversely impacted.
Environmental Compliance
      Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although it is the Company’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. The amount of such expenditures was not material during the past three years and Delphi does not expect such expenditures to be material in 2005. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, Delphi cannot provide assurance that these requirements will not change or become more stringent in the future.
      Delphi is also subject to complex laws governing the protection of the environment and requiring investigation and cleanup of environmental contamination. Delphi is in various stages of investigation and cleanup at its manufacturing sites where contamination has been discovered. Additionally, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Tremont site, which is expected to be completed during 2006. Based on findings to date, Delphi believes that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. It has included an estimate of the Company’s share of the potential costs plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. The Company will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds. Delphi may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses.
      When it has been possible to provide reasonable estimates of Delphi’s liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 31, 2004, our reserve for such environmental investigation and cleanup was approximately $29 million, which reflects in part the retention by GM of the environmental liability for certain inactive sites as part of the Separation. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.
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
      Aftermarket Sales. Through December 31, 2003, aftermarket sales in the U.S. were covered by a Memorandum of Understanding (“MOU”) between GM-SPO and Delphi entered into in 2000 that, among other things required GM-SPO to buy aftermarket product from us if we met the market price for the particular product, which was determined by reference to pricing in effect during calendar year 2000 and mutually agreed upon market based adjustments. Alternatively, if we chose not to meet the market price for a particular aftermarket product, GM-SPO could re-source and Delphi would cease supplying such product to GM-SPO for the aftermarket in the U.S. or GM-SPO could purchase the products from Delphi at the higher price. Since the Aftermarket Supply Agreement expired on December 31, 2003, throughout 2004, we have been negotiating with GM-SPO standard GM purchase order terms for those products that GM wants to continue to source from Delphi. We do not believe the expiration of the Aftermarket Supply Agreements has had a material adverse impact on our aftermarket sales to GM-SPO.
      Employee Matters. As part of the Separation, we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with our separation from GM, GM granted the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called on under this guarantee. Our indemnification obligations remain in effect until October 18, 2007. As a means of mitigating the risk that the guarantee will be called upon, we have also agreed until October 18, 2007 to consult with GM before taking certain fundamental corporate actions and obtain GM’s consent (not to be unreasonably withheld) before entering into transactions which might significantly adversely affect our ability to meet our pension and postretirement benefits by causing our credit rating to be downgraded below B1 from Moody’s or B+ from Standard & Poors. Delphi has not taken any corporate actions meeting this definition. Nevertheless, we are currently rated B3 by Moody’s and B- by Standard & Poors.
      Flowback Rights. Certain of our hourly employees in the U.S. are provided with opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. have similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, in general, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company, to which the employee transfers, however, will be responsible for postretirement benefit (“OPEB”) obligations. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations (also calculated on a pro rata basis) associated with employees that transfer between our company and GM.

Employees — Union Representation
      As of December 31, 2004, we employed approximately 185,200 people, of whom approximately 37,300 were salaried employees and approximately 147,900 were hourly employees. On a comparable basis, as of December 31, 2003, we employed approximately 190,000 people, of whom approximately 37,000 were salaried employees and approximately 153,000 were hourly employees. Of our hourly employees as of December 31, 2004, approximately 110,600 or 74.8% are represented by approximately 55 unions, including UAW; Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”); the United Steel Workers (“USWA”); and Confederacion De Trabajadores Mexicanos (“CTM”). As of December 31, 2004, approximately 25,200 hourly employees were represented by the UAW, approximately 8,400 by the IUE-CWA and approximately 1,100 by the USWA.
      The Delphi-UAW National Labor Agreement and the Delphi-IUE-CWA National Labor Agreement expired in September 2003 and November 2003, respectively. We entered into a new contract, covering a four-year term through 2007 with each union. We assumed the terms of existing collective bargaining agreements for our U.S. employees represented by other unions, including those represented by the USWA, in connection with the Separation. The Delphi-USWA National Labor Agreement expires in September 2007. Under the terms of our collective bargaining agreements, Delphi is obligated to maintain specified employment levels at certain sites. These obligations are subject to modification by joint agreement of Delphi and the union representing that site. As of December 31, 2004, actual employment levels at certain sites were below the specified employment levels.
      In April 2004, we finalized a seven-year Supplement to the UAW National Labor agreement with the UAW. The Supplement sets new wage and benefit levels for future hires. Given the current automotive production environment in the U.S., specifically at GM North America, we do not currently anticipate hiring any meaningful number of U.S. hourly employees under the terms of the supplement for the foreseeable future. With regard to benefits, a cash balance pension plan and credit balance retiree medical plan provide solid protection for employees in retirement while alleviating financial pressure on the balance sheet. The healthcare plan for new employees provides important benefits with cost-sharing more in line with industry competition.
ITEM 2. PROPERTIES
      Our world headquarters campus is located in Troy, Michigan. As of December 31, 2004, we occupied this facility, as well as certain other facilities, under lease agreements. Regional headquarters are also maintained in Tokyo, Japan; Paris, France; and São Paulo, Brazil. Excluding our joint ventures and other investments, as of December 31, 2004, we maintained 335 sites in 40 countries throughout the world, including 171 manufacturing facilities, 33 technical centers, and 52 customer centers and sales offices. Of the 335 sites, 49 were owned and 49 were leased in the United States and Canada, 39 were owned and 12 were leased in Mexico, 78 were owned and 53 were leased in Europe/ Middle East/ Africa, 11 were owned and 5 were leased in South America and 13 were owned and 26 were leased in Asia/ Pacific.
      We are continuously evaluating plans for effective worldwide engineering and technical centers to provide a customer-focused engineering support network. We believe these efforts will continue to enhance the engineering and technical support provided to our customers around the world, while controlling associated operating costs.
      We believe that our facilities are suitable and adequate, and have sufficient productive capacity to meet our current anticipated needs.
ITEM 3. LEGAL PROCEEDINGS
Ordinary Business Litigation
      In addition to the matters referred to below, Delphi is involved in routine litigation incidental to the conduct of its business. Although the Company does not believe this routine litigation to which it is currently a party will have a material adverse effect on its business or financial condition, the Company faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results or is alleged to result in personal injury or death, and it cannot provide assurance that Delphi will not experience any material product liability losses in the future. In addition, as the Company successfully diversifies its customer base and adapts its automotive technology to new markets, it may or may not face an increased risk of product liability suits as plaintiffs become more aware of the Company’s independent existence from GM and it becomes more visible to the end-consumer of its products.
      With respect to product liability, if any Delphi-designed products are or are alleged to be defective, Delphi may be required to participate in a recall involving such products. Each VM has its own policy regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with product liability claims. In connection with the Separation, GM agreed to retain responsibility for all product liability actions relating to products the Company manufactured prior to January 1, 1999 and sold or otherwise supplied to GM either before or after that date. Delphi is responsible for all product liability actions relating to products it sold at any time to customers other than GM. Responsibility for product liability actions relating to products manufactured on or after January 1, 1999 and sold to GM are determined in accordance with the agreements for such sales. Delphi may also be subject to significant financial and legal obligations with respect to certain divested businesses.
      From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. The terms and conditions of the applicable contract generally govern Delphi’s warranty responsibility for its products, which vary from contract to contract. Most of the Company’s contracts require that it make certain warranties to its customers regarding, among other things, conformity to specifications and freedom from defect. VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Traditionally, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the VM by the supplier. VMs are increasingly requiring their outside suppliers to bear these costs. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. VMs (including GM) are increasingly vigorous in pursuing warranty claims. In particular, as previously disclosed, during the third quarter of 2003, Delphi resolved known pre-separation warranty claims and most outstanding pricing and sourcing disputes with GM. GM may assert additional pre-separation claims in the future. The Company does not know of, nor has GM communicated to Delphi, any outstanding pre-separation warranty, pricing or sourcing disputes between the companies at this time. Although it cannot ensure that the future costs of warranty claims by GM or other customers will not be material, it believes its established reserves are adequate to cover potential warranty settlements. Delphi’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. Delphi regularly evaluates the appropriateness of these reserves, and makes adjustments when appropriate. However, the final amounts determined to be due related to warranty matters could differ materially from its recorded estimates.
      As Delphi actively pursues additional technological innovation in both automotive and non-automotive industries and enhances the value of its intellectual property portfolio, Delphi incurs ongoing costs to enforce and defend the Company’s intellectual property and face an inherent risk of exposure to the claims of other suppliers and parties that it has allegedly violated their intellectual property rights. Delphi cannot ensure that it will not experience any material intellectual property claim losses in the future or that it will not incur significant costs to defend such claims. As previously disclosed, the Company has been mediating a number of patent disputes regarding vehicle occupant detection technologies with Takata Corporation and its subsidiaries. On December 1, 2004, the parties resolved these disputes to their mutual satisfaction by entering into a cross-license agreement concerning various patents in the field of vehicle occupant detection technologies.

      Delphi believes that it is adequately insured, with respect to product liability coverage, at levels sufficient to cover any potential claims, subject to commercially reasonable deductible amounts. The Company has also established reserves in amounts it believes are reasonably adequate to cover any adverse judgments with respect to the other claims described above. However, any adverse judgment in excess of the Company’s insurance coverage and such reserves could have a material adverse effect on its business.
Shareholder Lawsuits
      Subsequent to the Company’s announcement of its intention to restate originally issued financial restatements, several purported class-action lawsuits have been filed against the Company, several of Delphi’s subsidiaries, certain current and former directors and officers of Delphi, General Motors Investment Management Corporation (the named fiduciary for investment purposes and investment manager to Delphi’s employee benefit plans), and several current and former employees of Delphi or Delphi’s subsidiaries. The lawsuits fall into three categories.
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
      The second group of purported class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served in six such lawsuits and is aware of eight additional lawsuits. The lawsuits have been filed in the U.S. District Court for the Eastern District of Michigan, the U.S. District Court for the Southern District of New York, and the U.S. District Court for the Southern District of Florida.
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
Regulatory Actions and Other Matters
      As previously reported, Delphi is the subject of an ongoing investigation by the SEC and other federal authorities involving Delphi’s accounting and adequacy of disclosure for a number of transactions. Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition.

      Management concluded that Delphi’s controls over financial reporting and disclosure procedures were ineffective. Delphi has undertaken and is continuing to take actions to address material weaknesses on its internal controls over financial reporting and the deficiencies in its disclosure controls and procedures. For more detail on the weaknesses and deficiencies identified and remedial actions see Part II, Item 9A. Controls and Procedures. Delphi’s failure to timely and effectively remediate its control weaknesses and deficiencies may have a material adverse affect on its business.
      The Company also believes that the Enforcement Division of the SEC has taken a more proactive role, what it refers to as a “risk based” approach, by seeking information from issuers in an effort to assess issuer accounting or disclosure practices before identifying specific wrong-doing. Delphi believes that the previously disclosed inquiry it received during the fourth quarter of 2004 regarding accounting practices related to defined benefit pension plans and other postretirement benefit plans is an example of this practice. While the Company intends to continue fully cooperating with the SEC’s informal inquiry in this matter and in any other similar inquiry, Delphi’s costs of compliance may be impacted.
      Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, see “Environmental Compliance.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During the fourth quarter of the year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS AND STRATEGY BOARD MEMBERS OF THE REGISTRANT
Executive Officers
      The name, age and position as of January 1, 2005 of each of the executive officers of Delphi are listed below. There was no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J. T. Battenberg III	61	Chairman of the Board, Chief Executive Officer & President
Alan S. Dawes	50	Director, Vice Chairman & Chief Financial Officer
Donald L. Runkle	59	Director, Vice Chairman, Enterprise Technologies
Rodney O’Neal	51	President, Dynamics, Propulsion, Thermal & Interior Sector
Mark R. Weber	56	Executive Vice President, Operations, Human Resource Management and Corporate Affairs
David B. Wohleen	54	President, Electrical, Electronics & Safety Sector
      On January 7, 2005, we announced changes in our management structure, including the appointment of Rodney O’Neal as president and chief operating officer and David Wohleen as vice-chairman. In addition, we announced the planned retirement of Donald Runkle, vice-chairman, enterprise technologies, who will be retiring effective July 1, 2005. These appointments and changes were effective as of January 7, 2005.
      On March 4, 2005, we announced the resignation, effective March 4, 2005, of the Company’s vice chairman and chief financial officer, Alan S. Dawes. Mr. Dawes also resigned from Delphi’s Board of Directors. John D. Sheehan, the current chief accounting officer and controller of the Company was appointed to the additional position of acting chief financial officer. The Board is conducting an internal and external search for Mr. Dawes’ successor.

      On June 23, 2005, we announced that effective July 1, 2005, J. T. Battenberg III will be retiring from the Company. His successor will be Robert S. Miller. Mr. Miller will succeed Mr. Battenberg as chairman and chief executive officer of Delphi when Mr. Battenberg retires on July 1, 2005. Mr. Miller was the non-executive chairman of Federal-Mogul, and also serves as a director of four other diverse public companies, including Waste Management, Inc., Symantec Corporation, United Airlines and RJ Reynolds Tobacco Holdings.
      As of the date of this filing, the name, age, position and a description of the business experience of each of the executive officers of Delphi is listed below. There is no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

J. T. Battenberg III	62	Chairman of the Board & Chief Executive Officer
Rodney O’Neal	51	Director, President & Chief Operating Officer
David B. Wohleen	55	Vice Chairman
Mark R. Weber	57	Executive Vice President, Operations, Human Resource Management and Corporate Affairs
John D. Sheehan	44	Acting Chief Financial Officer, Chief Accounting Officer and Controller
      Mr. Battenberg has led Delphi and its predecessor, the GM Automotive Components Group Worldwide (“ACG Worldwide”) since 1992. He is a member of the Board of Directors of Sara Lee Corporation. Mr. Battenberg is on the Board of Trustees of Kettering University, Columbia University Business School and the National Advisory Board for J.P. Morgan Chase & Co. He is also a member of the Business Roundtable and Chairman of its Fiscal Policy Task Force, the Business Council Executive Committee, the Group of 100, the Economic Club of Detroit, and FIRST (For Inspiration and Recognition of Science and Technology).
      Mr. O’Neal was named president and chief operating officer of Delphi Corporation effective January 7, 2005. Prior to that position Mr. O’Neal served as president of the Dynamics, Propulsion and Thermal sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Dynamics, Propulsion, Thermal & Interior sector. He assumed additional responsibility for Europe and South America in January 2004. He had been executive vice president of Delphi and president of the former Safety, Thermal and Electrical Architecture sector since January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal is a member of the Board of Directors of Goodyear Tire & Rubber Company. He is a member of the Executive Leadership Council.
      Mr. Wohleen was named vice chairman of Delphi Corporation effective January 7, 2005. Prior to that position Mr. Wohleen served as president of the Electrical, Electronics, Safety & Interior sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Electrical, Electronics & Safety sector. He assumed additional responsibility for Asia-Pacific in January 2004. He had been a Delphi executive vice president and president of the former Delphi Electronic and Mobile Communication sector since January 2000. Previously, he was vice president and president of Delphi Delco Electronics Systems since November 1998 and general manager of Delphi Delco Electronics Systems since August 1998. He is the executive champion for Delphi’s GM Customer Team. He is also a member of the Board of Directors for the National Association of Manufacturers and serves on the Board of Trustees for Lawrence Technological University in Southfield, MI.
      Mr. Weber was named executive vice president, Operations, Human Resource Management and Corporate Affairs for Delphi effective January 1, 2000. He had been vice president of Human Resource Management for Delphi since November 1998 and executive director of Human Resource Management for Delphi since January 1995. He is the executive champion for Delphi’s Harley-Davidson Customer Team.
      Mr. Sheehan, the current chief accounting officer and controller of Delphi Corporation, was appointed to the additional position of acting chief financial officer effective March 4, 2005. He was named chief accounting officer and controller of Delphi Corporation effective July 1, 2002. Previously, he was a partner at KPMG LLP since 1995. His experience at KPMG LLP included 20 years in a number of assignments in the United States, England, and Germany.
      For purposes of calculating the aggregate market value of Delphi’s common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the shares held by directors, and executive officers of Delphi. However, this should not be deemed to constitute an admission that all such persons of Delphi are, in fact, affiliates of Delphi, or that there are not other persons who may be deemed to be affiliates of Delphi. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in Part III, Item 12, of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our Common Stock is listed on the New York Stock Exchange under the symbol “DPH.” The Transfer Agent and Registrar for our Common Stock is The Bank of New York. On December 31, 2004 and May 31, 2005, there were 310,599 and 301,288 holders of record, respectively, of our Common Stock.
      We declared dividends of $0.07 per share on March 1, June 22, September 9, and December 8, 2004, and on March 26, June 18, September 3, and December 3, 2003. We declared a dividend of $0.03 per share on March 23, 2005. Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board.
      The following table sets forth the high and low sales price per share of our Common Stock, as reported by the New York Stock Exchange, for the last two years. Please see Note 16 Stock Incentive Plans to the consolidated financial statements for additional information regarding equity compensation plans.

	Price Range of
	Common Stock

Year Ended December 31, 2004	High	Low

4th Quarter	$9.63	$8.10
3rd Quarter	$10.69	$8.61
2nd Quarter	$11.01	$9.55
1st Quarter	$11.78	$9.39

	Price Range of
	Common Stock

Year Ended December 31, 2003	High	Low

4th Quarter	$10.30	$8.10
3rd Quarter	$9.76	$7.85
2nd Quarter	$9.92	$6.70
1st Quarter	$9.40	$6.39

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

					Maximum Number
				Total Number of Shares	of Shares that may
	Total Number		Average	Purchased as Part of	yet be Purchased
	of Shares		Price Paid	Publicly Announced	Under the Plans or
Period	Purchased		Per Share	Plans or Programs(a)	Programs(a)

October 1, 2004 through October 31, 2004	988,575	(b)	$8.31	—	19,000,000
November 1, 2004 through November 30, 2004	N/A		N/A	—	19,000,000
December 1, 2004 through December 31, 2004	372,853	(b)	$8.42	—	19,000,000

Total	1,361,428		$8.34	—	19,000,000

(a)	As part of Delphi’s stock repurchase program in January of 2004, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2005 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Primarily includes open-market purchases by the trustee of Delphi’s 401(k) plans to fund investments by employees in our common stock, one of the investment options available under such plans. Also includes minimal shares of common stock that were withheld to satisfy the company’s tax withholding obligations arising upon vesting of restricted stock units issued pursuant to the company’s equity based compensation plan.
ITEM 6. SELECTED FINANCIAL DATA
      The following selected financial data reflects the results of operations and balance sheet data for the years ended 2000 to 2004. The data below should be read in conjunction with, and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance.
      The following selected consolidated financial data for 2003, 2002, 2001 and 2000 has been restated to reflect adjustments resulting from matters discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and, with respect to the three years ended December 31, 2004, in Note 2, Restatement, to our consolidated financial statements included elsewhere in this Report on Form 10-K. We encourage you to read the MD&A and Note 2 Restatement to our consolidated financial statements for further discussion of the restatement adjustments.

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(As Restated	(As Restated	(As Restated	(As Restated
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$28,622	$28,077	$27,641	$26,302	$29,224
Net (loss) income(1)(2)	$(4,753)	$(10)	$318	$(428)	$817
Basic (loss) earnings per share	$(8.47)	$(0.02)	$0.57	$(0.76)	$1.46
Diluted (loss) earnings per share	$(8.47)	$(0.02)	$0.57	$(0.76)	$1.45
Cash dividends declared per share	$0.28	$0.28	$0.28	$0.28	$0.28
Ratio of earnings to fixed charges(3)	N/A	N/A	2.6	N/A	5.7
Balance Sheet Data:
Total assets	$16,593	$21,066	$19,692	$18,928	$18,986
Total debt	2,980	3,456	3,215	3,629	3,677
Stockholders’ (deficit) equity	(3,539)	1,446	1,232	2,267	3,676

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and no longer amortize purchased goodwill.

(2)	2004 net loss includes $4.7 billion of income tax expense recorded to provide a non-cash valuation allowance on U.S. deferred tax assets, as described in Note 6, Income Taxes, to our consolidated financial statements included elsewhere in this report on Form 10-K.

(3)	Fixed charges exceeded earnings by $719 million, $137 million and $663 million for the years ended December 31, 2004, 2003 and 2001, respectively resulting in a ratio of less than one.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following management discussion and analysis gives effect to the restatement discussed in Note 2 Restatement.
Restatement and Conclusions of Audit Committee Investigation
      Subsequent to the issuance of Delphi’s consolidated financial statements for the years ended December 31, 2003 and 2002, and following an internal investigation conducted by the Audit Committee of its Board of Directors, Delphi management determined that its originally issued financial statements for those periods required restatement to correct the accounting for a number of transactions recorded in prior years. Such transactions included (i) rebates, credits and other lump sum payments from suppliers; (ii) disposition of indirect material and other inventories; (iii) warranty settlements with Delphi’s former parent company; and (iv) certain other transactions. The effects of the restatement adjustments on Delphi’s originally reported financial position, results of operations and cash flows as of and for the year ended December 31, 2003 and 2002, and on its originally reported retained earnings at December 31, 2001, are summarized below.
      Delphi is subject to stringent disclosure standards, and accounting, corporate governance and other securities regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as well as the listing standards of the New York Stock Exchange. Delphi management’s assessment pursuant to Section 404 determined that Delphi had not maintained effective internal controls over financial reporting at December 31, 2004. In addition, management concluded that during such periods, Delphi’s disclosure controls and procedures were also ineffective. Delphi has undertaken and is continuing to take actions to address material weaknesses in its internal controls over financial reporting and the deficiencies in its disclosure controls and procedures. For more detail on the weaknesses and deficiencies identified and remedial actions see Part II, Item 9A — Controls and Procedures. Delphi’s failure to timely and effectively remediate its control weaknesses and deficiencies may have a material adverse affect on its business.

      The following table summarizes the effects of the restatement adjustments on Delphi’s originally reported net income (loss) for the years ended December 31, 2003 and 2002 and on its originally reported retained earnings at December 31, 2001.

	Income (loss)
	Year Ended		Retained
	December 31,		Earnings at
			December 31,
	2003	2002	2001

As originally reported	$(56)	$342	$1,268
Adjustments for:
Information technology service provider rebates(a)	13	13	(58)
Non-IT supplier rebates(a)	(5)	2	(28)
Deferred expense recognition for IT services(b)	20	(22)	—
Indirect material dispositions(c)	45	—	(50)
Inventory disposal transactions(d)	—	1	(1)
Warranty settlements with former parent company(e)	28	(20)	(225)
Period-end accruals and other out of period items(f)	(34)	(14)	(29)
Other(g)	—	(19)	(40)

Total	67	(59)	(431)
Related tax effects	(21)	35	166

Total adjustments, net of tax	46	(24)	(265)

As restated	$(10)	$318	$1,003

      The following represents a summary of the nature and amount of the adjustments reflected in the restatement (all amounts are pre-tax unless otherwise noted):

(a)	Information technology service provider and non-IT supplier rebates

Delphi did not recognize certain liabilities or appropriately defer recognition of payments and credits that were received in conjunction with agreements for future information technology services. In addition, the investigation identified other rebate transactions occurring between 1999 and 2004 in which the payments and credits received by Delphi from suppliers were tied to agreements for the provision of future services or products, and for which Delphi recognized the payment or credit when received rather than as the services were performed or products were purchased. In addition, in certain of these transactions, credits were accrued without sufficient certainty of the collectibility of the amount recorded. The impact of these adjustments on originally reported retained earnings at December 31, 2001 and on 2002 and 2003 pre-tax income is $(86) million, $15 million and $8 million, respectively.

(b)	Deferred expense recognition for IT services

Delphi improperly deferred recognition of approximately $22 million of payments made for system implementation services in 2002. These payments should have been recorded as expense when services were rendered, rather than deferred and recorded as an expense in later periods.

(c)	Indirect material dispositions

In 1999 and 2000, Delphi improperly recorded asset dispositions, in a series of transactions, amounting to approximately $145 million of indirect materials to an indirect material management company. Delphi recorded pre-tax income of approximately $60 million in 1999 and an additional $16 million in 2000 from the transactions. The transactions should not have been accounted for as asset dispositions but rather as financing transactions, principally because Delphi had an obligation to repurchase such materials. The gain recognized at the time of sale and subsequent expense recognized in periods when materials were repurchased has been eliminated. The pre-tax operating income effect primarily reflects earlier recognition of valuation allowances related to this material resulting in a decrease in retained earnings at December 31, 2001 of $50 million and a reduction of $45 million in the pre-tax loss for 2003. The cash flow effect of accounting for these transactions as financings is to reclassify approximately $138 million and $33 million of cash flow from operations to cash flow from financing activities in 1999 and 2000, respectively. In 2002 and 2003, Delphi repurchased certain indirect materials from the indirect material management company, recording a portion of the material repurchased as assets and writing-off the remainder.

(d)	Inventory disposal transactions

In 2000 and 2001, Delphi entered into several transactions, in each case improperly recording the transaction as a disposal of inventory to a third party and repurchasing the same inventories in subsequent periods. Each of these transactions should have been accounted for as a financing transaction, not a disposal. Specifically, in the fourth quarter of 2000, Delphi entered into transactions, one for approximately $70 million, a second to a different third party for approximately $200 million, and a third, also with a different third party, for approximately $7 million. In the first transaction, Delphi recorded a disposal of inventory at book value; in the second, which involved precious metals, Delphi recorded a disposal of inventory at a gain of approximately $6 million, and in the third, Delphi recorded a disposal of inventory of a gain of approximately $1 million. In the first and fourth quarters of 2001, Delphi disposed of $10 million and $9 million, respectively of inventory at book value. Recording the fourth quarter transactions as inventory disposals resulted in the recognition of LIFO inventory gains that increased pre-tax income for the year ended December 31, 2000 by approximately $100 million. Finally, in the case of the $70 million transaction in 2000 and each of the transactions in 2001, Delphi recorded an account receivable for the purchase price, and then allowed the third party to settle the account receivable using cash received through financing arranged by Delphi. As a result, Delphi received no increased cash flow in the quarter the inventory was sold. Because Delphi changed its accounting for inventories from the LIFO method to the first-in-first-out method (FIFO) in 2003, and generally accepted accounting principles required the restatement of its historical financial statements to give retroactive effect to the accounting change, the transactions’ impact on LIFO reserves had been previously eliminated. Accordingly, the impact of these transactions on originally reported pre-tax income was to reduce 2000 pre-tax income by approximately $7 million and increase 2001 pre-tax income by approximately $6 million. The cash flow statement impact on originally reported results is to reclassify approximately $200 million included in 2000 cash flow from operations to cash provided by financing activities and to conversely increase 2001 cash flow from operations and cash used for financing activities each by approximately $200 million.

(e)	Warranty settlements with former parent company

Delphi improperly accounted for $202 million in cash payments made to its former parent in calendar year 2000 as a pension settlement agreement. The payment should have been accounted for as a settlement of warranty claims and should have been expensed or charged against the warranty accrual in 2000 rather than reflected as an adjustment to post retirement obligations and amortized over future periods. Furthermore, with respect to $85 million in credits received in 2001 from its former parent, Delphi determined that $30 million of such credits were improperly recorded as a reduction to expense in 2001 and 2002. The credits should have been recognized as a reduction to warranty obligations when utilized. The net effect of these changes is to reduce 2001 pre-tax income by $30 million, reduce 2002 pre-tax income by $20 million and increase 2003 pre- tax income by $20 million. In addition, in conjunction with a separate agreement, Delphi should have recognized a $10 million warranty obligation to its former parent in the first quarter of 2003. This adjustment has the effect of reducing 2003 pre-tax earnings by $10 million. The income impact of the warranty settlement adjustments is partially offset by the reversal of a portion of pension expense being recognized in conjunction with the original accounting treatment, $7 million, $0 and $18 million in 2001, 2002 and 2003 respectively.

(f)	Period-end Accruals and Other Out of Period Adjustments

Delphi identified obligations that were not properly accrued for at the end of an accounting period. Delphi also identified other accounting adjustments that were not recorded in the proper period. These out of period adjustments were not material to the financial statements as originally reported; however, as part of the restatement, are being recognized in the period in which the underlying transaction occurred. The impact of these adjustments on originally reported pre-tax income for 2002 and 2003 is $(14) million and $(34) million, respectively.

(g)	Other

As part of the restatement, other adjustments were identified, none of which are individually significant.
Executive Summary of Business
      We are a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Our technologies are present in more than 75 million vehicles on the road worldwide as well as in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2005 will generally not impact our financial results until 2007 or beyond. Additionally, our results are heavily dependent on overall vehicle production throughout the world. Consistent with one of the primary rationales for separating Delphi from General Motors (“GM”), we have diversified our customer base significantly since our separation from GM in 1999 (the “Separation”). Our sales to GM have declined since the Separation; principally reflecting the impact of customer trends, the exit of some businesses, changes in our vehicle content and the product mix supplied to them, as well as GM’s diversification of its supply base.
      Critical success factors for us include managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs as well as competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses, including those that are part of our Automotive Holdings Group (“AHG”) operations, and reducing overall material costs. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price decreases, on a year over year basis. See “Results of Operations” for more details as to the factors, which drive year-over-year performance.
      Our 2004 net sales were $28.6 billion, up from $28.1 billion from 2003. Non-GM revenues were $13.2 billion, or 46% of sales, up 20% from 2003. Our 2004 GM sales were $15.4 billion, down 9% from last year. For the full year, we benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles and non-auto applications. The employee and product line initiatives announced in 2003 are now complete. Savings realized from our prior restructuring plans combined with other operating performance improvements have allowed us to partially offset the challenges of rising wages, pension and healthcare costs, as well as continued price pressures. We remain focused on reducing structural costs. In 2004, we experienced a more challenging U.S. vehicle manufacturer production environment combined with slowing attrition of our U.S. hourly workforce, increased commodity price pressures as well as program launch and volume related cost issues.
      During 2004, we were challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of key suppliers, had the effect of reducing our earnings during 2004. Raw material steel supply has continued to be constrained and commodity cost pressures have continued to intensify as our supply contracts expire during 2005. For 2005, we expect to incur $0.4 billion of higher commodity cost than 2004. This amount includes $0.1 billion for costs associated with troubled suppliers. We have been seeking to manage these cost pressures using a combination of techniques, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our earnings in future periods may be adversely impacted. To date, due to previously established contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms that enable us to recover the actual commodity costs we are incurring.
      Our Board of Directors and management use cash generated by the businesses as a measure of our performance. We believe the ability to consistently generate cash flow from operations is critical to increasing Delphi’s value. We use the cash that we generate in our operations for strengthening our balance sheet, including reducing legacy liabilities such as pensions, restructuring our operations, and paying dividends. We believe that looking at our ability to generate cash provides investors with additional insight into our performance. Refer to further discussion of cash flows in “Liquidity and Capital Resources” below.
      In the fourth quarter of 2004, Delphi recorded charges totaling $502 million pre-tax, primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in the $502 million total are asset impairment charges of $363 million, $81 million of postemployment obligations, $46 million of goodwill impairment and $14 million of other exit costs, reduced by $2 million reversal of the employee and product line charges taken in Q3 2003. The asset impairment and employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at the impaired sites, combined with the budget business plan outlook for such sites and product lines. Where the carrying value exceeded the future cash flows, an impairment charge is being recognized for the amount that the carrying value exceeds the discounted future cash flows. The $81 million of postemployment benefit liability represents estimated costs for inactive employees, primarily at U.S. sites being consolidated throughout the duration of their contractual employment. The postemployment and other exit charges will result in future cash expenditures of approximately $81 million. The $46 million goodwill impairment charge is primarily attributable to a decrease in reporting units’ estimated fair values based upon the effect of market conditions on current operating results and on management’s projections of future financial performance, specifically lower North American vehicle production levels and higher commodity costs.
      In the fourth quarter of 2004, Delphi also recorded an additional $4.7 billion valuation allowance on the U.S. deferred tax assets due to a change in our assessment of the recoverability of these assets. Of this amount, $4.7 billion was recorded to income tax expense and $64 million was recorded to other comprehensive income. See Taxes below in Results of Operations for a more detailed discussion on the charge.
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. In the third quarter of 2004, we anticipated more than 1,000 additional U.S. hourly employees would leave Delphi bringing our total U.S. hourly attrition to more than 6,000. We achieved our planned reduction in our U.S. salaried and non-U.S. hourly workforce during this 15-month timeframe. With respect to our U.S. hourly workforce reductions, we achieved a reduction of approximately 6,175 employees in comparison to our plan of more than 6,000 employees. A substantial portion of this reduction was achieved in the first half of 2004 due in part to the completion of the new hourly labor contracts negotiated at the end of 2003. During the second half of 2004, we experienced much lower attrition rates among our U.S. hourly workforce as compared to the first half of the year.
      During 2004, we incurred charges related to these initiatives of approximately $185 million ($86 million in cost of sales and $99 million in employee and product line charges). The charges to cost of sales include costs for employees who are idled prior to separation. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were substantially completed during the first quarter of 2004. During 2004, approximately 4,575 U.S. hourly employees flowed back to GM, retired, or separated through other means.
      We will continue to seek savings from restructuring plans and improvements in operating performance to address the challenges of legacy costs associated with declining GM revenues, rising commodity costs, increased wages, pension and healthcare costs, as well as continued price pressures. On December 10, 2004, we announced restructuring plans for 2005 to further reduce our workforce by 8,500 positions in 2005 through GM flowbacks, normal attrition and incentivized retirements. Of the total reductions, 3,000 are expected to be U.S. hourly employees and 5,500 are planned to be non-U.S. employees. Total charges related to these initiatives are expected to be primarily cash charges of approximately $163 million pre-tax.
Acquisitions and Divestitures
      On December 7, 2004, Delphi Medical Systems, a subsidiary of Delphi, acquired Peak Industries, Inc. (“Peak”), for approximately $44 million, net of cash acquired. Peak is a Colorado-based contract manufacturer of medical devices. This strategic acquisition provides Delphi Medical Systems access to new customers in its target markets of dialysis, infusion, patient monitoring, and respiratory devices, thus contributing significantly to Delphi’s strategy of customer diversification. The addition of this operation will complement Delphi Medical Systems’ existing capabilities by enhancing its medical device manufacturing compliance expertise. In addition, employees from this new company are trained and experienced in manufacturing for the medical device industry and have broad expertise in manufacturing complex, state-of-the-art commercial and medical devices under the highest quality standards, and compliant with Food and Drug Administration and ISO-13485 standards.
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
      The acquisitions have been accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. The purchase prices and related allocations are preliminary and may be revised as additional information is obtained.
Results of Operations

2004 versus 2003
      Net Sales. Net sales by product sector and in total for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended
	December 31,

Product Sector	2004	2003(a)

		(As Restated
		See Note 2)
	(in millions)
Dynamics, Propulsion, Thermal & Interior	$14,120	$14,175
Electrical, Electronics & Safety	13,883	12,925
Automotive Holdings Group	2,567	2,994
Other	(1,948)	(2,017)

Net sales	$28,622	$28,077

(a)	The 2003 data has been reclassified to conform to the realignment of our business sectors in 2004 which combined the interior product lines into the Dynamics, Propulsion, Thermal & Interior sector (“2004 sector realignment”), which were previously included in the Electrical, Electronics, Safety & Interior sector.
      Consolidated net sales for 2004 were $28.6 billion compared to $28.1 billion for 2003. The increase of $545 million was more than explained by approximately $710 million of increase due to currency exchange rate movement, primarily the strengthening of the euro versus the U.S. dollar. Our non-GM sales increased by $2.2 billion including approximately $560 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $1.6 billion or 14.4%. Management evaluates year-over-year performance on a constant exchange rate basis and changes in revenues attributed to movements in currency exchange rates generally do not impact our operating income; see “Results of Operations — Operating Income.” This non-GM sales increase was due to new business from diversifying our global customer base, incremental sales due to our Delphi Grundig acquisition in 2003, and the migration of certain product programs from sales to GM to sales to customers that are Tier I suppliers of GM, partially offset by price decreases. As a percent of our net sales for 2004, our non-GM sales were 46%. Net sales to GM decreased by $1.6 billion, net of an increase of approximately $150 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $1.8 billion or 10.4%. The GM sales decrease was due to volume and price decreases and decisions to exit certain businesses. Generally the decrease in our GM sales has been more than offset by the increase in our non-GM sales in each year excluding the effects of change in currency exchange rates. However, in the fourth quarter of 2004 we saw a significant decline in GM production volumes. Additionally, our net sales were reduced by continued price pressures that resulted in price reductions of approximately $560 million or 2.0% for 2004, compared to approximately $460 million or 1.7% for 2003. On a going forward basis, we expect future annual price reductions to continue to be approximately 2%.
      Gross Margin. Our gross margin was 9.9% for 2004 compared to gross margin of 11.4% for 2003. Excluding the increase of $16 million between restructuring charges in 2003 and 2004, the 2004 gross margin as compared to the prior year was negatively impacted by reductions in selling prices of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and commodity price increases of $0.1 billion. These cost increases were only partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts totaling approximately 3% of sales. Slower U.S. hourly workforce attrition combined with lower production volumes and launch challenges negatively impacted our ability to offset the cost increase noted above.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $1.6 billion, or 5.6% of total net sales for 2004, compared to $1.6 billion or 5.7% of total net sales for 2003. The slight decrease as a percentage of total net sales for 2004 is primarily due to the 2003 legal settlement discussed below, partially offset by the impact of currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses were 5.5% of total net sales for 2003.
      Depreciation and Amortization. Depreciation and amortization was $1.5 billion for 2004 compared to $1.1 billion for 2003; the increase primarily reflects $326 million of charges related to product line impairments and $46 million of charges related to goodwill impairment in 2004. Excluding asset impairments, the increase reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. 2003 depreciation and amortization includes $58 million of charges related to product line impairments. Refer to Employee and Product Line Charges below for discussion of asset impairments recorded in conjunction with the employee and product line charges recorded in 2004 and 2003.

      Employee and Product Line Charges. In the fourth quarter of 2004, Delphi recorded charges totaling $456 million pre-tax, primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in the $456 million total are asset impairment charges of $363 million ($326 million of which is included in depreciation and amortization expense), $81 million of postemployment obligations and $14 million of other exit costs, reduced by a $2 million reversal of the employee and product line charges taken in Q3 2003. The asset impairment and employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at the impaired sites, combined with the budget business plan outlook for such sites and product lines. Management determined the asset impairment charges by comparing the estimated future cash flows against carrying values of plant and product line assets. Where the carrying value exceeded the future cash flows, an impairment charge was recognized for the amount that the carrying value exceeded the discounted future cash flows. The $81 million of postemployment benefit liability represents estimated costs for inactive employees, primarily at U.S. sites being consolidated throughout the duration of their contractual employment. The postemployment and other exit charges will result in future cash expenditures of approximately $81 million.
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. In the third quarter of 2004, we anticipated more than 1,000 additional U.S. hourly employees would leave Delphi bringing our total U.S. hourly attrition to more than 6,000. We achieved our planned reduction in our U.S. salaried and non-U.S. hourly workforce during this 15-month timeframe. With respect to our U.S. hourly workforce reductions, we achieved approximately 6,175 reductions in comparison to our plan of more than 6,000 employees. A substantial portion of this reduction was achieved in the first half of 2004 due in part to the completion of the new hourly labor contracts negotiated at the end of 2003. During the second half of 2004, we experienced much lower attrition rates among our U.S. hourly workforce as compared to the first half of the year. Our plans entailed reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees were permitted to return to GM (“flowback”).
      As required under generally accepted accounting principles, we record the costs associated with flowbacks as the employees accept the offer to exit Delphi. We incurred total charges related to these initiatives of approximately $746 million (pre-tax) through December 31, 2004, of which $185 million ($86 million in cost of sales and $99 million in employee and product line charges) were recorded during 2004, and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were completed during 2004. During 2004, approximately 4,575 U.S. hourly employees flowed back to GM, retired, or separated through other means.
      Delphi completed the restructuring actions as planned in the first quarter of 2003 related to the 2002 restructuring. The 2002 restructuring charges are discussed in the “2003 versus 2002 Employee and Product Line Charges”. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs.

      Following is a summary of the activity in the 2003 and 2004 employee and product line charges (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

2003 charges	$381	$15	$396
Usage during 2003	(135)	(3)	(138	)(a)
Transfer to long-term liabilities	—	(7)	(7)

Balance at December 31, 2003	$246	$5	$251

Charges during 2004	180	14	194
Usage during 2004	(302)	(1)	(303	)(b)
Less: reversal of 2003 charges	—	(2)	(2)

Balance at December 31, 2004	$124	$16	$140	(c)

(a)	The total cash paid in 2003 was $156 million, as shown on our consolidated statement of cash flows. Of this amount, $132 million was paid in 2003 related to the 2003 charges and $24 million was paid in the first quarter of 2003 related to the 2002 charges discussed below. The $138 million of usage in 2003 includes $6 million of non-cash special termination pension and postretirement benefits. In addition, we paid $44 million associated with the 2003 charges that was recorded in cost of sales. The total cash paid for 2003 was $200 million.

(b)	The total cash paid for 2004 was $296 million, as shown on our consolidated statement of cash flows. Our total usage was $303 million with $7 million of non-cash special termination pension and postretirement benefits for the year ended December 31, 2004. In addition, we paid $94 million associated with the 2003 charges for the year ended December 31, 2004 that was recorded in cost of sales. The total cash paid for 2004 was $390 million.

(c)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      Operating Results. Our operating loss was $482 million for 2004 compared to operating income of $89 million in 2003. The 2004 operating loss includes charges of $123 million in cost of sales, $372 million in depreciation and amortization and $192 million in employee and product line charges (the “2004 Charges”). The operating income for 2003 includes charges of $107 million in cost of sales, $58 million in depreciation and amortization and $396 million in employee and product line charges (the “2003 Charges”). Management reviews our sector operating income results excluding the 2004 Charges and the 2003 Charges. Accordingly, we have separately presented such amounts in the table below. In addition, the 2003 data below has been reclassified to conform to the 2004 sector realignment.

	Year Ended
	December 31,

Product Sector	2004	2003

		(As Restated
		See Note 2)
	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(65)	$398
Electrical, Electronics & Safety	955	974
Automotive Holdings Group	(590)	(591)
Other	(95)	(131)

Subtotal	205	650
2004 Charges(a) and 2003 Charges(b)	(687)	(561)

Total operating (loss) income	$(482)	$89

(a)	Represents the 2004 Charges of $194 million for Dynamics, Propulsion, Thermal & Interior, $91 million for Electrical, Electronics & Safety, $395 million for Automotive Holdings Group and $7 million for Other.

(b)	Represents the 2003 Charges of $86 million for Dynamics, Propulsion, Thermal & Interior, $114 million for Electrical, Electronics & Safety, $319 million for Automotive Holdings Group and $42 million for Other.
      Excluding the impact of the 2004 Charges and 2003 Charges, our operating income for the year ended December 31, 2004 was $205 million compared to $650 million for the year ended December 31, 2003. Operating income was negatively impacted by selling price decreases of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and commodity price increases. These cost increases were partially offset by savings resulting from our restructuring activities and on going cost reduction efforts totaling approximately 3% of sales. In addition, the operating income for 2003 included the legal settlement discussed above.
      Interest Expense. Interest expense increased by $21 million primarily attributable to a full year of interest related to the junior subordinated notes due to Delphi Trust I and II and the 6.50% unsecured notes due in 2013 which were outstanding during all of 2004 and only part of 2003. See discussion below in “Liquidity and Capital Resources.”
      Taxes. We recorded an income tax expense for the year ended December 31, 2004 of $4.1 billion as compared to an income tax benefit for the year ended December 31, 2003 of $69 million. During 2004 and continuing into 2005, the amount of pre-tax losses we incurred in the U.S. increased significantly due to lower vehicle manufacturer production volumes in the U.S., declining content per vehicle with GM in the U.S., and the fixed cost nature of our U.S. manufacturing operations. As a result, we re-evaluated the recoverability of our U.S. deferred tax assets. Due to our history of U.S. losses over the past three years, combined with the current U.S. operating outlook for the near to mid-term, we determined that we could no longer support realization of such amounts under the application of U.S. GAAP. Accordingly, we recorded a valuation allowance of $4.7 billion against all of our net U.S. deferred tax assets as of

December 31, 2004, of this amount $4.7 billion was recorded to income tax expense and $64 million was recorded to other comprehensive income. We continue to maintain the underlying tax benefits to offset future taxable income and will evaluate the continued need for a valuation allowance based on the profitability of our U.S. operations. In addition, our 2004 income tax expense includes $177 million of benefits recognized upon the completion of income tax audits for prior periods, including periods prior to our separation from GM (more fully discussed below). Our 2003 income tax benefit includes $214 million of benefits recognized in connection with restructuring charges.
      Under an agreement entered into with GM, in connection with our separation agreement in 1999, Delphi is responsible for all foreign income taxes and certain U.S. federal and state income taxes applicable to Delphi operations prior to the separation. During the fourth quarter of 2004, GM resolved Internal Revenue Service audits for the tax years through 1997. Upon completion of this process, Delphi and GM determined the amounts due between Delphi and GM under the agreement and GM paid Delphi $4 million prior to December 31, 2004. At the conclusion of these discussions, we reevaluated the related tax reserves applicable to 1998 and prior tax periods and as a result determined that approximately $161 million of tax reserves were no longer necessary and an adjustment to reduce the reserve was recorded during the fourth quarter of 2004. Additionally, during the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required and an adjustment to reduce the reserve was recorded during the second quarter of 2004.

2003 versus 2002
      Net Sales. Net sales by product sector and in total for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended
	December 31,

Product Sector	2003	2002

	(As Restated
	See Note 2)
	(in millions)
Dynamics, Propulsion, Thermal & Interior	$14,175	$14,199
Electrical, Electronics & Safety	12,925	12,037
Automotive Holdings Group	2,994	3,550
Other	(2,017)	(2,145)

Net sales	$28,077	$27,641

      The 2003 and 2002 data above has been reclassified to conform to the 2004 sector realignment.
      Net sales for 2003 were $28.1 billion compared to $27.6 billion for 2002. The increase of approximately $440 million was more than explained by approximately $960 million of currency exchange rates, primarily the euro. Our non-GM sales increased by $1.5 billion or 15.7%, including approximately $760 million resulting from currency exchange rates and $54 million attributable to the Grundig Car InterMedia System GMBH (“Grundig”) acquisition. Management evaluates year-over-year performance on a constant exchange rate basis and changes in revenues attributed to movements in currency exchange rates generally do not impact our operating income; see “Results of Operations — Operating Income.” Excluding the effects of currency exchange rates, our non-GM sales increased approximately $740 million which was due to increased production volumes and new business from diversifying our global customer base, partially offset by price decreases. As a percent of our net sales for 2003, our non-GM sales were 39%. Net sales to GM decreased by $1.1 billion, after approximately $200 million of currency exchange rates. Excluding the effects of changes in currency exchange rates, our GM sales decreased $1.3 billion.

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
      Gross Margin. Our gross margin was 11.4% for 2003 compared to 12.1% for 2002. The decrease was primarily due to volume reductions with a gross margin effect of approximately $300 million and approximately $110 million of retiree lump sum payments and inventory and warranty charges. Additionally, we experienced approximately $740 million of higher wages and increased U.S. pension and healthcare costs and approximately $460 million of price decreases offset by lower material costs, manufacturing performance and savings realized from our restructuring plans. The gross margin for 2002 included a charge of $37 million related to our generator product line.
      Selling, General and Administrative. Selling, general and administrative expense was $1.6 billion, 5.7% of total net sales for 2003, compared to $1.5 billion or 5.3% of total net sales for 2002. Selling, general and administrative expense for 2003 was adversely impacted by a legal settlement to one of our former suppliers of approximately $38 million ($25 million after-tax), in connection with a commercial dispute. Excluding the impact of the legal settlement, selling, general and administrative expense was 5.5% of total net sales for 2003.
      Depreciation and Amortization. Depreciation and amortization for 2003 includes $58 million of charges related to product line impairments. Excluding these impairment charges, depreciation and amortization for 2003 was consistent with amounts for 2002.
      Employee and Product Line Charges. The charges for 2003 are discussed in the “2004 versus 2003 Employee and Product Line Charges” included above in the 2004 versus 2003 analysis.
      In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, which included 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the U.S. and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, reduced by a $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million in the first quarter of 2002. The restructuring actions were completed as planned in the first quarter of 2003. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs. We have realized savings, principally payroll and related costs, of approximately $125 million (after-tax) associated with the restructurings ratably in all sectors.
      Following is a summary of our actions related to our 2002 restructuring charge (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

First quarter 2002 restructuring charge	$222	$9	$231
Usage in 2002	(205)	(2)	(207)

Balance at December 31, 2002	$17	$7	$24
Usage in first quarter 2003	(17)	(7)	(24	)(a)

Balance at March 31, 2003	$—	$—	$—

(a)	The total cash paid in 2003 was $156 million, as shown on our Consolidated Statement of Cash Flows. Of this amount, $132 million was paid in 2003 related to the 2003 charges discussed above and $24 million was paid in the first quarter related to the 2002 charges.

      Operating Income. Operating income was $89 million for 2003 compared to $638 million in 2002. The 2003 operating income includes charges of $107 million in cost of sales, $58 million in depreciation and amortization and $396 million in employee and product line charges (the “2003 Charges”). Similarly, the operating income for 2002 includes charges of $37 million in costs of sales and $225 million in employee and product line charges (the “2002 Charges”). Management reviews our sector operating results excluding the 2003 Charges and the 2002 Charges. Accordingly, we have separately presented such amounts in the table below. In addition, the 2003 and 2002 data below has been reclassified to conform to the 2004 sector realignment.

	Year Ended
	December 31,

Product Sector	2003	2002

	(As Restated
	See Note 2)
	(in millions)
Dynamics, Propulsion, Thermal & Interior	$398	$433
Electrical, Electronics & Safety	974	920
Automotive Holdings Group	(591)	(378)
Other	(131)	(75)

Subtotal	650	900
2003 Charges(a) and 2002 Charges(b)	(561)	(262)

Total operating income	$89	$638

(a)	Represents the 2003 Charges of $86 million for Dynamics, Propulsion, Thermal & Interior, $114 million for Electrical, Electronics & Safety, $319 million for Automotive Holdings Group and $42 million for Other.

(b)	Represents the 2002 Charges of $97 million for Dynamics, Propulsion, Thermal & Interior, $45 million for Electrical, Electronics & Safety, $104 million for Automotive Holdings Group and $16 million for Other.
      The decrease in operating income from 2002 primarily reflects the 2003 Charges in excess of the 2002 Charges and is primarily due to decreases in volume, as well as increased pension, healthcare and wages, lower pricing, offset by savings realized from our restructuring plans, material cost savings, manufacturing performance and the legal settlement in connection with a commercial dispute. The increase in net sales attributable to currency exchange rates did not significantly impact our operating income, as we manage our currency exposure through hedging techniques, including derivative instruments.
      Interest Expense. Interest expense increased by $1 million primarily attributable to interest on the junior subordinated notes due to Delphi Trust I and II and the 6.50% unsecured notes due in 2013. See discussion below in “Liquidity and Capital Resources.”
      Taxes. Our effective tax rate (including the tax related to minority interest) for 2003 was a benefit of 45% compared to an expense of 32% for 2002. The 2003 rate was influenced by entity restructuring, which allowed substantial earnings from the Asia-Pacific region to be considered indefinitely reinvested in foreign operations. In addition, during 2003 we experienced higher than expected earnings outside of the U.S. (where effective tax rates in certain jurisdictions are lower than the effective U.S. tax rate).
Liquidity and Capital Resources

Overview of Capital Structure
      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.0 billion of outstanding debt as of December 31, 2004, $2.0 billion was senior, unsecured debt with maturities ranging from 2006–2029 and approximately $0.4 billion was junior subordinated notes due to Delphi Trust I and II. This long-term debt primarily finances our long-term fixed assets. As of December 31, 2004, we had approximately $0.6 billion of short-term debt and other debt. We have varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, and uncommitted facilities, including bank lines and factoring lines and to a lesser extent commercial paper. Although the latter group was not committed, these facilities have always been available to us. Throughout 2004, we also maintained $3.0 billion of committed unsecured Credit Facilities. These Credit Facilities consisted of a 364-day revolving credit line in the amount of $1.5 billion, which expired in June 2005, and a five-year revolving credit line in the amount of $1.5 billion, which will expire in June 2009. As disclosed in our Form 8-K filed with the SEC on June 15, 2005, we recently amended our five-year $1.5 billion credit line by increasing the available credit to $1.8 billion and securing the facility with a first lien on substantially all material tangible and intangible assets of Delphi including 65% of the capital stock of our first tier of foreign subsidiaries. In addition, the Company raised $1.0 billion through a cross-collateralized term loan. We used a portion of the term loan to fund $0.6 billion of pension contributions while the remainder was used to pay down short-term debt. As a result of the foregoing refinancing, Delphi maintains access to $1.8 billion of committed liquidity through the revolving credit facility, $730 million through the U.S. securitization program, and €225 million and £10 million through the European securitization programs subject to the limits imposed by our financial covenants. We view these facilities as providing a sufficient source of back-up liquidity that is available in case of an unanticipated event.
      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we used our cash for a mix of activities focused on revenue growth, cost reduction, balance sheet strengthening and to pay dividends. In 2004, we used our cash primarily for funding our employee and product line programs and balance sheet strengthening, as we contributed a significant portion of our operating cash flow to our pension plans and to a lesser extent for dividends. In 2005, we plan to use our cash primarily to strengthen our balance sheet, reduce operating costs and to continue to pay dividends to the extent approved by our Board of Directors. Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our Common Stock on the basis of the results of operations, financial condition, cash requirements and future prospects of our company and other factors deemed relevant by our Board. As part of our capital planning, we have taken into account that we currently have ERISA pension funding minimums of $1.1 billion in 2006. Based upon current overall macroeconomic conditions, we will likely face additional ERISA minimums in 2007. Further discussion regarding pension plan contributions can be found in “Outlook-U.S. Pension Plans and Other Postretirement Benefits.” In addition, we anticipate approximately $0.2 billion of product line and employee cost payments, from our previously announced and ongoing restructuring programs, and approximately $20 million to $70 million of dividends in 2005. We expect that we will be able to fund these amounts with cash flow from operations, the repatriation of earnings and excess cash from non-U.S. operations and the new $1.0 billion term loan. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for purchase options and residual value guarantees on operating leases, if exercised, as they become due.

Bonds and Trust Preferred Securities
      Our unsecured debt includes $500 million of securities bearing interest at 6.50% and maturing on August 15, 2013. We pay interest on these notes on February 15 and August 15 of each year which began February 15, 2004. In addition, our unsecured debt includes our next maturity of $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

      We also have trust preferred securities that were issued by our wholly-owned subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities are listed on the New York Stock Exchange under the symbol DPHprA. The sole assets of Trust I are $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I will pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II are $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II pays cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities.
      Since our Form 10-Q for the third quarter of 2004, Form 10-K for the year ended 2004, and Form 10-Q for the first quarter of 2005 were not filed timely due to the Audit Committee investigation, we are now deficient in our SEC filings. We are currently ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. This means that we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. However, we do not believe this will have a material impact on our liquidity as we have secured financing through private institutional investors. In addition, we do not believe that the delay in our filing situation has had a material adverse effect on our available credit facilities (described above) or the indentures governing our debt obligations. We anticipate that shortly following the filing of our Form 10-K for the year ended 2004, we will file our other delinquent filings and as such will return to compliant filing status.

Available Credit Facilities
      Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), reduced by the amount of any outstanding letters of credit. The terms of the Credit Facilities provided for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and now expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which expired in June 2005. We have never borrowed under either of these Credit Facilities. However, Delphi had approximately $57 million in letters of credit outstanding against the Credit Facilities as of December 31, 2004. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1.0 at December 31, 2004. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with the financial covenant and all other covenants as of December 31, 2004.
      On March 28, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its $3.0 billion revolving credit facilities including its EBITDA coverage ratio. Delphi also agreed to the elimination of its option to extend repayment for up to one year beyond the expiration date of its 364-day revolving credit line for any amounts outstanding on the expiration date. Additionally, the syndicate of lenders waived Delphi’s obligation to provide audited financial statements for the year ended December 31, 2004 until June 30, 2005.
      Further, on June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six-year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). As previously announced, upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion.

      As a result of the foregoing refinancing, Delphi has replaced its previous $3.0 billion revolving credit facility with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day facility, nor had these revolving credit facilities been previously borrowed upon. Delphi believes that the completion of this refinancing plan should provide Delphi with access to sufficient liquidity to continue to address its U.S. legacy cost issues during the current low GM North American production environment. As contemplated under the Facilities, on June 14, 2005 Delphi contributed $475 million to its U.S. pension plans, bringing the total contributions for the quarter to $625 million and fulfilling Delphi’s 2005 minimum pension funding requirements.
      The Term Loan requires interest payments during the term at a variable interest rate of 650 basis points above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). On June 14, 2005, one-month LIBOR was 3.2% per annum. The LIBOR interest rate period can be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the Facilities. Accordingly, the interest rate will fluctuate based on the movement of LIBOR through the term of the loan. The Term Loan has a 1% per annum amortization for the first 5 years and 9 months. The then outstanding principal and any accrued and unpaid interest is due in full at the end of term, on June 14, 2011. The Term Loan is not repayable in the first year and, in accordance with the terms of the Facilities, during the second and third year is subject to call premiums on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal is repayable without premium or penalty.
      The Revolving Credit Facility carries a variable interest rate of 500 basis points above LIBOR on outstanding borrowings subject to adjustment based on Delphi’s credit ratings. The Revolving Credit Facility has a commitment fee payable on the unused portion of 50 bps per annum, which is also subject to adjustment based upon Delphi’s credit ratings. Each of the interest rates on borrowings and the commitment fee under the Revolving Credit Facility is adjustable and will fluctuate as described for the Term Loan. The Revolving Credit Facility will expire June 18, 2009. Borrowings under the Revolving Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The Facilities provide the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries) and further provides that amounts borrowed under the Facilities will be guaranteed by Delphi’s wholly-owned domestic subsidiaries (except for insignificant subsidiaries and subsidiaries that participate in accounts receivable financings). The amount outstanding at any one time is limited by a borrowing base computation. The borrowing base is calculated as the sum of (a) 85% of U.S. accounts receivable (excluding accounts receivable which have been sold into the U.S. accounts receivables securitization program) of Delphi and its subsidiaries, (b) 60% of inventory (including raw materials, work in progress and finished goods, but excluding inventory to the extent subject to accounts receivable financings) of Delphi and its subsidiaries that is located in the United States or which is owned but consigned to Mexican subsidiaries, and (c) $750,000,000 with respect to U.S. plant, property and equipment of Delphi and its subsidiaries. The terms of the Facilities specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and U.S. manufacturing subsidiaries in order to ensure that at the time of any borrowing under the Term Loan or the Revolving Credit Facility, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) will not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to Delphi’s outstanding bonds and debentures).
      The amended Facilities contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) secured debt (excluding letters of credit, but including, without limitation, Term Loans, revolving loans, funded debt in respect of receivables securitizations and factoring facilities, and any other secured debt (including second lien debt) permitted under the terms of the Facilities, minus cash on each test date in excess of $500,000,000, (provided that the amount of such cash deducted shall in no event exceed $500,000,000) to (b) the aggregate sum of the preceding four quarters EBITDA (as defined in the Facilities). The above mentioned ratio cannot exceed 2.75 to 1 for each of the quarters through and including June 30, 2006, 2.50 to 1 for the quarters from September 30, 2006 to and including September 30, 2007, and 2.25 to 1 for the fourth quarter of 2007 and thereafter. Further, the syndicate of lenders waived Delphi’s obligation to provide audited financial statements for the year ended December 31, 2004 until September 30, 2005, and agreed not to consider any inaccuracy of Delphi’s non-GAAP measures of net liquidity as disclosed in Delphi’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 9, 2005 as a material adverse change.

Other Financial Transactions
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). This program was accounted for as a sale of accounts receivable during 2004. As of December 31, 2004, we had $350 million of accounts receivable sold under this program. The U.S. Facility Program had $600 million available and expired on March 24, 2005. The U.S. Facility Program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities that, if not met, could result in a termination of the agreement. At December 31, 2004, we were in compliance with the financial covenant and all other covenants.
      In March 2005, Delphi amended and renewed through March 22, 2006 its U.S. Facility Program, increasing the borrowing limit from $600 million to $731 million. In addition, the U.S. Facility Program was amended to conform the leverage ratio financial covenant consistent with the amended Credit Facilities’ covenant. Also, the U.S. program lenders granted waivers similar to those granted under the Credit Facilities’ amendments. The U.S. program amendment also allows Delphi to maintain effective control over the receivables such that effective March 2005, this program which was previously accounted for as a sale of receivables, will be accounted for prospectively as a secured borrowing. In June 2005, Delphi further amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended Facilities’ covenant. The U.S. Facility Program lenders also granted waivers similar to those granted under the Facilities’ amendments.
      On December 23, 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($307 million at December 31, 2004 currency exchange rates) and £10 million ($19 million at December 31, 2004 currency exchange rates). Accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2004, we had no significant accounts receivable transferred under this program. The program expires on December 1, 2005 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities (discussed above) that, if not met, could result in a termination of the agreement. At December 31, 2004, we were in compliance with all such covenants.
      From time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of December 31, 2004, 2003 and 2002, certain European subsidiaries sold accounts receivable totaling $354 million, $387 million and $371 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within the cash flow from operations.
      We have leased certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. The leases, which have been accounted for as operating leases, provide us tax treatment equivalent to ownership, and also provide us with the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. The leases also provide that if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we would pay any difference between the purchase option amount and the proceeds of remarketing, up to a maximum of approximately $89 million. At December 31, 2004, the aggregate fair value of these properties exceeded the minimum value guaranteed upon exercise of the remarketing option. As of December 31, 2004, the recorded estimate of the fair value of the residual value guarantee related to these leases was approximately $2 million. Under the terms of the lease agreements, we also provide certain indemnities to the lessor, including environmental indemnities. In addition, the leases contain certain covenants, including a financial covenant requirement that our debt to EBITDA coverage ratio, as defined in the agreement, not exceed 3.25 to 1. Unlike the Credit Facilities, this financial covenant has not been amended. In the event of a default of the terms of the leases, the lessors have the right to notify us of their election to require that we purchase the synthetically leased properties, which would require us to pay the aggregate purchase price of approximately $131 million. Though we were in compliance with our financial covenants at December 31, 2004, our audited financials indicate that at March 31, 2005, our debt to EBITDA coverage ratio exceeded 3.25 to 1. Although we have received no notices from the lessors of their election to obligate us to purchase the synthetically leased properties, in June we commenced the process of exercising our purchase options. As a result, we completed the purchase of our headquarters property and two manufacturing facilities in the State of Alabama for approximately $103 million on June 28, 2005. The purchase of the second facility, for approximately $28 million, has not yet been completed.
      We also from time to time, enter into arrangements with suppliers or other parties that result in variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). At December 31, 2004, we had one variable interest entity (“VIE”), which is a supplier to one of our U.S. facilities. Our arrangement with this supplier is to reimburse it for losses incurred related to materials supplied to us and to receive a refund for any profits that it makes as it relates to material supplied to us. This arrangement is in effect through 2007. In 2004, this VIE had sales of approximately $10 million, 69% of which were to Delphi. This supplier has approximately $4 million in assets and $4 million in liabilities; the latter of which include a loan of approximately $2.7 million from Delphi. This VIE does not have any other means of support other than Delphi. As required under FIN 46, we have consolidated this entity and eliminated all intercompany transactions. Given the nature of our relationship with this VIE, it is not possible to estimate the maximum amount of our exposure or the fair value. However, we do not expect such amounts, if any, to be material.

Other Financing Programs
      In 2004, we maintained a program with General Electric Capital Corporation (“GECC”) that allowed some of our suppliers to factor their receivables from us to GECC for early payment. This program also allowed us to have GECC pay our suppliers on our behalf, providing extended payment terms to us. In 2004, Delphi had been working toward minimizing our involvement in this program and it was discontinued in the first quarter of 2005. Our December 31, 2004 and 2003 short-term debt balances include $8 million and $168 million, respectively, of accounts payable that were factored by our suppliers to GECC but which are still within our stated payment terms to our suppliers. There were no payables beyond their stated terms at December 31, 2004 and 2003. Some of our customers have similar arrangements with GECC, which allow us to sell certain of our customer receivables, at a discount, to GECC on a non-recourse basis. When we participate in one of these programs, our receivables are reduced and our cash balances are increased. We did not participate in any of these programs at December 31, 2004 and 2003.

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

	Payments due by Period

			2006 &	2008 &
	Total	2005	2007	2009	Thereafter

	(in millions)
Debt and capital lease obligations	$2,568	$507	$530	$525	$1,006
Junior subordinated notes due to Delphi Trust I and Trust II	412	—	—	—	412
Operating lease obligations	507	140	195	102	70
Contractual commitments for capital expenditures	368	351	16	1	—
Other contractual purchase commitments, including information technology	906	349	514	35	8

Total(1)(2)	$4,761	$1,347	$1,255	$663	$1,496

(1)	The amounts above exclude our minimum funding requirements as set forth by ERISA, which are $1.7 billion over the next two years, including $0.6 billion contributed in the second quarter of 2005. Our minimum funding requirements after 2005 are dependent on several factors. We also have payments due under our other postretirement benefit (“OPEB”) plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in “Outlook — U.S. Pension Plans and Other Postretirement Benefits” below.

(2)	The amounts above exclude estimated interest costs of $170 million, $284 million, $249 million and $1,569 million, respectively, for 2005, 2006 and 2007, 2008 and 2009 and thereafter.
      We have no financial commitments (such as lines of credit, standby lines of credit, standby repurchase obligations, or guarantees of such items) to or on behalf of entities that are excluded from our consolidated financial statements. From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2004, no such losses existed.

Credit Ratings
      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. As of December 31, 2004, we had long-term credit ratings of BB+/ Baa2/ BBB-, respectively, and short-term credit ratings of B/ P2/ F3, respectively. We currently have senior unsecured ratings of B-/ B3/ B, respectively, preferred stock ratings of CCC+/ Caa2/ CCC+, respectively, and senior secured debt ratings of BB-/ B1/ BB-, respectively, due to downgrades in 2005. As a result of the downgrades, our facility fee and borrowing costs under our existing five-year Credit Facility increased although availability was unaffected. We believe we continue to have access to sufficient liquidity; however, our cost of borrowing has increased and our ability to access certain financial markets has been limited. In the event of a further downgrade, the cost of borrowing will continue to increase and availability to liquidity may be further constrained.

Capital Expenditures
      Our capital expenditure program promotes our growth-oriented business strategy by investing in existing core areas, where efficiencies and profitability can be enhanced, and by targeting funds for new innovative technologies, where long-term growth opportunities can be realized. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$440	$553	$493
Electrical, Electronics & Safety	386	393	469
Automotive Holdings Group	55	85	113
Other	33	15	12

Total capital expenditures	$914	$1,046	$1,087

North America	$536	$736	$751
Europe, Middle East & Africa	242	227	283
Asia-Pacific	114	55	38
South America	22	28	15

Total capital expenditures	$914	$1,046	$1,087

As of December 31, 2004, Delphi had approximately $368 million in outstanding capital commitments. We expect capital expenditures to be approximately $0.9 billion in 2005. We currently expect approximately 45% of our 2005 capital expenditures to occur outside North America.

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $1.5 billion for the year ended December 31, 2004, compared to $0.9 billion in 2003 and $2.0 billion in 2002. Net cash provided by operating activities in 2004 was reduced by contributions to our U.S. pension plans of $0.6 billion and cash paid for employee and product line initiatives of approximately $390 million. Changes in the levels of factoring and securitization also reduced 2004 cash flow from operating activities by approximately $12 million. Net cash provided by operating activities in 2003 was reduced by contributions to our U.S. pension plans of $1.0 billion and cash paid for employee and product line initiatives and lump sum contract signing bonuses totaling approximately $325 million. Changes in the level of factoring and securitization also reduced 2003 cash flow from operating activities by approximately $145 million. Net cash provided by operating activities in 2002 was reduced by a $400 million contribution to our U.S. pension plans and a $143 million second quarter payment to GM for previously recorded separation related obligations for other postretirement benefits. Changes in the level of factoring and securitization increased 2002 cash flow from operating activities by approximately $687 million, primarily due to the implementation of Delphi’s U.S. factoring program. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities totaled $0.8 billion for the year ended December 31, 2004, and $1.1 billion for the years ended December 31, 2003 and 2002. The principal use of cash in 2004, 2003 and 2002 reflects capital expenditures related to ongoing operations. Additionally, in 2004, we acquired Dynamit Nobel AIS for approximately $17 million, net of cash acquired, and Peak Industries, Inc. for approximately $44 million, net of cash acquired. In 2003, we acquired Grundig Car InterMedia System GmbH for approximately $39 million, net of cash acquired.
      Financing Activities. Net cash used in financing activities totaled $0.7 billion for the year ended December 31, 2004, compared to net cash provided by financing activities of $4 million in 2003 and net cash used in financing activities of $0.6 billion in 2002. Net cash used in financing activities during 2004 reflected a $500 million repayment of the 6.125% senior notes due May 1, 2004 and $157 million of dividends. Cash provided by financing activities for 2003 includes $892 million of net proceeds from the debt and trust preferred issuances discussed above. In addition, we repaid approximately $707 million of short-term debt and paid $157 million of dividends. Cash used in financing activities during 2002 represented repayment of commercial paper and dividend and treasury stock purchases partially offset by increased borrowings of short-term debt.
      Dividends. The Delphi Board of Directors declared dividends on Delphi common stock of $0.07 per share on March 1, June 22, September 9, and December 8, 2004, which were paid on April 12, August 3, October 19, 2004 and January 18, 2005, respectively.
      Stock Repurchase Program. The Board of Directors has authorized the repurchase of up to 19 million shares of Delphi common stock to fund stock options and other employee benefit plans. We did not repurchase any shares during 2004 and 2003. We repurchased approximately 3 million shares in the open market during 2002, to offset the effect of shares issued under those plans and to provide for a more consistent number of shares outstanding.
Outlook
      General. Delphi continues to implement productivity improvements and related activities designed to reduce overhead, improve manufacturing processes and streamline our value stream. In addition, we continue to rationalize our product lines, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions, as well as wages in non-U.S. locations. We are achieving and anticipate continued hourly attrition as well as flowback of UAW represented Delphi employees to GM. We completed consolidation of one of our AHG sites, Flint West, Michigan during the third quarter of 2004 and consolidated or ceased production at three additional AHG sites: Olathe, Kansas; Tuscaloosa, Alabama; and Anaheim, California in the first quarter of 2005. Also, in April 2004, Delphi and the UAW finalized a seven-year Supplement to the 2003 UAW-Delphi National Agreement, setting new wage and benefit levels for future hires. These future hires are expected to be phased into our operations over the next several years. On December 10, 2004, Delphi announced that effective January 1, 2005, we are moving three additional manufacturing operations into AHG to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/ Vandalia, Ohio. Also on December 10, 2004, we announced restructuring plans for 2005 to further reduce our workforce by 8,500 positions in 2005 through GM flowbacks, normal attrition and incentivized retirements. Of the total reductions, 3,000 are expected to be U.S. hourly employees and 5,500 are planned to be non-U.S. employees. As noted below, our achievement of further hourly attrition through GM flowbacks may be limited if lower GM North America production volumes continue.
      We currently expect GM North America’s 2005 production to decrease approximately 10% to between 4.5 million and 4.6 million units. As a result of the lower GM North America production volumes, an increasing proportion of our U.S. hourly workforce is, and is expected to continue to be in a non-active status. Under the terms of our collective bargaining agreements with our U.S. unions, we are not generally permitted to permanently lay-off idled workers. Furthermore, as a result of GM’s lower production volumes, the opportunities for our employees to flowback to GM has been limited. Consequently, although we reduced our U.S. hourly workforce by 15% over the 15 month period ending prior to December 31, 2004, currently approximately 9% of our U.S. hourly workforce is in a non-active status. This situation is placing significant financial burdens on the Company. We have been and will continue to seek, together with our labor unions and GM, solutions to our legacy cost structure challenges. Specifically, we are seeking wage, benefit and contractual provisions that would permit Delphi’s U.S. workforce to be competitive with its U.S. peers. To the extent that we are not successful in identifying solutions to these challenges, or that GM’s North American production volumes do not increase, Delphi will continue to experience significantly reduced financial performance. We believe that the refinancing plan we completed in June 2005 will provide us with access to sufficient liquidity to continue to address our U.S. legacy cost issues during the current low GM North American production environment. There can be no assurance that over the medium to long-term, cash generated by operations will continue to be sufficient to meet our cash obligations without a significant change in the current economic outlook for the economy as a whole or GM North America specifically, or a solution to Delphi’s legacy cost structure issues.
      As stated earlier, during 2004, we were challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2004. Raw material steel supply has continued to be constrained and commodity cost pressures have continued to intensify as our supply contracts expire during 2005. For 2005, we expect to incur $0.4 billion of higher commodity cost than 2004. This amount includes $0.1 billion for costs associated with troubled suppliers. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our earnings in future periods may be adversely impacted. To date, due to previously established contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms which recover the actual commodity costs we are incurring.
      In addition to conditions in our market and the economy as a whole, we depend on GM as a customer. GM accounted for 54% of our net sales for 2004. Our sales to GM have declined since our separation from GM; principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to them. We continue to exit some businesses as part of our portfolio review process. Reflecting these and other factors, we expect our sales to GM to decline over time. If we are unable to compete effectively for new GM business, our revenues may decline further. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as cost-reduction initiatives. In 2004, GM North America produced 5.0 million vehicles excluding CAMI Automotive Inc. and New United Motor Manufacturing, Inc. vehicle production. Our GM North America content per vehicle for 2004 was $2,546, which was slightly lower than the previously expected content per vehicle of $2,571. During 2004, our content per vehicle was reduced due to exiting of select businesses and the migration of certain product programs from GM sales to sales to Tier I customers. We anticipate that our 2005 content per vehicle will be $2,351. As a result of anticipated lower GM North America production levels and lower GM content per vehicle, we expect our 2005 GM revenues to decline approximately 15%. Offsetting the decline in GM revenues, however, we anticipate our non-GM revenue to increase approximately 11% such that our consolidated revenue would decrease approximately 4%.
      In December 2004, we entered into an agreement with GM whereby we committed to 2005 annual price reductions on GM’s annual purchase value with Delphi. In return for this commitment, GM agreed, among other things, to accelerate their cooperation with certain sourcing and cost reduction initiatives of mutual benefit to the two companies and to source certain business to Delphi. The agreed level of price reduction for 2005 is generally consistent with that which we have been providing to GM in recent years.
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
      U.S. Pension Plans and Other Postretirement Benefits. Delphi sponsors defined benefit pension plans covering a significant percentage of our U.S workforce and certain of our non-U.S. workforce. On December 31, 2004, the projected benefit obligation (“PBO”) of the U.S. defined benefit pension plans exceeded the market value of the plan assets by $4.3 billion, compared to $4.0 billion at December 31, 2003; the increase is explained as follows:

Underfunded
Status
(PBO basis)

(in billions)
December 31, 2003	$(4.0)
Pension contributions	0.6
2004 asset returns — 13%	0.9
Impact of discount rate decrease by 50 basis points to 5.75%	(0.7)
Interest and service cost	(1.0)
Other	(0.1)

December 31, 2004	$(4.3)

      During 2004, Delphi contributed $0.6 billion to its pension plans, of which $0.3 billion was our minimum funding requirement as determined by employee benefit and tax laws. Our 2005 minimum funding requirement of approximately $0.6 billion was contributed in the second quarter of 2005. While contributions subsequent to 2005 are dependent on asset returns and a number of other factors, after our contribution of $0.6 billion in the second quarter of 2005, we would be required by employee benefit and tax laws to make additional contributions of approximately $1.1 billion in 2006 and approximately $0.7 billion in 2007, assuming contributions are made prior to June 15 each year. These contribution estimates assume that new legislation extending the current rate relief, which expires after 2005, is passed. If the legislation is not passed, it is likely that Delphi’s 2007 minimum funding requirements, as set forth in employee benefit and tax laws, could increase by up to $0.4 billion.
      Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis decreased from 6.25% for 2003 to 5.75% for 2004. This 50 basis point decline in the discount rate increased the underfunded status of our U.S. pension plans by approximately $0.7 billion. The other postretirement benefits (“OPEB”) discount rate determined on that basis decreased from 6.25% for 2003 to 6.00% for 2004. This 25 basis point decline in the discount rate increased the underfunded status of our U.S. OPEB plans by approximately $0.3 billion. Finally, the Bush administration has proposed legislation that would potentially significantly accelerate the funding of pension obligations by certain U.S. corporations. Since such legislation has not been finalized we cannot currently quantify the impact, if any, the actual legislation may have on our U.S. pension funding obligations.
      For 2004, Delphi assumed a long-term asset rate of return of 9%. We will also utilize a 9% long-term asset rate of return assumption in 2005. In developing the 9% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. We also considered Delphi’s post-spin off and GM’s pre-spin off historical 15-year compounded return, which was in line with our long-term rate of return assumption. The 9% long-term asset return assumption for 2005 is based on an asset allocation assumption of 50%-75% with U.S. and international equity managers, 25%-40% with fixed income managers, and 0%-10% with other asset managers (primarily real estate). Delphi’s asset managers regularly review the actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. At December 31, 2004, our actual asset allocation was consistent with our asset allocation assumption.
      We base our determination of the asset return component of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of December 31, 2004, we had cumulative asset losses of approximately $0.1 billion, which remain to be recognized in the calculation of the market-related value of assets.
      The declining interest rate environment and varying asset returns versus expectations in 2000 through 2004 resulted in an accumulated actuarial loss of $3.9 billion at December 31, 2004. Of this amount, $0.1 billion represents the deferred market value of assets adjustment and is not considered when determining 2005 pension expense. An additional $1.3 billion of loss is excluded as it falls within our corridor (10% of pension benefit obligation or fair market value of assets, whichever is higher) in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, when determining 2005 pension expense. The remaining actuarial loss of $2.5 billion at December 31, 2004 is amortized over the remaining service life of our pension plan participants. Our expense related to amortization of actuarial losses in 2005 will be approximately $70 million higher than in 2004.

      Delphi’s U.S. pension expense was $549 million, $462 million and $293 million in 2004, 2003 and 2002, respectively. As required by generally accepted accounting principles, our pension expense for 2005 is determined at the end of 2004. Our 2005 pension expense is $580 million, excluding any special termination charges. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

Impact on pension
Change in assumption	expense		Impact on PBO

25 bp decrease in discount rate	+$	25 to 35 Million	+$	0.4 Billion
25 bp increase in discount rate	-$	25 to 35 Million	-$	0.4 Billion
25 bp decrease in long-term return on assets	+$	20 to 30 Million		—
25 bp increase in long-term return on assets	-$	20 to 30 Million		—
      Generally accepted accounting principles also require us to record a charge to stockholders’ equity when certain conditions are met. As of December 31, 2004, our after-tax charge to stockholders’ equity was $2,469 million, which is higher than last year’s charge to stockholders’ equity of $2,006 million primarily due to the decline in the discount rate.
      In addition, we maintain postretirement benefit plans other than pensions that are not funded. At December 31, 2004 and 2003, the amounts reflected in our consolidated balance sheet for OPEB obligations were $6.6 billion and $6.1 billion, respectively. At December 31, 2004 and 2003, the OPEB liabilities were $9.6 billion and $8.5 billion respectively. The variance between the liability and the amount reflected in our consolidated balance sheet consists primarily of accumulated actuarial losses that will be amortized over the remaining service life of our OPEB plan participants.
      These plans do not have minimum funding requirements, but rather are “pay as you go.” As we currently have 0.33 retirees for each active employee, the cash costs that we incur are lower than the actual expenses. During the 2004 OPEB plan year, we incurred approximately $226 million of cash costs including approximately $72 million of payments to GM for certain of our former employees that flowed back to GM and had actuarially been determined to retire and $792 million of expense in 2004 related to these plans.
      On December 8, 2003, President Bush signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the “Act”) into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The total impact of the Act on our OPEB liability was $0.5 billion and is being accounted for as an actuarial gain, in accordance with guidance from the Financial Accounting Standards Board (“FASB”). As a result, the gain will be amortized as a reduction of our periodic expense and balance sheet liability over the next ten to twelve years, depending on the terms of the individual plans. OPEB expense during the year ended December 31, 2004 increased by $91 million compared to 2003. Such increase includes the mitigating impact of the Act, which reduced expense by $64 million for the year ended December 31, 2004, including service cost, interest cost and amortization of the actuarial experience gain. Delphi provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and Delphi’s retirees pay a premium for this benefit that is less than the Part D premium. Therefore Delphi has concluded that these benefits are at least “actuarially equivalent” to the Part D program so that Delphi will be eligible for the basic Medicare Part D subsidy.
      On May 19, 2004, the FASB issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” providing additional guidance relating to the accounting for the effects of the Act enacted on December 8, 2003. Because our normal measurement date for our OPEB obligation is September 30 of each year, FSP 106-2 required a one-quarter lag from the remeasurement date (December 8, 2003) before applying the effects of the Act. In connection with our adoption of the provisions of FSP 106-2 in the third quarter of 2004 we retroactively reduced our net income for the three months ended March 31, 2004 by $7 million and increased our net income for the three months ended June 30, 2004 by $2 million. The adoption of

FSP 106-2 does not impact our net income for any period in 2003 nor has it impacted the $0.5 billion reduction to our actuarial liability. The restated financial statements reflect the impact of the adoption of FSP 106-2.
      Effective March 1, 2005 Delphi amended its health care benefits plan for salaried retirees. Under this plan amendment, effective January 1, 2007, the Company reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, the expected impact of this amendment will be a decrease in the OPEB liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment will begin in June 2005.
      The declining interest rate environment and changes in the health care trend and base claims assumptions through 2004 resulted in an accumulated actuarial loss of $3.0 billion at the 2004 measurement date. Of this amount, $1.1 billion of losses were generated this year with approximately $0.3 billion caused by the 25 basis point decline in the discount rate with the remainder primarily caused by changes in the health care base claims and trend assumptions. Of the accumulated loss, $1.0 billion of loss is excluded as it falls within our corridor (10% of accumulated postretirement benefit obligation) in accordance with SFAS No. 106 when determining 2005 OPEB expense. The remaining actuarial loss of $2.0 billion is amortized over the remaining service life of our OPEB plan participants. Our expense related to amortization of actuarial losses in 2005 will be approximately $85 million higher than in 2004.
      Delphi’s U.S. OPEB expense was $792 million, $701 million and $550 million in 2004, 2003 and 2002, respectively. As required by generally accepted accounting principles, our OPEB expense for 2005 is determined at the 2004 measurement date. Our 2005 OPEB expense is $874 million, including the impact of the salaried plan amendment and excluding any special termination charges. However, for purposes of analysis, the following table highlights the sensitivity of our OPEB obligations and expense to changes in assumptions:

	Impact on		Impact on
Change in assumption	OPEB expense		OPEB liability

25 bp decrease in discount rate	+$	25 to 35 Million	+$	0.3 Billion
25 bp increase in discount rate	-$	25 to 35 Million	-$	0.3 Billion

Note:	This analysis excludes any impact of the amendment to the Salaried OPEB plan.
      For analytical purposes only, the following table presents the impact that changes in our health care trend rate would have on our OPEB liability and OPEB service and interest cost (in millions):

	Impact on service	Impact on
% Change	& interest cost	OPEB liability

+1%	$130	$1,398
-1%	$(96)	$(1,151)

Note:	This analysis excludes any impact of the amendment to the Salaried OPEB plan.
Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by Staff of the Securities Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and disclosure of a number of transactions. The transactions include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlements between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. The financial information presented in this Annual Report reflects the corrections to Delphi’s originally issued financial statements resulting from the Audit Committee’s investigation. Contemporaneously with the filing of this Annual Report, Delphi has filed amended Quarterly Reports on Form 10-Q/ A for the quarters ended March 31, 2004 and June 30, 2004 that include restated financial statements. Delphi has also filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 that includes financial statements that differ from those included in Delphi’s Report on Form 8-K dated October 18, 2004. Delphi expects to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 on or before June 30, 2005 and thus to become current in its filings of periodic reports with the SEC.
      As previously disclosed in a Form 8-K filing on June 9, 2005, the results of the investigation also concluded that Delphi had inaccurately disclosed to credit ratings agencies, analysts and the Board of Directors the amount of sales of accounts receivable from 1999 until year-end 2004. Subsequent to that filing, we also determined that our disclosure of operating cash flow measured on a non-GAAP basis as set forth in our earnings releases for the first and second quarters of 2003 were inaccurate. Specifically, we overstated this measure of operating cash flow by $30 million in the first quarter of 2003 and understated the measure by the same amount in the second quarter of 2003. The Company has enhanced the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Liquidity and Capital Resources section of this Form 10-K to clarify the extent to which the Company uses factoring facilities as a source of liquidity.
      Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition.
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
      The second group of purported class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served six such lawsuits and is aware of eight additional lawsuits. The lawsuits have been filed in the U.S. District Court for the Eastern District of Michigan, the U.S. District Court for the Southern District of New York, and the U.S. District Court for the Southern District of Florida.
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
Environmental Matters
      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years and we do not expect such expenditures to be material in 2005. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.
      Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, we believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs and have included an estimate of our share of the potential costs plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds.
Recently Issued Accounting Pronouncements
     Inventory Costs
      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material effect on our financial statements.

     Share Based Payments
      In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued, and will be recognized over the periods that an employee provides service in exchange for the award. In addition, liability awards will be remeasured each reporting period. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) was initially effective for interim or annual periods beginning after June 15, 2005 with earlier adoption encouraged. In April 2005, the U.S. Securities and Exchange Commission delayed the effective date by requiring implementation beginning in the next fiscal year that begins after June 15, 2005. Delphi plans to adopt SFAS 123(R) as of January 1, 2006 using the modified prospective method. We are currently assessing the effects of SFAS 123(R), but have not yet determined the impact on the consolidated financial statements.
     Accounting for Conditional Asset Retirement Obligations
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 seeks to clarify the requirement to record liabilities stemming from a legal obligation to perform asset retirement activities on fixed assets when that retirement is conditioned on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the effects of this interpretation, but have not yet determined the impact on the consolidated financial statements.
     Accounting Changes and Error Corrections
      In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our financial statements.
Significant Accounting Policies and Critical Accounting Estimates
      Our significant accounting policies are more fully described in Note 1 Significant Accounting Policies to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
      We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

      The table below presents information about the nature and rationale for Delphi’s critical accounting estimates:

		Nature of Estimates	Assumptions/Approaches
Balance Sheet Caption	Critical Estimate Item	Required	Used	Key Factors

Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold. VMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact our exposure to these costs.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM sourcing • VM policy decisions regarding warranty claims

Accrued liabilities and other long-term liabilities	Postemployment benefits (FAS 112)	Estimates of future costs associated with excess employees, including length of time, location and ultimate resolution of status	We use our future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expenses.	• Employee decisions • Customer decisions • Discussions with unions

Pension and other postretirement benefits	Pension and other postretirement benefits	In calculating our obligation and expense, we are required to select certain actuarial assumptions, as more fully described in Note 12 Pension and Other Postretirement Benefits to our consolidated financial statements. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs.	Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers.	• Discount rates
• Asset return assumptions
• Actuarial assumptions (such as retirement age and mortality)
• Health care inflation rates
• See “Outlook — U.S. Pension Plans and Other Postretirement Benefits” above for additional details

		Nature of Estimates	Assumptions/Approaches
Balance Sheet Caption	Critical Estimate Item	Required	Used	Key Factors

Property, plant and equipment, goodwill and other long-term assets	Valuation of long- lived assets and investments	We are required to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions • Product Pricing • Manufacturing and material cost estimates

Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity
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
Forward-Looking Statements
      All statements contained or incorporated in this report, to the extent they are not limited to historical fact, which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, cash flow or earnings expectations, savings expected as a result of our global restructurings or other initiatives, portfolio restructuring plans, volume growth, share of sales, awarded sales contracts and customer diversification or statements expressing general optimism about future operating results) are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor protection provided by this Act. These statements are made on the basis of management’s current views and assumptions with respect to future events; as a result, there can be no assurance that management’s expectations will necessarily come to pass. Delphi does not intend or assume any obligation to update any of these forward-looking statements. Principal important factors, risks and uncertainties, which may cause actual results to differ from those expressed in such forward-looking statements, include, but are not limited to:

•	Our ability to generate cost savings and operational improvements in the future and to adapt our cost structure, particularly at our legacy sites, sufficient to adjust for significant changes in vehicle production rates or to offset contractually or competitively required price reductions, price reductions necessary to win additional business and increases in raw material or labor costs, including increased funding requirements for pensions or healthcare costs.

•	Our ability to execute our portfolio and other global restructuring and consolidation plans in a manner which satisfactorily addresses any resultant labor issues, antitrust, customer concerns, and other matters, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and to achieve the benefits relating to reduced structural costs and improved earnings power that we expect from these plans.

•	Significant downturns in the vehicle production rate in North America, in particular the United States, Europe or other markets in which we operate and the cyclical nature of the automotive industry.

•	Our ability to generate sufficient excess cash flow to meet increased pension and OPEB funding obligations, whether because of market volatility which adversely impacts our asset return expectations, the declining interest rate environment or otherwise.

•	Our ability to maintain financial flexibility to make payments for pensions and other postretirement employee benefits, to implement capital expenditures and to maintain research and development spending, all at the levels and times planned by management.

•	Our continued ability to diversify our customer base.

•	Our continued dependence on GM as our largest customer and our ability to retain GM business, by continuing to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.

•	Changes in the operations, financial condition, results of operations, market share or product offerings and pricing strategies of our customers, including our largest customer, GM, or significant business partners, whether those result from an inability of our customers to sufficiently and promptly respond to changing consumer preferences, or otherwise.

•	Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold.

•	Changes in the payment terms our suppliers are willing to accept, which if substantially different than our current payment terms, could result in us needing to increase our short-term borrowings resulting in higher financing costs, including drawing on our available revolving credit facility.

•	Costs relating to legal and administrative proceedings such as the ongoing SEC and Department of Justice investigation and any related private securities litigation as well as environmental, commercial, product liability and intellectual property related matters, including adverse judgments against Delphi if we fail to prevail in reversing such judgments, or associated with product recalls or warranty or adoption of new or updated accounting policies and practices.

•	Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise.

•	Potential increases in our warranty costs, including increases due to any assertions by our customers that seek to hold suppliers responsible for warranty claims.

•	Our ability to respond to changes in technology and technological risks, to protect our patents and other intellectual property rights and to develop our intellectual property into commercially viable products.

•	The impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

•	Our ability to adapt our product offerings to meet changing consumer preferences and vehicle manufacturer supply requirements on a timely, cost effective basis, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace including increased gasoline prices or consumer desire for and availability of vehicles using alternative fuels.

•	Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

•	Changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific).

•	Currency exchange rate fluctuations in the markets in which we operate.

•	Other factors, risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      We are exposed to market risks from changes in currency exchange rates and certain commodity prices. In order to manage these risks, we operate a centralized hedging program that consists of entering into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in currency exchange rates and commodity prices.
      A discussion of our accounting policies for derivative instruments is included in Note 1 Significant Accounting Policies to our consolidated financial statements and further disclosure is provided in Note 18 Fair Value of Financial Instruments, Derivatives and Hedging Activities to those consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.
Currency Exchange Rate Risk
      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. Currently our most significant currency exposures relate to the Euro, Polish zloty, Chinese yuan (renminbi), British pound, Hungarian forint, Mexican peso, and Slovakian Koruna. As of December 31, 2004 and 2003, the net fair value asset of all financial instruments with exposure to currency risk was approximately $309 million and $399 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $48 million at December 31, 2004 and $68 million at December 31, 2003. The potential gain in fair value for such financial instruments from a hypothetical 10% favorable change in quoted currency exchange rates would be approximately $65 million at December 31, 2004 and $73 million at December 31, 2003. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk
      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was an asset of approximately $14 million and $32 million at December 31, 2004 and December 31, 2003, respectively. If the price of the commodities that are being hedged by our commodity swaps and options contracts changed adversely by 10%, the December 31, 2004 fair value assets of our commodity swaps and options contracts would decrease by $15 million to a liability of $1 million, and the December 31, 2003 fair value asset would decrease $15 million to $10 million. If the price of the commodities that are being protected by our commodity swaps and options contracts changed favorably by 10%, the December 31, 2004 fair value of our commodity swaps and options contracts would increase by $15 million and the December 31, 2003 fair value would increase by $15 million. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps and options contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
      A portion of our borrowings from third party credit sources is comprised of $2.4 billion in fixed rate term debt and junior subordinated notes underlying our trust preferred securities. We also issue commercial paper and factor accounts receivable in the U.S., Europe, and Asia. Our outstanding commercial paper balance was $0.1 billion at December 31, 2003 and increased to $0.3 billion at December 31, 2004. The maturities on commercial paper have been short-term with the majority maturing within one month. Due to our current credit ratings, Delphi currently does not have access to the commercial paper market. In addition, factoring program fees are based upon an interest rate component. However, given our reliance on fixed rate borrowings to fund long-term requirements, as discussed more fully in the Liquidity and Capital Structure section of MD&A and Notes 10 Debt and 11 Junior Subordinated Notes Due to Delphi Trust I and II to the consolidated financial statements, we believe our interest rate risk exposure is limited, and accordingly we do not have any outstanding derivative instruments to manage interest rate risk as of December 31, 2004. As our fixed rate term debt and junior subordinated notes underlying our trust preferred securities begin to mature in 2006, we may experience higher interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for Delphi Corporation. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the framework described in “Internal Control — Integrated Framework,” issued by the Commission of Sponsoring Organizations of the Treadway Commission. During the performance of this assessment, in July 2004, the Securities and Exchange Commission (“SEC”) commenced an investigation regarding transactions between the Company and one of its information technology service providers, Electronic Data Systems Corporation. As a result of the SEC investigation, the Company’s Audit Committee of the Board of Directors initiated an internal review and later found, and reported to the SEC, additional transactions that were not properly accounted for in accordance with GAAP. The results of the internal review were considered as part of management’s assessment of its internal control over financial reporting as of December 31, 2004. Item 9A. Controls and Procedures contains additional information related to the results of the internal review.
      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the following identified material weaknesses:

•	Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP at the divisional level, and insufficient personnel at the Company’s headquarters to provide effective oversight and review of financial transactions;

•	Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization;

•	Ineffective or inadequate controls over the administration and related accounting for contracts; and

•	Ineffective “tone” within the organization related to the discouragement, prevention or detection of management override, as well as inadequate emphasis on thorough and proper analysis of accounts and financial transactions;
      These control deficiencies contributed to the need to restate the Company’s financial statements. As further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement and Conclusion of Audit Committee Internal Investigation, the impact of the restatement on the financial statements as of December 31, 2004 was to reduce the originally reported beginning retained earnings balance by $243 million, in addition to other adjustments identified and recorded during the course of preparing financial statements. Accordingly, management determined that these control deficiencies represent material weaknesses. Because of the existence of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the “Internal Control — Integrated Framework”.
      Management’s assessment of the effectiveness of Delphi Corporation’s internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of Delphi Corporation’s internal control over financial reporting as of December 31, 2004). Additionally, Deloitte & Touche LLP expressed an unqualified opinion on the Company’s 2004 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Delphi Corporation:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 8, that Delphi Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (“GAAP”) at the divisional level, and insufficient personnel at the Company’s headquarters to provide effective oversight and review of financial transactions;

•	Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization;

•	Ineffective or inadequate controls over the administration and related accounting for contracts; and

•	Ineffective “tone” within the organization related to the discouragement, prevention or detection of management override, as well as inadequate emphasis on thorough and proper analysis of accounts and financial transactions.
      These deficiencies resulted in the restatement of the Company’s financial statements for the years ended 2002 and 2003, and for the quarters within the years ended December 31, 2003 and 2004 and in the recording of adjustments that had a material effect on the annual 2004 financial statements. Each of these deficiencies was considered to be a material weakness based on both the pervasive effect that the deficiency had or could have had on the accounts within the Company’s financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated June 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Delphi Corporation:
      We have audited the accompanying consolidated balance sheets of Delphi Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the financial statements, the accompanying 2003 and 2002 consolidated financial statements have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the effect of material weaknesses.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
June 30, 2005

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

		(As Restated	(As Restated
		See Note 2)	See Note 2)
	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$15,417	$17,029	$18,094
Other customers	13,205	11,048	9,547

Total net sales	28,622	28,077	27,641

Operating expenses:
Cost of sales, excluding items listed below	25,797	24,876	24,307
Selling, general and administrative	1,599	1,596	1,469
Depreciation and amortization	1,516	1,120	1,002
Employee and product line charges	192	396	225

Total operating expenses	29,104	27,988	27,003

Operating (loss) income	(482)	89	638
Interest expense	(232)	(211)	(210)
Other income (expense), net	(8)	6	9

(Loss) income before income taxes, minority interest, and equity income	(722)	(116)	437
Income tax (expense) benefit	(4,078)	69	(132)
Minority interest, net of tax	(39)	(45)	(32)
Equity income	86	82	45

Net (loss) income	$(4,753)	$(10)	$318

(Loss) earnings per share
Basic and diluted	$(8.47)	$(0.02)	$0.57

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

		(As Restated
		See Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$964	$893
Accounts receivable, net:
General Motors and affiliates	2,182	2,327
Other customers	1,476	1,501
Retained interest in receivables, net	726	717
Inventories, net:
Productive material, work-in-process and supplies	1,413	1,318
Finished goods	545	478
Deferred income taxes	39	367
Prepaid expenses and other	354	269

Total current assets	7,699	7,870
Long-term assets:
Property, net	5,946	6,399
Deferred income taxes	130	3,961
Goodwill	798	773
Other intangible assets	80	81
Pension intangible assets	1,044	1,167
Other	896	815

Total assets	$16,593	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$507	$892
Accounts payable	3,504	3,133
Accrued liabilities	2,694	2,684

Total current liabilities	6,705	6,709
Long-term liabilities:
Long-term debt	2,061	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,523	3,577
Postretirement benefits other than pensions	6,297	5,697
Other	936	905

Total liabilities	19,934	19,452

Commitments and contingencies (Note 13)
Minority interest	198	168

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,661	2,660
(Accumulated deficit) retained earnings	(3,913)	997
Minimum pension liability	(2,469)	(2,006)
Accumulated other comprehensive income (loss), excluding minimum pension liability	237	(136)
Treasury stock, at cost (3.8 million and 4.7 million shares in 2004 and 2003, respectively)	(61)	(75)

Total stockholders’ (deficit) equity	(3,539)	1,446

Total liabilities and stockholders’ equity (deficit)	$16,593	$21,066

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

		(As Restated	(As Restated
		See Note 2)	See Note 2)
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(4,753)	$(10)	$318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,516	1,120	1,002
Deferred income taxes	4,259	(171)	11
Employee and product line charges	192	396	225
Equity income	(86)	(82)	(45)
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	91	(452)	513
Inventories, net	(142)	87	(119)
Prepaid expenses and other	(151)	(197)	(74)
Accounts payable	367	165	131
Employee and product line charge obligations	(296)	(156)	(318)
Accrued and other long-term liabilities	408	78	348
Other	120	92	21

Net cash provided by operating activities	1,525	870	2,013

Cash flows from investing activities:
Capital expenditures	(967)	(1,088)	(1,155)
Proceeds from sale of property	53	42	68
Cost of acquisitions, net of cash acquired	(61)	(39)	—
Other	157	25	20

Net cash used in investing activities	(818)	(1,060)	(1,067)

Cash flows from financing activities:
Net repayments of borrowings under credit facilities and other debt	(7)	(707)	(436)
Repayment of debt securities	(500)	—	—
Net proceeds from issuance of debt securities	—	492	—
Net proceeds from junior subordinated notes due to Delphi Trust I and II	—	402	—
Dividend payments	(157)	(157)	(157)
Purchases of treasury stock	—	—	(38)
Issuance of treasury stock	2	1	12
Other	(23)	(27)	(11)

Net cash (used in) provided by financing activities	(685)	4	(630)

Effect of exchange rate fluctuations on cash and cash equivalents	49	51	(44)

Increase (decrease) in cash and cash equivalents	71	(135)	272
Cash and cash equivalents at beginning of year	893	1,028	756

Cash and cash equivalents at end of year	$964	$893	$1,028

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other
					Comprehensive
					Loss

	Common Stock		Additional		Minimum			Total
			Paid-in	Retained Earnings	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Liability	Other	Stock	Equity (Deficit)

	(in millions)
Balance at December 31, 2001 (As restated, see Note 2)	565	$6	$2,641	$1,003	$(707)	$(586)	$(90)	$2,267
Net income (As restated, see Note 2)	—	—	—	318	—	—	—	318
Currency translation adjustments and other, net of tax (As restated, see Note 2)	—	—	—	—	—	108	—	108
Net change in unrecognized gain on derivative instruments, net of tax (As restated, see Note 2)	—	—	—	—	—	(10)	—	(10)
Minimum pension liability adjustment, net of tax	—	—	—	—	(1,268)	—	—	(1,268)

Total comprehensive loss (As restated, see Note 2)								(852)
Shares issued for employee benefit plans, net	—	—	(5)	—	—	—	17	12
Shares repurchased for employee benefit plans	—	—	—	—	—	—	(38)	(38)
Dividends	—	—	—	(157)	—	—	—	(157)

Balance at December 31, 2002 (As restated, see Note 2)	565	6	2,636	1,164	(1,975)	(488)	(111)	1,232
Net loss (As restated, see Note 2)	—	—	—	(10)	—	—	—	(10)
Currency translation adjustments and other, net of tax (As restated, see Note 2)	—	—	—	—	—	307	—	307
Net change in unrecognized gain on derivative instruments, net of tax (As restated, see Note 2)	—	—	—	—	—	45	—	45
Minimum pension liability adjustment, net of tax (As restated, see Note 2)	—	—	—	—	(31)	—	—	(31)

Total comprehensive income (As restated, see Note 2)								311
Shares issued for employee benefit plans, net	—	—	24	—	—	—	36	60
Dividends	—	—	—	(157)	—	—	—	(157)

Balance at December 31, 2003 (As restated, see Note 2)	565	6	2,660	997	(2,006)	(136)	(75)	1,446
Net loss	—	—	—	(4,753)	—	—	—	(4,753)
Currency translation adjustments and other(a)	—	—	—	—	—	335	—	335
Net change in unrecognized gain on derivative instruments(a)	—	—	—	—	—	38	—	38
Minimum pension liability adjustment(a)	—	—	—	—	(463)	—	—	(463)

Total comprehensive loss								(4,843)
Shares issued for employee benefit plans, net	—	—	1	—	—	—	14	15
Dividends	—	—	—	(157)	—	—	—	(157)

Balance at December 31, 2004	565	$6	$2,661	$(3,913)	$(2,469)	$237	$(61)	$(3,539)

(a)	These amounts are not presented net of tax due to the existence of a valuation allowance in net U.S. deferred tax asset that was established in 2004.
See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES
      Nature of Operations — Delphi Corporation (“Delphi” or the “Company”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules. Our most significant customer is General Motors Corporation (“GM”) and North America and Europe are our main markets, but we are continuing to diversify our customer base and our geographic markets.
      Consolidation — The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries that are majority-owned and variable interest entities of which the Company has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. All significant intercompany transactions and balances between the Delphi businesses have been eliminated.
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
      Revenue Recognition — Delphi’s revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. From time to time, we may enter into pricing agreements with our customers that provide for price reductions that are conditional upon achieving certain joint cost saving targets. During 2002, we entered into one such agreement and in connection with this agreement, we recognized revenue reflecting the full price reduction until the status of the joint saving efforts were finalized. Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time we make payments to customers in conjunction with ongoing and future business. We recognize these payments to customers as a reduction to revenue at the time we commit to make these payment.
      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $2.1 billion for the year ended December 31, 2004, $2.0 billion for the year ended December 31, 2003, and $1.9 billion for the year ended December 31, 2002.
      Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.
      Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. We also have securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At December 31, 2004 and 2003, we have available-for-sale securities with a cost basis of $22 million and $22 million, respectively, and a carrying value of $38 million and $27 million, respectively. In the event that our debt or equity securities experience an other than temporary impairment, such impairment is recognized as a loss in the Statement of Operations.

      Accounts Receivable — In addition to the asset securitization programs discussed in Note 5 Asset Securitizations, from time to time we enter into agreements to sell our accounts receivable. These transactions result in a reduction in our accounts receivable. The allowance for doubtful accounts, which is established based upon analysis of trade receivables that are past their contractual due date, was $91 million and $92 million as of December 31, 2004 and 2003, respectively.
      Retained Interest In Receivables — Under Delphi’s United States (“U.S.”) revolving accounts receivable securitization program, the Company sells a portion of its U.S. and Canadian trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (the “Conduits”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the retained interest, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. The allowance for doubtful accounts applicable to the retained interest is allocated to DR from Delphi’s allowance reserve based on the percentage of receivables sold to DR. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary.
      Inventories — Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Prior to 2003, our inventories in the U.S. were valued substantially using the last-in, first-out (“LIFO”) method. During 2003, we changed our method of costing our inventories in the U.S. from the LIFO method to the FIFO method. In accordance with accounting principles generally accepted in the United States of America, prior periods have been adjusted to give retroactive effect to the change. The effect of the change did not have a significant impact on results for 2003 or 2002. Our inventory balances as of December 31, 2004 and 2003 are presented net of valuation allowances, primarily for excess and obsolete material, of $126 million and $136 million, respectively.
      From time to time, we may receive payments from suppliers. We recognize these payments from suppliers as a reduction of the cost of the material acquired during the period to which the payments relate.
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
      Special Tools — Special tools balances represent tools, dies, jigs and other items used in the manufacture of customer components. These amounts, which are included within property in the consolidated balance sheet, include Delphi-owned tools and costs incurred on customer-owned special tools which are subject to reimbursement, pursuant to the terms of a customer contract. Delphi-owned special tools balances are amortized over the special tool’s expected life or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.
      Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.
      Intangible Assets — We have approximately $80 million of intangible assets, other than goodwill. These intangible assets are being amortized over their useful lives, generally 3-17 years.
      Environmental Liabilities — We recognize environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. For closed or closing plants owned by Delphi and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.
      Warranty — We recognize expected warranty costs for products sold principally at the time of sale of the product based on management estimates of the amount that will eventually be required to settle such obligations. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.
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
      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated Statements of Operations of foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for foreign subsidiaries is generally reported other comprehensive income. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased net loss by $32 million in 2004, decreased net loss by $43 million in 2003, and increased net income by $33 million in 2002.
      Stock-Based Compensation — Delphi’s stock-based compensation programs include stock options, restricted stock, and stock appreciation rights (SARs). As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, Delphi has followed the nominal vesting period approach for awards issued with retirement eligible provisions, and will continue to follow this approach for existing awards and new awards issued prior to the adoption of SFAS No. 123(R) in January 2006. Following the adoption of SFAS No. 123(R), Delphi will recognize compensation cost based on the grant-date fair value of the equity or liability instruments issued, with expense recognized over the periods that an employee provides service in exchange for the award. We are currently assessing the effects of SFAS 123(R), but have not yet determined the impact on the consolidated financial statements.
      Stock options granted during 2004, 2003 and 2002 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Compensation expense for the restricted stock is recognized over the vesting period. Compensation expense for SARs is recognized when the current stock price is greater than the SARs’ exercise price.
      If we accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Year Ended December 31,

	2004	2003	2002

	(in millions, except per
	share amounts)
Net (loss) income, as reported	$(4,753)	$(10)	$318
Add: Stock-based compensation expense recognized, net of related tax effects	11	8	12
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23)	(25)	(55)

Pro forma net (loss) income	$(4,765)	$(27)	$275

(Loss) earnings per share:
Basic — as reported	$(8.47)	$(0.02)	$0.57

Diluted — as reported	$(8.47)	$(0.02)	$0.57

Basic and Diluted– pro forma	$(8.49)	$(0.05)	$0.49

      The weighted average fair value of stock options granted was $3.02, $2.27, and $4.31 during 2004, 2003 and 2002, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Expected volatility	37.4%	38.6%	37.9%
Risk-free interest rate	4.1%	2.7%	3.9%
Expected life (years)	5.0	5.0	5.0
Dividend yield	2.8%	3.5%	2.3%
      Derivative Financial Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria.
      Delphi manages its exposure to fluctuations in currency exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts, options and swaps with various counterparties. Such financial exposures are managed in accordance with Delphi’s corporate policies and procedures. Delphi does not enter into derivative transactions for speculative or trading purposes.

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
      Foreign exchange forward and option contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as effective. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2004 and 2003, our exposure to movements in interest rates was not significant, and Delphi had no amounts outstanding under derivative instruments to manage interest rate risk or minimize interest expense.
      Common Stock and Preferred Stock — We currently have one class of common stock outstanding. There are 1,350 million shares of common stock authorized, of which 561,210,311 are outstanding (565,025,907 shares issued less 3,815,596 shares held as treasury stock) at December 31, 2004. Holders of our common stock are entitled to one vote per share with respect to each matter presented to our shareholders on which the holders of common stock are entitled to vote. We paid dividends of $0.28 per share in 2004, 2003, and 2002. There are no cumulative voting rights. Our Board of Directors is also empowered to cause to be issued, in one or more series, preferred stock. The specific terms including the designation of shares, number of shares and dividend features of the preferred stock would be determined at issuance. As of December 31, 2004, we have not issued any preferred stock.
      Earnings Per Share — The basic earnings per share amounts were computed using weighted average shares outstanding for each respective year. Diluted earnings per share amounts also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the years presented, unless the inclusion would have an antidilutive effect.
      Weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Weighted average shares outstanding	560,905	560,114	559,589
Effect of dilutive securities	—	—	2,842

Diluted shares outstanding	560,905	560,114	562,431

      Securities excluded from the computation of diluted earnings per share were approximately 91 million, 87 million, and 62 million anti-dilutive securities for the years ended 2004, 2003 and 2002, respectively.
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
      Subsequent to the issuance of Delphi’s consolidated financial statements for the years ended December 31, 2003 and 2002, and following an internal investigation conducted by the Audit Committee of its Board of Directors, Delphi management determined that its originally issued financial statements for those periods required restatement to correct the accounting for a number of transactions recorded in prior years. Such transactions included (i) rebates, credits and other lump sum payments from suppliers; (ii) disposition of indirect material and other inventories; (iii) warranty settlements with Delphi’s former parent company; and (iv) certain other transactions. The effects of the restatement adjustments on Delphi’s originally reported financial position, results of operations and cash flows as of and for the year ended December 31, 2003 and 2002, and on its originally reported retained earnings at December 31, 2001, are summarized below.

	Income (loss)
	Year Ended
	December 31
			Retained Earnings at
	2003	2002	December 31, 2001

As originally reported	$(56)	$342	$1,268
Adjustments for:
Information technology service provider rebates(a)	13	13	(58)
Non-IT supplier rebates(a)	(5)	2	(28)
Deferred expense recognition for IT services(b)	20	(22)	—
Indirect material dispositions(c)	45	—	(50)
Warranty settlements with former parent company(d)	28	(20)	(225)
Period-end accruals and other out of period items(e)	(34)	(14)	(29)
Other(f)	—	(18)	(41)

Total	67	(59)	(431)
Related tax effects	(21)	35	166

Total adjustments, net of tax	46	(24)	(265)

As restated	$(10)	$318	$1,003

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

(d)	Warranty settlements with former parent company

In 2000 and 2001 Delphi improperly accounted for cash payments of $202 million to, and credits of $30 million received from, its former parent company in settlement of warranty obligations between the two companies. The cash payments should have been recorded as additional warranty expense rather than as a reduction of Delphi’s pension benefit obligations. The credits should have been recognized as a reduction to warranty obligations when utilized. The income impact of the warranty settlement adjustments is partially offset by the reversal of pension expense recognized in conjunction with the original accounting treatment. In addition, Delphi should have recognized a $10 million warranty obligation to its former parent in the first quarter of 2003.

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

Represents adjustments recorded to correct other miscellaneous items identified in the restatement, none of which are individually significant. Amounts include balance sheet reclassifications required to give effect to restatement adjustments, including the reclassification of tax-related liabilities from long-term to current of approximately $407 million.

      The following is a summary of the impact of the restatement on the originally issued consolidated statement of operations, consolidated balance sheets and consolidated statement of cash flows included in this filing.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	As Originally		As Originally
	Reported	Restated	Reported	Restated

	(in millions, except per		(in millions, except per
	share amounts)		share amounts)
Net sales:
General Motors and affiliates	$17,028	$17,029	$17,862	$18,094
Other customers	11,068	11,048	9,565	9,547

Total net sales	28,096	28,077	27,427	27,641

Operating expenses:
Cost of sales, excluding items listed below	24,980	24,876	24,016	24,307
Selling, general and administrative	1,588	1,596	1,510	1,469
Depreciation and amortization	1,110	1,120	988	1,002
Employee and product line charges	396	396	225	225

Total operating expenses	28,074	27,988	26,739	27,003

Operating income	22	89	688	638
Interest expense	(198)	(211)	(191)	(210)
Other income (expense), net	(3)	6	3	9

(Loss) income before income taxes, minority interest, and equity income	(179)	(116)	500	437
Income tax benefit (expense)	81	69	(190)	(132)
Minority interest, net of tax	(44)	(45)	(32)	(32)
Equity Income	86	82	64	45

Net (loss) income	$(56)	$(10)	$342	$318

(Loss) earnings per share
Basic and diluted	$(0.10)	$(0.02)	$0.61	$0.57

CONSOLIDATED BALANCE SHEET

	December 31, 2003

	As Originally
	Reported	Restated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$880	$893
Accounts receivable, net:
General Motors and affiliates	2,326	2,327
Other customers	1,438	1,501
Retained interest in receivables, net	717	717
Inventories, net:
Productive material, work-in-process and supplies	1,518	1,318
Finished goods	478	478
Deferred income taxes	420	367
Prepaid expenses and other	269	269

Total current assets	8,046	7,870
Long-term assets:
Property, net	6,167	6,399
Deferred income taxes	3,835	3,961
Goodwill	776	773
Other intangible assets	79	81
Pension intangible assets	1,167	1,167
Other	834	815

Total assets	$20,904	$21,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$801	$892
Accounts payable	3,158	3,133
Accrued liabilities	2,232	2,684

Total current liabilities	6,191	6,709
Long-term liabilities:
Long-term debt	2,022	2,152
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,574	3,577
Postretirement benefits other than pensions	5,697	5,697
Other	1,271	905

Total liabilities	19,167	19,452

Minority interest	167	168

Stockholders’ equity:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2004 and 2003	6	6
Additional paid-in capital	2,667	2,660
Retained earnings	1,241	997
Minimum pension liability	(2,118)	(2,006)
Accumulated other comprehensive loss, excluding minimum pension liability	(151)	(136)
Treasury stock, at cost (4.7 million shares in 2004 and 2003)	(75)	(75)

Total stockholders’ equity	1,570	1,446

Total liabilities and stockholders’ equity	$20,904	$21,066

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	As Originally		As Originally
	Reported	Restated	Reported	Restated

	(in millions)		(in millions)
Cash and cash equivalents at beginning of period	$1,014	$1,028	$757	$756
Cash flows provided by (used in) operating activities	737	870	2,073	2,013
Cash flows used in investing activities	(1,017)	(1,060)	(981)	(1,067)
Cash flows provided by (used in) financing activities	95	4	(791)	(630)
Effect of exchange rate changes in cash	51	51	(44)	(44)

Net (decrease) increase in cash and cash equivalents	(134)	(135)	257	272

Cash and cash equivalents at end of period	$880	$893	$1,014	$1,028

      Also, as discussed in Note 20 Quarterly Data (Unaudited), Delphi’s originally reported quarterly financial information for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and for the four quarters in the year ended December 31, 2003 have been restated to give effect to the restatement adjustments.
      Refer to Note 20 Quarterly Data (Unaudited) for a summary of the impact of the restatement on the 2004 and 2003 quarterly information. In addition, certain amounts in the notes to the consolidated financial statements have been restated to reflect the restatement adjustments described above.

3.	EMPLOYEE AND PRODUCT LINE CHARGES
      2004 and 2003 Charges
      In the fourth quarter of 2004, Delphi recorded charges totaling $456 million pre-tax primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in the $456 million total are asset impairment charges of $363 million ($326 million of which is included in depreciation and amortization expense), $81 million of postemployment obligations and $14 million of other exit costs, reduced by $2 million reversal of the employee and product line charges taken in Q3 2003. The asset impairment and employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at the impaired sites, combined with the budget business plan outlook for such sites and product lines. Management determined the asset impairment charges by comparing the estimated future cash flows against carrying values of plant and product line assets. Where the carrying value exceeded the future cash flows, an impairment charge is being recognized for the amount that the carrying value exceeds the discounted future cash flows. The $81 million of postemployment benefit liability represents estimated costs for inactive employees, primarily at U.S. sites being consolidated throughout the duration of their contractual employment. These charges will result in future cash expenditures of $81 million, principally in the Automotive Holdings Group (AHG) sector.
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. In the third quarter of 2004, we anticipated more than 1,000 additional U.S. hourly employees would leave Delphi bringing our total attrition to more than 6,000. We achieved our planned reduction in our U.S. salaried and non-U.S. hourly workforce. With respect to our U.S. hourly workforce reductions, we achieved approximately 6,175 reductions in comparison to our plan of more than 6,000 employees. A substantial portion of this reduction was achieved in the first half of 2004 due in part to the completion of the new hourly labor contracts negotiated at the end of 2003. During the second half of 2004, we experienced much lower attrition rates among our U.S. hourly workforce as compared to the first half of the year. Our plans entailed reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees were permitted to return to GM (“flowback”).
      As required under generally accepted accounting principles, we record the costs associated with flowbacks as the employees accept the offer to exit Delphi. We incurred total charges related to these initiatives of approximately $746 million (pre-tax) through December 31, 2004, of which $185 million ($86 million in cost of sales and $99 million in employee and product line charges) were recorded during 2004, and $561 million was recorded in 2003. The charges to cost of sales include costs for employees who are idled prior to separation. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were substantially completed during the first quarter of 2004. During 2004, approximately 4,575 U.S. hourly employees flowed back to GM, retired, or separated through other means.
      Following is a summary of the activity in the 2003 and 2004 employee and product line charges (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

2003 charges	$381	$15	$396
Usage during 2003	(135)	(3)	(138	)(a)
Transfer to long-term liabilities	—	(7)	(7)

Balance at December 31, 2003	$246	$5	$251

Charges during 2004	180	14	194
Usage during 2004	(302)	(1)	(303	)(b)
Less: reversal of 2003 charges	—	(2)	(2)

Balance at December 31, 2004	$124	$16	$140	(c)

(a)	The total cash paid in 2003 was $156 million, as shown on our consolidated statement of cash flows. Of this amount, $132 million was paid in 2003 related to the 2003 charges and $24 million was paid in the first quarter of 2003 related to the 2002 charges discussed below. The $138 million of usage in 2003 includes $6 million of non-cash special termination pension and postretirement benefits. In addition, we paid $44 million associated with the 2003 charges that was recorded in cost of sales. The total cash paid for 2003 was $200 million.

(b)	The total cash paid for 2004 was $296 million, as shown on our consolidated statement of cash flows. Our total usage was $303 million with $7 million of non-cash special termination pension and postretirement benefits for the year ended December 31, 2004. In addition, we paid $94 million associated with the 2003 charges for the year ended December 31, 2004 that was recorded in cost of sales. The total cash paid for 2004 was $390 million.

(c)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      2002 Charges
      In the first quarter of 2002, Delphi approved restructuring plans to eliminate approximately 6,100 positions from our global workforce, which included 3,100 U.S. employees and 3,000 employees in non-U.S. locations, downsize more than 25 selected facilities in the U.S. and Europe, and exit certain other activities by the end of the first quarter of 2003. The restructuring charge totaled $231 million with $222 million of employee costs (including postemployment benefits and special termination pension benefits) and $9 million in other exit costs (lease and contract cancellation fees). This charge, when netted against a $6 million reversal for the 2001 restructuring reserve, resulted in a net restructuring charge of $225 million in the first quarter of 2002. The restructuring actions were completed as planned in the first quarter of 2003. Total cash paid for restructuring was $200 million, with $191 million for employee costs and $9 million for other exit costs. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs.
      Following is a summary of our actions related to our 2002 restructuring charge (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

First quarter 2002 restructuring charge	$222	$9	$231
Usage in 2002	(205)	(2)	(207)

Balance at December 31, 2002	$17	$7	$24
Usage in first quarter 2003	(17)	(7)	(24	)(a)

Balance at March 31, 2003	$—	$—	$—

(a)	The total cash paid in 2003 was $156 million, as shown on our consolidated statement of cash flows. Of this amount, $132 million was paid in 2003 related to the 2003 charges discussed above and $24 million was paid in the first quarter related to the 2002 charges.
      2001 Charges Recorded in 2002
      In the first quarter of 2002, we recorded an additional loss of $37 million related to the 2001 restructuring, reflecting additional anticipated employee-related payments, due to changes in the proposed disposition at that time. In July 2002, we determined that we would not complete the transaction and began a process to wind down the generator product line. However, due to the change from our original plan to sell this product line, in the second quarter of 2002, we reclassified the generator product line as held for use from held for sale. No additional adjustments were required as the result of the reclassification. The $37 million for contractually required payments (principally employee related) was recorded in cost of sales during the first quarter of 2002.

4.	ACQUISITIONS AND DIVESTITURES
      On December 7, 2004, Delphi Medical Systems, a subsidiary of Delphi, acquired Peak Industries, Inc. (“Peak”), for approximately $44 million, net of cash acquired. Approximately $30 million of the purchase price has been identified as goodwill and other intangible assets. Peak is a Colorado-based contract manufacturer of medical devices. This strategic acquisition provides Delphi Medical Systems access to new customers in its target markets of dialysis, infusion, patient monitoring, and respiratory devices, thus contributing significantly to Delphi’s strategy of customer diversification with key new customers. The addition of this operation will complement Delphi Medical Systems’ existing capabilities by enhancing its medical device manufacturing compliance expertise. In addition, employees from this new company are trained and experienced in manufacturing for the medical device industry and have broad expertise manufacturing complex, state-of-the-art commercial and medical devices under the highest quality standards, and compliant with Food and Drug Administration and ISO-13485 standards.
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
      The purchase prices and related allocations for Peak and Dynamit Nobel AIS are preliminary and may be revised as additional information is obtained.
      In November 2003, Delphi acquired Grundig Car InterMedia System GmbH (“Grundig”), a wholly-owned subsidiary of Grundig AG, for approximately $39 million, net of cash acquired. Grundig is a full-line producer of vehicle audio systems, telematics devices and other vehicle entertainment products primarily for the European automotive original equipment and aftermarket segments. With this acquisition,

Delphi will significantly boost its European electronic sales, strengthen customer relationships and achieve synergy savings through integration.
      The acquisitions have been accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. The pro forma effects of these acquisitions would not be materially different from reported results.

5.	ASSET SECURITIZATIONS
      U.S. Program
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). Under this U.S. Facility Program, we sell a portion of our U.S. originated trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR may then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically finance the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks are obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). When DR sells an undivided interest to the Conduits, DR retains the remaining undivided interest. The value of the undivided interest sold to the Conduits is excluded from our consolidated balance sheet thereby reducing our accounts receivable. The value of the retained interest in receivables held by DR, which may include eligible undivided interests that we elect not to sell, is shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable. As of December 31, 2004 and 2003, the retained interest in receivables was $726 million and $717 million, respectively. We assess the recoverability of the retained interest on a quarterly basis and adjust to the carrying value as necessary.
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 2.7% in 2004 and 1.4% to 1.6% in 2003), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $4.4 million and $5 million for the years ended December 31, 2004 and 2003, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables, including receivables that are not sold under the U.S. Facility Program. We can elect to keep the collections and sell additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of sales of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program do not result in the recognition of a servicing asset or liability under the provisions of SFAS 140 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.
      The U.S. Facility Program, which is among Delphi, DR, the Conduits, the sponsoring banks and their agents, was renewed on March 29, 2004 and extended through March 24, 2005. The program was increased from $500 million to $600 million in March 2004 and can be extended for additional 364-day periods based upon the mutual agreement of the parties. The U.S. Facility Program contained a financial covenant and certain other covenants similar to our revolving credit facilities that, if not met, could result in a termination of the program. At December 31, 2004, we were in compliance with all such covenants.
      In March 2005, Delphi amended and renewed through March 22, 2006 its U.S. Facility Program, increasing the borrowing limit from $600 million to $731 million. In addition, the U.S. Facility Program was amended to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant. Also, the U.S. program lenders granted waivers similar to those granted under the credit facilities’ amendments. The U.S. program amendment also allows Delphi to maintain effective control over the receivables such that this program will be accounted for prospectively as a secured borrowing.
      In June 2005, Delphi further amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended Facilities covenant. The U.S. Facility Program lenders also granted waivers similar to those granted under the Facilities amendments.
      The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program during the years ended December 31, 2004 and 2003 (in millions):

	Year Ended
	December 31,

	2004	2003

Undivided interests sold at beginning of period	$323	$—
Proceeds from new securitizations (sale of undivided interests)	2,760	1,708
Collections related to undivided interest sold(a)	(3,803)	(2,589)
Collections reinvested through sale of additional undivided interests	1,070	1,204

Undivided interests sold at December 31	$350	$323

(a)	Of the collections received on the undivided interests sold, for the year ended December 31, 2004, $2,733 million was remitted to the Conduits and $1,070 million was reinvested. For the year ended December 31, 2003, $1,385 million was remitted to the Conduits and $1,204 million was reinvested.
      European Program
      On December 23, 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($307 million at December 31, 2004 currency exchange rates) and £10 million ($19 million at December 31, 2004 currency exchange rates). Prior to the renewal and as of December 31, 2003, the program was entered into at €330 million ($415 million at December 31, 2003 currency exchange rates) and £30 million ($54 million at December 31, 2003 currency exchange rates). Accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2004 and 2003, we had no significant accounts receivable transferred under this program. The program expires on December 1, 2005 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving credit facilities (discussed above) that, if not met, could result in a termination of the agreement. At December 31, 2004 and 2003, we were in compliance with all such covenants.
      In March 2005, Delphi amended the European trade receivables securitization program. The European program was also amended to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and amended other procedural terms.

6. INCOME TAXES
      Income (loss) before income taxes, equity income and minority interest for U.S. and non-U.S. operations was:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
U.S. income (loss)	$(1,450)	$(742)	$88
Non-U.S. income	681	575	314

Subtotal before impact of minority interest	(769)	(167)	402
Minority interest, primarily non-U.S.	47	50	35

Total	$(722)	$(117)	$437

      The provision (benefit) for income taxes was:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Current income tax expense (benefit), net
U.S. federal	$(277)	$61	$77
Non-U.S.	132	117	79
U.S. state and local	(3)	4	2

Total current income tax expense (benefit)	(148)	182	158
Deferred income tax expense (benefit), net
U.S. federal	4,039	(288)	(34)
Non-U.S.	(17)	50	4
U.S. state and local	197	(18)	2

Total deferred income tax expense (benefit)	4,219	(256)	(28)
Investment tax credits	(1)	(1)	(1)

Subtotal before impact of minority interest	4,070	(75)	129
Income tax provision related to minority interest	8	6	3

Total income tax provision (benefit)	$4,078	$(69)	$132

      A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Tax at U.S. federal statutory income tax rate	$(269)	$(59)	$141
U.S. state and local income taxes	(9)	(14)	3
Impact of change in state and local effective rate	37	—	—
Non-U.S. income taxed at other rates	(125)	(23)	(39)
Change in valuation allowance	4,677	33	13
Research and experimentation credits, gross	(57)	(57)	(61)
Other tax credit and deduction carryforwards	(30)	(29)	(3)
Provision-to-return adjustments	(23)	(10)	5
Various nondeductible expenses	12	12	12
U.S. tax on unremitted earnings of non-U.S. subsidiaries	76	11	21
Residual tax on non-U.S. earnings remitted from joint ventures	5	6	4
U.S. tax on non-U.S. located branches	1	5	—
ESOP payments	(4)	(4)	—
Difference in basis for RSU awards	—	10	—
Reversal of income tax reserves due to completion of pre-1998 tax audits	(165)	—	—
Reversal of income tax reserves due to completion of U.S. federal income tax audits for post-separation 1999 and 2000	(12)	—	—
Other changes in tax reserves	(20)	30	32
Medicare reimbursement	(22)	—	—
Other adjustments	(2)	14	1

Total income tax provision (benefit)	$4,070	$(75)	$129

      Deferred income tax assets and liabilities for 2004 and 2003 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Temporary differences that gave rise to deferred tax assets and liabilities included:

	December 31,

	2004		2003

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(in millions)
Other postretirement benefits	$2,523	$—	$2,336	$—
Pension benefits	1,034	38	880	32
Other employee benefits	169	54	156	45
Depreciation	36	271	59	366
Tax on unremitted profits	—	248	—	181
Net operating loss carryforwards	1,241	—	1,062	—
General business credit carryforwards	328	—	309	—
Other U.S.	363	154	386	141
Other non-U.S.	89	63	53	83

Total	5,783	828	5,241	848
Valuation allowances	(4,947)	—	(206)	—

Total deferred taxes	$836	$828	$5,035	$848

      Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Valuation allowances are provided against deferred tax assets, when based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Due to Delphi’s history of U.S. losses over the past three years, combined with the deterioration in its current U.S. operating outlook for the near to medium term that occurred in 2005, Delphi determined that it could no longer support realization of such amounts under Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes. Accordingly, Delphi recorded an additional $4,731 million valuation allowance on the U.S. deferred tax assets as of December 31, 2004. Of this amount, $4,667 million was recorded to income tax expense and $64 million was recorded to other comprehensive income. We continue to maintain the underlying tax benefits to offset future taxable income and will monitor the need for a valuation allowance based on the profitability of our U.S. operations. In addition, there was a $10 million increase in valuation allowances for certain non-US net deferred tax assets.
      Delphi has deferred tax assets for net operating loss (NOL) carryforwards of $151 million, net of a valuation allowance of $1,090 million. Of this amount, $953 million is related to the U.S. (subject to a full valuation allowance) and expires in 2020 through 2024. The remainder of this amount relates to foreign tax jurisdictions with expiration dates ranging from one year to indefinite. With respect to the U.S. NOL carryforwards, Delphi expects to capitalize research and development (R&D) expenditures for tax purposes in 2005 and prior years. The effect of this capitalization will be to substantially eliminate the deferred tax asset with respect to NOL carryforwards and to create a deferred tax asset of similar amount for capitalized R&D expenditures, which will be amortized (as a tax deduction) over a period of ten years, beginning in the year of capitalization.
      Delphi has deferred tax assets for foreign tax credit carryforwards of $64 million, charitable contribution carryforwards of $5 million, capital loss carryforwards of $7 million and general business credit carryforwards of $328 million. The foreign tax credit carryforwards expire in 2009 through 2014. The charitable contribution and capital loss carryforwards expire in 2005 through 2009. The general business credit carryforwards expire in 2019 through 2024. Delphi has recorded valuation allowances against all these carryforwards.
      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed cumulative earnings not deemed to be indefinitely reinvested. U.S. income taxes have not been provided on approximately $234 million of cumulative undistributed earnings of non-U.S. subsidiaries as of December 31, 2004, as such amounts are deemed to be indefinitely reinvested. It is not practicable to calculate the unrecognized tax provision on these earnings. In addition, Delphi currently experiences tax credits and holidays in various non-U.S. jurisdictions with expiration dates from 2004 through indefinite. The income tax benefits attributable to these tax credits and holidays are approximately $47 million ($0.08 per share) for 2004, $29 million ($0.05 per share) for 2003 and $17 million ($0.03 per share) for 2002. A portion of these tax benefits are already offset by deferred tax liabilities recorded for U.S. taxes on unremitted profits from these operations.
      Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, income tax accruals in the consolidated balance sheets reflect that GM is responsible for assessments related to tax returns for 1998, excluding Delphi Delco Electronics and certain other limited contingencies. Examinations of tax returns for years prior to 1998 have been substantially settled.
      Cash paid for income taxes, primarily foreign, was $119 million, $122 million and $78 million in 2004, 2003 and 2002, respectively.
      In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act provides a deduction, which will be phased in from 2005 through 2010, for up to nine percent of the lesser of “qualified production activities income” or taxable income. In return, the Act also provides for a two-year phase-out of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Because Delphi currently has a net operating loss (“NOL”) for tax purposes, we do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a significant impact on the effective tax rate for fiscal years 2005 and 2006. In the long-term, Delphi expects that the benefit of the new deduction will be minimal since future U.S. taxable income will be substantially eliminated due to future deductions for funding of previously accrued pension obligations and other post employment benefits.
      Under the guidance in FASB Staff Position No. SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.
      The Act also creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the U.S. pursuant to a domestic reinvestment plan. The temporary incentive is available to Delphi in 2005. The amount of Delphi’s dividends potentially eligible for the deduction is limited to $500 million. Delphi anticipates that it is unlikely that it will elect to claim the 85% dividends received deduction provided for under the Act, since such election would require the payment of cash taxes that, due to available U.S. tax attributes including foreign tax credits, would not be required for dividends under the normal tax rules.

7.	PROPERTY, NET
      Property, net consisted of:

		December 31,
	Estimated Useful
	Lives (Years)	2004	2003

		(in millions)
Land	—	$118	$110
Land and leasehold improvements	3-31	246	242
Buildings	29-40	2,233	2,151
Machinery, equipment, tooling and spare parts	3-27	12,225	11,791
Furniture and office equipment	3-15	719	680
Construction in progress	—	605	702

Total		16,146	15,676
Less: accumulated depreciation and amortization		(10,200)	(9,277)

Total property, net		$5,946	$6,399

      Machinery, equipment and tooling at December 31, 2004 and 2003 included approximately $441 million and $420 million, respectively, in Delphi-owned special tools. In addition, the consolidated balance sheets include costs incurred on customer-owned special tools subject to reimbursement by customers of approximately $239 million and $266 million as of December 31, 2004 and 2003, respectively.
      Losses related to the valuation of long-lived assets held for use were charged to depreciation and amortization in the amounts of $326 million and $58 million in 2004 and 2003, respectively. See Note 3 Employee and Product Line Charges for discussion of asset impairments recorded in conjunction with the employee and product line charges recorded in 2004 and 2003.

8.	GOODWILL
      At December 31, 2004 and December 31, 2003, our purchased goodwill balance was approximately $798 million and $773 million respectively, and was principally in the Dynamics, Propulsion & Thermal (DPTI) sector. Approximately $300 million of goodwill is tax deductible. The change during the year was due to increases from currency translation, primarily the euro and the acquisitions of Peak Industries, Inc. and Dynamit Nobel AIS GmbH Automotive Ignition Systems, offset by a $46 million goodwill impairment charge.
      The change in carrying amount of goodwill for the year ended December 31, 2004 and 2003 is as follows:

	December 31,

	2004	2003

	(in millions)
Goodwill, beginning balance	$773	$699
Acquisitions	34	—
Impairment	(46)	—
Other (primarily currency translation)	37	74

Balance at December 31,	$798	$773

      Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. As of year-end of 2004, we updated our annual goodwill recoverability assessment to incorporate changes in market conditions. This process included reviewing expectations for the long-term growth of our businesses and forecasting future cash flows. During this assessment we identified certain factors, primarily reductions in production volumes and higher commodity costs that caused us to lower our estimated future cash flows. The reduced future cash flows indicated that it is more likely than not that the fair value of two reporting units within the DPTI sector was less than its carrying value. Accordingly, we recorded an impairment charge of $46 million to reduce the carrying value of goodwill to its estimated implied fair value. We are in the process of finalizing our assessment of the fair value of the reporting units impacted utilizing the assistance of third party valuation experts. The estimated goodwill impairment charge has been included in depreciation and amortization expense on the consolidated statements of operations. Any adjustment to the estimated impairment loss will be recognized in depreciation and amortization expense in a subsequent reporting period.
      The 2004 goodwill impairment charge is primarily attributable to a decrease in the reporting units estimated fair values based upon the effect of market conditions on current operating results and on management’s projections of future financial performance, specifically lower North American vehicle production levels and higher commodity costs. The discounted cash flows were estimated using internal budget information based on recent sales data and production volume estimates. Further changes in economic or operating conditions impacting these estimates could result in additional goodwill impairment charges.

9.	ACCRUED LIABILITIES
      Accrued liabilities consisted of:

	December 31,

	2004	2003

	(in millions)
Payroll related obligations	$231	$195
Employee benefits, including current pension obligations	1,091	738
Income taxes payable	117	60
Taxes other than income	195	217
Warranty obligations	226	165
Employee and product line charges	140	251
Other	694	1,058

Total	$2,694	$2,684

      The table below summarizes the activity in the product warranty liability for the years ended December 31, 2004 and 2003.

	December 31,

	2004	2003

	(in millions)
Accrual balance at beginning of year	$258	$276
Provision for estimated warranties accrued during the year	86	86
Accruals for pre-existing warranties (including changes in estimates)	53	9
Settlements made during the year (in cash or in kind)	(126)	(124)
Foreign currency translation	3	11

Accrual balance at end of year	$274	$258

      Approximately $226 million and $165 million of the warranty accrual balance as of December 31, 2004 and December 31, 2003, respectively is included in accrued liabilities in the accompanying consolidated balance sheet. The remainder of the warranty accrual balance is included in other long-term liabilities.

10.	DEBT
      Debt is summarized as follows:

	December 31,

	2004	2003

	(in millions)
Commercial paper program	$330	$110
6.125%, unsecured notes, due 2004	—	500
6.55%, unsecured notes, due 2006	500	500
6.50%, unsecured notes, due 2009	498	498
6.50%, unsecured notes, due 2013	495	494
7.125%, debentures, due 2029	496	496
Capital leases and other	249	446

Total debt	2,568	3,044
Less: current portion	(507)	(892)

Long-term debt	$2,061	$2,152

      In 2004, Delphi maintained $2.9 billion of worldwide commercial paper programs. Interest rates under these programs are determined based on the prevailing market rates at the time of issuing commercial paper. Borrowings under these programs are for a maximum of 365 days and are classified as short-term debt in the consolidated balance sheet. As a result of our short-term credit ratings, B3/ NP/ WR as of June 30, 2005, we do not have access to the commercial paper market. As of December 31, 2004, $0.3 billion was outstanding under the commercial paper program with a weighted average interest rate of 2.6%. As of December 31, 2003, $0.1 billion was outstanding under the commercial paper program with a weighted average interest rate of 1.5%.
      Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), reduced by the amount of any outstanding letters of credit. The terms of the Credit Facilities provide for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and now expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and expired in June 2005. We have never borrowed under either of these Credit Facilities. However, Delphi had approximately $57 million in letters of credit outstanding against the Credit Facilities as of December 31, 2004. Our Credit Facilities also contained certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1.0 at December 31, 2004. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with the financial covenant and all other covenants as of December 31, 2004 and the amended covenants as of March 31, 2005.
      We have outstanding publicly held unsecured term debt securities totaling approximately $2.0 billion. In July 2003, we issued 6.50% unsecured notes with an aggregate principal amount of $500 million, which mature on August 15, 2013. We pay interest on these notes semi-annually on February 15 and August 15 of each year, which began February 15, 2004. Our next maturity of $500 million of long-term unsecured debt comes due on June 15, 2006, and bears interest at 6.55% with interest payable semi-annually on June 15 and December 15 of each year. Thereafter, we have $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, and $500 million of securities bearing interest at 7.125% and maturing on

May 1, 2029. Interest on these debt securities is payable semi-annually on May 1 and November 1 of each year. None of the debt securities has sinking fund requirements. The securities are all redeemable, in whole or in part, at the option of Delphi.
      As of December 31, 2004 and 2003, Delphi also had other debt outstanding and capital lease obligations of approximately $249 million and $446 million, respectively, which includes debt issued by certain international subsidiaries, factoring of accounts receivable by certain international subsidiaries, indirect material financing and amounts due under a trade payables program with General Electric Capital Corporation (“GECC”). We maintained a program with GECC that allows some of our suppliers to factor their receivables from us to GECC for early payment. This program also allowed us to have GECC pay our suppliers on our behalf, providing extended payment terms to us. Amounts outstanding under the GECC trade payable program were $8 million and $168 million at December 31, 2004 and 2003, respectively. There were no payables beyond their stated terms at December 31, 2004 and 2003.
      As of December 31, 2004, Delphi had approximately $350 million available under uncommitted lines of credit. Interest rates under these lines of credit are determined at the time of borrowing based on the underlying bank rates. Borrowings under these lines are generally due within 180 days and are classified as short-term debt in the consolidated balance sheet. As of December 31, 2004 and 2003, $7 million and $9 million, respectively, were outstanding under uncommitted lines of credit. Due to our current credit rating, Delphi’s access to uncommitted lines of credit has declined.
      On March 28, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its $3.0 billion revolving credit facilities including its EBITDA coverage ratio. Delphi also agreed to the elimination of its option to extend repayment for up to one year beyond the expiration date of its 364-day revolving credit line for any amounts outstanding on the expiration date. Additionally, the syndicate of lenders waived Delphi’s obligation to provide audited financial statements for the year ended December 31, 2004 until June 30, 2005.
      On June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six-year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). As previously announced, upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion.
      The Term Loan requires interest payments during the term at a variable interest rate of 650 basis points above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). On June 14, 2005, one-month LIBOR was 3.2% per annum. The LIBOR interest rate period can be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the Facilities. Accordingly, the interest rate will fluctuate based on the movement of LIBOR through the term of the loan. The Term Loan has a 1% per annum amortization for the first 5 years and 9 months. The then outstanding principal and any accrued and unpaid interest is due in full at the end of term, on June 14, 2011. The Term Loan is not repayable in the first year and, in accordance with the terms of the Facilities, during the second and third year is subject to call premiums on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal is repayable without premium or penalty.
      The Revolving Credit Facility carries a variable interest rate of 500 basis points above LIBOR on outstanding borrowings subject to adjustment based on Delphi’s credit ratings. The Revolving Credit Facility has a commitment fee payable on the unused portion of 50 bps per annum, which is also subject to adjustment based upon Delphi’s credit ratings. Each of the interest rates on borrowings and the commitment fee under the Revolving Credit Facility is adjustable and will fluctuate as described for the Term Loan. The Revolving Credit Facility will expire June 18, 2009. Borrowings under the Revolving Credit Facility are prepayable at Delphi’s option without premium or penalty.

      The Facilities provide the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries) and further provides that amounts borrowed under the Facilities will be guaranteed by Delphi’s wholly-owned domestic subsidiaries (except for insignificant subsidiaries and subsidiaries that participate in accounts receivable financings). The amount outstanding at any one time is limited by a borrowing base computation. The borrowing base is calculated as the sum of (a) 85% of U.S. accounts receivable (excluding accounts receivable which have been sold into the U.S. accounts receivables securitization program) of Delphi and its subsidiaries, (b) 60% of inventory (including raw materials, work in progress and finished goods, but excluding inventory to the extent subject to accounts receivable financings) of Delphi and its subsidiaries that is located in the United States or which is owned but consigned to Mexican subsidiaries, and (c) $750,000,000 with respect to U.S. plant, property and equipment of Delphi and its subsidiaries. The terms of the Facilities specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and U.S. manufacturing subsidiaries in order to ensure that at the time of any borrowing under the Term Loan or the Revolving Credit Facility, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) will not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to Delphi’s outstanding bonds and debentures).
      The amended Facilities contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) secured debt (excluding letters of credit, but including, without limitation, Term Loans, revolving loans, funded debt in respect of receivables securitizations and factoring facilities, and any other secured debt (including second lien debt) permitted under the terms of the Facilities, minus cash on each test date in excess of $500,000,000, (provided that the amount of such cash deducted shall in no event exceed $500,000,000) to (b) the aggregate sum of the preceding four quarters EBITDA (as defined in the Facilities). The above mentioned ratio cannot exceed 2.75 to 1 for each of the quarters through and including June 30, 2006, 2.50 to 1 for the quarters from September 30, 2006 to and including September 30, 2007, and 2.25 to 1 for the fourth quarter of 2007 and thereafter. Further, the syndicate of lenders waived Delphi’s obligation to provide audited financial statements for the year ended December 31, 2004 until September 30, 2005, and agreed not to consider any inaccuracy of Delphi’s non-GAAP measures of net liquidity as disclosed in Delphi’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 9, 2005 as a material adverse change.
      Cash paid for interest totaled $245 million, $193 million and $210 million in 2004, 2003 and 2002, respectively.
      The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations for the five years subsequent to 2004 are as follows:

Debt and
Capital Lease
Year	Obligations

(in millions)
2005	507
2006	516
2007	14
2008	23
2009	502
Thereafter	1,006

Total	$2,568

11.	JUNIOR SUBORDINATED NOTES DUE TO DELPHI TRUST I AND II
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
      Accounting Treatment
      We have determined that both Trust I and Trust II are considered variable interest entities, of which we are not the primary beneficiaries. As a result, although both Trust I and Trust II are 100% owned by us, we do not consolidate them into our financial statements. However, the Trust I and Trust II notes are reflected as long-term debt on our consolidated balance sheet and the related interest is included as a component of interest expense on our Statement of Operations. If Trust I and Trust II were consolidated by us, our other long term assets and debt would each be $12 million less as of December 31, 2004 but there would be no significant impact on interest expense for the year ended December 31, 2004.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS
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
      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations (“OPEB”) for U.S. salaried and hourly employees.

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,413	$9,712	$8,469	$6,872
Service cost	284	261	176	168
Interest cost	699	643	498	459
Actuarial losses	920	667	1,141	1,083
Benefits paid	(472)	(375)	(154)	(120)
Special termination benefits	7	6	2	—
Flowbacks to GM	—	—	(72)	70
Plan amendments and other	21	499	(455)	(63)

Benefit obligation at end of year	12,872	11,413	9,605	8,469

Change in plan assets:
Fair value of plan assets at beginning of year	7,437	5,628	—	—
Actual return on plan assets	938	1,176	—	—
Contributions	600	990	154	120
Benefits paid	(472)	(375)	(154)	(120)
Other	23	18	—	—

Fair value of plan assets at end of year, including $0.4 million and $0.3 million of Delphi common stock at December 31, 2004 and 2003, respectively	8,526	7,437	—	—

Underfunded status	(4,346)	(3,976)	(9,605)	(8,469)
Unamortized actuarial loss	3,912	3,350	3,000	2,425
Unamortized prior service cost	1,018	1,142	(50)	(55)

Net amount recognized in consolidated balance sheets	$584	$516	$(6,655)	$(6,099)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(3,858)	$(3,575)	$(6,655)	$(6,099)
Intangible asset	1,018	1,142	—	—
Accumulated other comprehensive income (pre-tax)	3,424	2,949	—	—

Net amount recognized	$584	$516	$(6,655)	$(6,099)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $12.8 billion, $12.4 billion and $8.5 billion, respectively, as of December 31, 2004 and $11.4 billion, $11.0 billion and $7.4 billion, respectively, as of December 31, 2003.
      In 2003, Delphi entered into new labor contracts with the UAW and IUE, covering the period from 2003 to 2007. The impact of the 2003 contracts on the pension liability was a $0.5 billion increase to our projected benefit obligation.
      In accordance with requirements under applicable U.S. laws, we contributed approximately $0.6 billion to the U.S. pension plans in the second quarter of 2005.
      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with plan assets in excess of accumulated benefits were $418 million, $319 million, and $335 million, respectively, as of December 31, 2004, and $330 million, $245 million, and $268 million, respectively, as of December 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. plans with accumulated benefits in excess of plan assets were $779 million, $714 million, and $395 million, respectively, as of December 31, 2004 and $661 million, $600 million, and $339 million, respectively, as of December 31, 2003. In aggregate, the under-funded status, on a projected benefit obligation basis, for non-U.S. plans was $(467) million and $(384) million at December 31, 2004 and 2003, respectively. Other comprehensive income at December 31, 2004 and 2003 includes a minimum pension liability adjustment relating to non-U.S. pension plans of $220 million and $191 million, respectively. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The annual cost of such pension and other postretirement benefit plans was not significant to Delphi.
      We also sponsor defined contribution plans for certain U.S. and non-U.S. hourly and salary employees. During 2004, 2003 and 2002, expenses incurred related to our contributions to these plans were not material.
      We were required at December 31, 2004 and 2003 to adjust the minimum pension liability recorded in our consolidated balance sheet for both U.S. and non-U.S. plans. In 2004, the effect of this adjustment was to increase pension liabilities by $0.3 billion, increase our deferred income taxes by $0.1 billion (before consideration of a valuation allowance), increase accumulated other comprehensive loss by $0.3 billion and decrease intangible assets by $0.1 billion. In 2003, the effect of this adjustment was to increase pension liabilities by $0.4 billion and intangible assets by $0.4 billion. Because these adjustments were non-cash, the effect has been excluded from the accompanying Consolidated Statements of Cash Flows.
      Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. salaried and hourly employees:

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

	(in millions)
Service cost	$284	$261	$255	$176	$168	$147
Interest cost	699	643	603	498	459	405
Expected return on plan assets	(722)	(647)	(692)	—	—	—
Special termination benefits	7	6	26	2	—	5
Amortization of prior service costs	139	91	92	(5)	1	(9)
Amortization of losses (gains)	142	108	9	121	73	2

Net periodic benefit cost	$549	$462	$293	$792	$701	$550

      Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees.
      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. pension plan and postretirement plans were:

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Weighted-average discount rate	5.75%	6.25%	6.75%	6.00%	6.25%	6.75%
Weighted-average rate of increase in compensation levels	4%	4%	4.5%	4%	4%	4%
Expected long-term rate of return on plan assets	9%	9%	10%	N/A	N/A	N/A
      Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis decreased from 6.25% for 2003 to 5.75% for 2004. This 50 basis point decline in the discount rate increased the underfunded status of our U.S. pension plans by approximately $0.7 billion. The OPEB discount rate determined on that basis decreased from 6.25% for 2003 to 6.00% for 2004. This 25 basis point decline in the discount rate increased the underfunded status of our U.S. OPEB plans by approximately $0.3 billion.
      For 2004, Delphi assumed a long-term asset rate of return of 9%. In developing the 9% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. We also considered Delphi’s post-spin off and GM’s pre-spin off historical 15-year compounded return, which was in line with our long-term rate of return assumption.
      As required by generally accepted accounting principles, our pension expense for 2005 is determined at the end of December 2004. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

Impact on
Change in Assumption	Pension Expense	Impact on PBO

25 basis point (bp) decrease in discount rate	+ $25 to 35 Million	+ $0.4 Billion
25 bp increase in discount rate	- $25 to 35 Million	- $0.4 Billion
25 bp decrease in long-term return on assets	+ $20 to 30 Million	—
25 bp increase in long-term return on assets	- $20 to 30 Million	—

      Our pension plan asset allocation at December 31, 2004, 2003, and target allocation for 2005 are as follows:

	Percentage of
	Plan Assets at		Target
	December 31,		Allocation

Asset Category	2004	2003	2005

Equity Securities	61%	59%	50% - 75%
Fixed Income	32%	30%	25% - 40%
Real Estate	6%	10%	5% - 9%
Other	1%	1%	0% - 2%

Total	100%	100%

      Delphi invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include, U.S domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies. During 2003, we entered into a risk reduction program to reduce our exposure to developed market equities. The goal of the program was to reduce the potential impact to our funded status of a downturn in developed market equity returns. This program was discontinued in the beginning of 2004.
      National union negotiations allow for some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company to which the employee transfers will be responsible for the related OPEB obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations associated with employees that transfer between GM and Delphi.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Projected OPEB
	Projected Pension	Benefit Payments	Projected Medicare
	Benefit Payments	(Pre-Medicare)	Subsidy Receipts

	(in millions)
2005	$556	$216	$—
2006	643	262	(4)
2007	726	309	(5)
2008	815	360	(7)
2009	899	411	(8)
2010 — 2014	$5,127	$2,680	$(81)
      In accordance with our Separation agreement with GM, we will be paying an average of $77 million per year from our OPEB liability (flowbacks) over the next five years to GM. In addition to this, we are also required to make a final settlement payment of approximately $0.3 billion in 2014.
      Our annual measurement dates are December 31 and September 30 for our pension benefits and other postretirement benefits, respectively. For OPEB measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease on a gradual basis through 2010, to the ultimate weighted-average trend rate of approximately 5%.
      On December 8, 2003, President Bush signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the “Act”) into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The total impact of the Act on our OPEB liability was $0.5 billion and is being accounted for as an actuarial gain, in accordance with guidance from the Financial Accounting Standards Board (“FASB”). As a result, the gain will be amortized as a reduction of our periodic expense and balance sheet liability over the next ten to twelve years, depending on the terms of the individual plans. OPEB expense during the year ended December 31, 2004 increased by $91 million compared to 2003. Such increase includes the mitigating impact of the Act, which reduced expense by $64 million for the year ended December 31, 2004, including service cost, interest cost and amortization of the actuarial experience gain. Delphi provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and Delphi’s retirees pay a premium for this benefit that is less than the Part D premium. Therefore Delphi has concluded that these benefits are at least “actuarially equivalent” to the Part D program so that Delphi will be eligible for the basic Medicare Part D subsidy.
      On May 19, 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” providing additional guidance relating to the accounting for the effects of the Act enacted on December 8, 2003. Because our normal measurement date for our OPEB obligation is September 30 of each year, FSP 106-2 required a one-quarter lag from the remeasurement date (December 8, 2003) before applying the effects of the Act. In connection with our adoption of the provisions of FSP 106-2 in the third quarter of 2004 we retroactively reduced our net income for the three months ended March 31, 2004 by $7 million and increased our net income for the three months ended June 30, 2004 by $2 million. The adoption of FSP 106-2 does not impact our net income for any period in 2003 nor has it impacted the $0.5 billion reduction to our actuarial liability. The restated financial statements reflect the impact of the adoption of FSP 106-2.
      Effective March 1, 2005 Delphi amended its health care benefits plan for salaried retirees. Under this plan amendment effective January 1, 2007, the Company reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, the expected impact of this amendment will be a decrease in the OPEB liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment will begin in June 2005.

      As required by generally accepted accounting principles, our OPEB expense for 2005 is determined at the 2004 measurement date. However, for purposes of analysis, the following table highlights the sensitivity of our OPEB obligations and expense to changes in assumptions:

	Impact on	Impact on
Change in Assumption	OPEB Expense	OPEB Liability

25 bp decrease in discount rate	+ $25 to 35 Million	+ $0.3 Billion
25 bp increase in discount rate	- $25 to 35 Million	- $0.3 Billion

Note:	This analysis excludes any impact of the amendment to the Salaried OPEB plan.
      For analytical purposes only, the following table presents the impact that changes in our health care trend rate would have on our OPEB liability and OPEB service and interest cost (in millions):

	Impact on Service	Impact on
% Change	& Interest Cost	OPEB Liability

+ 1%	$130	$1,398
- 1%	$(96)	$(1,151)

Note:	This analysis excludes any impact of the amendment to the Salaried OPEB plan.

13.	COMMITMENTS AND CONTINGENCIES
      Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by the Staff of the Securities Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting and adequacy of disclosures for a number of transactions. The transactions being investigated include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlement agreements entered into between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. Contemporaneously with this filing, Delphi has filed amended quarterly reports on Form 10-Q/ A for the first and second quarters of 2004 and quarterly report on Form 10-Q for the third quarter of 2004, which also contain restated financial statements. Delphi expects to file its quarterly report on Form 10-Q for the quarter ended March 31, 2005 on or before June 30, 2005 and thus to become current in its filings with the SEC.
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

      With respect to intellectual property matters, on September 7, 2004, we received the arbitrator’s binding decision resolving a dispute between Delphi and Litex. In May 2001, Litex had filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, we received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the federal court for the District of Massachusetts seeking declaratory relief to enforce the parties’ agreement in the original case prohibiting Litex from bringing such claims. On March 28, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. This matter remains pending before the federal court for the District of Massachusetts.
      Additionally, as previously disclosed, we have been mediating a number of patent disputes regarding vehicle occupant detection technologies with Takata Corporation and its subsidiaries. On December 1, 2004, the parties resolved these disputes to their mutual satisfaction by entering into a cross-license agreement concerning various patents in the field of vehicle occupant detection technologies.
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
      Contingent Financing Obligations
      Rental expense totaled $192 million, $162 million and $154 million for the years ended December 31, 2004, 2003 and 2002, respectively. We have leased certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. The leases, which have been accounted for as operating leases, provide us tax treatment equivalent to ownership, and also provide us with the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. The leases also provide that if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we would pay any difference between the purchase option amount and the proceeds of remarketing, up to a maximum of approximately $89 million. At December 31, 2004, the aggregate fair value of these properties exceeded the minimum value guaranteed upon exercise of the remarketing option. As of December 31, 2004, the recorded estimate of the fair value of the residual value guarantee related to these leases was approximately $2 million. Under the terms of the lease agreements, we also provide certain indemnities to the lessor, including environmental indemnities. In addition, the leases contain certain covenants, including a financial covenant requirement that our debt to EBITDA coverage ratio, as defined in the agreement, not exceed 3.25 to 1. Unlike the Credit Facilities, this financial covenant has not been amended. In the event of a default of the terms of the leases, the lessors have the right to notify us of their election to require that we purchase the synthetically leased properties, which would require us to pay the aggregate purchase price of approximately $131 million. Though we were in compliance with our financial covenants at December 31, 2004, our audited financials indicate that at March 31, 2005, our debt to EBITDA coverage ratio exceeded 3.25 to 1. Although we have received no notices from the lessors of their election to obligate us to purchase the synthetically leased properties, in June we commenced the process of exercising our purchase options. As a result, we completed the purchase of our headquarters property and two manufacturing facilities in the State of Alabama for approximately $103 million on June 28, 2005. The purchase of the second facility, for approximately $28 million, has not yet been completed.

      We also from time to time, enter into arrangements with suppliers or other parties that result in variable interest entities as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). At December 31, 2004, we had one variable interest entity (“VIE”), which is a supplier to one of our U.S. facilities. Our arrangement with this supplier is to reimburse it for losses incurred related to materials supplied to us and to receive a refund for any profits that it makes as it relates to material supplied to us. This arrangement is in effect through 2007. In 2004, this VIE had sales of approximately $10 million, 69% of which were to Delphi. This supplier has approximately $4 million in assets and $4 million in liabilities; the latter of which include a loan of approximately $2.7 million from Delphi. This VIE does not have any other means of support other than Delphi. As required under FIN 46, we have consolidated this entity and eliminated all intercompany transactions. Given the nature of our relationship with this VIE, it is not possible to estimate the maximum amount of our exposure or the fair value. However, we do not expect such amounts, if any, to be material.
      As of December 31, 2004, Delphi had minimum lease commitments under noncancelable operating leases totaling $507 million, which become due as follows:

Minimum Future
Operating Lease
Year	Commitments

(in millions)
2005	140
2006	111
2007	84
2008	60
2009	42
Thereafter	70

Total	$507

Concentrations of Risk
      The majority of our U.S. hourly workforce is represented by two unions, the UAW (approximately 72%) and the IUE-CWA (approximately 24%).

14.	INVESTMENTS IN AFFILIATES
      As part of our operations, we have investments in 21 non-consolidated affiliates. These affiliates, the most significant of which are Korea Delphi Automotive Systems Corporation, PBR Knoxville, LLC., Ambrake Corporation, and Promotora de Partes Electricas Automotrices, S.A. de C.V., are not publicly traded companies. Our affiliates are located primarily in Korea, China, U.S., Mexico, Japan, India, Spain, Saudi Arabia and Belgium. Our ownership percentages vary from approximately 20% to 50%. Our aggregate investment in non-consolidated affiliates was $496 million and $431 million at December 31, 2004 and 2003, respectively, and is included in other long-term assets.

      The following is a summary of the financial information for our significant affiliates accounted for under the equity method as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

	December 31,

	2004	2003

	(in millions)
Current assets	$1,043	$849
Noncurrent assets	778	736

Total assets	$1,821	$1,585

Current liabilities	$690	$592
Noncurrent liabilities	180	183
Stockholders’ Equity	951	810

Total liabilities and stockholders’ equity	$1,821	$1,585

	Year Ended
	December 31,

	2004	2003	2002

	(in millions)
Net sales	$2,584	$2,299	$2,041
Gross profit	$431	$406	$323
Net income (loss)	$193	$171	$(16)
      A summary of transactions with affiliates is shown below:

	Year Ended
	December 31,

	2004	2003	2002

	(in millions)
Sales to affiliates	$49	$37	$33
Purchases from affiliates	$493	$525	$486

15.	OTHER INCOME (EXPENSE), NET
      Other income (expense), net included:

	Year Ended
	December 31,

	2004	2003	2002

	(in millions)
Claims and commissions	$20	$27	$45
Interest income	24	22	19
Other, net	(52)	(43)	(55)

Other income (expense), net	$(8)	$6	$9

16.	STOCK INCENTIVE PLANS
      Delphi has several plans under which it issues stock options and restricted stock units. While we have historically granted options to a broad group of employees, growing employee concern with regard to the incentive value of options that are significantly out-of-the-money and stockholder concern over potential dilution have caused us to modify our compensation philosophy going forward to decrease the use of options in favor of other forms of long-term compensation, including performance-based cash awards and restricted stock unit grants. During the fourth quarter of 2003, Delphi completed a self-tender for certain employee stock options having an exercise price in excess of $17 per share. The offer enabled eligible employees to exchange each stock option for a cash settled stock appreciation right (“SAR”) having an equivalent strike price, term and conditions to exercise as the surrendered option. The offer to exchange outstanding eligible options for cash-settled stock appreciation rights on a one-for-one basis enabled eligible employees to better align their outstanding incentive awards with our new compensation philosophy while at the same time preserving the value to the eligible employee of previously granted awards. The exchange did not result in the recognition of expense in 2003 because the fair market value of our stock was below the stock appreciation right exercise price. During the first quarter of 2003, we also cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. The table below indicates as a separate line item those stock options, which were exchanged as a result of the tender offer. As of December 31, 2004, there were approximately 25 million shares available for future grants. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 2004, 2003 and 2002 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.
      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options	Exercise Price

	(in thousands)
Outstanding as of January 1, 2002	74,089	$15.42
Granted	12,373	$13.66
Exercised	(1,002)	$11.82
Forfeited	(961)	$16.74

Outstanding as of December 31, 2002	84,499	$15.18
Granted	12,338	$8.43
Exercised	(90)	$7.27
Forfeited	(1,955)	$14.19
Exchanged for SARs	(8,360)	$18.29

Outstanding as of December 31, 2003	86,432	$13.95
Granted	6,834	$10.02
Exercised	(203)	$8.57
Forfeited	(2,696)	$13.62

Outstanding as of December 31, 2004	90,367	$13.68

Options exercisable December 31, 2002	53,548	$16.16
Options exercisable December 31, 2003	62,721	$15.18
Options exercisable December 31, 2004	71,914	$14.60

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2004:

Approved by Stockholders

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$ 8.43 - $10.00	12,024	8.0	$8.47	4,265	$8.53
$10.01 - $20.00	53,196	5.8	$13.53	42,502	$14.09
$20.01 - $20.97	79	4.0	$20.66	79	$20.66

	65,299		$12.61	46,846	$13.60

Other Plans

		Weighted	Weighted	Number of
Range of	Outstanding	Average	Average	Stock Options	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$ 9.55-$10.00	1	3.0	$9.55	1	$9.55
$10.01-$20.00	22,113	4.6	$15.90	22,113	$15.90
$20.01-$24.76	2,954	4.0	$20.64	2,954	$20.64

	25,068		$16.46	25,068	$16.46

      During 2004, 2003, 2002 and 1999, Delphi awarded approximately 4.5 million, 3 million, 1 million and 3 million restricted stock units to employees at a weighted average fair market value of $10, $8, $14 and $17, respectively. Compensation expense related to restricted stock unit awards is being recognized over graded vesting periods of 1 to 15 years.

17.	SEGMENT REPORTING
      The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Generally, Delphi evaluates performance based on stand-alone product sector operating income and accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Management’s review of our sector operating results for 2004, 2003 and 2002 for purposes of making operating decisions and assessing performance excludes certain charges in 2004 of $123 million in cost of sales, $372 million in depreciation and amortization and $192 million in employee and product line charges (the “2004 Charges”), certain charges in 2003 of $107 million in cost of sales, $58 million in depreciation and amortization and $396 million in employee and product line charges (the “2003 Charges”), and the charges in the first quarter of 2002 of $37 million in cost of sales and $225 million in employee and product line charges (the “2002 Charges”). Accordingly, we have presented our sector results excluding such amounts. Included below are sales and operating data for our sectors for years ended December 31, 2004, 2003, and 2002, which were realigned in 2004. The 2003 and 2002 data has been reclassified to conform with the current sector alignment. Also, during the fourth quarter of 2003, we changed our method of costing our inventories in the U.S. from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. In accordance with accounting principles generally accepted in the United States of America, all prior periods have been adjusted to give retroactive effect to this change.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics		Holdings
2004:	Interior		& Safety		Group		Other(a)		Total

	(in millions)
Net sales to GM and affiliates	$7,919		$6,032		$1,466		$—		$15,417
Net sales to other customers	5,338		7,473		389		5		13,205
Inter-sector net sales	863		378		712		(1,953)		—

Total net sales	$14,120		$13,883		$2,567		$(1,948)		$28,622

Depreciation and amortization	$572	(b)	$441	(b)	$86	(b)	$45		$1,144	(b)
Sector operating (loss) income	$(65	)(c)	$955	(c)	$(590	)(c)	$(95	)(c)	$205	(c)
Equity income	$64		$21		$—		$1		$86
Investment in affiliates	$285		$195		$—		$16		$496
Goodwill	$421		$341		$—		$36		$798
Sector assets	$8,815		$8,306		$759		$(1,287)		$16,593
Capital expenditures	$440		$386		$55		$33		$914

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics		Holdings
2003:	Interior		& Safety		Group		Other(a)		Total

	(in millions)
Net sales to GM and affiliates	$8,656		$6,554		$1,819		$—		$17,029
Net sales to other customers	4,702		5,959		386		1		11,048
Inter-sector net sales	817		412		789		(2,018)		—

Total net sales	$14,175		$12,925		$2,994		$(2,017)		$28,077

Depreciation and amortization	$528	(d)	$417	(d)	$76	(d)	$41		$1,062	(d)
Sector operating income (loss)	$398	(e)	$974	(e)	$(591	)(e)	$(131	)(e)	$650	(e)
Equity income (loss)	$62		$21		$—		$(1)		$82
Investment in affiliates	$243		$172		$—		$16		$431
Goodwill	$463		$301		$—		$9		$773
Sector assets	$10,503		$8,716		$2,282		$(435)		$21,066
Capital expenditures	$553		$393		$85		$15		$1,046

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics		Holdings
2002:	Interior		& Safety		Group		Other(a)		Total

	(in millions)
Net sales to GM and affiliates	$9,061		$6,941		$2,092		$—		$18,094
Net sales to other customers	4,271		4,855		423		(2)		9,547
Inter-sector net sales	867		241		1,035		(2,143)		—

Total net sales	$14,199		$12,037		$3,550		$(2,145)		$27,641

Depreciation and amortization	$478		$414		$87		$23		$1,002
Sector operating income (loss)	$433	(f)	$920	(f)	$(378	)(f)	$(75	)(f)	$900	(f)
Equity income (loss)	$48		$21		$—		$(24)		$45
Investment in affiliates	$199		$171		$—		$3		$373
Goodwill	$413		$278		$—		$8		$699
Sector assets	$9,530		$7,448		$2,584		$130		$19,692
Capital expenditures	$493		$469		$113		$12		$1,087

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes asset impairment charges recorded in 2004 of $372 million with $109 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety, and $250 million for Automotive Holdings Group.

(c)	Excludes the 2004 Charges of $194 million for Dynamics, Propulsion, Thermal & Interior, $91 million for Electrical, Electronics & Safety, $395 million for Automotive Holdings Group and $7 million for Other.

(d)	Excludes asset impairment charges recorded in 2003 of $58 million with $1 million for Dynamics, Propulsion, Thermal & Interior, $6 million for Electrical, Electronics & Safety, and $51 million for Automotive Holdings Group.

(e)	Excludes the 2003 Charges of $86 million for Dynamics, Propulsion, Thermal & Interior, $114 million for Electrical, Electronics & Safety, $319 million for Automotive Holdings Group and $42 million for Other.

(f)	Excludes the 2002 Charges of $97 million for Dynamics, Propulsion, Thermal & Interior, $45 million for Electrical, Electronics & Safety, $104 million for Automotive Holdings Group and $16 million for Other.
      A reconciliation between sector operating income and income (loss) before income taxes for each of the years presented is as follows:

	2004	2003	2002

	(in millions)
Sector operating income(a)	$205	$650	$900
Interest expense	(232)	(211)	(210)
Other income (expense), net	(8)	6	9

(Loss) income before income taxes, minority interest, equity income and Charges(a)	$(35)	$445	$699
Charges	(687)	(561)	(262)

(Loss) income before income taxes, minority interest, and equity income	$(722)	$(116)	$437

(a)	Excludes the 2004, 2003, and 2002 Charges described above.

      Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,

	2004				2003				2002

	Net Sales				Net Sales				Net Sales

		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property

	(Dollars in millions)
North America	$13,724	$5,909	$19,633	$3,439	$15,481	$4,957	$20,438	$4,071	$16,761	$4,712	$21,473	$4,138
Europe, Middle East, & Africa	1,286	6,020	7,306	1,998	1,222	4,960	6,182	1,906	1,056	3,992	5,048	1,661
Asia Pacific	97	1,001	1,098	376	101	944	1,045	301	81	691	772	288
South America	310	275	585	133	225	187	412	121	196	152	348	92

Total	$15,417	$13,205	$28,622	$5,946	$17,029	$11,048	$28,077	$6,399	$18,094	$9,547	$27,641	$6,179

      On December 10, 2004, we announced that we are moving three additional manufacturing operations into the company’s Automotive Holdings Group (“AHG”) to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. AHG was established to increase Delphi management focus on one operating sector to resolve under-performing product lines or sites, while enabling management of other operating sectors to focus on growth and expansion. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/ Vandalia, Ohio. These moves are effective January 1, 2005. Delphi continues to study other sites for inclusion in AHG.
      The realignment is designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans. We will report our segment information based on the realigned sectors starting in the first quarter of 2005.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
      Delphi’s financial instruments include long-term debt. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. As of December 31, 2004 and 2003, the total of long-term debt and junior subordinated notes due to Trust I and Trust II was recorded at $2.5 billion and $2.6 billion, respectively, and had estimated fair values of $2.5 billion and $2.7 billion for the years ended December 31, 2004 and 2003, respectively. For all other financial instruments recorded at December 31, 2004 and 2003, fair value approximates book value.
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria. The fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates.
      Delphi is exposed to market risk, such as fluctuations in currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, we aggregate the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within our operations, we enter into various derivative transactions pursuant to our risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our documented policy. We do not hold or issue derivative financial instruments for trading purposes.

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
      In order to manage the interest rate risk associated with our debt portfolio, we periodically enter into derivative transactions to manage our exposure to changes in interest rates, although we do not have any outstanding at December 31, 2004 and 2003.
      The fair value of derivative financial instruments as of December 31, 2004, 2003 and 2002 included current and non-current assets of $99 million, $58 million, and $11 million, respectively and current and non-current liabilities of $43 million, $55 million, and $63 million, respectively. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of December 31, 2004, were $73 million after-tax ($91 million pre-tax). Of this pre-tax total, a gain of approximately $80 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $6 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $7 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains of $35 million after-tax ($52 million pre-tax) and net losses of $11 million after-tax ($16 million pre-tax) were included in OCI as of December 31, 2003 and 2002, respectively. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was not significant. The amount included in cost of sales related to the time value of options was not significant in 2004 and 2003, and $6 million in 2002.

19.	SUBSEQUENT EVENTS
      Several events have occurred subsequent to December 31, 2004 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. Those items include: the completion of our refinancing plan in June 2005 as described more fully in Note 10 Debt; amendments to the U.S. Asset Securitization program completed in March 2005 and June 2005 as described more fully in Note 5 Asset Securitizations; shareholder and derivative lawsuits initiated in early 2005 as described more fully in Note 13 Commitments and Contingencies; changes to U.S. salaried employees health care benefits implemented in March 2005 as described more fully in Note 12 Pension and Other Postretirement Benefits; and purchases of certain previously leased facilities in June 2005 as described more fully in Note 13 Commitments and Contingencies. In addition, the Company contributed $0.6 billion to its defined benefit pension plan in the second quarter of 2005. Finally, the Company has signed a non-binding letter of intent to sell its global lead-acid battery business, comprised of assets totaling approximately $175 million.

20.	QUARTERLY DATA (UNAUDITED)
      The following quarterly financial information for the quarters ended March 31, June 30, and September 30, 2004 and for each of the quarters in the year ended December 31, 2003 has been restated from amounts originally reported to give effect to the restatement of Delphi’s financial statements as discussed elsewhere in this Annual Report. Contemporaneously with the filing of this Annual Report, Delphi has filed amended Quarterly Reports on Form 10-Q/ A for the quarters ended March 31, 2004 and June 30, 2004 that include restated financial statements for those periods. Delphi has also filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 that includes financial statements that differ from those included in Delphi’s Current Report on Form 8-K dated October 18, 2004. Please refer to the above noted quarterly reports for further information as to the effects of the restatement on Delphi’s originally reported interim financial information for 2004 and 2003.

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

	(in millions, except per share amounts)
2004
Net sales	$7,405	$7,542	$6,642	$7,033	$28,622
Cost of sales	6,564	6,607	6,065	6,561	25,797

Gross profit	$841	$935	$577	$472	$2,825

Net income (loss)	$63	$143	$(119)	$(4,840)	$(4,753)

Basic and diluted earnings per share	$0.11	$0.25	$(0.21)	$(8.63)	$(8.47)

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price
High	$11.78	$11.01	$10.69	$9.63	$11.78
Low	$9.39	$9.55	$8.61	$8.10	$8.10
2003
Net sales	$7,177	$7,091	$6,558	$7,251	$28,077
Cost of sales	6,321	6,209	5,956	6,390	24,876

Gross profit	$856	$882	$602	$861	$3,201

Net income (loss)	$124	$106	$(303)	$63	$(10)

Basic and diluted earnings per share	$0.22	$0.19	$(0.54)	$0.11	$(0.02)

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.28

Common stock price
High	$9.40	$9.92	$9.76	$10.30	$10.30
Low	$6.39	$6.70	$7.85	$8.10	$6.39

DELPHI CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to Costs	Charged to Other		Balance at End
Description	Beginning of Period	and Expenses	Accounts	Deductions	of Period

	(in millions)
December 31, 2004:
Allowance for doubtful accounts	$92	$57	$(3)	$(55)	$91
December 31, 2003:
Allowance for doubtful accounts	$83	$52	$10	$(53)	$92
December 31, 2002:
Allowance for doubtful accounts	$87	$57	$15	$(76)	$83

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Acting Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004. The basis for this determination was that, as discussed below, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Our management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the following identified material weaknesses:

•	Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP at the divisional level, and insufficient personnel at the Company’s headquarters to provide effective oversight and review of financial transactions;

•	Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization;

•	Ineffective or inadequate controls over the administration and related accounting treatment for contracts; and

•	Ineffective “tone” within the organization related to the discouragement, prevention or detection of management override, as well as inadequate emphasis on thorough and proper analysis of accounts and financial transactions.
      These control deficiencies contributed to the need to restate the Company’s financial statements. As further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Restatement and Conclusion of Audit Committee Internal Investigation, the impact of the restatement on the financial statements as of December 31, 2004 was to reduce the originally reported beginning retained earnings balance by $243 million, in addition to other adjustments identified and recorded during the course of preparing financial statements. Accordingly, management determined that these control deficiencies represent material weaknesses. Because of the existence of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the “Internal Control — Integrated Framework”.
      Management has discussed the material weaknesses described above and related corrective actions with the Audit Committee and our independent registered public accounting firm. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of our internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report, which is included under Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
      As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses as of December 31, 2004, we have made and will continue to make, improvements to our policies and procedures as well as to the staffing of positions which play a significant role in internal control to address these material weaknesses. The following provides further details regarding each material weakness identified above and the remedial actions taken and planned as of the date of this report.

Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP at the divisional level, and insufficient personnel at the Company’s headquarters to provide effective oversight and review of financial transactions
      The Company’s controls over the selection and application of GAAP are ineffective as a result of insufficient resources and technical accounting expertise within the organization to resolve accounting matters in a timely manner. Furthermore, accounting for transactions is performed across multiple business units and functions that are not adequately staffed or are staffed with individuals that do not have the appropriate level of GAAP knowledge. Due to the pervasiveness of this material weakness, many of the restatement items (as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement and Conclusion of Audit Committee Internal Investigation) resulted from the inappropriate selection of, misapplication, or inadequate consideration of GAAP by Delphi accounting personnel. Additional personnel and oversight is needed at the Company’s headquarters to review the accounting for transactions to ensure compliance with GAAP.
      Management is increasing the number of qualified accountants on the global accounting staff by actively recruiting additional certified public accountants to increase the knowledge of accounting and strengthen internal controls within the Company. Management has committed to providing the finance staff with additional support and training in order to enable them to identify unusual or complex transactions requiring further consideration by technical accounting experts or others within the organization. To address this material weakness until such time as management can recruit and train additional staff members, management has determined the following additional procedures will be performed:

•	More transactions will be reviewed by the chief accounting officer rather than at the business unit or function, particularly those which deviate from previously reviewed or standard terms and conditions;

•	Management will strengthen its review of the documentation supporting the accounting for transactions; and

•	External experts will be utilized, when deemed necessary, to assist in evaluating transactions as well as preparing and reviewing the appropriate supporting documentation.

Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization
      The Company’s accounting policies were inadequate or insufficiently comprehensive to ensure proper and consistent application throughout the organization. This resulted in adjustments, which were material to the consolidated financial statements as of December 31, 2004. Such adjustments included inappropriate timing of income related to credits, rebates, or other lump-sum payments from suppliers, under and over-recorded liabilities related to various services provided to the Company, inappropriate adjustment (or lack of adjustment) to significant estimates within the financial statements, and misclassification of amounts within financial statement captions. A contributing factor was the lack of sufficient detail or clarity of existing policies to enable their proper application.
      In the fourth quarter of 2004, management adopted and distributed new policies to be applied in accounting for vendor rebates, credits and other lump-sum payments. Management has also revised its policies and procedures related to period-end accruals. Management conducted training sessions with the finance staff of each division to review these policies and to increase sensitivity and focus on the issues covered by the new policies and continues to monitor their implementation. Delphi has also initiated a project to review and update other accounting policies, establish written policies for areas where such polices do not exist and has engaged third party experts in accounting to assist in this effort. Management will continue to conduct training sessions throughout the organization to explain each of its policies and procedures adopted and require that accounting conclusions, assumptions and estimates are documented and supported by such accounting polices or relevant accounting literature in accordance with GAAP. Management will assess the effectiveness of the Company’s adherence to the accounting polices through ongoing monitoring activities.

Ineffective or inadequate controls over the administration and related accounting for contracts
      The Company does not have effective controls related to the administration and accounting for contracts. In particular, the Company does not have adequate controls to identify and analyze the terms and conditions, both written and unwritten, of new contracts, or procedures to identify, analyze, and properly record the impact of amendments, supplement letters, or other agreements related to existing contracts. As a result, transactions related to supplier and royalty agreements were not accounted for in accordance with GAAP, resulting in material adjustments to the consolidated financial statements as of December 31, 2004.
      Management is in the process of adopting formal contract administration procedures and will require consistent application throughout the organization. Management intends to document its contract administration procedures and periodically evaluate and test such procedures to prevent recurrences of the issues identified above. Although some areas in the organization have revised their contract administration procedures, best practices will be adopted throughout the organization. For example, changes were implemented in the second half of 2004 with respect to the administration of contracts for information technology services. These changes include the implementation of a contract administration procedure that requires documentation by finance, legal and information technology services that the contracts have been reviewed, including a summary of all pertinent transaction terms. Management is currently in the process of formalizing a broader contract administration review process that would extend beyond the information technology area. In addition, management has conducted and will continue to provide training throughout the organization to communicate the importance of documenting the economic substance and course of dealings related to the transaction, including any related amendments or correspondence between the parties, to facilitate the appropriate accounting for the transaction.

Ineffective “tone” within the organization related to the discouragement, prevention or detection of management override, as well as inadequate emphasis on thorough and proper analysis of accounts and financial transactions
      The principal instances of management override that evidenced a material weakness occurred prior to 2002 and notably, before the Company began the implementation and documentation of more stringent disclosure controls and procedures and the detailed assessment of its internal controls over financial reporting as required by the Sarbanes-Oxley Act. Since such period, the Company’s controls and procedures have strengthened. Despite such strengthening, which we believe will assist in detecting and preventing future incidents of this nature, we believe further action is needed to foster a culture that encourages those with concerns of management override to bring those to the prompt attention of management, whether directly or through the Company’s ethics line, so that those concerns can be evaluated and appropriate action taken. The principal remedial action taken to address this aspect is to ensure that those at the top not only set the right tone but also understand that they will be held personally accountable for the failure to foster an environment that encourages those with concerns to present them and to elevate and address those concerns constructively within the organization. Management has already begun putting together training programs and presentations to be disseminated throughout the organization, starting with the top executive officers, to instill lessons learned from the Audit Committee’s investigation as well as management’s assessment of internal controls, including clearly outlining the review and consultation protocol for non-routine transactions.
      Specific actions that have taken place since 2002 include:

•	Over the course of 2002, Delphi hired a new chief accounting officer and controller, a new vice president of purchasing, a full time in-house securities counsel and began transitioning to a new chief information officer. We believe each of these actions contributed to a strengthening of our internal controls. The chief accounting officer and controller oversaw the implementation of the Company’s disclosure controls and procedures, including the formation of a disclosure committee. These procedures have increased involvement of the Company’s functional and divisional heads, including the legal staff, in the financial reporting process, to assure that our quarterly and annual SEC filings fairly present Delphi’s financial position, results of operations and cash flows.

•	In the third quarter of 2002, Delphi established a disclosure committee to ensure that accounting policies are properly applied, that financial information disclosed is complete, informative and properly reflects the underlying substance of transactions and events, and when necessary, additional disclosure is presented to provide investors with a materially accurate and complete picture of the Company’s financial condition, results of operations and cash flows.

•	In March 2002, the effectiveness of the internal audit function was enhanced by appointing an officer of the Company and member of the Delphi Strategy Board to lead the internal audit staff. In addition, the Audit Committee recently determined that the vice president of Delphi’s corporate audit services shall serve as the Company’s Chief Compliance Officer with a dotted line reporting relationship directly to the Audit Committee. On June 9, 2005, this officer was appointed vice president and treasurer and a search for his replacement as vice president of Delphi’s corporate audit services is ongoing.

•	In the second quarter of 2003, the Board of Directors designated the Audit Committee as the Company’s Qualified Legal Compliance Committee in order that the general counsel and other legal staff members of the Company could expeditiously report any concerns they had regarding compliance, including management’s compliance with federal securities laws, directly to the Audit Committee.

•	In the third quarter of 2004, management designed a new quarterly control involving an independent review by the internal audit staff of “top-side” corporate level journal entries specifically aimed at detecting management override. In addition, Delphi recently increased the emphasis placed on the importance of documenting accounting decisions and review of journal entries by both the finance and internal audit staff.

      Management recognizes that many of the remedial actions it has taken or will take require continuous monitoring and evaluation for effectiveness, which will depend on maintaining a strong internal audit function. Until such time as the Company is able to identify a suitable replacement to lead its internal audit function, it will look to external experts to supplement its existing staff. Finally, the Company’s disclosure and financial reporting practices have responded to the increased disclosure requirements of the SEC, particularly the revised guidance regarding materiality and the focus on qualitative as well as quantitative factors in making such determinations, increased focus on disclosure of commitments and contingencies, including off-balance sheet financings, and a more stringent focus on the economic substance of transactions and relationships between parties in making decisions regarding the application of accounting policies and standards. This has been an evolving and iterative process and will continue as the Company evaluates its internal control over financial reporting and its disclosure controls and procedures.
* * * *
      Delphi recognizes that the tone at the top of the organization is a key entity-level control in any organization, particularly in terms of preventing or detecting management override. Management has proactively communicated the importance of strong entity-level controls, particularly those related to tone at the top, to all levels of the organization and reinforced the importance of integrating them into every aspect of the Company’s operations, processes and culture.
      Management and the Board of Directors will continuously consider whether additional changes in reporting relationships and responsibilities would strengthen the Company’s internal controls. As part of its quarterly review and annual assessment of internal controls over financial reporting and disclosure controls and procedures, the Company will continue to strive to strengthen and improve its controls.
      Management will review progress on these activities on a consistent and ongoing basis at the CEO level, across the senior management team and in conjunction with our Board of Directors. Management also plans on taking additional steps to elevate company awareness and communications of these important issues through formal channels such as company meetings, departmental meetings and training.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
      The names, ages and other positions with Delphi, if any, as of May 31, 2005 of each director are listed below.

Name	Age	Position	Term

J.T. Battenberg III	62	Chairman; CEO	since 1999
Robert H. Brust	61	Director	since 2001
Virgis W. Colbert	65	Director	since 1999
Oscar de Paula Bernardes Neto	58	Director	since 1999
David N. Farr	50	Director	since 2002
Dr. Bernd Gottschalk	61	Director	since 2000
Shoichiro Irimajiri	65	Director	since 1999
Craig G. Naylor	56	Director	since 2005
Cynthia A. Niekamp	46	Director	since 2003
Rodney O’Neal	51	President & COO	since 2005
John D. Opie	67	Director	since 1999
      Mr. Battenberg has led Delphi and its predecessor, the GM Automotive Components Group Worldwide (“ACG Worldwide”) since 1992. Mr. Battenberg is on the Board of Trustees of Kettering University, Columbia University Business School and the National Advisory Board for J.P. Morgan Chase & Co. He is also a member of the Business Roundtable and Chairman of its Fiscal Policy Task Force, the Business Council Executive Committee, the Group of 100, Economic Club of Detroit and FIRST (For Inspiration and Recognition of Science and Technology).
      Other Directorships: Sara Lee Corporation.
      Mr. Brust was named Chief Financial Officer and Executive Vice President of Eastman Kodak Company, effective January 3, 2000. Prior to joining Eastman Kodak Company, Mr. Brust was Senior Vice President and Chief Financial Officer of Unisys Corporation. He joined Unisys Corporation in 1997, where he directed the company’s financial organization, including treasury, control, tax, information systems, mergers and acquisitions, strategy, procurement, and investor relations. He is a member of The Conference Board Council of Financial Executives. Before working at Unisys Corporation, he spent 31 years at General Electric Company. Mr. Brust is Chairman of the Audit Committee of Delphi’s Board of Directors.
      Mr. Colbert was appointed Executive Vice President for Miller Brewing Company in July 1997. He has held several manufacturing and production positions since joining Miller in 1979. He is the former Chairman of the Board of Trustees of Fisk University. Mr. Colbert is Chairman of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
      Other Directorships: The Manitowoc Company, Inc., The Stanley Works.
      Mr. Bernardes is the Senior Partner and Chairman of LID Group. He was Chief Executive Officer of Bunge International from 1996 to 1999. Before joining Bunge, Mr. Bernardes was a senior partner with Booz Allen & Hamilton. He also has over 15 years of consulting experience, including several projects related to the automotive industry in South America. Mr. Bernardes is a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors, and previously served as a member of the Audit Committee of Delphi’s Board of Directors.

      Other Directorships: Bunge Brasil S.A., Gerdau S.A., Johnson Electric Holdings Ltd., Companhia Suzano de Papel e Celulose.
      Mr. Farr was named CEO of Emerson in October 2000 and was elected to the additional position of Chairman of the Board in September 2004. He joined Emerson in 1981. Mr. Farr is a member of the Business Council and the Civic Progress Group of St. Louis, Missouri. He is also a member of the Webster University Board of Trustees and the Municipal Theatre Association of St. Louis. Mr. Farr is Chairman of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
      Other Directorships: Emerson Electric Co.
      Dr. Bernd Gottschalk has been President of the Association of the German Automotive Industry since 1996. Previously, Dr. Gottschalk worked at Mercedes-Benz AG since 1972 in various positions, such as plant manager in Mannheim and President of Mercedes-Benz do Brasil in São Paulo. As a member of the Board of Management of Mercedes-Benz AG, he was responsible for the company’s worldwide commercial vehicle business. Dr. Gottschalk is a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
      Other Directorships: Fuchs Petrolub AG, J.M. Voith AG, Hoffmann La Roche Grenzach AG Germany, Thyssen Krupp Automotive AG.
      Mr. Irimajiri held various positions within Sega Enterprises, Ltd. including President and Representative Director for Sega from 1994 to 2000. Before joining Sega, Mr. Irimajiri had been an Executive Vice President at Honda Co. Ltd. since 1990. He had been associated with Honda since 1963. Mr. Irimajiri is also Chairman of Asahi Tec Corporation. Mr. Irimajiri is a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
      Other Directorships: Happinet Corporation, Asahi Tec Corporation.
      Mr. Naylor was named Group Vice President, DuPont Electronic & Communication Technologies in March 2004. Prior to that position, Mr. Naylor served as Group Vice President, Asia Pacific from January 2004, as Group Vice President DuPont Performance Materials from 2002 to 2004, and as Group Vice President and GM, Engineering Polymers, Fluoroproducts and Packaging & Industrial Polymers from 2000 to 2002. He joined E.I. du Pont de Nemours and Company in 1970. Mr. Naylor is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
      Ms. Niekamp was named President & General Manager, TorqTransfer Systems, Vice President, BorgWarner, Inc. in July 2004. Ms. Niekamp previously served as Senior Vice President and Chief Financial Officer of MeadWestvaco Corporation. Prior to that position, Ms. Niekamp served as Senior Vice President and was responsible for corporate strategy as well as the company’s Specialty Chemical and Specialty Paper businesses. She joined The Mead Corporation in 1995 as Vice President, Corporate Strategy and Planning. In 1998, she was named President of the Mead Specialty Paper division. Prior to joining Mead, Ms. Niekamp held several positions with TRW, including Managing Director of TRW Transportation Systems, Director of Operations for TRW Technar Automotive Sensor Operations and Vice President, Planning and Development for the Engine and Aftermarket Group. Ms. Niekamp is a member of the Audit Committee of Delphi’s Board of Directors.
      Mr. O’Neal was named President and Chief Operating Officer of Delphi Corporation effective January 7, 2005. Prior to that position Mr. O’Neal served as President of the Dynamics, Propulsion and Thermal sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Dynamics, Propulsion, Thermal & Interior sector. He assumed additional responsibility for Europe and South America in January 2004. He had been Executive Vice President of Delphi and President of the former Safety, Thermal and Electrical Architecture sector since January 2000. Previously, he had been Vice President and President of Delphi Interior Systems since November 1998 and General Manager of the former Delphi Interior & Lighting Systems since May 1997. He is a member of the Executive Leadership Council.
      Other Directorships: Goodyear Tire & Rubber Company.

      Mr. Opie is the former Vice Chairman of the Board and Executive Officer for General Electric Company. He had been associated with General Electric Company since 1961 in numerous management positions, including Vice President of the Lexan and Specialty Plastics Divisions, President of the Distribution Equipment Business Division and President of General Electric Company’s Lighting Business from 1986 to 1995. He also is a Life Trustee of Michigan Tech. University. Mr. Opie is Lead Independent Director of Delphi’s Board of Directors and is an ex officio member of the Audit Committee, the Compensation and Executive Development Committee and the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
      Other Directorships: Wal-Mart.
EXECUTIVE OFFICERS
      The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.
AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
      The Audit Committee of the Board of Directors is a separately designated standing committee. During 2004, the Audit Committee was composed of four individuals, including the Chairman, Robert H. Brust, Cynthia A. Niekamp, Oscar De Paula Bernardes Neto and John D. Opie, ex officio, each of whom is independent as that term is used in section 10A(m)(3) of the Exchange Act. The Board of Directors has determined that Mr. Brust, presently the Chief Financial Officer and an Executive Vice President of Eastman Kodak Company and previously the Chief Financial Officer and a Senior Vice President of Unisys Corporation, both publicly traded global manufacturing companies; and Ms. Niekamp, President & General Manager, TorqTransfer Systems, Vice President, BorgWarner, Inc. and previously the Chief Financial Officer and a Senior Vice President of MeadWestvaco, both publicly traded global manufacturing companies, are each an audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission. In addition, the Board of Directors has determined that Messrs. Opie and Bernardes each have significant experience in reviewing, understanding and evaluating financial statements and is financially literate, as such term has been defined by the listing standards of the New York Stock Exchange. The Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com). In February of 2005, Mr. Bernardes was reassigned from the Audit Committee to the Corporate Governance and Public Issues Committee, with the result that the Audit Committee is presently composed of three individuals.
NOMINATION TO BOARD OF DIRECTORS
      The Corporate Governance and Public Issues Committee of the Board of Directors considers stockholder suggestions for nominees for directors. There have been no changes in the procedures by which shareholders may recommend nominees to the Board of Directors.
SECTION 16(b)
      Based solely on a review of filings, all persons subject to the reporting requirements of Section 16(b) filed the required reports on a timely basis for the fiscal year ended 2004.
CODE OF ETHICS
      Delphi has adopted a written code of ethics, “The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity,” which is applicable to all Delphi directors, officers and employees, including the Company’s chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Commission’s rules and regulations a copy of the code, as amended, was filed as an exhibit to this report and is posted on our website. Delphi intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.delphi.com.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The table below shows compensation information for J. T. Battenberg III, who served as our chief executive officer in 2004, and our four next highest paid executive officers as of the end of 2004. None of the executive officers named in the Summary Compensation Table received an increase in base salary during 2004. Mr. Battenberg’s 2004 salary, as reported below, reflects the full year impact of the increase he received in 2003.

					Long-Term Compensation

					Awards		Payouts
		Annual Compensation
					Restricted	Securities	Long-Term
				Other Annual	Stock Unit	Underlying	Incentive	All Other
Name and				Compensation	Awards	Options	Payouts	Compensation
Principal Position(1)	Year	Salary ($)	Bonus ($)	($)(2)	($)(3)	(#)	($)(4)	($)(5)

J. T. Battenberg III	2004	1,700,000	0	115,887	1,889,271	838,000	0	51,466
Chairman of the	2003	1,675,000	0	107,477	1,213,920	960,000	732,000	52,213
Board and Chief	2002	1,600,000	2,100,000	93,682	2,100,000	605,882	945,000	16,458
Executive Officer
Donald L. Runkle	2004	1,000,000	0	n/a	633,515	281,000	0	16,624
	2003	1,000,000	0	76,586	385,673	305,000	340,000	19,249
	2002	950,000	765,000	69,599	800,000	174,191	472,500	0
Alan S. Dawes	2004	960,000	0	n/a	633,515	281,000	0	15,960
	2003	960,000	0	n/a	385,673	305,000	320,000	18,480
	2002	850,000	800,000	n/a	800,000	166,618	425,250	0
Rodney O’Neal	2004	860,000	0	n/a	613,224	272,000	0	14,296
Director, President	2003	860,000	0	62,165	373,028	295,000	280,000	16,553
and Chief Operating	2002	725,000	760,000	53,596	775,000	151,471	378,000	0
Officer
David B. Wohleen	2004	825,000	0	n/a	613,224	272,000	0	13,714
Vice Chairman	2003	825,000	0	n/a	373,028	295,000	280,000	15,880
	2002	700,000	740,000	n/a	750,000	151,471	378,000	0
Notes

(1)	The titles noted above are the officers’ current titles. Prior to January 7, 2005 the titles were as follows: J. T. Battenberg III, Chairman, Chief Executive Officer and President; Donald L. Runkle, Vice Chairman — Enterprise Technologies; Alan S. Dawes, Vice Chairman and Chief Financial Officer; Rodney O’Neal, President, Dynamics, Propulsion and Thermal sector; David B. Wohleen, President, Electrical, Electronics, Safety & Interior sector. As previously announced Mr. Runkle is retiring from the Company effective July 1, 2005. Mr. Dawes resigned from the Company effective March 4, 2005.

(2)	This amount includes benefits from the use of corporate transportation in 2004, including compensation to the individuals for personal use by the executive and the executive’s family of company aircraft. The amount included for personal use of the company aircraft represents the amount imputed to them as compensation for federal income tax purposes ($61,079 for Mr. Battenberg and negligible amounts for each of the other named executive officers). The executive security program approved by our Board of Directors requires that Mr. Battenberg, as Chairman use company aircraft for personal as well as business travel. We believe this requirement is for the company’s benefit rather than a personal benefit or perquisite to the executives and therefore we have not included the incremental cost of such transportation in the above table. We allow the other named executive officers limited personal use of the aircraft at a personal expense to them. The incremental cost to the company of providing each the following named executives with use of the aircraft for personal transportation is J. T. Battenberg III $206,264; Donald L. Runkle $52,880; Alan S. Dawes $74,071; Rodney O’Neal $35,684; David B. Wohleen $7,975.

(3)	Shows value of restricted stock units granted on May 7, 2004 as of the date of grant. The market value of the shares represented by total restricted stock units held on and as of December 31, 2004, is reflected in the 2004 column of the table below. Additional restricted stock units vested, as indicated below, on January 3, 2005 and have been included in the “Shares Beneficially Owned” column of the Stock Ownership of Management and More Than 5% Stockholders table in this Form 10-K. Listed below are the total number of shares represented by all restricted stock units, by year, allocated to the named executive officers as of December 31, 2004, including dividend equivalents, and the market values of such shares (based on the closing price of our common stock on the New York Stock Exchange as of December 31, 2004).

	2002		2003		2004		Total RSU Grants

Named Executive	Balance	Mkt. Value	Balance	Mkt. Value	Balance	Mkt. Value	Balance	Mkt. Value

J. T. Battenberg III	126,058	$1,137,043	100,373	$905,364	191,541	$1,727,700	417,972	$3,770,107
Donald L. Runkle	48,023	$433,167	31,890	$287,648	64,228	$579,337	144,141	$1,300,152
Alan S. Dawes	48,023	$433,167	31,890	$287,648	64,228	$579,337	144,141	$1,300,152
Rodney O’Neal	46,522	$419,628	30,844	$278,213	62,171	$560,782	139,537	$1,258,624
David B. Wohleen	45,021	$406,089	30,844	$278,213	62,171	$560,782	138,036	$1,245,085

The vesting schedule for restricted stock units granted in 2002 is as follows: 25% on January 2, 2003, 25% on January 3, 2005 and 50% on January 2, 2017 or at retirement, whichever occurs earlier. The vesting schedule for restricted stock units granted in 2003 is as follows: one-third on April 26, 2004, one-third on April 24, 2006 and one-third on April 24, 2008. The vesting schedule for restricted stock units granted in 2004 is as follows: one-third on May 7, 2007, one-third on May 7, 2008 and one-third on May 7, 2009.

(4)	Reflects long-term incentive payouts as follows:

Under the Delphi Corporation Performance Achievement Plan, which was replaced by the Long-Term Incentive Plan in 2004. Performance Periods 2000-2002, 2001-2003, and 2002-2004. For the 2001-2003 plan, in conjunction with the Compensation Committee’s review of Delphi’s strategic business plan and management’s performance over the preceding three years, the Committee noted continued progress toward the strategic goals, further customer diversification, strong operating cash flow and the Company’s maintenance of an investment grade credit rating, despite rising U.S. pension and OPEB costs and lower customer vehicle production rates. The Committee measured performance against one of the established performance goals, return on net assets, recognizing the impact of lower discount rates and asset returns on U.S. pension and OPEB costs and approved a corresponding payout at the threshold level. In 2004, also in conjunction with the Board’s review of Delphi’s strategic business plan, we modified, for all the outstanding Long-Term plans (2002-2004 and 2003-2005), the established goals for the 2003, 2004, and 2005 performance years to reflect a greater emphasis on meeting certain threshold cash flow targets as part of the overall performance and individual executive objectives.

(5)	Includes matching contributions by Delphi under the Savings-Stock Purchase Plan and the values of certain credits provided to the named executive officers under the Benefit Equalization Plan-Savings, which are shown together in the “Savings Plans” column in the table below for 2004, and the value of the insurance premium paid by Delphi with respect to the Delphi Executive Split-Dollar Endorsement Plan, a life insurance policy for the benefit of Mr. Battenberg, which is shown in the “Imputed Income” column in the table below for 2004. Under the Benefit Equalization Plan, Delphi provides benefits substantially equal to benefits that could not be provided under the Savings-Stock Purchase Plan because of limitations under the Internal Revenue Code.

Named Executive	Savings Plans ($)	Imputed Income ($)

J. T. Battenberg III	28,261	23,205
Donald L. Runkle	16,624	—
Alan S. Dawes	15,960	—
Rodney O’Neal	14,296	—
David B. Wohleen	13,714	—

Upon the death of Mr. Battenberg, Delphi would be reimbursed for its premiums paid on the Executive Split-Dollar Endorsement Plan.
Option Grants in Last Fiscal Year
      The following table shows the stock options granted in 2004 to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted to these officers.

		% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees	Exercise		Grant Date
	Options	in Fiscal	Price	Expiration	Present
Name	Granted (#)(1)	Year	($/Sh.)(2)	Date(1)	Value ($)(3)

J. T. Battenberg III	838,000	12.26%	$10.02	April, 2014	$2,530,760
Donald L. Runkle	281,000	4.11%	$10.02	April, 2014	$848,620
Alan S. Dawes	281,000	4.11%	$10.02	April, 2014	$848,620
Rodney O’Neal	272,000	3.98%	$10.02	April, 2014	$821,440
David B. Wohleen	272,000	3.98%	$10.02	April, 2014	$821,440
Notes

(1)	These options were granted on May 7, 2004 and include both non-qualified and incentive stock options. One-third of each option grant becomes exercisable on May 7 of each of 2005, 2006 and 2007. The incentive stock options expire ten years from the date of grant and the non-qualified options expire two days later. If a grantee retires, becomes disabled, or dies, his or her pro-rated options continue to be exercisable up to the earlier of the normal expiration date or five years in the case of retirement and three years if the grantee becomes disabled or dies. In most other instances of employment termination, all rights end upon termination. Optionees are subject to certain conditions, including refraining from competitive activity after they retire from Delphi or otherwise cease employment with Delphi under circumstances in which they retain their options. Options generally cannot be transferred except through inheritance.

(2)	The exercise price of the stock options is the average of the high and low selling prices as reported in the Wall Street Journal on the grant date.

(3)	These values were determined based on the Black-Scholes option pricing model. Calculation of the Grant Date Present Value was based on the following assumptions: Exercise of an option within the first five years after its grant, price volatility of 37.4%, a risk free rate of return of 4.1% and a dividend yield of 2.8%. No adjustments were made for non-transferability. Our use of this model does not necessarily mean that we believe that this model accurately determines the value of options. The ultimate value of the options in this table depends upon each holder’s individual investment decisions and the actual performance of Delphi’s common stock.

Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End
      The following table shows information concerning the options exercised in 2004 by each of the executive officers named in the Summary Compensation Table and the value of options held by such executives at the end of 2004. No stock appreciation rights are held by any named executive officer.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options
	Delphi Shares		Options at FY-End (#)	at FY-End ($)(1)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

J. T. Battenberg III	0	0	3,696,092/ 1,679,961	$188,800/ $377,600
Donald L. Runkle	0	0	967,689/ 542,398	$59,983/ $119,967
Alan S. Dawes	0	0	1,028,481/ 539,874	$59,983/ $119,967
Rodney O’Neal	0	0	862,596/ 519,158	$58,016/ $116,034
David B. Wohleen	0	0	849,049/ 519,158	$58,016/ $116,034
Notes

(1)	These year-end values represent the difference between the fair market value of Delphi’s common stock underlying options (based on the stock’s closing price on the New York Stock Exchange on December 31, 2004) and the exercise prices of the options. The closing price of Delphi’s common stock on the New York Stock Exchange on December 31, 2004 was $9.02. “In-the-money” means that the fair market value of the underlying stock is greater than the option’s exercise price on the valuation date.
Long-Term Incentive Plan-Awards in Last Fiscal Year
      The following table shows information on 2004 grants of incentive awards to the executive officers named in the Summary Compensation Table.

		Performance or
		Other Period	Estimated Future Payouts Under
	Number of	Until	Non-Stock-Price-Based Plans(2)
	Shares, Units or	Maturation or
Name	Other Rights(1)	Payout	Threshold ($)	Target ($)	Maximum ($)

J. T. Battenberg III	$2,514,000	2004-2006	$1,005,600	$2,514,000	$5,028,000
Donald L. Runkle	$843,000	2004-2006	$337,200	$843,000	$1,686,000
Alan S. Dawes	$843,000	2004-2006	$337,200	$843,000	$1,686,000
Rodney O’Neal	$816,000	2004-2006	$326,400	$816,000	$1,632,000
David B. Wohleen	$816,000	2004-2006	$326,400	$816,000	$1,632,000
Notes

(1)	Incentive awards under the Delphi Corporation Long-Term Incentive — Cash Award Plan are denominated in dollars.

(2)	Relates to payment of incentive awards under the Delphi Corporation Long-Term Incentive Plan for performance during 2004 through 2006. If the threshold performance level is met or exceeded, the percentage of the incentive award that may be paid to participants will depend on the extent to which the established performance target for the three-year performance period is achieved, but will not exceed the maximum level. If the threshold performance level is not met, no awards will be paid.
      Under the Delphi Corporation Long-Term Incentive Award, eligible employees may receive long-term incentive awards which are based on performance during a period that may be at least two years and not more than five years. The final amount of the award depends on whether the performance goals are achieved as well as on the employee’s individual performance.

      Delphi’s Compensation and Executive Development Committee decides the dollar amount of a final award by determining how completely certain performance goals were achieved. Typically, these awards are granted each year, but they are not paid unless the performance goals are achieved over the three-year performance period. Performance goals for these awards reported in the table cover the 2004-2006 period and include the same performance measures for each of the named executive officers. The performance goals and the mechanics of receiving a final award are more fully discussed under “Compensation and Executive Development Committee Report on Executive Compensation — Long-Term Incentives” appearing earlier in this section.
      Final awards made to the named executive officers under the Delphi Corporation Performance Achievement Plan (which expired in 2004 and was replaced by the Long-Term Incentive Plan), for the 2000-2002, 2001-2003, and 2002-2004 performance periods are reported under the “Long-Term Incentive Payouts” column in the Summary Compensation Table.
      Generally, an employee’s outstanding incentive awards are cancelled if the employee quits, is discharged or ceases employment with Delphi under similar circumstances, or engages in competitive activity after termination. An employee’s rights under any award are forfeited if an employee acts against Delphi’s interests.
Retirement Programs
      The retirement program for our executives in the United States consists of two plans. One plan, the Delphi Retirement Program for Salaried Employees, is a qualified plan for purposes of the Internal Revenue Code. We also have a plan that is not considered a qualified plan under the Internal Revenue Code, the Supplemental Executive Retirement Program (“SERP”). SERP provides for an executive to receive a benefit equal to the greater of that calculated under a regular method (“Regular SERP Benefit”) or an alternative method (“Alternative SERP Benefit”), under circumstances described below. Generally, under the Delphi Retirement Program for Salaried Employees and the Supplemental Executive Retirement Program, an executive’s service with General Motors Corporation prior to January 1, 1999 is taken into account when determining service with Delphi for purposes of the plans, so that time that the executive worked for General Motors Corporation is counted as if the executive worked for Delphi during that time.
      The Delphi Retirement Program for Salaried Employees is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (“IRC”). In general, the Delphi Retirement Program for Salaried Employees consists of “Part A” and “Part B” benefits for an executive hired prior to January 1, 2001 or with a length of service date prior to January 1, 2001. The benefits for an executive hired on or after January 1, 2001 or with a length of service date on or after January 1, 2001 are contained in “Part C”. Part A of the Delphi Retirement Program for Salaried Employees provides benefits under a formula based on years of credited service and an applicable benefit rate. Part B of the Delphi Retirement Program for Salaried Employees provides benefits under a formula based on years of Part B credited service and upon the average of the highest five years of base salary received during the final ten years of service, subject to certain benefit limitations imposed by the IRC. In addition, under Part B, Delphi provides employees with an annual retirement benefit equal to the sum of 100% of the Part B contributions they made to the General Motors Retirement Program for Salaried Employees on or after October 1, 1979, or to the Delphi Retirement Program for Salaried Employees on or after January 1, 1999, and lesser percentages of their contributions made to the General Motors Retirement Program for Salaried Employees prior to October 1, 1979. If eligible employees elect not to contribute to Part B of the Delphi Retirement Program for Salaried Employees, they are entitled to receive the Part A benefits only. Benefits under the Delphi Retirement Program for Salaried Employees vest after five years of credited service and are payable on an unreduced basis at age 65 at the rate in effect as of the last day worked. Part C of the Delphi Retirement Program for Salaried Employees provides a non-contributory benefit to eligible employees. Delphi contributes 4% of an eligible employee’s base pay which is called the “pay credit”.

Interest, based on the 30-year Treasury security or such other rate as specified by the Commissioner of the Internal Revenue Service, is credited to the account on September 30th of each plan year or as soon thereafter as administratively feasible. This is referred to as the “interest credit”. Upon retirement, the employee is entitled to the Part C account balance, consisting of the accumulated pay credits and interest credits, in either a lump sum or an annuity.
      If an eligible executive makes Part B contributions to the Delphi Retirement Program for Salaried Employees, the executive may also be eligible to receive a non-qualified Regular SERP Benefit. The sum of the Delphi Salaried Retirement Program’s benefits plus the Regular SERP Benefit will provide an eligible executive with the following total annual retirement benefits: 2% times years of Part B credited service times the average of the highest five of the last ten years average annual base salary, minus a portion (based on years of credited service) of the maximum annual Social Security benefit in the year of retirement payable to a person who is eligible for an unreduced benefit.
      The table below shows the estimated total annual Delphi Retirement Program for Salaried Employees benefits (under Part A and Part B) plus the Regular SERP Benefit (assuming the executive qualifies). The chart gives an average annual base salary as of December 31, 2004. Such amount would be paid in 12 equal monthly installments per year to executives retiring in 2004 at age 65. If the executive elects to receive such benefits with a 65% survivor option, the amounts shown would generally be reduced from 5% to 11% depending upon the age differential between spouses.

	Years of Part B Credited Service

Average Annual Base Salary(1)	15	25	35	45

$ 350,000	$98,254	$163,756	$229,258	$294,761
600,000	173,254	288,756	404,258	519,761
850,000	248,254	413,756	579,258	744,761
1,100,000	323,254	538,756	754,258	969,761
1,350,000	398,254	663,756	929,258	1,194,761
1,600,000	473,254	788,756	1,104,258	1,419,761

(1)	Average annual base salary means the average of the highest five years of base salary paid during the final ten calendar years of service preceding an executive’s retirement.
      The average annual base salary and the years of Part B credited service which may be considered in the Regular SERP Benefit calculation as of December 31, 2004 for each of the named executive officers are as follows: J. T. Battenberg III — $1,567,500 — 42 years; Donald L. Runkle — $910,000 — 36 years; Alan S. Dawes — $834,000 — 23 years; Rodney O’Neal — $729,000 — 32 years; and David B. Wohleen — $690,000 — 26 years. The annual base salary of each named executive officer for the most recent year(s) considered in the calculation reported here is shown in the “Salary” column of the Summary Compensation Table appearing earlier in this section.
      Executives may be eligible to receive the Alternative SERP Benefit instead of the Regular SERP Benefit if they abide by certain agreements with Delphi, such as, for example, an agreement not to work for any competitor of Delphi or act in any manner contrary to the best interest of Delphi. If the executive makes such an agreement and qualifies for the Alternative SERP Benefit, he or she will receive the greater of the Regular SERP Benefit or the Alternative SERP Benefit. The sum of the Delphi Salaried Retirement Program’s benefits, plus the Alternative SERP Benefit, will provide an eligible executive with total annual retirement benefits equal to 1.5% times eligible years of Part B credited service up to a maximum of 35 years, times the average of the highest five of the last ten years average annual total direct compensation, minus 100% of the maximum annual Social Security benefit in the year of retirement payable to a person who is eligible for an unreduced benefit.

      The following table shows the estimated total annual Delphi Salaried Retirement Program benefits (under Part A and Part B) plus the Alternative SERP Benefit (assuming the executive qualifies). The figures are based upon average annual compensation as of December 31, 2004. Delphi would pay the benefit in 12 equal monthly installments per year to executives retiring in 2005 at age 65. If the executive elects to receive such benefits with a 65% survivor option, the amounts shown would generally be reduced from 5% to 11%, depending upon the age differential between spouses.

	Eligible Years of Part B Credited Service
Average Annual Total Direct
Compensation(1)	15	20	25	30	35

$ 680,000	$130,512	$181,512	$232,512	$283,512	$334,512
1,360,000	283,512	385,512	487,512	589,512	691,512
2,040,000	436,512	589,512	742,512	895,512	1,048,512
2,720,000	589,512	793,512	997,512	1,201,512	1,405,512
3,400,000	742,512	997,512	1,252,512	1,507,512	1,762,512
4,080,000	895,512	1,201,512	1,507,512	1,813,512	2,119,512

(1)	Average annual total direct compensation means the sum of the average annual base salary and the average of the highest five annual incentive awards earned in respect of the final ten calendar years of service preceding an executive’s retirement.
      The average annual total direct compensation and the eligible years of Part B credited service which may be considered in the Alternative SERP calculation as of December 31, 2004 for each of the named executive officers is as follows: J. T. Battenberg III — $3,296,500 — 35 years (capped at maximum); Donald L. Runkle — $1,547,000 — 35 years (capped at maximum); Alan S. Dawes — $1,441,400 — 23 years; Rodney O’Neal — $1,294,400 — 32 years; and David B. Wohleen — $1,220,000 — 26 years. The annual total direct compensation of each named executive officer for the most recent year(s) considered in the calculation reported here is reported in the “Salary” and “Bonus” columns of the Summary Compensation Table appearing earlier in this section.
      The Regular SERP Benefit and the Alternative SERP Benefit can be reduced or eliminated for both retirees and active employees by Delphi’s Compensation and Executive Development Committee.
Related Party Transactions
      As required by our bylaws, we have agreed to indemnify, to the fullest extent permitted and in the manner required by the laws of the State of Delaware, certain present and former officers of the Corporation, including several of the named executive officers, for attorney’s fees and other expenses they incur in connection with the previously disclosed ongoing investigation of the Securities and Exchange Commission into certain accounting matters. We have also agreed to indemnify certain former and current employees in the same manner and to the same extent. Our obligation to indemnify officers and our voluntary indemnification of other employees, is subject to the requirement in our bylaws that any indemnified person reimburse us for any expenses we advance in the event such person’s conduct is ultimately found to have been not in good faith, not in the best interests of the company, or such person had reasonable cause to believe his conduct was unlawful.
      As disclosed on Form 8-K filed on May 18, 2005 Delphi and Mr. Donald L. Runkle, former Delphi vice chairman, enterprise technologies, reached an agreement on the terms of Mr. Runkle’s early retirement from Delphi and the transitional services that he will provide prior to retirement effective July 1, 2005. Additionally, as disclosed on Form 8-K filed on June 24, 2005 Delphi entered into a special retention agreement with Mr. Rodney O’Neal, president and chief operating officer.

Change in Control Agreements
      In early 2000, Delphi entered into updated change in control agreements with its officers, whom we refer to here as participants, including each of the executives named in the Summary Compensation Table. The change in control agreements provide certain benefits to each participant upon the occurrence of a change in control of Delphi and additional benefits if the employment of a participant is terminated for certain reasons after a change in control.
      A change in control is defined in the change in control agreements as: (i) the acquisition by any person, other than Delphi or any subsidiary of Delphi, of beneficial ownership of 25 percent or more of the outstanding common stock or of common stock carrying votes sufficient to elect a majority of the directors of the company; (ii) members of the company’s board of directors who constitute the entire board as of the date of a participant’s change in control agreement, together with any new directors whose election to the board was approved by at least two-thirds of the directors then in office who had been directors as of the date of the participant’s change in control agreement, cease to constitute a majority of the board; (iii) certain mergers, consolidations and other reorganizations of Delphi in which Delphi is not the surviving corporation; (iv) any sale, lease, exchange or other transfer of 50% or more of the assets of Delphi; or (v) a liquidation or dissolution of Delphi.
      Upon the occurrence of a change in control, a participant is entitled to the following payments and benefits:

•	all of the participant’s unvested options will vest and become immediately exercisable in accordance with their terms;

•	all of the participant’s unvested restricted stock units will vest and the company will deliver to the participant stock certificates and/or, at the participant’s option, cash in an amount equal to the value of the restricted stock units;

•	all of the participant’s target awards, calculated based on the greater of 150% of the initial awards or 150% of the forecasted payout level at the time of the change in control, will be fully “funded” by the company contributing amounts equal to such awards to a “rabbi trust” and will thereafter be paid to the participant at the times contemplated by the plans under which the awards were made;

•	any compensation previously deferred at the election of the participant, together with accrued interest or earnings, will be “funded” by the company contributing amounts equal to such deferrals and accrued interest or earnings to a rabbi trust, which amounts will be paid to the participant as previously directed by the participant;

•	the company will contribute to a rabbi trust an amount equal to the present value of the Regular SERP Benefit or the Alternative SERP Benefit, which amount will be paid to the participant under the terms of the Supplemental Executive Retirement Program at the same time as his or her benefits under the Delphi Salaried Retirement Program are paid to him or her; if the participant does not become vested in his or her retirement benefit under the Delphi Salaried Retirement Program, then the present value of the Regular SERP Benefit or the present value of the Alternative SERP Benefit will be paid to the participant within 30 days after his or her separation from service with the company; solely for purposes of calculating the Regular SERP Benefit and/or the Alternative SERP Benefit, the participant’s benefit under the Delphi Salaried Retirement Program will be calculated with additional year(s) of service equal to the multiplier (1, 2 or 3) described below and with the additional compensation paid as a result of such multiplier;

•	a participant will be deemed fully vested in his or her benefit under any tax-qualified defined benefit plans of the company so that if he or she separates from service with the company before actually becoming vested in such benefits, the company will pay him or her an amount equal to the present value of his or her accrued benefits under such plans;

•	a participant will be deemed fully vested in his or her benefit under any tax-qualified defined contribution plans of the company so that if he or she separates from service with the company before actually becoming vested in such benefits, the company will pay him or her an amount equal to the excess of his or her account balance under such plans over the vested account balance.

      Additional payments and benefits are payable to a participant who ceases to be employed by the company during the three years following a change in control under any of the following circumstances:

•	the company terminates the participant’s employment other than “for cause,” i.e., for any reason other than the participant’s willful failure to perform substantially his or her duties or the conviction of the participant for a felony;

•	the participant terminates his or her employment if, without his or her consent, (i) his or her salary and other compensation or benefits are reduced for reasons unrelated to the company’s or the participant’s performance, (ii) his or her responsibilities are negatively and materially changed, (iii) he or she must relocate his or her work location or residence more than 25 miles from its location as of the date of the change in control or (iv) the company fails to offer him or her a comparable position after the change in control;

•	during the one-month period following the first anniversary of the change in control, the participant ceases to be employed by the company for any reason other than for cause.
      The additional payments and benefits payable in the circumstances described above are:

•	payment in cash of (i) the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid, together with accrued vacation pay and (ii) a multiple (either 1, 2 or 3) of the greater of (x) the participant’s annual base salary plus his or her target bonus, each for the year in which the change in control occurs, and (y) the participant’s annual base salary plus his or her target bonus, each for the year in which his or her employment is terminated;

•	continuation by the company of the participant’s health and life insurance coverage for 36 months after the termination date;

•	reimbursement from the company of up to $50,000 for expenses related to outplacement services;

•	continued use of the participant’s company car and/or any applicable car allowance for one year after the termination date, plus payment by the company of any amounts necessary to offset any taxes incurred by the participant by reason of the company’s car-related payments;

•	provision by the company of investment advisory services comparable to those services available to the participant as of the date of his or her change in control agreement, for two years after the termination date; and

•	payment by the company of the participant’s legal fees resulting from any dispute resolution process entered into to enforce his or her change in control agreement, plus payment by the company of the gross-up amount necessary to offset any taxes incurred by the participant by reason of such payments by the company.
      If a participant voluntarily terminates employment during the term of his or her change in control agreement, other than in any of the negative situations imposed without his or her consent described above and other than during the one-month period after the first anniversary of the change in control also described above, the participant’s change in control agreement will terminate and the company’s only obligation will be to pay the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid and any previously deferred compensation. Upon the termination of a participant’s employment due to his or her death or incapacity (other than during the one-month period after the first anniversary of the change in control described above), his or her change in control agreement will terminate and the company’s only obligation will be to pay the participant’s annual base salary through the termination date, any accrued vacation pay and any previously deferred compensation.
      A participant is also entitled to receive a payment by the company to offset any excise tax under the excess parachute payment provisions of section 4999 of the Internal Revenue Code that has been levied against the participant for payments that the company has made to, or for the benefit of, him or her

(whether or not such payments are made pursuant to the participant’s change in control agreement). The payment by the company will be “grossed up” so that after the participant pays all taxes (including any interest or penalties with respect to such taxes) on the payment, the participant will retain an amount of the payment equal to the excise tax imposed.
      The change in control agreements place certain restrictions on the ability of a participant whose employment with the company has terminated to disclose any confidential information, knowledge or data about the company or its business. Also, the terms of any noncompetition agreement between a participant and the company (including the noncompetition provisions contained in the Supplemental Executive Retirement Program as it relates to payment of the Alternative SERP Benefit and in various benefit plans) will cease to apply to a participant if, and on the date that, the participant’s employment with the company is terminated for any reason after a change in control.
Compensation of Directors
      Because Delphi believes that director compensation should be aligned with the interests of our shareholders, we link a significant component of our directors’ compensation to the value of our stock. We do not pay directors who are also our employees additional compensation for their service as directors or committee members. In 2004, the compensation for our non-management directors was structured as follows:

•	The lead independent director received an annual retainer of $100,000 in cash and $200,000 in common stock units;

•	The other non-employee directors received an annual retainer of $55,000 in cash and $85,000 in common stock units;

•	The chairman of the Audit Committee received an additional retainer of $15,000 in cash; and

•	The chairman of the Compensation and Executive Development Committee and the chairman of the Corporate Governance and Public Issues Committee each received an additional retainer of $10,000 in cash.
      The portion of each non-management director’s annual compensation that is paid in common stock units is automatically deferred until he or she no longer serves on our Board. The outstanding common stock unit balance will accrue dividend equivalents on a quarterly basis and be paid out in cash when the Director leaves the Board.
      Our non-management directors also have the option to defer the cash portion of their fees into common stock units. They elect to do so under Delphi’s Deferred Compensation Plan for Non-Employee Directors (the “Deferred Compensation Plan”).
      As previously disclosed on a Form 8-K with the Securities and Exchange Commission, on December 8, 2004 the Compensation Committee, after reviewing industry and market trends for board compensation and information provided by its independent compensation consultant, amended and restated the Deferred Compensation Plan. The amendment added a minimum share holding requirement that must be satisfied prior to a director being able to receive any portion of his or her annual compensation in cash. The shareholding requirement is based on three times the value of each director’s total annual compensation and the historical value of the Company’s common stock. Until a director has satisfied his or her minimum holding requirement, 60% of such director’s annual compensation (two-thirds for the lead non-employee director) will be delivered in the form of common stock units with payout automatically deferred until he or she no longer serves on our Board. Once a director has satisfied his or her minimum holding requirement, the director may receive up to 50% of his compensation in cash, paid quarterly. At this time, all but two of the Company’s non-employee directors have satisfied the minimum holding requirement.
      Under the amended Plan, a director may still elect to defer all or a portion of compensation that he or she is entitled to receive in cash into additional common stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Management and More Than 5% Stockholders
      The table below shows how much of our common stock was beneficially owned as of May 31, 2005 (unless another date is indicated) by (i) each director (who was serving as a director as of that date) and nominee for director, (ii) each executive officer named in the Summary Compensation Table appearing elsewhere in this Form 10-K, (iii) each person known by Delphi to beneficially own more than 5% of our common stock and (iv) all directors and executive officers as a group. In general, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days of May 31, 2005 (such as by exercising options). All persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for the fiscal year ended 2004.

		Stock
		which may
	Shares	be Acquired
	Beneficially	within 60			Deferred Stock
Name and Address(1)	Owned(2)	Days(3)	Total	Percent	Unit(4)

J. T. Battenberg III	530,440	4,497,386	5,027,826	*	600,674
Oscar de Paula Bernardes Neto	—	—	—	*	68,247
Robert H. Brust	—	—	—	*	56,124
Virgis W. Colbert	—	—	—	*	70,894
Alan S. Dawes(5)	152,513	—	152,513	*	8,714
David N. Farr	—	—	—	*	46,715
Bernd Gottschalk	—	—	—	*	62,169
Shoichiro Irimajiri	—	—	—	*	66,436
Craig G. Naylor	—	—	—	*	3,530
Cynthia A. Niekamp	—	—	—	*	24,206
Rodney O’Neal	103,018	1,091,639	1,194,657	*	213,595
John D. Opie	10,000	—	10,000	*	124,918
Donald L. Runkle	119,876	1,221,086	1,340,962	*	141,565
David B. Wohleen	95,239	1,078,092	1,173,331	*	193,093
Dodge & Cox(6),	73,561,123	—	73,561,123	13.1%	—
One Sansome Street, 35th Floor
San Francisco, CA 94104
Capital Research & Management Company(7),	72,055,000	—	72,055,000	12.8%	—
333 South Hope St.,
Los Angeles, CA 90071
Capital Group International, Inc.(8),	33,356,270	—	33,356,270	5.9%	—
11100 Santa Monica Blvd.,
Los Angeles, CA 90025-3384
State Street Bank and Trust Company,	75,725,697	—	75,725,697	13.5%	—
in various fiduciary capacities(9)
225 Franklin Street, Boston, MA 02110
All directors and executive officers as a group (17 persons)(10)	1,147,161	9,455,990	10,603,151	*	1,967,877

*	Less than 1% of Delphi’s total outstanding common stock. The percentages shown in the table are based on the total number of shares of Delphi’s common stock outstanding on May 31, 2005.

Notes

(1)	Except as otherwise indicated in the table, the business address of the beneficial owners is c/o Delphi Corporation, 5725 Delphi Drive, Troy, MI 48098.

(2)	Includes shares:

•	As to which the named person has sole voting and investment power,

•	As to which the named person has shared voting and investment power with a spouse, or

•	Which the named person holds in the Delphi Corporation Savings-Stock Purchase Program for Salaried Employees in the United States.

(3)	Includes:

•	Stock options exercisable and restricted stock units which vest within 60 days of May 31, 2005.

(4)	Includes:

•	Restricted stock units subject to a vesting schedule, forfeiture risk and other restrictions. The restricted stock units earn dividend equivalents at the same rate as dividends paid to stockholders. Restricted stock units have no voting or disposition rights until vested. Does not include restricted stock units vesting within 60 days of May 31, 2005 which have been included in the Total column.

•	Phantom shares denominated in common stock units under the Delphi Benefit Equalization Plan-Savings. This is a non-qualified “excess benefit” plan that is exempt from ERISA and IRS code limitations and provides executives with full Delphi matching contributions without regard to limits imposed by the IRS code. Amounts credited under the plan are maintained in share units of Delphi common stock. After leaving Delphi, an employee may at any time choose to receive a complete distribution of amounts in the Benefit Equalization Plan, which will be in cash. Common stock units have no voting rights.

•	Common stock units held by non-management directors under Delphi’s Deferred Compensation Plan for Non-Employee Directors. Common stock units have no voting rights. Dividend equivalents on any common stock units accrue quarterly and are converted into additional common stock units. Directors receive the cash value of all of their accumulated stock units after they leave the Board.

(5)	Mr. Dawes resigned from the Company effective March 4, 2005. Therefore, the information with respect to his holdings is as of March 31, 2005.

(6)	Based on a Schedule 13G/ A dated February 10, 2005 filed by Dodge & Cox with the Securities and Exchange Commission.

(7)	Based on a Schedule 13G/ A dated April 8, 2005 filed by Capital Research & Management Company with the Securities and Exchange Commission.

(8)	Based on a Schedule 13G/ A dated February 11, 2005 filed by Capital Group International, Inc. with the Securities and Exchange Commission.

(9)	Based on a Schedule 13G/ A dated February 22, 2005 filed by State Street Bank and Trust Company with the Securities and Exchange Commission. Represents shares held by State Street Bank and Trust Company as trustee for various Delphi employee benefit plans and in various other fiduciary capacities.

(10)	Includes Messrs. Dawes and Runkle, who are no longer executive officers of the Company.

Related Stockholder Matters
      Delphi has authorized future issuances of common stock to its named executive officers and other employees, pursuant to options granted under equity compensation plans. The table below summarizes the options outstanding against those plans as of December 31, 2004. A more detailed description of these plans and awards made pursuant thereto is contained in the “Compensation of Executive Officers” section appearing elsewhere in this Form 10-K.

	Number of securities		Number of securities
	to be issued	Weighted-average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights(1)	and rights(2)	compensation plans

	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders	72,675	$12.61	25,192
Equity compensation plans not approved by stockholders	25,068	$16.46	—

Total	97,743	$13.68	25,192

Notes

(1)	Includes approximately 65.3 million outstanding options and approximately 7.4 million outstanding restricted stock units.

(2)	Includes weighted-average exercise price of outstanding options only.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      During 2004 there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13 other than those described in response to Item 11, Executive Compensation. See Item 11, Executive Compensation for certain related party transactions occurring during the first half of 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      As of December 31, 2004, the Audit Committee of our Board of Directors consisted of Robert H. Brust, Oscar de Paula Bernardes Neto, Cynthia A. Niekamp, and John D. Opie (ex officio), all of whom are independent for purposes of New York Stock Exchange Listing Requirements and the U.S. Securities and Exchange Commission’s rules promulgated under the Sarbanes-Oxley Act of 2002.
Independent Auditors Fees
      The following table breaks out the components of aggregate fees billed to Delphi by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for services in 2004 and 2003:

	2004	2003

	($ in millions)
Audit Fees	14.0	9.2
Audit-Related Fees	0.6	0.8
Tax Fees	1.1	1.3
All Other Fees	—	—

Total	15.7	11.3

Memo: Ratio of Tax and All Other Fees to Audit and Audit-Related Fees	0.1:1	0.1:1
Percentage of Aggregate Fees which were Audit or Audit-Related	93%	88%

      Audit fees related primarily to the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements contained in the Company’s Quarterly Reports on Form 10Q, statutory audits of certain of the Company’s subsidiaries, attestation of management’s assessment of internal control over financial reporting as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and various attest services.
      Audit-related fees related primarily to employee benefit plan audits, accounting consultations, agreed-upon procedures engagements and services related to a regulatory investigation.
      Tax fees related to the following:

1. Tax compliance services such as assistance with tax return filing and preparation of required documentation in certain foreign countries, totaling $0.4 million in 2004 ($0.8 million in 2003).

2. Tax planning, advice and other tax-related services including assistance with tax audits and appeals, general tax advice in the U.S. and certain foreign countries, and customs reports in Mexico, totaling $0.7 million in 2004 ($0.5 million in 2003).
      In considering the nature of the services provided by Deloitte in 2004, the Audit Committee determined that they are compatible with their provision of independent audit services. The Audit Committee discussed these services with Deloitte and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
      The services performed by Deloitte in 2004 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures adopted by the Committee. This policy delineates the allowable audit, audit-related, tax, and other services which the independent auditor may perform. Prior to the beginning of each year, the Vice President of Corporate Audit Services (or the Chief Tax Officer in case of tax services) develops a detailed description of the services to be performed by the independent auditor in each of these categories in the following year. This Service List is presented to the Audit Committee for approval. Services provided by Deloitte during the following year that are included on the Service List and were approved in this manner are considered to have been pre-approved by the policies and procedures of the Audit Committee. Any requests for audit, audit-related and tax services not contemplated on the Service List and all other services must be submitted to the Committee for pre-approval as they arise during the year and cannot commence until such approval has been granted. Normally, this is done at regularly scheduled meetings, but approval authority between meetings has been delegated to the Chairman. On a regular quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date, the forecast for the calendar year and the projected ratio of tax and all other fees to audit and audit-related fees.
      During 2003, 5.7% of audit-related fees (representing 0.4% of total fees) were approved by the Audit Committee pursuant to the de minimis exception provided in 17 CFR 210.2-01 (c)(7)(i)(C) as promulgated by the U.S. Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page No.

(a) 1. Financial Statements:
—	Management’s Report on Internal Control over Financial Reporting	54
—	Report of Independent Registered Public Accounting Firm	55
—	Report of Independent Registered Public Accounting Firm	57
—	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	58
—	Consolidated Balance Sheets as of December 31, 2004 and 2003	59
—	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	60
—	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	61
—	Notes to Consolidated Financial Statements	62
2. Financial Statement Schedules-
—	Valuation and qualifying account schedule for the Years Ended December 31, 2004, 2003, and 2002	103
3. Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(3)(b)	Certificate of Ownership and Merger, dated March 13, 2002, merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(3)(c)	By-laws of Delphi Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (hereinafter referred to as the “Registration Statement”).

(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit (4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005.

(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

(4)(c)	Terms of the 6 1/8% Notes due 2004, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.

(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.

Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(4)(e)	Terms of the 6.50% Notes due 2013, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated July 22, 2003 and filed July 25, 2003.

Exhibit
Number	Exhibit Name

(4)(f)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).

(4)(g)	Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.

(4)(h)	Certificate of Trust of Delphi Trust I, incorporated by reference to Exhibit 4.7 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(i)	Declaration of Trust of Delphi Trust I, incorporated by reference to Exhibit 4.8 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(j)	Certificate of Trust of Delphi Trust II, incorporated by reference to Exhibit 4.9 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(k)	Declaration of Trust of Delphi Trust II, incorporated by reference to Exhibit 4.10 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(l)	Certificate of Trust of Delphi Trust III, incorporated by reference to Exhibit 4.11 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(m)	Declaration of Trust of Delphi Trust III, incorporated by reference to Exhibit 4.12 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(n)	Certificate of Trust of Delphi Trust IV, incorporated by reference to Exhibit 4.13 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(o)	Declaration of Trust of Delphi Trust IV, incorporated by reference to Exhibit 4.14 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(p)	Form of Amended and Restated Declaration of Trust I, II, III & IV, incorporated by reference to Exhibit 4.15 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(q)	Form of Guarantee Agreement, incorporated by reference to Exhibit 4.16 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).

(4)(r)	Terms of 8 1/4% junior subordinated notes due 2033, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated October 21, 2003 and filed October 23, 2003.

(4)(s)	Terms of adjustable rate junior subordinated notes due 2033, incorporated by reference to Exhibit 4.3 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.

(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.

(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.

(10)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation, incorporated by reference to Exhibit 10(c) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.

(10)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.

(10)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.

Exhibit
Number	Exhibit Name

(10)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)(h)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*

(10)(i)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*

(10)(j)	Delphi Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, filed as an exhibit to this report.*

(10)(k)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)(l)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

(10)(m)	364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 18, 2004, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amended by First Amendment and Waiver to 364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility dated as of March 28, 2005, which is incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K dated May 22, 2005.

(10)(n)	Five Year Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 18, 2004, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amended by First Amendment and Waiver to Five Year Second Amended and Restated Competitive Advance and Revolving Credit Facility dated as of March 28, 2005, which is incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K dated May 22, 2005.

(10)(o)	Five Year Third Amended and Restated Credit Agreement dated as of June 14, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated June 14, 2005.

(10)(p)	Employment Agreement with an Executive Officer dated January 1, 1999, incorporated by reference to Exhibit 10(u) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*

(10)(q)	Supplemental Executive Retirement Program, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*

(10)(r)	Stock Option Plan for Non-Executives, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.

(10)(s)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10(c) to Delphi Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.*

(10)(t)	Delphi Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 4(d) to Delphi’s Registration Statement on Form S-8 (Registration No. 333-116729).*

(10)(u)	2005 Executive Retirement Incentive Program Agreement dated May 13, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 13, 2005.*

(10)(v)	Special Separation Agreement & Release dated May 13, 2005 incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K dated May 13, 2005*

(10)(w)	Form of Retention Award Agreements for Executive Officers, dated March 1, 2005, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated March 1, 2005.*

Exhibit
Number	Exhibit Name

(10)(x)	Standstill Agreement with Capital Group Companies, Inc. dated May 10, 2005 incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K dated May 11, 2005.

(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2004, 2003, 2002, 2001, and 2000.

(14)	The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity, as amended on December 15, 2004, filed as an exhibit to this report.

(18)	Preferability Letter of Deloitte & Touche LLP for Change in Accounting Principle as incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(21)	Subsidiaries of Delphi

(23)	Consent of Deloitte & Touche LLP

31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to Exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to Exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

*	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delphi Corporation

(Registrant)

By:	/s/ J. T. Battenberg III

(J. T. Battenberg III, Chairman of the Board of Directors & Chief Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 30, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ J. T. Battenberg III (J. T. Battenberg III)	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

/s/ Rodney O’Neal (Rodney O’Neal)	Director, President & Chief Operating Officer

/s/ John D. Sheehan (John D. Sheehan)	Acting Chief Financial Officer, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ John D. Opie (John D. Opie)	Director (Lead Independent Director)

/s/ Oscar de Paula Bernardes Neto (Oscar de Paula Bernardes Neto)	Director

/s/ Robert H. Brust (Robert H. Brust)	Director

/s/ Virgis W. Colbert (Virgis W. Colbert)	Director

/s/ David N. Farr (David N. Farr)	Director

/s/ Dr. Bernd Gottschalk (Dr. Bernd Gottschalk)	Director

/s/ Shoichiro Irimajiri (Shoichiro Irimajiri)	Director

/s/ Craig G. Naylor (Craig G. Naylor)	Director

/s/ Cynthia A. Niekamp (Cynthia A. Niekamp)	Director

EXHIBIT INDEX

Exhibit
Number	Description

10(j)	Delphi Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors

12	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2004, 2003, 2002, 2001, and 2000
14	The Delphi Foundation for Excellence, A Guide to Representing Delphi with Integrity, as amended on December 15, 2004
21	Subsidiaries of Delphi
23	Consent of Deloitte & Touche LLP
31(a)	Certification of Chief Executive Officer pursuant to Section 302
31(b)	Certification of Chief Financial Officer pursuant to Section 302
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002