Form 10-Q
period 2005-03-31
DELPHI CORP
filed 2005-06-30
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐. No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑. No ☐.
As of March 31, 2005 there were 561,418,059 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31,

	2005	2004

	(in millions, except
	per share amounts)
Net sales:
General Motors and affiliates	$3,399	$4,189
Other customers	3,463	3,216

Total net sales	6,862	7,405

Operating expenses:
Cost of sales, excluding items listed below	6,500	6,564
Selling, general and administrative	394	378
Depreciation and amortization	292	282
Employee and product line charges	—	38

Total operating expenses	7,186	7,262

Operating (loss) income	(324)	143
Interest expense	(54)	(62)
Other income (expense), net	5	(6)

(Loss) income before income taxes, minority interest, and equity income	(373)	75
Income tax expense	(37)	(23)
Minority interest, net of tax	(8)	(11)
Equity income	15	22

Net (loss) income	$(403)	$63

(Loss) earnings per share
Basic and diluted	$(0.73)	$0.11

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(Unaudited)	2004

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,164	$964
Accounts receivable, net:
General Motors and affiliates	2,394	2,182
Other customers	2,414	1,476
Retained interest in receivables, net	—	726
Inventories, net:
Productive material, work-in-process and supplies	1,419	1,413
Finished goods	563	545
Deferred income taxes	37	39
Prepaid expenses and other	325	354

Total current assets	8,316	7,699
Long-term assets:
Property, net	5,778	5,946
Deferred income taxes	143	130
Goodwill	780	798
Other intangible asset	72	80
Pension intangible assets	1,044	1,044
Other	865	896

Total assets	$16,998	$16,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$965	$507
Accounts payable	3,673	3,504
Accrued liabilities	3,090	2,694

Total current liabilities	7,728	6,705
Long-term liabilities:
Long-term debt	2,058	2,061
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	3,207	3,523
Postretirement benefits other than pensions	6,526	6,297
Other	947	936

Total liabilities	20,878	19,934

Commitments and contingencies (Note 9)
Minority interest	211	198
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2005 and 2004	6	6
Additional paid-in capital	2,661	2,661
Accumulated deficit	(4,333)	(3,913)
Minimum pension liability	(2,466)	(2,469)
Accumulated other comprehensive income, excluding minimum pension liability	99	237
Treasury stock, at cost (3.6 million and 3.8 million shares in 2005 and 2004, respectively)	(58)	(61)

Total stockholders’ deficit	(4,091)	(3,539)

Total liabilities and stockholders’ equity (deficit)	$16,998	$16,593

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31,

	2005	2004

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(403)	$63
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	292	282
Deferred income taxes	(2)	(84)
Employee and product line charges	—	38
Equity income	(15)	(22)
Changes in operating assets and liabilities:
Accounts receivable and retained interest in receivables, net	137	(686)
Inventories, net	(24)	(67)
Prepaid expenses and other	42	7
Accounts payable	171	175
Employee and product line charge obligations	(26)	(141)
Accrued and other long-term liabilities	381	424
Other	(24)	51

Net cash provided by operating activities	529	40

Cash flows from investing activities:
Capital expenditures	(199)	(229)
Proceeds from sale of property	6	15
Other	12	—

Net cash used in investing activities	(181)	(214)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under credit facilities and other debt	(79)	153
Dividend payments	(39)	(39)
Other	(5)	(2)

Net cash (used in) provided by financing activities	(123)	112

Effect of exchange rate fluctuations on cash and cash equivalents	(25)	(2)

Increase (decrease) in cash and cash equivalents	200	(64)
Cash and cash equivalents at beginning of period	964	893

Cash and cash equivalents at end of period	$1,164	$829

See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
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
      All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated. In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results which may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future.
      Earnings (loss) Per Share — Basic earnings (loss) per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings (loss) per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented, unless inclusion would not have had a dilutive effect.
      Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended
	March 31,

	2005	2004

	(in thousands)
Weighted average shares outstanding	555,242	560,340
Effect of dilutive securities	—	3,282

Diluted shares outstanding	555,242	563,622

      Securities excluded from the computation of diluted earnings per share:

	Three Months
	Ended March 31,

	2005	2004

	(in thousands)
Anti-dilutive securities	89,885	73,052

      The Board of Directors declared a dividend on Delphi common stock of $0.03 per share on March 23, 2005, which was paid on May 2, 2005 to holders of record on April 4, 2005. The dividend declared on December 8, 2004 was paid on January 18, 2005.
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
      Stock options granted during 2004, 2003 and 2002 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Compensation expense for the restricted stock is recognized over the vesting period. Compensation expense for SARs is recognized when the current stock price is greater than the SARs’ exercise price. There were no stock options granted during the three months ended March 31, 2005 and 2004.
      If we accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three Months
	Ended March 31,

	2005	2004

	(in millions, except
	per share amounts)
Net (loss) income, as reported	$(403)	$63
Add: Stock-based compensation expense recognized, net of related tax effects	3	2
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)	(4)

Pro forma net (loss) income	$(405)	$61

Loss (earnings) per share:
Basic and diluted — as reported	$(0.73)	$0.11

Basic and diluted — pro forma	$(0.73)	$0.11

      In May 2004, Delphi’s existing outstanding equity compensation plans expired and shareholders approved a new equity compensation plan, which provides for issuances of up to 36.5 million shares of common stock. During the second quarter of 2004, we issued approximately 4.5 million restricted stock units and approximately 6.8 million options. On March 1, 2005, we issued approximately 4.3 million restricted stock units under the Long Term Incentive Plan approved by shareholders in May 2004. During the quarter ended March 31, 2005, no stock options were awarded under this plan. As of March 31, 2005, there are approximately 21 million shares available for future grants under these plans.
      Retention Payments — During the first quarter of 2005, we implemented a retention program for U.S. salaried employees. Under the terms of the program, U.S. salaried employees received retention payments totaling approximately $13 million in the first quarter of 2005. Substantially all U.S. salaried executives will receive a series of payments between September 2005 and September 2006. Employees who voluntarily separate from Delphi prior to March 1, 2008 have agreed and will be required to repay the retention payments. The cost associated with the retention program is being recognized over the related service period, from March 2005 through February 2008.

2.	EMPLOYEE AND PRODUCT LINE CHARGES
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and other non-U.S. workforce by approximately 3,000 employees. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United

Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, we recorded charges for employee costs in the first quarter of 2004 of $38 million, which is included in employee and product line charges.
      Delphi has and will continue to seek to transform its operating cost structure to increase the proportion of manufacturing conducted in regions of the world where labor costs are lower. In conjunction therewith, we recorded $34 and $52 million in cost of good sold in the three months ended March 31, 2005 and 2004, respectively, related to on-going employee attrition programs. Such costs include cash-based payments, costs for increased employee benefit liabilities, and other employee liabilities.
      Following is a summary of the activity in the employee and product line charges (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2005	$124	$16	$140
First quarter 2005 charges	—	—	—
Usage in the first quarter 2005	(24)	(2)	(26	)(a)

Balance at March 31, 2005	$100	$14	$114	(b)

(a)	The total cash paid in the first quarter of 2005 was $26 million, as shown on our consolidated Statement of Cash Flows.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      During the first quarter of 2005 and 2004, we paid $26 million and $193 million, respectively, related to our restructuring plans announced in the third quarter of 2003. We expect that less than $0.1 billion related to the third quarter 2003 plans will be paid in subsequent quarters in 2005 and the remainder in 2006.

3.	ASSET SECURITIZATION
     U.S. Program
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). In March 2005, Delphi amended and renewed through March 22, 2006 its U.S. Facility Program, increasing the borrowing limit from $600 million to $731 million. In addition, the U.S. Facility Program was amended to conform the leverage ratio financial covenant consistent with the amended covenant in our revolving credit facilities (the “Credit Facilities”). Also, the U.S. program lenders granted waivers similar to those granted under the Credit Facilities amendments. The U.S. program amendment also allows Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, will be accounted for as a secured borrowing. At March 31, 2005, we were in compliance with all covenants applicable to the U.S. Facility Program.
      Under the U.S. Facility Program, we transfer a portion of our U.S. originated trade receivables to Delphi Receivables LLC (“DR”), a wholly owned consolidated special purpose entity. DR may then transfer, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically finance the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks are obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits was accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) in periods through

December 31, 2004. Through 2004, when DR sold an undivided interest to the Conduits, DR retained the remaining undivided interest. The value of the undivided interest sold to the Conduits was excluded from our consolidated balance sheet thereby reducing our accounts receivable in periods through December 31, 2004. The value of the retained interest in receivables held by DR, which may include eligible undivided interests that we elect not to sell, was shown separately on our consolidated balance sheet and therefore is not included in our accounts receivable in 2004. As of December 31, 2004, the retained interest in receivables was $726 million. We assessed the recoverability of the retained interest on a quarterly basis and adjusted to the carrying value as necessary.
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (1.4% to 1.6% in the first quarter of 2004), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $0.7 million for the three months ended March 31, 2004. Additionally, we perform collections and administrative functions on the receivables transferred similar to the procedures we use for collecting all of our receivables, including receivables that are not transferred under the U.S. Facility Program. We can elect to keep the collections and transfer additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of transfers of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program did not result in the recognition of a servicing asset or liability in 2004 under the provisions of SFAS 140 because the benefits of servicing were just adequate to compensate us for our servicing responsibilities.
      In June 2005, Delphi further amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended Facilities covenant. The U.S. Facility Program lenders also granted waivers similar to those granted under the Facilities amendments.
     European Program
      On December 23, 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($292 million at March 31, 2005 currency exchange rates) and £10 million ($19 million at March 31, 2005 currency exchange rates). Accounts receivable transferred under this program are accounted for as short-term debt. As of March 31, 2005 and 2004, we had no significant accounts receivable transferred under this program. The program expires on December 1, 2005 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our Credit Facilities that, if not met, could result in a termination of the agreement. At March 31, 2005 and 2004, we were in compliance with all such covenants.
      In March 2005, Delphi amended the European trade receivables securitization program. The European program was also amended to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and amend other procedural terms.

4.	WARRANTIES
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

      The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2005 and 2004.

	March 31,

	2005	2004

	(in millions)
Accrual balance at beginning of year	$274	$258
Provision for estimated warranties accrued during the period	28	28
Accruals for pre-existing warranties (including changes in estimates)	(1)	8
Settlements made during the period (in cash or in kind)	(42)	(33)
Foreign currency translation	(4)	(2)

Accrual balance at end of period	$255	$259

      Approximately $206 million and $173 million of the warranty accrual balance as of March 31, 2005 and March 31, 2004, respectively is included in accrued liabilities in the accompanying consolidated balance sheet. The remainder of the warranty accrual balance is included in other long-term liabilities.

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
      The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year for U.S. salaried and hourly employees:

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(in millions)		(in millions)
Service cost	$73	$71	$47	$45
Interest cost	181	175	141	128
Expected return on plan assets	(197)	(181)	—	—
Amortization of prior service cost	35	35	(1)	(1)
Amortization of net loss	53	35	49	35
Special termination benefits	—	3	2	1

Net periodic benefit cost	$145	$138	$238	$208

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. The pension expense for these locations for the three months ended March 31, 2005 and 2004 was $16 million and $22 million, respectively. During the three months ended March 31, 2005, Delphi made no contributions to its pension plans, however, we are legally required under ERISA to contribute approximately $0.6 billion in 2005.

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
      The fair value of derivative financial instruments as of March 31, 2005 and December 31, 2004 included current and non-current assets of $75 million and $99 million, respectively and current and non-current liabilities of $16 million and $43 million, respectively. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net gains included in OCI as of March 31, 2005, were $57 million after-tax ($75 million pre-tax). Of this pre-tax total, a gain of approximately $70 million is expected to be included in cost of sales within the next 12 months. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $7 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

7.	STOCKHOLDERS’ EQUITY
      Changes in stockholders’ equity for the three months ended March 31, 2005 were:

					Accumulated Other
					Comprehensive Loss

	Common Stock		Additional		Minimum			Total
			Paid-In	Accumulated	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Liability	Other	Stock	Deficit

	(in millions)
Balance at January 1, 2005	565	$6	$2,661	$(3,913)	$(2,469)	$237	$(61)	$(3,539)
Net loss	—	—	—	(403)	—	—	—	(403)
Currency translation adjustments and other	—	—	—	—	3	(122)	—	(119)
Net change in unrecognized gain on derivative instruments	—	—	—	—	—	(16)	—	(16)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—

Total comprehensive income								(538)
Shares issued for employee benefit plans, net	—	—	—	—	—	—	3	3
Dividends	—	—	—	(17)	—	—	—	(17)

Balance at March 31, 2005	565	$6	$2,661	$(4,333)	$(2,466)	$99	$(58)	$(4,091)

8.	SEGMENT REPORTING
      Effective January 1, 2005, we realigned our business sectors by moving three additional manufacturing operations into the company’s Automotive Holdings Group (“AHG”) to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. AHG was established to increase Delphi management focus on one operating sector to resolve under-performing product lines or sites, while enabling management of other operating sectors to focus on growth and expansion. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/ Vandalia, Ohio. Delphi continues to study other sites for inclusion in AHG.
      The realignment is designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional management attention. It is a further step in the implementation of our long-term portfolio plans.
      Management reviews our sector operating results for purposes of making operating decisions and assessing performance. Included below are sales and operating data for our realigned sectors for the three months ended March 31, 2005 and 2004. The 2004 data has been reclassified to conform with the current sector alignment.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
March 31, 2005
Net sales to GM and affiliates	$1,677		$1,368		$378		$(24)		$3,399
Net sales to other customers	1,325		2,008		111		19		3,463
Inter-sector net sales	210		93		166		(469)		—

Total net sales	$3,212		$3,469		$655		$(474)		$6,862

Sector operating (loss) income	$(183)		$169		$(259)		$(51)		$(324)
For the Three Months Ended:
March 31, 2004
Net sales to GM and affiliates	$2,058		$1,627		$504		$—		$4,189
Net sales to other customers	1,296		1,800		120		—		3,216
Inter-sector net sales	199		122		226		(547)		—

Total net sales	$3,553		$3,549		$850		$(547)		$7,405

Sector operating income (loss)	$110	(b)	$287	(b)	$(145	)(b)	$(19	)(b)	$233	(b)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes 2004 Charges of $31 million for Dynamics, Propulsion, Thermal & Interior, $20 million for Electrical, Electronics & Safety, $35 million for Automotive Holdings Group, and $4 million for Other.

9.	COMMITMENTS AND CONTINGENCIES
Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by the Staff of the Securities Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting and adequacy of disclosures for a number of transactions. The transactions being investigated include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlement agreements entered into between Delphi and its former parent company, General Motors. Delphi’s Audit Committee has completed its internal investigation of these transactions and concluded that many were accounted for improperly. With the filing of this quarterly report on Form 10-Q, for the quarter ended March 31, 2005, we will become current in our filings with the SEC.
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
Non-binding Letter of Intent
      The Company has signed a non-binding letter of intent to sell its global lead-acid battery business, comprised of assets totaling approximately $175 million.

10.	SUBSEQUENT EVENTS
      Several events have occurred subsequent to March 31, 2005 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. Those items include: the completion of our refinancing plan in June 2005 as described more fully in Note 10 Debt to the 2004 Annual Report on Form 10-K being filed concurrently with this report; shareholder and derivative lawsuits initiated in early 2005 as described more fully in Note 9 Commitments and Contingencies to these financial statements; changes to U.S. salaried employees health care benefits implemented in March 2005 as described more fully in Note 5 Pension and Other Postretirement Benefits to these financial statements; and purchases of certain previously leased facilities in June 2005 as described more fully in Note 13 Commitments and Contingencies to the 2004 Annual Report on Form 10-K. In addition, the Company contributed $0.6 billion to its defined benefit pension plan in June 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary of business
      We are a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Our technologies are present in more than 75 million vehicles on the road worldwide as well as in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2005 will generally not impact our financial results until 2007 or beyond. Additionally, our results are heavily dependent on overall vehicle production throughout the world. Consistent with one of the primary rationales for separating Delphi from General Motors (“GM”), we have diversified our customer base significantly since our separation from GM in 1999 (the “Separation”). In the first quarter of 2005, our sales to customers other than GM exceeded our sales to GM for the first time. Our sales to GM have declined since the Separation; principally reflecting the impact of customer trends, the exit of some businesses, changes in our vehicle content and the product mix supplied to them, as well as GM’s diversification of its supply base.
      Critical success factors for us include managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs as well as competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses, including those that are part of our Automotive Holdings Group (“AHG”) operations, and reducing overall material costs. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price decreases, on a year-over-year basis. See “Results of Operations” for more details as to the factors, which drive year-over-year performance.
      Our first quarter 2005 net sales were $6.9 billion, down from $7.4 billion in the first quarter of 2004. Non-GM revenues were $3.5 billion, or 50% of sales, up 7.7% from the first quarter of 2004. Our first quarter 2005 GM sales were $3.4 billion, down 18.9% from the first quarter of 2004. The net loss for the first quarter 2005 was $403 million. Quarter over quarter, we benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology rich products and systems-based solutions for vehicles and non-auto applications. The employee and product line initiatives announced in 2003 are now complete. Savings realized from our prior restructuring plans combined with other operating performance improvements have allowed us to partially offset the challenges of rising wages, pension and healthcare costs, as well as continued price pressures. We remain focused on reducing structural costs. In the first quarter of 2005, we experienced a more challenging U.S. vehicle manufacturer production environment combined with slowing attrition of our U.S. hourly workforce, increased commodity price pressures as well as program launch and volume related cost issues.
      During the first quarter of 2005, we were challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of key suppliers, had the effect of reducing our earnings during the first quarter of 2005. Raw material steel supply has continued to be constrained and commodity cost pressures have continued to intensify as our supply contracts expire during 2005. For 2005, we expect to incur $0.4 billion of higher commodity cost than 2004. This amount includes $0.1 billion for costs associated with troubled suppliers. We have been seeking to manage these cost pressures using a combination of techniques, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our earnings in future periods may be adversely impacted. To date, due to previously established contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms that enable us to recover the actual commodity costs we are incurring.
      Our Board of Directors and management use cash generated by the businesses as a measure of our performance. We believe the ability to consistently generate cash flow from operations is critical to increasing Delphi’s value. We use the cash that we generate in our operations for strengthening our balance sheet, including reducing legacy liabilities such as pensions, restructuring our operations, generating growth, and paying dividends. We believe that looking at our ability to generate cash provides investors with additional insight into our performance. Refer to further discussion of cash flows in Liquidity and Capital Resources below.
      We will continue to seek savings from restructuring plans and improvements in operating performance to address the challenges of legacy costs associated with declining GM revenues, rising commodity costs, increased wages, pension and healthcare costs, as well as continued price pressures. On December 10, 2004, we announced restructuring plans for 2005 to further reduce our workforce by 8,500 positions in 2005 through GM flowbacks, normal attrition and incentivized retirements. Of the total reductions, 3,000 are expected to be U.S. hourly employees and 5,500 are planned to be non-U.S. employees. Total charges related to these initiatives are expected to be primarily cash charges in the range of approximately $137 million pre-tax.
Results of Operations
      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004. The information presented below is based on our sector realignment effective January 1, 2005, as discussed in Note 8 Segment Reporting of our consolidated financial statements.

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004
      Net Sales. Net sales by product sector and in total for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months
	Ended March 31,

Product Sector	2005	2004(a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,212	$3,553
Electrical, Electronics & Safety	3,469	3,549
Automotive Holdings Group	655	850
Other	(474)	(547)

Net sales	$6,862	$7,405

(a)	The 2004 data has been reclassified to conform to the realignment of our business sectors by moving three additional manufacturing operations in the company’s Automotive Holdings Group (“AHG”) to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions.
      Consolidated net sales for the first quarter of 2005 were $6.9 billion compared to $7.4 billion for the same period of 2004. Our non-GM sales increased by $247 million, including $93 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $154 million or 4.8%. This non-GM sales increase was due to new business from diversifying our global customer base, and the migration of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases. As a percent of our net sales for the first quarter of 2005, our non-GM sales were 50%. Net sales to GM decreased by $790 million, including

$26 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $816 million or 19.5%. The GM sales decrease was principally due to volume decreases as a result of lower GM North America production and to a lesser extent price decreases and decisions to exit certain businesses. Our net sales were reduced by continued price pressures that resulted in price reductions of approximately $149 million or 2% for the first quarter of 2005, compared to approximately $126 million or 1.7% for the first quarter of 2004.
      Gross Margin. Our gross margin was 5.3% for the first quarter of 2005 compared to gross margin of 11.4% for the first quarter of 2004. Gross margin in 2005 and 2004 was negatively impacted by $34 million and $52 million, respectively, of costs related to on-going employee attrition programs. The first quarter of 2005 gross margin as compared to the first quarter of 2004 was negatively impacted by reductions in selling prices of approximately 1.9% of sales, increased wage and benefit costs of approximately 1.7% of sales and commodity price increases of approximately $80 million. These cost increases were partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts. Slower U.S. hourly workforce attrition combined with lower production volumes and launch challenges negatively impacted our ability to offset the cost increase noted above.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses of $394 million or 5.7% of total net sales for the first quarter of 2005 were consistent with $378 million or 5.1% of total net sales for the first quarter of 2004. The slight increase is due to third-party costs associated with our Audit Committee accounting investigation, economics, and exchange rate effects mostly offset by cost performance.
      Depreciation and Amortization. Depreciation and amortization was $292 million for the first quarter of 2005 compared to $282 million for the first quarter of 2004; the increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service.
      Employee and Product Line Charges. In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and other non-U.S. workforce by approximately 3,000 employees. Our plans entail reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, we recorded charges for employee costs in 2004 of $38 million. Such amount is included in employee and product line charges.
      Delphi has and will continue to seek to transform its operating cost structure to increase the proportion of manufacturing conducted in regions of the world where labor costs are lower. In conjunction therewith, we recorded $34 and $52 million in cost of good sold in the three months ended March 31, 2005 and 2004, respectively, related to on-going employee attrition programs. Such costs include cash-based payments, costs for increased employee benefit liabilities, and other employee liabilities.
      Following is a summary of the activity in the employee and product line reserve (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

Balance at January 1, 2005	$124	$16	$140
First quarter 2005 charges	—	—	—
Usage in the first quarter 2005	(24)	(2)	(26	)(a)

Balance at March 31, 2005	$100	$14	$114	(b)

(a)	The total cash paid in the first quarter of 2005 was $26 million, as shown on our consolidated Statement of Cash Flows.

(b)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

      During the first quarter of 2005 and 2004, we paid $26 million and $193 million, respectively, related to our restructuring plans announced in the third quarter of 2003. We expect that less than $0.1 billion related to the third quarter 2003 plans will be paid in subsequent quarters in 2005 and the remainder in 2006.
      Operating Results. Our operating loss was $324 million for the first quarter of 2005 compared to operating income of $143 million for the first quarter of 2004. The 2004 results include charges of $52 million in cost of sales and $38 million in employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding these charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months
	Ended March 31,

Product Sector	2005	2004

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(183)	$110
Electrical, Electronics & Safety	169	287
Automotive Holdings Group	(259)	(145)
Other	(51)	(19)

Subtotal	(324)	233
2004 Charges(a)	—	(90)

Total operating (loss) income	$(324)	$143

(a)	Represents the 2004 Charges of $31 million for Dynamics, Propulsion, and Thermal & Interior, $20 million for Electrical, Electronics & Safety, $35 million for Automotive Holdings Group and $4 million for Other.
      Our operating loss for the first quarter of 2005 was $324 million compared to operating income of $233 million for the first quarter of 2004 excluding the impact of the 2004 Charges. The first quarter of 2005 operating loss includes $34 million of costs associated with on-going employee attrition programs. Operating income was negatively impacted by selling price decreases of approximately 1.9% of sales, increased wage and benefit costs of approximately 1.7% of sales and commodity price increases. These cost increases were partially offset by savings resulting from our restructuring activities and on going cost reduction efforts totaling approximately 3% of sales.
      Taxes. We recorded an income tax expense in the first quarter of 2005 of $37 million as compared to an income tax expense for the first quarter of 2004 of $23 million. During the first quarter of 2005, we recorded tax expense on non-U.S. pre-tax earnings and no longer provided income tax benefit on our U.S. losses. This resulted in an income tax expense even though we had pre-tax losses. During the first quarter of 2004, our effective tax rate (including the tax related to minority interest) was 35%.
2004 and 2003 Segment Reporting
      Effective January 1, 2005, we realigned our business sectors by moving three additional manufacturing operations in the company’s Automotive Holdings Group (“AHG”) to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/ Vandalia, Ohio. Delphi continues to study other sites for inclusion in AHG. Our segment data shown above is based on our realigned sectors; for comparative purposes, the financial data for all the quarterly periods in 2004, the year ended December 31, 2004 and the year ended December 31, 2003 is shown below. Management reviews our sector operating results for 2004 and 2003 for purposes of making operating decisions and assessing performance excluding certain charges. For 2004, these include charges in the first quarter of 2004 of $52 million in cost of sales and $38 million in employee and product line charges (the “First Quarter 2004 Charges”); in the second quarter of 2004 of $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”); in the third quarter of 2004 of $17 million on cost of sales and $9 million in employee and product line charges (the “Third Quarter 2004 Charges”); and in the fourth quarter of 2004 of $40 million in cost of sales, $372 million in depreciation and amortization and $113 million in employee and product line charges (the “Fourth Quarter 2004 Charges”). For 2003, these include the charges of 2003 of $107 million in cost of sales, $58 million in depreciation and amortization and $396 million in employee and product line charges (the “2003 Charges”). Accordingly, we have presented our sector results excluding such charges.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Three Months Ended March 31, 2004
Net sales to GM and affiliates	$2,058		$1,627		$504		$—		$4,189
Net sales to other customers	1,296		1,800		120		—		3,216
Inter-sector net sales	199		122		226		(547)		—

Total net sales	$3,553		$3,549		$850		$(547)		$7,405

Sector operating income (loss)	$110	(b)	$287	(b)	$(145	)(b)	$(19	)(b)	$233	(b)
For the Three Months Ended June 30, 2004
Net sales to GM and affiliates	$2,035		$1,611		$487		$—		$4,133
Net sales to other customers	1,359		1,931		119		—		3,409
Inter-sector net sales	212		96		213		(521)		—

Total net sales	$3,606		$3,638		$819		$(521)		$7,542

Sector operating income (loss)	$105	(c)	$324	(c)	$(151	)(c)	$(22	)(c)	$256	(c)
For the Three Months Ended September 30, 2004
Net sales to GM and affiliates	$1,696		$1,414		$386		$—		$3,496
Net sales to other customers	1,219		1,807		120		—		3,146
Inter-sector net sales	191		80		179		(450)		—

Total net sales	$3,106		$3,301		$685		$(450)		$6,642

Sector operating (loss) income	$(69	)(d)	$189	(d)	$(188	)(d)	$(14	)(d)	$(82	)(d)
For the Three Months Ended December 31, 2004
Net sales to GM and affiliates	$1,770		$1,443		$386		$—		$3,599
Net sales to other customers	1,350		1,962		117		5		3,434
Inter-sector net sales	182		87		166		(435)		—

Total net sales	$3,302		$3,492		$669		$(430)		$7,033

Sector operating (loss) income	$(125	)(e)	$159	(e)	$(196	)(e)	$(40	)(e)	$(202	)(e)

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Year Ended December 31, 2004
Net sales to GM and affiliates	$7,559		$6,095		$1,763		$—		$15,417
Net sales to other customers	5,224		7,500		476		5		13,205
Inter-sector net sales	784		385		784		(1,953)		—

Total net sales	$13,567		$13,980		$3,023		$(1,948)		$28,622

Depreciation and amortization	$557	(f)	$443	(f)	$99	(f)	$45		$1,144	(f)
Sector operating income (loss)	$21	(g)	$959	(g)	$(680	)(g)	$(95	)(g)	$205	(g)
Sector assets	$8,632		$8,306		$942		$(1,287)		$16,593
Capital expenditures	$429		$388		$64		$33		$914

2003

For the Year Ended December 31, 2003
Net sales to GM and affiliates	$8,232		$6,631		$2,166		$—		$17,029
Net sales to other customers	4,580		5,980		487		1		11,048
Inter-sector net sales	734		417		867		(2,018)		—

Total net sales	$13,546		$13,028		$3,520		$(2,017)		$28,077

Depreciation and amortization	$514	(h)	$418	(h)	$89	(h)	$41		$1,062	(h)
Sector operating income (loss)	$485	(i)	$971	(i)	$(675	)(i)	$(131	)(i)	$650	(i)
Sector assets	$10,275		$8,715		$2,510		$(434)		$21,066
Capital expenditures	$540		$394		$96		$16		$1,046

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	Excludes the First Quarter 2004 Charges of $90 million with $31 million for Dynamics, Propulsion, Thermal & Interior, $20 million for Electrical, Electronics & Safety, $35 million for Automotive Holdings Group and $4 million for Other.

(c)	Excludes the Second Quarter 2004 Charges of $46 million with $11 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $8 million for Automotive Holdings Group and $3 million for Other.

(d)	Excludes the Third Quarter 2004 Charges of $26 million with $8 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety and $5 million for Automotive Holdings Group.

(e)	Excludes the Fourth Quarter 2004 Charges of $525 million with $82 million for Dynamics, Propulsion, Thermal & Interior, $34 million for Electrical, Electronics & Safety and $409 million for Automotive Holdings Group.

(f)	Excludes asset impairment charges recorded in 2004 of $372 million with $74 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety and $285 million for Automotive Holdings Group.

(g)	Excludes the 2004 Charges of $637 million with $132 million for Dynamics, Propulsion, Thermal & Interior, $91 million for Electrical, Electronics & Safety, $457 million for Automotive Holdings Group and $7 million for Other.

(h)	Excludes asset impairment charges recorded 2003 of $58 million with $1 million for Dynamics, Propulsion, Thermal & Interior, $6 million for Electrical, Electronics & Safety, and $51 million for Automotive Holdings Group.

(i)	Excludes the 2003 Charges of $561 with $86 million for Dynamics, Propulsion, Thermal & Interior, $114 million for Electrical, Electronics & Safety, $319 million for Automotive Holdings Group and $42 million for Other.
Liquidity and Capital Resources

Overview of Capital Structure
      Our objective is to appropriately finance our business through a mix of long-term and short-term debt, and to ensure that we have adequate access to liquidity. Of our $3.4 billion of outstanding debt at March 31, 2005, $2.0 billion was senior, unsecured debt with maturities ranging from 2006 to 2029 and approximately $0.4 billion was junior subordinated notes due to Delphi Trust I and II. This long-term debt primarily finances our long-term fixed assets. As of March 31, 2005, we have approximately $1.0 billion of short-term debt and other debt. We have varying needs for short-term working capital financing as a result of the nature of our business. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We finance our working capital through a mix of committed facilities, including receivables securitization programs, and uncommitted facilities, including bank lines and factoring lines and to a lesser extent commercial paper. Although the latter group was not committed, these facilities were available to us during the first quarter of 2005. Throughout the first quarter of 2005, we also maintained $3.0 billion of committed Credit Facilities. These Credit Facilities consisted of a 364-day revolving credit line in the amount of $1.5 billion, which expired June 2005, and a five-year revolving credit line in the amount of $1.5 billion, which will expire in June 2009. As disclosed in our Form 8-K filed with the SEC on June 15, 2005, we recently amended our five-year $1.5 billion credit line by increasing the available credit to $1.8 billion and securing the facility with a first lien on substantially all material tangible and intangible assets of Delphi including 65% of the capital stock of our first tier of foreign subsidiaries. In addition, the Company raised $1.0 billion through a cross-collateralized term loan. We used a portion of the term loan to fund $0.6 billion of pension contributions while the remainder was used to pay down short-term debt. As a result of the foregoing refinancing, Delphi maintains access to $1.8 billion of committed liquidity through the revolving credit facility, $730 million through the U.S. securitization program, and €225 million and £10 million through the European securitization programs subject to the limits imposed by our financial covenants. We view these facilities as providing an ample source of back-up liquidity that is available in case of an unanticipated event.
      Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we used our cash for a mix of activities focused on revenue growth, cost reduction, balance sheet strengthening and to pay dividends. In the first quarter of 2005, we used our cash primarily for funding our legacy cost transformation programs and balance sheet strengthening, and to a lesser extent for dividends. In 2005, we plan to use our cash principally to strengthen our balance sheet and reduce operating costs. As part of our capital planning, we have taken into account that we currently have ERISA pension funding minimums of $1.1 billion in 2006. Based upon current overall macro economic conditions, we will likely face additional ERISA minimums in 2007. In addition, we anticipate approximately $0.2 billion of product line and employee cost payments, from our previously announced and ongoing restructuring programs, and $20 million to $70 million of dividends in 2005. We expect that we will be able to fund these amounts with cash flow from operations, the repatriation of earnings and excess cash from non-U.S. operations and the new $1.0 billion term loan. We further expect that we will be able to fund our longer-term requirements, including repayments of debt securities and payments for purchase options and residual value guarantees on operating leases, if exercised, as they become due.

Bonds and Trust Preferred Securities
      In addition to the $1.0 billion secured term loan obtained on June 2005, Delphi has unsecured debt. Our unsecured debt includes our next maturity of $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $500 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029.
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
      Since our Form 10-Q for the third quarter of 2004, Form 10-K for the year ended 2004, and Form 10-Q for the first quarter of 2005 were not filed timely due to the Audit Committee investigation, we are now deficient in our SEC filings. We are currently ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. This means that we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. However, we do not believe this will have a material impact on our liquidity as we are going to other markets to secure financings. In addition, we do not believe that the delay in our filing situation has had a material adverse effect on our available credit facilities (described above) or the indentures governing our debt obligations. With the filing of our Form 10-K for the year ended 2004 and our other delinquent filings referred to above, we have returned to compliant filing status.

Available Credit Facilities
      Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), reduced by the amount of any outstanding letters of credit. The terms of the Credit Facilities provided for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and now expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which expired in June 2005. For a description of our current credit facilities, as recently amended see the preceding discussion on Overview of Capital Structure. We have never borrowed under either of these Credit Facilities. However, Delphi had approximately $74 million in letters of credit outstanding against the Credit Facilities as of March 31, 2005.
      On March 28, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its $3.0 billion revolving credit facilities including its EBITDA coverage ratio. Delphi also agreed to the elimination of its option to extend repayment for up to one year beyond the expiration date of its 364-day revolving credit line for any amounts outstanding on the expiration date. Additionally, the syndicate of lenders waived Delphi’s obligation to provide audited financial statements for the year ended December 31, 2004 until June 30, 2005. Our Credit Facilities also contain certain affirmative and negative covenants including a financial covenant requirement for a debt to EBITDA coverage ratio not to exceed 3.25 to 1.0 at March 31, 2005. In addition, certain of our lease facilities discussed below contain cross-default provisions to our Credit Facilities. We were in compliance with the financial covenant and all other covenants as of March 31, 2005.
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

Other Financial Transactions
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). In March 2005, Delphi amended and renewed through March 22, 2006 its U.S. Facility Programs, increasing the borrowing limit from $600 million to $731 million. In addition, the U.S. Facility Program was amended to conform the leverage ratio financial covenant consistent with the amended Credit Facilities’ covenant. Also, the U.S. program lenders granted waivers similar to those granted under the Credit Facilities’ amendments. The U.S. program amendment also allows Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, will be accounted for prospectively as a secured borrowing. At March 31, 2005, we were in compliance with all such covenants.
      In June 2005, Delphi further amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended Facilities’ covenant. The U.S. Facility Program lenders also granted waivers similar to those granted under the Facilities amendments.
      On December 23, 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($292 million at March 31, 2005 currency exchange rates) and £10 million ($19 million at March 31, 2005 currency exchange rates). Accounts receivable transferred under this program are accounted for as short-term debt. As of March 31, 2005, we had no significant accounts receivable transferred under this program. The program expires on December 1, 2005 and can be extended, based upon the mutual agreement of the parties. Additionally, the European program contains a financial covenant and certain other covenants similar to our revolving Credit Facilities (discussed above) that, if not met, could result in a termination of the agreement. At March 31, 2005, we were in compliance with all such covenants.
      From time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of March 31, 2005, and 2004, certain European subsidiaries sold accounts receivable totaling $371 million and $225 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
      We have leased certain property, primarily land and buildings that are used in our operations, under leases commonly known as synthetic leases. The leases, which have been accounted for as operating leases, provide us tax treatment equivalent to ownership, and also provide us with the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. The leases also provide that if we do not exercise our purchase option upon expiration of the term and instead elect our remarketing option, we would pay any difference between the purchase option amount and the proceeds of remarketing, up to a maximum of approximately $89 million. At December 31, 2004, the aggregate fair value of these properties exceeded the minimum value guaranteed upon exercise of the remarketing option. As of December 31, 2004, the recorded estimate of the fair value of the residual value guarantee related to these leases was approximately $2 million. Under the terms of the lease agreements, we also provide certain indemnities to the lessor, including environmental indemnities. In addition, the leases contain certain covenants, including a financial covenant requirement that our debt to EBITDA coverage ratio, as defined in the agreement, not exceed 3.25 to 1. Unlike the Credit Facilities, this financial covenant has not been amended. In the event of a default of the terms of the leases, the lessors have the right to notify us of their election to require that we purchase the synthetically leased properties, which would require us to pay the aggregate purchase price of approximately $130 million. Though we were in compliance with our financial covenants at December 31, 2004, our audited financials indicate that at March 31, 2005, our debt to EBITDA coverage ratio exceeded 3.25 to 1. Although we have received no notices from the lessors of their election to obligate us to purchase the synthetically leased properties, in June we commenced the process of exercising our purchase options. As a result, we completed the purchase of our headquarters property and two manufacturing facilities in the State of Alabama for approximately $103 million on June 28, 2005. The purchase of the second facility, for approximately $28 million, has not yet been completed.
      We also from time to time, enter into arrangements with suppliers or other parties that result in variable interest entities as defined by FIN 46. At March 31, 2005, we had one variable interest entity (“VIE”), which is a supplier to one of our U.S. facilities. Our arrangement with this supplier is to reimburse it for losses incurred related to materials supplied to us and to receive a refund for any profits that it makes as it relates to material supplied to us. This arrangement is in effect through 2007. In 2005, this VIE had sales of approximately $10 million, 69% of which were to Delphi. This supplier has approximately $4 million in assets and $4 million in liabilities; the latter of which include a loan of approximately $2.7 million from Delphi. This VIE does not have any other means of support other than Delphi. As required under FIN 46, we have consolidated this entity and eliminated all intercompany transactions. Given the nature of our relationship with this VIE, it is not possible to estimate the maximum amount of our exposure or the fair value. However, we do not expect such amounts, if any, to be material.

Customer Financing Programs
      Our program with the General Electric Capital Corporation (“GECC”) that allowed our suppliers to factor their receivables from us to GECC for early payment was discontinued in the first quarter of 2005.

Credit Ratings
      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have senior unsecured ratings of B-/ B3/ B, respectively, preferred stock ratings of CCC+/ Caa2/ CCC+, respectively, and senior secured debt ratings of BB-/ B1/ BB-, respectively, due to downgrades in 2005. As a result of the downgrades, our facility fee and borrowing costs under our existing five-year Credit Facility increased although availability was unaffected. We believe we will continue to have access to sufficient liquidity; however, our cost of borrowing will increase and our ability to access certain financial markets has been limited. In the event of a further downgrade, the cost of borrowing will continue to increase and availability to liquidity may be further constrained.

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $529 million and $40 million for the three months ended March 31, 2005 and 2004, respectively. Changes in the levels of factoring and securitization reduced first quarter 2005 and first quarter 2004 cash flow from operating activities by approximately $333 million and $160 million, respectively. Excluding cash paid for employee and product line charges, net cash provided by operating activities totaled $555 million and $181 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by operating activities is primarily due to improved working capital. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities totaled $181 million and $214 million for the three months ended March 31, 2005 and 2004, respectively. The use of cash in the first quarters of 2005 and 2004 reflected capital expenditures related to ongoing operations.
      Financing Activities. Net cash used by financing activities was $123 million for the three months ended March 31, 2005, compared to net cash provided by financing activities of $112 million for the three months ended March 31, 2004. Cash used by financing activities during the first quarter of 2005, reflected repayments of borrowings under credit facilities. During the first quarter of 2004, our commercial paper borrowings increased because we reduced our sales of receivables. Both periods also reflect the payments of dividends.
      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.03 per share on March 23, 2005, which was paid on May 2, 2005 to holders of record on April 4, 2005. The dividend declared of $0.07 per share on December 8, 2004 was paid on January 18, 2005.
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
      We currently expect GM North America’s 2005 production to decrease approximately 10% to between 4.5 million and 4.6 million units. As a result of the lower GM North America production volumes, an increasing proportion of our U.S. hourly workforce is, and is expected to continue to be, in a non-active status. Under the terms of our collective bargaining agreements with our U.S. unions, we are not generally permitted to permanently lay-off idled workers. Furthermore, as a result of GM’s lower production volumes, the opportunities for our employees to flowback to GM has been limited. Consequently, although we reduced our U.S. hourly workforce by 15% over the 15 month period ending prior to December 31, 2004, currently approximately 9% of our U.S. hourly workforce is in a non-active status. This situation is placing significant financial burdens on Delphi. We have been and will continue to seek, together with our labor unions and GM, solutions to our legacy cost structure challenges. Specifically, we are seeking wage, benefit and contractual provisions that would permit Delphi’s U.S. workforce to be competitive with its U.S. peers. To the extent that we are not successful in identifying solutions to these challenges, or that GM’s North American production volumes do not increase, Delphi will continue to experience significantly reduced financial performance. We believe that the refinancing plan we completed in June 2005 will provide us with access to sufficient liquidity to continue to address our U.S. legacy cost issues during the current low GM North American production environment. There can be no assurance that over the medium to long-term, cash generated by operations will continue to be sufficient to meet our cash obligations without a significant change in the current economic outlook for the economy as a whole or GM North America specifically, or a solution to Delphi’s legacy cost structure issues.
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
Ongoing SEC Investigation
      Delphi is the subject of an ongoing investigation by Staff of the Securities Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and disclosure of a number of transactions. The transactions include transactions in which Delphi received rebates or other lump-sum payments from suppliers, certain off-balance sheet financings of indirect materials and inventory, and the payment in 2000 of $237 million in cash, and the subsequent receipt in 2001 of $85 million in credits, as a result of certain settlements between Delphi and its former parent company, General Motors. As a result, the Audit Committee determined that Delphi’s previously issued audited financial statements and related independent auditor’s reports for 2000 and subsequent periods should no longer be relied upon. Delphi has filed amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004 that include restated financial statements. Delphi has also filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 that includes financial statements that differ from those included in Delphi’s Report on Form 8-K dated October 18, 2004, and its 2004 Annual Report on Form 10-K. The financial information presented in this Quarterly Report reflects the corrections to Delphi’s previously issued financial statements resulting from the Audit Committee’s investigation.
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

Shareholder Lawsuits
      Several class action lawsuits have been commenced against Delphi, several of Delphi’s subsidiaries, certain of its current and former directors and officers of Delphi, General Motors Management Corporation (the named fiduciary for investment purposes and investment manager to Delphi’s employee benefit plan), as a result of its announced intention to restate its originally issued financial statements. These lawsuits fall into three categories. One group has been brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), purportedly on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans who invested in the Delphi Corporation Common Stock Fund. Plaintiffs allege that the plans suffered losses due to the defendants’ breaches of fiduciary duties under ERISA. To date, the Company has received service in five such lawsuits and is aware of an additional eleven that are pending. All pending cases have been filed in U.S. District Court for the Eastern District of Michigan.
      The second group of purported class action lawsuits variously allege that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served in four such lawsuits and is aware of nine additional lawsuits. The lawsuits have been filed in the U.S. District Court for the Eastern District of Michigan and the U.S. District Court for the Southern District of New York.
      The third group of lawsuits pertains to two shareholder derivative cases. To date, certain current and former directors and officers have been named in two such lawsuits. One is pending in Oakland County Circuit Court in Pontiac, Michigan, and a second in the U.S. District Court for the Southern District of New York. In addition, the Company has received a demand letter from a shareholder requesting that the Company consider bringing a derivative action against certain current and former officers. The derivative lawsuits and the request demand the Company consider further derivative action premised on allegations that certain current and former officers made materially false and misleading statements in violation of federal securities laws. The Company has appointed a special committee of the Board of Directors to consider the demand request.
      Due to the preliminary nature of these cases, the Company is not able to predict with certainty the outcome of this litigation or its potential exposure related thereto. Although Delphi believes that any loss that the Company would suffer under such lawsuits should, after payment of an applicable deductible, be covered by its director and officer insurance policy, it cannot assure you that the impact of any loss not covered by insurance or applicable reserves would not be material.
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
Forward-Looking Statements
      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future sales, earnings expectations, savings expected as a result of our global product line and employee initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations or statements expressing general optimism about future operating results) are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form  10-Q. In particular, the achievement of projected levels of revenue, earnings, cash flow and debt levels will depend on our ability to execute our portfolio and other global product line and employee plans in a manner which satisfactorily addresses any resultant antitrust or labor issues and customer concerns, any contingent liabilities related to divestitures or integration costs associated with acquisitions, and other matters; the success of our efforts to diversify our customer base and still maintain existing GM business; the continued protection and exploitation of our intellectual property to develop new products and enter new markets; and our ability to capture expected benefits of our cost reduction initiatives so as to maintain flexibility to respond to adverse and cyclical changes in general economic conditions and in the automotive industry in each market in which we operate, including customer cost reduction initiatives, potential increases in warranty and raw material costs, funding requirements and pension contributions, healthcare costs, disruptions in the labor, commodities or transportation markets caused by terrorism, war or labor unrests or other factors, other changes in the political and regulatory environments where we do business; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There have been no material changes to our exposures to market risk since December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Acting Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2005. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2004, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2004, which was filed on June 30, 2005, and which is incorporated by reference into this Item 4. During the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, our internal control over financial reporting beyond the remedial actions identified in such annual report.
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
      Except as discussed in Note 9 Commitments and Contingencies, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

					Maximum Number
				Total Number of Shares	of Shares that May
			Average	Purchased as Part of	Yet Be Purchased
	Total Number of		Price Paid	Publicly Announced	Under the Plans or
Period	Shares Purchased		Per Share	Plans or Programs(a)	Programs(a)

January 1, 2005 through January 31, 2005	589,082	(b)(c)	$8.17	—	19,000,000
February 1, 2005 through February 28, 2005	—		$—	—	19,000,000
March 1, 2005 through March 31, 2005	435,000	(b)	$5.25		19,000,000

Total	1,024,082		$6.93		19,000,000

(a)	As part of Delphi’s stock repurchase program in January of 2004, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2005 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Primarily includes open-market purchases by the trustee of Delphi’s 401(k) plans to fund investments by employees in our common stock, one of the investment options available under such plans.

(c)	Amount also includes 114,082 shares of common stock that were withheld to satisfy our tax withholding obligations arising upon vesting of restricted stock units pursuant to our equity based compensation plan.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
________________________________________
(Registrant)

June 30, 2005	/s/ John D. Sheehan

John D. Sheehan Acting Chief Financial Officer, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number		Description

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002