Form 10-Q
period 2005-06-30
DELPHI CORP
filed 2005-08-08
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑ No ☐
      As of June 30, 2005 there were 561,415,901 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$3,407	$4,133	$6,806	$8,322
Other customers	3,616	3,409	7,079	6,625

Total net sales	7,023	7,542	13,885	14,947

Operating expenses:
Cost of sales, excluding items listed below	6,606	6,607	13,106	13,171
Selling, general and administrative	412	410	806	788
Depreciation and amortization	289	283	581	565
Employee and product line charges	—	32	—	70

Total operating expenses	7,307	7,332	14,493	14,594

Operating (loss) income	(284)	210	(608)	353
Interest expense	(67)	(55)	(121)	(117)
Other income (expense), net	22	(5)	27	(11)

(Loss) income before income taxes, minority interest, and equity income	(329)	150	(702)	225
Income tax expense	(20)	(17)	(57)	(40)
Minority interest, net of tax	(8)	(15)	(16)	(26)
Equity income	19	25	34	47

Net (loss) income	$(338)	$143	$(741)	$206

(Loss) earnings per share
Basic and diluted	$(0.60)	$0.25	$(1.33)	$0.37

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(Unaudited)	2004

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$988	$964
Accounts receivable, net:
General Motors and affiliates	2,266	2,182
Other customers	2,461	1,476
Retained interest in receivables, net	—	726
Inventories, net:
Productive material, work-in-process and supplies	1,326	1,413
Finished goods	543	545
Deferred income taxes	42	39
Prepaid expenses and other	325	354

Total current assets	7,951	7,699
Long-term assets:
Property, net	5,721	5,946
Deferred income taxes	132	130
Goodwill	753	798
Other intangible assets	59	80
Pension intangible assets	1,044	1,044
Other	851	896

Total assets	$16,511	$16,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$971	$507
Accounts payable	3,568	3,504
Accrued liabilities	3,156	2,694

Total current liabilities	7,695	6,705
Long-term liabilities:
Long-term debt	2,542	2,061
Junior subordinated notes due to Delphi Trust I and II	412	412
Pension benefits	2,740	3,523
Postretirement benefits other than pensions	6,598	6,297
Other	916	936

Total liabilities	20,903	19,934

Commitments and contingencies (Note 11)
Minority interest	165	198
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2005 and 2004	6	6
Additional paid-in capital	2,670	2,661
Accumulated deficit	(4,679)	(3,913)
Minimum pension liability	(2,460)	(2,469)
Accumulated other comprehensive income (loss), excluding minimum pension liability	(36)	237
Treasury stock, at cost (3.6 million and 3.8 million shares in 2005 and 2004, respectively)	(58)	(61)

Total stockholders’ deficit	(4,557)	(3,539)

Total liabilities and stockholders’ deficit	$16,511	$16,593

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2005	2004

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(741)	$206
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	581	565
Deferred income taxes	(14)	(101)
Employee and product line charges	—	70
Pension and other postretirement benefit expenses	772	719
Equity income	(34)	(47)
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	200	(167)
Inventories, net	90	(101)
Prepaid expenses and other	83	66
Accounts payable	67	158
Employee and product line charge obligations	(44)	(215)
Accrued and other long-term liabilities	(102)	(7)
Pension contributions	(625)	(600)
Other	(9)	43

Net cash provided by operating activities	224	589

Cash flows from investing activities:
Capital expenditures	(555)	(430)
Proceeds from sale of property	43	31
Other	37	14

Net cash used in investing activities	(475)	(385)

Cash flows from financing activities:
Repayment of debt securities	—	(500)
Net proceeds from term loan facility	983	—
Net (repayments of) proceeds from borrowings under revolving credit facilities and other debt	(554)	194
Dividend payments	(56)	(79)
Issuances of treasury stock	—	2
Other	(57)	(19)

Net cash provided by (used in) financing activities	316	(402)

Effect of exchange rate fluctuations on cash and cash equivalents	(41)	(14)

Increase (decrease) in cash and cash equivalents	24	(212)
Cash and cash equivalents at beginning of period	964	893

Cash and cash equivalents at end of period	$988	$681

See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
      General — Delphi Corporation (“Delphi”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries in which we hold a controlling finance interest and variable interest entities of which the Company has determined that it is the primary beneficiary.
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
      Earnings Per Share — Basic earnings (loss) per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings (loss) per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented, unless inclusion would not have had a dilutive effect. These securities include stock options and restricted stock units.
      Actual weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share were:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(in thousands)
Weighted average shares outstanding	561,417	560,893	558,330	560,617
Effect of dilutive securities	—	1,539	—	1,541

Diluted shares outstanding	561,417	562,432	558,330	562,158

      Securities excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(in thousands)
Anti-dilutive securities	88,804	72,579	88,971	72,815

      The Board of Directors declared a dividend on Delphi common stock of $0.015 per share on June 22, 2005, which was paid on August 2, 2005 to holders of record on July 5, 2005. The dividend declared of $0.03 per share on March 23, 2005 was paid on May 2, 2005.
      Stock-Based Compensation — Delphi’s stock-based compensation programs include stock options, restricted stock units, and stock appreciation rights (SARs). As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees,” and related interpretations. As such, Delphi has followed the nominal vesting period approach for awards issued with retirement eligible provisions, and will continue to follow this approach for existing awards and new awards issued prior to the adoption of SFAS No. 123(R) in January 2006. Following the adoption of SFAS No. 123(R), Delphi will recognize compensation cost based on the grant-date fair value of the equity or liability instruments issued, with expense recognized over the periods that an employee provides service in exchange for the award. We are currently assessing the effects of SFAS 123(R), but have not yet determined the impact on the consolidated financial statements.
      Stock options granted during 2004, 2003 and 2002 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Compensation expense for restricted stock units is recognized over the vesting period. Compensation expense for SARs is recognized when the current stock price is greater than the SARs’ exercise price.
      If Delphi accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(in millions, except per share amounts)
Net (loss) income, as reported	$(338)	$143	$(741)	$206
Add: Stock-based compensation expense recognized, net of related tax effects	10	3	13	5
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(14)	(6)	(19)	(10)

Pro forma net (loss) income	$(342)	$140	$(747)	$201

(Loss) earnings per share:
Basic and diluted — as reported	$(0.60)	$0.25	$(1.33)	$0.37

Basic and diluted — pro forma	$(0.61)	$0.25	$(1.34)	$0.36

      In May 2004, Delphi’s existing outstanding equity compensation plans expired and shareholders approved a new equity compensation plan, which provides for issuances of up to 36.5 million shares of common stock. During the second quarter of 2004, we issued approximately 4.5 million restricted stock units and approximately 6.8 million options. On March 1, 2005, we issued approximately 4.3 million restricted stock units under the Long Term Incentive Plan approved by shareholders in May 2004. During the quarter ended June 30, 2005, no restricted stock units and no stock options were awarded under this plan. As of June 30, 2005, there are approximately 21 million shares available for future grants under these plans.
      Retention Payments — During the first quarter of 2005, a retention program for U.S. salaried employees was implemented. Under the terms of the program, U.S. salaried employees, other than executives, received retention payments totaling approximately $13 million in the first quarter of 2005. Substantially all U.S. salaried executives will receive a series of payments between September 2005 and September 2006. Employees, other than those executive officers subject to the reporting obligations of Section 16 of the Securities Exchange Act of 1934 (the “reporting officers”), who voluntarily separate from Delphi prior to March 1, 2008 have agreed and will be required to repay the retention payments. The cost associated with the retention program payments attributable to all employees, other than the reporting officers, is being recognized over the related service period from March 2005 through February 2008.

      Reclassifications — Reclassifications have been made to separately identify the non-cash pension and other postretirement benefit expenses and pension contributions within the operating section of the Consolidated Statements of Cash Flows.

2.	EMPLOYEE AND PRODUCT LINE CHARGES AND ONGOING ATTRITION PROGRAMS

2004 and 2003 Employee and Product Line Charges
      In the fourth quarter of 2004, Delphi recorded approved charges primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in these charges are postemployment obligations and other exit costs. The employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at impaired sites, combined with the budget business plan outlook for such sites and product lines. The postemployment obligations include estimated costs for inactive employees, primarily at U.S. sites being consolidated, throughout the duration of their contractual employment.
      During 2004, we achieved our restructuring plans approved in the third quarter of 2003 to reduce our hourly and salaried workforce by approximately 9,675 employees. Our plans entailed reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, we recorded charges for employee costs during the three and six months ended June 30, 2004 of $32 million and $70 million, respectively, which is included in employee and product line charges. No charges were recorded to employee and product line charges in conjunction with these plans during the three and six months ended June 30, 2005.
      The following is a summary of the activity in the employee and product line charges related to the above plans:

	Employee	Exit
Employee and Product Line Charges	Costs	Costs	Total

	(in millions)
Balance at January 1, 2005	$124	$16	$140
Charges during the first six months of 2005	—	—	—
Usage during the first six months of 2005	(42)	(2)	(44)

Balance at June 30, 2005	$82	$14	$96	(a)

(a)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      During the three months ended June 30, 2005 and 2004, we paid $18 million and $88 million, respectively, and during the six months ended June 30, 2005 and 2004, we paid $44 million and $281 million, respectively, related to our restructuring plans announced in the third quarter of 2003 and in the fourth quarter of 2004. Of the $96 million employee and product line charges balance shown in the table above, we expect that approximately $30 million will be paid in subsequent quarters in 2005 and the remainder in 2006 and 2007.

Ongoing Attrition Programs
      Delphi has and will continue to seek to transform its operating cost structure using ongoing attrition programs. The objective of the programs is to increase the focus of manufacturing conducted in regions of the world where labor costs are lower. In conjunction with the ongoing employee attrition programs, we incurred expenses of $57 million and $14 million in cost of sales in the three months ended June 30, 2005 and 2004, respectively, and $91 million and $66 million in cost of sales in the six months ended June 30,

2005 and 2004, respectively. Such costs include cash-based payments, costs for increased employee benefit liabilities, and other employee liabilities.

3.	ASSET SECURITIZATION

U.S. Program
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). In March 2005, the U.S. program was amended to allow Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, is now accounted for as a secured borrowing. The program expires March 22, 2006 and can be extended based upon the mutual agreement of the parties, and contains a financial covenant and certain other covenants similar to our credit facilities described in Note 6, Debt below, which if not met, could result in a termination of the agreement. In June 2005, Delphi amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended credit facilities’ covenant as discussed in Note 6, Debt, below. The U.S. Facility Program lenders also granted waivers similar to those granted under the credit facilities’ amendments regarding the time by which Delphi was required to provide audited financial statements. At June 30, 2005, there were no borrowings under this program and we were in compliance with all such covenants.
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
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (1.4% to 1.6% in the second quarter of 2004), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $1.7 million and $2.4 million for the three and six months ended June 30, 2004, respectively. Additionally, we perform collections and administrative functions on the receivables transferred similar to the procedures we use for collecting all of our receivables, including receivables that are not transferred under the U.S. Facility Program. We can elect to keep the collections and transfer additional receivables in exchange; or, we can transfer the cash collections to the Conduits thereby reducing the amount of transfers of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program did not result in the recognition of a servicing asset or liability in 2004 under the provisions of SFAS 140 because the benefits of servicing were just adequate to compensate us for our servicing responsibilities.

European Program
      In December 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($271 million at June 30, 2005 currency exchange rates) and £10 million ($18 million at June 30, 2005 currency exchange rates). In June 2005, Delphi amended the European trade receivables securitization program to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and to amend other procedural terms. The program expires on June 30, 2006 and can be extended, based upon the mutual agreement of the parties. Accounts receivable transferred under this program are accounted for as short-term debt. As of June 30, 2004, we had no significant accounts receivable transferred under this program. As of June 30, 2005, outstanding borrowings under this program were approximately $250 million. Additionally, the European program contains a financial covenant and certain other covenants similar to our credit facilities that, if not met, could result in a termination of the agreement. At June 30, 2005 and 2004, we were in compliance with all such covenants.

4.	PROPERTY
      In June 2005, we exercised our purchase options to purchase certain of the company’s leased properties. As a result, on June 28, 2005, we completed the purchase of our Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. As of June 30, 2005, these properties were included in our net property balance on the consolidated balance sheet for approximately $101 million. The purchase of another leased facility for approximately $28 million was completed in July 2005. Prior to the purchases, these leases were accounted for as operating leases.

5.	WARRANTIES
      We recognize expected warranty costs for products sold at the time of sale of the product based on management estimates of the amount that will eventually be required to settle such obligations. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.
      The table below summarizes the activity in the warranty liability for the six months ended June 30, 2005 and 2004.

	June 30,

	2005	2004

	(in millions)
Accrual balance at beginning of year	$274	$258
Provision for estimated warranties accrued during the period	60	52
Accruals for pre-existing warranties (including changes in estimates)	(1)	5
Settlements made during the period (in cash or in kind)	(85)	(53)
Foreign currency translation	(7)	(2)

Accrual balance at end of period	$241	$260

      Approximately $202 million and $226 million of the warranty accrual balance as of June 30, 2005 and December 31, 2004, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. The remaining $39 million and $34 million of the warranty accrual balance as of June 30, 2005 and December 31, 2004, respectively, is included in other long-term liabilities.

6.	DEBT
      Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities, reduced by the amount of any outstanding letters of credit. The terms of the credit facilities provided for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which was terminated in June 2005.
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
      As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. As of June 30, 2005, $1.0 billion was outstanding under the Term Loan. In addition, Delphi had approximately $78 million in letters of credit outstanding against the Facilities as of June 30, 2005. We were in compliance with the financial covenant and all other covenants as of June 30, 2005.
      The Term Loan requires interest payments during the term at a variable interest rate of 650 basis points above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the Facilities. Accordingly, the interest rate will fluctuate based on the movement of LIBOR through the term of the loan. The Term Loan has a 1% per annum amortization for the first 5 years and 9 months. The then outstanding principal and any accrued and unpaid interest is due in full at the end of term, on June 14, 2011. The Term Loan is not repayable in the first year and, in accordance with the terms of the Facilities, during the second and third year is subject to prepayment penalties on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal is repayable without premium or penalty.
      The Revolving Credit Facility carries a variable interest rate of 500 basis points above LIBOR on outstanding borrowings, subject to adjustment based on Delphi’s credit ratings. The Revolving Credit Facility has a commitment fee payable on the unused portion of 50 basis points per annum, which is also subject to adjustment based upon Delphi’s credit ratings. Each of the interest rates on borrowings and the commitment fee under the Revolving Credit Facility is adjustable and will fluctuate as described for the Term Loan. The Revolving Credit Facility will expire June 18, 2009. Borrowings under the Revolving Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The Facilities provide the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries, including a pledge of 65% of the stock of its first tier foreign subsidiaries, and further provides that amounts borrowed under the Facilities will be guaranteed by Delphi’s wholly-owned domestic subsidiaries (except for insignificant subsidiaries and subsidiaries that act solely as conduits for accounts receivable securitization programs). The amount outstanding at any one time is limited by a borrowing base computation. The borrowing base is calculated as the sum of (a) 85% of U.S. accounts receivable (excluding accounts receivable which have been sold into the U.S. accounts receivables securitization program) of Delphi and its subsidiaries, (b) 60% of inventory (including raw materials, work in progress and finished goods, but excluding inventory to the extent subject to accounts receivable financings) of Delphi and its subsidiaries that is located in the United States or which is owned but consigned to Mexican subsidiaries, and (c) $750,000,000 with respect to U.S. plant, property and equipment of Delphi and its subsidiaries. The terms of the Facilities specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and U.S. manufacturing subsidiaries in order to ensure that at the time of any borrowing under the Term Loan or the Revolving Credit Facility, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) will not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to Delphi’s outstanding bonds and debentures).
      The amended Facilities contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) secured debt (excluding letters of credit, but including, without limitation, Term Loans, revolving loans, funded debt in respect of receivables securitizations and factoring facilities, and any other secured debt (including second lien debt) permitted under the terms of the Facilities, minus cash on each test date in excess of $500,000,000 (provided that the amount of such cash deducted shall in no event exceed $500,000,000)) to (b) the aggregate sum of the preceding four quarters EBITDA (as defined in the Facilities). The above mentioned ratio cannot exceed 2.75 to 1 for each of the quarters through and including the quarter ending June 30, 2006, 2.50 to 1 for the quarters ending September 30, 2006 through and including the quarter ending September 30, 2007, and 2.25 to 1 for the quarter ending December 31, 2007 and thereafter. The ratio for the quarter ended June 30, 2005 was 1.32 to 1.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS
      Pension plans covering unionized employees in the U.S. generally provide benefits of negotiated stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi has been contributing annually to its qualified plans amounts not less than the minimum required by applicable laws and regulations. During the six months ended June 30, 2005 and 2004, Delphi contributed $625 million and $600 million, respectively, to its U.S. defined benefit pension plans.
      As of March 1, 2005, Delphi amended its salaried health care benefits plan. Under this plan amendment, effective January 1, 2007, Delphi reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses of salaried employees who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, this resulted in a decrease in the other postretirement benefit obligations (“OPEB”) liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment began in June 2005.

      The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six-month periods ended June 30, 2005 and 2004 for U.S. salaried and hourly employees:

			Other				Other
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(in millions)
Service cost	$73	$71	$43	$44	$146	$142	$90	$89
Interest cost	181	174	130	123	362	349	271	251
Expected return on plan assets	(197)	(180)	—	—	(394)	(361)	—	—
Amortization of prior service cost	35	35	(27)	(1)	70	70	(28)	(2)
Amortization of net loss	53	36	54	29	106	71	103	64
Special termination benefits	2	2	1	—	2	5	3	1

Net periodic benefit cost	$147	$138	$201	$195	$292	$276	$439	$403

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. Pension expense for these subsidiaries for the three months ended June 30, 2005 and 2004 was $25 million and $19 million, respectively, and for the six months ended June 30, 2005 and 2004 was $41 million and $40 million, respectively.

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
      The fair value of derivative financial instruments as of June 30, 2005 and December 31, 2004 included current and non-current assets of $79 million and $99 million, respectively, and current and non-current liabilities of $17 million and $43 million, respectively. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Net gains included in OCI as of June 30, 2005, were $50 million after-tax ($68 million pre-tax). Of this pre-tax total, a gain of approximately $62 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $1 million is expected to be included in subsequent periods. A loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

9.	STOCKHOLDERS’ DEFICIT
      Changes in stockholders’ deficit for the six months ended June 30, 2005 were:

					Accumulated Other
					Comprehensive Loss

	Common Stock		Additional		Minimum				Total
			Paid-In	Accumulated	Pension			Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Liability	Other		Stock	Deficit

	(in millions)
Balance at January 1, 2005	565	$6	$2,661	$(3,913)	$(2,469)	$237		$(61)	$(3,539)
Net loss	—	—	—	(741)	—	—		—	(741)
Currency translation adjustments and other	—	—	—	—	9	(250	)(a)	—	(241)
Net change in unrecognized gain on derivative instruments	—	—	—	—	—	(23)		—	(23)

Total comprehensive loss									(1,005)
Shares issued for employee benefit plans, net	—	—	9	—	—	—		3	12
Dividends	—	—	—	(25)	—	—		—	(25)

Balance at June 30, 2005	565	$6	$2,670	$(4,679)	$(2,460)	$(36)		$(58)	$(4,557)

(a)	Other includes the reversal of unrealized gains of $14 million from other comprehensive income due to the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income.

10.	SEGMENT REPORTING
      Included below are sales and operating data for our sectors for the three and six months ended June 30, 2005 and 2004. Our sectors were realigned effective January 1, 2005 as disclosed in our quarterly report on Form 10-Q for the period ended March 31, 2005. The 2004 data has been reclassified to conform with the current sector alignment. Management reviews our sector operating results for purposes of making operating decisions and assessing performance excluding certain charges in the second quarter of 2004 of $46 million, which includes $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”) and certain charges for the first six months of 2004 of $136 million, which includes $66 million in cost of sales and $70 million in employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges.

      Selected information regarding Delphi’s product sectors is as follows:

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Three Months Ended:
June 30, 2005
Net sales to GM and affiliates	$1,688		$1,354		$367		$(2)		$3,407
Net sales to other customers	1,407		2,082		103		24		3,616
Inter-sector net sales	206		81		157		(444)		—

Total net sales	$3,301		$3,517		$627		$(422)		$7,023

Sector operating income (loss)	$(157)		$171		$(268)		$(30)		$(284)
June 30, 2004(b)
Net sales to GM and affiliates	$2,035		$1,611		$487		$—		$4,133
Net sales to other customers	1,359		1,931		119		—		3,409
Inter-sector net sales	212		96		213		(521)		—

Total net sales	$3,606		$3,638		$819		$(521)		$7,542

Sector operating income (loss)	$105	(c)	$324	(c)	$(151	)(c)	$(22	)(c)	$256	(c)

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
	Interior		Safety		Group		Other(a)		Total

	(in millions)
For the Six Months Ended:
June 30, 2005
Net sales to GM and affiliates	$3,365		$2,722		$745		$(26)		$6,806
Net sales to other customers	2,732		4,090		214		43		7,079
Inter-sector net sales	416		174		323		(913)		—

Total net sales	$6,513		$6,986		$1,282		$(896)		$13,885

Sector operating income (loss)	$(340)		$340		$(527)		$(81)		$(608)
June 30, 2004(b)
Net sales to GM and affiliates	$4,093		$3,238		$991		$—		$8,322
Net sales to other customers	2,655		3,731		239		—		6,625
Inter-sector net sales	411		218		439		(1,068)		—

Total net sales	$7,159		$7,187		$1,669		$(1,068)		$14,947

Sector operating income (loss)	$215	(d)	$611	(d)	$(296	)(d)	$(41	)(d)	$489	(d)

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	As previously disclosed, amounts have been reclassified from prior presentation to conform to our new sector alignment.

(c)	Excludes Second Quarter 2004 Charges of $11 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $8 million for Automotive Holdings Group and $3 million for Other.

(d)	Excludes the 2004 Charges of $42 million for Dynamics, Propulsion, Thermal & Interior, $44 million for Electrical, Electronics & Safety, $43 million for Automotive Holdings Group and $7 million for Other.

11.	COMMITMENTS AND CONTINGENCIES

Ongoing SEC Investigation
      As previously disclosed, Delphi is the subject of an ongoing investigation by the Staff of the Securities and Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.

Shareholder Lawsuits
      Several class action lawsuits have been commenced against Delphi, several of Delphi’s subsidiaries, certain current and former directors and officers, General Motors Investment Management Corporation (the named fiduciary for investment purposes and investment manager to Delphi’s employee benefit plans), and several current and former employees of Delphi or Delphi’s subsidiaries, as a result of its announced intention to restate its financial statements. These lawsuits fall into three categories. One group has been brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), purportedly on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans who invested in the Delphi Common Stock Fund. Plaintiffs allege that the plans suffered losses due to the defendants’ breaches of fiduciary duties under ERISA. To date, the Company has been served in thirteen such lawsuits and is aware of an additional two that are pending. All pending cases have been filed in the U.S. District Court for the Eastern District of Michigan.
      The second group of purported class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served in three such pending lawsuits and is aware of five additional lawsuits. The lawsuits are currently pending in the U.S. District Court for the Southern District of New York and the U.S. District Court for the Southern District of Florida.
      The third group of lawsuits pertains to three shareholder derivative cases and a demand. To date, certain current and former directors and officers have been named in three such lawsuits. One is pending in Oakland County Circuit Court in Pontiac, Michigan, a second is pending in the U.S. District Court for the Southern District of New York, and a third is pending in the U.S. District Court for the Eastern District of Michigan. In addition, the Company has received a demand letter from a shareholder requesting that the Company consider bringing a derivative action against certain current and former officers. The derivative lawsuits and the demand that the Company consider further derivative action are premised on allegations that certain current and former officers made materially false and misleading statements in violation of federal securities laws. The Company has appointed a special committee of the Board of Directors to consider the demand.
      Due to the preliminary nature of these cases, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. Although Delphi believes that any loss that the Company would suffer under such lawsuits should, after payment of a $10 million deductible, be covered by its director and officer insurance policy, it cannot assure that the impact of any loss not covered by insurance or applicable reserves would not be material. Delphi has recorded a reserve related to these lawsuits equal to the amount of its insurance deductible.

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
      With respect to intellectual property matters, on September 7, 2004, we received the arbitrator’s binding decision resolving a dispute between Delphi and Litex. In May 2001, Litex had filed suit against Delphi in federal court in the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, we received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the federal court for the District of Massachusetts seeking declaratory relief to enforce the parties’ agreement in the original case prohibiting Litex from bringing such claims. On March 28, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. On July 21, 2005, the parties argued their respective positions and the matter remains pending before the federal court for the District of Massachusetts.
      Additionally, for the past several years Delphi has been involved in patent licensing negotiations with Denso Corporation relating to engine control technology. Denso Corporation has escalated the dispute by filing, but not serving, a patent infringement complaint in the United States District Court for the District of Delaware. Although negotiations are continuing, it is not clear that this matter will be resolved without litigation. Delphi believes it has meritorious defenses to the suit and will vigorously defend as necessary.
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

12.	SUBSEQUENT EVENTS
      Events have occurred subsequent to June 30, 2005 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. Those items include the sale of the global lead-acid battery business, comprised of net assets totaling approximately $191 million, as described below; and the purchase of certain previously leased facilities in July 2005 as described in Note 4, Property. Those items also include the draw down of $1.5 billion from our $1.8 billion five-year Revolving Credit Facility on August 3, 2005, and our discussions with our unions and GM concerning a comprehensive restructuring designed to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S.
      On June 30, 2005, Delphi reached final agreement to sell its battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”), for $202.5 million. The transaction closed July 1, 2005. The business sold includes Delphi’s global starting, lighting and ignition lead-acid battery operations, including joint venture interests. The transaction also includes tools, inventory, equipment, intellectual property and certain brand names associated with the battery product line. In addition, approximately 2,700 employees will transition with the business to JCI. The business generated approximately $600 million annually in global consolidated revenues. Delphi expects to recognize a small gain on the sale of the battery business in the third quarter of 2005. However, this gain is expected to be largely offset by asset valuation adjustments on the retained assets from the battery product line.
      Prior to the sale, Delphi’s global battery product line manufactured lead-acid batteries for original equipment (“OE”) manufacturers and sold original equipment for aftermarket distribution. Delphi manufactures batteries in two U.S. plants in Fitzgerald, Georgia, and New Brunswick, New Jersey; and internationally in Sarreguemines, France; Piracicaba, Brazil; Tlaxcala, Mexico; and joint ventures in Shanghai, China; Kumi, Korea; and Dammam, Saudia Arabia.
      Delphi’s interest in its global battery product line has been transitioned to JCI effective July 1, 2005, with the exception of the U.S. operations. The transaction is anticipated to be a two-step sale of Delphi’s global battery business. The receipt of the $202.5 million cash purchase price is not contingent upon completion of the second step. In the first step, JCI assumed global supply contracts and shareholdings of Delphi’s battery manufacturing operations in France, Brazil, Mexico and in Delphi’s joint ventures in Korea, China and Saudi Arabia. Further, JCI assumed responsibility as a Tier 1 supplier for OE customers of Delphi’s U.S. operations. Delphi entered into a contract manufacturing supply arrangement, becoming a Tier 2 supplier to JCI, and began supplying batteries from its two U.S. plants to JCI for a transition period ending on or before November 30, 2007. In the second step, subject to discussions between Delphi and the Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”), it is anticipated that JCI would purchase Delphi’s New Brunswick, New Jersey operation. Pending a commercial agreement between Delphi and a customer, and final discussions with the UAW, the Fitzgerald, Georgia operation will remain with Delphi and change to a new product line at the conclusion of the transition period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
      We are a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Our technologies are present in more than 75 million vehicles on the road worldwide as well as in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2005 will generally not impact our financial results until 2007 or beyond.

      We are currently facing considerable challenges due to our high cost structure, combined with revenue decreases stemming from a substantial slowdown in General Motors (“GM”) North American vehicle production. Our results are heavily dependent on overall vehicle production throughout the world, particularly vehicle production at our largest customer, GM. Consistent with one of the primary rationales for separating Delphi from GM, we have diversified our customer base significantly since our separation from GM in 1999 (the “Separation”). However, our results of operations remain highly sensitive to our volume of business with GM, particularly in the United States, due to the high fixed-cost nature of those operations. Recently, GM’s North American production levels have declined. We currently expect GM North America’s 2005 production to decrease approximately 10% from the 2004 levels. This trend has had a significant negative impact on our results of operations during the first six months of 2005.
      While we have shown steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles and non-auto applications, these gains have been outpaced by the decrease of our GM sales. For the first six months of 2005, our non-GM sales exceeded our sales to GM for the first time. However, this trend was accelerated by the sharp decline in our volume of business with GM relative to continued but slowing growth in our sales to non-GM customers. In the second quarter of 2005, our revenues dropped on a year-over-year basis. Our second quarter 2005 net sales were $7.0 billion, down from $7.5 billion in the second quarter of 2004. Non-GM revenues were $3.6 billion, or 51.5% of sales, up 6.1% from the second quarter of 2004. However, our second quarter 2005 GM sales were $3.4 billion, down 17.6% from the second quarter of 2004, which more than offset the increases we achieved in non-GM sales. Our net loss for the second quarter of 2005 was $338 million. Our net sales for the first six months of 2005 were $13.9 billion, down from $14.9 billion in the first six months of 2004. Non-GM revenues were $7.1 billion, or 51% of sales, up 6.9% from the first six months of 2004, or $454 million, up 3.9% excluding the favorable impact of changes in foreign exchange rates. However, these increases were more than offset by an 18.2% drop in our GM sales for the first six months of 2005 to $6.8 billion. Our net loss for the first six months of 2005 was $741 million.
      We are also confronted with high structural costs. In the first six months of 2005, exacerbating the revenue effects of a more challenging U.S. vehicle manufacturer production environment was slowing attrition of our U.S. hourly workforce, increased commodity price pressures and volume-related cost issues. While we have actively sought, and will continue to seek, to reduce our operating costs where opportunities arise, our existing cost structure limits our ability to capture additional savings going forward. For example, the employee and product line initiatives we announced in 2003 are now complete. However, the savings realized from our prior restructuring plans, combined with other operating performance improvements, have only partially offset the effects of rising wages, pension and health care costs, as well as continued price pressures. Our previously announced restructuring plans contemplate ongoing attrition programs to further reduce our workforce by 8,500 positions in 2005 through GM flowbacks, normal attrition and incentivized retirements. We expected that total reductions pursuant to these plans would be 3,000 U.S. hourly employees and 5,500 non-U.S. employees. Based on reductions through the first half of 2004, we believe we are on track to achieve this goal; however, further hourly attrition through GM flowbacks has been limited and may be further limited if lower GM North America production volumes continue. As such, we may see a different mix between U.S. and non-U.S. employees than we originally expected. Additionally, as noted more fully below, as part of our restructuring efforts, we are engaging our major unions in discussions regarding labor cost modifications that would permit Delphi’s U.S. workforce to be competitive with its U.S. peers.
      During the first six months of 2005, we faced commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of key suppliers, had the effect of increasing our losses during the first six months of 2005. Raw material steel supply has continued to be constrained and commodity cost pressures have continued to intensify as our supply contracts expire during 2005. We expect to incur $0.4 billion of higher commodity cost in 2005 than in 2004. This amount includes $0.1 billion for costs associated with troubled suppliers. We have been seeking to manage these cost pressures using a combination of techniques, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, and changing suppliers. To the extent that we experience cost increases, we will seek to pass these cost increases on to our customers, but if we are not successful, our costs in future periods may be adversely impacted. To date, due to previously established contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms that enable us to recover the actual commodity costs we are incurring.
      Critical success factors for us include managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs as well as competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing, selling or otherwise disposing of unprofitable businesses, including those that are part of our Automotive Holdings Group (“AHG”) operations, and reducing overall material costs. We believe that we will record a substantial net loss for the year ended December 31, 2005 and that our cash flows from operations will be significantly reduced from 2004 levels. We have substantial obligations relating to pension funding and restructuring charges.
      Delphi is rated by Standard & Poor’s, Moody’s, and Fitch Ratings. We currently have senior unsecured ratings of CCC-/ Ca/ CCC, respectively, preferred stock ratings of CC/ C/ CCC-, respectively, and senior secured debt ratings of B-/ B3/ B, respectively, due to downgrades in 2005. As a result of the downgrades, our facility fee and borrowing costs under our credit facilities increased. If we are further downgraded, our cost of borrowing will continue to increase and availability of credit to meet our liquidity needs may be further constrained. Accordingly, we must obtain more sustainable improvements to our cost structure.
      We are engaging in discussions with our largest union, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), and GM, concerning a comprehensive restructuring designed to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. going forward. These discussions involve seeking modifications required to implement such restructuring and increased flexibility to transform, sell or close operations under our collective bargaining agreements, as well as seeking GM’s financial support for our restructuring efforts. The goal of these discussions is to achieve a sustainable cost structure for the Company’s U.S. operations. We are engaging our other U.S. unions in separate discussions over the same issues. With respect to our operations outside the United States, which are generally profitable, the comprehensive restructuring is not expected to have a material impact. If we are not successful, we would consider other strategic alternatives for preserving the value of the Company, including a reorganization pursuant to the U.S. Bankruptcy Code. In this regard, a modification to the current U.S. Bankruptcy Code is scheduled to become effective October 17, 2005, which modification generally is expected to reduce the flexibility of companies filing for reorganization on or after such date.
      We anticipate funding operations during the short-term, which is the expected period of our discussions with GM and the UAW regarding a comprehensive restructuring of our U.S. operations, primarily through the use of available cash on hand, cash generated from operations and cash recently borrowed under our $1.8 billion five year revolving credit facility (the “Revolving Credit Facility”). In this regard, on August 3, 2005, we drew down $1.5 billion from our Revolving Credit Facility so that we could make use of such funds during this period to the extent required. With respect to funding our operations beyond the short-term period during which we are engaged in discussions with our unions and GM, if these discussions are successful in establishing a sustainable cost structure in the U.S., the Company expects to finance its operations through a combination of short-term and long-term debt, depending on market conditions, as well as cash from operations.
      The terms of our Revolving Credit Facility and our $1.0 billion six-year term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Facilities”) contain a financial covenant based on a consolidated leverage ratio, which is tested at each quarter-end. Our ability to comply with such consolidated leverage ratio for the testing period ending on September 30, 2005 will depend on, among other things, the extent to which payment terms to our suppliers and other creditors continue to be reasonably consistent with payment terms under our existing contracts. If the terms are reasonably consistent, we expect we will be in compliance with the consolidated leverage ratio covenant for the testing period ending on September 30, 2005. If a determination is made that we were not in compliance with such financial covenant for the testing period ending on September 30, 2005 (pursuant to a compliance certificate for such period expected to be delivered in early November, or on the basis of other information), then generally lenders holding more than 50% of the loans outstanding and unused committed amounts under the Facilities may cause the amount outstanding under the Facilities to become due. In addition, if we are not in compliance with such financial covenant, our U.S. and European receivables securitization programs would no longer be available to us (as further discussed in “Available Credit Facilities” below). If the amount outstanding under the Facilities were to become due and we failed to pay such amount, we could trigger cross default provisions in the indentures applicable to our senior and our subordinated unsecured debt. If we believe we likely will not be, or are not, in compliance with the consolidated leverage ratio covenant, then we would consider available alternatives to reach an acceptable resolution regarding the Facilities, including possibly seeking interim support from GM or modifications of our Facilities as well as our other affected debt; however, we cannot assure you we will be successful in doing so.
Results of Operations
      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004. The information presented below is based on our sector realignment effective January 1, 2005, as discussed in Note 10, Segment Reporting, of our consolidated financial statements.

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004
      Net Sales. Net sales by product sector and in total for the three months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30,

Product Sector	2005	2004(a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,301	$3,606
Electrical, Electronics & Safety	3,517	3,638
Automotive Holdings Group	627	819
Other(b)	(422)	(521)

Consolidated net sales	$7,023	$7,542

(a)	The 2004 data has been reclassified to conform to the realignment of our business sectors by moving three additional manufacturing operations into the company’s Automotive Holdings Group (“AHG”) effective January 1, 2005, to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions.

(b)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.
      Consolidated net sales for the second quarter of 2005 were $7.0 billion compared to $7.5 billion for the same period of 2004. Our non-GM sales increased by $207 million, including $101 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $106 million or 3.1%. This non-GM sales increase was due to new business from diversifying our global customer base, and the migration of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases. As a percent of our net sales for the second quarter of 2005, our non-GM sales were 51.5%. However, more than offsetting the gains in non-GM sales was a $726 million decrease in GM sales, including $34 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $760 million or 18.4%. The GM sales decrease was principally due to volume decreases as a result of lower GM North America production and to a lesser extent price decreases and decisions to exit certain businesses. Our net sales also were reduced by continued price pressures that resulted in price reductions of approximately $139 million or 1.8% for the second quarter of 2005, compared to approximately $136 million or 1.9% for the second quarter of 2004.
      Gross Margin. Our gross margin fell to 5.9% for the second quarter of 2005 compared to gross margin of 12.4% for the second quarter of 2004. Gross margin in the second quarter of 2005 and 2004 was negatively impacted by $57 million and $14 million, respectively, of costs related to on-going employee attrition programs. The second quarter of 2005 gross margin as compared to the second quarter of 2004 was also negatively impacted by reductions in selling prices of approximately 1.8% of sales, increased wage and benefit costs of approximately 1.4% of sales and commodity price increases of approximately 1% of sales. These cost increases were partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts. Slower U.S. hourly workforce attrition combined with lower production volumes negatively impacted our ability to offset the cost increases noted above.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses of $412 million or 5.9% of total net sales for the second quarter of 2005 were consistent with $410 million or 5.4% of total net sales for the second quarter of 2004.
      Depreciation and Amortization. Depreciation and amortization of $289 million for the second quarter of 2005 was substantially consistent with $283 million for the second quarter of 2004.
      Employee and Product Line Charges. There were no charges for the second quarter of 2005 as discussed below in the “Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004 — Employee and Product Line Charges” analysis.
      Operating Results. Our operating loss was $284 million for the second quarter of 2005 compared to operating income of $210 million for the second quarter of 2004. The second quarter of 2004 results include charges of $14 million in cost of sales and $32 million in employee and product line charges (the “Second Quarter 2004 Charges”). Management reviews our sector operating income results excluding these charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months
	Ended June 30,

Product Sector	2005	2004

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(157)	$105
Electrical, Electronics & Safety	171	324
Automotive Holdings Group	(268)	(151)
Other(a)	(30)	(22)

Subtotal	(284)	256
Second Quarter 2004 Charges(b)	—	(46)

Total operating (loss) income	$(284)	$210

(a)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

(b)	Represents the Second Quarter 2004 Charges of $11 million for Dynamics, Propulsion, Thermal & Interior, $24 million for Electrical, Electronics & Safety, $8 million for Automotive Holdings Group and $3 million for Other.
      Our operating loss for the second quarter of 2005 was $284 million compared to operating income of $256 million for the second quarter of 2004 excluding the impact of the Second Quarter 2004 Charges. The second quarter of 2005 operating loss includes $57 million of costs associated with on-going employee attrition programs. Operating income was negatively impacted by lower production volumes and slower U.S. hourly workforce attrition combined with selling price decreases of approximately 1.8% of sales, increased wage and benefit costs of approximately 1.4% of sales and commodity price increases of approximately 1% of sales. These cost increases were partially offset by savings resulting from our restructuring activities and ongoing cost reduction efforts totaling approximately 3% of sales.
      Other Income and Expense. We recorded other income in the second quarter of 2005 of $22 million as compared to other expense of $5 million for the second quarter of 2004. The second quarter of 2005 includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income.
      Taxes. We recorded income tax expense in the second quarter of 2005 of $20 million as compared to $17 million of income tax expense for the second quarter of 2004. During the second quarter of 2005, we recorded tax expense on non-U.S. pre-tax earnings and no longer provided income tax benefit on our U.S. losses. This resulted in an income tax expense even though we had pre-tax losses. During the second quarter of 2004, our effective tax rate (including the tax related to minority interest) was 11%. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required. An adjustment to reduce the reserve was recorded during the quarter. Excluding the benefit of this reduction in reserves on income tax expense, our effective tax rate (including the tax related to minority interest) for the second quarter of 2004 was 20%.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004
      Net Sales. Net sales by product sector and in total for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,

Product Sector	2005	2004 (a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$6,513	$7,159
Electrical, Electronics & Safety	6,986	7,187
Automotive Holdings Group	1,282	1,669
Other(b)	(896)	(1,068)

Consolidated net sales	$13,885	$14,947

(a)	The 2004 data has been reclassified to conform to the realignment of our business sectors by moving three additional manufacturing operations into the company’s Automotive Holdings Group (“AHG”) effective January 1, 2005, to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions.

(b)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

      Consolidated net sales for the first six months of 2005 were $13.9 billion compared to $14.9 billion for the same period of 2004. Our non-GM sales increased by $454 million, including $194 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $260 million or 3.9%. This non-GM sales increase was due to new business from diversifying our global customer base, and the migration of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases. As a percent of our net sales for the six months ended June 30, 2005, our non-GM sales were 51%. However, more than offsetting the gains in non-GM net sales was a $1.5 billion decrease in GM sales, including $60 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $1.6 billion or 18.9%. The GM sales decrease was principally due to volume decreases as a result of lower GM North America production and to a lesser extent price decreases and decisions to exit certain businesses. Our net sales were also reduced by continued price pressures that resulted in price reductions of approximately $290 million or 1.9% for the first six months of 2005, compared to approximately $262 million or 1.8% for the first six months of 2004.
      Gross Margin. Our gross margin fell to 5.6% for the first six months of 2005 compared to gross margin of 11.9% for the first six months of 2004. Gross margin in the first six months of 2005 and 2004 was negatively impacted by $91 million and $66 million, respectively, of costs related to on-going employee attrition programs. The first six months of 2005 gross margin as compared to the first six months of 2004 was also negatively impacted by reductions in selling prices of approximately 1.9% of sales, increased wage and benefit costs of approximately 1.6% of sales and commodity price increases of approximately 1% of sales. These cost increases were partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts. Slower U.S. hourly workforce attrition combined with lower production volumes negatively impacted our ability to offset the cost increases noted above.
      Selling, General and Administrative. SG&A expenses of $806 million or 5.8% of total net sales for the first six months of 2005 were slightly higher than $788 million or 5.3% of total net sales for the first six months of 2004. The increase is due to non-recurring costs associated with the internal accounting investigation, increased wage and benefit costs, and exchange rate effects largely offset by other cost savings.
      Depreciation and Amortization. Depreciation and amortization was $581 million for the first six months of 2005 compared to $565 million for the first six months of 2004. The increase primarily reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service.
      Employee and Product Line Charges. In the fourth quarter of 2004, Delphi recorded approved charges primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in these charges are postemployment obligations and other exit costs. The employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at impaired sites, combined with the budget business plan outlook for such sites and product lines. The postemployment obligations include estimated costs for inactive employees, primarily at U.S. sites being consolidated, throughout the duration of their contractual employment.
      During 2004, we achieved our restructuring plans approved in the third quarter of 2003 to reduce our hourly and salaried workforce by approximately 9,675 employees. Our plans entailed reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the UAW hourly employees may return (“flowback”) to GM. As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, we recorded charges for employee costs during the three and six months ended June 30, 2004 of $32 million and $70 million, respectively, which is included in employee and product line charges. No charges were recorded to employee and product line charges in conjunction with these plans during the three and six months ended June 30, 2005.

      The following is a summary of the activity in the employee and product line charges related to the above plans:

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

	(in millions)
Balance at January 1, 2005	$124	$16	$140
Charges during the first six months of 2005	—	—	—
Usage during the first six months of 2005	(42)	(2)	(44)

Balance at June 30, 2005	$82	$14	$96	(a)

(a)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      During the three months ended June 30, 2005 and 2004, we paid $18 million and $88 million, respectively, and during the six months ended June 30, 2005 and 2004, we paid $44 million and $281 million, respectively, related to our restructuring plans announced in the third quarter of 2003 and in the fourth quarter of 2004. Of the $96 million employee and product line charges balance shown in the table above, we expect that approximately $30 million will be paid in subsequent quarters in 2005 and the remainder in 2006 and 2007.
      Ongoing Attrition Programs. Delphi has and will continue to seek to transform its operating cost structure using ongoing attrition programs. The objective of the programs is to increase the focus of manufacturing conducted in regions of the world where labor costs are lower. In conjunction with the ongoing employee attrition programs, we incurred expenses of $57 million and $14 million in cost of sales in the three months ended June 30, 2005 and 2004, respectively, and $91 million and $66 million in cost of sales in the six months ended June 30, 2005 and 2004, respectively. Such costs include cash-based payments, costs for increased employee benefit liabilities, and other employee liabilities.
      Operating Results. Our operating loss was $608 million for the first six months of 2005 compared to operating income of $353 million for the first six months of 2004. The results for the first six months of 2004 include charges of $66 million in cost of sales and $70 million in employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding these charges. Accordingly, we have separately presented such amounts in the table below:

	Six Months
	Ended June 30,

Product Sector	2005	2004

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(340)	$215
Electrical, Electronics & Safety	340	611
Automotive Holdings Group	(527)	(296)
Other(a)	(81)	(41)

Subtotal	(608)	489
2004 Charges(b)	—	(136)

Total operating (loss) income	$(608)	$353

(a)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

(b)	Represents the 2004 Charges of $42 million for Dynamics, Propulsion, Thermal & Interior, $44 million for Electrical, Electronics & Safety, $43 million for Automotive Holdings Group and $7 million for Other.

      Our operating loss for the first six months of 2005 was $608 million compared to operating income of $489 million for the first six months of 2004 excluding the impact of the 2004 Charges. The first six months of 2005 operating loss includes $91 million of costs associated with on-going employee attrition programs. Operating income was negatively impacted by lower production volumes and slower U.S. hourly workforce attrition combined with selling price decreases of approximately 1.9% of sales, increased wage and benefit costs of approximately 1.6% of sales and commodity price increases of approximately 1% of sales. These cost increases were partially offset by savings resulting from our restructuring activities and ongoing cost reduction efforts totaling approximately 3% of sales.
      Other Income and Expense. We recorded other income for the first six months of 2005 of $27 million as compared to other expense of $11 million for the first six months of 2004. The second quarter of 2005 other income includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income.
      Taxes. We recorded income tax expense for the first six months of 2005 of $57 million as compared to $40 million of income tax expense for the first six months of 2004. During the first six months of 2005, we recorded tax expense on non-U.S. pre-tax earnings and no longer provided income tax benefit on our U.S. losses. This resulted in an income tax expense even though we had pre-tax losses. During the first six months of 2004, our effective tax rate (including the tax related to minority interest) was 19%. During the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required. An adjustment to reduce the reserve was recorded during the quarter. Excluding the benefit of this reduction in reserves on income tax expense, our effective tax rate (including the tax related minority interest) for the first six months of 2004 was 25%.
Liquidity and Capital Resources

Overview of Capital Structure
      Our objective is to appropriately finance our business through a mix of long-term and short-term debt and cash from operations, and to ensure that we have adequate access to liquidity. Adverse developments in our business described above have constrained our debt financing options and we have made changes to our debt capital structure as described below. Our cash flows have been negatively affected by the decline in the GM North American vehicle production. Additionally, as noted above, we are actively engaging our unions and GM in discussions to address our existing U.S. legacy liabilities and to achieve a sustainable cost structure for our U.S. operations. We anticipate funding operations and therefore having adequate access to liquidity during the short-term, which is the expected period of our discussions with GM and the UAW regarding a comprehensive restructuring of our U.S. operations, primarily through the use of available cash on hand, cash generated from operations and cash recently borrowed under our $1.8 billion Revolving Credit Facility. In this regard, on August 3, 2005, we drew down $1.5 billion from our Revolving Credit Facility, so that we could use such funds during this period to the extent required.
      The terms of our Facilities contain a financial covenant based on a consolidated leverage ratio, which is tested at each quarter-end. We were in compliance with the covenants, terms and conditions in the Revolving Credit Facility, including such financial covenant as of June 30, 2005, and we are required to be in compliance with such covenants as of September 30, 2005 and at the end of subsequent quarters. Our ability to comply with such consolidated leverage ratio for the testing period ending on September 30, 2005 will depend on, among other things, the extent to which payment terms to our suppliers and other creditors continue to be reasonably consistent with our existing contracts. If the terms are reasonably consistent, we expect we will be in compliance. If a determination is made that we were not in compliance (pursuant to a compliance certificate for such period expected to be delivered in early November 2005, or on the basis of other information), then generally lenders holding more than 50% of the loans outstanding and unused committed amounts under the Facilities may cause the amount outstanding under the Facilities to become due. In addition, if we are not in compliance with such financial covenant, our U.S. and European receivables securitization programs would no longer be available to us (as further discussed in “Available Credit Facilities” below). If the amount outstanding under the Facilities were to become due and we failed to pay such amount, we could trigger cross default provisions in the indentures applicable to our senior and our subordinated unsecured debt. If we believe we likely will not be, or are not, in compliance with the consolidated leverage ratio covenant, then we would consider available alternatives to reach an acceptable resolution regarding the Facilities, including possibly seeking interim support from GM or modifications of our Facilities as well as our other affected debt; however, we cannot assure you we will be successful in doing so.
      Of our $3.9 billion of outstanding debt at June 30, 2005, $3.4 billion was long-term, including current portion of long-term debt, consisting of $2.0 billion of senior, unsecured debt with maturities ranging from 2006 to 2029, $1.0 billion of term loan secured debt due 2011, and approximately $0.4 billion of junior subordinated notes due to Delphi Trust I and II due 2033. As of June 30, 2005, we had approximately $0.5 billion of short-term debt. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We have varying needs for short-term working capital financing as a result of the nature of our business. We finance our working capital through a mix of committed facilities, including receivables securitization programs, and uncommitted facilities, including bank lines and factoring lines. Throughout most of the first six months of 2005, we also maintained $3.0 billion of committed credit facilities. These facilities consisted of a 364-day revolving credit line in the amount of $1.5 billion, which was terminated June 2005, and a five-year revolving credit line in the amount of $1.5 billion, which will expire in June 2009. As disclosed in our Form 8-K filed with the SEC on June 15, 2005, we recently amended our five-year $1.5 billion credit line by increasing the available credit to $1.8 billion and securing the facility with a first lien on substantially all material tangible and intangible assets of Delphi including 65% of the capital stock of our first tier of foreign subsidiaries. In light of our cash flow constraints, we raised $1.0 billion through a cross-collateralized term loan. We used a portion of the term loan to fund $0.6 billion of pension contributions, while the remainder was used to pay down short-term debt. As a result of the foregoing refinancing and following the $1.5 billion draw down from the $1.8 billion Revolving Credit Facility, Delphi maintains access to $730 million through the U.S. securitization program and €225 million and £10 million through the European securitization programs subject to the limits imposed by our financial covenants of which $730 million of the U.S. securitization program and approximately $39 million of the European securitization programs was not utilized as of June 30, 2005. While we view these facilities as providing a source of back-up liquidity, we do not believe that the facilities represent a medium- or long-term solution to our ongoing funding requirements.
      Our Board of Directors and management use cash generated by the business as a measure of our performance. We believe the ability to generate cash flow from operations is critical to increasing Delphi’s value. Historically, we have used the cash we generate in our operations for strengthening our balance sheet, including reducing legacy liabilities such as pensions, restructuring our operations, generating growth, and paying dividends. Our net cash provided by operating activities dropped to $224 million for the six months ended June 30, 2005 from $589 million for the six months ended June 30, 2004. For the first six months of 2005, we used our cash primarily for funding our legacy cost transformation programs and contributions to our U.S. pension plans, and to a lesser extent for dividends. We currently have ERISA pension funding minimums of $1.1 billion in 2006. Based upon current overall macroeconomic conditions, we will also likely face additional ERISA minimums in 2007. In addition, we anticipate approximately $0.2 billion of payments from our previously announced employee and product line charges and ongoing attrition programs, and $25 million to $40 million of dividends declared in 2005. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. with our unions and GM, we expect our pension funding obligations will exceed our cash flows, including capital expenditures, in 2006 and will likely require us to use any remaining available cash and borrowing capacity under our Facilities. In addition, we do not expect to be able to finance the cost of further restructuring initiatives, if any, with cash generated from our business. Our ability to fund our pension funding obligations and to carry out additional restructuring initiatives with funds other than borrowed funds depends to an extent on factors that are not entirely within our control, such as the recovery of GM North American vehicle production levels, particularly at GM, and our ability to achieve a comprehensive restructuring with our unions and GM and the extent to which we continue to pay our suppliers and other creditors on terms reasonably consistent with our existing contracts. Because substantially all of our material tangible and non-tangible assets are encumbered and our credit ratings are low, we do not expect to raise any material amount of additional debt financing. In addition, since our Form 10-Q for the third quarter of 2004, Form 10-K for the year-ended 2004, and Form 10-Q for the first quarter of 2005 were not filed timely due to the Audit Committee investigation, we were deficient in our SEC filings. Therefore, we are currently ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. This means that we are unable to use our presently effective shelf registration statement to sell securities in the public market without first obtaining a waiver from the SEC. Unless we are able to increase our revenues, further decrease our costs (including by achieving a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. with our unions and GM), continue to pay our suppliers and other creditors on terms reasonably consistent with our existing contracts repatriate earnings and excess cash from non-U.S. operations, sell assets, and/or access the capital markets to raise funds in sufficient amounts to meet our continuing obligations, our cash and cash equivalents may begin to erode. There can be no assurance that we will be able to timely implement any of these measures or that these measures, to the extent they are implemented, will be sufficient for us to maintain adequate liquidity beyond the short-term.

Bonds and Trust Preferred Securities
      Delphi had $2.0 billion of unsecured debt at June 30, 2005. Our unsecured debt includes $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $500 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029.
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
      The indentures for our bonds and our notes payable to Trust I and Trust II contain provisions providing for an event of default in the event that we default on payments due on indebtedness, the outstanding principal amount of which exceeds $25 million.

Available Credit Facilities
      Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities (the “Credit Facilities”), reduced by the amount of any outstanding letters of credit. The terms of the Credit Facilities provided for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion, which was terminated in June 2005.
      On June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six-year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). Upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion. As described above, on August 3, 2005, we drew down $1.5 billion under our Revolving Credit Facility.
      As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. As of June 30, 2005, $1.0 billion was outstanding under the Term Loan. In addition, Delphi had approximately $78 million in letters of credit outstanding against the Facilities as of June 30, 2005. We were in compliance with the financial covenant and all other covenants as of June 30, 2005.
      The Term Loan requires interest payments during the term at a variable interest rate of 650 basis points above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the Facilities. Accordingly, the interest rate will fluctuate based on the movement of LIBOR through the term of the loan. The Term Loan has a 1% per annum amortization for the first 5 years and 9 months. The then outstanding principal and any accrued and unpaid interest is due in full at the end of term, on June 14, 2011. The Term Loan is not repayable in the first year and, in accordance with the terms of the Facilities, during the second and third year is subject to prepayment penalties on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal is repayable without premium or penalty.
      The Revolving Credit Facility carries a variable interest rate of 500 basis points above LIBOR on outstanding borrowings subject to adjustment based on Delphi’s credit ratings. The Revolving Credit Facility has a commitment fee payable on the unused portion of 50 basis points per annum, which is also subject to adjustment based upon Delphi’s credit ratings. Each of the interest rates on borrowings and the commitment fee under the Revolving Credit Facility is adjustable and will fluctuate as described for the Term Loan. The Revolving Credit Facility will expire June 18, 2009. Borrowings under the Revolving Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The Facilities provide the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries, including a pledge of 65% of the stock of its first tier foreign subsidiaries, and further provides that amounts borrowed under the Facilities will be guaranteed by Delphi’s wholly-owned domestic subsidiaries (except for insignificant subsidiaries and subsidiaries that act solely as conduits for accounts receivable securitization programs). The amount outstanding at any one time is limited by a borrowing base computation. The borrowing base is calculated as the sum of (a) 85% of U.S. accounts receivable (excluding accounts receivable which have been sold into the U.S. accounts receivables securitization program) of Delphi and its subsidiaries, (b) 60% of inventory (including raw materials, work in progress and finished goods, but excluding inventory to the extent subject to accounts receivable financings) of Delphi and its subsidiaries that is located in the United States or which is owned but consigned to Mexican subsidiaries, and (c) $750,000,000 with respect to U.S. plant, property and equipment of Delphi and its subsidiaries. The terms of the Facilities specifically limit the obligations to be secured by a security interest in certain U.S. manufacturing properties and U.S. manufacturing subsidiaries in order to ensure that at the time of any borrowing under the Term Loan or the Revolving Credit Facility, the amount of the applicable borrowing which is secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) will not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to Delphi’s outstanding bonds and debentures).
      The amended Facilities contain financial covenants based on consolidated leverage ratios, which are tested at each quarter-end using the ratio of (a) secured debt (excluding letters of credit, but including, without limitation, Term Loans, revolving loans, funded debt in respect of receivables securitizations and factoring facilities, and any other secured debt (including second lien debt) permitted under the terms of the Facilities, minus cash on each test date in excess of $500,000,000, provided that the amount of such cash deducted shall in no event exceed $500,000,000)) to (b) the aggregate sum of the preceding four quarters EBITDA (as defined in the Facilities). The above mentioned ratio cannot exceed 2.75 to 1 for each of the quarters through and including the quarter ending June 30, 2006, 2.50 to 1 for the quarters ending September 30, 2006 through and including the quarter ending September 30, 2007, and 2.25 to 1 for the quarter ending December 31, 2007 and thereafter. See the “Executive Summary” and “Overview of Capital Structure” for a discussion of our ability to continue to satisfy these covenants. The ratio for the quarter ended June 30, 2005 was 1.32 to 1.
      The amended Facilities also contain provisions providing for an event of default in the event that we default on payments due for indebtedness, the outstanding principal amount of which exceeds $50 million.

Other Financial Transactions
      We maintain a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). In March 2005, the U.S. program was amended to allow Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, is now accounted for as a secured borrowing. The program expires March 22, 2006 and can be extended based upon the mutual agreement of the parties. In June 2005, Delphi amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended Facilities’ covenant. The U.S. Facility Program lenders also granted waivers similar to those granted under the Facilities’ amendments regarding the time by which Delphi was required to provide audited financial statements. At June 30, 2005 there were no borrowings under this program.
      In December 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($271 million at June 30, 2005 currency exchange rates) and £10 million ($18 million at June 30, 2005 currency exchange rates). Accounts receivable transferred under this program are accounted for as short-term debt. As of June 30, 2005, outstanding borrowings under this program were approximately $250 million. The program expires on June 30, 2006 and can be extended, based upon the mutual agreement of the parties.
      The U.S. Facility Program and the European program each contain a financial covenant and certain other covenants similar to our Facilities (discussed above) that, if not met, could result in a termination of such program. At June 30, 2005, we were in compliance with all such covenants. Additionally, the programs could be terminated in the event that any indebtedness, the outstanding principal amount of which exceeds $50 million, becomes due prior to its stated maturity, or Delphi fails to pay any such indebtedness when due.
      We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2005, we had $118 million outstanding under these accounts receivable factoring facilities.
      In addition, from time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of June 30, 2005, and 2004, certain European subsidiaries sold accounts receivable totaling $394 million and $382 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.

      In June 2005, we exercised our purchase options to purchase certain of the company’s leased properties. As a result, on June 28, 2005, we completed the purchase of our Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. As of June 30, 2005, these properties were included in our net property balance on the consolidated balance sheet for approximately $101 million. The purchase of another leased facility for approximately $28 million was completed in July 2005. Prior to the purchases, these leases were accounted for as operating leases.
      We also from time to time, enter into arrangements with suppliers or other parties that result in variable interest entities as defined by FIN 46. At June 30, 2005, we had one variable interest entity (“VIE”), which is a supplier to one of our U.S. facilities. Our arrangement with this supplier is to reimburse it for losses incurred related to materials supplied to us and to receive a refund for any profits that it makes as it relates to material supplied to us. This arrangement is in effect through 2007. In 2004, this VIE had sales of approximately $10 million, 69% of which were to Delphi. This supplier has approximately $4 million in assets and $4 million in liabilities; the latter of which include a loan of approximately $2.7 million from Delphi. This VIE does not have any other means of support other than Delphi. As required under FIN 46, we have consolidated this entity and eliminated all intercompany transactions. Given the nature of our relationship with this VIE, it is not possible to estimate the maximum amount of our exposure or the fair value. However, we do not expect such amounts, if any, to be material.

Credit Ratings
      Delphi is rated by Standard & Poor’s, Moody’s and Fitch Ratings. We currently have senior unsecured ratings of CCC-/Ca/CCC respectively, preferred stock ratings of CC/C/CCC-, respectively, and senior secured debt ratings of B-/B3/B, respectively. We believe our available cash, including amounts recently drawn down under the Revolving Credit Facility, together with cash from operations will enable us to meet our short-term liquidity requirements during the period of our discussions with GM and our unions. However, as noted above, we do not believe that further leveraging Delphi to fund ongoing operations provides a medium- to long-term solution to the challenges that we face in the United States. In addition, because substantially all of our material assets are encumbered and our credit ratings are low, we do not expect to raise any material amount of additional debt financing. If we are further downgraded, our cost of borrowing will continue to increase and availability of credit to meet our liquidity needs may be even further constrained.

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $224 million and $589 million for the six months ended June 30, 2005 and 2004, respectively. Changes in the levels of factoring improved cash flow from operating activities for the first six months of 2005 and 2004 by approximately $240 million and $266 million, respectively. Excluding cash paid for employee and product line charges, net cash provided by operating activities totaled $268 million and $804 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities in the first six months of 2005 and 2004 were reduced by contributions to our U.S. pension plans of $625 million and $600 million, respectively. The decrease in cash provided by operating activities is primarily due to lower revenue levels and compressed margins offset by improved working capital. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities totaled $475 million and $385 million for the six months ended June 30, 2005 and 2004, respectively. The use of cash in the first six months of 2005 and 2004 reflected capital expenditures related to ongoing operations and, in the first six months of 2005, $101 million for the purchase of certain previously leased properties. Other cash flows from investing activities principally consist of collections of notes receivable.
      Financing Activities. Net cash provided by financing activities was $316 million for the six months ended June 30, 2005, compared to net cash used in financing activities of $402 million for the six months ended June 30, 2004. Net cash provided by financing activities during the six months ended June 30, 2005 primarily reflected borrowings under the Facilities offset by repayment of U.S. securitization borrowings. Net cash used in financing activities during the six months ended June 30, 2004 reflected a repayment of the 6.125% senior notes due May 1, 2004, partially offset by proceeds received from short-term borrowings. Our commercial paper borrowings increased because we reduced our sales of receivables. Both periods also reflect the payments of dividends.
      Dividends. The Board of Directors declared a dividend on Delphi common stock of $0.015 per share on June 22, 2005, which was paid on August 2, 2005 to holders of record on July 5, 2005. The dividend declared on June 22, 2005 was one-half of the dividend of $0.03 per share declared on March 23, 2005, which was paid on May 2, 2005. Delphi will continue to evaluate its ability to declare dividends on its common stock on a quarter-by-quarter basis.
Outlook
      In addition to being subject to fluctuations in conditions in our market and the economy as a whole, we continue to depend substantially on GM as a customer. GM accounted for 49% of our net sales for the first six months of 2005. Our sales to GM have declined since our separation from GM; principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to them. In the first six months of 2005, GM North America produced 2.3 million vehicles, excluding CAMI Automotive Inc. and New United Motor Manufacturing, Inc. vehicle production. We currently expect GM North America’s 2005 production to decrease approximately 10% from 2004 production levels to between 4.5 million and 4.6 million units. Our GM North America content per vehicle for the second quarter of 2005 was $2,372 as compared to $2,577 for the second quarter of 2004. During the second quarter of 2005, our content per vehicle was reduced due to exiting of select businesses and the migration of certain product programs from GM sales to sales to Tier I customers. We anticipate that our 2005 content per vehicle will be $2,351. As a result of anticipated lower GM North America production levels and lower GM content per vehicle, we expect our 2005 GM revenues to decline approximately 16%. We anticipate that the decline in GM revenues will only be partially offset by growth in non-GM revenue of approximately 9%, resulting in an expected 5% decline in consolidated revenue. If we are unable to compete effectively for new GM business, our revenues may decline further. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as GM cost-reduction initiatives.
      As a result of the lower GM North America production volumes, an increasing proportion of our U.S. hourly workforce is, and is expected to continue to be, in a non-active status. Under the terms of our collective bargaining agreements with our U.S. unions, we are generally not permitted to permanently lay-off idled workers. Furthermore, as a result of GM’s lower production volumes, the opportunities for our employees to flowback to GM has been limited and may be further limited. Consequently, although we reduced our U.S. hourly workforce by 15% over the 15-month period ended prior to December 31, 2004, currently approximately 12% of our U.S. hourly workforce is in a non-active status. This situation is placing significant financial burdens on Delphi. As discussed further below, we have been and will continue to seek, together with our labor unions and GM, solutions to our legacy liabilities and cost structure challenges. Specifically, we are seeking wage, benefit and contractual provisions that would permit Delphi’s U.S. workforce to be competitive with its U.S. peers. To the extent that we are not successful in identifying solutions to these challenges, or that GM’s North American production volumes do not increase, Delphi will continue to experience significantly reduced financial performance.
      During the first six months of 2005, we were challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the first six months of 2005. Raw material steel supply has continued to be constrained and commodity cost pressures have continued to intensify as our supply contracts expire during 2005. We expect to incur

$0.4 billion of higher commodity cost in 2005 than in 2004. This amount includes $0.1 billion for costs associated with troubled suppliers. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our operations in future periods may be adversely impacted. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms which recover the actual commodity costs we are incurring.
      In December 2004, we entered into an agreement with GM whereby we committed to 2005 annual price reductions on GM’s annual purchase value with Delphi. In return for this commitment, GM agreed, among other things, to accelerate their cooperation with certain sourcing and cost reduction initiatives of mutual benefit to the two companies and to source certain business to Delphi. The agreed level of price reduction for 2005 is generally consistent with that which we have been providing to GM in recent years. However, the adverse impact of price reductions on our margins is exacerbated by the significant commodity cost increases we are experiencing in 2005.
      Meanwhile, Delphi continues to implement productivity improvements and related activities designed to reduce overhead, improve manufacturing processes and streamline our value stream. We continue to rationalize our product lines, reduce excess capacity and operating costs, and respond to global industry conditions and increased employee related costs such as U.S. health care and pensions, as well as wages in non-U.S. locations. However, our existing cost structure limits our ability to capture additional savings going forward. We will seek to achieve continued hourly attrition as well as flowback of UAW-represented Delphi employees to GM. However, our achievement of further hourly attrition through GM flowbacks has been and may be further limited if lower GM North America production volumes continue. Our restructuring plans for 2005 contemplate ongoing attrition programs to further reduce our workforce by 8,500 positions in 2005 through GM flowbacks, normal attrition and incentivized retirements. We expected that total reductions pursuant to these plans would be 3,000 U.S. hourly employees and 5,500 non-U.S. employees. We are still tracking to the total reduction of 8,500 positions but we may see a different mix between U.S. and non-U.S employees than we originally expected. During the second quarter of 2005, we reduced our global workforce by approximately 2,100 positions, bringing our total 2005 reductions to approximately 3,600. We completed consolidation of one of our AHG sites, Flint West, Michigan during the third quarter of 2004 and consolidated or ceased production at three additional AHG sites: Olathe, Kansas; Tuscaloosa, Alabama; and Anaheim, California in the first quarter of 2005. Effective January 1, 2005, we moved three additional manufacturing operations into AHG to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/ Vandalia, Ohio.
      We believe that we will record a substantial net loss for the year ended December 31, 2005 and that our cash flows from operations will be significantly reduced from 2004 levels. We believe that available cash, including the $1.5 billion drawing down from our Revolving Credit Facility on August 3, 2005 and additional cash generated by operations will provide us with access to sufficient liquidity during the period in which we are engaged in discussions with our unions and GM to address our U.S. legacy liabilities and resulting high cost structure in the U.S. However, cash balance during the short-term will be impacted by our ability to continue to pay our suppliers and other creditors on terms consistent with our existing contracts, such that our level of accounts payable during the next fiscal quarter is reasonably consistent with recent experience. The use of our Facilities to address U.S. legacy liabilities is costly, reduces our liquidity, and does not present a medium- to long-term solution to our challenges. We have cash funding obligations relating to our pension plans in 2006 totaling $1.1 billion and we have $500 million of securities maturing in June 2006. There can be no assurance that over the medium- to long-term, cash generated by operations together with amounts previously borrowed will be sufficient to meet our substantial cash obligations without a significant change in the current economic outlook for the economy as a whole or GM North America specifically, or a solution to Delphi’s legacy liabilities and resulting high cost structure in the U.S. As a result, we must pursue more sustainable improvements to our cost structure by seeking the cooperation of our employees, unions, suppliers and customers. As previously noted, we are engaging in discussions with our unions, including the UAW, our largest union, and GM, concerning a comprehensive restructuring designed to address our existing legacy liabilities and the high cost structure going forward of our U.S. operations. These discussions involve seeking significant modifications and increased flexibility to fix, sell or close operations under our collective bargaining agreements with our unions, as well as seeking GM’s financial support of our restructuring efforts. With respect to our operations outside the United States, which are generally profitable, the comprehensive restructuring is not expected to have a material impact. There can be no assurance that our discussions will be successful or that we will be able to achieve a comprehensive restructuring which will address our legacy liabilities and high cost structure in the U.S. If we are not successful, we would consider other strategic alternatives for preserving the value of the Company, including a reorganization pursuant to the U.S. Bankruptcy Code. In this regard, a modification to the current U.S. Bankruptcy Code is scheduled to become effective October 17, 2005, and in light of the nature of the proposed amendments, generally it is expected to reduce the flexibility of companies filing for reorganization on or after such date.
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
Ongoing SEC Investigation
      As previously disclosed, Delphi is the subject of an ongoing investigation by the Staff of the Securities and Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.

Shareholder Lawsuits
      Several class action lawsuits have been commenced against Delphi, several of Delphi’s subsidiaries, certain current and former directors and officers, General Motors Investment Management Corporation (the named fiduciary for investment purposes and investment manager to Delphi’s employee benefit plan), as a result of its announced intention to restate its financial statements. These lawsuits fall into three categories. One group has been brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), purportedly on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans who invested in the Delphi Common Stock Fund. Plaintiffs allege that the plans suffered losses due to the defendants’ breaches of fiduciary duties under ERISA. To date, the Company has been served in thirteen such lawsuits and is aware of an additional two that are pending. All pending cases have been filed in the U.S. District Court for the Eastern District of Michigan.
      The second group of purported class action lawsuits variously allege that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. To date, the Company has been served in three such pending lawsuits and is aware of five additional lawsuits. The lawsuits are currently pending in the U.S. District Court for the Southern District of New York and the U.S. District Court for the Southern District of Florida.
      The third group of lawsuits pertains to three shareholder derivative cases and a demand. To date, certain current and former directors and officers have been named in three such lawsuits. One is pending in Oakland County Circuit Court in Pontiac, Michigan, a second is pending in the U.S. District Court for the Southern District of New York, and a third is pending in the U.S. District Court for the Eastern District of Michigan. In addition, the Company has received a demand letter from a shareholder requesting that the Company consider bringing a derivative action against certain current and former officers. The derivative lawsuits and a demand that the Company consider further derivative action are premised on allegations that certain current and former officers made materially false and misleading statements in violation of federal securities laws. The Company has appointed a special committee of the Board of Directors to consider the demand.
      Due to the preliminary nature of these cases, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. Although Delphi believes that any loss that the Company would suffer under such lawsuits should, after payment of an applicable deductible, be covered by its director and officer insurance policy, it cannot assure you that the impact of any loss not covered by insurance or applicable reserves would not be material.
Inflation
      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations, other than increased commodity costs as disclosed in “Executive Summary.”
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
      Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to concern ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, we believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have included an estimate of our share of the potential costs plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds.
Forward-Looking Statements
      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future (including statements relating to future production, sales, margins, cash flow, and earnings expectations, our ability to address our U.S. legacy liabilities and resulting high cost structure in the U.S., the extent to which the payment terms to our suppliers and other creditors continue to be reasonably consistent with payment terms under our existing contract, discussions with our unions and GM, consideration of strategic initiatives and alternatives, our workforce reduction, savings expected as a result of our global product line and employee initiatives, portfolio restructuring plans, volume growth, awarded sales contracts and earnings per share expectations and statements expressing general optimism about future operating results, and regarding the impact of the ongoing investigations by the SEC and Department of Justice on us) are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2004. In particular, these factors, risks and uncertainties include the achievement of projected levels of production, revenue, earnings, margins, cash flow and debt levels will depend on our ability to execute our restructuring plans in a manner which satisfactorily addresses any resultant antitrust and labor issues and customer concerns, any contingent liabilities related to divestitures or integration costs associated with acquisitions, our U.S. legacy liabilities and resulting high cost structure in the U.S., and other matters; the success of our efforts to diversify our customer base and still maintain existing GM business; the continued protection and exploitation of our intellectual property to develop new products and enter new markets; and our ability to capture expected benefits of our cost reduction initiatives so as to maintain flexibility to respond to adverse and cyclical changes in general economic conditions and in the automotive industry in each market in which we operate, including customer cost reduction initiatives, potential increases in warranty and raw material costs, funding requirements and pension contributions, health care costs, disruptions in the labor, commodities or transportation markets caused by terrorism, war or labor unrests or other factors, other changes in the political and regulatory environments where we do business; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There have been no material changes to our exposures to market risk since December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Acting Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2005. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2004, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on June 30, 2005, and which is incorporated by reference into this Item 4. During the six months ended June 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, our internal control over financial reporting beyond the remedial actions identified in such annual report and the deployment of SAP’s enterprise software solution to replace legacy software systems in our businesses at various global locations which we expect will continue through 2005 and beyond.
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
      Except as discussed in Note 11, Commitments and Contingencies, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.
      We are involved in routine litigation incidental to the conduct of our business. We do not believe that any such routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

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

					Maximum Number of
				Total Number of Shares	Shares that May Yet
	Total Number of		Average	Purchased as Part of	Be Purchased Under
	Shares		Price Paid	Publicly Announced	the Plans or
Period	Purchased		Per Share	Plans or Programs(a)	Programs(a)

April 1, 2005 through April 30, 2005	—		$—	—	19,000,000
May 1, 2005 through May 31, 2005	—		$—	—	19,000,000
June 1, 2005 through June 30, 2005	2,158	(b)	$8.93	—	19,000,000

Total	2,158		$8.93	—	19,000,000

(a)	As part of Delphi’s stock repurchase program, in February 2005, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2006 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Relates to shares that were returned as a result of the clawback provision in our incentive compensation plan. These shares were returned from the January 2, 2005 distribution of the 2002 special retention restricted stock units.

ITEM 5.	OTHER INFORMATION
Annual Meeting
      The Company has rescheduled its 2005 annual meeting of stockholders to December 7, 2005. Such annual meeting will be held in Wilmington, Delaware.
      Proposals of stockholders intended to be presented at our 2005 annual meeting of stockholders, pursuant to Rule 14a-8 under the Exchange Act, must be received by us at Delphi’s world headquarters in Troy, Michigan not later than September 8, 2005. Additionally, under the Company’s by-laws, stockholder proposals made outside of the processes of Rule 14a-8 under the Exchange Act must be received by our Secretary at Delphi’s world headquarters in Troy, Michigan, not later than September 8, 2005, which is the 90th calendar day before the annual meeting. Stockholders are advised to review our by-laws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
10	(a)	364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 18, 2004, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amended by First Amendment and Waiver to 364-Day Sixth Amended and Restated Competitive Advance and Revolving Credit Facility dated as of March 28, 2005, which is incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on April 1, 2005.
10	(b)	Five Year Second Amended and Restated Competitive Advance and Revolving Credit Facility, dated as of June 18, 2004, among Delphi and the lenders named therein, incorporated by reference to Exhibit 10 (b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amended by First Amendment and Waiver to Five Year Second Amended and Restated Competitive Advance and Revolving Credit Facility dated as of March 28, 2005, which is incorporated by reference to Exhibit 99 (b) to Delphi’s Report on Form 8-K filed on April 1, 2005.
10	(c)	Amendment to Rights Agreement dated May 11, 2005 incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on May 17, 2005.
10	(d)	Standstill Agreement dated May 10, 2005 incorporated by reference to Exhibit 99 (b) to Delphi’s Report on Form 8-K filed on May 17, 2005.
10	(e)	2005 Executive Retirement Incentive Program Agreement dated May 13, 2005 incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
10	(f)	Special Separation Agreement & Release dated May 13, 2005 incorporated by reference to Exhibit 99 (b) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
10	(g)	Five Year Third Amended and Restated Credit Agreement dated as of June 14, 2005 incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on June 15, 2005.
10	(h)	Special Retention Agreement with Mr. Rodney O’Neal dated June 24, 2005 incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on June 24, 2005.*
10	(i)	Master Sale and Purchase Agreement between Johnson Controls, Inc. and Delphi Corporation dated June 30, 2005 incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on July 1, 2005.
31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit Name

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation (Registrant)

August 8, 2005	/s/ John D. Sheehan

John D. Sheehan,
Acting Chief Financial Officer,
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
No.		Description

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.