Form 10-Q
period 2005-09-30
DELPHI CORP
filed 2005-11-09
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑ No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
      As of September 30, 2005 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$2,954	$3,496	$9,760	$11,818
Other customers	3,329	3,146	10,408	9,771

Total net sales	6,283	6,642	20,168	21,589

Operating expenses:
Cost of sales, excluding items listed below	6,221	6,074	19,327	19,315
Selling, general and administrative	424	383	1,230	1,171
Depreciation and amortization	331	293	912	858

Total operating expenses	6,976	6,750	21,469	21,344

Operating (loss) income	(693)	(108)	(1,301)	245
Interest expense	(103)	(58)	(224)	(175)
Other income (expense), net	17	8	44	(3)

(Loss) income before income taxes, minority interest, and equity income	(779)	(158)	(1,481)	67
Income tax (expense) benefit	(8)	33	(65)	(7)
Minority interest, net of tax	(11)	(10)	(27)	(36)
Equity income	10	16	44	63

Net (loss) income	$(788)	$(119)	$(1,529)	$87

(Loss) earnings per share Basic and diluted	$(1.40)	$(0.21)	$(2.73)	$0.16

Dividends declared per share	$0.000	$0.070	$0.045	$0.210

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	December 31,
	(Unaudited)	2004

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,652	$950
Restricted cash	13	14
Accounts receivable, net:
General Motors and affiliates	2,367	2,182
Other	2,646	1,476
Retained interest in receivables, net	—	726
Inventories, net:
Productive material, work-in-process and supplies	1,320	1,413
Finished goods	559	545
Deferred income taxes	35	39
Prepaid expenses and other	384	354

Total current assets	8,976	7,699
Long-term assets:
Property, net	5,358	5,946
Deferred income taxes	107	130
Goodwill	751	798
Other intangible assets	59	80
Pension intangible assets	1,044	1,044
Other	915	896

Total assets	$17,210	$16,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt and debt in default	$5,301	$507
Accounts payable	3,212	3,504
Accrued liabilities	3,086	2,694

Total current liabilities	11,599	6,705
Long-term liabilities:
Long-term debt	67	2,061
Junior subordinated notes due to Delphi Trust I and II	—	412
Pension benefits	2,910	3,523
Postretirement benefits other than pensions	6,767	6,297
Other	1,020	936

Total liabilities	22,363	19,934

Commitments and contingencies (Note 12)
Minority interest	161	198
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2005 and 2004	6	6
Additional paid-in capital	2,669	2,661
Accumulated deficit	(5,467)	(3,913)
Minimum pension liability	(2,458)	(2,469)
Accumulated other comprehensive (loss) income, excluding minimum pension liability	(12)	237
Treasury stock, at cost (3.2 million and 3.8 million shares in 2005 and 2004, respectively)	(52)	(61)

Total stockholders’ deficit	(5,314)	(3,539)

Total liabilities and stockholders’ deficit	$17,210	$16,593

See notes to consolidated financial statements.

DELPHI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,529)	$87
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	912	858
Deferred income taxes	19	(140)
Employee and product line charges	—	79
Pension and other postretirement benefit expenses	1,149	1,059
Equity income	(44)	(63)
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(183)	(319)
Inventories, net	21	(146)
Prepaid expenses and other	48	56
Accounts payable	(267)	277
Employee and product line obligations	(61)	(261)
Accrued and other long-term liabilities	162	37
Pension contributions and benefit payments	(680)	(655)
Other postretirement benefit payments	(138)	(122)
Other	(18)	80

Net cash (used in) provided by operating activities	(609)	827

Cash flows from investing activities:
Capital expenditures	(792)	(633)
Proceeds from sale of property	49	17
Cost of acquisition, net of cash acquired	—	(17)
Proceeds from divestitures of product lines and joint ventures, net of cash given	245	—
Other	101	35

Net cash used in investing activities	(397)	(598)

Cash flows from financing activities:
Repayment of debt securities	—	(500)
Proceeds from term loan facility, net	983	—
Repayments of borrowings under term loan facility	(12)	—
Proceeds from revolving credit facility, net	1,484	—
Net (repayments of) proceeds from borrowings under other debt	(601)	438
Dividend payments	(64)	(118)
Issuances of treasury stock	—	2
Other	(50)	(22)

Net cash provided by (used in) financing activities	1,740	(200)

Effect of exchange rate fluctuations on cash and cash equivalents	(32)	(4)

Increase in cash and cash equivalents	702	25
Cash and cash equivalents at beginning of period	950	879

Cash and cash equivalents at end of period	$1,652	$904

See notes to consolidated financial statements.

DELPHI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
      General — Delphi Corporation (“Delphi” or the “Company”) is a world-leading supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries in which we hold a controlling financial or management controlling interest and variable interest entities of which the Company has determined that it is the primary beneficiary.
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
      Bankruptcy Filing — On October 8, 2005, Delphi and certain of its United States (“U.S.”) subsidiaries (the “Initial Filers”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for relief under the Bankruptcy Code (collectively the Debtors October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. Courts and will not be subject to the chapter 11 requirements of the Bankruptcy Code. (See Note 13, Subsequent Events for details on the chapter 11 cases.)
      American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective on October 8, 2005 and will segregate those items as outlined above for all reporting periods subsequent to such date.
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

      Actual weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share were:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(in thousands)
Weighted average shares outstanding	561,702	561,188	559,462	560,808
Effect of dilutive securities	—	—	—	2,009

Diluted shares outstanding	561,702	561,188	559,462	562,817

      Securities excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in thousands)
Anti-dilutive securities	85,858	91,414	85,737	72,546

      On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend of $0.015 per share on Delphi common stock for the remainder of 2005. The dividend declared of $0.015 per share on June 22, 2005 was paid on August 2, 2005.
      Stock-Based Compensation — Delphi’s stock-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SARs”). As allowed under Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, Delphi has followed the nominal vesting period approach for awards issued with retirement eligible provisions, and will continue to follow this approach for existing awards and new awards issued prior to the adoption of SFAS 123(revised) (“SFAS 123(R)”) in January 2006. Following the adoption of SFAS 123(R), Delphi will recognize compensation cost based on the grant-date fair value of the equity or liability instruments issued, with expense recognized over the periods that an employee provides service in exchange for the award. In 2006, we expect the impact of SFAS 123(R) to increase the compensation expense recognized in our consolidated financial statements by approximately $9 million.
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

      If Delphi accounted for all stock-based compensation using the fair value recognition provisions of SFAS 123 and related amendments, our net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in millions, except per share amounts)
Net (loss) income, as reported	$(788)	$(119)	$(1,529)	$87
Add: Stock-based compensation expense recognized, net of related tax effects	5	3	18	8
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9)	(7)	(28)	(17)

Pro forma net (loss) income	$(792)	$(123)	$(1,539)	$78

(Loss) earnings per share:
Basic and diluted — as reported	$(1.40)	$(0.21)	$(2.73)	$0.16

Basic and diluted — pro forma	$(1.41)	$(0.22)	$(2.75)	$0.14

      In May 2004, Delphi’s existing outstanding equity compensation plans expired and shareholders approved a new equity compensation plan, which provides for issuances of up to 36.5 million shares of common stock. During the second quarter of 2004, we issued approximately 4.5 million restricted stock units and approximately 6.8 million options. On March 1, 2005, we issued approximately 4.3 million restricted stock units under the Long Term Incentive Plan approved by shareholders in May 2004. During the quarter ended September 30, 2005, no restricted stock units and no stock options were awarded under this plan. As of September 30, 2005, there are approximately 22 million shares available for future grants under these plans.
      Retention Payments — During the first quarter of 2005, a retention program for U.S. salaried employees was implemented (the “Q1 2005 Retention Program”). Under the terms of the program, U.S. salaried employees, other than executives, received retention payments totaling approximately $13 million in the first quarter of 2005 and executives other than those executive officers subject to the reporting obligations of Section 16 of the Securities Exchange Act of 1934 (the “reporting officers”) received payments totaling approximately $5 million in the third quarter of 2005. U.S. salaried employees, other than the reporting officers, who voluntarily separate from Delphi prior to March 1, 2008 have agreed and will be required to repay retention payments received. The cost associated with the retention program payments attributable to all U.S. salaried employees, other than the reporting officers, is being recognized over the related service period from March 2005 through February 2008.
      Key Employee Compensation Program — In connection with the Chapter 11 Filings, Delphi filed a motion with the Court to implement a key employee compensation program (the “Key Employee Compensation Program” or “KECP”). The motion is expected to be heard by the Court on November 29, 2005. Pursuant to the KECP, Delphi proposes to cancel the Q1 2005 Retention Program and certain unvested long-term incentive compensation programs and replace them with an annual incentive plan and an emergence bonus plan that are structured to be aligned with stakeholders’ interests in the chapter 11 reorganization cases. The KECP will cover performance periods throughout the duration of the chapter 11 cases and immediately upon emergence therefrom. The accounting for changes arising from the KECP motion will be implemented at the time such changes are formally approved.
      Taxes — During the fourth quarter of 2004, Delphi established a 100% valuation allowance against its U.S. deferred tax assets. During the third quarter of 2005, Delphi recorded tax expense on non-U.S. pre-tax earnings, which resulted in tax expense despite pre-tax losses on a consolidated basis.

      Inventories — Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Generator core inventories have historically been valued primarily at the core acquisition cost. In the third quarter of 2005, given the changing market for remanufactured generators and general competitive conditions for generator products, the Company reduced the carrying value of generator core inventories by $24 million.
      Special Tools — Special tools balances represent tools, dies, jigs and other items used in the manufacture of customer components. These amounts, which are included within property in the consolidated balance sheet, include Delphi-owned tools and unreimbursed costs incurred on customer-owned special tools. Delphi-owned special tools balances are amortized over the special tool’s expected life or the life of the related vehicle program, whichever is shorter. Costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and amortized over a three year period.
      Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. We use future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. We reviewed our estimates of future costs associated with other than temporarily idled employees and accrued an additional $136 million of contractual costs for U.S. employees in cost of sales in the third quarter of 2005. Total accruals for postemployment benefits for other than temporarily idled employees are $197 million as of September 30, 2005 and are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
      Reclassifications — Reclassifications have been made to include employee and product line charges in cost of sales within the Consolidated Statements of Operations. Reclassifications have been made to separately identify restricted cash in the Consolidated Balance Sheet. Reclassifications have been made to separately identify the non-cash pension and other postemployment benefit expense and to separately identify global pension contributions and other post employment benefit payments within the operating section of the Consolidated Statements of Cash Flow.

2.	EMPLOYEE AND PRODUCT LINE LIABILITY
      In the fourth quarter of 2004, Delphi recorded charges primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in these charges were postemployment obligations and other exit costs. The employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at impaired sites, combined with the budget business plan outlook for such sites and product lines. The postemployment obligations include estimated costs for other than temporarily idled employees, primarily at U.S. sites being consolidated, throughout the duration of their contractual employment. In the third quarter of 2005, the accrued liabilities for postemployment obligations included in the employee and product line liability were transferred to the postemployment benefits liability included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet. (See Note 1, Basis of Presentation).
      During 2004, we achieved the restructuring plans approved by our Board of Directors in the third quarter of 2003 to reduce our hourly and salaried workforce by approximately 9,675 employees. Our plans entailed reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to General Motors (“GM”). As required under generally accepted accounting principles, we record the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, we recorded charges for employee costs during the three and nine months ended September 30, 2004 of $9 million and $79 million, respectively, which is included in cost of sales. No charges were recorded in conjunction with these plans during the three and nine months ended September 30, 2005.
      The following is a summary of the activity in the employee and product line liability related to the above plans:

	Employee	Exit
Employee and Product Line Liability	Costs	Costs	Total

	(in millions)
Balance at January 1, 2005	$124	$16	$140
Usage during the first nine months of 2005	(57)	(4)	(61)
Transfer to postemployment benefits	(61)	—	(61	)(a)

Balance at September 30, 2005	$6	$12	$18	(b)

(a)	$61 million of contractual postemployment liabilities associated with other than temporarily idled employees transferred to accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet. (See Note 1, Basis of Presentation)

(b)	Included in accrued liabilities in the accompanying consolidated balance sheet.
      During the three months ended September 30, 2005 and 2004, we paid $17 million and $46 million, respectively, and during the nine months ended September 30, 2005 and 2004, we paid $61 million and $261 million, respectively, related to our employee and product line restructuring plans announced in the third quarter of 2003 and in the fourth quarter of 2004. Of the $18 million employee and product line liability balance shown in the table above, we expect that approximately $12 million will be paid in the fourth quarter of 2005 and the remainder in 2006.

3.	ACQUISITIONS AND DIVESTITURES
      On June 30, 2005, Delphi reached final agreement to sell its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”), for $202.5 million. The transaction, comprised of net assets totaling approximately $169 million, including approximately $8 million of cash, closed July 1, 2005. On September 29, 2005, a final purchase price adjustment was agreed to by JCI and Delphi and as a result, JCI paid additional proceeds of approximately $12.7 million to Delphi. In connection with the transaction, Delphi entered into a contract manufacturing supply arrangement, becoming a Tier 2 supplier to JCI, and began supplying batteries from its two U.S. plants to JCI for a transition period ending on or before November 30, 2007. The final agreement with JCI contemplates a future possible sale of the U.S. battery operations. The receipt of the $215.2 million cash purchase price was not contingent upon completion of the future possible sale.
      The business sold generated approximately $463 million annually in global consolidated revenues. Delphi recognized a gain on the sale of the battery business in the third quarter of 2005 of $46.2 million. In addition, valuation adjustments of $24.1 million were recorded, reducing the carrying value of the retained assets of the battery product line. Of the $24.1 million, $3.9 million was recorded in cost of sales, $2.4 million was recorded in selling, general and administrative, and $17.8 million was recorded in depreciation and amortization.
      In conjunction with the sale of its battery business, Delphi entered into an agreement with its principal battery customer under which Delphi could receive up to $30 million over the next three years if certain performance criteria are met. Approximately $11 million was received in cash in the third quarter 2005 related to this agreement, approximately $7 million of which was recognized as a reduction of cost of sales and the remaining approximately $4 million was recorded as deferred income.

4.	ASSET SECURITIZATION

U.S. Program
      As of September 30, 2005, we maintained a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). In March 2005, the U.S. program was amended to allow Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, is now accounted for as a secured borrowing. The program was to expire March 22, 2006 and could be extended based upon the mutual agreement of the parties, and contained a financial covenant and certain other covenants similar to our credit facilities described below in Note 7, Debt, which if not met, could result in a termination of the agreement. In June 2005, Delphi amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended credit facilities’ covenant as discussed below in Note 7, Debt. The U.S. Facility Program lenders also granted waivers similar to those granted under the credit facilities’ amendments regarding the time by which Delphi was required to provide audited financial statements. At September 30, 2005, there were no borrowings under this program.
      We were not in compliance with the U.S. Facility Program’s financial covenant based on the consolidated leverage ratio as of September 30, 2005. Under the terms of the securitization facility, non-compliance with the leverage ratio covenant is an early termination event. In connection with Delphi’s Chapter 11 Filings, the U.S. Facility Program was terminated. (See Note 13, Subsequent Events for details on the chapter 11 cases.)
      Under the U.S. Facility Program, we transferred a portion of our U.S. originated trade receivables to Delphi Receivables LLC (“DR”), a wholly owned consolidated special purpose entity. DR would then transfer, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically financed the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits would have become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks were obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits was accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) in periods through December 31, 2004. Through 2004, when DR sold an undivided interest to the Conduits, DR retained the remaining undivided interest. The value of the undivided interest sold to the Conduits was excluded from our consolidated balance sheet thereby reducing our accounts receivable in periods through December 31, 2004. The value of the retained interest in receivables held by DR, which may have included eligible undivided interests that we elected not to sell, was shown separately on our consolidated balance sheet and therefore was not included in our accounts receivable in 2004. As of December 31, 2004, the retained interest in receivables was $726 million. We assessed the recoverability of the retained interest on a quarterly basis and adjusted to the carrying value as necessary.
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (1.4% to 2.0% in the third quarter of 2004), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $0.8 million and $3.2 million for the three and nine months ended September 30, 2004, respectively. Additionally, we performed collections and administrative functions on the receivables transferred similar to the procedures we use for collecting all of our receivables, including receivables that were not transferred under the U.S. Facility Program. We could elect to keep the collections and transfer additional receivables in exchange; or, we could transfer the cash collections to the Conduits thereby reducing the amount of transfers of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program did not result in the recognition of a servicing asset or liability in 2004 under the provisions of SFAS 140 because the benefits of servicing were just adequate to compensate us for our servicing responsibilities.

European Program
      In December 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($271 million at September 30, 2005 currency exchange rates) and £10 million ($18 million at September 30, 2005 currency exchange rates). The European program contains a financial covenant and certain other covenants similar to our credit facilities that, if not met, could result in a termination of the agreement. In June 2005, Delphi amended the European trade receivables securitization program to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and to amend other procedural terms. The program expires on June 30, 2006 and can be extended, based upon the mutual agreement of the parties. Accounts receivable transferred under this program are accounted for as short-term debt. As of September 30, 2005, outstanding borrowings under this program were approximately $151 million.
      We were not in compliance with the European program’s leverage ratio covenant as of September 30, 2005. Under the terms of the program, continued non-compliance with the leverage ratio covenant is an early termination event. On September 30, 2005, we announced that we were exploring the possibility of a potential waiver of non-compliance under the program. (See Note 13, Subsequent Events.)

5.	PROPERTY
      In 2005, we exercised our options to purchase certain of the Company’s leased property. As a result, in the second quarter of 2005 we completed the purchase of our Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. Additionally, in the third quarter of 2005 we completed the purchase of a facility in Vienna, Ohio for approximately $28 million. As of September 30, 2005, these properties were included in our net property balance on the consolidated balance sheet. Prior to the purchase, these leases were accounted for as operating leases.
      In the third quarter of 2005 we recorded long-lived asset impairments of $40 million, including $17.8 million related to valuation adjustments on the retained assets from the battery product line (See Note 3, Acquisitions and Divestitures).

6.	WARRANTIES
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

      The table below summarizes the activity in the warranty liability for the nine months ended September 30, 2005 and 2004.

	September 30,

	2005	2004

	(in millions)
Accrual balance at beginning of year	$274	$258
Provision for estimated warranties accrued during the period	110	78
Accruals for pre-existing warranties (including changes in estimates)	16	1
Settlements made during the period (in cash or in kind)	(124)	(80)
Foreign currency translation	(7)	1

Accrual balance at end of period	$269	$258

      Approximately $230 million and $226 million of the warranty accrual balance as of September 30, 2005 and December 31, 2004, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. The remaining $39 million and $48 million of the warranty accrual balance as of September 30, 2005 and December 31, 2004, respectively, is included in other long-term liabilities.

7.	DEBT
      Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities, reduced by the amount of any outstanding letters of credit. The terms of the credit facilities provided for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion.
      On June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six-year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility expires June 18, 2009 and the Term Loan expires June 14, 2011. Upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion.
      As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. On August 3, 2005, Delphi drew down $1.5 billion from the Revolving Credit Facility. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. As of September 30, 2005, approximately $1.0 billion was outstanding under the Term Loan. In addition, as of September 30, 2005, $1.6 billion was utilized under the Revolving Credit Facility, including approximately $91 million in letters of credit.
      The Term Loan has a 1% per annum amortization for the first 5 years and 9 months. Therefore, in the third quarter of 2005, we made the first installment payment on the Term Loan. In addition, we made mandatory payments applying the sale proceeds of certain asset sales. The Term Loan is not repayable in the first year and, in accordance with the terms of the Facilities, during the second and third year is subject to prepayment penalties on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal is repayable without premium or penalty. Borrowings under the Revolving Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The amended Facilities contain financial covenants based on consolidated leverage ratios (the “Leverage Ratio Covenant”), which are tested at each quarter-end. We were not in compliance with the Leverage Ratio Covenant as of September 30, 2005. All amounts due under our financing arrangements for which we were in default have been classified as current obligations in the September 30, 2005 Consolidated Balance Sheet.
      As of September 30, 2005, substantially all of the Company’s prepetition long-term debt was in default and is therefore classified as current. Additional prepetition debt classified as long-term in the September 30, 2005 Consolidated Balance Sheet went into default in October 2005. (See Note 13, Subsequent Events for details on the bankruptcy and a discussion of the debtor-in-possession financing.)

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS
      Pension plans covering unionized employees in the U.S. generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi has been contributing annually to its qualified plans amounts not less than the minimum required by applicable laws and regulations. During the nine months ended September 30, 2005 and 2004, Delphi contributed $625 million and $600 million, respectively, to its U.S. defined benefit pension plans.
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
      The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine-month periods ended September 30, 2005 and 2004 for U.S. salaried and hourly employees:

			Other				Other
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(in millions)
Service cost	$73	$71	$44	$43	$219	$213	$134	$132
Interest cost	181	175	135	123	543	524	406	374
Expected return on plan assets	(197)	(181)	—	—	(591)	(542)	—	—
Amortization of prior service cost	35	34	(14)	(2)	105	104	(42)	(4)
Amortization of net loss	53	35	51	28	159	106	154	92
Special termination benefits	—	—	—	—	2	5	3	1

Net periodic benefit cost	$145	$134	$216	$192	$437	$410	$655	$595

      Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans. Pension expense for these subsidiaries for the three months ended September 30, 2005 and 2004 was $16 million and $14 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $57 million and $54 million, respectively.

9.	DERIVATIVES AND HEDGING ACTIVITIES
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
      The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

	(in millions)
Current assets	$58	$99
Non-current assets	2	—

Total assets	$60	$99

Current liabilities	$14	$42
Non-current liabilities	—	1

Total liabilities	$14	$43

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Net gains included in OCI as of September 30, 2005, were $46 million after-tax ($63 million pre-tax). Of this pre-tax total, a gain of approximately $57 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $2 million is expected to be included in subsequent periods. A loss of approximately $2 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets and a gain of approximately $6 million is expected to be included in interest expense over the term of the related debt. The unrealized amounts in OCI will fluctuate based on changes in the fair value of open contracts at each reporting period. The amount included in cost of sales related to hedge ineffectiveness and the time value of options was not material.

10.	STOCKHOLDERS’ DEFICIT
      Changes in stockholders’ deficit for the nine months ended September 30, 2005 were:

					Accumulated Other
					Comprehensive Loss

	Common Stock		Additional		Minimum				Total
			Paid-In	Accumulated	Pension			Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Liability	Other		Stock	Deficit

	(in millions)
Balance at January 1, 2005	565	$6	$2,661	$(3,913)	$(2,469)	$237		$(61)	$(3,539)
Net loss	—	—	—	(1,529)	—	—		—	(1,529)
Currency translation adjustments and other	—	—	—	—	11	(222	)(a)	—	(211)
Net change in unrecognized gain on derivative instruments	—	—	—	—	—	(27)		—	(27)

Total comprehensive loss									(1,767)
Shares issued for employee benefit plans, net	—	—	8	—	—	—		9	17
Dividends	—	—	—	(25)	—	—		—	(25)

Balance at September 30, 2005	565	$6	$2,669	$(5,467)	$(2,458)	$(12)		$(52)	$(5,314)

(a)	Other includes the reversal of unrealized gains of $14 million from other comprehensive income due to the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income during the second quarter of 2005.

11.	SEGMENT REPORTING
      Included below are sales and operating data for our sectors for the three and nine months ended September 30, 2005 and 2004. Our sectors were realigned effective January 1, 2005 as disclosed in our quarterly report on Form 10-Q for the period ended March 31, 2005. The 2004 data has been reclassified to conform with the current sector alignment. Management reviews our sector operating results for purposes of making operating decisions and assessing performance excluding certain charges in the third quarter of 2004 of $26 million recorded in cost of sales, which includes $17 million for employee attrition programs and $9 million for employee and product line charges (the “Third Quarter 2004 Charges”) and certain charges for the first nine months of 2004 of $162 million recorded in cost of sales, which includes $83 million for employee attrition programs and $79 million for employee and product line charges (the “2004 Charges”). Accordingly, we have presented our sector results excluding such charges.
      In light of the business transformation activities currently underway, management is evaluating our operating sector structure and is considering changes necessary to reflect the nature of operations of the transformed business.

      Selected information regarding Delphi’s product sectors is as follows:

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other(a)	Total

	(in millions)
For the Three Months Ended:
September 30, 2005
Net sales to GM and affiliates	$1,465	$1,177	$299	$13	$2,954
Net sales to other customers	1,268	1,886	151	24	3,329
Inter-sector net sales	179	54	131	(364)	—

Total net sales	$2,912	$3,117	$581	$(327)	$6,283

Sector operating income (loss)	$(273)	$40	$(430)	$(30)	$(693)
September 30, 2004(b)
Net sales to GM and affiliates	$1,696	$1,414	$386	$—	$3,496
Net sales to other customers	1,219	1,807	120	—	3,146
Inter-sector net sales	191	80	179	(450)	—

Total net sales	$3,106	$3,301	$685	$(450)	$6,642

Sector operating income (loss)(c)	$(69)	$189	$(188)	$(14)	$(82)

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other(a)	Total

	(in millions)
For the Nine Months Ended:
September 30, 2005
Net sales to GM and affiliates	$4,830	$3,899	$1,044	$(13)	$9,760
Net sales to other customers	4,000	5,976	365	67	10,408
Inter-sector net sales	595	228	454	(1,277)	—

Total net sales	$9,425	$10,103	$1,863	$(1,223)	$20,168

Sector operating income (loss)	$(613)	$380	$(957)	$(111)	$(1,301)
September 30, 2004(b)
Net sales to GM and affiliates	$5,789	$4,652	$1,377	$—	$11,818
Net sales to other customers	3,874	5,538	359	—	9,771
Inter-sector net sales	602	298	618	(1,518)	—

Total net sales	$10,265	$10,488	$2,354	$(1,518)	$21,589

Sector operating income (loss)(d)	$146	$800	$(484)	$(55)	$407

(a)	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

(b)	As previously disclosed, amounts have been reclassified from prior presentation to conform to our new sector alignment.

(c)	Excludes Third Quarter 2004 Charges of $8 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety, and $5 million for Automotive Holdings Group.

(d)	Excludes the 2004 Charges of $50 million for Dynamics, Propulsion, Thermal & Interior, $57 million for Electrical, Electronics & Safety, $48 million for Automotive Holdings Group and $7 million for Other.

12.	COMMITMENTS AND CONTINGENCIES

Ongoing SEC Investigation
      As previously disclosed, Delphi is the subject of an ongoing investigation by the Securities and Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows. The SEC investigation and the related investigation by the Department of Justice were not suspended as a result of Delphi’s filing for chapter 11.

Shareholder Lawsuits
      Several class action lawsuits have been commenced against Delphi, Delphi Trust I, Delphi Trust II, current and former directors, certain current and former officers, General Motors Investment Management Corporation (the named fiduciary for investment purposes and investment manager for Delphi’s employee benefit plans), and certain current and former employees of Delphi or its subsidiaries, as a result of the Company’s announced intention to restate certain of its financial statements. These lawsuits fall into three categories. One group of putative class action lawsuits has been brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), purportedly on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans which invested in Delphi common stock (“ERISA Actions”). Plaintiffs allege that the plans suffered losses due to the defendants’ breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan.
      A second group of putative class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, a consolidated amended securities class action complaint was filed in the United States District Court for the Southern District of New York (“Amended Securities Action”). The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities fraud claims regarding additional offerings of Delphi securities.
      The third group of lawsuits pertains to shareholder derivative actions (“Shareholder Derivative Actions”) and a shareholder demand (“Shareholder Demand”). To date, certain current and former directors and officers have been named in four such lawsuits. Two lawsuits are pending in Oakland County Circuit Court in Pontiac, Michigan, one of which was filed on September 2, 2005, but has not been served on any of the named defendants; a third is pending in the United States District Court for the Southern District of New York; and a fourth is pending in the United States District Court for the Eastern District of Michigan. In addition, the Company received the Shareholder Demand from a shareholder requesting that the Company consider bringing a derivative action against certain current and former directors and officers. The Shareholder Derivative Actions and the Shareholder Demand are premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws. The Company has appointed a committee of the Board of Directors to consider the Shareholder Demand.

      On August 19, 2005, the Company and the individual defendants named in the various related federal actions as of that date filed a motion to transfer all such actions to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. A hearing on this transfer motion is scheduled before the Judicial Panel on Multidistrict Litigation on November 17, 2005.
      In the derivative actions filed in Oakland County Circuit Court in which the Company and other defendants have been served, the Court issued an order of administrative closing on October 14, 2005 due to the bankruptcy stay. In the other case in Oakland County Circuit Court, where none of the defendants have been served, the Court issued an order of administrative closing on October 27, 2005, due to the bankruptcy stay.
      Due to the preliminary nature of these cases, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. While Delphi has directors and officer insurance subject to a $10 million deductible, and for which Delphi has recorded a reserve in the amount of this deductible, the Company cannot assure the extent of coverage, or that the impact of any loss not covered by insurance or applicable reserves, would not be material.
      Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (See Note 13, Subsequent Events for details on the chapter 11 cases.)

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
      With respect to warranty matters, although we cannot assure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Additionally, in connection with our separation from GM, we agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-separation. Due to the nature of such indemnities, we are not able to estimate the maximum amount.
      With respect to intellectual property matters, on September 7, 2004, we received the arbitrator’s binding decision resolving a dispute between Delphi and Litex. In May 2001, Litex had filed suit against

Delphi in the United States District Court for the District of Massachusetts alleging infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, we received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the federal court for the District of Massachusetts seeking declaratory relief to enforce the parties’ settlement agreement in the original case prohibiting Litex from bringing such claims. On April 18, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. On July 20, 2005, the parties argued their respective positions before the United States District Court for the District of Massachusetts. On October 17, 2005, the court entered judgment in Delphi’s favor and dismissed all of Litex’s claims with prejudice. Litex has the right to appeal the court’s decision.
      Additionally, for the past several years Delphi has been involved in patent licensing negotiations with Denso Corporation (“Denso”) relating to engine control technology. Denso has escalated the dispute by filing a patent infringement complaint in the United States District Court for the District of Delaware. The complaint has not yet been served on Delphi. Although negotiations are continuing, it is not clear that this matter will be resolved without litigation. Delphi believes it has meritorious defenses to the suit and will vigorously defend as necessary. In a further escalation of the patent dispute, Denso has additionally asserted that Delphi is infringing one or more Denso patents related to the control of valve timing for internal combustion engines. Delphi is addressing this allegation in accordance with ordinary industry practices.
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.
      Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (See Note 13, Subsequent Events for details on the chapter 11 cases.)

13.	SUBSEQUENT EVENTS
      Events have occurred subsequent to September 30, 2005 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. These events are listed below.

Bankruptcy Filing
      On October 8, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York for relief under chapter 11 of the United States Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi filed voluntary petitions for relief under the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD)”. The Debtors will continue to operate their business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. Courts and will not be subject to the chapter 11 requirements of the Bankruptcy Code. At hearings held in mid October 2005 and early November 2005, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals, with the exception of retention of the Company’s investment banker, which will be heard on November 29, 2005 following a mandatory 45 day notice period.
      The Debtors are operating pursuant to chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP financing agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations and; (vi) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements. Our consolidated financial statements as of September 30, 2005 do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under chapter 11.
      The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
      As noted above, the Chapter 11 Filings triggered early termination events under both the U.S. and European accounts receivables securitization programs. The U.S. securitization program was terminated as a result of the initial chapter 11 filing on October 8, 2005. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into an agreement (the “Agreement”) to permit continued use of the European program despite the occurrence of early termination events. The early termination events include Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for relief under the Bankruptcy Code. The Agreement allows for continued use of the European program and provides that the parties have until November 20, 2005 to amend the securitization agreement to incorporate amendments resulting from the Agreement, including revised financial covenants and pricing and to provide an availability of €145 million ($174 million at September 30, 2005 currency exchange rates) and £10 million ($18 million at September 30, 2005 currency exchange rates). With the proposed amendments, the European securitization program would expire on March 31, 2006.
      Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a wholly-owned subsidiary of Delphi who has issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the United States Bankruptcy Code, the trusts may be dissolved in accordance with the provisions of their respective trust declarations, which in each case provide that Delphi’s filing of chapter 11 constitutes an “early termination event.” Should the property trustee of each trust determine to proceed with a liquidation, the holders of the trust preferred securities would be expected to surrender their securities in exchange for a pro rata share of such trust’s junior subordinated notes.

DIP Financing
      On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”) to borrow up to $2.0 billion from a syndicate of lenders to be arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is the syndication agent (together with the Administrative Agent, the “Agents”) with other roles to be determined. The DIP Credit Facility consists of a $1,750 million revolving facility and a $250 million term loan facility (collectively, the “DIP Loans”). The DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the DIP Credit Facility) plus 1.50% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the DIP Loans. The DIP Credit Facility will expire on the earlier of October 8, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. Subject to certain limitations, certain of the foregoing described terms of the DIP Credit Facility, including interest rates, may be changed by the Agents at any time on or prior to November 30, 2005 in the event the Agents reasonably determine that such changes are advisable in order to ensure a successful syndication of the DIP Credit Facility.
      The DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries to the extent that, in its reasonable business judgment, adverse tax consequences would result from the pledge of a greater percentage) and further provides that amounts borrowed under the DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time is limited by a borrowing base computation as described in the DIP Credit Facility. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective 10 days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default). The DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. So long as the Facility Availability Amount (as defined in the DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not debtors-in-possession).
      The covenants require Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, and restructuring costs (“Global EBITDAR”), as defined, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the DIP Credit Facility. The DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The foregoing description of the DIP Credit Facility is a general description only and is qualified in its entirety by reference to the DIP Credit Facility, a copy of which was previously filed with the Securities and Exchange Commission.
      On October 27, 2005, Delphi entered into the First Amendment to the Revolving Credit, Term Loan and Guaranty Agreement (the “First Amendment”). Under the terms of the First Amendment the Company has agreed, among other things, to mandatory prepayments from Asset Sales and Recovery Events (each, as defined in the First Amendment) pursuant to which, if Delphi or any guarantor shall receive Net Cash Proceeds (as defined in the First Amendment) in excess of $125,000,000 from any Asset Sale or Recovery Event (except to the extent that Net Cash Proceeds received in connection with such Recovery Event are applied within 180 days of receipt thereof to the replacement or repair of the assets giving rise thereto), then an amount equal to 66 2/3% of such Net Cash Proceeds received on such date shall, within 10 days after such date, be either (x) applied to the DIP Loans, with corresponding permanent reductions of commitments under the DIP Credit Facility, or (y) deposited into a cash collateral account maintained with the Administrative Agent for the benefit of the holders of Liens (as defined in the DIP Credit Facility) and claims granted under the Final Order (as defined in the DIP Credit Facility) in the order of priority set forth therein; provided that Delphi shall be permitted to request approval of the Court to use such proceeds in accordance with Section 363 of the Bankruptcy Code so long as such uses are permitted under the DIP Credit Facility and subject to the rights of parties in interest to contest such request. The First Amendment also modified the terms of the Borrowing Base (as defined in the DIP Credit Facility) computation, which limits the amount outstanding under the DIP Loans at any one time.
      On October 28, 2005, the Court granted, on a final basis, the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended, and final approval of an adequate protection package for the prepetition Facilities (described in Note 7, Debt). Following approval of the final DIP financing order, the Debtors have access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended, and $2.5 billion under the prepetition Facilities, for a total financing of $4.5 billion. The adequate protection package for the prepetition Facilities includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition Facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition Facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition Facilities with letters of credit to be issued under the DIP Credit Facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits. As of October 31, 2005, Delphi did not have an outstanding balance under the DIP Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
      We are a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2005 will generally not impact our financial results until 2007 or beyond.
      Delphi reported an operating loss of $482 million for the year ended December 31, 2004. Included in the operating loss were charges totaling $502 million pre-tax, primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Delphi’s financial condition deteriorated further in the first nine months of 2005, incurring an operating loss of $1.3 billion. Of the $1.3 billion operating loss, $608 million was incurred in the first two quarters with $693 million incurred in the third quarter. Comparatively, in the first nine months of 2004 Delphi reported operating income of $245 million. Of the $245 million of operating income, $353 million was reported in the first two quarters of 2004 with a loss of $108 million incurred in the third quarter.
      Delphi believes that three significant issues have largely contributed to the deterioration of Delphi’s financial performance: (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers (“OEMs”) resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the United States and related pricing pressures, (b) increasing commodity prices, and (c) increasingly U.S. legacy liabilities, wage and benefit levels, and operational restrictions driven by collectively bargained agreements, including restrictions preventing Delphi from exiting non-strategic, non-profitable operations, all of which have the effect of creating largely fixed labor costs that restrict the Company’s ability to respond to increasingly challenging market conditions.
      In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial slowdown in GM’s North American vehicle production. Although Delphi has shown steady growth of its non-GM business, these gains have been overtaken by the decrease of GM sales. As a percent of our net sales, our non-GM sales were approximately 45% for the nine months ended September 30, 2004. Comparatively, for the same nine-month period in 2005, our non-GM sales, including the impact of migration during the period of certain product programs from direct sales to GM to sales to Tier 1 customers, were approximately 52% of net sales. However, our GM sales for the first nine months of 2005 decreased by approximately $2.1 billion, or approximately a 17.4% year-over-year decline.
      Increasing commodity prices have also had a material adverse impact on Delphi’s financial performance. Delphi continues to work proactively with suppliers and customers to manage these cost pressures, including seeking alternative product designs and material specifications, combining Delphi’s purchase requirements with customers and suppliers, and changing suppliers, but despite these efforts, raw material supply has continued to be constrained and commodity cost pressures have continued to intensify as Delphi’s supply contracts expire during 2005. We expect to incur $0.4 billion of higher commodity and troubled supplier costs in 2005 than in 2004, of which $0.3 billion is due to higher commodity costs and $0.1 billion is due to higher troubled supplier costs. To the extent that Delphi experiences cost increases, it will seek to pass these cost increases on to its customers, but if it is not successful, its income in future periods will be further adversely affected. To date, due to previously established contractual terms, Delphi’s success in passing commodity cost increases on to customers has been limited.
      Delphi’s ability to effectively respond to these increasing challenges is impaired by its U.S. legacy liabilities and largely fixed labor costs. Specifically, in connection with Delphi’s U.S. legacy liabilities and operational restrictions, the majority of Delphi’s collective bargaining agreements provide for wages and benefits which are well above market, costly pension plans and retiree health care and other benefits, and burdensome operating restrictions, constraining Delphi’s ability to compete effectively with its U.S. peers. In connection with Delphi’s spin-off from GM effective January 1, 1999, Delphi was required to assume the terms and conditions of the collective bargaining agreements negotiated by its unions and GM, which resulted in inflexible and uncompetitive costs and liabilities. Consequently, Delphi believes that the average rates at which it currently compensates its hourly workers, including employee and retiree benefits, is nearly three times the average hourly labor rates paid by its U.S. peer companies. Delphi’s U.S. hourly pension and other post-employment benefits (“OPEB”), exposed Delphi to approximately $10.4 billion in unfunded liabilities at December 31, 2004, of which approximately $2.6 billion was attributable to unfunded pension obligations and $7.8 billion was attributable to OPEB obligations. Prior to the Chapter 11 Filings (as defined below), Delphi projected that cash outflows for hourly pension contributions and OPEB payments through 2007 would approximate $1.7 billion. Through the chapter 11 process, Delphi is permitted to defer a significant portion of these contributions until it emerges from chapter 11. As such, the projected future cash outflows for hourly pension contributions and OPEB payments through 2007 may be significantly less than $1.7 billion. Additionally, if these obligations are not addressed as part of the chapter 11 process, cash outflows for pension and OPEB would increase dramatically upon emergence as Delphi’s U.S. workforce continues to age and the ratio of retirees to active employees increases.
      Additionally, due to declining business conditions, an increasing proportion of Delphi’s U.S. hourly workforce is, and is expected to continue to be, a fixed cost which is independent of volume and revenue. Under the terms of Delphi’s collective bargaining agreements with its U.S. unions, Delphi is generally not permitted to permanently lay off idled workers, and as of September 30, 2005, approximately 2,500 idled hourly workers received nearly full pay and benefits, although performing no work. Coupled with restrictions on Delphi’s ability to exit non-strategic, non-profitable operations, the magnitude of the cost of carrying idled, non-productive workers in the event of plant closings or winddowns effectively prevents Delphi from addressing under-performing product portfolio businesses and non-profitable manufacturing operations. Historically, under the terms of the spin-off from GM, this situation was somewhat mitigated because Delphi’s UAW employees are permitted to return to GM’s employ (known as “flowback”) under certain conditions. As a result of GM’s lower production volumes, however, the opportunities for Delphi’s employees to flowback to GM have been limited and may be further limited in the future. This situation is placing, and will increasingly place, financial burdens on Delphi of a scope and magnitude that, unless addressed, threatens Delphi’s long-term viability.
      In light of the deterioration in performance due to the factors described above, Delphi determined that it was necessary to address and resolve its U.S. legacy liabilities, product portfolio, operational issues and forward looking revenue requirements. As a result, we intensified our efforts during 2005 to engage our unions, as well as GM, in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that Delphi needed to pursue other alternatives to preserve value for its stakeholders.
      Accordingly, in order to transform and preserve the value of the Company, which required resolution of existing legacy issues and the resulting high cost of U.S. operations, on October 8, 2005, Delphi and certain of its United States (“U.S.”) subsidiaries (the “Initial Filers”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for relief under the Bankruptcy Code (collectively the Debtors October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the U.S. Courts and will not be subject to the chapter 11 requirements of the Bankruptcy Code.
      At hearings held in mid October 2005, the Court approved certain of the Debtors’ “first day” motions generally designed to stabilize the Debtors operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. Certain of these motions were approved on an interim basis and were subject to a final hearing before the Court. Included in the authority granted to Delphi was interim approval to use up to $950 million of Delphi’s $2 billion senior secured debtor-in-possession (“DIP”) financing being provided by a group of lenders led by JPMorgan Chase Bank and Citigroup Global Markets, Inc. (as further described below), and approval of an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under its prepetition Facilities (as defined below). The adequate protection package includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition facility on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition facility and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition facility with letters of credit to be issued under the DIP Credit Facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits. On October 28, 2005, the Court granted, on a final basis, the Debtor’s motion for approval of the DIP financing. The Court had also previously approved a motion to authorize, but not direct the Company generally to honor prepetition obligations to customers, including the Company’s prepetition warranty programs, and otherwise to continue customer programs in the ordinary course of business. On November 4, 2005, the Court issued final orders approving the remaining first day matters noted above, with the exception of retention of the Company’s investment banker, which will be heard on November 29, 2005 following a mandatory 45 day notice period.
      On October 12, 2005, the Court entered an interim order granting the Debtors’ motion, filed October 8, 2005, to potentially restrict trading in stock of Delphi and indebtedness of the Debtors’ by substantial holders thereof. The order’s purpose was to ensure that the Debtors did not lose the benefit of their net operating loss carryforwards and certain other tax attributes, which may be used to reduce their future taxable income, and, thus, constitute valuable assets of the Debtors. The Debtors’ ability to use the tax attributes could be severely limited if the Company were to undergo an “ownership change” within the meaning of the Internal Revenue Code. Certain trading in Delphi stock could trigger such an “ownership change.” In addition, certain trading in indebtedness of the Debtors could prevent certain beneficial rules from being available to the Debtors upon emergence from the Chapter 11 proceeding (which rules, if available, would permit such tax attributes to be available to the Debtors without limitation). Thus, the interim order imposes restrictions on certain trading in Delphi stock and indebtedness of the Debtors.
      On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”) to borrow up to $2.0 billion from a syndicate of lenders to be arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent and Citicorp USA, Inc., is syndication agent. The DIP Credit Facility consists of a $1,750 million revolving facility and a $250 million term loan facility (collectively, the “DIP Loans”). Borrowings under the DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. On October 27, 2005, Delphi entered into the First Amendment to the Revolving Credit, Term Loan and Guaranty Agreement. On October 28, 2005, the Court granted, on a final basis, the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended, and final approval of an adequate protection package for the prepetition Facilities (as defined below). Following approval of the final DIP financing order, Delphi has access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended

(the “First Amendment”), and $2.5 billion under the prepetition Facilities (as defined below), for a total financing of $4.5 billion. (See Liquidity and Capital Resources for further details on the DIP Credit Facility.)
      We intend through the chapter 11 process to address the competitiveness of Delphi’s core U.S. operations through the modification or elimination of non-competitive legacy liabilities, high wages and benefits, and burdensome restrictions under current labor agreements, and the realignment of Delphi’s global product portfolio and manufacturing footprint to preserve the Company’s core businesses. This will require negotiation with key stakeholders over their respective contributions to the restructuring plan and utilization of the chapter 11 process as necessary to achieve the cost savings and operational effectiveness envisioned in our transformation objectives. We believe that it is necessary for a substantial segment of Delphi’s U.S. business operations to be divested, consolidated or wound-down through the chapter 11 process.
      Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger, more financially sound business with viable U.S. operations that are well-positioned to advance global enterprise objectives. In the meantime, Delphi will marshal all of its resources to continue to deliver value and high-quality products to its customers globally. In addition, Delphi will preserve and continue the strategic growth of its non-U.S. operations and maintain its prominence as a world premier auto supplier. However, we cannot assure you that potential adverse publicity associated with the chapter 11 filing and the resulting uncertainty regarding Delphi’s future prospects will not materially hinder Delphi’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of Delphi to attract, retain and compensate key executives and associates and to retain employees generally; limiting Delphi’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.
Chapter 11 Cases
      Shortly after the filing, the Debtors began notifying all known actual or potential creditors of the Chapter 11 Filings for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. On October 17, 2005, the Court held an organizational meeting for unsecured creditors. On the same day, the Court formed a committee of unsecured creditors in the chapter 11 case.
      Under the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the date of the filing to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Court for cause. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. Under certain circumstances, the Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.
      Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain contracts. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, Delphi expects that liabilities subject to compromise and resolution in the chapter 11 case may arise in the future as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, Delphi would expect that the assumption of certain executory contracts may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, Delphi is unable to project the magnitude of such claims with any degree of certainty at this time.
      The Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring the Debtors’ creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in Delphi’s financial statements and the amount claimed by the Debtors’ creditors. Significant litigation may be required to resolve any such disputes or discrepancies.
      As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
      In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of Delphi’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by Delphi’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, Delphi urges that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.
      Additional information on Delphi’s filing under the Bankruptcy Code, including access to Court documents and other general information about the chapter 11 cases, is available online at www.delphidocket.com. However, such materials will be prepared according to requirements of federal bankruptcy law and while they accurately provide then-current information required under federal bankruptcy law, may nonetheless be unconsolidated, unaudited, and may be prepared in a format different from that used in Delphi’s consolidated financial statements filed under the securities laws. Moreover, the materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to Delphi’s stock or debt or for comparison with other financial information filed with the SEC.
Other Events
      Delphi is rated by Standard & Poor’s, Moody’s, and Fitch Ratings. At September 30, 2005 our senior unsecured debt ratings were CCC-/Ca/CCC+, respectively, our preferred stock ratings were CC/C/CCC, respectively, and our senior secured debt ratings were B-/B3/B, respectively.

      Primarily as a result of our filing for protection under chapter 11 of the Bankruptcy Code, as of the date of filing this quarterly report on Form 10-Q with the SEC, Standard & Poor’s and Moody’s had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. We anticipate that Fitch Ratings will also withdraw their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt in the near term. Standard & Poor’s, Moody’s, and Fitch Ratings assigned ratings of BBB-/B1/BB-, respectively, to the DIP Credit Facility.
      On October 11, 2005, the NYSE announced suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005, that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the abnormally low trading price for the common stock, which closed at $0.33 on October 10, 2005. At this time Delphi does not intend to take any action to appeal the NYSE’s decision and therefore, it is expected that the securities will be delisted after completion by the NYSE of application to the Securities and Exchange Commission. Delphi’s common stock (OTC: DPHIQ) and preferred shares (OTC: DPHAQ) are being traded as of the date of filing this quarterly report on Form 10-Q with the SEC on the Pink Sheets, a quotation service for over the counter (“OTC”) securities, and are no longer subject to the regulations and controls imposed by the NYSE. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices, as of the date of filing this quarterly report on Form 10-Q with the SEC.
      On October 20 and 21, 2005 Delphi submitted written postpetition proposals to its unions for modifications to the national and local collective bargaining agreements and for elimination of retiree welfare benefits for Delphi’s existing retirees, surviving spouses and dependents. In the context of the chapter 11 cases, if no negotiated solution is reached prior to December 16, 2005, Delphi may file motions to reject the collective bargaining agreements and to modify or eliminate retiree medical and life insurance benefits for union retirees. If Delphi files such motion, a hearing will begin on January 24, 2006 and we expect a ruling to be issued during the first quarter of 2006.
      In connection with the chapter 11 cases, Delphi filed a motion with the Court to implement a key employee compensation program (the “Key Employee Compensation Program” or “KECP”). The motion is expected to be heard by the Court on November 29, 2005. Pursuant to the KECP, Delphi proposes to cancel the retention program previously authorized and disclosed in the first quarter of 2005 and certain unvested long-term incentive compensation programs and replace them with an annual incentive plan and an emergence bonus plan that are structured to be aligned with stakeholders’ interests in the chapter 11 reorganization cases. The KECP will cover performance periods throughout the duration of the chapter 11 cases and immediately upon emergence therefrom. The program is expected to cover all of our approximately 600 global executives, approximately 500 of which are U.S. executives, excluding Robert S. Miller, Delphi’s Chairman and Chief Executive Officer. Mr. Miller has opted not to participate in this program and to receive bonus compensation at the discretion of the Compensation Committee, subject to approval of the full Board of Directors, as they deem appropriate based upon their evaluation of his performance, at the end of his period of service as Chief Executive Officer.

Results of Operations
      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004. The information presented below is based on our sector realignment effective January 1, 2005, as discussed in Note 11, Segment Reporting, of our consolidated financial statements.

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004
      Net Sales. Net sales by product sector and in total for the three months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,

Product Sector	2005	2004(a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$2,912	$3,106
Electrical, Electronics & Safety	3,117	3,301
Automotive Holdings Group	581	685
Other(b)	(327)	(450)

Consolidated net sales	$6,283	$6,642

(a)	The 2004 data has been reclassified to conform to the realignment of our business sectors by moving three additional manufacturing operations into the Company’s Automotive Holdings Group (“AHG”) effective January 1, 2005, to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions.

(b)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.
      Consolidated net sales for the third quarter of 2005 were $6.3 billion compared to $6.6 billion for the same period of 2004. Our non-GM sales increased by $183 million, including $28 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $155 million or 4.9%. This non-GM sales increase was due to new business from diversifying our global customer base, and to a lesser extent the migration during the period of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases. As a percent of our net sales for the third quarter of 2005, our non-GM sales were 53%. However, more than offsetting the gains in non-GM sales was a $542 million decrease in GM sales, including $20 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $562 million or 16.1%. The GM sales decrease was principally due to volume decreases as a result of lower GM North America production and to a lesser extent price decreases and decisions to exit certain businesses. Our net sales also were reduced by continued price pressures that resulted in price reductions of approximately $104 million or 1.6% for the third quarter of 2005, compared to approximately $133 million or 2.0% for the third quarter of 2004.
      Gross Margin. Our gross margin fell to 1.0% for the third quarter of 2005 compared to gross margin of 8.6% for the third quarter of 2004. The third quarter of 2005 gross margin compared to the third quarter of 2004 was negatively impacted by lower production volumes and slower U.S. hourly workforce attrition, in addition to increased wage and benefit costs of approximately 2.4% of sales, reductions in selling prices of approximately 1.6% of sales, and commodity price increases of approximately 1.0% of sales. Gross margin in the third quarter of 2005 was also negatively impacted by $136 million of accrued charges related to the contractual costs of other than temporarily idled employees and $85 million of contractual payments related to temporarily idled employees, and to a lesser extent, inventory valuation adjustments. Gross margin in the third quarter of 2004 was negatively impacted by $9 million of costs related to employee and product line liabilities. Additionally, both periods were negatively impacted by

$17 million for costs related to employee attrition programs. These cost increases were partially offset by a gain on the sale of the global battery product line and savings resulting from our restructuring activities and ongoing cost reduction efforts.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $424 million or 6.7% of total net sales for the third quarter of 2005 compared to $383 million or 5.8% of total net sales for the third quarter of 2004. The increase is due to costs for third party advisors related to the reorganization, and to a lesser extent increased wage and benefit costs, and exchange rate effects.
      Depreciation and Amortization. Depreciation and amortization was $331 million for the third quarter of 2005 compared to $293 million for the third quarter of 2004. The increase was primarily due to $40 million of asset impairments during the third quarter of 2005.
      Operating Results. Our operating loss was $693 million for the third quarter of 2005 compared to operating loss of $108 million for the third quarter of 2004. The third quarter of 2004 results include charges in cost of sales of $17 million for employee attrition programs and $9 million for employee and product line charges (the “Third Quarter 2004 Charges”). Management reviews our sector operating income results excluding these charges. Accordingly, we have separately presented such amounts in the table below:

	Three Months
	Ended
	September 30,

Product Sector	2005	2004

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(273)	$(69)
Electrical, Electronics & Safety	40	189
Automotive Holdings Group	(430)	(188)
Other(a)	(30)	(14)

Subtotal	(693)	(82)
Third Quarter 2004 Charges(b)	—	(26)

Total operating (loss) income	$(693)	$(108)

(a)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

(b)	Represents the Third Quarter 2004 Charges of $8 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety, and $5 million for Automotive Holdings Group.
      Our operating loss for the third quarter of 2005 was $693 million compared to operating loss of $82 million for the third quarter of 2004 excluding the impact of the Third Quarter 2004 Charges. The third quarter of 2005 operating income compared to the third quarter of 2004 was negatively impacted by lower production volumes and slower U.S. hourly workforce attrition in addition to increased wage and benefit costs of approximately 2.4% of sales, reductions in selling prices of approximately 1.6% of sales, and commodity price increases of approximately 1.0% of sales. Operating income in the third quarter of 2005 was also negatively impacted by $136 million of accrued charges related to the contractual costs of other than temporarily idled employees and $85 million of contractual payments related to temporarily idled employees, and to a lesser extent, inventory valuation adjustments, costs for third party advisors to the reorganization, and asset impairments during the third quarter of 2005. Operating income in the third quarter of 2004 was negatively impacted by $9 million of costs related to employee and product line liabilities. Additionally, both periods were negatively impacted by $17 million for costs related to employee attrition programs. These cost increases were partially offset by a gain on the sale of the global battery product line and savings resulting from our restructuring activities and ongoing cost reduction efforts.

      Other Income and Expense. We recorded other income in the third quarter of 2005 of $17 million as compared to other income of $8 million for the third quarter of 2004. The increase was primarily attributable to interest income associated with the increase in cash equivalents on hand in third quarter of 2005.
      Taxes. We recorded income tax expense in the third quarter of 2005 of $8 million as compared to an income tax benefit of $33 million for the third quarter of 2004. During the fourth quarter of 2004, Delphi established a 100% valuation allowance against its U.S. deferred tax assets. During the third quarter of 2005, we recorded tax expense on non-U.S. pre-tax earnings and no longer provided income tax benefit on our U.S. losses. This resulted in an income tax expense even though we had pre-tax losses on a consolidated basis.
      During the third quarter of 2004, our low effective tax rate (including tax related to minority interest) resulted from recording tax expense related to our non-U.S. operations at rates that were less than rates used for recording tax benefits related to our U.S. operations. In prior periods, we had been experiencing a shift in our earnings outside of the U.S., generally to lower tax rate jurisdictions. During the third quarter of 2004, the amount of pre-tax losses we incurred in the U.S. grew compared to the amount of pre-tax earnings we recognized for our non-U.S. operations due to lower vehicle manufacturer production volumes in the U.S., declining content per vehicle with GM in the U.S., and the fixed cost nature of our U.S. manufacturing operations. In addition, our effective tax rate had also been reduced as we had been effecting entity restructuring to allow certain earnings outside the U.S. to be considered indefinitely reinvested. A reduction of statutory rates in certain foreign jurisdictions and U.S. tax law changes also positively impacted the effective tax rate.
      Under U.S. generally accepted accounting principles (“U.S. GAAP”) accounting for income taxes is based on enacted tax laws. In accordance with the U.S. Internal Revenue Code in effect as of September 30, 2004, the Research and Experimentation Credit (“R&E Credit”) expired on June 30, 2004. Accordingly, our estimated annual effective tax rate as of September 30, 2004 does not reflect any R&E Credit for the last six months of 2004. On October 4, 2004, the R&E Credit was extended through December 31, 2005. As a result, in the fourth quarter of 2004, the period of enactment, our effective tax rate calculation reflected the effect of the R&E Credit for the period from July 1 to December 2004.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004
      Net Sales. Net sales by product sector and in total for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,

Product Sector	2005	2004(a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$9,425	$10,265
Electrical, Electronics & Safety	10,103	10,488
Automotive Holdings Group	1,863	2,354
Other(b)	(1,223)	(1,518)

Consolidated net sales	$20,168	$21,589

(a)	The 2004 data has been reclassified to conform to the realignment of our business sectors by moving three additional manufacturing operations into the Company’s Automotive Holdings Group (“AHG”) effective January 1, 2005, to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions.

(b)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

      Consolidated net sales for the first nine months of 2005 were $20.2 billion compared to $21.6 billion for the same period of 2004. Our non-GM sales increased by $637 million, including $222 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased $415 million or 4.2%. This non-GM sales increase was due to new business from diversifying our global customer base, and to a lesser extent the migration during the period of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases. As a percent of our net sales for the nine months ended September 30, 2005, our non-GM sales were 51.6%. However, more than offsetting the gains in non-GM net sales was a $2.1 billion decrease in GM sales, including $80 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales also decreased $2.1 billion or 18.1%. The GM sales decrease was principally due to volume decreases as a result of lower GM North America production, and to a lesser extent, price decreases and decisions to exit certain businesses. Our net sales were also reduced by continued price pressures that resulted in price reductions of approximately $390 million or 1.8% for the first nine months of 2005, compared to approximately $395 million or 1.9% for the first nine months of 2004.
      Gross Margin. Our gross margin fell to 4.2% for the first nine months of 2005 compared to gross margin of 10.5% for the first nine months of 2004. The first nine months of 2005 gross margin compared to the first nine months of 2004 was negatively impacted by lower production volumes and slower U.S. hourly workforce attrition in addition to increased wage and benefit costs of approximately 1.9% of sales, reductions in selling prices of approximately 1.8% of sales, and commodity price increases of approximately 1.1% of sales. Gross margin in the first nine months of 2005 was also negatively impacted by $136 million of accrued charges related to the contractual costs of other than temporarily idled employees and $276 million of contractual payments related to temporarily idled employees, and to a lesser extent, inventory valuation adjustments. Gross margin in the first nine months of 2004 was negatively impacted by $79 million of costs related to employee and product line liabilities. Additionally, gross margin in the first nine months of 2005 and 2004 was negatively impacted by $108 million and $83 million of costs associated with employee attrition programs, respectively. These cost increases were partially offset by a gain on the sale of the global battery product line and savings resulting from our restructuring activities and ongoing cost reduction efforts.
      Selling, General and Administrative. SG&A expenses of $1.23 billion or 6.1% of total net sales for the first nine months of 2005 were higher as a percentage of net sales than $1.17 billion or 5.4% of total net sales for the first nine months of 2004. The increase is due to non-recurring costs associated with the internal accounting investigation, costs for third party advisors related to the reorganization, increased wage and benefit costs, and exchange rate effects.
      Depreciation and Amortization. Depreciation and amortization was $912 million for the first nine months of 2005 compared to $858 million for the first nine months of 2004. The increase primarily reflects $35 million of higher asset impairments recorded in 2005 as compared to the first nine months of 2004 and the impact of currency exchange rates.
      Operating Results. Our operating loss was $1.3 billion for the first nine months of 2005 compared to operating income of $245 million for the first nine months of 2004. The results for the first nine months of 2004 include charges in cost of sales of $83 million for employee attrition programs and $79 million for employee and product line charges (the “2004 Charges”). Management reviews our sector operating income results excluding these charges. Accordingly, we have separately presented such amounts in the table below:

	Nine Months Ended
	September 30,

Product Sector	2005	2004

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(613)	$146
Electrical, Electronics & Safety	380	800
Automotive Holdings Group	(957)	(484)
Other(a)	(111)	(55)

Subtotal	(1,301)	407
2004 Charges(b)	—	(162)

Total operating (loss) income	$(1,301)	$245

(a)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

(b)	Represents the 2004 Charges of $50 million for Dynamics, Propulsion, Thermal & Interior, $57 million for Electrical, Electronics & Safety, $48 million for Automotive Holdings Group and $7 million for Other.
      Our operating loss for the first nine months of 2005 was $1.3 billion compared to operating income of $407 million for the first nine months of 2004 excluding the impact of the 2004 Charges. The first nine months of 2005 operating income compared to the first nine months of 2004 was negatively impacted by lower production volumes and slower U.S. hourly workforce attrition in addition to increased wage and benefit costs of approximately 1.9% of sales, reductions in selling prices of approximately 1.8% of sales, and commodity price increases of approximately 1.1% of sales. Operating income in the first nine months of 2005 was also negatively impacted by $136 million of accrued charges related to the contractual payments of other than temporarily idled employees and $276 million of contractual payments related to temporarily idled employees, and to a lesser extent, inventory valuation adjustments, non-recurring costs associated with the internal accounting investigation, costs for third party advisors related to the reorganization, increased wage and benefit costs, exchange rate effects, and asset impairments recorded in 2005. Operating income in the first nine months of 2004 was negatively impacted by $79 million of costs related to employee and product line liabilities. Additionally, operating income in the first nine months of 2005 and 2004 was negatively impacted by $108 million and $83 million of costs associated with employee attrition programs, respectively. These cost increases were partially offset by a gain on the sale of the global battery product line and savings resulting from our restructuring activities and ongoing cost reduction efforts.
      Other Income and Expense. We recorded other income for the first nine months of 2005 of $44 million as compared to other expense of $3 million for the first nine months of 2004. The first nine months of 2005 other income includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income. The increase in other income for the first nine months of 2005 was also attributable to interest income associated with the increase in cash equivalents on hand, particularly in the third quarter.
      Taxes. We recorded income tax expense for the first nine months of 2005 of $65 million as compared to $7 million for the first nine months of 2004. During the fourth quarter of 2004, Delphi established a 100% valuation allowance against its U.S. deferred tax assets. During the first nine months of 2005, we recorded tax expense on non-U.S. pre-tax earnings and no longer provided income tax benefit on our U.S. losses. This resulted in an income tax expense even though we had pre-tax losses.
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
      The effective tax rate for 2005 is discussed above in the “Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004 — Taxes” analysis.
Liquidity and Capital Resources
      The following should be read in conjunctions with Note 13, Subsequent Events of the consolidated financial statements.

Overview of Capital Structure
      As more fully described below, at September 30, 2005, we were not in compliance with certain covenants under our prepetition facilities. As previously discussed, on October 8 and 14, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
      At hearings held in mid October 2005, the Court approved certain of the Debtors’ “first day” motions, including interim approval to use up to $950 million of Delphi’s $2 billion senior secured DIP financing, and approval of an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under the prepetition Facilities (as defined below).
      On October 14, 2005, Delphi entered into the DIP Credit Facility to borrow up to $2.0 billion from a syndicate of lenders to be arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”) with other roles to be determined. The DIP Credit Facility consists of a $1,750 million revolving facility and a $250 million term loan facility (collectively, the “DIP Loans”). The DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the DIP Credit Facility) plus 1.50% or (ii) 2.75% above LIBOR. The LIBOR interest rate period can be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the DIP Loans. The DIP Credit Facility will expire on the earlier of October 8, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. Subject to certain limitations, certain of the foregoing described terms of the DIP Credit Facility, including interest rates, may be changed by the Agents at any time on or prior to November 30, 2005 in the event the Agents reasonably determine that such changes are advisable in order to ensure a successful syndication of the DIP Credit Facility.
      The DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries to the extent that, in its reasonable business judgment, adverse tax consequences would result from the pledge of a greater percentage) and further provides that amounts borrowed under the DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time is limited by a borrowing base computation as described in the DIP Credit Facility. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective 10 days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default). The DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. So long as the Facility Availability Amount (as defined in the DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not debtors-in-possession).
      The covenants require Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, and restructuring costs (“Global EBITDAR”), as defined, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the DIP Credit Facility. The DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The foregoing description of the DIP Credit Facility is a general description only and is qualified in its entirety by reference to the DIP Credit Facility, a copy of which was previously filed with the Securities and Exchange Commission.
      On October 27, 2005, Delphi entered into the First Amendment to the Revolving Credit, Term Loan and Guaranty Agreement (the “First Amendment”). Under the terms of the First Amendment the Company has agreed, among other things, to mandatory prepayments from Asset Sales and Recovery Events (each, as defined in the First Amendment) pursuant to which, if Delphi or any guarantor shall receive Net Cash Proceeds (as defined in the First Amendment) in excess of $125,000,000 from any Asset Sale or Recovery Event (except to the extent that Net Cash Proceeds received in connection with such Recovery Event are applied within 180 days of receipt thereof to the replacement or repair of the assets giving rise thereto), then an amount equal to 66 2/3% of such Net Cash Proceeds received on such date shall, within 10 days after such date, be either (x) applied to the DIP Loans, with corresponding permanent reductions of commitments under the DIP Credit Facility, or (y) deposited into a cash collateral account maintained with the Administrative Agent for the benefit of the holders of Liens (as defined in the DIP Credit Facility) and claims granted under the Final Order (as defined in the DIP Credit Facility) in the order of priority set forth therein; provided that Delphi shall be permitted to request approval of the Court to use such proceeds in accordance with Section 363 of the Bankruptcy Code so long as such uses are permitted under the DIP Credit Facility and subject to the rights of parties in interest to contest such request. The First Amendment also modified the terms of the Borrowing Base (as defined in the DIP Credit Facility) computation, which limits the amount outstanding under the DIP Loans at any one time.
      On October 28, 2005, the Court granted, on a final basis, the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended, and final approval of an adequate protection package for the prepetition Facilities (as defined below). Following approval of the final DIP financing order, the Debtors have access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended, and $2.5 billion under the prepetition Facilities, for a total financing of $4.5 billion. The adequate protection package for the prepetition Facilities includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition Facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition Facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition Facilities with letters of credit to be issued under the DIP Credit Facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits. As of October 31, 2005, Delphi did not have an outstanding balance under the DIP Credit Facility.
      The Chapter 11 Filings also triggered early termination events under both our U.S. and European accounts receivables securitization programs. The U.S. securitization program was terminated as a result of the initial chapter 11 filing on October 8, 2005. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into an agreement (the “Agreement”) to permit continued use of the European program despite the occurrence of early termination events. The early termination events include Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for relief under the Bankruptcy Code. The Agreement allows for continued use of the European program and provides that the parties have until November 20, 2005 to amend the securitization agreement to incorporate amendments resulting from the Agreement, including revised financial covenants and pricing and to provide an availability of €145 million ($174 million at September 30, 2005 currency exchange rates) and £10 million ($18 million at September 30, 2005 currency exchange rates). With the proposed amendments, the European securitization program would expire on March 31, 2006.
      Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a wholly-owned subsidiary of Delphi who has issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the United States Bankruptcy Code, the trusts may be dissolved in accordance with the provisions of their respective trust declarations, which in each case provide that Delphi’s filing of chapter 11 constitutes an “early termination event.” Should the property trustee of each trust determine to proceed with a liquidation, the holders of the trust preferred securities would be expected to surrender their securities in exchange for a pro rata share of such trust’s junior subordinated notes.
      The proceeds of the DIP financing together with cash generated from operations, and cash on hand will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits. Delphi believes that the availability of the DIP financing and the continued availability of the European securitization program, together with the various uncommitted factoring facilities described below should provide the Company with sufficient liquidity to finance its operations in the ordinary course, including those of its non-Debtor subsidiaries as it seeks to transform its business using the chapter 11 process.
      As noted above, as of September 30, 2005, substantially all of our prepetition long-term debt was in default. Of our $5.4 billion of outstanding debt at September 30, 2005, $5.3 billion was short-term, including the current portions of long-term debt and long-term debt in default. This short-term debt consists of $2.0 billion of senior unsecured debt with maturities ranging from 2006 to 2029, $1.5 billion drawn down from our Revolving Credit Facility, $1.0 billion of term loan secured debt due 2011, approximately $0.4 billion of junior subordinated notes due to Delphi Trust I and II due 2033, and $0.4 billion of other short-term debt. As of September 30, 2005, we had approximately $0.1 billion of long-term debt. Additional prepetition debt classified as long-term in the September 30, 2005 consolidated balance sheet went into default in October 2005.
      Our cash flows during a year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We have varying needs for short-term working capital financing as a result of the nature of our business.

We financed our working capital through a mix of committed facilities, including receivables securitization programs, and uncommitted facilities, including bank lines and factoring lines.
      Throughout most of the first six months of 2005, we maintained $3.0 billion of committed credit facilities. These facilities consisted of a 364-day revolving credit line in the amount of $1.5 billion, which was terminated June 2005, and a five-year revolving credit line in the amount of $1.5 billion, which will expire in June 2009. As disclosed in our Form 8-K filed with the SEC on June 15, 2005, we amended our five-year $1.5 billion credit line by increasing the available credit to $1.8 billion and securing the facility with a first lien on substantially all material tangible and intangible assets of Delphi including 65% of the capital stock of our first tier of foreign subsidiaries. In light of our cash flow constraints, we raised $1.0 billion through a cross-collateralized term loan. We used a portion of the term loan to fund $0.6 billion of pension contributions, while the remainder was used to pay down short-term debt.
      Historically, we have used the cash we generate by operating activities before considering amounts contributed to pensions, to strengthen our balance sheet by reducing legacy liabilities such as pensions, restructuring our operations, generating growth and paying dividends. Our net cash used in operating activities dropped to $609 million for the nine months ended September 30, 2005 from net cash provided by operating activities of $827 million for the nine months ended September 30, 2004. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, we expect that cash generated by operating activities will continue to be negative. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.1 billion in 2006. Based upon current overall macroeconomic conditions, we also likely faced additional ERISA minimums in 2007. Accordingly, as part of the chapter 11 process, we are seeking to not only transform our operations but also to emerge with a sustainable capital structure for our transformed business.

Prepetition Indebtedness
      The following should be read in conjunction with Note 7, Debt of the consolidated financial statements.
      Bonds and Trust Preferred Securities. Delphi had $2.0 billion of unsecured debt at September 30, 2005. Our unsecured debt includes $500 million of securities bearing interest at 6.55% and maturing on June 15, 2006, $500 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $500 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $500 million of securities bearing interest at 7.125% and maturing on May 1, 2029.
      We also have trust preferred securities that were issued by our wholly-owned subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHprA. (See Executive Summary in Management’s Discussion and Analysis of Financial Condition and Results of Operations). The sole assets of Trust I are $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I will pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II are $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II pays cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities.
      The indentures for our bonds and our notes payable to Trust I and Trust II (collectively the “Trusts”) contain provisions providing for an event of default in the event that we default on payments due on indebtedness, the outstanding principal amount of which exceeds $25 million. Additionally, our filing for chapter 11 was also an event of default. As described in detail above, the respective trustees are in the process of liquidating each trust’s assets and it is expected that the holders of the trust preferred securities will surrender their securities in exchange for a pro rata share of the Trusts’ respective junior subordinated notes.
      Prepetition Credit Facilities. Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities, reduced by the amount of any outstanding letters of credit. The terms of the credit facilities provided for a five-year revolving credit line in the amount of $1.5 billion, which was renewed in 2004 and expires in June 2009, and a 364-day revolving credit line in the amount of $1.5 billion.
      On June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six-year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility will expire June 18, 2009 and the Term Loan will expire June 14, 2011. Upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion.
      As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. As of September 30, 2005, approximately $1.0 billion was outstanding under the Term Loan. On August 3, 2005, we drew down $1.5 billion from our Revolving Credit Facility. As of September 30, 2005, $1.6 billion was utilized under the Revolving Credit Facility, including approximately $91 million in letters of credit outstanding against the Facilities as of September 30, 2005.
      The Term Loan has a 1% per annum amortization for the first 5 years and 9 months. Therefore, in the third quarter of 2005, we made the first installment payment on the Term Loan. In addition, we made mandatory payments applying the sale proceeds of certain asset sales. The Term Loan is not repayable in the first year and, in accordance with the terms of the Facilities, during the second and third year is subject to prepayment penalties on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal is repayable without premium or penalty. Borrowings under the Revolving Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The amended Facilities contain financial covenants based on consolidated leverage ratios (the “Leverage Ratio Covenant”), which are tested at each quarter-end. We were not in compliance with the Leverage Ratio Covenant as of September 30, 2005. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
      The amended Facilities also contain provisions providing for an event of default in the event that we default on payments due for indebtedness, the outstanding principal amount of which exceeds $50 million. Additionally, our filing for chapter 11 was also an event of default. At hearings held in mid October 2005, the Court approved certain of the Debtors’ “first day” motions, including approval of an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under the prepetition credit facilities. The adequate protection package includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition Facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition Facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition Facilities with letters of credit to be issued under the DIP Credit Facility.

      Other Prepetition Financial Arrangements. As of September 30, 2005, we maintained a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). In March 2005, the U.S. program was amended to allow Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, is now accounted for as a secured borrowing. The program was to expire March 22, 2006 and could be extended based upon the mutual agreement of the parties. In June 2005, Delphi amended the U.S. Facility Program to add a new co-purchaser to the program, to adjust the borrowing limit from $731 million to $730 million, and to conform the leverage ratio financial covenant consistent to the amended Facilities’ covenant. The U.S. Facility Program lenders also granted waivers similar to those granted under the Facilities’ amendments regarding the time by which Delphi was required to provide audited financial statements. At September 30, 2005, there were no borrowings under this program.
      We were not in compliance with the U.S. Facility Program’s financial covenant based on the consolidated leverage ratio as of September 30, 2005. Under the terms of the securitization facility, non-compliance with the leverage ratio covenant is an early termination event. In connection with Delphi’s Chapter 11 Filings, the U.S. Facility Program was terminated.
      In December 2004, we renewed the trade receivable securitization program for certain of our European accounts receivable at €225 million ($271 million at September 30, 2005 currency exchange rates) and £10 million ($18 million at September 30, 2005 currency exchange rates). The European program contains a financial covenant and certain other covenants similar to our credit facilities that, if not met, could result in a termination of the agreement. In June 2005, Delphi amended the European trade receivables securitization program to conform the leverage ratio financial covenant consistent with the amended credit facilities’ covenant and to amend other procedural terms. The program expires on June 30, 2006 and can be extended, based upon the mutual agreement of the parties. Accounts receivable transferred under this program are accounted for as short-term debt. As of September 30, 2005, outstanding borrowings under this program were approximately $151 million.
      We were not in compliance with the European program’s leverage ratio covenant as of September 30, 2005. Under the terms of the program, continued non-compliance with the leverage ratio covenant is an early termination event. On September 30, 2005, we announced that we were exploring the possibility of a potential waiver of non-compliance under the program.
      The Chapter 11 Filings triggered early termination events under both the U.S. and European accounts receivables securitization programs. As noted above, the U.S. securitization program was terminated as a result of the initial chapter 11 filing on October 8, 2005. As described in detail above, on October 28, 2005, Delphi and the institutions sponsoring the European program entered into the Agreement to permit continued use of the European program despite the occurrence of early termination events.
      Other Financial Transactions. We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of September 30, 2005, we had $138 million outstanding under these accounts receivable factoring facilities.
      In addition, from time to time, certain subsidiaries may also sell receivables on a non-recourse basis in the normal course of their operations. As of September 30, 2005, and 2004, certain European subsidiaries sold accounts receivable totaling $193 million and $356 million, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
      In 2005, we exercised our options to purchase certain of the Company’s leased property. As a result, in the second quarter of 2005 we completed the purchase of our Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. Additionally, in the third quarter of 2005 we completed the purchase of a facility in Vienna, Ohio for approximately $28 million. As of September 30, 2005, these properties were included in our net property balance on the consolidated balance sheet. Prior to the purchase, these leases were accounted for as an operating lease.
      We also from time to time, enter into arrangements with suppliers or other parties that result in variable interest entities as defined by FIN 46. At September 30, 2005, we had two variable interest entities (“VIE”), which include a supplier to one of our U.S. facilities and an investment in a joint venture. As required under FIN 46, we have consolidated these entities and eliminated all intercompany transactions.
      Our arrangement with the supplier is to reimburse it for losses incurred related to materials supplied to us and to receive a refund for any profits that it makes as it relates to material supplied to us. This arrangement is in effect through 2007. In 2004, this VIE had sales of approximately $10 million, 69% of which were to Delphi. As of December 31, 2004, this supplier had approximately $4 million in assets and $4 million in liabilities; the latter of which included a loan of approximately $2.7 million from Delphi. This VIE does not have any other means of support other than Delphi. Given the nature of our relationship with this VIE, it is not possible to estimate the maximum amount of our exposure or the fair value. However, we do not expect such amounts, if any, to be material.
      The joint venture was entered into by Delphi Technologies, Inc. (“DTI”) in August 2005 and is focused on the research and development of a welding technology for the mobile space-frame market. DTI will receive royalties based on net sales generated by the joint venture. These royalties make DTI the primary beneficiary of the joint venture. As of September 30, 2005, the joint venture had approximately $1 million in assets and approximately $0.9 million in liabilities. In addition, the joint venture had income of less than $0.05 million in the third quarter of 2005. DTI’s exposure to losses will only be to the extent of our investment in the joint venture. We do not expect such amounts to be material.

Credit Ratings, Stock Listing
      Delphi is rated by Standard & Poor’s, Moody’s, and Fitch Ratings. At September 30, 2005 our senior unsecured debt ratings were CCC-/Ca/CCC+, respectively, our preferred stock ratings were CC/C/CCC, respectively, and our senior secured debt ratings were B-/B3/B, respectively.
      Primarily as a result of our filing for protection under chapter 11 of the Bankruptcy Code, as of the date of filing this quarterly report on Form 10-Q with the SEC, Standard & Poor’s and Moody’s had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. We anticipate that Fitch Ratings will also withdraw their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt in the near term. Standard & Poor’s, Moody’s, and Fitch Ratings assigned ratings of BBB-/B1/BB-, respectively, to the DIP Credit Facility.
      On October 11, 2005, the NYSE announced suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). Delphi’s common stock (OTC: DPHIQ), preferred shares (OTC: DPHAQ), 6 1/2% Notes due May 1, 2009 (DPHIQ.GB), and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are trading over the counter as of the date of filing this quarterly report on Form 10-Q with the SEC.

Cash Flows
      Operating Activities. Net cash used in operating activities totaled $609 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $827 million for the nine months ended September 30, 2004. Excluding cash paid for employee and product line charges, net cash used in operating activities totaled $548 million for the first nine months of 2005 compared to net cash provided by operating activities of $1,088 million for first nine months of 2004. Changes in the levels of factoring improved cash flow from operating activities for the first nine months of 2005 by approximately $39 million compared to a decrease of $35 million for the first nine months of 2004. Cash flow from operating activities was reduced for both periods for contributions to our U.S. pension plans of $625 million and $600 million for the first nine months of 2005 and 2004, respectively. Excluding the foregoing, the decrease in cash provided by operating activities is primarily due to lower revenue levels and compressed margins partially offset by improved working capital. Cash used in operations was negatively impacted by shorter supplier payment terms, principally in the U.S.
      Investing Activities. Cash flows used in investing activities totaled $397 million and $598 million for the nine months ended September 30, 2005 and 2004, respectively. The use of cash in the first nine months of 2005 and 2004 reflected capital expenditures related to ongoing operations and, in the first nine months of 2005, approximately $129 million for the purchase of certain previously leased properties. Cash flows from investing activities include $245 million of proceeds from divestitures of product lines and joint ventures. Other cash flows from investing activities principally consist of collections of notes receivable and proceeds from the sale of marketable securities.
      Financing Activities. Net cash provided by financing activities was $1,740 million for the nine months ended September 30, 2005, compared to net cash used in financing activities of $200 million for the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2005 primarily reflected borrowings under the Facilities offset by repayment of U.S. securitization borrowings. Net cash used in financing activities during the nine months ended September 30, 2004 reflected a repayment of the 6.125% senior notes due May 1, 2004, partially offset by proceeds received from short-term borrowings. Both periods also reflect the payments of dividends.
      Dividends. On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend of $0.015 per share on Delphi common stock for the remainder of 2005. The dividend declared of $0.015 per share on June 22, 2005 was paid on August 2, 2005.
Outlook
      In addition to being subject to fluctuations in conditions in our market and the economy as a whole, we continue to depend substantially on GM as a customer. GM accounted for 48.4% of our net sales for the first nine months of 2005. Our sales to GM have declined since our separation from GM; principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to them. In the first nine months of 2005, GM North America produced 3.4 million vehicles, excluding CAMI Automotive Inc. and New United Motor Manufacturing, Inc. vehicle production. We currently expect GM North America’s 2005 production to decrease approximately 8% from 2004 production levels to between 4.6 million and 4.7 million units. Our GM North America content per vehicle for the third quarter of 2005 was $2,267 as compared to $2,495 for the third quarter of 2004. During the third quarter of 2005, our content per vehicle was reduced due to exiting of select businesses and the migration of certain product programs from GM sales to sales to Tier I customers. We anticipate that our 2005 content per vehicle will be approximately $2,350. As a result of anticipated lower GM North America production levels and lower GM content per vehicle, we expect our 2005 GM revenues to decline approximately 17%. We anticipate that the decline in GM revenues will only be partially offset by growth in non-GM revenue of approximately 6%, resulting in an expected 6% decline in consolidated revenue. If we are unable to compete effectively for new GM business, our revenues may decline further. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share as well as GM cost-reduction initiatives.
      As a result of the lower GM North America production volumes, an increasing proportion of our U.S. hourly workforce is, and is expected to continue to be, in an idle status. Under the terms of our collective bargaining agreements with our U.S. unions, we are generally not permitted to permanently lay-off idled workers. Furthermore, as a result of GM’s lower production volumes, the opportunities for our employees to flowback to GM have been limited and may be further limited. Consequently, although we reduced our U.S. hourly workforce by 15% over the 15-month period ended prior to December 31, 2004, currently approximately 8% of our U.S. hourly workforce is in an idle status. This situation is placing significant financial burdens on Delphi.
      During the first nine months of 2005, we were challenged by commodity cost increases, most notably steel and petroleum-based resin products. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the first nine months of 2005. Raw material steel supply has continued to be constrained and commodity cost pressures have continued to intensify as our supply contracts expire during 2005. We expect to incur $0.4 billion of higher commodity and troubled supplier costs in 2005 than in 2004, of which $0.3 billion is due to higher commodity costs and $0.1 billion is due to higher troubled supplier costs. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our operations in future periods may be adversely impacted. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms which recover the actual commodity costs we are incurring.
      In December 2004, we entered into an agreement with GM whereby we committed to 2005 annual price reductions on GM’s annual purchase value with Delphi. In return for this commitment, GM agreed, among other things, to accelerate their cooperation with certain sourcing and cost reduction initiatives of mutual benefit to the two companies and to source certain business to Delphi. The agreed level of price reduction for 2005 is generally consistent with that which we have been providing to GM in recent years. However, the adverse impact of price reductions on our margins is exacerbated by the significant commodity cost increases we are experiencing in 2005. As a result of the Chapter 11 Filings, Delphi may have the opportunity to reject loss-generating contracts. Delphi is in discussions with GM regarding several issues related to the Chapter 11 Filings, including the impact of loss-generating contracts. However, no assurances can be made as to the potential outcome of such discussions.
      We intend through the chapter 11 process to address the competitiveness of Delphi’s core U.S. operations through the modification or elimination of non-competitive legacy liabilities, high wages and benefits, and burdensome restrictions under current labor agreements, and the realignment of Delphi’s global product portfolio and manufacturing footprint to preserve the Company’s core businesses. This will require negotiation with key stakeholders over their respective contributions to the restructuring plan and utilization of the chapter 11 process as necessary to achieve the cost savings and operational effectiveness envisioned in our transformation objectives. We believe that it is necessary for a substantial segment of Delphi’s U.S. business operations to be divested, consolidated or wound-down through the chapter 11 process.
      Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger, more financially sound business with viable U.S. operations that are well-positioned to advance global enterprise objectives. However, we cannot assure you that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding Delphi’s future prospects will not materially hinder Delphi’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of Delphi to attract, retain and compensate key executives and associates and to retain employees generally; limiting Delphi’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Although we expect to file a reorganization plan that provides for emergence from chapter 11 in early to mid-2007, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Court, or that any such plan will be consummated. (See Note 13, Subsequent Events to the consolidated financial statements for the risks and uncertainty related to Delphi’s ability to continue as a going concern.)

      We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. Historically we have reduced our exposure through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We also face an inherent business risk of exposure to commodity prices risks, and have historically offset our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. Post-petition, we continue to manage our exposures to changes in currency rates and commodity prices using these derivative instruments. However, due to the substantial uncertainty perceived by institutions and dealers who normally act as counterparties to such instruments as to whether or not Delphi would seek protection under chapter 11 of the Bankruptcy Code, during a substantial portion of the third quarter of 2005 we were not able to enter into hedging instruments. As a result we anticipate that in 2006 our exposure to changes, both favorable and unfavorable, in currency rates and the price of non-ferrous metals and certain other commodities will be increased.
      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. In addition, as we actively pursue additional technological innovation in both automotive and non-automotive industries and enhance the value of our intellectual property portfolio, we incur ongoing costs to enforce and defend our intellectual property and face an inherent risk of exposure to the claims of other suppliers and parties that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.
Ongoing SEC Investigation
      As previously disclosed, Delphi is the subject of an ongoing investigation by the Securities and Exchange Commission (“SEC”) and other federal authorities involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the SEC’s ongoing investigation and requests for information as well as the related investigation being conducted by the Department of Justice. The Company has entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows. The SEC investigation and the related investigation by the Department of Justice were not suspended as a result of Delphi’s filing for chapter 11.

Shareholder Lawsuits
      Several class action lawsuits have been commenced against Delphi, Delphi Trust I, Delphi Trust II, current and former directors, certain current and former officers, General Motors Investment Management Corporation (the named fiduciary for investment purposes and investment manager for Delphi’s employee benefit plans), and certain current and former employees of Delphi or its subsidiaries, as a result of the Company’s announced intention to restate certain of its financial statements. These lawsuits fall into three categories. One group of putative class action lawsuits has been brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), purportedly on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans which invested in Delphi common stock (“ERISA Actions”). Plaintiffs allege that the plans suffered losses due to the defendants’ breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan.
      A second group of putative class action lawsuits variously alleges that the Company and certain of its current and former directors and officers made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, a consolidated amended securities class action complaint was filed in the United States District Court for the Southern District of New York (“Amended Securities Action”). The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities fraud claims regarding additional offerings of Delphi securities.
      The third group of lawsuits pertains to shareholder derivative actions (“Shareholder Derivative Actions”) and a shareholder demand (“Shareholder Demand”). To date, certain current and former directors and officers have been named in four such lawsuits. Two lawsuits are pending in Oakland County Circuit Court in Pontiac, Michigan, one of which was filed on September 2, 2005, but has not been served on any of the named defendants; a third is pending in the United States District Court for the Southern District of New York; and a fourth is pending in the United States District Court for the Eastern District of Michigan. In addition, the Company received the Shareholder Demand from a shareholder requesting that the Company consider bringing a derivative action against certain current and former directors and officers. The Shareholder Derivative Actions and the Shareholder Demand are premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws. The Company has appointed a committee of the Board of Directors to consider the Shareholder Demand.
      On August 19, 2005, the Company and the individual defendants named in the various related federal actions as of that date filed a motion to transfer all such actions to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. A hearing on this transfer motion is scheduled before the Judicial Panel on Multidistrict Litigation on November 17, 2005.
      In the derivative actions filed in Oakland County Circuit Court in which the Company and other defendants have been served, the Court issued an order of administrative closing on October 14, 2005 due to the bankruptcy stay. In the other case in Oakland County Circuit Court, where none of the defendants have been served, the Court issued an order of administrative closing on October 27, 2005, due to the bankruptcy stay.
      Due to the preliminary nature of these cases, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. While Delphi has directors and officer insurance subject to a $10 million deductible, and for which Delphi has recorded a reserve in the amount of this deductible, the Company cannot assure the extent of coverage, or that the impact of any loss not covered by insurance or applicable reserves, would not be material.

      Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (See Note 13, Subsequent Events for details on the chapter 11 cases.)
Inflation
      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations, other than increased commodity costs as disclosed in Executive Summary in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Environmental Matters
      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years and we do not expect such expenditures to be material in 2005. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.
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
Forward-Looking Statements
      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Delphi and its representatives may periodically make written or oral statements that are “forward-looking,” including statements included in this report and other filings with the United States Securities and Exchange Commission and in reports to our stockholders. All statements contained or incorporated in this report which address operating performance, events or developments that we expect or anticipate may occur in the future are forward-looking statements. These statements are made on the basis of management’s current views and assumptions with respect to future events. Important factors, risks and uncertainties which may cause actual results to differ from those expressed in our forward-looking statements are set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004. In particular, these factors, risks and uncertainties include, but are not limited to, the following: the ability of Delphi to continue as a going concern; the ability of Delphi to operate pursuant to the terms of the DIP facility; Delphi’s ability to obtain court approval with respect to motions in the chapter 11 proceeding prosecuted by it from time to time; the ability of Delphi to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for Delphi to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of Delphi to obtain and maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on Delphi’s liquidity or results of operations; the ability of Delphi to fund and execute its business plan; the ability of Delphi to attract, motivate and/or retain key executives and associates; the ability of Delphi to attract and retain customers; and other factors, risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the United States Securities and Exchange Commission. Delphi does not intend or assume any obligation to update any of these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There have been no material changes to our exposures to market risk since December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005. The basis for this determination was that, despite the previously reported identification of material weaknesses (identified below) in our internal controls over financial reporting, we have been able to compensate by increasing our review procedures both during and at the end of each quarter to ensure that information required to be disclosed, both financial and non-financial, is recorded, processed, summarized and reported in a timely fashion. In addition, as noted below, we continue to make progress in our remediation plans related to these material weaknesses, and have adopted interim procedures to further support the existing controls, while we continue the process of remediation. However, in addition to completing our remediation plans, we and our outside auditors must also test and assess the effectiveness of the remediated controls and therefore it is likely that we will continue to report material weaknesses as of December 31, 2005. The following table summarizes the status of the remediation plans as of September 30, 2005:

Control Deficiency		Current Status of
Noted in Form 10-K	Remediation Plans	Remediation Plans

Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP at the divisional level, and insufficient personnel at the Company’s headquarters to provide effective oversight and review of financial transactions	• Implement additional oversight at the Company’s headquarters and operating units to review the accounting for transactions to ensure compliance with GAAP.
• Management is increasing the number of qualified accountants on the global accounting staff by actively recruiting additional certified public accountants to increase the knowledge of accounting and strengthen internal controls within the Company.
• Management has committed to providing the finance staff with additional support and training in order to enable them to identify unusual or complex transactions requiring further consideration by technical accounting experts or others within the organization.	• Delphi has hired several qualified accountants at both the Company’s headquarters and various operating units. Additional hiring efforts are still ongoing.
• Global training on a variety of accounting and reporting related topics has occurred and additional training is planned for the fourth quarter of 2005.
• To address this material weakness until such time as all remediation activities are completed, management continues to perform the following procedures:
– More transactions are reviewed by the chief accounting officer rather than at the business unit or function, particularly those which deviate from previously reviewed or standard terms and conditions;
  – Management has strengthened its review of the documentation supporting the accounting for transactions;
– External experts are being utilized, when deemed necessary, to assist in preparing and reviewing the appropriate accounting documentation.

Control Deficiency		Current Status of
Noted in Form 10-K	Remediation Plans	Remediation Plans

Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization	• Delphi has initiated a project to review and update accounting policies, establish written policies for areas where such policies do not exist utilizing third party experts in accounting to assist in this effort.
• Management will conduct training sessions throughout the organization to explain the accounting policies and procedures and require that accounting conclusions, assumptions and estimates are documented and supported by such accounting policies or relevant accounting literature in accordance with GAAP.
• Management will assess the effectiveness of the Company’s adherence to the accounting policies through ongoing monitoring activities.	• Until Delphi is able to fully implement the remediation plan related to this material weakness, we are relying upon the management procedures indicated above as they also mitigate the risk of this control deficiency.
• Management conducted training sessions with the finance staff of each division to review these policies and to increase sensitivity and focus on the issues covered by the new policies and continues to monitor their implementation.
• Accounting policies for high risk areas were substantially complete as of September 30, 2005 and these written policies were made available to all Delphi employees by the end of October 2005.
• Delphi management provided training to reinforce the new accounting policies in late October 2005.
• In conjunction with the year end financial closing process for December 31, 2005, Delphi management will evaluate the adherence to the new accounting policies.

Current Status of
Control Deficiency	Remediation Plans	Remediation Plans

Ineffective or inadequate controls over the administration and related accounting for contracts	• Management will adopt formal contract administration procedures and will require consistent application throughout the organization.
• Management will document its contract administration procedures and periodically evaluate and test such procedures to help prevent recurrences of the issues identified in the 2004 Annual Report on Form 10-K.
• Management has conducted and will continue to provide training throughout the organization to communicate the importance of documenting the economic substance and course of dealings related to transactions, including any related amendments or correspondence between the parties, to facilitate appropriate accounting for transactions.	• As reported in the 2004 Annual Report on Form 10-K, some areas in the organization have revised their contract administration procedures. For example, changes were implemented in the second half of 2004 with respect to the administration of contracts for information technology services. These changes include the implementation of a contract administration procedure that requires documentation by finance, legal and information technology services that the contracts have been reviewed, including a summary of all pertinent transaction terms.
• For other contracts, each operating unit has implemented an interim contract identification and review process until a permanent process can be developed and implemented.
• Given the complexity involved in developing and implementing a formal contract administration process, Delphi has not yet finalized its plan to address this issue. We expect to have a plan developed by December 31, 2005 which will address the contract review procedures as well as training and monitoring requirements. The remediation of this material weakness will continue into 2006.

Current Status of
Control Deficiency	Remediation Plans	Remediation Plans

Ineffective “tone” within the organization related to the discouragement, prevention or detection of management override, as well as inadequate emphasis on thorough and proper analysis of accounts and financial transactions	• Delphi Management will continue to take actions to foster a culture that encourages those with concerns of management override to bring such concerns to the prompt attention of management, whether directly or through the Company’s ethics line, so that those concerns can be evaluated and appropriate action taken.
• The principal remedial action taken to address this aspect is to ensure that those at the top not only set the right tone but also understand that they will be held personally accountable for the failure to foster an environment that encourages those with concerns to present them and to elevate and address those concerns constructively within the organization.
• Management will disseminate training programs and presentations throughout the organization, starting with the top executive officers, to instill lessons learned from the Audit Committee’s investigation as well as management’s assessment of internal controls, including clearly outlining the review and consultation protocol for non-routine transactions.
• Management recognizes that many of the remedial actions it has taken or will take require continuous monitoring and evaluation for effectiveness, which will depend on maintaining a strong internal audit function. Until such time as the Company is able to identify a suitable replacement to lead its internal audit function, it will look to external experts to supplement its existing staff.	• As discussed in the 2004 Annual Report on Form 10-K several specific actions have taken place since 2002 to remediate the control deficiencies identified during the accounting investigation by the Audit Committee.
• In July 2005, Delphi’s Board of Directors named a new CEO, who is fostering a culture of openness throughout the organization.
• In October 2005, Delphi’s Board of Directors named a new CFO.
• Also in October 2005, Delphi’s Board of Directors assigned the General Counsel the additional duties of Chief Compliance Officer, reporting in this capacity to the CEO and the chair of the Audit Committee.
• In early November 2005, senior members of Delphi’s executive management attended a training session focusing on lessons learned from the accounting investigation, ethical business behavior and maintaining appropriate tone at the top. The remainder of the executive management team will attend this training by December 31, 2005. The entire salaried workforce will be trained during 2006.
• Delphi is still actively seeking to fill the leadership role in the internal audit function.
• Senior management will continue to reinforce the proper “tone at the top” through ongoing communication.
• Management will evaluate the effectiveness of the “tone at the top” in discouraging, preventing or detecting of management override at various levels of the Company.
      During the three months ended September 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting beyond the remedial actions identified above and the deployment of SAP’s enterprise software solution to replace legacy software systems in our businesses at various global locations which we expect will continue through 2005 and beyond. In addition, in connection with Delphi’s filing for protection under chapter 11 of the Bankruptcy Code, we are implementing processes and policies designed to:

•	Ensure that payments of prepetition liabilities subsequent to the bankruptcy filing are made in accordance with the approved motions by the Court;

•	Ensure that prepetition liabilities are adequately segregated from post-petition liabilities; and

•	Ensure that Delphi’s financial statements comply with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”
      The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2004, for a more complete understanding of the matters covered by such certifications.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      Except as discussed in Note 12, Commitments and Contingencies, there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

					Maximum Number of
				Total Number of Shares	Shares that May Yet
	Total Number of		Average	Purchased as Part of	Be Purchased Under
	Shares		Price Paid	Publicly Announced	the Plans or
Period	Purchased		Per Share	Plans or Programs(a)	Programs(a)

July 1, 2005 through July 31, 2005	216,730	(b)	$5.40	—	19,000,000
August 1, 2005 through August 31, 2005	—		$—	—	19,000,000
September 1, 2005 through September 30, 2005	—		$—	—	19,000,000

Total	216,730		$5.40	—	19,000,000

(a)	As part of Delphi’s stock repurchase program, in February 2005, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2006 to fund obligations for our stock options and other awards issued under its equity based compensation plan. To date no repurchases have been made pursuant to that plan.

(b)	Primarily includes shares of common stock that were withheld to satisfy the Company’s tax withholding obligations arising upon vesting of restricted stock units issued pursuant to the Company’s equity based compensation plan. The remainder relates to shares that were returned as a result of the clawback provision in our incentive compensation plan. These shares were returned from the January 3, 2005 distribution of the 2002 special retention restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      For a discussion of the Company’s indebtedness and defaults thereunder, see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly the discussion under Liquidity and Capital Resources.

ITEM 5.	OTHER INFORMATION
Annual Meeting
      In light of the Company’s filing for relief under chapter 11 (described more fully in Note 13, Subsequent Events and the Executive Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations) the Company has cancelled its 2005 annual meeting of stockholders.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99 (c) to Delphi’s Report on Form 8-K filed October 14, 2005.
10	(a)	Master Sale and Purchase Agreement between Johnson Controls, Inc. and Delphi Corporation dated June 30, 2005, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on July 1, 2005.
10	(b)	Form of Employment Agreement for Officers of Delphi Corporation, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on October 7, 2005.*
10	(c)	Employment Agreement with an Executive Officer dated October 5, 2005, incorporated by reference to Exhibit 99 (b) to Delphi’s Report on Form 8-K filed on October 14, 2005.*
10	(d)	Revolving Credit, Term Loan and Guaranty Agreement, dated as of October 14, 2005, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on October 20, 2005 and amended by First Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated October 27, 2005, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on November 1, 2005.
31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation (Registrant)

November 9, 2005	/s/ John D. Sheehan

John D. Sheehan,
Vice President and Chief Restructuring Officer,
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