Form 10-K/A
period 2004-12-31
DELPHI CORP
filed 2006-05-01
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file No. 1-14787
DELPHI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3430473
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

5725 Delphi Drive, Troy, Michigan	48098
(Address of principal executive offices)	(zip code)
(248) 813-2000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
(including the associated Preferred Share Purchase Rights)
6 1/2% senior notes due May 1, 2009	New York Stock Exchange
7 1/8% debentures due May 1, 2029	New York Stock Exchange
8 1/4% Cumulative Trust Preferred Stock of Delphi Trust I	New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     .       No ✓.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     .       No ✓.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     .       No ✓.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ✓. Accelerated filer___. Non-accelerated filer ___.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     .       No ✓.
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
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.
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

Explanatory Note
ITEM 6. SELECTED FINANCIAL DATA
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2005 (the “Original Filing”), is being filed to reflect changes to Item 6. Selected Financial Data of Part II of the Original Filing, as detailed below and solely to correct the identified errors, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
     Item 6. Selected Financial Data of Part II of the Original Filing has been amended solely to reflect a decrease of $69 million in the amount of previously reported net income for the period ending December 31, 2000. The change is to correct an error made in 2000, whereby an increase in Delphi’s warranty reserves of $112 million ($69 million after-tax) during 2000 was accounted for as a reduction to additional paid-in capital rather than additional expense. In periods beginning with the opening balances on January 1, 2001, the impact of this correction is to increase additional paid-in capital and reduce retained earnings by $69 million, resulting in no change in total stockholders’ (deficit) equity. This reclassification will be reflected in Delphi’s Annual Report on Form 10-K for the year-ended December 31, 2005, to be filed with the SEC.
     Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

2

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

	Year Ended December 31,
	2004	2003	2002	2001	2000 (4)
		(As Restated	(As Restated	(As Restated	(As Restated
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$28,622	$28,077	$27,641	$26,302	$29,224
Net (loss) income (1) (2)	$(4,753)	$(10)	$318	$(428)	$748

Basic (loss) earnings per share	$(8.47)	$(0.02)	$0.57	$(0.76)	$1.33
Diluted (loss) earnings per share	$(8.47)	$(0.02)	$0.57	$(0.76)	$1.33

Cash dividends declared per share	$0.28	$0.28	$0.28	$0.28	$0.28
Ratio of earnings to fixed charges (3).	N/A	N/A	2.6	N/A	5.3

Balance Sheet Data:
Total assets	$16,593	$21,066	$19,692	$18,928	$18,986
Total debt	2,980	3,456	3,215	3,629	3,677
Stockholders’ (deficit) equity	(3,539)	1,446	1,232	2,267	3,676
(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and no longer amortize purchased goodwill.
(2)	2004 net loss includes $4.7 billion of income tax expense recorded to provide a non-cash valuation allowance on U.S. deferred tax assets, as described in Note 6, Income Taxes, to our consolidated financial statements included elsewhere in this report on Form 10-K.
(3)	Fixed charges exceeded earnings by $719 million, $137 million and $663 million for the years ended December 31, 2004, 2003 and 2001, respectively resulting in a ratio of less than one.
(4)	Previously reported net income of $817 million for the year ended December 31, 2000 has been restated to reflect an additional warranty provision of $112 million ($69 million after tax) that was previously accounted for as a reduction to additional paid-in capital rather than additional expense. The impact of this correction was to decrease net income by $69 million, basic earnings per share by $0.13, diluted earnings per share by $0.12, and ratio of earnings to fixed charges by 0.4. In addition, additional paid-in capital was increased and retained earnings was decreased at December 31, 2000 by $69 million, resulting in no change in previously reported stockholders’ equity at that date.

3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI CORPORATION

(Registrant)

By:	/s/ Robert S. Miller, Jr.

(Robert S. Miller, Jr., Chairman
of the Board of Directors & Chief
Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 1, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Robert S. Miller, Jr. (Robert S. Miller, Jr.)	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

/s/ Rodney O’Neal (Rodney O’Neal)	Director, President & Chief Operating Officer

/s/ Robert J. Dellinger (Robert J. Dellinger)	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ John D. Sheehan (John D. Sheehan)	Vice President and Chief Restructuring Officer, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ John D. Opie (John D. Opie)	Director (Lead Independent Director)

/s/ Oscar de Paula Bernardes Neto (Oscar de Paula Bernardes Neto)	Director

/s/ Robert H. Brust (Robert H. Brust)	Director

/s/ Virgis W. Colbert (Virgis W. Colbert)	Director

/s/ David N. Farr (David N. Farr)	Director

/s/ Dr. Bernd Gottschalk (Dr. Bernd Gottschalk)	Director

/s/ Craig G. Naylor (Craig G. Naylor)	Director

EXHIBIT INDEX

Exhibit
Number	Description

31(a)	Certification of Chief Executive Officer pursuant to Section 302
31(b)	Certification of Chief Financial Officer pursuant to Section 302
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002