Form 10-K
period 2005-12-31
DELPHI CORP
filed 2006-07-11
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                      to                                     .
Commission file number: 1-14787
DELPHI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3430473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5725 Delphi Drive, Troy, Michigan (Address of principal executive offices)	48098 (Zip Code)
(248) 813-2000
Registrant’s telephone number, including area code
     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act:
Title of class

Common Stock, $0.01 par value per share (including the associated Preferred Share Purchase Rights)
6 1/2 % senior notes due May 1, 2009
7 1/8 % debentures due May 1, 2029
8 1/4 % Cumulative Trust Preferred Stock of Delphi Trust I
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑.         Accelerated filer ☐.         Non-accelerated filer. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $2.6 billion. The closing price of the Common Stock on June 30, 2005 as reported on the New York Stock Exchange was $4.65 per share. As of June 30, 2005, the number of shares outstanding of the registrant’s Common Stock was 561,415,901 shares. On November 11, 2005, the New York Stock Exchange delisted the Common Stock, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report for additional information on this matter.
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of May 31, 2006 was 561,781,590.
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
      As further described below, Delphi Corporation (“Delphi” or the “Company”) and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”) and are currently operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the U.S. court and will not be subject to the requirements of the Bankruptcy Code.
Overview. Delphi has become a leading global technology innovator with significant engineering resources and technical competencies in a variety of disciplines. Delphi was incorporated in 1998 in contemplation of our separation from General Motors Corporation (“GM”) in 1999 (the “Separation”). Today, the Company is one of the largest global suppliers of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Technology developed and products manufactured by Delphi are changing the way drivers interact with their vehicles. Delphi is a leader in the breadth and depth of technology to help make cars and trucks smarter, safer and better. The Company supplies products to nearly every major global automotive original equipment manufacturer.
      In addition, Delphi has diversified its customer base by taking advantage of its technological and manufacturing core competencies. Delphi is making increasingly significant contributions in communications (including telematics), computers, automotive aftermarket, consumer electronics, energy and the medical devices industry.
      We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in every major region of the world. During 2005, we operated our business along three reporting segments that are grouped on the basis of similar product, market and operating factors:

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
Chapter 11 Cases. Delphi Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York and are currently operating as “debtors-in-possession”. The following discussion provides general background information regarding our chapter 11 cases as relevant to the consolidated financial statements of Delphi and its subsidiaries and is not intended to be an exhaustive summary.
      Additional information on Delphi’s filing under the Bankruptcy Code, including access to Court documents and other general information about the chapter 11 cases, is available online at www.delphidocket.com. Financial information available on that website generally is prepared according to requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in Delphi’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and filed under the U.S. securities laws. Moreover, the materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to Delphi’s stock or debt or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (“SEC”).
          Commencement of Cases
      On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).”
      Delphi’s non-U.S. subsidiaries were not included in the filings, continue their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.
          Court Orders
      First Day and Other Operational Orders. Since the commencement of the cases, a number of orders have been entered by the Court intended to generally stabilize the Debtors’ operations and allow the Debtors to operate substantially in the ordinary course of business. These orders, certain of which were approved on an interim basis subject to a final hearing before the Court, covered, among other things:

•	Human capital obligations, permitting payment of wages and other employee obligations and the continuation of employee and retiree benefit programs;

•	Supplier relations, permitting payment programs intended to address the requirements of Delphi’s financially-stressed vendors in order to secure those vendors’ post-petition performance, to avoid unnecessary disruption of Delphi’s businesses;

•	Customer relations, authorizing, but not directing, the Company to honor prepetition obligations to customers, including the Company’s prepetition warranty programs and otherwise to continue customer programs in the ordinary course of business;

•	Business operations, permitting payments to certain shippers, warehousemen and contractors;

•	Cash management, permitting maintenance of bank accounts and cash management systems and allowing certain investments; and

•	Retention of certain professional service providers.
      On October 28, 2005, the Court entered an order granting Delphi’s request for $2 billion in senior secured debtor-in-possession (“DIP”) financing being provided by a group of lenders led by JPMorgan Chase Bank and Citigroup Global Markets, Inc. The Court also approved an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under its prepetition credit facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand are being used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Annual Report for further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of Delphi’s DIP financing.
      Trading Order. On January 6, 2006, the Court approved a motion to restrict, in certain circumstances and subject to certain terms and conditions, trading in securities and claims of Delphi by persons who would acquire, or dispose of, substantial amounts of such securities and claims. The order also requires, in certain circumstances and subject to certain terms and conditions, substantial holders of indebtedness of the Debtors to dispose of such indebtedness. This order was intended to preserve the availability of the benefit of certain tax attributes of the Debtors.
      Key Employee Compensation Program. On February 17, 2006, the Court entered a final order for a Key Employee Compensation Program (“KECP”) granting the motion of the Debtors to implement an “at risk” incentive plan (the “Final Revised AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006 (the “Performance Period”). The Final Revised AIP applies to approximately 460 individuals holding executive positions with Delphi or one of its affiliated Debtors in the U.S. during the Performance Period (such persons, the “Executives”). Delphi’s current Chairman and CEO has voluntarily excluded himself from participating in the KECP. The Final Revised AIP provides the opportunity for at risk incentive payments to the Executives provided that certain corporate and divisional targets are met. Additionally, an incentive plan mirroring the Final Revised AIP will apply to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi. The portion of the KECP relating to annual incentive plans beyond June 30, 2006 and proposed cash and equity incentive emergence awards is currently scheduled to be heard at the July omnibus hearing. In conjunction with the approval of the Final Revised AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of accruals for incentive compensation in the first quarter of 2006.
          Committees
      On October 17, 2005, the Court formed a committee of unsecured creditors in the chapter 11 cases (the “Creditors’ Committee”). On April 28, 2006, the U.S. Trustee, acting pursuant to the Court’s order issued March 30, 2006, formed an equity committee, consisting of two investment management funds and five individual shareholders, to represent holders of Delphi’s common stock in the chapter 11 cases (the “Equity Committee”). On May 11, 2006, the U.S. Trustee amended the Equity Committee to consist of three investment management funds and four individual shareholders. However, the Court in its order directing the formation of an Equity Committee held that the Equity Committee should not inject itself into negotiations between or among the Debtors, the unions and GM, and further provided that the Court will entertain motions to disband the Equity Committee if the Debtors appear to be hopelessly insolvent or in certain other circumstances. There can be no assurance that the Creditors’ Committee or the Equity Committee will support the Debtors’ positions or the Debtors’ plan of reorganization and any disagreements between the Creditors’ Committee or the Equity Committee and the Debtors could protract the chapter 11 process, hinder the Debtors’ ability to operate during the chapter 11 process and delay the Debtors’ emergence from chapter 11.
          Activity Throughout Duration of Chapter 11 Cases
      Status of Operations. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and Court orders. In general, as debtors-in-possession, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court. All vendors are being paid for all goods furnished and services provided in the ordinary course of business after the Petition Date.
      Treatment of Prepetition Claims. Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay of proceedings provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 12, Liabilities Subject to Compromise of the consolidated financial statements in this Annual Report.
      Contract Rejection and Assumption Process. Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, Delphi expects that additional liabilities subject to compromise and resolution in the chapter 11 cases may arise as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, Delphi would expect that the assumption of certain executory contracts may convert existing liabilities shown as subject to compromise to liabilities not subject to compromise in future financial statements. Due to the uncertain nature of many of the potential claims, Delphi is unable to project the magnitude of such claims with any degree of certainty at this time.
      Over 11,000 contracts for the supply of goods to the Company’s manufacturing operations were scheduled to expire by December 31, 2005. In order to provide an alternative mechanism to extend those contracts for the supply of sole-sourced goods required by the Company following expiration, avoid interruption of automotive parts manufacturing operations, and systematically address the large number of contracts expiring at the end of 2005 and throughout 2006, the Company requested and was granted authority by the Court to assume certain contracts on a limited, focused, and narrowly-tailored basis. To date, the Company has been able to extend nearly all of its expiring supplier contracts in the ordinary course of business and has made use of the provisions of the Court order as circumstances have warranted.
      Transformation Plan. On March 31, 2006, the Debtors announced their transformation plan. On the same date, Delphi initiated a “dual track” process to reject its collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with its labor unions and GM. On the same date, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The initial GM contract rejection motion is not scheduled to be heard by the Court until at least August 15, 2006. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions. The Company also filed a motion to reject certain collective bargaining agreements and to modify certain retiree benefits. A hearing on the motion was held throughout May 2006, continued into June, and has been adjourned until August 11, 2006.
      Potential Divestitures, Consolidations and Wind-Downs. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. Any sale or wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering and wheel bearings. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. The Company intends to sell or wind-down non-core product lines and manufacturing sites by January 1, 2008. Delphi has also begun discussions with certain governmental agencies whose policies could help improve the competitiveness of plants and product lines regardless of whether they are being retained or offered for sale.
          Case Resolution
      Exclusivity. Under the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the date of the filing to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Court. At the Debtors’ request, the Court extended the period for filing a plan to August 5, 2006 and the period for obtaining necessary acceptances to October 4, 2006. On June 19, 2006, the Court further extended the period for filing a plan of reorganization to February 1, 2007 and the period for obtaining necessary acceptances to April 2, 2007. We may request additional extensions. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtors.
      Proofs of Claim. On April 12, 2006, the Court entered an order establishing July 31, 2006 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtors’ chapter 11 filings must be filed if the claimants wish to receive any distribution in the chapter 11 cases. On April 17, 2006, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. Any differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims.
      Plan of Reorganization Generally; Impact of Reorganization. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. Under certain circumstances, the Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.
      As a result of the Chapter 11 Filings, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
      Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. In addition, as Delphi executes its transformation plan through the chapter 11 process, it will likely incur additional prepetition claims as collective bargaining agreements, executory contracts, retiree health benefits and pension plans, and the other liabilities of the Company are addressed and resolved to maximize stakeholder value going forward.

      A plan of reorganization could result in holders of Delphi’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by Delphi’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Delphi considers the value of its common stock to be highly speculative and strongly cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.
      Legacy Liabilities; Key Stakeholders. On March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. The section 1113 and 1114 filing is consistent with the scheduling order signed by the Court on February 17, 2006. A hearing on the section 1113 and 1114 motion was held throughout May 2006, continued into June, and has been adjourned until August 11, 2006. The bankruptcy Court judge hearing the motion has urged Delphi and its unions to continue to seek a negotiated solution with each other during the pendency of the hearing and the motion.
      Prior to filing the motion to reject the Debtors’ U.S. labor agreements, Delphi, GM and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) agreed on a special attrition program, pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a lump sum incentive payment of $35,000 (the “Special Attrition Program”). The lump sum incentive payment applied to all eligible retirements from October 1, 2005 forward. The program also provided additional retirement opportunities; including transfer to and retirement from GM. Approximately 14,500 U.S. hourly employees represented by the UAW were eligible to participate in the program. Additionally, GM has agreed 5,000 of Delphi’s U.S. hourly employees represented by the UAW may return (“flowback”) to GM through the beginning of September 2007. GM has agreed to provide substantial financial support under the agreement. Delphi believes that the agreement will enable a more rapid transformation to a reduced labor cost structure across Delphi’s U.S. manufacturing operations. As of June 30, 2006, approximately 12,500 employees had elected to participate in the Special Attrition Program. On May 5, 2006, the Court entered the order approving the motion with certain modifications, which was subsequently amended on May 12, 2006. If similar agreements are negotiated with other unions representing the Debtors’ U.S. hourly employees, such agreements and programs also will be required to be submitted to the Court for approval.
      On May 18, 2006, Wilmington Trust Company, as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the Special Attrition Program. Additionally, on May 31, 2006, Appaloosa Management L.P., Wexford Capital LLC and Lampe Conway and Company LLC filed a notice of appeal from the same order, but the Debtors believe such notice was not timely filed.
      Delphi, GM, and the UAW subsequently agreed on a supplemental agreement that will expand the Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provide buyouts for UAW-represented hourly employees. This supplemental agreement also includes buyout payments, which depending on the amount of seniority or credited service, would range from $40,000 to $140,000. GM has agreed to pay one-half of these buyout amounts. The supplemental agreement was approved by the Court on June 29, 2006. The new options added to the Special Attrition Program are enabled by the financial support from GM.
      On June 16, 2006, Delphi reached agreement on the terms of a special attrition program pursuant to which certain eligible Delphi hourly employees represented by the Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”) would be offered normal and early voluntary retirements with a lump sum incentive payment of $35,000, additional retirement opportunities (including transfer to and from GM), or buy-out payments, which, depending on the amount of seniority or credited service, would range from $40,000 to $140,000 (the “IUE-CWA Special Attrition Program”).

GM has agreed to pay the incentive payment of $35,000 and to pay one-half of the buy-out payments, except for employees at Delphi’s New Brunswick operations where previously agreed upon terms apply. The IUE-CWA Special Attrition Program was approved by the Court on June 29, 2006. Delphi continues framework discussion with other unions to offer, with GM support, similar attrition programs for their members.
      Although the Debtors believe discussions with the Debtors’ unions and GM are progressing constructively, the parties have not yet reached comprehensive agreements. As a result, on March 31, 2006 the Debtors filed a motion under sections 1113 and 1114 of the Bankruptcy Code. While we believe that the filing of the 1113 and 1114 motion with the Court is necessary to protect the Debtors’ interests, we are continuing discussions and remain focused on pursuing a consensual resolution with all of our unions and GM.
      Costs. We have incurred, and will continue to incur, significant costs associated with the reorganization for professional fees for advisors to the Debtors, and to other stakeholders in the chapter 11 cases.
      Intentions. Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger, more financially sound business with viable U.S. operations that are well-positioned to advance global enterprise objectives. During the chapter 11 process, Delphi intends to continue to marshal all of its resources to deliver value and high-quality products to its customers globally and to preserve and continue the strategic growth of its non-U.S. operations.
      In addition to addressing our legacy liabilities and improving the competitiveness of our U.S. operations through negotiation with our unions and GM and by rationalizing our portfolio, we have identified other necessary elements of a comprehensive transformation plan, including reducing our selling, general and administrative costs, realigning our salaried benefit programs to size these costs with the rationalized portfolio and make them competitive with more cost-competitive companies and obtaining relief permitting us to amortize funding obligations to our defined benefit U.S. pension plans over a longer period of time than would otherwise be available once we emerge from chapter 11. We have identified cost saving opportunities with the planned portfolio and product rationalizations and we expect to reduce our global salaried workforce by as many as 8,500 employees using existing salaried separation pay programs. In addition, in order to retain our existing U.S. defined benefit pension plans for both hourly and salaried workers, we intend to freeze those plans and going forward adopt or modify existing defined contribution plans that will include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.
      There can be no assurances, however, that we will be successful in achieving our objectives. Our ability to achieve our objectives is conditioned, in most instances, on the approval of the Court, and the support of our stakeholders, including GM, our labor unions, and our creditors. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in this Annual Report.
Industry
      The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that several key trends have been reshaping the automotive parts industry over the past several years. These trends are impacting product design and focus, VM sourcing decisions and global footprint. In addition, increasing competition from foreign suppliers coupled with lower volumes of domestic VMs is driving further consolidation in the domestic supplier industry. Delphi’s challenge is to continue developing leading edge technology, focus that technology toward products with sustainable margins that enable our customers, both VMs and others, to produce distinctive market-leading products, and use the chapter 11 process to address the competitiveness of our core U.S. operations and lower our overall cost structure. As part of our transformation plan we have identified a core portfolio of products that draw on our technical strengths and where we believe we can provide differentiation to our automotive, aftermarket, consumer electronics, and adjacent markets such as commercial vehicles, medical systems, computers and peripherals, military/aerospace, telecommunications, commercial, residential, and transportation products. For more information on our core product portfolio refer to Item 1. Business—Products and Competition in this Annual Report.
      Increasing Electronic and Technological Content. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options as a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety through crash avoidance and occupant protection systems. Electronics integration, which generally refers to products that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, allows VMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance. The technology content of vehicles continues to increase as consumers demand greater safety, entertainment, productivity and convenience while driving. Advanced technologies offering mobile voice and data communication such as those used in our mobile electronics products coupled with global positioning systems and in-vehicle entertainment continue to be key products in the transportation industry.
      Increased Emphasis on Systems and Modules Sourcing. To simplify the vehicle design and assembly processes and reduce costs, VMs increasingly look to their suppliers to provide fully engineered systems and pre-assembled combinations of components rather than individual components. By offering sophisticated systems and modules rather than individual components, Tier 1 suppliers such as Delphi have assumed many of the design, engineering, research and development, and assembly functions traditionally performed by VMs. In addition, suppliers often manufacture and ship components to the general location of a VMs’ assembly line and then provide local assembly of systems and modules.
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
      Increased Emphasis on Fuel Efficiency and Lower Emissions. VMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are competing intensely to develop and market new and alternative technologies, such as hybrid vehicles, fuel cells, and diesel engines to improve fuel economy and emissions.
      Global Capabilities of Suppliers. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms, which typically are designed in one location but produced and sold in many different geographic markets around the world. Broader global markets for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations have driven suppliers to establish capabilities within the major regions, as they follow their customers.
      Volume Reductions for Domestic VMs. The domestic VMs have experienced decreasing sales volume in recent years of overall North American market growth. The resultant loss of market share has had an adverse effect on the domestic automotive suppliers. Growth of foreign VMs, accounting for increasing percentages of vehicles sold in North America, has been accompanied by relative sales growth for transplant suppliers. We are focusing our efforts on offsetting the declining position of the domestic VMs by expanding beyond the traditional customer base both within North America and globally.
      Commodity Economics. The automotive supplier industry has been experiencing inflationary cost pressures related to commodity pricing. Key areas of commodity cost pressures for the industry include steel, petroleum-based resins, copper, aluminum, and platinum group metals. We anticipate continued pressure on the industry as suppliers are not typically able to pass the increased commodity costs onto the

VMs, particularly domestic VMs who have historically competed on the basis of price, and have recently been losing market share to foreign VMs.
      Benefit Costs. Healthcare and retirement benefit costs continue to be a prominent concern for many corporations. U.S. automotive suppliers are currently working under growing pressure to bring these costs in line with global competitors that have significantly lower healthcare, pension and other postemployment benefits (“OPEB”) costs.
      Ongoing Industry Consolidation and Restructuring. The trend of consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are experiencing rapid consolidation which affects customer/supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms. Finally, the combination of decreasing volumes of domestic VMs, and increasing competition from foreign VMs and transplant suppliers, who generally have lower and more flexible cost structures, has accelerated the pace of consolidation and the need of many domestic suppliers, including Delphi, to restructure operations and refocus product design and development to enable them to compete more effectively.
Research, Development and Intellectual Property
      Delphi maintains technical engineering centers in every major region of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2005, we employed approximately 26,000 engineers, scientists and technicians around the world, including 17,000 at our technical centers and customer centers, with over one-third focused on electronic and high technology products, including software algorithm development. We introduced over 200 new products and processes in 2005. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products and during 2005 and maintained our total expenditures for research and development activities (including engineering) despite cost pressures in other aspects of our business. Total expenditures for research and development activities (including engineering) were approximately $2.2 billion, $2.1 billion, and $2.0 billion for the years ended December 31, 2005, 2004, and 2003, respectively. We seek to maintain our research and development activities in a more focused product portfolio and to allocate our capital and resources to those products with distinctive technologies and greater electronics content; however, our ability to do so will depend significantly on our ability to continue to generate sufficient cash from operations over and above that needed to support ongoing operations and the significant reorganization activity planned.
      We have generated a significant number of patents in the operation of our business. While no individual patent taken alone is considered material to our business, taken in the aggregate, these patents provide meaningful protection for Delphi’s products and technical innovations. Similarly, while our trademarks are important to identify Delphi’s position in the industry, and we have obtained certain licenses to use intellectual property owned by others, we do not believe that any of these are individually material to our business. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries. This leveraging activity is expected to further enhance the value of our intellectual property portfolio.

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
      During 2005, our product offerings were organized in the following sectors: Dynamics, Propulsion, Thermal & Interior and Electrical, Electronics & Safety, as well as the Automotive Holdings Group. To our knowledge, no other Tier 1 supplier competes across the full range of our product areas within the automotive industry and other transportation markets. Our product sector offerings and principal competitors as of December 31, 2005 are described below. Refer to Note 19, Segment Reporting to the consolidated financial statements in this Annual Report for additional financial information regarding each sector.
      Dynamics, Propulsion, Thermal & Interior. Our Dynamics, Propulsion, Thermal & Interior product sector accounted for $11.8 billion of our 2005 sales (43.8% excluding inter-sector sales). This sector offers a wide range of electronic energy and engine management systems designed to optimize engine performance and emissions control through management of vehicle air intake, fuel delivery, combustion and exhaust after-treatment. These systems include diesel fuel-injection systems for light-, medium-, and heavy-duty vehicles. We believe Delphi’s solenoid-based common-rail system offers the best system performance and cost trade-off to customers. These systems eliminate the need for high-pressure control valves (a major cost savings) and they provide precise fuel quantities and timing; consistently superior emissions and noise performance over the vehicle’s life (durability); superior actuation speed and performance; and precise fuel delivery leading to reduced fuel consumption, lower fuel return temperature, and the elimination of fuel coolers. The sector also offers all major electronic chassis control systems—steering, braking, suspension and engine, with a focus on providing superior ride and handling performance, high reliability, safety, reduced mass and improved fuel efficiency. In addition, the sector offers comfort and convenience technologies and products such as thermal management systems, integrated closure systems, and cockpits and interior systems. These systems provide environmentally responsible and energy efficient solutions that maintain passenger comfort and convenience while lowering costs and improving quality. Our principal competitors in the Dynamics, Propulsion, Thermal & Interior product sector include the following: Robert Bosch GmbH, Denso Corporation, NSK Ltd., Siemens VDO Automotive AG, Continental Teves AG, TRW Automotive Inc., Valeo SA, and Visteon Corporation.
      Our principal Dynamics, Propulsion, Thermal & Interior product lines include: gasoline and diesel engine management systems that electronically optimize engine performance with components such as Inlet Metering Valve, Rail-Valve Discharge software strategy, Individual-Injector Characterization and Accelerometer-Pilot Control; sensors and actuators which provide essential data and control for integrated vehicle systems; air/fuel management subsystems; exhaust emission systems; valve train systems; ignition products; fuel handling systems and evaporative emissions canisters; vehicle stability control systems; MagneRidetm high-performance, semi-active suspension control systems; dynamic body control systems; other suspension components; brake systems; hydraulic and electric steering systems and components including high-efficiency and high performance power steering systems; energy absorbing steering columns and driver protection modules; driveline systems; constant velocity joints and propshafts; heating, ventilation and air conditioning modules; powertrain cooling systems; climate control systems; thermal management systems; door modules; power closure systems; cockpit and interior systems; instrument panels; and modular products that unify several systems and subsystems into one simple-to-install-piece for the manufacturer. This sector is also developing solid oxide fuel cell technology and applications for the electronics cooling, stationary air conditioning, and related thermal markets.
      Electrical, Electronics & Safety. Our Electrical, Electronics & Safety product sector accounted for $13.1 billion of our 2005 sales (48.8% excluding inter-sector sales). This sector is one of the leading global providers of automotive electronics in addition to being a global leader in the production of connectors, wiring harnesses, switches and sensors for electrical/electronic systems. The sector also offers a wide range of products related to vehicle safety systems as well as the expertise to integrate them into individual vehicle designs to simplify manufacturer assembly and enhance vehicle marketability. In addition to original equipment supply, the sector is also responsible for Delphi’s aftermarket and consumer electronics businesses offering products and services to a wide variety of customers. Principal competitors for the Electrical, Electronics & Safety sector include: Autoliv Inc., Robert Bosch GmbH, Denso Inc., Siemens VDO Automotive AG, TRW Automotive, Visteon Corporation, and Yazaki Corporation.
      Our principal Electrical, Electronics & Safety product lines include: a complete range of advanced audio systems and components, including satellite reception systems for vehicles and home use and fully integrated audio systems providing a variety of playback formats and which may be tailored to the requirements of specific customers; wireless products that provide mobile connectivity, entertainment and information; powertrain and engine control modules incorporating state-of-the-art computer technology to measure and optimize vehicle performance, improve fuel economy and reduce emissions; sensors and actuators for advanced digital control systems; body and security systems; safety systems electronics including passenger detection systems with advanced electronic sensors; reception systems for vehicle entertainment, communication and information system solutions; collision warning systems; connection systems; switches and mechatronic devices; electrical/electronic distribution systems; electrical centers; and occupant protection systems. This sector’s product lines also encompass aftermarket products offered through Delphi Products & Service Solutions, including vehicle electronics, climate control products, diesel products and advanced diagnostic equipment for diesel and gas engines, undercar products and wireless handheld vehicle diagnostic systems. Consumer electronics products include products such as Delphi MyFitm, Delphi XM SKYFi2tm, and Delphi XM Roady XTtm satellite radio receivers and Roady XT Personal Audio Systemtm, and a variety of accessories for home, vehicle, and portable use; and Delphi rear-seat entertainment systems and navigation products all for the consumer market.
      Automotive Holdings Group. Our Automotive Holdings Group (“AHG”) accounted for $1.9 billion of our 2005 sales (7.1% excluding inter-sector sales). During 2005, AHG was comprised of select plant sites and non-core product lines that we will seek to sell or wind-down, for further information, refer to Item 1. Business—Chapter 11 Cases—Activity Throughout Duration of Chapter 11 Cases, Potential Divestitures, Consolidations, & Wind-downs in this Annual Report. Examples of AHG manufactured products include: suspension, brake, compressors, ignition, instrument clusters, fuel handling and spark plugs.
      Core Product Portfolio Upon Emergence. As announced on March 31, 2006, Delphi plans to focus its product portfolio on those core technologies for which we believe we have significant competitive and technological advantages. We do not expect the portfolio changes will have a significant impact on Delphi’s independent aftermarket or consumer electronics businesses. Delphi will concentrate the organization around the following core strategic product lines:

•	Controls & Security (Body Security, Mechatronics, Power Products and Displays)

•	Electrical/ Electronic Architecture (Electrical/ Electronic Distribution Systems, Connection Systems and Electrical Centers)

•	Entertainment & Communications (Audio, Navigation and Telematics)

•	Powertrain (Diesel and Gas Engine Management Systems)

•	Safety (Occupant Protection and Safety Electronics)

•	Thermal (Climate Control & Powertrain Cooling)

      Delphi intends to implement changes to our organizational structure and management reporting to support the management of these core product lines. In conjunction with these organizational and management reporting changes Delphi will re-evaluate its reportable segments as required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company expects to change its reporting segments in the third quarter of 2006, as the organizational changes will be effective July 1, 2006.
Customers
      We primarily sell our products and services to the major global VMs. GM activity includes GM and its consolidated subsidiaries. Activity with GM’s non-consolidated subsidiaries (such as GM Shanghai) and activity with other Tier 1 suppliers who sell directly to GM is classified as other customer activity and not as GM activity. As a percentage of sales, our non-GM sales were 52% in 2005. Our business with customers other than GM has increased since the Separation from GM in 1999. While we expect our non-GM business to continue to increase, we anticipate that GM will remain our largest customer for a significant period of time due to forward commitments to supply relationships, impediments to moving substantial business and our historic relationship with GM. Our sales to GM continue to decline, principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to GM. Delphi is currently facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production. We currently supply parts to each regional sector of GM’s Automotive Operations, including its automotive operations in the U.S., Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service and Parts Operations (“GM-SPO”) and to other distributors and retailers (“Independent Aftermarket and Consumer Electronics”). While we intend to continue to focus on retaining and winning GM’s business, we cannot provide assurance that we will succeed in doing so. Additionally, our revenues may be affected by increases or decreases in GM’s business or market share and that impact will likely vary by region.
      The following table shows this breakdown of our total net sales for each of the last three years.

	Total Net Sales
	Year Ended December 31,

	2005		2004		2003

Customer	$	%	$	%	$	%

	(dollars in millions)
GM-North America	$10,643	39.5%	$12,706	44.4%	$14,360	51.2%
GM-International	1,464	5.4%	1,788	6.3%	1,705	6.1%
GM-SPO	753	2.8%	923	3.2%	964	3.4%

Total GM	12,860	47.7%	15,417	53.9%	17,029	60.7%
Other customers	14,087	52.3%	13,205	46.1%	11,048	39.3%

Total net sales	$26,947	100.0%	$28,622	100.0%	$28,077	100.0%

      Included in sales to other customers in the foregoing table are sales to all customers other than GM and its consolidated subsidiaries, including sales to other major global VMs and sales to other Tier 1 suppliers who ultimately sell to GM. Sales to four of these other major global VMs exceeded $850 million in 2005 including Ford Motor Company, DaimlerChrysler Corporation, Renault/ Nissan Motor Company, Ltd, and Volkswagen Group. Also included in sales to other customers are sales to independent aftermarket customers (“Independent Aftermarket”), consumer electronics customers (“Consumer Electronics”), manufacturers of medium-duty and heavy-duty trucks and off-road equipment (“Commercial Vehicles”), and other new customers beyond our traditional automotive customer base (“New Markets”). We are continuing our efforts to diversify our business by supplying certain products, including audio systems, fiber optic links, electronics cooling systems, connection systems, flex-circuits, wiring, instrumentation, pressure sensors, safety systems, and engine management systems and components to these non-VM customers. These products are used in the commercial vehicle, construction, aftermarket, recreational vehicle (e.g., boats), motorcycle, aerospace, defense, medical, appliance, consumer electronics, and computer industries. We have approximately 12,000 customers globally including Consumer Electronics customers such as Wal-Mart, Best Buy, and Circuit City and Independent Aftermarket customers such as NAPA, Carquest, Group Auto Union and many others. In addition, our Commercial Vehicle and New Markets customers include Caterpillar, Deere and Company, Freightliner, Volvo Truck, Hyundai, Tata Motors, Paccar, International Truck, Harley-Davidson, Lockheed Martin, General Electric, Siemens Medical, and Raytheon. We expect these sales to continue to grow in future years as we commercialize existing technology and continue our focus on diversifying our customer base, although we can provide no assurance that this will occur. In 2005, sales to our Independent Aftermarket, including Consumer Electronics that are sold through retail channels, Commercial Vehicle and New Markets customers were $2,605 million as compared to $2,264 million for 2004. Additional information regarding net sales by customer and geographic area and net property by geographic area is included in Note 19, Segment Reporting to the consolidated financial statements.
Variability in Delphi’s Business
      A significant portion of our business is generally related to automotive sales, which vary directly with the production schedules of our VM customers. The market for vehicles is cyclical and dependent on general economic conditions, consumer spending and buying preferences. The rate at which our customers build vehicles depends on their market performance as well as company specific inventory and incentive strategies. Any significant reduction or increase in automotive production by our customers may have a material effect on our business.
      We have substantial operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal, as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Accordingly, our results may reflect this seasonality.
Raw Materials
      We purchase various raw materials for use in manufacturing our products. The principal raw materials we purchase include aluminum, copper, lead, platinum group metals, resins, and steel. All of these raw materials, except the platinum group metals, are available from numerous sources. Currently, most of the platinum group metals we use for catalytic converters produced for GM are procured directly from GM. Delphi purchases its remaining platinum group metal requirements directly from Delphi suppliers, which primarily obtain or produce platinum group metals from locations in South Africa, North America and Russia. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
      During 2005, we were challenged by commodity cost increases, most notably steel, petroleum-based resin products and copper. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2005. Steel supply has continued to be constrained and commodity cost pressures continued to intensify as our supply contracts expired during 2005. We expect commodity cost pressures will continue during 2006. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our operations in future periods may be adversely impacted. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms that allow us to recover the actual commodity costs we are incurring.
Environmental Compliance
      We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not be material.
      Delphi is also subject to complex laws governing the protection of the environment and requiring investigation and cleanup of environmental contamination. Delphi is in various stages of investigation and cleanup at its manufacturing sites where contamination has been discovered. Additionally, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, we believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have included an estimate of our share of the potential costs of such a remedy plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds.
      When it has been possible to provide reasonable estimates of Delphi’s liability with respect to environmental sites, provisions have been made in accordance with U.S. GAAP. As of December 31, 2005, our reserve for such environmental investigation and cleanup was approximately $51 million, including approximately $3 million included in liabilities subject to compromise, which reflects in part the retention by GM of the environmental liability for certain inactive sites as part of the Separation. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves. Moreover, facility sales and/or closures relating to the restructuring process could trigger additional and perhaps material environmental remediation costs, as previously unknown conditions may be identified.
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
      In connection with the Separation we also agreed to keep GM informed of any proposal to close a plant, eliminate a product line or divest of a division, and in good faith reasonably consider GM’s concerns. GM in turn agreed that it would not unreasonably withhold its consent to assignment of existing contracts with GM relating to the business being sold to a qualified buyer.
      As discussed above, as part of its transformation plan, Delphi identified non-core product lines that do not fit into Delphi’s future strategic framework, which we are seeking to sell or wind-down. Any sale or wind-down process, however, is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. Generally we are seeking GM’s support with respect to any sale of product lines which could impact their business, including seeking their consent to assign GM contracts. Our ability to obtain or require that GM’s consent to an assignment of its existing agreements to a prospective buyer of a product line will also be impacted by the extent to which we exercise our rights to reject, or assign and assume, contracts under the Bankruptcy Code. For more information regarding these matters, refer to Item 1. Business—Chapter 11 Cases, Contract Rejection and Assumption Process in this Annual Report.
      VM Supply Agreements. GM continues to be our largest customer and, to compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.
      Our business with GM and with other VMs is governed by supply contracts. Consistent with GM’s contracts with other suppliers, on a case by case basis, GM may terminate a supply contract with Delphi and “re-source” the business to another supplier for a variety of factors, such as our non-competitiveness (including, in many cases, price as well as quality, service, design, and technology), cause, expiration and, termination for convenience. However, except with respect to annual purchase orders where GM reserves a right to terminate for convenience, before GM exercises its re-sourcing rights due to non-competitiveness for a particular product, GM is required to notify us of any such non-competitiveness and provide us with a reasonable period of time during which to correct any such non-competitiveness before GM may re-source the business. Termination for convenience means GM can terminate the contract at any time for any reason. The majority of our supply contracts with GM having termination for convenience provisions are annual purchase orders or long-term contracts. With respect to long-term contracts entered into prior to October 1, 2003, GM had agreed that it would not “re-source” at any time during the contract period if our goods become non-competitive with respect to price, technology, design or quality and we do not agree to be become competitive. With respect to long-term contracts signed after October 1, 2003, GM has eliminated its right to terminate the contract for convenience except in the case of cancellation or substantial modification of the related vehicle program, however GM may “re-source” for non-competitive pricing at any time during the contract period, subject to the requirement of notice and reasonable opportunity for us to become competitive. In addition, our supply contracts with GM generally give GM the right to terminate in the event of a change in control of Delphi. Unilateral termination by GM of a majority of its supply contracts with us would have a material adverse effect on our business.
      Our supply contracts also cover service parts we provide to GM for sale to GM-authorized dealers worldwide. Generally, similar to supply contracts with other VMs, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM in a range of three to five years after such service parts go “past model.” The term “past model” refers to parts for vehicles that are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties.
      On March 31, 2006, Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM, for further information, refer to Item 1. Business—Chapter 11 Cases, Contract Rejection and Assumption Process in this Annual Report. Although to date the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions, there can be no assurances that GM will not take such actions now or in the future. The initial contract rejection motion is not scheduled to be heard by the Court until at least August 15, 2006.
      Aftermarket Sales. Through December 31, 2003, aftermarket sales in the U.S. were covered by a Memorandum of Understanding between GM-SPO and Delphi entered into in 2000 that, among other things, required GM-SPO to buy aftermarket product from us if we met the market price for the particular product, which was determined by reference to pricing in effect during calendar year 2000 and mutually agreed upon market based adjustments. Alternatively, if we chose not to meet the market price for a particular aftermarket product, GM-SPO could re-source and Delphi would cease supplying such product to GM-SPO for the aftermarket in the U.S. or GM-SPO could purchase the products from Delphi at the higher price. Since the Aftermarket Supply Agreement expired on December 31, 2003, for the past two years, we have been negotiating with GM-SPO standard GM purchase order terms for those aftermarket products that GM wants to continue to source from Delphi. The expiration of this agreement has not had a material adverse impact on our aftermarket sales to GM-SPO.
      Employee Matters. As part of the Separation, we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with our Separation from GM, GM granted the UAW, IUE-CWA, and United Steel Workers (“USWA”) represented employees’ guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called to perform under the GM-UAW guarantee. Our indemnification obligations remain in effect until October 18, 2007. If our negotiations with our unions, including the UAW, and GM, do not result in a negotiated comprehensive restructuring plan which addresses our benefit obligations to our U.S. hourly employees or if we prevail in our motions currently before the Court and then use the Court-authority requested to reject the collective bargaining agreements and modify or eliminate retiree medical and life insurance benefits for union retirees, GM’s guarantee may be called upon. If in turn, GM requests indemnification, our obligation to indemnify GM will become a prepetition claim which will be subject to compromise in the chapter 11 cases. For further information refer to Item 1. Business—Legacy Liabilities; Key Stakeholders in this Annual Report.
      Flowback Rights. Certain of our hourly UAW—represented employees in the U.S. are provided with opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. have similar opportunities to transfer to Delphi to the extent job openings become available at our company. If such a transfer occurs, in general, both our company and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company, to which the employee transfers, however, will be responsible for OPEB obligations. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations (also calculated on a pro-rata basis) associated with employees who transfer between our company and GM.
Employees—Union Representation
      As of December 31, 2005, we employed approximately 184,200 people, of whom approximately 37,200 were salaried employees and approximately 147,000 were hourly employees. On a comparable basis, as of December 31, 2004, we employed approximately 185,200 people, of whom approximately 37,300 were salaried employees and approximately 147,900 were hourly employees. Our unionized employees are represented worldwide by approximately 50 unions, including the UAW, the IUE-CWA, the USWA, and Confederacion De Trabajadores Mexicanos (“CTM”). As of December 31, 2005, approximately 22,900 hourly employees were represented by the UAW, approximately 7,900 by the IUE-CWA and approximately 900 by the USWA.

      The Delphi-UAW National Labor Agreement and the Delphi-IUE-CWA National Labor Agreement expired in September 2003 and November 2003, respectively. We entered into a new contract covering a four-year term through 2007 with each union. We assumed the terms of existing collective bargaining agreements for our U.S. employees represented by other unions, including those represented by the USWA, in connection with the Separation. The Delphi-USWA National Labor Agreement expires in September 2007. Under the terms of certain of our collective bargaining agreements, Delphi is obligated to maintain specified employment levels at certain sites. These obligations are subject to modification by joint agreement of Delphi and the union representing that site. As of December 31, 2005, actual employment levels at certain sites were below the specified employment levels.
      As part of our chapter 11 cases, we are seeking modifications to our existing collective bargaining agreements. For further information refer to Item 1. Business—Legacy Liabilities; Key Stakeholders in this Annual Report.

ITEM 1A.	RISK FACTORS
      Set forth below (not necessarily in order of importance or probability of occurrence) are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements in this Annual Report.
Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code

If We Are Unable To Successfully Reorganize Our Capital Structure And Operations And Implement Our Transformation Plan Through the Chapter 11 Process, The Debtors May Be Required To Liquidate Our Assets.
      Commencing October 8, 2005, and October 14, 2005, the Company and certain of our U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 Filings include, but are not limited to, the following:

•	The chapter 11 cases may adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We may have difficulty continuing to obtain and maintain contracts, including critical supply agreements, necessary to continue our operations and at affordable rates with competitive terms.

•	We may have difficulty maintaining existing customer relationships and winning awards for new business.

•	We may not be able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from chapter 11.

•	Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	The Debtors may not be able to obtain Court approval or such approval may be delayed with respect to motions made in the reorganization cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	The Debtors may be unable to maintain satisfactory labor relations as they seek to negotiate changes to their existing collective bargaining agreements and modify certain retiree benefits.

•	Representatives of certain of the unions representing the Debtors’ U.S. hourly employees, including the UAW and IUE-CWA, have indicated that they received membership authorization and may call for a strike by their employee members in the event the Debtor’s labor agreements are rejected pursuant to the Debtors’ pending motion before the Court under sections 1113 and 1114 of the Bankruptcy Code.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. We are currently financing our operations during our reorganization cases using funds from operations and borrowings under our DIP financing, prepetition secured debt, and overseas factoring and securitization. We may be unable to operate pursuant to the terms of our DIP financing arrangements, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the chapter 11 cases. For more information regarding the terms of our DIP facility and other uses and sources of financing, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Annual Report.

•	There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases that are acceptable to the Court and the Company’s creditors, equity holders and other parties in interest. Additionally, third parties may seek and obtain Court approval to terminate or shorten the exclusivity period for Delphi to propose and confirm one or more plans of reorganization, to appoint a chapter 11 trustee, or to convert the cases to chapter 7 cases.

•	Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization.

      In addition, the uncertainty regarding the eventual outcome of our restructuring, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success and Court approval of a reorganization plan, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.
      Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and post-petition liabilities must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of Delphi’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by Delphi’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Delphi considers the value of its common stock to be highly speculative and strongly cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.
Business Environment and Economic Conditions

The Cyclical Nature Of Automotive Sales And Production Can Adversely Affect Our Business.
      Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels, consumer confidence and fuel costs. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive sales and production by our customers can have a material adverse effect on our business, results of operations and financial condition.
      Our sales are also affected by inventory levels and VMs production levels. We cannot predict when VMs will decide to either build or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may result in variability in our sales and financial condition. Uncertainty regarding inventory levels may be exacerbated by favorable consumer financing programs initiated by VMs which may accelerate sales that otherwise would occur in future periods. We also have historically experienced sales declines during the VMs scheduled shut-downs or shut-downs resulting from unforeseen events. Continued uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.

Drop In The Market Share And Changes In Product Mix Offered By Our Customers Can Impact Our Revenues.
      The mix of vehicle offerings by our VM customers also impacts our sales. A decrease in consumer demand for specific types of vehicles where Delphi has traditionally provided significant content could have a significant effect on our business and financial condition. Our sales of products in adjacent markets to our customers also depend on the success of these customers retaining their market share. In addition, we may not be able to adapt our product offerings to meet changing consumer preferences and our customers’ supply requirements on a timely, cost effective basis. The ability to respond to competitive pressures and react quickly to other major changes in the marketplace including in the case of automotive sales, increased gasoline prices or consumer desire for and availability of vehicles using alternative fuels is also a risk to our future financial performance.

We Depend On General Motors Corporation As A Customer, And We May Not Be Successful At Attracting New Customers.
      GM is our largest customer and accounted for 48% of our total net sales in 2005. In addition, GM accounts for an even greater percentage of our net sales in North America where we have limited ability to adjust our cost structure to changing economic and industry conditions and where we are faced with high wage and benefit costs. Additionally, our revenues may be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM is unable or unwilling to engage in a business relationship with us on a basis that involves improved terms for Delphi (as compared to those currently in place), we believe that the Company’s sales, cost structure and profitability will be adversely affected. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. To the extent that we do not maintain our existing level of business with GM, we will need to attract new customers or our results of operations and financial condition will be adversely affected. There can be no assurance that we will be successful in expanding our existing customer base.

Contract Terms—Continued Pricing Pressures, VM Cost Reduction Initiatives And Ability Of VMs To Resource Or Cancel Vehicle Programs May Result In Lower Than Anticipated Margins, Or Losses, Which May Have A Significant Negative Impact On Our Business.
      Cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. Our customer supply agreements generally require step downs in component pricing over the period of production. VMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive VMs, and, as such, Tier 1 suppliers are subject to substantial continuing pressure from VMs to reduce the price of their products. We believe these pricing pressures may further intensify, particularly in North America, as domestic VMs pursue restructuring and cost cutting initiatives to better compete with their foreign competitors. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.
      Furthermore, in most instances our VM customers are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers provide for supplying the customers for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to seven years), typically are non-exclusive or permit the VM to resource if we do not remain competitive and achieve and pass through cost savings in the form of lower prices over the life of the contract, and do not require the purchase by the customer of any minimum number of parts from us. Pricing and capital investment decisions are made by us at the time the contract is entered into based on projected volumes. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to resource and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us.

Competition—We Operate In The Highly Competitive Automotive Supply Industry.
      The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Many of our competitors operate with lower overall and/or more flexible cost structures than we do. In particular, we face restrictions in our ability to adjust our cost structure to reduced VM production volumes or demand for our products. This in turn may limit our ability to redeploy resources toward research and development of new technology or to quickly respond to changing market demand or consumer preferences. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the markets in which we compete may attract new entrants, particularly in low cost countries. As a result, our sales levels and margins could be adversely affected by pricing pressures caused by such new entrants. These factors led to selective resourcing of future business to foreign competitors in the past and may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products.

Certain Disruptions In Supply Of And Changes In the Competitive Environment For Raw Materials Integral To Our Products May Adversely Affect Our Profitability.
      We use a broad range of materials and supplies, including metals, castings, chemicals and electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect our profitability. Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold also may adversely affect our profitability. In addition, our profitability may be adversely affected by changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (e.g., North America, Europe, Latin America and Asia-Pacific).
      In recent periods there have been significant increases in the global prices of steel, resins, and copper, which have had and may continue to have an unfavorable impact on our business. We anticipate that these increases will continue to adversely affect our business throughout fiscal 2006. Any continued fluctuations in the price or availability of steel, resins or copper may have a material adverse effect on our business, results of operations or financial condition. To address increased costs associated with these market forces, a number of our suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. We have implemented a steel raw material resale program with several suppliers whereby we leverage Delphi’s purchase volume. We have resourced 10-15% of our direct steel purchases to reduce the impact of these surcharges, but still at prices higher than the original contract. As the resin raw material market related cost pressure continues, we expect to see increasing costs in our resin as well as our plastic component supplier value streams. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and marketing pressures have limited our ability to do that particularly with domestic VMs and may prevent us from doing so in the future. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

We May Not Be Able To Respond Quickly Enough To Changes In Technology And Technological Risks, And To Develop Our Intellectual Property Into Commercially Viable Products.
      Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.
      In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand in a timely manner. We cannot provide assurance, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

We May Not Succeed In Our Attempts To Improve Our Cost Structure
      We may have difficulty in generating cost savings and operational improvements in the future and in adapting our cost structure, particularly at our legacy sites, adequately to adjust for significant changes in vehicle production rates, and to offset price reductions and increases in raw material or labor costs. Our labor costs may include increased funding requirements for pensions or healthcare costs (some of which have been deferred during the chapter 11 cases). Certain commodity prices, particularly steel, resins and copper, have markedly increased. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

Asset Impairment And Other Restructuring Charges—We May Suffer Future Asset Impairment And Other Restructuring Charges, Including Write Downs of Goodwill Or Intangible Assets.
      From time to time in the past, we have recorded asset impairment losses and closure, severance and restructuring losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. During 2005, we recorded total asset impairment losses of $629 million. In light of the shifting nature of the competitive environment in which we operate, it is possible that we will incur similar losses and charges in the future, and those losses and charges may be significant. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations in this Annual Report.

We May Be Unable To Generate Sufficient Excess Cash Flow To Meet Increased U.S. Pension And OPEB Funding Obligations Upon Emergence.
      Our ability to generate sufficient cash may be impacted because of market volatility that adversely affects our asset return expectations, the declining interest rate environment and for other reasons. Delphi’s U.S. hourly pension and OPEB exposed Delphi to approximately $10.7 billion in unfunded liabilities at

December 31, 2005, of which approximately $2.3 billion was attributable to unfunded pension obligations and $8.4 billion was attributable to OPEB obligations. Prior to the Chapter 11 Filings, Delphi projected that cash outflows for hourly pension contributions and OPEB payments through 2007 would approximate $1.9 billion. Through the chapter 11 process, Delphi is permitted to defer a significant portion of these contributions until it emerges from chapter 11. Thus, the projected future cash outflows for hourly pension contributions and OPEB payments through 2007 may be significantly less than $1.9 billion. However, Delphi will be required to make up any deferred pension contributions at the time of emergence from chapter 11. Furthermore, if the pension and OPEB obligations are not addressed as part of the chapter 11 process, the accompanying cash needs beyond 2007 could continue to strain the Company in the future.

Employee Strikes and Labor Related Disruptions May Adversely Affect our Operations.
      Our business is labor intensive and utilizes a large number of unionized employees. Approximately 96% of our U.S. hourly workforce is unionized. A strike or other form of significant work disruption by the unions would likely have an adverse effect on our ability to operate our business. We filed a motion for authority to reject collective bargaining agreements and to modify certain retiree benefits. We have received objections from each of the six unions subject to such motion, two objections from non-union parties and a response from GM. If the Court grants the motion, the contracts would be terminated, including the unions’ agreement that there will be no strikes over contract negotiations during the term of the agreements. This means that the unions could authorize strikes simultaneously with entry of the Court’s order. Representatives of certain unions opposing the motion, including our two largest principal unions, the UAW and the IUE-CWA, have received membership authorization indicating that they may call a strike by their employee members in the event the labor agreements are rejected as a result of the motion. While we are intent upon reaching consensual labor modifications prior to a ruling on our motion, it is possible that no consensual resolution will be reached.

Our Exposure To Foreign Currency Fluctuations May Affect Our Financial Results
      We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Historically we have reduced our exposure through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We also face an inherent business risk of exposure to commodity prices risks, and have historically offset our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. Post-petition, we continue to manage our exposures to changes in currency rates and commodity prices using these derivative instruments. However, due to the substantial uncertainty perceived by institutions and dealers who normally act as counterparties to such instruments as to whether or not Delphi would seek protection under chapter 11 of the Bankruptcy Code, during a substantial portion of the third quarter and fourth quarter of 2005 we were not able to enter into hedging instruments. As a result we anticipate that in 2006 our exposure to changes, both favorable and unfavorable, in currency rates and the price of non-ferrous metals and certain other commodities will be increased. We cannot provide assurance that fluctuations in currency exposures and commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
Legal and Accounting Matters

We May Incur Material Losses And Costs As A Result Of Product Liability And Warranty Claims And Intellectual Property Infringement Actions That May Be Brought Against Us.
      We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results, or is alleged to result, in bodily injury and/or property damage. In addition, as we actively pursue additional technological innovation in both automotive and non-automotive industries and enhance the value of our intellectual property portfolio, we incur ongoing costs to secure, enforce and defend our intellectual property and face an inherent risk of exposure to the claims of other suppliers and parties that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective; we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. VMs are also increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the VM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Incurrence Of Significant Legal And Accounting Costs May Adversely Affect Our Profitability.
      Costs relating to the following matters may be significant: legal and administrative proceedings such as the ongoing SEC and Department of Justice investigation and any related private securities litigation as well as environmental, commercial, product liability and intellectual property related matters, including adverse judgments against Delphi if we fail to prevail in reversing such judgments, or adoption of new or updated accounting policies and practices.

Federal Investigations May Lead To Significant Liabilities.
      As previously disclosed, Delphi is the subject of an ongoing investigation by the SEC and the Department of Justice involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the government’s investigations. The Company entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006 and subsequently agreed to extend the suspension until August 31, 2006. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows. We cannot assure that the SEC will not impose fines or take other corrective actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the SEC’s investigation or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business. The government’s investigations were not suspended as a result of Delphi’s filing for chapter 11.

Environmental Factors Relating To Restructuring Activities.
      It is expected that Delphi’s restructuring activities will include the sale and/or closure of numerous facilities around the world. In the course of this process, environmental investigations will be performed which are likely to identify previously unknown environmental conditions, triggering additional and possibly material environmental remediation costs.

Debt

We Have Substantial Levels Of Debt And Debt Service That Will Divert A Significant Amount Of Cash From Our Business Operations.
      We have substantial levels of debt, including debt under our DIP credit facility and other debt instruments. We have a $250 million in term loans and $7 million of letters of credit outstanding under our DIP credit facility as of December 31, 2005. Additionally, we have approximately $2.5 billion in secured indebtedness outstanding under our prepetition credit facilities. As of December 31, 2005, we had $2.1 billion of debt and $403 million of trust preferred securities, all of which are subject to compromise, $650 million of other debt and $2.2 billion of cash and cash equivalents. The credit facility agreements impose limits on our ability to incur additional debt including our ability to draw down remaining amounts under the $1.75 billion revolver in our DIP credit facility. In accordance with the limits set forth in those agreements, we may incur additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

•	requiring a substantial portion of our cash flow from operations to be dedicated to debt service and therefore not available to us for our operations, capital expenditures and future business opportunities;

•	increasing our vulnerability to a downturn in general economic conditions or in our business;

•	limiting our ability to adjust to changing market conditions, placing us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limiting our ability to obtain additional financing or access other debt in the future for capital expenditures, working capital or general corporate purposes.

Restrictions And Covenants In the DIP Credit Facility Limit Our Ability To Take Certain Actions And Require Us to Satisfy Certain Financial Tests.
      The agreements governing the DIP credit facility contain a number of significant covenants that, among other things, will restrict our ability, and the ability of our subsidiaries, to take certain actions. The DIP credit facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and repurchase stock. Additionally, the DIP credit facility includes negative covenants that prohibit the payment of dividends by the Company. Generally, so long as the Facility Availability Amount (as defined in the DIP credit facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors).
      The covenants in the DIP credit facility generally require Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), as defined, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the DIP credit facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the DIP credit facility. The DIP credit facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP credit facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.
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
      Failure to comply with these covenants would result in an event of default under the DIP credit facility, which would permit the lender to cause the amounts outstanding to become immediately due and payable. In addition, failure to comply could result in termination of the commitments under our revolving credit facility, which would result in Delphi being prohibited from borrowing additional amounts under such facility.
Internal Controls

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act of 2002 Could Have A Material Effect On Our Business.
      As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31 of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment as of December 31, 2005 identified a number of material weaknesses in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. For additional information refer to Item 9A. Controls and Procedures in this Annual Report.
      Because of the material weaknesses referenced in the preceding paragraph, management has concluded that, as of December 31, 2005, our internal controls over financial reporting were not effective based on those criteria. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weaknesses in our internal controls over financial reporting and continue to attract additional qualified accountants, and auditing and compliance professionals to assist in completing such plans and maintaining compliance programs.
ITEM 1B. UNRESOLVED STAFF COMMENTS
      We have no unresolved SEC staff comments to report.
ITEM 2. PROPERTIES
      Delphi’s world headquarters is in Troy, Michigan. Delphi also maintains regional headquarters in Tokyo, Japan; Paris, France; and Sao Paulo, Brazil. Excluding our joint ventures and other investments, as of December 31, 2005 we maintained 303 sites in 34 countries throughout the world, including manufacturing facilities, technical centers, customer centers and sales offices. As of December 31, 2005, we owned our world headquarters. Of the remaining 302 sites, 33 were owned and 55 were leased in the U.S. and Canada, 35 were owned and 16 were leased in Mexico, 38 were owned and 67 were leased in Europe/ Middle East/ Africa; 11 were owned and 6 were leased in South America; and 9 were owned and 32 were leased in Asia/ Pacific. Debtors have the right, subject to Court approval and certain other conditions, to assume or reject their executory contracts, including unexpired leases. The Debtors are currently in the process of evaluating all owned and leased real estate, and as of May 31, 2006, the Debtors have rejected a total of three real property leases and one sublease. For more detailed discussion on the status of the reorganization cases and the potential impact of such cases on Delphi and certain of its subsidiaries rights to occupy and use real property, refer to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary in this Annual Report.
      We continuously evaluate our global footprint to enhance support provided to our customers around the world while at the same time controlling associated operating costs. We continue to seek to efficiently locate our global manufacturing, engineering and sales footprint to serve the needs of our VM customers and to reduce instances of over capacity in some of our manufacturing facilities.
ITEM 3. LEGAL PROCEEDINGS
Bankruptcy Proceedings
      Refer to Item 1. Business section in this Annual Report for further information regarding the chapter 11 cases.
Regulatory Actions and Other Matters
      As previously disclosed, Delphi is the subject of an ongoing investigation by the SEC and the Department of Justice involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the government’s investigations. The Company entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006 and subsequently agreed to extend the suspension until August 31, 2006. The government’s investigations were not suspended as a result of Delphi’s filing for chapter 11. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.
      The Company also believes that the Enforcement Division of the SEC has taken a more proactive role, what the SEC refers to as a “risk based” approach, by seeking information from issuers in an effort to assess issuers’ accounting or disclosure practices before identifying specific wrong-doing. Delphi believes that the previously disclosed inquiry it received during the fourth quarter of 2004 regarding accounting practices related to defined benefit pension plans and other postemployment benefit plans is an example of this practice. Delphi continues to cooperate fully with the SEC’s informal inquiry in this matter.
      Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business—Environmental Compliance in this Annual Report.
Shareholder Lawsuits
      The Company, along with Delphi Trust I, Delphi Trust II, current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements.
      On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).
      The lawsuits transferred fall into three categories. One group of putative class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the

Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a putative class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s bankruptcy filing, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action.
      A second group of putative class action lawsuits variously alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a putative class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants.
      The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). In October 2005, following the filing by the Company of its petition for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, three of the four shareholder derivative actions were closed administratively without prejudice. (Two of the three lawsuits that were closed were pending in the Circuit Court of Oakland County, Michigan, and the other was pending in the United States District Court for the Eastern District of Michigan.) The plaintiff in the remaining shareholder derivative action has agreed to adjourn defendants’ time to respond without date. The two federal derivative actions were transferred to the Multidistrict Litigation.
      In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers. The Shareholder Derivative Actions and the shareholder demand are premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand. That committee of the Board of Directors is still investigating the matter.
      Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. While Delphi maintains directors and officers insurance subject to a $10 million deductible, and has recorded a reserve in the amount of the deductible, the Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material.

      Under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization.
Ordinary Business Litigation
      In addition to the matters referred to below, Delphi is involved in routine litigation incidental to the conduct of its business. Although the Company does not believe this routine litigation to which it is currently a party will have a material adverse effect on its business or financial condition, the Company faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results or is alleged to result in personal injury or death, and it cannot provide assurance that Delphi will not experience any material product liability losses in the future. In addition, as the Company successfully diversifies its customer base and adapts its automotive technology to new markets, it may face an increased risk of product liability suits.
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
      From time to time, in the ordinary course of business, Delphi receives notices from customers that products may not function properly. The terms and conditions of the applicable contract generally govern Delphi’s warranty responsibility for its products, which vary from contract to contract. Most of the Company’s contracts require that it make certain warranties to its customers regarding, among other things, conformity to specifications and freedom from defect. VMs generally offer warranties to new vehicle purchasers, which cover the repair and replacement of defective parts on their vehicles for a specified period of time. Historically, VMs have borne the cost associated with such warranty programs, including costs related to the repair and replacement of parts supplied to the VM by the supplier. For the past several years, VMs, including GM, have been requiring their outside suppliers to bear a greater portion of these costs and have been increasingly vigorous in pursuing warranty claims. Depending on the terms under which Delphi supplies products to a VM, a VM might seek to hold Delphi responsible for some or the entire repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. On May 3, 2006, GM notified us and our unsecured creditors committee that it was seeking to exercise set-off rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi believes that GM’s claims are without merit and therefore disputes GM’s right to set-off amounts against future payments. If the parties cannot resolve the dispute, it will be submitted to mediation and, if not resolved, to binding arbitration, in accordance with the Court’s final order approving the Company’s DIP credit facility. For more information on product warranty accruals and usage refer to Note 11, Accrued Liabilities of the consolidated financial statements in this Annual Report.
      Although the Company cannot ensure that the future costs of warranty claims by GM or other customers will not be material, it believes its established reserves are adequate to cover potential warranty settlements. Delphi’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. Delphi regularly evaluates the appropriateness of these reserves, and makes adjustments when appropriate. However, the final amounts determined to be due related to warranty matters could differ materially from its recorded estimates.
      As Delphi actively pursues additional technological innovation in both automotive and non-automotive industries and enhances the value of its intellectual property portfolio, Delphi incurs ongoing costs to secure, enforce and defend the Company’s intellectual property and faces an inherent risk of exposure to the claims of other suppliers and parties that it has allegedly violated their intellectual property rights. Delphi cannot ensure that it will not experience any material intellectual property claim losses in the future or that it will not incur significant costs to defend such claims. As previously disclosed, on September 7, 2004, we received the arbitrator’s binding decision resolving a dispute between Delphi and Litex over alleged infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, we received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the United States Federal Court for the District of Massachusetts seeking declaratory relief to enforce the parties’ settlement agreement in the original case, prohibiting Litex from bringing such claims. On April 18, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. On October 17, 2005, the court entered judgment in Delphi’s favor and dismissed all of Litex’s claims with prejudice. Litex had until December 16, 2005 to file a notice of appeal, but has taken the position that the automatic stay in place in Delphi’s chapter 11 cases prevented Litex from doing so. It is Delphi’s position that Litex has waived its right to appeal.
      Additionally, for the past several years Delphi has been involved in patent licensing negotiations with Denso Corporation (“Denso”) relating to engine control technology. This matter, including the lawsuit that had been filed by Denso, has now been resolved through entry of a patent cross license agreement. Patent license negotiations are ongoing with Denso in connection with variable valve timing technology and it is expected that these negotiations will be concluded on commercially reasonable terms and in accordance with ordinary industry practices.
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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers
      The name, age, position and a description of the business experience of each of the executive officers of Delphi as of January 1, 2006 are listed below. There was no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

Robert S. Miller	64	Chairman of the Board & Chief Executive Officer
Rodney O’Neal	52	Director, President & Chief Operating Officer
David B. Wohleen	55	Vice Chairman
Robert J. Dellinger	45	Executive Vice President & Chief Financial Officer
Mark R. Weber	57	Executive Vice President, Operations, Human Resource Management & Corporate Affairs
John D. Sheehan	45	Vice President and Chief Restructuring Officer, Chief Accounting Officer and Controller
David M. Sherbin	46	Vice President & General Counsel
      Mr. Miller was named chairman and chief executive officer of Delphi Corporation effective July 1, 2005. Prior to joining Delphi, Mr. Miller served as a director of Federal-Mogul Corporation, a global automotive component supplier, since 1993, including as a non-executive chairman from January 11, 2001 to October 1, 2001, and from January 2004 until June 2005, and three times in a transitional role as chief executive officer of Federal-Mogul; in 1996, again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation, a steel manufacturing company. He currently serves on the board of directors of United Airlines and Symantec Corporation.
      Mr. O’Neal was named president and chief operating officer of Delphi Corporation effective January 7, 2005. Prior to that position, Mr. O’Neal served as president of the Dynamics, Propulsion and Thermal sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Dynamics, Propulsion, Thermal & Interior sector. He assumed additional responsibility for Europe and South America in January 2004. He had been executive vice president of Delphi and president of the former Safety, Thermal and Electrical Architecture sector since January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. Mr. O’Neal is a member of the board of directors of Goodyear Tire & Rubber Company. He is a member of the Executive Leadership Council.
      Mr. Wohleen was named vice chairman of Delphi Corporation effective January 7, 2005. Prior to that position, Mr. Wohleen served as president of the Electrical, Electronics, Safety & Interior sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Electrical, Electronics & Safety sector. He assumed additional responsibility for Asia-Pacific in January 2004. He had been a Delphi executive vice president and president of the former Delphi Electronic and Mobile Communication sector since January 2000. Previously, he was vice president and president of Delphi Delco Electronics Systems since November 1998 and general manager of Delphi Delco Electronics Systems since August 1998. He was the executive champion for Delphi’s GM Customer Team. He is also a member of the Board of Directors for the National Association of Manufacturers and serves on the Board of Trustees for Lawrence Technological University in Southfield, MI. As previously announced, effective June 1, 2006, Mr. Wohleen retired from Delphi and his responsibilities were transitioned to Delphi’s other officers.
      Mr. Dellinger was named executive vice president and chief financial officer of Delphi Corporation effective October 8, 2005. From June 2002 to September 2005, Mr. Dellinger served as executive vice president and chief financial officer of Sprint Corporation, where he also was executive vice president of finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as president and chief executive officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as president and chief executive officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance business in Europe and Asia. From 1997 to 2000, he served as executive vice president and chief financial officer of General Electric’s Employers Reinsurance Corporation. Other positions Mr. Dellinger held at General Electric include manager of finance for GE Motors and Industrial Systems and director of finance and business development for GE Plastics Pacific based in Singapore. Mr. Dellinger is a member of the board of directors of SIRVA, INC.
      Mr. Weber was named executive vice president, Operations, Human Resource Management and Corporate Affairs for Delphi effective January 1, 2000. He had been vice president of Human Resource Management for Delphi since November 1998 and executive director of Human Resource Management for Delphi since January 1995. He is the executive champion for Delphi’s Harley-Davidson Customer Team.
      Mr. Sheehan was named vice president and chief restructuring officer for Delphi Corporation effective October 8, 2005. Prior to this position, he served as acting chief financial officer since March 2005. Mr. Sheehan also retained his responsibilities as chief accounting officer and controller. He was named chief accounting officer and controller of Delphi Corporation effective July 1, 2002. Previously, he was a partner at KPMG LLP since 1995. His experience at KPMG LLP included 20 years in a number of assignments in the U.S., England, and Germany.
      Mr. Sherbin was named vice president and general counsel for Delphi Corporation effective October 1, 2005. He also serves as the Company’s chief compliance officer. Prior to his positions at Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc. since January 2005. Prior to joining Pulte Homes, Inc., since 1997 he was an attorney at Federal-Mogul Corporation, including its senior vice president, general counsel and secretary since 2003. Mr. Sherbin presently serves on the Board of Directors of the Michigan Center for Civic Education.
      For purposes of calculating the aggregate market value of Delphi’s common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the shares held by directors, and executive officers of Delphi. However, this should not be deemed to constitute an admission that all such persons of Delphi are, in fact, affiliates of Delphi, or that there are not other persons who may be deemed to be affiliates of Delphi. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in Part III, Item 12 in this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      On October 11, 2005, the New York Stock Exchange (“NYSE”) announced suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8 % debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005, that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the trading price for the common stock, which closed at $0.33 on October 10, 2005, and completed delisting procedures on November 11, 2005.
      Delphi’s common stock (OTC: DPHIQ) and preferred shares (OTC: DPHAQ) are being traded as of the date of filing this Annual Report on Form 10-K with the SEC on the Pink Sheets LLC (the “Pink Sheets”), a quotation service for over the counter (“OTC”) securities, and are no longer subject to the regulations and controls imposed by the NYSE. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Annual Report on Form 10-K with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8 % debentures due May 1, 2029 (DPHIQ.GC) are also trading OTC via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.
      The Transfer Agent and Registrar for our common stock is The Bank of New York. On December 31, 2005 and May 31, 2006, there were 295,156 and 288,150 holders of record, respectively, of our common stock.
      The Delphi Board of Directors declared dividends on Delphi common stock of $0.03 per share on March 23, 2005 and $0.015 per share on June 22, 2005, which was paid on May 2, 2005 and August 2, 2005, respectively. On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock for the remainder of 2005. In addition, the DIP credit facility includes negative covenants that prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. In 2004, we declared dividends of $0.07 per share on March 1, June 22, September 9, and December 8, 2004 which were paid on April 12, August 3, October 19, 2004 and January 18, 2005, respectively.
      The following table sets forth the high and low sales price per share of our common stock, as reported by the New York Stock Exchange, for the periods through October 10, 2005 and OTC thereafter. Refer to Note 18, Stock Incentive Plans of the consolidated financial statements in this Annual Report for additional information regarding equity compensation plans.

	Price Range of
	Common Stock

Year Ended December 31, 2005	High		Low

4th Quarter	$2.99	(a)	$0.23	(a)
3rd Quarter	$6.68		$2.42
2nd Quarter	$5.40		$3.20
1st Quarter	$9.07		$4.15

	Price Range of
	Common Stock

Year Ended December 31, 2004	High	Low

4th Quarter	$9.63	$8.10
3rd Quarter	$10.69	$8.61
2nd Quarter	$11.01	$9.55
1st Quarter	$11.78	$9.39

(a)	As of October 11, 2005, Delphi common stock began trading OTC.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
      No shares were purchased by the Company or on its behalf by any affiliated purchaser in the fourth quarter of 2005. As part of Delphi’s stock repurchase program in February 2005, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2006 to fund obligations for our stock options and other awards issued under our equity based compensation plan. The Company did not repurchase any equity securities in 2005 or in the first quarter of 2006 pursuant to this plan.
ITEM 6. SELECTED FINANCIAL DATA
      The following selected financial data reflects the results of operations and balance sheet data for the years ended 2001 to 2005. The data below should be read in conjunction with, and is qualified by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.
      On October 8, 2005 and October 14, 2005, the Debtors filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. courts and will not be subject to the requirements of the Bankruptcy Code. For additional information on the bankruptcy cases, refer to Note 3, Chapter 11 Bankruptcy and Going Concern, of the consolidated financial statements in this Annual Report.

	Year Ended December 31,

	2005	2004		2003	2002	2001

	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$26,947	$28,622		$28,077	$27,641	$26,302
Net (loss) income(1)(2)(3)	$(2,357)	$(4,818	)(6)	$(10)	$318	$(428)
Basic & Diluted (loss) earnings per share	$(4.21)	$(8.59	)(6)	$(0.02)	$0.57	$(0.76)
Cash dividends declared per share	$0.045	$0.280		$0.280	$0.280	$0.280
Ratio of earnings to fixed charges(4)	N/A	N/A		N/A	2.6	N/A
Balance Sheet Data:
Total assets	$17,023	$16,559	(6)	$21,066	$19,692	$18,928
Total debt	$3,390	$2,980		$3,456	$3,215	$3,629
Liabilities subject to compromise(5)	$15,074	$—		$—	$—	$—
Stockholders’ (deficit) equity	$(6,245)	$(3,625	)(6)	$1,446	$1,232	$2,267

(1)	Includes pre-tax impairment charges related to long-lived assets held for use of $233 million, $326 million, $58 million, and $128 million in 2005, 2004, 2003, and 2001, respectively. Includes pre-tax impairment charges related intangible assets of $6 million in 2005. Includes pre-tax impairment charges related to goodwill of $390 million and $46 million in 2005 and 2004, respectively.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and no longer amortize purchased goodwill.

(3)	2004 net loss includes $4.7 billion of income tax expense recorded to provide a non-cash valuation allowance on U.S. deferred tax assets, as described in Note 8, Income Taxes, to our consolidated financial statements included elsewhere in this report on Form 10-K.

(4)	Fixed charges exceeded earnings by $2,421 million, $719 million, $137 million and $663 million for the years ended December 31, 2005, 2004, 2003 and 2001, respectively resulting in a ratio of less than one.

(5)	As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) we are required to segregate and disclose all prepetition liabilities that are subject to compromise. For additional information regarding Liabilities Subject to Compromise, refer to Note 12, Liabilities Subject to Compromise, of the consolidated financial statements in this Annual Report.

(6)	Includes the impact of adjustments to previously reported income tax expense as described in Note 2, Restatement, of the consolidated financial statements in this Annual Report which increased net loss by $65 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
      We are a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2006 will generally not impact our financial results until 2008 or beyond.
      In light of continued deterioration in performance, Delphi determined that it was necessary to address and resolve its U.S. legacy liabilities, product portfolio, operational issues and forward looking revenue requirements. As a result, we intensified our efforts during 2005 to engage our unions, as well as GM, in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that Delphi needed to pursue other alternatives to preserve value for its stakeholders.
      Accordingly, in order to transform and preserve the value of the Company, which requires resolution of existing legacy issues and the resulting high cost of U.S. operations, on October 8, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, in the Court, and on October 14, 2005, three additional U.S. subsidiaries of Delphi filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the U.S. courts and will not be subject to the requirements of the Bankruptcy Code.
      On March 31, 2006, the Debtors announced their transformation plan centered around five key elements:

•	Obtain, through negotiations with its U.S. labor unions and GM, modifications to its collective bargaining agreements to transform to a competitive U.S. labor cost structure;

•	Conclude negotiations with GM to finalize its financial support for the legacy and labor costs we currently carry and to ascertain its business commitment to Delphi going forward;

•	Streamline our product portfolio and focus on those core technologies for which we believe we have significant competitive and technological advantages and make the necessary manufacturing alignment;

•	Transform our salaried workforce to ensure that our organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint; and

•	Devise a workable solution to our current pension situation, whether by stretching out pension payments or otherwise.
      On the same date, Delphi initiated a “dual track” process to obtain authority to reject its collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with its labor unions and GM. Specifically, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements with the Debtors’ unions and to modify retiree benefits. A hearing on the section 1113 and 1114 motion was held throughout May 2006, continued into June, and has been adjourned until August 11, 2006. The bankruptcy court judge hearing the motion has urged Delphi and its unions to continue to seek a negotiated solution with each other during the pendency of the hearing and the motion.
      Prior to filing the motion to reject the Debtors’ U.S. labor agreements, Delphi, GM and the UAW entered into an agreement relating to the Special Attrition Program, pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a lump sum incentive payments. The program also provided additional retirement opportunities, including transfer to and retirement from GM. GM has agreed to provide substantial financial support under the agreement.
      Delphi, GM, and the UAW subsequently agreed on a supplemental agreement that will expand the Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provide buyouts for UAW-represented hourly employees. On May 18, 2006, Wilmington Trust Company, as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the Special Attrition Program. Additionally, on May 31, 2006, Appaloosa Management L.P., Wexford Capital LLC and Lampe Conway and Company LLC filed a notice of appeal from the same order, but the Debtors believe such notice was not timely filed. The new options added to the Special Attrition Program are enabled by the financial support from GM. On June 16, 2006, Delphi reached agreement on the terms of the IUE-CWA Special Attrition Program, which is a program for Delphi employees represented by the IUE-CWA comparable to the Special Attrition Program for Delphi employees represented by the UAW. The supplemental agreement to expand the Special Attrition Program and the IUE-CWA Special Attrition Program were approved by the Court on June 29, 2006. Delphi continues framework discussion with other unions to offer, with GM support, similar attrition programs for their members. For further information refer to Item 1. Business—Legacy Liabilities, Key Stakeholders in this Annual Report.
      On March 31, 2006, the Debtors announced their transformation plan. On the same date, Delphi initiated a “dual track” process to reject its collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with its labor unions and GM. On the same date, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The initial GM contract rejection motion is not scheduled to be heard by the Court until at least August 15, 2006. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions. The Company also filed a motion to reject certain collective bargaining agreements and to modify certain retiree benefits. A hearing on the motion was held throughout May 2006, continued into June, and has been adjourned until August 11, 2006.
      As part of the transformation plan, Delphi identified non-core product lines that do not fit into Delphi’s future strategic framework and which it is seeking to sell or wind-down these product lines. Any sale or wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and labor contracts. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of its operations in Europe. Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering and wheel bearings. The Company continually evaluates its product portfolio and could retain these or exit certain other businesses depending on market forces or cost structure changes. The Company intends to sell or wind-down non-core product lines and manufacturing sites by January 1, 2008. Delphi has also begun discussions with certain governmental agencies whose policies could help improve the competitiveness of plants and product lines regardless of whether they are being retained or offered for sale.
      In addition to addressing our legacy liabilities and improving the competitiveness of our U.S. operations through negotiation with our unions and GM and by rationalizing our portfolio, we have identified other necessary elements of a comprehensive transformation plan, including reducing our selling, general and administrative costs, realigning our salaried benefit programs to bring them in line with more cost-competitive companies and obtaining relief to amortize funding obligations to our defined benefit U.S. pension plans over a longer period of time than would otherwise be available once we emerge from chapter 11. We have identified cost saving opportunities with the planned portfolio and product rationalizations and plan to reduce our global salaried workforce by as many as 8,500 employees using existing salaried separation pay programs. In addition, in order to retain our existing U.S. defined benefit U.S. pension plans for both hourly and salaried workers, we intend to freeze those plans and going forward adopt or modify defined contribution plans that will include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.
      Achievement of our transformation objectives in most instances requires the support of our key stakeholders, including GM, our labor unions and our creditors and the approval of the Court. Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger; more financially sound business with viable U.S. operations that are well-positioned to advance global enterprise objectives. However, there are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Item 1A. Risk Factors. In addition, we cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding Delphi’s future prospects will not materially hinder Delphi’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of Delphi to attract, retain and compensate key executives and associates and to retain employees generally; limiting Delphi’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Although we expect to file a reorganization plan that provides for emergence from chapter 11 in early to mid-2007, there can be no assurance that a reorganization plan will be proposed by the Company in that timeframe, or confirmed by the Court, or that any such plan will be consummated.
Overview of Performance During 2005
      Delphi reported an operating loss of $482 million for the year ended December 31, 2004. Included in the operating loss were charges totaling $687 million pre-tax, primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Delphi’s financial condition deteriorated further for the year ended December 31, 2005, incurring an operating loss of $2.2 billion. Included in the operating loss were charges of $886 million including $103 million related to the contractual payments of other than temporarily idled employees, $233 million asset impairment charges related to the valuation of long-lived assets held for use, $390 million related to goodwill impairments, $6 million related to impairments of intangible assets, and $154 million of costs associated with employee attrition programs. Delphi believes that several significant issues have largely contributed to the deterioration of Delphi’s financial performance: (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and related pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations.
      In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production. Although Delphi has shown growth in its non-GM business, these gains have been overtaken by the decrease of GM sales. GM accounted for 48% of our net sales for the year ended December 31, 2005. Our sales to GM have declined since our Separation from GM; principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix purchased. In 2005, GM North America produced 4.6 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of approximately 8.3% from 2004 production levels. Our GM North America content per vehicle for 2005 was $2,326, which was lower than $2,546 in 2004. During 2005, our content per vehicle was reduced due to exiting select businesses and the migration of certain product programs from GM sales to sales to Tier I customers. GM sales for the year ended December 31, 2005 decreased by approximately $2.6 billion, or approximately a 16.6% year-over-year decline.
      As a percent of our net sales, our non-GM sales, including the impact of migration during the period of certain product programs from direct sales to GM to sales to Tier 1 customers, were approximately 52% of net sales for the year ended December 31, 2005. Comparatively, for the year ended December 31, 2004, our non-GM sales were approximately 46% of net sales.
      During 2005, we were challenged by commodity cost increases, most notably steel, petroleum-based resin products and copper. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2005. Steel supply has continued to be constrained and commodity cost pressures continued to intensify as our supply contracts expired during 2005. We incurred approximately $348 million of higher commodity and troubled supplier costs in 2005 than in 2004, of which approximately $307 million is due to higher commodity costs and approximately $41 million is due to higher troubled supplier costs. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our operations in future periods may be adversely affected. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms which recover the actual commodity costs we are incurring.
      In December 2004, we entered into an agreement with GM whereby we committed to 2005 annual price reductions on GM’s annual purchase value with Delphi. In return for this commitment, GM agreed, among other things, to accelerate its cooperation with certain sourcing and cost reduction initiatives of mutual benefit to the two companies and to source certain business to Delphi. The agreed level of price reduction for 2005 was generally consistent with that which we have been providing to GM in recent years. In November of 2005 GM agreed to temporarily forego such price reductions and had done so through the first quarter of 2006. In April of 2006 Delphi and GM were unable to agree on the terms by which GM would continue to forego such price reductions. Beginning, April 1, 2006, Delphi’s net sales will reflect the previously agreed-to contractual price reductions.
      Delphi’s ability to effectively respond to these increasing challenges is impaired by its U.S. legacy liabilities and largely fixed labor costs. Specifically, in connection with Delphi’s U.S. legacy liabilities and operational restrictions, the majority of Delphi’s collective bargaining agreements provide for wages and benefits that are well above market, costly pension plans and retiree health care and other benefits, and burdensome operating restrictions, constraining Delphi’s ability to compete effectively with its U.S. peers. In connection with Delphi’s spin-off from GM effective January 1, 1999, Delphi was required to assume the terms and conditions of the collective bargaining agreements negotiated by its unions and GM, which resulted in inflexible and uncompetitive costs and liabilities. Consequently, Delphi believes that the average rates at which it currently compensates its hourly workers, including employee and retiree benefits, is nearly three times the average hourly labor rates paid by its U.S. peer companies. Delphi’s U.S. hourly pension and OPEB exposed Delphi to approximately $10.7 billion in unfunded liabilities at December 31, 2005, of which approximately $2.3 billion was attributable to unfunded pension obligations and $8.4 billion was attributable to OPEB obligations. Prior to the Chapter 11 Filings, Delphi projected that cash outflows for hourly pension contributions and OPEB payments through 2007 would approximate $1.9 billion. Through the chapter 11 process, Delphi is permitted to defer a significant portion of these contributions until it emerges from chapter 11. As such, the projected future cash outflows for hourly pension contributions and OPEB payments through 2007 may be significantly less than $1.9 billion. If these obligations are not addressed as part of the chapter 11 process, cash outflows for pension and OPEB would continue to increase as Delphi’s U.S. workforce continues to age and the ratio of retirees to active employees increases.
      Due to declining business conditions and lower GM North America production volumes, an increasing proportion of Delphi’s U.S. hourly workforce is, and is expected to continue to be (absent modification of our collective bargaining agreements), a fixed cost which is independent of volume and revenue. Furthermore, as a result of GM’s lower production volumes, the opportunities for our employees to flowback to GM have been limited and may continue to be limited. Under the terms of Delphi’s collective bargaining agreements with its U.S. unions, Delphi is generally not permitted to permanently lay off idled workers, and as of December 31, 2005, approximately 2,700, or 8% of our U.S. hourly workforce were idled and were receiving nearly full pay and benefits, although performing no work. Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. We use future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled.
      Coupled with restrictions on Delphi’s ability to exit non-strategic, non-profitable operations, the magnitude of the cost of carrying idled, non-productive workers in the event of plant closings or wind-downs effectively prevents Delphi from addressing under-performing product portfolio businesses and non-profitable manufacturing operations. Historically, under the terms of the spin-off from GM, this situation was somewhat mitigated because Delphi’s UAW employees are permitted to return to GM’s employ, known as flowback, under certain conditions. As a result of GM’s lower production volumes, however, the opportunities for Delphi’s employees to flowback to GM have been limited and may be further limited in the future, other than regarding the 5,000 flowbacks to GM under the Special Attrition Program. For further information, refer to Item 1. Business—Chapter 11, Legacy Liabilities—Key Stakeholders in this Annual Report. This situation places financial burdens on Delphi of a scope and magnitude that, unless addressed as part of a comprehensive restructuring through chapter 11, threatens Delphi’s long-term viability.
Acquisitions and Divestitures
      On June 30, 2005, Delphi reached final agreement to sell its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”), for approximately $203 million. The transaction, comprised of net assets totaling approximately $171 million, including approximately $8 million of cash, closed July 1, 2005. On September 29, 2005, a final purchase price adjustment was agreed to by JCI and Delphi and as a result, JCI paid additional proceeds of approximately $12 million to Delphi. In connection with the transaction, Delphi entered into a contract manufacturing supply arrangement, becoming a Tier 2 supplier to JCI, and began supplying batteries from its two U.S. plants to JCI for a transition period ending on or before November 30, 2007.
      The battery business sale generated approximately $463 million annually in global consolidated revenues. Delphi recognized a gain on the sale of the business of $44 million in 2005. In addition, valuation adjustments of $24 million were recorded, reducing the carrying value of the retained assets of the battery product line. Of the $24 million, $4 million was recorded in cost of sales, $2 million was recorded in selling, general and administrative, and $18 million was recorded in depreciation, amortization, and asset impairment charges.

      In conjunction with the sale of its battery business, Delphi entered into an agreement with its principal battery customer under which Delphi could receive up to $30 million over the next three years if certain performance criteria are met. Approximately $11 million was received in cash in 2005 related to this agreement; approximately $7 million was recognized as a reduction of cost of sales and the remaining approximately $4 million was recorded as deferred income.
      The 2005 sale agreement with JCI contemplated a future possible transfer of operating assets of one of the two remaining U.S. plants supplying batteries to JCI under a contract manufacturing supply agreement. The receipt of the $215 million cash purchase price was not contingent upon completion of the future possible transfer. On May 26, 2006, Delphi and JCI executed an agreement providing for the (a) sale to JCI of certain assets of Delphi’s battery manufacturing facility in New Brunswick, New Jersey (the “New Brunswick Facility”) free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus the value of certain inventory estimated at approximately $2 million, (b) the continuation and transition of supply of battery products to JCI from Delphi’s battery manufacturing facility in Fitzgerald, Georgia pursuant to the manufacturing supply agreement entered into in connection with the initial sale in 2005 and (c) implementation of an attrition plan with respect to the hourly employees of the New Brunswick Facility (collectively, the “Transaction”). On the same date, Delphi also entered into an agreement with the IUE-CWA and its Local 416 in connection with the attrition plan contemplated by the Transaction. Upon consummation of the Transaction, JCI has agreed to pay Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the attrition plan with the IUE-CWA and Local 416 of the IUE-CWA. In addition, pursuant to a separate 2005 prepetition agreement entered into between Delphi and GM, which was executed in connection with the sale of Delphi’s global battery business, GM has committed to provide funding in furtherance of this matter. On June 19, 2006 the Court approved the Transaction, which is expected to close in the third quarter of 2006.
Results of Operations
      Subsequent to the issuance of Delphi’s consolidated financial statements for the years ended December 31, 2004, management determined that its previously issued financial statements for those periods required restatement to correct the accounting for income taxes and to correct the classification of components of stockholders’ (deficit) equity. Income tax expense and net income for 2004 provided below have been restated from the original reported amounts to reflect the correction. Refer to Note 2, Restatement, of the consolidated financial statements in this Annual Report for further information.

2005 versus 2004
      Net Sales. Net sales by product sector and in total for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended
	December 31,

Product Sector	2005	2004(a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$12,569	$13,567
Electrical, Electronics & Safety	13,448	13,980
Automotive Holdings Group	2,502	3,023
Other(b)	(1,572)	(1,948)

Net sales	$26,947	$28,622

(a)	The 2004 data has been reclassified to conform to the realignment of our business sectors by moving three additional manufacturing operations into the Company’s AHG effective January 1, 2005, to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions.

(b)	Other includes activity not allocated to the product sectors and eliminations of inter-sector transactions.

      Consolidated net sales for 2005 were $26.9 billion compared to $28.6 billion for 2004. Our non-GM sales increased by $0.9 billion, including approximately $148 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $0.7 billion or 6%. Management evaluates year-over-year performance on a constant exchange rate basis and changes in revenues attributed to movements in currency exchange rates generally do not impact our operating income; Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Income in this Annual Report. This non-GM sales increase was due to new business from diversifying our global customer base, and to a lesser extent the migration during the period of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases. As a percent of our net sales for 2005, our non-GM sales were 52%. However, more than offsetting the gains in non-GM net sales was a $2.6 billion decrease in GM sales. The GM sales decrease was principally due to volume decreases as a result of lower GM North America production, and to a lesser extent, price decreases and decisions to exit certain businesses. The benefit of $76 million of favorable currency exchange rates was negligible to the overall decrease in GM sales. Net sales includes $35 million received from GM to reimburse Delphi for price reductions. Refer to Note 1, Significant Accounting Policies—Revenue Recognition of the consolidated financial statements in this Annual Report. Our net sales were also reduced by continued price pressures that resulted in price reductions of approximately $465 million or 1.6% for 2005, compared to approximately $560 million or 2.0% for 2004.
      Gross Margin. Our gross margin fell to 4.6% for 2005 compared to gross margin of 9.2% for 2004. The 2005 gross margin compared to 2004 declined in part because of lower production volumes and slower U.S. hourly workforce attrition in addition to an increased wage and benefit costs of approximately 1.9% of sales, reductions in selling prices of approximately 1.6% of sales, and commodity cost increases of approximately 1.1% of sales. Gross margin for 2005 was also negatively impacted by $103 million of accrued charges related to the contractual costs of other than temporarily idled employees and $346 million of contractual payments related to temporarily idled employees. Gross margin for 2004 was negatively impacted by $192 million of costs related to employee and product line liabilities. Additionally, gross margin in 2005 and 2004 was negatively impacted by $154 million and $86 million, respectively of costs associated with employee attrition programs. The 2004 gross margin was also negatively impacted by $37 million of product line asset impairment charges. These cost increases were partially offset by a gain on the sale of the global battery product line and savings resulting from our restructuring activities and ongoing cost reduction efforts.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were relatively flat at $1.6 billion, or 6.1% of total net sales for 2005, consistent with $1.6 billion of SG&A expenses in 2004.
      Depreciation, Amortization, and Asset Impairment Charges. Depreciation, amortization and asset impairment charges was $1.4 billion for 2005, compared to $1.5 billion for 2004. Asset impairment charges of $239 million include $233 million related to long-lived assets held for use and $6 million related to intangible assets in 2005, compared to $326 million of asset impairment charges related to long-lived assets held for use in 2004. Excluding impairment charges, the depreciation and amortization expenses were relatively flat year-over-year.
      Goodwill Impairment Charges. Goodwill impairment charges were $390 million for 2005, compared to $46 million for 2004.

      Operating Results. Our operating loss was $2.2 billion for 2005 compared to $482 million in 2004. Operating results by product sector and in total for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended
	December 31,

Product Sector	2005		2004

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(1,282)		$(111)
Electrical, Electronics & Safety	371		868
Automotive Holdings Group	(1,198)		(1,137)
Other(a)	(62)		(102)

Total operating (loss) income	$(2,171	)(b)	$(482	)(c)

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and eliminations of inter-sector transactions.

(b)	Includes charges recorded in 2005 related to asset impairments, contractual costs of other than temporarily idled employees, and costs associated with employee attrition programs of $886 million with $595 million for Dynamics, Propulsion, Thermal & Interior, $127 million for Electrical, Electronics & Safety, and $164 million for Automotive Holdings Group.

(c)	Includes charges recorded in 2004 of $132 million for Dynamics, Propulsion, Thermal & Interior, $91 million for Electrical, Electronics & Safety, $457 million for Automotive Holdings Group and $7 million for Other.
The 2005 operating loss includes $103 million of accrued charges related to the contractual payments of other than temporarily idled employees; $239 million of asset impairment charges related to long-lived assets held for use and intangible assets; $390 million of asset impairment charges related to goodwill; and $154 million of costs associated with employee attrition programs. The 2004 operating loss includes $111 million of costs related to employee and product line liabilities; $81 million of postemployment obligations; $363 million of asset impairment charges; $46 million of goodwill impairment; and $86 million of costs associated with employee attrition programs. In addition, our 2005 operating loss compared to our 2004 operating loss was negatively impacted by the following factors: lower production volumes and slower U.S. hourly workforce attrition in addition to increased wage and benefit costs of approximately 1.9% of sales; reductions in selling prices of approximately 1.6% of sales; commodity price increases of approximately 1.1% of sales; and to a lesser extent, non-recurring costs associated with the internal accounting investigation and costs for third party advisors related to the reorganization prior to the Chapter 11 Filings. The 2005 and 2004 operating losses were also negatively impacted by $346 million and $260 million, respectively, of contractual payments related to temporarily idled employees. Cost increases in 2005 were partially offset by a gain on the sale of the global battery product line and savings resulting from our restructuring activities and ongoing cost reduction efforts.
      Interest Expense. We recorded interest expense for 2005 of $318 million as compared to interest expense of $232 million for 2004. The increase in interest expense for 2005 was generally attributable to higher levels of debt as well as an increase in our overall financing costs in the second half of 2005. Approximately $38 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the income statement in accordance with the provisions of SOP 90-7.
      Other Income and Expense. We recorded other income for 2005 of $50 million as compared to other expense of $8 million for 2004. Other income in 2005 includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income. In addition, interest income increased in 2005 associated with the additional cash equivalents on hand, particularly in the third quarter.

      Reorganization Items. We recorded reorganization expense for 2005 of $3 million. On October 8, 2005, the Company and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. From October 8, 2005 through the end of the year Delphi incurred $28 million of professional fees directly related to the reorganization. These costs were offset by interest income of $11 million from accumulated cash from the reorganization, $8 million of a gain on settlement of prepetition liabilities, and $6 million of other reorganization income.
      Taxes. We recorded income tax benefit for the year ended December 31, 2005 of $55 million as compared to an income tax expense of $4.1 billion for the year ended December 31, 2004. During 2004 we recorded a valuation allowance of $4.7 billion against all of our net U.S. deferred tax assets as of December 31, 2004. See 2004 versus 2003 Taxes for more details on the valuation allowance. In addition, our 2004 income tax expense included $177 million of benefits recognized upon the completion of income tax audits for prior periods, including periods prior to the Separation (discussed more fully in 2004 versus 2003 Taxes).
      Equity Income. We recorded equity income for 2005 of $71 million as compared to equity income of $86 million for 2004. The decrease in equity income for 2005 was attributable to a decrease in earnings across the majority of our joint ventures.

2004 versus 2003
      Net Sales. Net sales by product sector and in total for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended
	December 31,

Product Sector	2004(a)	2003(a)

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$13,567	$13,546
Electrical, Electronics & Safety	13,980	13,028
Automotive Holdings Group	3,023	3,520
Other	(1,948)	(2,017)

Net sales	$28,622	$28,077

(a)	The 2004 and 2003 data above has been reclassified to conform to the 2005 sector realignment.

      Consolidated net sales for 2004 were $28.6 billion compared to $28.1 billion for 2003. The increase of $545 million was more than explained by approximately $710 million of increase due to currency exchange rate movement, primarily the strengthening of the euro versus the U.S. dollar. Our non-GM sales increased by $2.2 billion including approximately $560 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $1.6 billion or 14.4%. Management evaluates year-over-year performance on a constant exchange rate basis and changes in revenues attributed to movements in currency exchange rates generally do not impact our operating income; Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Income in this Annual Report. This non-GM sales increase was due to new business from diversifying our global customer base, incremental sales due to our Delphi Grundig acquisition in 2003, and the migration of certain product programs from sales to GM to sales to customers that are Tier I suppliers of GM, partially offset by price decreases. As a percent of our net sales for 2004, our non-GM sales were 46%. Net sales to GM decreased by $1.6 billion, net of an increase of approximately $150 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $1.8 billion or 10.4%. The GM sales decrease was due to volume and price decreases and decisions to exit certain businesses. Generally the decrease in our GM sales has been more than offset by the increase in our non-GM sales in each year excluding the effects of change in currency exchange rates. However, in the fourth quarter of 2004 we saw a significant decline in GM production volumes. Additionally, our net sales were reduced by continued price pressures that resulted in price reductions of approximately $560 million or 2.0% for 2004, compared to approximately $460 million or 1.7% for 2003. On a going forward basis, we expect future annual price reductions to continue to be approximately 2%.
      Gross Margin. Our gross margin was 9.2% for 2004 compared to gross margin of 10.0% for 2003. Excluding the increase of $16 million between restructuring charges in 2003 and 2004 and employee and product line charges noted below, the 2004 gross margin as compared to the prior year was negatively impacted by reductions in selling prices of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and commodity price increases of $0.1 billion. These cost increases were only partially offset by savings resulting from our restructuring activities and on-going cost reduction efforts totaling approximately 3% of sales. Slower U.S. hourly workforce attrition combined with lower production volumes and launch challenges negatively impacted our ability to offset the cost increase noted above.
      In the fourth quarter of 2004, Delphi recorded employee and product line charges primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in the charges are $130 million in cost of goods sold, including product line asset impairment charges of $37 million, $81 million of postemployment obligations and $14 million of other exit costs, reduced by a $2 million reversal of the employee and product line charges taken in Q3 2003. The $81 million of postemployment benefit liability represents estimated costs for inactive employees, primarily at U.S. sites being consolidated throughout the duration of their contractual employment. The postemployment and other exit charges will result in future cash expenditures of approximately $81 million.
      In the third quarter of 2003, Delphi approved plans to reduce our U.S. hourly workforce by up to approximately 5,000 employees, our U.S. salaried workforce by approximately 500 employees, and our non-U.S. workforce by approximately 3,000 employees over a 15-month period. In the third quarter of 2004, we anticipated more than 1,000 additional U.S. hourly employees would leave Delphi bringing our total U.S. hourly attrition to more than 6,000. We achieved our planned reduction in our U.S. salaried and non-U.S. hourly workforce during this 15-month timeframe. With respect to our U.S. hourly workforce reductions, we achieved approximately 6,175 reductions in comparison to our plan of more than 6,000 employees. A substantial portion of this reduction was achieved in the first half of 2004 due in part to the completion of the new hourly labor contracts negotiated at the end of 2003. During the second half of 2004, we experienced much lower attrition rates among our U.S. hourly workforce as compared to the first half of the year. Our plans entailed reductions to our workforce through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the UAW hourly employees were permitted to flowback to GM.

      As required under U.S. GAAP, we record the costs associated with flowbacks as the employees accept the offer to exit Delphi. We incurred total charges related to these initiatives of approximately $746 million (pre-tax) through December 31, 2004, of which $185 million ($86 million for employees who are idled prior to separation and $99 million for employee and product line charges) were recorded during 2004, and $561 million was recorded in 2003. Plans to separate U.S. salaried and non-U.S. salaried employees under a variety of programs were completed during 2004. During 2004, approximately 4,575 U.S. hourly employees flowed back to GM, retired, or separated through other means.
      Delphi completed the restructuring actions as planned in the first quarter of 2003 related to the 2002 restructuring. The cash outflows for the first quarter of 2003 were $24 million, with $17 million for employee costs and $7 million for other exit costs.
      Following is a summary of the activity in the 2003 and 2004 employee and product line charges (in millions):

Employee and Product Line Charges	Employee Costs	Exit Costs	Total

2003 charges	$381	$15	$396
Usage during 2003	(135)	(3)	(138	)(a)
Transfer to long-term liabilities	—	(7)	(7)

Balance at December 31, 2003	$246	$5	$251

Charges during 2004	180	14	194
Usage during 2004	(302)	(1)	(303	)(b)
Less: reversal of 2003 charges	—	(2)	(2)

Balance at December 31, 2004	$124	$16	$140	(c)

(a)	The total cash paid in 2003 was $156 million, as shown on our consolidated statement of cash flows. Of this amount, $132 million was paid in 2003 related to the 2003 charges and $24 million was paid in the first quarter of 2003 related to the 2002 charges discussed below. The $138 million of usage in 2003 includes $6 million of non-cash special termination pension and postemployment benefits. In addition, we paid $44 million associated with the 2003 charges that was recorded in cost of sales. The total cash paid for 2003 was $200 million.

(b)	The total cash paid for 2004 was $296 million, as shown on our consolidated statement of cash flows. Our total usage was $303 million with $7 million of non-cash special termination pension and postemployment benefits for the year ended December 31, 2004. In addition, we paid $94 million associated with the 2003 charges for the year ended December 31, 2004 that was recorded in cost of sales. The total cash paid for 2004 was $390 million.

(c)	This amount is included in accrued liabilities in the accompanying consolidated balance sheet.
      Selling, General and Administrative. SG&A expenses were $1.6 billion, or 5.6% of total net sales for 2004, compared to $1.6 billion or 5.7% of total net sales for 2003. The slight decrease as a percentage of total net sales for 2004 is primarily due to the 2003 legal settlement discussed below, partially offset by the impact of currency exchange rates. In 2003, SG&A expenses were adversely impacted by a legal settlement in connection with a commercial dispute with a former supplier of approximately $38 million. Excluding the legal settlement, SG&A expenses were 5.5% of total net sales for 2003.
      Depreciation, Amortization, and Asset Impairment Charges. Depreciation, amortization, and asset impairment charges was $1.5 billion for 2004, compared to $1.1 billion for 2003; the increase primarily reflects $326 million of asset impairment charges, compared to $58 million of impairment charges related to product line impairments in 2003. Excluding asset impairments, the increase reflects the impact of currency exchange rates as well as the depreciation of assets newly placed in service. The asset impairment and employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at the impaired sites, combined with the budget business plan outlook for such sites and product lines. Management determined the asset impairment charges by comparing the estimated future cash flows against carrying values of plant and product line assets. Where the carrying value exceeded the future cash flows, an impairment charge was recognized for the amount that the carrying value exceeded the discounted future cash flows.
      Goodwill Impairment Charges. Goodwill impairment charges were $46 million for 2004; there were no goodwill impairment charges in 2003.
      Operating Results. Our operating loss was $482 million for 2004 compared to operating income of $89 million in 2003. Operating results by product sector and in total for the years ended December 31, 2004 and 2003 are included in the table below. The 2003 data has been reclassified to conform to the 2004 sector realignment.

	Year Ended
	December 31,

Product Sector	2004		2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(111)		$399
Electrical, Electronics & Safety	868		857
Automotive Holdings Group	(1,137)		(994)
Other	(102)		(173)

Total operating (loss) income	$(482	)(a)	$89 (b)

(a)	Includes charges recorded in 2004 of $687 million with $132 million for Dynamics, Propulsion, Thermal & Interior, $91 million for Electrical, Electronics & Safety, $457 million for Automotive Holdings Group and $7 million for Other.

(b)	Includes charges recorded in 2003 of $561 million with $86 million for Dynamics, Propulsion, Thermal & Interior, $114 million for Electrical, Electronics & Safety, $319 million for Automotive Holdings Group and $42 million for Other.
The 2004 operating loss includes charges of $123 million in cost of sales, $326 million in depreciation, amortization, and asset impairment charges, $192 million of employee and product line charges in cost of sales and $46 million in goodwill impairment charges. The operating income for 2003 includes charges of $107 million in cost of sales, $58 million in depreciation, amortization, and asset impairment charges and $396 million of employee and product line charges in cost of sales. In addition, 2004 operating loss compared to 2003 operating income was negatively impacted by selling price decreases of approximately 2% of sales, increased wage and benefit costs of approximately 2% of sales and commodity price increases. These cost increases were partially offset by savings resulting from our restructuring activities and on going cost reduction efforts totaling approximately 3% of sales. In addition, the operating income for 2003 included the legal settlement discussed above.
      Taxes. We recorded an income tax expense for the year ended December 31, 2004 of $4.1 billion as compared to an income tax benefit for the year ended December 31, 2003 of $69 million. During 2004 and continuing into 2005, the amount of pre-tax losses we incurred in the U.S. increased significantly due to lower vehicle manufacturer production volumes in the U.S., declining content per vehicle with GM in the U.S., and the fixed cost nature of our U.S. manufacturing operations. As a result, we re-evaluated the recoverability of our U.S. deferred tax assets. Due to our history of U.S. losses over the past three years, combined with the current U.S. operating outlook for the near to mid-term, we determined that we could no longer support realization of such amounts under the application of U.S. GAAP. Accordingly, we recorded a valuation allowance of $4.7 billion against all of our net U.S. deferred tax assets as of December 31, 2004. We continue to maintain the underlying tax benefits to offset future taxable income and will evaluate the continued need for a valuation allowance based on the profitability of our U.S. operations. In addition, our 2004 income tax expense includes $177 million of benefits recognized upon the completion of income tax audits for prior periods, including periods prior to our Separation from GM

(more fully discussed below). Our 2003 income tax benefit includes $214 million of benefits recognized in connection with restructuring charges.
      Under an agreement entered into with GM, in connection with the Separation, Delphi is responsible for all foreign income taxes and certain U.S. federal and state income taxes applicable to Delphi operations prior to the Separation. During the fourth quarter of 2004, GM resolved Internal Revenue Service audits for the tax years through 1997. Upon completion of this process, Delphi and GM determined the amounts due between Delphi and GM under the agreement and GM paid Delphi $4 million prior to December 31, 2004. At the conclusion of these discussions, we reevaluated the related tax reserves applicable to 1998 and prior tax periods and as a result determined that approximately $161 million of tax reserves were no longer necessary and an adjustment to reduce the reserve was recorded during the fourth quarter of 2004. Additionally, during the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required and an adjustment to reduce the reserve was recorded during the second quarter of 2004.
Liquidity and Capital Resources

Overview of Capital Structure
      As more fully described below, as of and since September 30, 2005 (our consolidated leverage ratio testing period), we were not in compliance with certain covenants under our prepetition credit facilities. As previously discussed, on October 8 and 14, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, which triggered defaults on substantially all other debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
      At hearings held in October 2005, the Court approved certain of the Debtors’ “first day” motions, including interim approval to use up to $950 million of Delphi’s $2 billion senior secured DIP financing, and approval of an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under the prepetition credit facilities.
      On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended by the First Amendment to the DIP Credit Facility, dated October 27, 2005, as further amended and restated by the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated November 21, 2005 and as further amended by the First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement dated as of February 3, 2006, the Second Amendment to Amended and Restated Credit Agreement dated as of April 13, 2006, the Third Amendment to Amended and Restated Credit Agreement dated May 26, 2006, and the Fourth Amendment to Amended and Restated Credit Agreement dated June 19, 2006 (the “Amended DIP Credit Facility”), to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consists of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, three or six-month period as selected by Delphi in accordance with the terms of the Amended DIP Credit

Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility will expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The Amended DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries to the extent that, in its reasonable business judgment, adverse tax consequences would result from the pledge of a greater percentage) and further provides that amounts borrowed under the Amended DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time is limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at December 31, 2005. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the Amended DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).
      The covenants require Delphi to, among other things, (i) maintain a monthly cumulative minimum Global EBITDAR for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.
      On October 28, 2005, the Court granted the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the prepetition credit facilities (as described below) and the Debtors’ access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, Prepetition Credit Facilities in this Annual Report for additional information on these prepetition credit facilities. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits.

      On November 21, 2005, the $250 million term loan was funded and the Company elected to pay interest at LIBOR plus 2.75% for a six month period. As of December 31, 2005, there were no amounts outstanding under the DIP revolving facility. However, the Company had approximately $7 million in letters of credit outstanding against the DIP revolving facility. The foregoing description of the Amended DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Amended DIP Credit Facility, a copy of which was previously filed with the SEC.
      The Chapter 11 Filings also triggered early termination events under both our U.S. and European accounts receivables securitization programs. The U.S. securitization program was terminated as a result of the initial chapter 11 filing on October 8, 2005. No amounts were outstanding under the U.S. securitization program when it was terminated. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement which was then finalized on November 18, 2005 permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program has an availability of €145 million ($171 million at December 31, 2005 currency exchange rates) and £10 million ($17 million at December 31, 2005 currency exchange rates) until expiration on March 31, 2006. On February 20, 2006, the European program was amended, extending the expiration date to December 31, 2006 with substantially the same terms and conditions. As of December 31, 2005, outstanding borrowings under this program were approximately $149 million.
      Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a wholly-owned subsidiary of Delphi who has issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the United States Bankruptcy Code, the Trusts may be dissolved in accordance with the provisions of their respective trust declarations, which in each case provide that Delphi’s filing of chapter 11 constitutes an “early termination event.” The property trustee of each trust is in the process of liquidating each Trust’s assets in accordance with the terms of the applicable trust declarations and it is expected that the holders of the trust preferred securities will receive in exchange for their securities a pro rata share of the Trusts respective junior subordinated notes issued by Delphi.
      As of December 31, 2005, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. Of our $5.9 billion of outstanding debt at December 31, 2005, $2.5 billion was included in liabilities subject to compromise, including approximately $2.0 billion of senior unsecured debt with maturities ranging from 2006 to 2029, approximately $0.4 billion of junior subordinated notes due to Delphi Trust I and II due 2033, and $0.1 billion of other debt. As of December 31, 2005, we had approximately $3.1 billion of short-term and other debt not subject to compromise, including $1.5 billion drawn down from our Revolving Credit Facility, $1.0 billion of term loan secured debt due 2011, $0.4 billion related to accounts receivable factoring and $0.1 billion related to European securitization, and $0.3 billion of long-term debt not subject to compromise, primarily the DIP term loan.
      Our cash flows from operations during a year are impacted by the volume and timing of vehicle production, which includes a halt in certain operations of our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We have varying needs for short-term working capital financing as a result of the nature of our business. We financed our working capital through a mix of committed facilities, including revolving credit facilities and receivables securitization programs, and uncommitted facilities, including bank lines and factoring lines.

      Historically, we have used the cash we generate from operating activities before considering amounts contributed to pensions, to strengthen our balance sheet by reducing legacy liabilities such as pensions, restructuring our operations, generating growth and paying dividends. Our net cash provided by operating activities was $154 million for the year ended December 31, 2005 as compared to $1.5 billion for the year ended December 31, 2004. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, we expect that our operating activities will use, not generate, cash. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006. Based upon current overall macroeconomic conditions, we also likely faced additional ERISA minimums in 2007. Accordingly, as part of the chapter 11 process we are seeking to not only transform our operations but also to emerge with a sustainable capital structure for our transformed business.

Prepetition Indebtedness
      The following should be read in conjunction with Note 13, Debt of the consolidated financial statements in this Annual Report.
      Bonds and Trust Preferred Securities. Delphi had approximately $2.0 billion of unsecured debt at December 31, 2005. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2005. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.
      We also have trust preferred securities that were issued by our wholly-owned subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHprA and are now trading on the Pink Sheets, a quotation source for over-the-counter securities. (Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Ratings, Stock Listing in this Annual Report). The sole assets of Trust I are $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I will pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II are $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II pays cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities.
      Our filing for chapter 11 was an event of default under each Trust’s respective trust declarations, and as described in the Overview of Capital Structure above, was an “early termination event.” The property trustee of each Trust is in the process of liquidating each Trust’s assets and it is expected that the holders of the trust preferred securities will receive in exchange for their securities a pro rata share of the Trusts respective junior subordinated notes issued by Delphi.
      Prepetition Credit Facilities. Throughout 2004, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities, reduced by the amount of any outstanding letters of credit. The terms of the credit facilities provided for a five-year revolving credit line in the amount of $1.5 billion and a 364-day revolving credit line in the amount of $1.5 billion.

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
      As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. On August 3, 2005, we drew down $1.5 billion from our Revolving Credit Facility. As of December 31, 2005, $1.6 billion was utilized under the Revolving Credit Facility, including approximately $80 million in letters of credit outstanding against the Facilities.
      The Term Loan had a 1% per annum amortization for the first 5 years and 9 months. Therefore, in the third quarter of 2005, we made the first installment payment on the Term Loan. In addition, we made mandatory payments applying the sale proceeds of certain asset sales. As of December 31, 2005, approximately $1.0 billion was outstanding under the Term Loan.
      The amended Facilities contains financial covenants based on consolidated leverage ratios (the “Leverage Ratio Covenant”), which are tested at each quarter-end. We were not in compliance with the Leverage Ratio Covenant as of and since September 30, 2005. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
      The amended Facilities also contain provisions providing for an event of default in the event that we default on payments due for indebtedness, the outstanding principal amount of which exceeds $50 million. Our filing for chapter 11 was an event of default. At hearings held in October 2005, the Court approved certain of the Debtors’ “first day” motions, including approval of an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under the prepetition credit facilities. The adequate protection package includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition Facilities on a monthly basis, (ii) the right of Delphi to pay this interest at a rate equal to LIBOR plus 6.50% per annum on the Term Loan and 5.00% on the Revolving Credit Facility, although any lender may require that interest on its loans be based at a rate equal to the alternative base rate plus 5.50% per annum on the Term Loan and 4.00% on the Revolving Credit Facility if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition Facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition Facilities with letters of credit to be issued under the DIP Credit Facility.

Other Financing
      We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2005, we had $365 million outstanding under these accounts receivable factoring facilities.
      Prior to the end of 2005, certain subsidiaries sold receivables on a non-recourse basis in the normal course of their operations. As of December 31, 2004, certain European subsidiaries sold accounts receivable totaling $354 million. Prior to the end of 2005, changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations. As of December 31, 2005, we no longer maintain factoring programs that are recorded as a sale of receivables.

      In 2005, we exercised our options to purchase certain of the Company’s leased property. As a result, in the second quarter of 2005 we completed the purchase of our Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. Additionally, in the third quarter of 2005 we completed the purchase of a facility in Vienna, Ohio for approximately $28 million. As of December 31, 2005, these properties were included in our net property balance on the consolidated balance sheet. Prior to the purchase, these leases were accounted for as operating leases.
      As of December 31, 2005, we had $136 million of other debt, primarily consisting of overseas bank facilities, and $78 million of other debt classified as Liabilities Subject to Compromise.

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

	Payments due by Period

			2007	2009
	Total	2006	& 2008	& 2010	Thereafter

	(in millions)
Debt and capital lease obligations	$3,390	$3,117	$256	$6	$11
Operating lease obligations	456	122	173	89	72
Contractual commitments for capital expenditures	353	349	3	1	—
Other contractual purchase commitments, including information technology	1,277	361	496	243	177

Total(1)	$5,476	$3,949	$928	$339	$260

(1)	The amounts above exclude (a) our minimum funding requirements as set forth by ERISA, which are $2.4 billion over the next two years. Our minimum funding requirements after 2005 are dependent on several factors. We also have payments due under our other OPEB plans. These plans are not required to be funded in advance, but are “pay as you go.” For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits in this Annual Report and (b) estimated interest costs of $365 million, $23 million, $1 million, $1 million and $1 million, respectively, for 2006, 2007, 2008, 2009, and 2010. There are no material estimated interest costs after 2010. Estimated interest costs include interest related to Delphi’s prepetition term loan and revolving credit facilities after December 31, 2006, which are currently in default and have been included in the current portion of long-term debt. Delphi expects to refinance these arrangements in conjunction with our reorganization process. Consistent with accounting classification of the Company’s prepetition term loan and revolving credit facilities as the current portion of long-term debt, the estimated interest costs includes payment of interest on these two facilities only through the end of 2006.
      The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. However, the stay of proceedings provisions of section 362 of the Bankruptcy Code apply to actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate in respect of such defaults. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. Therefore, all liabilities, including debt, classified as subject to compromise have been excluded from the above table. Refer to Note 12, Liabilities Subject to Compromise and Note 13, Debt of the consolidated financial statements in this Annual Report for a further explanation of such classification.

      Under Section 362 of the Bankruptcy Code, actions to collect most of our prepetition liabilities, including payments owing to vendors in respect of goods furnished and service provided prior to the Petition Date, are automatically stayed. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. In addition, the Company may reject prepetition executory contracts and unexpired leases with respect to the Company’s operations, with the approval of the Court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. As a result, the Company anticipates its lease obligations, contractual commitments for capital expenditures, and other contractual purchase commitments as currently detailed in the above table may change significantly in the future.

Credit Ratings, Stock Listing
      Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of our filing for protection under chapter 11 of the Bankruptcy Code, as of December 31, 2005, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/ B1/ BB-, respectively, to the DIP Credit Facility.
      On October 11, 2005, the NYSE announced suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005, that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the trading price for the common stock, which closed at $0.33 on October 10, 2005 and completed delisting proceedings on November 11, 2005. Delphi’s common stock (OTC: DPHIQ) and preferred shares (OTC: DPHAQ) are being traded as of the date of filing this Annual Report on Form 10-K with the SEC on the Pink Sheets and are no longer subject to the regulations and controls imposed by the NYSE. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter (“OTC”) securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Annual Report on Form 10-K with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8 % debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Capital Expenditures
      Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2005, Delphi had approximately $353 million in outstanding cancelable and noncancelable capital commitments. We expect capital expenditures to be approximately $0.9 billion in 2006. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,

	2005		2004	2003

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$505		$455	$601
Electrical, Electronics & Safety	498		403	408
Automotive Holdings Group	58		70	50
Other	122		39	29

Total capital expenditures	$1,183		$967	$1,088

North America	$696	(1)	$553	$739
Europe, Middle East & Africa	356		277	264
Asia-Pacific	108		115	56
South America	23		22	29

Total capital expenditures	$1,183		$967	$1,088

(1)	Includes $129 million for purchase of facilities previously leased. Prior to the purchase, these leases were accounted for as operating leases.

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $154 million for the year ended December 31, 2005, compared to $1.5 billion in 2004 and $0.9 billion in 2003. Changes in the levels of factoring improved cash flow from operating activities for 2005 by approximately $83 million compared to decreases of $12 million for 2004 and $145 million in 2003. Cash flow from operating activities was reduced for all periods by contributions to our U.S. pension plans of $625 million, $600 million, and $1.0 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in operations was negatively impacted as a result of the Chapter 11 Filings as certain suppliers demanded shorter supplier payment terms or prepayments, principally in the U.S. Excluding the foregoing, the decrease in cash provided by operating activities is primarily due to lower revenue levels and compressed margins.
      Investing Activities. Cash flows used in investing activities totaled $0.8 billion for the year ended December 31, 2005, compared to $0.8 billion and $1.1 billion for the years ended December 31, 2004 and 2003, respectively. The principal use of cash in 2005, 2004 and 2003 reflected capital expenditures related to ongoing operations and, in 2005, approximately $129 million for the purchase of certain previously leased properties. Cash flows from investing activities in 2005 also include $245 million of proceeds from divestitures of product lines and joint ventures. Additionally, in 2004, we acquired Dynamit Nobel AIS for approximately $17 million, net of cash acquired, and Peak Industries, Inc. for approximately $44 million, net of cash acquired. In 2003, we acquired Grundig Car InterMedia System GmbH for approximately $39 million, net of cash acquired. Other cash flows from investing activities principally consist of collections of notes receivable and proceeds from the sale of marketable securities.
      Financing Activities. Net cash provided by financing activities was $2.0 billion for the year ended December 31, 2005, compared to net cash used in financing activities of $0.7 billion in 2004 and net cash provided by financing activities of $4 million in 2003. Net cash provided by financing activities during 2005 primarily reflected borrowings under the Facilities offset by repayment of U.S. securitization borrowings. Net cash used in financing activities during 2004 reflected a $500 million repayment of the 6.125% senior notes due May 1, 2004. Net cash provided by financing activities for 2003 includes $894 million of net proceeds from the debt and trust preferred issuances. In addition, during 2003 we repaid approximately $707 million of short-term debt. All periods also reflect the payments of dividends.

      Dividends. The Delphi Board of Directors declared dividends on Delphi common stock of $0.03 per share on March 23, 2005 and $0.015 per share on June 22, 2005, which was paid on May 2, 2005 and August 2, 2005, respectively. On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend of $0.015 per share on Delphi common stock for the remainder of 2005. In addition, the DIP Credit Facility includes a negative covenant which prohibits the payment of dividends by the Company.
      Stock Repurchase Program. The Board of Directors had authorized the repurchase of up to 19 million shares of Delphi common stock to fund stock options and other employee benefit plans. We did not repurchase any shares during 2005, 2004 and 2003 pursuant to this plan.

U.S. Pension Plans and Other Postretirement Benefits
      Delphi sponsors defined benefit pension plans covering a significant percentage of our U.S. workforce and certain of our non-U.S. workforce. On December 31, 2005, the projected benefit obligation (“PBO”) of the U.S. defined benefit pension plans exceeded the market value of the plan assets by $4.1 billion, compared to $4.3 billion at December 31, 2004; the change is explained as follows:

Underfunded
Status
(PBO basis)

(in billions)
December 31, 2004	$(4.3)
Pension contributions	0.6
2005 asset returns — 13%	1.1
Impact of discount rate decrease by 25 basis points to 5.50%	(0.4)
Interest and service cost	(1.0)
Other	(0.1)

December 31, 2005	$(4.1)

      During 2005, Delphi contributed $0.6 billion to its pension plans, which satisfied our minimum funding requirement as determined by employee benefit and tax laws. Although Delphi’s 2006 minimum funding requirement is approximately $1.2 billion, under current legislation and plan design, Delphi is in chapter 11 and our 2006 contributions will be limited to approximately $0.2 billion, representing the normal service cost. While contributions subsequent to 2006 are dependent on asset returns and a number of other factors, after we make contributions of approximately $0.2 billion in 2006, we would be required by employee benefit and tax laws to make contributions of approximately $2.2 billion in 2007 and approximately $0.6 billion in 2008, assuming no changes to the pension plan design, no major restructuring programs, no funding waivers and emergence from bankruptcy in 2007. These contribution estimates assume that new legislation extending the current rate relief, which expired on April 15, 2006, is enacted. If the legislation is not passed, Delphi’s 2008 minimum funding requirements, under employee benefit and tax laws, could increase by up to $0.9 billion. Finally, proposed legislation before the House and Senate would alter the required contributions outlined above. Our estimate is that in the short term, required contributions may be reduced. In the long term, overall contributions could be increased.
      Delphi’s U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract. Consistent with SFAS No. 87 “Employers’ Accounting for Pensions,” the 2005 pre-tax pension expense and December 31, 2005 PBO do not comprehend any future benefit increases beyond the amounts stated in the currently prevailing contract that expires in September 2007. The current cycle for negotiating new labor contracts is every four years. There has been no past practice of maintaining a predictable level of benefit increases or decreases from one contract to the next. However, the following data illustrate the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. An annual 1% increase in the basic benefit and supplements of the U.S. Hourly Employees Pension Plan would result in a $47 million increase in 2006 pre-tax pension expense and a $0.2 billion increase in the December 31, 2005 PBO. These sensitivities assume no changes to the pension plan design and no major restructuring programs.
      Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curves, with expected cash benefit payments. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when cash benefit payments are expected to be made, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis decreased from 5.75% for 2004 to 5.5% for 2005. This 25 basis point decline in the discount rate increased the underfunded status of our U.S. pension plans by approximately $0.4 billion. The other postretirement discount rate determined on that basis decreased from 6.00% for 2004 to 5.50% for 2005. This 50 basis point decline in the discount rate increased the underfunded status of our U.S. postretirement plans by approximately $0.8 billion.
      For 2005 expense, Delphi assumed a U.S. long-term asset rate of return of 9%. For 2006 expense, we will utilize an 8.75% long-term asset rate of return assumption. In developing these expected long-term rate of return assumptions, we evaluated input from our third-party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. We also considered Delphi’s post-spin off and GM’s pre-spin off historical 15-year compounded return, which was consistent with our long-term rate of return assumption. The 8.75% long-term asset return assumption for 2006 is based on an asset allocation assumption of 50%-75% with U.S. and international equity managers, 25%-40% with fixed income managers, and 0%-10% with other asset managers (primarily real estate). Delphi’s asset managers regularly review the actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. At December 31, 2005, our actual asset allocation was consistent with our asset allocation assumption.
      As permitted under SFAS No. 87, we base our determination of the asset return component of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of December 31, 2005, we had cumulative asset gains of approximately $0.2 billion which remain to be recognized in the calculation of the market-related value of assets.
      The declining interest rate environment and varying asset returns versus expectations in 2000 through 2005 resulted in an accumulated unrecognized actuarial loss of $3.8 billion at December 31, 2005, to which is added an approximately $0.2 billion deferred market value of asset adjustment that is not considered when determining 2006 pension expense. In accordance with SFAS No. 87, $1.4 billion is excluded from determination of 2006 expense, as it falls within our corridor (10% of the higher of projected benefit obligation or fair market value of assets). The remaining actuarial loss of $2.6 billion at December 31, 2005 is amortized over the remaining service life of our pension plan participants. Our expense related to amortization of actuarial losses in 2006 will be approximately $18 million higher than in 2005.
      Delphi’s U.S. pension expense was $582 million and $549 million for 2005 and 2004, respectively. As required by U.S. GAAP, our pension expense for 2006 is determined at the end of 2005. Our 2006 pension expense will be approximately $574 million, excluding any special termination charges and assuming no change to the pension plan design and no major restructuring programs. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

Impact on Pension
Change in Assumption	Expense	Impact on PBO

25 bp decrease in discount rate	+$25 to 35 Million	+$0.4 Billion
25 bp increase in discount rate	-$25 to 35 Million	-$0.4 Billion
25 bp decrease in long-term return on assets	+$20 to 30 Million	—
25 bp increase in long-term return on assets	-$20 to 30 Million	—
      The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the pension plan design and no major restructuring programs.
      U.S. GAAP also requires us to record a charge to stockholders’ equity when certain conditions are met. As of December 31, 2005, our after-tax charge to stockholders’ equity was $2.4 billion, which is lower than last year’s charge to stockholders’ equity of $2.5 billion primarily due to the higher than expected return on assets.
      In addition, we maintain postretirement plans other than pensions that are not funded. At December 31, 2005 and 2004, the amounts reflected in our consolidated balance sheet for postretirement obligations were $6.4 billion and $6.7 billion, respectively. From December 31, 2004 to December 31, 2005, the postretirement liabilities were materially unchanged at $9.6 billion. The variance between the liability and the amount reflected in our consolidated balance sheet consists primarily of accumulated actuarial losses that will be amortized over the remaining service life of our postretirement plan participants.
      These plans do not have minimum funding requirements, but rather are “pay as you go.” As we currently have 0.43 participating retirees for each participating active employee, the cash costs that we incur are lower than the expenses recognized. During the 2005 postretirement plan year, we incurred approximately $235 million of net cash costs including approximately $54 million of payments to GM for certain of our former employees that flowed back to GM and had actuarially been determined to retire. This flowback payment was partially offset by the receipt of $5 million from GM for former GM employees who had transferred to Delphi and had actuarially been determined to retire.
      Delphi’s consolidated balance sheet reflects a payable due to GM for a cash settlement for postretirement obligations associated with employees that transferred from Delphi to GM. In prior periods, this amount was included in the postretirement liability carried on Delphi’s consolidated balance sheet. Delphi’s December 31, 2005 consolidated balance sheet includes approximately $1 billion in liabilities subject to compromise, which is included in postretirement liabilities in prior periods. Refer to Note 12, Liabilities Subject to Compromise of the consolidated financial statements in this Annual Report. Additionally, an $83 million receivable for the cash settlement amount due from GM for postretirement obligations associated with employees transferring from GM to Delphi has been reclassified to other long-term assets.
      Cash settlement between Delphi and GM with respect to this payable and receivable is scheduled to occur at the time the employees are actuarially determined to retire. In accordance with our Separation agreement with GM, we will be paying an average of $100 million per year (flowbacks) over the next five years to GM, and will be receiving an average of $9 million per year from GM associated with employees who have transferred to Delphi. In addition to this, we are also required to make a final net settlement payment of approximately $0.4 billion in 2014.
      The declining interest rate environment and changes in the health care trend and base claims assumptions through 2005 resulted in an accumulated actuarial loss of $4.0 billion at the 2005 measurement date. Of this amount, $1.2 billion of losses were generated in 2005 with approximately $0.8 billion caused by the 50 basis point decline in the discount rate with the remainder primarily caused by changes in the health care base claims and trend assumptions. Of the accumulated loss, $1.0 billion is excluded from determination of 2006 expense as it falls within our corridor (10% of accumulated postretirement benefit obligation) in accordance with SFAS No. 106. The remaining actuarial loss of $3.0 billion is amortized over the remaining service life of our postretirement plan participants. Our expense related to amortization of actuarial losses in 2006 will be approximately $105 million higher than in 2005.
      Delphi’s U.S. postretirement expense was $875 million and $792 million in 2005 and 2004, respectively. As required by U.S. GAAP, our postretirement expense for 2006 is determined at the 2005 measurement date. Our 2006 postretirement expense will be approximately $911 million, excluding any special termination charges. However, for purposes of analysis, the following table highlights the sensitivity of our postretirement obligations and expense to changes in assumptions:

	Impact on	Impact on
Change in Assumption	Postretirement Expense	Postretirement Liability

25 bp decrease in discount rate	+$25 to 35 Million	+$0.3 Billion
25 bp increase in discount rate	-$25 to 35 Million	-$0.3 Billion
      For analytical purposes only, the following table presents the impact that changes in our health care trend rate would have on our postretirement liability and postretirement service and interest cost (in millions):

	Impact on Service	Impact on
% Change	& Interest Cost	Postretirement Liability

+1%	$121	$ 1,306
-1%	$(91)	$(1,143)
      The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the postretirement plan design and no major restructuring programs.
Shareholder Lawsuits
      The Company, along with Delphi Trust I, Delphi Trust II, current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements.
      On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).
      The lawsuits transferred fall into three categories. One group of putative class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a putative class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s bankruptcy filing, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action.

      A second group of putative class action lawsuits variously alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a putative class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants.
      The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). In October 2005, following the filing by the Company of its petition for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, three of the four shareholder derivative actions were closed administratively without prejudice. (Two of the three lawsuits that were closed were pending in the Circuit Court of Oakland County, Michigan, and the other was pending in the United States District Court for the Eastern District of Michigan.) The plaintiff in the remaining shareholder derivative action has agreed to adjourn defendants’ time to respond without date. The two federal derivative actions were transferred to the Multidistrict Litigation.
      In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers. The Shareholder Derivative Actions and the shareholder demand are premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand. That committee of the Board of Directors is still investigating the matter.
      Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. While Delphi maintains directors and officers insurance subject to a $10 million deductible, and has recorded a reserve in the amount of the deductible, the Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material.
      Under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization.

Regulatory Actions and Other Matters
      As previously disclosed, Delphi is the subject of an ongoing investigation by the SEC and the Department of Justice involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the government’s investigations. The Company entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006 and subsequently agreed to extend the suspension until August 31, 2006. The government’s investigations were not suspended as a result of Delphi’s filing for chapter 11. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.
      The Company also believes that the Enforcement Division of the SEC has taken a more proactive role, what the SEC refers to as a “risk based” approach, by seeking information from issuers in an effort to assess issuers’ accounting or disclosure practices before identifying specific wrong-doing. Delphi believes that the previously disclosed inquiry it received during the fourth quarter of 2004 regarding accounting practices related to defined benefit pension plans and other postemployment benefit plans is an example of this practice. Delphi continues to cooperate fully with the SEC’s informal inquiry in this matter.
Environmental Matters
      Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business—Environmental Compliance in this Annual Report. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not be material.
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
      It is expected that Delphi’s restructuring activities will include the sale and/or closure of numerous facilities around the world. In the course of this process, environmental investigations will be performed that may identify previously unknown environmental conditions, triggering additional and possibly material environmental remediation costs.

Inflation
      Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations, other than increased commodity costs as disclosed in the Executive Summary in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recently Issued Accounting Pronouncements
          Inventory Costs
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 on January 1, 2006, and does not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.
          Nonmonetary Exchanges
      In December 2004, the FASB issued SFAS No. 153, “Exchanges on Nonmonetary Assets—an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Delphi will adopt SFAS No. 153 beginning January 1, 2006, and does not expect the adoption to have a material effect on our financial statements.
          Share Based Payments
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued, and will be recognized over the periods that an employee provides service in exchange for the award. In addition, liability awards will be remeasured each reporting period. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) was initially effective for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date by requiring implementation beginning in the next fiscal year beginning after June 15, 2005. Delphi will adopt SFAS No. 123(R) as of January 1, 2006 using the modified prospective method. In 2006, we expect the impact of SFAS No. 123(R) to increase the compensation expense recognized in our consolidated financial statements by approximately $9 million.
          Accounting for Conditional Asset Retirement Obligations
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN No. 47 seeks to clarify the requirement to record liabilities stemming from a legal obligation to perform asset retirement activities on long-lived assets when that retirement is conditioned on a future event. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. On December 31, 2005, we adopted FIN No. 47 and identified conditional retirement obligations primarily related to asbestos abatement at certain of our sites. To a lesser extent, we also have conditional retirement obligations at certain sites related to the removal of storage tanks and polychlorinated biphenyl (“PCB”) disposal costs. We recorded assets of $2 million with offsetting accumulated depreciation of $2 million, and an asset retirement obligation liability of $17 million. We also recorded a cumulative effect charge against earnings of $17 million, after-tax, in 2005. Refer to Note 1, Significant Accounting Policies, of the consolidated financial statements in this Annual Report for additional information.
          Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006, and does not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.
          Other-Than-Temporary Impairments
      In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in the FSPs amend SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and is effective for reporting periods beginning after December 15, 2005. We do not expect the adoption to have a material effect on our financial statements.
Significant Accounting Policies and Critical Accounting Estimates
      Our significant accounting policies are more fully described in Note 1, Significant Accounting Policies, to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
      We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

      The table below presents information about the nature and rationale for Delphi’s critical accounting estimates:

Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption	Item	Required	Used	Key Factors

Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM sourcing • VM policy decisions regarding warranty claims • VMs seeking to hold suppliers responsible for product warranties

Accrued liabilities and other long-term liabilities	Postemployment benefits for inactive employees	Estimates of future costs associated with inactive employees throughout the duration of their employment.	We use our future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. We consider all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled.	• Employee decisions • Customer decisions • Discussions with unions

Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption	Item	Required	Used	Key Factors

Pension and other postretirement benefits	Pension and other postretirement benefits	In calculating our obligation and expense, we are required to select certain actuarial assumptions, as more fully described above in Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs.	Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers.	• Discount rates
• Asset return    assumptions
• Actuarial assumptions    (such as retirement age    and mortality)
• Health care inflation    rates
• Refer to Liquidity and Capital Resources—U.S. Pension Plans and Other Postretirement Benefits above for additional details

Property, plant and equipment, goodwill and other long-term assets	Valuation of long- lived assets and investments	We are required to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites.	We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and consultation with and input from external valuation experts.	• Future production estimates • Customer preferences and decisions • Product Pricing • Manufacturing and material cost estimates

Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption	Item	Required	Used	Key Factors

Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Liabilities subject to compromise	Amount of prepetition liabilities that are subject to compromise	In accordance with SOP 90-7, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Liabilities subject to compromise should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.	Unsecured liabilities of the Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. The amounts of such liabilities as of the Chapter 11 Filings were estimated based upon September 30, 2005 balances adjusted in some cases for pro-rated activity from October 1, 2005 to the chapter 11 filing dates. Liabilities subject to compromise are adjusted for changes in estimates and settlements of prepetition obligations.	• Court actions • Further developments with respect to disputed claims • Determinations of the secured status of certain claims • The values of any collateral securing such claims
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

Forward-Looking Statements
      This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession facility; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Item 1. Business “Potential Divestitures, Consolidations and Wind-Downs”) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise.
      Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies. A plan of reorganization could result in holders of Delphi’s common stock receiving no distribution on account of their interest and cancellation of their interests. As described in the Company’s public statements in response to the request submitted to the U.S. Trustee for the appointment of a statutory equity committee, holders of Delphi’s common stock and other equity interests (such as options) should assume that they will not receive value as part of a plan of reorganization. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing and as stated in its October 8, 2005 press release announcing the filing of its chapter 11 reorganization cases, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in Delphi’s common stock or other equity interests or any claims relating to prepetition liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      We are exposed to market risks from changes in currency exchange rates and certain commodity prices. In order to manage these risks, we operate a centralized risk management program that consists of entering into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in currency exchange rates and commodity prices.
      A discussion of our accounting policies for derivative instruments is included in Note 1, Significant Accounting Policies, to our consolidated financial statements and further disclosure is provided in Note 20,

Fair Value of Financial Instruments, Derivatives and Hedging Activities, to those consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.
      We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Historically we have reduced our exposure through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We also face an inherent business risk of exposure to commodity prices risks, and have historically offset our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. Post-petition, we continue to manage our exposures to changes in currency rates and commodity prices using these derivative instruments. However, due to the substantial uncertainty perceived by institutions and dealers who normally act as counterparties to such instruments as to whether or not Delphi would seek protection under chapter 11 of the Bankruptcy Code, during a substantial portion of the third quarter and a portion of the fourth quarter of 2005 we were not able to enter into hedging instruments. As a result we anticipate that in 2006 our exposure to changes, both favorable and unfavorable, in currency rates and the price of non-ferrous metals and certain other commodities will be increased.
Currency Exchange Rate Risk
      We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. These exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. Currently our most significant currency exposures relate to the Euro, British pound, Polish zloty, Chinese yuan (renminbi), Brazilian real, Hungarian forint, and Turkish new lira. As of December 31, 2005 and 2004, the net fair value asset of all financial instruments (hedges and underlying transactions) with exposure to currency risk was approximately $87 million and $309 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be less than $1 million at December 31, 2005 and approximately $48 million at December 31, 2004. The potential gain in fair value for such financial instruments from a hypothetical 10% favorable change in quoted currency exchange rates would be less than $1 million at December 31, 2005 and approximately $65 million at December 31, 2004. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
      Commodity swaps and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was an asset of approximately $2 million at December 31, 2005 and approximately $14 million at December 31, 2004. If the price of the commodities that are being hedged by our commodity swaps and options contracts changed adversely by 10%, the December 31, 2005 fair value of our commodity swaps and options contracts would decrease by $11 million to a liability of $9 million, and the December 31, 2004 fair value asset would decrease $15 million to a liability of $1 million. If the price of the commodities that are being protected by our commodity swaps and options contracts changed favorably by 10%, the December 31, 2005 fair value of our commodity swaps and options contracts would increase by $11 million and the December 31, 2004 fair value would increase by $15 million. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps and options contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.
Interest Rate Risk
      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently have approximately $2.5 billion of fixed rate debt, junior subordinated notes underlying our trust preferred securities and other debt which are subject to compromise. The interest rate underlying one of our trusts preferred securities is an adjustable rate with an initial five-year fixed rate through November 15, 2008. We also maintain a revolving credit agreement and term loan which carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the LIBOR rate. In addition, our prepetition credit facilities carry an interest rate of 4.00% above the Alternate Base Rate (as defined in the prepetition credit agreement) on the prepetition revolving credit and 5.50% above the Alternate Base Rate on the prepetition term loan based on 100% acceptance of the adequate protection package. Accordingly, the interest rate on the Amended DIP Loans and prepetition facilities will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the facilities.
      In 2004, we issued commercial paper in the U.S., Europe, and Asia. However, throughout 2005 we did not have access to the commercial paper market and do not expect to in the future. Our outstanding commercial paper balance was $0.3 billion at December 31, 2004 and we did not have outstanding commercial paper at December 31, 2005. The maturities on the commercial paper had been short-term with the majority maturing within one month. Additionally, in 2004 we factored accounts receivable in the U.S., Europe, and Asia. As of December 31, 2005 and currently, we factor accounts receivable in Europe and Asia. Factoring program fees are based on an interest rate component.
      The table below indicates interest rate sensitivity to floating rate debt based on amounts outstanding as of December 31, 2005.

	Prepetition	Prepetition
Change in Rate	Term Loan	Revolver	DIP Term Loan	Other(1)

	(in millions)
25 bps decrease in rate	$(2.5)	$(3.8)	$(0.6)	$(1.5)
25 bps increase in rate	$2.5	$3.8	$0.6	$1.5

(1)	Includes European Securitization Program, Accounts Receivable Factoring and other overseas bank debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for Delphi Corporation (“Delphi” or the “Company”). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework described in “Internal Control—Integrated Framework,” issued by the Commission of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Due to the existence of material weaknesses, Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005. The following material weaknesses were in existence as of December 31, 2005:

•	We did not maintain a control environment that fully emphasized the establishment of or adherence to appropriate internal control for certain aspects of the Company’s operations. Principal contributing factors included (i) an insufficient number of or inappropriate depth of experience in the application of U.S. GAAP for its accounting and finance personnel, (ii) the inadequate establishment and maintenance of an effective anti-fraud program, (iii) inadequate documentation of authorization to make changes to payroll data and (iv) inadequate controls over records of employee and retiree demographic information used in determining retirement benefits liabilities.

•	We did not perform a formalized, company-wide risk assessment to evaluate the implications of relevant risks on financial reporting.

•	We failed to design and implement controls over the contract administration process to provide reasonable assurance that significant contracts are adequately analyzed to determine the accounting implications, or to capture, analyze, and record the accounting impact of amendments to existing contracts.

•	Our controls over account reconciliations did not operate effectively. Specifically, controls over the preparation, review and monitoring of account reconciliations of balance sheet accounts to ensure that account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner.

•	Our controls over journal entries did not operate effectively. Specifically, controls surrounding the preparation, independent review, and authorization of journal entries to ensure that entries were accurate and supported by appropriate underlying documentation.

•	Our controls over inventory accounting did not operate effectively. Specifically, controls to determine that (i) consignment inventories (including buy/sell relationships) and pay-on consumption inventories were reconciled on a timely basis; (ii) adjustments to inventory costs or quantities related to annual physical inventories, cycle counts, and negative inventory are made in the appropriate period; (iii) the receipt of raw materials, finished goods returned by customers and finished goods received from production are recorded in the appropriate period; and (iv) the calculation of excess and obsolete inventory reserves are performed accurately and adjustments recorded on a timely basis.

•	Our controls over fixed asset accounting did not operate effectively. Specifically, controls over (i) the proper classification and approval of capitalized maintenance; (ii) the proper and timely transfer of construction-work-in-progress tooling to the fixed assets ledger; (iii) the proper amortization of tooling assets pursuant to corporate guidelines; and (iv) the proper approval and timely recording of disposals and transfers related to fixed assets and special tools.

•	Our controls over income tax accounting and disclosure did not operate effectively. Specifically, controls over the preparation and review of supporting calculations, analyses and disclosures related to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” that provide reasonable assurance that the account balances and disclosures were accurate and supported by appropriate underlying documentation.

•	Our controls over temporary cash disbursements process accounting did not operate effectively. Specifically, controls over a temporary cash disbursements process implemented following the Company’s chapter 11 filing related to (i) unintended over-payments, and (ii) the timely accounting of those payments.
      Because of the existence of these material weaknesses as of December 31, 2005, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in the “Internal Control—Integrated Framework”.
      Management’s assessment of the effectiveness of Delphi Corporation’s internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of Delphi Corporation’s internal control over financial reporting as of December 31, 2005). Additionally, Deloitte & Touche LLP expressed an unqualified opinion on the Company’s 2005 consolidated financial statements; however, that report includes emphasis paragraphs with respect to the restatement of the Company’s 2004 financial statements, the Company’s filing for reorganization under chapter 11 of the United States Bankruptcy Code, and the substantial doubt about the Company’s ability to continue as a going concern. This report appears under Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Delphi Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 8, that Delphi Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment resulting from deficiency in the design or operation of the respective controls:

•	The Company did not maintain a control environment that fully emphasized the establishment of effective internal control over financial reporting. This was evidenced by: (i) an insufficient number of personnel or personnel with an inappropriate depth of experience in the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the Company’s accounting and finance functions, (ii) the lack of a specific anti-fraud program, (iii) insufficient documentation of the authorizations required to make changes to payroll data and (iv) inadequate records of employee and retiree demographic information used in determining retirement benefits liabilities. This weakness has a pervasive effect on internal control over financial reporting and results in a more than remote likelihood that material errors could occur and not be detected. This weakness also contributed to the other material weaknesses described below.

•	The Company did not perform an adequate entity-wide risk assessment to evaluate the implications of relevant risks on its internal control over financial reporting. Due to the significance of performing a comprehensive entity-wide risk assessment on the Company’s ability to design effective internal control over financial reporting, this represents a design deficiency and constitutes a material weakness.

•	The Company failed to design and implement controls over the contract administration process to provide reasonable assurance that each significant contract is adequately analyzed to determine the accounting implications, or to capture, analyze, and record the impact of amendments to existing contracts. Due to the (i) the significance of the contract administration process, (ii) the potential pervasive effect on the financial statement account balances, and (iii) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	The Company’s controls over account reconciliations did not operate effectively. Specifically, controls over the preparation and review of account reconciliations of balance sheet accounts that provide reasonable assurance that the account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner, did not operate effectively. In the aggregate these deficiencies result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.

•	The Company’s controls over journal entries did not operate effectively. Specifically, controls over the preparation, independent review, and authorization of journal entries that provide reasonable assurance that the entries were accurate and supported by appropriate underlying documentation, did not operate effectively. In the aggregate these deficiencies result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.

•	The Company’s controls over inventory accounting did not operate effectively. Specifically, controls to determine that (i) consignment inventories (including buy/sell relationships) and pay-on consumption inventories were reconciled on a timely basis; (ii) adjustments to inventory costs or quantities related to annual physical inventories, cycle counts, and negative inventory are made in the appropriate period; (iii) the receipt of raw materials, finished goods returned by customers and finished goods received from production are recorded in the appropriate period; and (iv) the calculation of excess and obsolete inventory reserves are performed accurately and adjustments recorded on a timely basis, did not operate effectively. In the aggregate these deficiencies result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.

•	The Company’s controls over fixed asset accounting did not operate effectively. Specifically, controls over (i) the proper classification and approval of capitalized maintenance costs; (ii) the proper and timely transfer of construction-work-in-progress tooling to the fixed assets ledger; (iii) the proper amortization of tooling assets pursuant to corporate guidelines; and (iv) the proper approval and timely recording of disposals and transfers related to fixed assets and special tools, did not operate effectively. In the aggregate these deficiencies result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.

•	The Company’s controls over income tax accounting and disclosure did not operate effectively. Specifically, controls over the preparation and review of supporting calculations, analyses and disclosures related to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” that provide reasonable assurance that the account balances and disclosures were accurate and supported by appropriate underlying documentation, did not operate effectively. In the aggregate these deficiencies result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.

•	The Company’s controls over a cash disbursements process accounting did not operate effectively. Specifically, controls over a cash disbursements process implemented following the Company’s chapter 11 filing related to (i) unintended over-payments, and (ii) the timely accounting of those payments, did not operate effectively. In the aggregate these deficiencies result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.

      The material weaknesses described above resulted in material audit adjustments that were necessary in order to present the 2005 financial statements in accordance with generally accepted accounting principles. These audit adjustments had a pervasive effect on the consolidated financial statements and the related footnote disclosures. These material weaknesses result in a more than remote likelihood that a material misstatement of the interim or annual financial statements would not be prevented or detected.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated July 11, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs regarding (1) the effects on the financial statements of the bankruptcy proceedings and (2) the uncertainty related to the Company’s ability to continue as a going concern.
/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
July 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Delphi Corporation:
      We have audited the accompanying consolidated balance sheets of Delphi Corporation (Debtor-in-Possession) and subsidiaries (the “Company” as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the financial statements, certain accompanying consolidated financial statements have been restated.
      As discussed in Notes 3 and 12, the Company has filed for reorganization under chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to comply with the terms and conditions of the debtor-in-possession financing agreement; to obtain confirmation of a plan of reorganization under chapter 11 of the United States Bankruptcy Code; to reduce wage and benefit costs and liabilities through the bankruptcy process; to return to profitability; to generate sufficient cash flow from operations and; to obtain financing sources to meet the Company’s future obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the effect of material weaknesses.
/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
July 11, 2006

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(As Restated
	See Note 2)
	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$12,860	$15,417	$17,029
Other customers	14,087	13,205	11,048

Total net sales	26,947	28,622	28,077

Operating expenses:
Cost of sales, excluding items listed below	25,701	25,989	25,272
Selling, general and administrative	1,644	1,599	1,596
Depreciation, amortization, and asset impairment charges (Note 9)	1,383	1,470	1,120
Goodwill impairment charges (Note 10)	390	46	—

Total operating expenses	29,118	29,104	27,988

Operating (loss) income	(2,171)	(482)	89
Interest expense (Contractual interest expense for 2005 was $356 million) (Note 13)	(318)	(232)	(211)
Other income (expense), net (Note 17)	50	(8)	6

Loss before reorganization items, income taxes, minority interest, equity income and cumulative effect of accounting change	(2,439)	(722)	(116)
Reorganization items	(3)	—	—

Loss before income taxes, minority interest, equity income and cumulative effect of accounting change	(2,442)	(722)	(116)
Income tax (expense) benefit	55	(4,143)	69

Loss before minority interest, equity income and cumulative effect of accounting change	(2,387)	(4,865)	(47)
Minority interest, net of tax	(24)	(39)	(45)
Equity income	71	86	82

Loss before cumulative effect of accounting change	(2,340)	(4,818)	(10)
Cumulative effect of accounting change, net of tax (Note 1)	(17)	—	—

Net loss	$(2,357)	$(4,818)	$(10)

Basic and diluted loss per share
Before cumulative effect of accounting change	$(4.18)	$(8.59)	$(0.02)
Cumulative effect of accounting change	(0.03)	—	—

Basic and diluted loss per share	$(4.21)	$(8.59)	$(0.02)

Dividends declared per share	$0.045	$0.280	$0.280

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		(As Restated
		See Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,221	$950
Restricted cash	36	14
Accounts receivable, net:
General Motors and affiliates	1,920	2,182
Other	2,975	1,484
Retained interest in receivables, net	—	726
Inventories, net:
Productive material, work-in-process and supplies	1,350	1,413
Finished goods	524	545
Deferred income taxes (Note 8)	51	48
Prepaid expenses and other	477	354

Total current assets	9,554	7,716
Long-term assets:
Property, net (Note 9)	5,108	5,946
Deferred income taxes (Note 8)	59	72
Goodwill (Note 10)	363	798
Other intangible assets, net	54	80
Pension intangible assets (Note 15)	891	1,044
Other	994	903

Total assets	$17,023	$16,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt, and debt in default (Note 13)	$3,117	$507
Accounts payable	2,494	3,504
Accrued liabilities (Note 11)	1,192	2,691

Total current liabilities	6,803	6,702
Long-term liabilities:
Long-term debt (Note 13)	273	2,061
Junior subordinated notes due to Delphi Trust I and II (Note 14)	—	412
Pension benefits (Note 15)	310	3,561
Postretirement benefits other than pensions (Note 15)	—	6,297
Other	651	953

Total long-term liabilities	1,234	13,284

Liabilities subject to compromise (Note 12)	15,074	—

Total liabilities	23,111	19,986

Commitments and contingencies (Note 16)
Minority interest	157	198

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2005 and 2004	6	6
Additional paid-in capital	2,744	2,730
Accumulated deficit	(6,429)	(4,047)
Minimum pension liability	(2,395)	(2,507)
Accumulated other comprehensive (loss) income, excluding minimum pension liability	(119)	254
Treasury stock, at cost (3.2 million and 3.8 million shares in 2005 and 2004, respectively)	(52)	(61)

Total stockholders’ deficit	(6,245)	(3,625)

Total liabilities and stockholders’ deficit	$17,023	$16,559

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(As Restated See Note 2)
	(in millions)
Cash flows from operating activities:
Net loss	$(2,357)	$(4,818)	$(10)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and asset impairment charges	1,383	1,470	1,120
Goodwill impairment charges	390	46	—
Deferred income taxes	(142)	4,315	(171)
Employee and product line charges	—	192	396
Pension and other postretirement benefit expenses	1,543	1,408	1,226
Equity income	(71)	(86)	(82)
Reorganization items	3	—	—
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	127	83	(452)
Inventories, net	25	(142)	87
Prepaid expenses and other	232	(158)	(197)
Accounts payable	(163)	367	165
Employee and product line obligations	(64)	(296)	(156)
Accrued and other long-term liabilities	169	(148)	5
Pension contributions and benefit payments	(691)	(672)	(1,033)
Other postretirement benefit payments	(186)	(173)	(120)
Receipts (payments) for reorganization items, net	6	—	—
Other	(50)	137	92

Net cash provided by operating activities	154	1,525	870

Cash flows from investing activities:
Capital expenditures	(1,183)	(967)	(1,088)
Proceeds from sale of property	71	53	42
Cost of acquisitions, net of cash acquired	—	(61)	(39)
Proceeds from divestitures of product lines and joint ventures, net of cash given	245	—	—
Other	73	157	25

Net cash used in investing activities	(794)	(818)	(1,060)

Cash flows from financing activities:
Repayment of debt securities	—	(500)	—
Proceeds from term loan facility, net	983	—	—
Repayments of borrowings under term loan facility	(12)	—	—
Proceeds from revolving credit facility, net	1,484	—	—
Proceeds from debtor-in-possession facility, net	218	—	—
Proceeds advanced under cash overdraft	29	—	—
Net proceeds from issuance of debt securities	—	—	492
Net proceeds from junior subordinated notes due to Delphi Trust I and II	—	—	402
Net repayments of borrowings under other debt	(630)	(7)	(707)
Dividend payments	(64)	(157)	(157)
Issuance of treasury stock	—	2	1
Other	(56)	(23)	(27)

Net cash provided by (used in) financing activities	1,952	(685)	4

Effect of exchange rate fluctuations on cash and cash equivalents	(41)	49	51

Increase (decrease) in cash and cash equivalents	1,271	71	(135)
Cash and cash equivalents at beginning of year	950	879	1,014

Cash and cash equivalents at end of year	$2,221	$950	$879

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated Other
					Comprehensive Loss
				Retained
	Common Stock		Additional	Earnings	Minimum					Total
			Paid-In	(Accumulated	Pension				Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Liability		Other		Stock	Equity (Deficit)

	(in millions)
Balance at December 31, 2002 (As previously reported)	565	$6	$2,636	$1,164	$(1,975)		$(488)		$(111)	$1,232
Restatement adjustments (See Note 2)	—	—	69	(69)	—		—		—	—

Balance at December 31, 2002 (As restated, see Note 2)	565	$6	$2,705	$1,095	$(1,975)		$(488)		$(111)	$1,232
Net loss	—	—	—	(10)	—		—		—	(10)
Currency translation adjustments and other, net of tax	—	—	—	—	—		307		—	307
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		45		—	45
Minimum pension liability adjustment, net of tax	—	—	—	—	(31)		—		—	(31)

Total comprehensive income										311
Shares issued for employee benefit plans, net	—	—	24	—	—		—		36	60
Dividends	—	—	—	(157)	—		—		—	(157)

Balance at December 31, 2003 (As restated, see Note 2)	565	6	2,729	928	(2,006)		(136)		(75)	1,446
Net loss (As restated, see Note 2)	—	—	—	(4,818)	—		—		—	(4,818)
Currency translation adjustments and other, net of tax (As restated, see Note 2)	—	—	—	—	—		339		—	339
Net change in unrecognized gain on derivative instruments, net of tax (As restated, see Note 2)	—	—	—	—	—		51		—	51
Minimum pension liability adjustment, net of tax (As restated, see Note 2)	—	—	—	—	(501)		—		—	(501)

Total comprehensive loss										(4,929)
Shares issued for employee benefit plans, net	—	—	1	—	—		—		14	15
Dividends	—	—	—	(157)	—		—		—	(157)

Balance at December 31, 2004 (As restated, see Note 2)	565	6	2,730	(4,047)	(2,507)		254		(61)	(3,625)
Net loss	—	—	—	(2,357)	—		—		—	(2,357)
Currency translation adjustments and other, net of tax	—	—	—	—	—		(299)		—	(299)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		(74)		—	(74)
Minimum pension liability adjustment, net of tax	—	—	—	—	112		—		—	112

Total comprehensive loss										(2,618)
Shares issued for employee benefit plans, net	—	—	14	—	—		—		9	23
Dividends	—	—	—	(25)	—		—		—	(25)

Balance at December 31, 2005	565	$6	$2,744	$(6,429)	$(2,395	)(a)	$(119	)(b)	$(52)	$(6,245)

(a)	Accumulated Other Comprehensive Loss—Minimum Pension Liability is net of a $1.1 billion tax effect.

(b)	Accumulated Other Comprehensive Loss—Other includes a loss of $131 million within currency translation adjustments and other offset by a gain of $12 million within net change in unrecognized gain on derivative instruments.
See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES
      Nature of Operations — Delphi Corporation (“Delphi” or the “Company”) is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets, but Delphi is continuing to diversify its customer base and geographic markets.
      Consolidation — The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries in which Delphi holds a controlling financial or management controlling interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated.
      Bankruptcy Filing — On October 8, 2005, Delphi and certain of its United States (“U.S.”) subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. Courts and will not be subject to the requirements of the Bankruptcy Code. (Refer to Note 3, Chapter 11 Bankruptcy and Going Concern)
      American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended December 31, 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective on October 8, 2005 and has segregated those items as outlined above for all reporting periods subsequent to such date.
      Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

      Revenue Recognition — Delphi’s revenue recognition policy is in accordance with U.S. GAAP, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. From time to time, Delphi may enter into pricing agreements with its customers that provide for price reductions that are conditional upon achieving certain joint cost saving targets. In December 2004, Delphi entered into such an agreement with GM whereby Delphi committed to 2005 annual price reductions on GM’s annual purchase value with Delphi. In return for this commitment, GM agreed, among other things, to accelerate its cooperation with certain sourcing and cost reduction initiatives of mutual benefit to the two companies and to source certain business to Delphi. In the fourth quarter of 2005, GM reimbursed Delphi for $35 million of the price reductions, which occurred earlier in 2005 for which GM did not meet its corresponding commitment to Delphi. This payment was received prior to December 31, 2005 and was recognized as revenue upon receipt.
      Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time Delphi makes payments to customers in conjunction with ongoing and future business. Delphi recognizes these payments to customers as a reduction to revenue at the time Delphi commits to make these payments.
      Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
      Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $2.2 billion, $2.1 billion, and $2.0 billion for the years ended December 31, 2005, 2004, and 2003, respectively.
      Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.
      Restricted Cash — Delphi has restricted cash balances that represent balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.
      Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. Delphi also has securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At December 31, 2005 and 2004, Delphi had available-for-sale securities with a cost basis of $5 million and $22 million, respectively, and a carrying value of $10 million and $38 million, respectively. In the event that the Company’s debt or equity securities experience an other than temporary impairment in value, such impairment is recognized as a loss in the Statement of Operations.
      In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in the FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and is effective for reporting periods beginning after December 15, 2005. Delphi does not expect the adoption to have a material effect on its financial statements.
      Accounts Receivable — In addition to the asset securitization programs discussed in Note 7, Asset Securitizations, from time to time Delphi enters into agreements to sell its accounts receivable. As of

December 31, 2005, since the agreements allow Delphi to maintain effective control over the receivable, these various accounts receivable factoring facilities were accounted for as short-term debt. In previous years, these transactions were accounted for as a reduction in accounts receivable as the agreements transferred effective control over the receivables to the buyers. The allowance for doubtful accounts, which is established based upon analysis of trade receivables and their contractual due date, was $129 million and $91 million as of December 31, 2005 and 2004, respectively.
      Retained Interest In Receivables — Under Delphi’s U.S. revolving accounts receivable securitization program, the Company sold a portion of its U.S. and Canadian trade receivables to Delphi Receivables LLC (“DR”), a wholly-owned consolidated special purpose entity. DR would then sell, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (the “Conduits”). When DR sold an undivided interest to the Conduits, DR retained the remaining undivided interest. The value of the retained interest, which could include eligible undivided interests that Delphi elected not to sell, is shown separately on the Company’s consolidated balance sheet and therefore is not included in accounts receivable. The allowance for doubtful accounts applicable to the retained interest is allocated to DR from Delphi’s allowance reserve based on the percentage of receivables sold to DR. Delphi assessed the recoverability of the retained interest on a quarterly basis and adjusted to the carrying value as necessary.
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
      From time to time, Delphi may receive payments from suppliers. Delphi recognizes these payments from suppliers as a reduction of the cost of the material acquired during the period to which the payments relate.
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
      Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

      Intangible Assets — Delphi has intangible assets, other than goodwill, of approximately $54 million and $80 million as of December 31, 2005 and 2004, respectively. In general, these intangible assets are being amortized over their useful lives, normally 3-17 years. During 2005, Delphi evaluated for impairment certain intangible assets that had been recorded in conjunction with previous acquisitions. Based on the current fair value of these intangible assets, Delphi management concluded that an impairment of $6 million ($2 million within the Electrical, Electronics, & Safety Sector and $4 million within the Dynamics, Propulsion, Thermal & Interior sector) related to intangible assets is required in 2005.
      Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Delphi reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability.
      Environmental Liabilities — Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law. Considering the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. For closed or closing plants owned by Delphi and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.
      When it has been possible to provide reasonable estimates of Delphi’s liability with respect to environmental sites, provisions have been made in accordance with U.S. GAAP. As of December 31, 2005, our reserve for such environmental investigation and cleanup was approximately $51 million, including approximately $3 million included in liabilities subject to compromise, which reflects in part the retention by GM of the environmental liability for certain inactive sites as part of the Separation. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves. Moreover, facility sales and/or closures relating to the restructuring process could trigger additional and perhaps material environmental remediation costs, as previously unknown conditions may be identified.
      Warranty — Delphi recognizes expected warranty costs for products sold principally at the time of sale of the product based on Delphi management estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Delphi’s estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.
      Asset Retirement Obligations — On January 1, 2003, Delphi adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred. On December 31, 2005, Delphi adopted FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN No. 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The accounting for FIN No. 47 uses the same methodology as SFAS No. 143. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
      As a result of adopting FIN No. 47 on December 31, 2005, Delphi identified conditional retirement obligations primarily related to asbestos abatement at certain of its sites. To a lesser extent, Delphi also has conditional retirement obligations at certain sites related to the removal of storage tanks and polychlorinated biphenyl (“PCB”) disposal costs. Delphi recorded assets of $2 million with offsetting accumulated depreciation of $2 million, and an asset retirement obligation liability of $17 million. Delphi also recorded a cumulative effect charge against earnings of $17 million, after-tax.
      If Delphi had applied FIN No. 47 to prior periods, Delphi would have recorded asset retirement obligations and charges against earnings as of and for the years ended December 31, 2004 and 2003, respectively, as follows:

	December 31,

	2004	2003

	(in millions)
Asset retirement obligations	$16	$15

	Year Ended
	December 31,

	2004	2003

	(in millions)
Charges against earnings	$2	$1

      A reconciliation of the asset retirement obligations for 2005 is as follows:

(in millions)

Asset retirement obligations at January 1, 2005	$—
Accretion	—
Liabilities incurred (primarily adoption of FIN 47)	17
Liabilities settled	—

Asset retirement obligations at December 31, 2005	$17

      The impact on loss per common share (both basic and diluted) in each of 2004 and 2005 would have been less that $0.01 per share.
      Postemployment Benefits — Delphi’s postemployment benefits primarily relate to extended-disability benefit program in the U.S. and supplemental unemployment compensation benefits. Extended-disability benefits are accrued on a service-driven basis and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment. Discounting of the future extended-disability expenditures is based on the nature of the obligation and the timing of the expected benefit payments. At December 31, 2005 and 2004, the short-term extended-disability liability balance of $27 million and $28 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets. The long-term extended-disability liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2005 and 2004 was $226 million and $240 million, respectively, calculated with a discount rate of 5.50% and 5.75%, respectively.
      Employee Termination Benefits — Delphi’s employee termination benefits are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. One-time involuntary termination benefits are accrued when Delphi management commits to a termination plan and the benefit arrangement is communicated to affected employees. Liabilities recorded as of December 31, 2005 and 2004 were not significant.

      Worker’s Compensation Benefits — Delphi’s worker’s compensation benefits are accrued primarily on an event-driven basis and are subject to the existing worker’s compensation laws that can vary by state. Accruals for worker’s compensation benefits represent the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are eligible for retirement or otherwise terminate their employment. Discounting of the future worker’s compensation expenditures is based on the same discount rate as is used to measure Delphi’s pension liability, in that the period of time covered by the future cash flows is similar. The discount rate for December 31, 2005 and 2004 was 5.50% and 5.75%, respectively. At December 31, 2005 and 2004, the short-term worker’s compensation liability balance included in accrued liabilities in the accompanying consolidated balance sheets was $86 million and $75 million, respectively. The long-term worker’s compensation liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2005 and 2004 was $224 million and $152 million, respectively.
      Foreign Currency Translation — Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated Statements of Operations of foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for foreign subsidiaries is generally reported in other comprehensive income. The effect of remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased cost of sales by $53 million, $51 million, and $68 million in 2005, 2004, and 2003, respectively.
      Stock-Based Compensation — Delphi’s stock-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SARs”). As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” Delphi accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, Delphi has followed the nominal vesting period approach for awards issued with retirement eligible provisions, and will continue to follow this approach for existing awards and new awards issued prior to the adoption of SFAS No. 123 revised (“(R)”) in January 2006. Following the adoption of SFAS No. 123(R), Delphi will recognize compensation cost for newly issued equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In 2006, Delphi expects the impact of SFAS No. 123(R) to increase the compensation expense recognized in its consolidated financial statements by approximately $9 million, related to the remaining compensation costs for existing grants.
      Stock options granted during 2004 and 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Compensation expense for restricted stock units is recognized over the vesting period. Compensation expense for SARs is recognized when the current stock price is greater than the SARs’ exercise price.

      If Delphi accounted for all stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, its net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Year Ended December 31,

	2005	2004		2003

	(in millions, except per
	share amounts)
Net (loss) income, as reported	$(2,357)	$(4,818	)(a)	$(10)
Add: Stock-based compensation expense recognized, net of related tax effects	24	11		8
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37)	(23)		(25)

Pro forma net (loss) income	$(2,370)	$(4,830)		$(27)

(Loss) earnings per share:
Basic and diluted— as reported	$(4.21)	$(8.59	)(a)	$(0.02)

Basic and diluted— pro forma	$(4.23)	$(8.61)		$(0.05)

(a)	Includes the impact of adjustments to previously reported income tax expense as described in Note 2, Restatement.
      There were no stock options granted in 2005. The weighted average fair value of stock options granted was $3.02 and $2.27 during 2004 and 2003, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Expected volatility	37.4%	38.6%
Risk-free interest rate	4.1%	2.7%
Expected life (years)	5.0	5.0
Dividend yield	2.8%	3.5%
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
      Delphi manages its exposure to fluctuations in currency exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts, options and swaps with various counterparties. Such financial exposures are managed in accordance with Delphi’s policies and procedures. Delphi does not enter into derivative transactions for speculative or trading purposes.
      As part of the hedging program approval process, Delphi identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Delphi does not enter into derivative transactions that do not have a correlation with the underlying financial risk. The hedge positions entered into by Delphi, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
      Foreign exchange forward and option contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as effective. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2005 and 2004, Delphi’s exposure to movements in interest rates was not significant, and Delphi had no amounts outstanding under derivative instruments to manage interest rate risk or minimize interest expense.
      Common Stock and Preferred Stock — Delphi currently has one class of common stock outstanding. There are 1,350 million shares of common stock authorized, of which 561,781,590 were outstanding (565,025,907 shares issued less 3,244,317 shares held as treasury stock) at December 31, 2005 and 561,210,311 were outstanding (565,025,907 shares issued less 3,815,596 shares held as treasury stock) at December 31, 2004. Holders of Delphi common stock are entitled to one vote per share with respect to each matter presented to its shareholders on which the holders of common stock are entitled to vote. Delphi paid dividends of $0.115 per share in 2005, of which $0.07 was declared in 2004 but was paid in 2005, and $0.28 per share in 2004 and 2003. There are no cumulative voting rights. Delphi’s Board of Directors is also empowered to cause to be issued, in one or more series, preferred stock. The specific terms including the designation of shares, number of shares and dividend features of the preferred stock would be determined at issuance. As of December 31, 2005, Delphi has not issued any preferred stock.
      Loss Per Share — Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in each of 2005, 2004, and 2003, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted loss per share were 560,045 thousand shares, 560,905 thousand shares, and 560,114 thousand shares in 2005, 2004, and 2003, respectively. Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect were 84,808 thousand shares, 91,115 thousand shares and 87,069 thousand shares in 2005, 2004, and 2003, respectively.
      Retention Payments — During the first quarter of 2005, a retention program for U.S. salaried employees and executives as well as international executives was implemented (the “Q1 2005 Retention Program”). Under the terms of the program, U.S. salaried employees, other than executives, received retention payments totaling approximately $13 million in the first quarter of 2005 and executives other than those executive officers subject to the reporting obligations of Section 16 of the Securities Exchange Act of 1934 (the “reporting officers”) received payments totaling approximately $5 million in the third quarter of 2005 that related to the first of three installment payments under the plan. The cost associated with the retention program payments attributable to all U.S. salaried employees, including executives other than the reporting officers, was being recognized over the related service period. However, based upon a change in Delphi management’s intention with respect to enforcing the retention agreements for U.S. employees, including executives other than the reporting officers, the remaining unamortized balance for these employees was expensed in the fourth quarter of 2005. On February 17, 2006, as part of the Courts’ approval of portions of the Key Employee Compensation Program (“KECP”), the Company cancelled the outstanding installments due to executives other than the reporting officers.
      Additionally, under the Q1 2005 Retention Program, the reporting officers were to receive payment of an award in four equal installments over a two-year period. The first installment was paid in the third quarter of 2005 totaling approximately $0.6 million. Also on February 17, 2006, as part of the Courts’ approval of portions of the KECP, the company cancelled the outstanding installments of the reporting officers’ retention awards.
      Contractual Interest Expense — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in the income statement in accordance with the provisions of SOP 90-7.

      Recently Issued Accounting Pronouncements —

Inventory Costs
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends ARB No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 on January 1, 2006, and does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

Nonmonetary Exchanges
      In December 2004, the FASB issued SFAS No. 153, “Exchanges on Nonmonetary Assets— an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Delphi will adopt SFAS No. 153 beginning January 1, 2006, and does not expect the adoption to have a material effect on its financial statements.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006, and does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

Other-Than-Temporary Impairments
      In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in the FSP’s amend SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption to have a material effect on its financial statements.

2.	RESTATEMENT
      Subsequent to the issuance of Delphi’s consolidated financial statements for the years ended December 31, 2004, Delphi management determined that its previously issued financial statements for 2004 required restatement to correct the accounting for income taxes. In 2005, to begin to address a significant deficiency identified during Delphi’s 2004 assessment of internal control over financial reporting, Delphi implemented a new process to accumulate and record deferred tax assets and liabilities at its

non-U.S. locations. As a result of this implementation, Delphi determined that net deferred taxes included in the consolidated balance sheet as of January 1, 2005 was misstated by $39 million requiring a correction by increasing 2004 income tax expense. In addition, other adjustments were identified and corrected related to the calculation of the 2004 income tax provision amounting to an additional $26 million of income tax expense.
      In addition, as previously disclosed in Amendment No. 1 dated May 1, 2006 to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company decreased by $69 million previously reported net income for the period ending December 31, 2000 which resulted in a corresponding increase in additional paid-in capital and reduction in retained earnings of $69 million, but in no change in total stockholders’ (deficit) equity in each subsequent period.
      Corrections have also been made in previously issued financial statements to include employee and product line charges in cost of sales within the Consolidated Statements of Operations, to separately identify goodwill impairment charges within the Consolidated Statements of Operations, to classify certain pension liabilities as minimum pension liability within other comprehensive income on the Consolidated Balance Sheets, to separately identify restricted cash in the Consolidated Balance Sheets, to separately identify the non-cash pension and other postemployment benefit expense, and to separately identify global pension contributions and other post employment benefit payments within the operating section of the Consolidated Statements of Cash Flows.
      The following is a summary of the impact of the restatement on the originally issued consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows included in this filing.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2004

	As Previously	As
	Reported	Restated

	(in millions, except per
	share amounts)
Cost of sales, excluding items listed below	$25,797	$25,989
Depreciation, amortization, and asset impairment charges	$1,516	$1,470
Goodwill impairment charges	$—	$46
Employee and product line charges	$192	$—
Income tax (expense) benefit	$(4,078)	$(4,143)
Net Loss	$(4,753)	$(4,818)

Basic and diluted loss per share	$(8.47)	$(8.59)

CONSOLIDATED BALANCE SHEET

	December 31, 2004

	As Previously	As
	Reported	Restated

	(in millions)
Cash and cash equivalents	$964	$950
Restricted cash	$—	$14
Accounts receivable, net— other	$1,476	$1,484
Deferred income taxes— current assets	$39	$48
Deferred income taxes— noncurrent assets	$130	$72
Other— noncurrent assets	$896	$903

Accrued liabilities	$2,694	$2,691
Pension benefits	$3,523	$3,561
Other long-term liabilities	$936	$953

Additional paid-in capital	$2,661	$2,730
Accumulated deficit	$(3,913)	$(4,047)
Minimum pension liability	$(2,469)	$(2,507)
Accumulated other comprehensive income, excluding minimum pension liability	$237	$254
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2004

	As Previously	As
	Reported	Restated

	(in millions)
Net loss	$(4,753)	$(4,818)
Depreciation, amortization, and asset impairment charges	$1,516	$1,470
Goodwill impairment charges	$—	$46
Deferred income taxes	$4,259	$4,315
Pension and other postretirement benefit expenses	$—	$1,408
Accounts receivable and retained interests in receivables, net	$91	$83
Prepaid expenses and other	$(151)	$(158)
Accrued and other long-term liabilities	$408	$(148)
Pension contributions and benefit payments	$—	$(672)
Other postretirement benefit payments	$—	$(173)
Other cash flows from operating activities	$120	$137

Cash and cash equivalents at the beginning of year	$893	$879
Cash and cash equivalents at end of year	$964	$950
3. CHAPTER 11 BANKRUPTCY AND GOING CONCERN
      On October 8, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York for reorganization relief under chapter 11 of the Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors will continue to operate their businesses as a “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. courts and will not be subject to the requirements of the Bankruptcy Code.
      The Debtors are operating pursuant to chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the debtor-in-possession (“DIP”) financing agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations and; (vi) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
      On March 31, 2006, the Debtors announced their transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. Any sale or wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering and wheel bearings. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. The Company intends to sell or wind-down non-core product lines and manufacturing sites by January 1, 2008. Delphi has also begun discussions with certain governmental agencies whose policies could help improve the competitiveness of plants and product lines regardless of whether they are being retained or offered for sale.
      Also, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion was held throughout May 2006, continued into June, and adjourned until August 11, 2006. Although the Debtors believe discussions with the Debtors’ unions and GM are progressing constructively, the parties have not yet reached comprehensive agreements. While we believe that the filing of the 1113 and 1114 motion with the Court is necessary to protect the Debtors’ interests, we are continuing discussions and remain focused on pursuing a consensual resolution with all of our unions and GM.
      In addition to addressing our legacy liabilities and improving the competitiveness of our U.S. operations through negotiation with our unions and GM and by rationalizing our portfolio, we have identified other necessary elements of a comprehensive transformation plan, including reducing our selling, general and administrative costs, realigning our salaried benefit programs to size these costs with the rationalized portfolio and make them competitive with more cost-competitive companies and obtaining relief permitting us to amortize funding obligations to our defined benefit U.S. pension plans over a longer period of time than would otherwise be available once we emerge from chapter 11. We have identified cost saving opportunities with the planned portfolio and product rationalizations and we expect to reduce our global salaried workforce by as many as 8,500 employees using existing salaried separation pay programs. In addition, in order to retain our existing U.S. defined benefit pension plans for both hourly and salaried workers, we intend to freeze those plans and going forward adopt or modify existing defined contribution plans that will include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.
      There can be no assurances, however, that we will be successful in achieving our objectives. Our ability to achieve our objectives is conditioned, in most instances, on the approval of the Court, and the support of our stakeholders, including GM, our labor unions, and our creditors.
      Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay of proceedings provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 12, Liabilities Subject to Compromise.
      Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, Delphi expects that additional liabilities subject to compromise and resolution in the chapter 11 cases may arise as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, Delphi would expect that the assumption of certain executory contracts may convert existing liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, Delphi is unable to project the magnitude of such claims with any degree of certainty at this time.
      The financial statements of the Debtors are presented as follows:
Basis of Presentation
      Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Delphi’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net loss is included as “Equity loss from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. Amounts presented in the statement of cash flows for the period from the Chapter 11 Filings to December 31, 2005 were estimated based upon estimated asset and liability balances as of the filing dates and actual balances as of December 31, 2005, as well as the aforementioned estimated results of operations for the period from the Chapter 11 Filings to December 31, 2005. The Debtor’s financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.
      Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtors’ non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as intercompany receivables, loans and payables.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

October 8, 2005 to
December 31, 2005

(in millions)
Net sales:
General Motors and affiliates	$2,482
Other customers	1,717
Intercompany non-Debtor subsidiaries	131

Total net sales	4,330

Operating expenses:
Cost of sales, excluding items listed below	4,238
Selling, general and administrative	259
Depreciation, amortization, and asset impairment charges	274
Goodwill impairment charges	140

Total operating expenses	4,911

Operating loss	(581)
Interest expense (contractual interest expense was $118 million)	(80)
Other income (expense), net	8

Loss before reorganization items, income tax expense, equity income and cumulative effect of accounting change	(653)
Reorganization items	1
Income tax benefit	30
Equity income from non-consolidated subsidiaries, net of tax	24
Equity loss from non-Debtor subsidiaries, net of tax	(213)
Cumulative effect of accounting change, net of tax	(15)

Net loss	$(826)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

December 31, 2005

(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,361
Accounts receivable, net:
General Motors and affiliates	1,654
Other third parties	1,428
Non-Debtor subsidiaries	287
Notes receivable from non-Debtor subsidiaries	349
Inventories, net:
Productive material, work-in-process and supplies	820
Finished goods	286
Prepaid expenses and other	354

Total current assets	6,539
Long-term assets:
Property, net	2,743
Goodwill	139
Other intangible assets, net	42
Pension intangible assets	871
Investments in non-Debtor subsidiaries	3,131
Other	675

Total assets	$14,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$2,519
Accounts payable	1,027
Accounts payable to non-Debtor subsidiaries	486
Accrued liabilities	410

Total current liabilities	4,442
Long-term liabilities not subject to compromise:
Debtor-in-possession financing	250
Employee benefit plan obligations and other	550

Total long-term liabilities	800
Liabilities subject to compromise	15,143

Total liabilities	20,385

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued	6
Additional paid-in capital	2,744
Accumulated deficit	(6,429)
Minimum pension liability, Debtors only	(2,304)
Accumulated other comprehensive loss, including minimum pension liability of non-Debtor subsidiaries	(210)
Treasury stock, at cost (3.2 million shares)	(52)

Total stockholders’ deficit	(6,245)

Total liabilities and stockholders’ deficit	$14,140

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

October 8, 2005 to
December 31, 2005

(in millions)
Cash flows from operating activities:
Net loss	$(826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and asset impairment charges	274
Goodwill impairment charges	140
Deferred income taxes	(16)
Pension and other postretirement benefit expenses	339
Equity income from unconsolidated subsidiaries, net of tax	(24)
Equity loss from non-Debtor subsidiaries, net of tax	213
Reorganization items	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(651)
Inventories, net	(19)
Prepaid expenses and other	172
Accounts payable, accrued and other long-term liabilities	1,139
Pension contributions and benefit payments	(2)
Other postretirement benefit payments	(51)
Receipts (payments) for reorganization items, net	9
Other	(39)

Net cash provided by operating activities	657

Cash flows from investing activities:
Capital expenditures	(90)
Proceeds from sale of property	1
Other	(33)

Net cash used in investing activities	(122)

Cash flows from financing activities:
Proceeds from debtor-in-possession facility, net	218
Proceeds from prepetition secured revolving credit facility, net	1
Proceeds advanced under cash overdraft	29
Repayments of borrowings under other debt	(2)

Net cash provided by financing activities	246

Increase in cash and cash equivalents	781
Cash and cash equivalents at beginning of period	580

Cash and cash equivalents at end of period	$1,361

4.	REORGANIZATION ITEMS
      SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items consist of the following:

Year Ended
December 31, 2005

(in millions)
Professional fees directly related to reorganization	$28
Interest income	(11)
Gain on settlement of prepetition liabilities	(8)
Other	(6)

Total Reorganization Items	$3

      In 2005, reorganization items resulted in approximately $6 million of cash received entirely related to interest income. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors and secured creditors.

5.	EMPLOYEE AND PRODUCT LINE LIABILITY
          2004 and 2003 Charges
      In the fourth quarter of 2004, Delphi recorded charges primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in these charges were postemployment obligations and other exit costs. The employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at impaired sites, combined with the budget business plan outlook for such sites and product lines. The postemployment obligations include estimated costs for other than temporarily idled employees, primarily at U.S. sites being consolidated, throughout the duration of their contractual employment. In the third quarter of 2005, the accrued liabilities for postemployment obligations included in the employee and product line liability were transferred to the postemployment benefits liability included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet (Refer to Note 11, Accrued Liabilities).
      During 2004, Delphi achieved the restructuring plans approved by its Board of Directors in the third quarter of 2003 to reduce its hourly and salaried workforce by approximately 9,675 employees. These plans entailed workforce reductions through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) hourly employees may return (“flowback”) to GM. As required under U.S. GAAP, Delphi records the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, Delphi recorded charges for employee costs of $86 million in 2004, which is included in cost of sales. No charges were recorded in conjunction with these plans during 2005.

      The following is a summary of the activity in the employee and product line liability related to the above plans:

Employee and Product Line Liability	Employee Costs	Exit Costs	Total

	(in millions)
2003 charges	$381	$15	$396
Usage during 2003	(135)	(3)	(138	)(a)
Transfer to long-term liabilities	—	(7)	(7)

Balance at December 31, 2003	$246	$5	$251

Charges during 2004	180	14	194	(b)
Usage during 2004	(302)	(1)	(303	)(c)
Less: reversal of 2003 charges	—	(2)	(2)

Balance at December 31, 2004	$124	$16	$140

Usage during 2005	(59)	(5)	(64)
Transfer to postemployment benefits	(61)	—	(61	)(d)

Balance at December 31, 2005	$4	$11	$15	(e)

(a)	The $138 million of usage in 2003 includes $6 million of non-cash special termination pension and postretirement benefits for the year ended December 31, 2003.

(b)	Amount includes $81 million of contractual postemployment liabilities associated with other than temporarily idled employees recorded in the fourth quarter of 2004. In 2005, the remaining balance from these liabilities was transferred to accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet see note (e) below.

(c)	The $303 million of usage in 2004 includes $7 million of non-cash special termination pension and postretirement benefits for the year ended December 31, 2004.

(d)	$61 million of contractual postemployment liabilities associated with other than temporarily idled employees transferred from employee and product line liability to the postemployment benefits liability included accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet (Refer to Note 11, Accrued Liabilities).

(e)	Included in liabilities subject to compromise in the accompanying consolidated balance sheet.
      During 2005, 2004 and 2003, Delphi paid $64 million, $296 million and $156 million, respectively, related to employee and product line restructuring plans announced in the third quarter of 2003 and in the fourth quarter of 2004, as shown on its consolidated statement of cash flows. The remainder of the $15 million employee and product line liability balance shown in the table may be subject to compromise or other treatment under the Debtors plan of reorganization.
          2002 Charges Paid in 2003
      As previously disclosed, restructuring actions approved in the first quarter of 2002 were completed as planned in the first quarter of 2003. The total cash paid in 2003 was $156 million, as shown on the Company’s consolidated statement of cash flows. Of this amount, $132 million was paid in 2003 related to the 2003 charges discussed above and $24 million was paid in the first quarter related to the 2002 charges.

6.	ACQUISITIONS AND DIVESTITURES
      On June 30, 2005, Delphi reached final agreement to sell its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”), for approximately $203 million. The transaction, comprised of net assets totaling approximately $171 million ($150 million within the Dynamics, Propulsion, Thermal & Interior Sector and $21 million within the Electrical, Electronics & Safety Sector), including approximately $8 million of cash, closed July 1, 2005. On September 29, 2005, a final purchase price adjustment was agreed to by JCI and Delphi and as a result, JCI paid additional proceeds of approximately $12 million to Delphi. In connection with the transaction, Delphi entered into a contract manufacturing supply arrangement, becoming a Tier 2 supplier to JCI, and began supplying batteries from its two U.S. plants to JCI for a transition period ending on or before November 30, 2007. The final agreement with JCI contemplates a future possible transfer of operating assets of one of the two U.S. plants supplying batteries under the contract manufacturing supply agreement. The receipt of the $215 million cash purchase price was not contingent upon completion of the future possible transfer.
      The business sold generated approximately $463 million annually in global consolidated revenues. Delphi recognized a gain on the sale of the battery business of $44 million ($35 million within the Dynamics, Propulsion, Thermal & Interior Sector and $9 million within the Electrical, Electronics & Safety Sector) in 2005. In addition, valuation adjustments of $24 million were recorded, reducing the carrying value of the retained assets of the battery product line. Of the $24 million, $4 million was recorded in cost of sales, $2 million was recorded in selling, general and administrative, and $18 million was recorded in depreciation, amortization, and asset impairment charges.
      In conjunction with the sale of its battery business, Delphi entered into an agreement with its principal battery customer under which Delphi could receive up to $30 million over the next three years if certain performance criteria are met. $11 million was received in cash in 2005 related to this agreement, approximately $7 million of which was recognized as a reduction of cost of sales and the remaining approximately $4 million was recorded as deferred income as it relates to price reductions over the next three years.
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
      The acquisitions have been accounted for under the purchase method of accounting and the results of operations are included in Delphi’s consolidated financial statements from the date of acquisition. The pro forma effects of these acquisitions would not be materially different from reported results.

7.	ASSET SECURITIZATIONS
          U.S. Program
      Prior to the initial chapter 11 filing, Delphi maintained a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). The U.S. Facility Program was terminated as a result of the initial chapter 11 filing on October 8, 2005. The U.S. Facility program had been amended in March 2005 to allow Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as a sale of receivables, was accounted for as a secured borrowing.
      Under the U.S. Facility Program, Delphi transferred a portion of its U.S. originated trade receivables to DR, a wholly owned consolidated special purpose entity. DR would then transfer, on a non-recourse basis (subject to certain limited exceptions), an undivided interest in the receivables to asset-backed, multi-seller commercial paper conduits (“Conduits”). Neither the Conduits nor the associated banks are related to Delphi or DR. The Conduits typically financed the purchases through the issuance of A1/P1 rated commercial paper. In the event that the Conduits would have become unable to or otherwise elect not to issue commercial paper and make purchases, the associated banks were obligated to make the purchases. The sale of the undivided interest in the receivables from DR to the Conduits was accounted for as a sale under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in periods through December 31, 2004. Through 2004, when DR sold an undivided interest to the Conduits, DR retained the remaining undivided interest. The value of the undivided interest sold to the Conduits was excluded from Delphi’s consolidated balance sheet thereby reducing accounts receivable in periods through December 31, 2004. The value of the retained interest in receivables held by DR, which may have included eligible undivided interests that Delphi elected not to sell, was shown separately on its consolidated balance sheet and therefore was not included in accounts receivable in 2004. As of December 31, 2004, the retained interest in receivables was $726 million. Delphi assessed the recoverability of the retained interest on a quarterly basis and adjusted to the carrying value as necessary.
      At the time DR sold the undivided interest to the Conduits the sale was recorded at fair value with the difference between the carrying amount and fair value of the assets sold included in operating income as a loss on sale. This difference between carrying value and fair value is principally the estimated discount inherent in the U.S. Facility Program, which reflects the borrowing costs as well as fees and expenses of the Conduits (approximately 1.4% to 2.7% in 2004), and the length of time the receivables are expected to be outstanding. The loss on sale was approximately $4 million for the year ended December 31, 2004. Additionally, Delphi performed collections and administrative functions on the receivables transferred similar to the procedures Delphi uses for collecting all of its receivables, including receivables that were not transferred under the U.S. Facility Program. Delphi could elect to keep the collections and transfer additional receivables in exchange; or, Delphi could transfer the cash collections to the Conduits thereby reducing the amount of transfers of undivided interests to the Conduits. The nature of the collection and administrative activities and the terms of the U.S. Facility Program did not result in the recognition of a servicing asset or liability in 2004 under the provisions of SFAS 140 because the benefits of servicing to Delphi were just adequate to compensate it for its servicing responsibilities.
      The U.S. Facility Program, which was among Delphi, DR, the Conduits, the sponsoring banks and their agents, had a borrowing limit of $600 million at December 31, 2004. The table below summarizes certain cash flows received from and paid to the Conduits under the revolving U.S. Facility Program during the year ended December 31, 2004 (in millions):

Year Ended
December 31, 2004

Undivided interests sold at beginning of period	$323
Proceeds from new securitizations (sale of undivided interests)	2,760
Collections related to undivided interest sold(a)	(3,803)
Collections reinvested through sale of additional undivided interests	1,070

Undivided interests sold at December 31	$350

(a)	Of the collections received on the undivided interests sold, for the year ended December 31, 2004, $2,733 million was remitted to the Conduits and $1,070 million was reinvested.
          European Program
      The Chapter 11 Filings triggered early termination events under the European accounts receivables securitization program (the “European Program”). On October 28, 2005, Delphi and the institutions sponsoring the European Program entered into a preliminary agreement, which was finalized on November 18, 2005 (the “Agreement”), permitting continued use of the European Program despite the occurrence of early termination events. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under the Bankruptcy Code. The Agreement allows for continued use of the European Program and incorporates amendments resulting from the Agreement, including revised financial covenants and pricing, provides an availability of €145 million ($171 million at December 31, 2005 currency exchange rates) and £10 million ($17 million at December 31, 2005 currency exchange rates), and an expiration date of March 31, 2006. On February 20, 2006, the European Program was further amended to extend the expiration date to December 31, 2006 with substantially the same terms and conditions.
      Accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2005, outstanding borrowings under this program were approximately $149 million. As of December 31, 2004, Delphi had no significant accounts receivable transferred under this program.

8.	INCOME TAXES
      Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change for U.S. and non-U.S. operations was:

	Year Ended December 31,

	2005	2004	2003

	(in millions)
U.S. income (loss)	$(2,538)	$(1,450)	$(742)
Non-U.S. income	49	681	576

Subtotal before impact of minority interest and cumulative effect of accounting change	(2,489)	(769)	(166)
Cumulative effect of an accounting change	17	—	—
Minority interest, primarily non-U.S.	30	47	50

Total	$(2,442)	$(722)	$(116)

      The provision (benefit) for income taxes was:

	Year Ended December 31,

	2005	2004	2003

		(As Restated
		See Note 2)
		(in millions)
Current income tax expense (benefit), net
U.S. federal	$(67)	$(277)	$61
Non-U.S.	85	132	117
U.S. state and local	—	(5)	4

Total current income tax expense (benefit)	18	(150)	182
Deferred income tax expense (benefit), net
U.S. federal	(11)	4,051	(288)
Non-U.S.	(66)	38	50
U.S. state and local	—	197	(18)

Total deferred income tax expense (benefit)	(77)	4,286	(256)
Investment tax credits	(2)	(1)	(1)

Subtotal before impact of minority interest	(61)	4,135	(75)
Income tax provision related to minority interest	6	8	6

Income tax expense (benefit)	$(55)	$4,143	$(69)

      A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,

	2005	2004	2003

		(As Restated
		See Note 2)
		(in millions)
Tax at U.S. federal statutory income tax rate	$(881)	$(269)	$(59)
U.S. state and local income taxes	—	(9)	(14)
Impact of change in state and local effective rate	—	37	—
Non-U.S. income taxed at other rates	(22)	(69)	(23)
Change in valuation allowance	938	4,677	33
Research and experimentation credits, gross	(49)	(57)	(57)
Other tax credit and deduction carryforwards	—	(30)	(29)
Provision-to-return adjustments	—	(23)	(10)
Various nondeductible expenses	10	12	12
U.S. tax on unremitted earnings of non-U.S. subsidiaries	36	76	11
Residual tax on non-U.S. earnings remitted from joint ventures	5	5	6
U.S. tax on non-U.S. located branches	1	1	5
Employee stock option plan payments	(2)	(4)	(4)
Difference in basis for RSU awards	—	—	10
Reversal of income tax reserves due to completion of pre-spin tax audits	(12)	(165)	—
Reversal of income tax reserves due to completion of U.S. federal income tax audits for post-Separation 1999 and 2000	—	(12)	—
Other changes in tax reserves	(14)	(20)	30
Medicare reimbursement	(30)	(22)	—
Unrealized gains/losses included in other comprehensive income	(42)	12	—
Other adjustments	1	(5)	14

Total income tax provision (benefit)	$(61)	$4,135	$(75)

      Deferred income tax assets and liabilities for 2005 and 2004 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Temporary differences that gave rise to deferred tax assets and liabilities included:

	December 31,

	2005		2004

			(As Restated See Note 2)
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(in millions)
Other postretirement benefits	$2,812	$—	$2,523	$—
Pension benefits	1,031	1	1,039	38
Other employee benefits	302	22	169	54
Depreciation	282	313	36	283
Tax on unremitted profits	—	36	—	248
Net operating loss carryforwards	272	—	1,206	—
General business credit carryforwards	344	—	328	—
R&D capitalization	1,083	—	—	—
Other U.S.	322	145	363	154
Other non-U.S.	125	71	89	77

Total	6,573	588	5,753	854
Valuation allowances	(5,891)	—	(4,947)	—

Total deferred taxes	$682	$588	$806	$854

      Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Due to Delphi’s history of U.S. losses over the previous three years, combined with the deterioration in its current U.S. operating outlook for the near to medium term that occurred in late 2004 and early 2005, Delphi determined that it could no longer support realization of such amounts under SFAS No. 109, Accounting for Income Taxes. Accordingly, Delphi recorded a valuation allowance on the U.S. deferred tax assets of $4,731 million as of December 31, 2004 and an additional $893 million as of December 31, 2005. Delphi continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its U.S. operations. Additionally, increases in valuation allowances for certain non-U.S. net deferred tax assets were recorded in the amount of $51 million and $10 million for the years ended December 31, 2005 and December 31, 2004, respectively.
      Delphi has deferred tax assets for net operating loss (“NOL”) carryforwards of $114 million, net of a valuation allowance of $158 million. This amount relates to non-U.S. tax jurisdictions with expiration dates ranging from one year to indefinite. Delphi has elected, with respect to 2004 and certain prior years, and will elect, when it files its 2005 U.S. consolidated tax return, to capitalize U.S. research and development (“R&D”) expenditures for tax purposes. The effect of this capitalization is to substantially eliminate the deferred tax asset with respect to U.S. NOL carryforwards and to create a deferred tax asset for capitalized R&D expenditures, which will be amortized as a tax deduction over a period of ten years, beginning in the year of capitalization.
      Dividends from non-U.S. affiliates remitted during 2005 were approximately $1.3 billion, plus estimated gross-up for associated foreign tax credits of approximately $500 million. As discussed above, in order to avoid creating potentially unusable foreign tax credit carryforwards, Delphi capitalized R&D expenditures pursuant to Section 59(e) of the Internal Revenue Code, thus reducing net operating losses and permitting current use of foreign tax credits to offset tax on the dividend income.

      After filing its 2005 U.S. federal tax return, Delphi expects to have no U.S. NOL carryforwards, no capital loss carryforwards, no charitable contribution carryforwards, minimal foreign tax credit carryforwards, and substantial general business credit carryforwards. Delphi has recorded a deferred tax asset of $344 million, subject to a full valuation allowance, for the general business credit carryforwards, which expire in 2019 through 2025.
      Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed cumulative earnings, not deemed to be indefinitely reinvested. U.S. income taxes have not been provided on approximately $1.1 billion of cumulative undistributed earnings of non-U.S. subsidiaries as of December 31, 2005, as such amounts are deemed to be indefinitely reinvested. It is not practicable to calculate the unrecognized tax provision on these earnings. In addition, Delphi currently experiences tax credits and holidays in various non-U.S. jurisdictions with expiration dates from 2005 through indefinite. The income tax benefits attributable to these tax credits and holidays are approximately $26 million ($0.05 per share) for 2005, $47 million ($0.08 per share) for 2004 and $29 million ($0.05 per share) for 2003. A portion of these tax benefits are already offset by deferred tax liabilities recorded for U.S. taxes on unremitted profits from these operations.
      Annual tax provisions include amounts that may result from examination of prior year non-U.S., U.S., state and local tax returns, as well as customs audits. Examinations of U.S. Federal tax returns for years prior to 2004 have been substantially settled.
      Cash paid for income taxes, primarily non-U.S., was $113 million, $119 million and $122 million in 2005, 2004 and 2003, respectively.
      In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act provides certain benefits for domestic manufacturing operations which, because Delphi’s U.S. manufacturing operations currently operate at a loss for tax purposes, is not expected to benefit Delphi in the near term. The Act also provided a temporary incentive for U.S. corporations to repatriate earnings from non-U.S. subsidiaries. Delphi determined that, in its case, claiming the temporary incentive would have required the payment of cash taxes that, due to available U.S. tax attributes including foreign tax credits, would not be required for dividends under the normal tax rules. In view of this, Delphi decided not to utilize the temporary incentive and the tax provision for 2005 is calculated accordingly.
9. PROPERTY, NET
      Property, net consisted of:

		December 31,
	Estimated Useful
	Lives (Years)	2005	2004 (a)

		(in millions)
Land	—	$131	$118
Land and leasehold improvements	3-31	269	292
Buildings	29-40	1,925	2,148
Machinery, equipment, tooling and spare parts	3-27	8,742	10,922
Furniture and office equipment	3-15	661	644
Construction in progress	—	245	516

Total		11,973	14,640
Less: accumulated depreciation and amortization		(6,865)	(8,694)

Total property, net		$5,108	$5,946

(a)	Certain amounts have been reclassified.

      In 2005, Delphi exercised its options to purchase certain of the Company’s leased property. As a result, in the second quarter of 2005 Delphi completed the purchase of its Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. Additionally, in the third quarter of 2005 Delphi completed the purchase of a facility in Vienna, Ohio for approximately $28 million. As of December 31, 2005, these properties were included in the net property balance on the consolidated balance sheet. Prior to the purchase, these leases were accounted for as operating leases.
      Asset impairment charges related to the valuation of long-lived assets held for use were charged to depreciation, amortization, and asset impairment charges in the amounts of $233 million, $326 million, and $58 million in 2005, 2004, and 2003, respectively. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
      As previously disclosed, Delphi has experienced deteriorated financial performance resulting in substantial net losses in 2005 and 2004. Delphi believes that several significant issues have largely contributed to the deterioration of Delphi’s financial performance: (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, the Company’s largest customer, produces annually in the U.S. and related pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations. As a result, Delphi has lowered expectations for future performance absent the ability to complete a transformation plan through its reorganization under chapter 11 of the Bankruptcy Code.
      The deterioration of Delphi’s U.S. financial performance as discussed above, combined with an unfavorable outlook absent completion of a successful U.S. reorganization, was an indicator for potential impairment. Additionally, reduced profitability at certain sites and product lines in Western Europe resulting from flattening revenue together with higher commodity costs was also considered. In testing the recoverability of its long-lived assets, Delphi considered projected future undiscounted cash flows based on a probability weighted assessment of its business plans assuming no changes in the current operating environment, including no changes to the Company’s overall cost structure or compromise of any of its legacy liabilities, as well as business plans assuming varying levels of transformation pursuant to Delphi’s ongoing transformation plan. As Delphi’s bankruptcy case proceeds and its transformation plan is further developed, Delphi may determine that additional impairment charges are required to be recognized.
      Delphi management determined the asset impairment charges in each year by comparing the estimated undiscounted future cash flows against the carrying values of assets. Specifically, Delphi tested certain long-lived assets, primarily property, plant, and equipment, for impairment at each plant site that had operating losses during 2005 and 2004, respectively, and/or an expectation of future losses over the remaining asset life. In accordance with SFAS No. 144, where the carrying value of the assets exceeded the undiscounted estimated future cash flows at that site, asset impairment charges were recognized for the amount that the carrying value exceeded fair value, which was determined by third party valuations or discounted cash flow analysis.
10. GOODWILL
      At December 31, 2005 and December 31, 2004, Delphi’s purchased goodwill balance was approximately $363 million and $798 million respectively. Approximately $141 million of goodwill is tax deductible. The change during 2005 was due to a $390 million goodwill impairment charge and a decrease resulting from currency translation, primarily the euro. The change during 2004 was due to increases from currency translation, primarily the Euro and the acquisitions of Peak Industries, Inc. and Dynamit Nobel AIS GmbH Automotive Ignition Systems, offset by a $46 million goodwill impairment charge.

      The change in carrying amount of goodwill for the year ended December 31, 2005 and 2004 is as follows:

	2005	2004

	(in millions)
Balanced at January 1,	$798	$773
Acquisitions	—	34
Impairment	(390)	(46)
Other (primarily currency translation)	(45)	37

Balance at December 31,	$363 (a)	$798	(b)

(a)	$327 million in Electrical, Electronics & Safety and $36 million in Other.

(b)	$421 million in Dynamics, Propulsion, Thermal & Interior, $341 million in Electrical, Electronics & Safety and $36 million in Other.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Delphi reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. As more fully described in Note 9, Property, Net, Delphi has experienced deteriorated financial performance resulting in substantial net losses in 2005 and 2004. As a result, Delphi has lowered expectations for future performance absent the ability to complete a transformation plan through its reorganization under chapter 11 of the Bankruptcy Code. The deterioration of Delphi’s U.S. financial performance, combined with an unfavorable outlook absent completion of a successful U.S. reorganization, was an indicator for potential impairment. The Company recorded approximately $390 million and $46 million of goodwill impairment charges during 2005 and 2004, respectively, all of which relate to the Dynamics, Propulsion, Thermal & Interior sector.
      Delphi management determined the goodwill impairment charges by comparing the carrying value of each of its reporting units to the fair value of the reporting unit. In determining fair value of reporting units, Delphi management utilized third-party valuations as well as discounted cash flow analysis consistent with that used in the Company’s SFAS No. 144 impairment analysis evaluating the recoverability of certain long-lived assets noted in Note 9. Property, net. In accordance with SFAS 142, where the carrying value exceeded the discounted cash flow for a particular reporting unit, goodwill impairment charges were recognized. The goodwill impairment charges recognized were determined by stating all other assets and liabilities of a reporting unit at their fair values with the remaining fair value of the reporting unit attributed to goodwill. The resulting goodwill impairment charges are the excess of the recorded goodwill balance over the calculated fair value of goodwill for the reporting unit. Delphi’s reporting units for purposes of SFAS No. 142 are global businesses focused on product families. The fair value of the reporting units was negatively impacted by the continued deterioration of business conditions, principally in the U.S., as previously described.

11. ACCRUED LIABILITIES
      Accrued liabilities consisted of the following:

	December 31,

	2005(a)	2004

	(in millions)
Payroll related obligations	$223	$231
Employee benefits, including current pension obligations	162	1,091
Accrued income taxes	190	261
Taxes other than income	128	195
Warranty obligations	117	226
Employee and product line charges	15	140
Other	357	547

Total	$1,192	$2,691

(a)	As a result of the Chapter 11 Filings, during 2005, approximately $2 billion of accrued liabilities were transferred to liabilities subject to compromise (Refer to Note 12, Liabilities Subject to Compromise).
      The table below summarizes the activity in the product warranty liability for the years ended December 31, 2005 and 2004.

	December 31,

	2005	2004

	(in millions)
Accrual balance at beginning of year	$274	$258
Provision for estimated warranties accrued during the year	177	86
Accruals for pre-existing warranties (including changes in estimates)	23	53
Settlements made during the year (in cash or in kind)	(154)	(126)
Foreign currency translation	(8)	3

Accrual balance at end of year	$312	$274

      Approximately $117 million and $226 million of the warranty accrual balance as of December 31, 2005 and 2004, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $48 million of the warranty accrual balance as of December 31, 2004 is included in other long-term liabilities. The remaining $195 million of the warranty accrual balance as of December 31, 2005 is included in liabilities subject to compromise (refer to Note 12, Liabilities Subject to Compromise).
      Delphi reviewed its estimates of future costs associated with other than temporarily idled employees and recorded an additional $103 million of contractual costs for U.S. employees in cost of sales in 2005. Total accruals for postemployment benefits for other than temporarily idled employees are $148 million as of December 31, 2005 and are included in liabilities subject to compromise in the accompanying consolidated balance sheet.
12. LIABILITIES SUBJECT TO COMPROMISE
      As a result of the Chapter 11 Filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 3, Chapter 11 Bankruptcy and Going Concern. Although prepetition claims are generally stayed, at hearings held in mid October 2005 and November 2005, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.
      The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 12, 2006, the Court entered an order establishing July 31, 2006 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 Filings must be filed if the claimants wish to receive any distribution in the chapter 11 cases. On April 17, 2006 the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the court. Any differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and, if necessary, the Court will make the final determination as to the amount, nature and validity of claims. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. Accordingly, the ultimate amount of such liabilities is not determinable at this time.
      SOP 90-7 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.
      Liabilities subject to compromise consist of the following:

December 31,
2005

(in millions)
Pension obligations (Note 15)	$3,578
Postretirement obligations other than pensions (Note 15)	6,310
Debt and notes payable (Note 13)	2,062
Postretirement obligation payable to GM	1,021
Accounts payable	916
Junior subordinated notes due to Delphi Trust I and II (Note 14)	403
Postemployment benefits for other than temporarily idled employees	148
Other	636

Total Liabilities Subject to Compromise	$15,074

13. DEBT
      Due to the Chapter 11 Filings (Refer to Note 3, Chapter 11 Bankruptcy and Going Concern), prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (Refer to Note 12, Liabilities Subject to Compromise) on the consolidated balance sheet.

The following is a summary of Long-Term Debt, including current maturities, and unsecured long-term debt included in Liabilities Subject to Compromise as of December 31, 2005 and 2004:

	December 31,

	2005				2004

	Subject to
	Compromise		Debt

	(in millions)
Commercial paper program	$—		$—		$330
6.55%, unsecured notes, due 2006	500	(a)(b)(c)	—		500
6.50%, unsecured notes, due 2009	498	(a)(b)(c)	—		498
6.50%, unsecured notes, due 2013	493	(a)(b)(c)	—		495
7.125%, debentures, due 2029	493	(a)(b)(c)	—		496
DIP term loan	—		250		—
Prepetition term loan facility	—		984	(b)(c)	—
Prepetition revolving credit facility	—		1,506	(b)(c)	—
European securitization program	—		149		—
Accounts receivable factoring	—		365		65
Capital leases and other	78	(c)	136		184

Total debt	$2,062		3,390		2,568

Less: current portion			(3,117)		(507)

Long-term debt			$273		$2,061

(a)	Pursuant to the requirements of SOP 90-7 as of the Chapter 11 Filings, deferred financing fees related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2005.

(b)	Debt in default as of December 31, 2005.

(c)	The Chapter 11 Filings triggered defaults on substantially all debt and certain lease obligations.

The stay of proceedings provisions of section 362 of the Bankruptcy Code apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value.
          Secured Debt

Debtor-In-Possession Facilities
      On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended by the First Amendment to the DIP Credit Facility, dated October 27, 2005, and further amended and restated by the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated November 21, 2005 and as further amended by the First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement dated as of February 3, 2006, the Second Amendment to Amended and Restated Credit Agreement dated as of April 13, 2006, the Third Amendment to Amended and Restated Credit Agreement dated May 26, 2006, and the Fourth Amendment to Amended and Restated Credit Agreement dated June 19, 2006 (the “Amended DIP Credit Facility”) to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP

Credit Facility consists of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, three or six-month period as selected by Delphi in accordance with the terms of the Amended DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility will expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility are pre-payable at Delphi’s option without premium or penalty.
      The Amended DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries to the extent that, in its reasonable business judgment, adverse tax consequences would result from the pledge of a greater percentage) and further provides that amounts borrowed under the Amended DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time is limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at December 31, 2005. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the Amended DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).
      The covenants require Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, and restructuring costs (“Global EBITDAR”), as defined in the Amended DIP Credit Facility, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility provides permission to deliver the 2005 audited financial statements within 170 days after the year-end. The Amended DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.
      On October 28, 2005, the Court granted, on a final basis, the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the prepetition credit facilities (as described below) and the Debtors’ access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately

$90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits.
      On November 21, 2005, the $250 million term loan was funded and the Company elected to pay interest at LIBOR plus 2.75% for a six month period. As of December 31, 2005, there were no amounts outstanding under the $1.75 billion DIP revolving facility. However, the Company had approximately $7 million in letters of credit outstanding against the DIP revolving facility.

Prepetition Facilities
      Prior to June 2005, Delphi had two financing arrangements with a syndicate of lenders providing for an aggregate of $3.0 billion in available revolving credit facilities, reduced by the amount of any outstanding letters of credit. The terms of the credit facilities provided for a five-year revolving credit line in the amount of $1.5 billion and a 364-day revolving credit line in the amount of $1.5 billion.
      On June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six-year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility expires June 18, 2009 and the Term Loan expires June 14, 2011. Upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion. As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. On August 3, 2005, Delphi drew down $1.5 billion from the Revolving Credit Facility. As discussed above, on October 28, 2005 the Court granted final approval of an adequate protection package for the prepetition credit facilities which modifies the terms of the facilities. All of the prepetition lenders accepted the adequate protection package.
      The Term Loan requires interest payments during the term at a variable interest rate of 550 basis points above the Alternate Base Rate (as defined in the prepetition credit agreement) and prior to the adequate protection package at a variable interest rate of 650 basis points above the Eurodollar base rate, which is the LIBOR. The LIBOR interest rate period could be set at a one, two, three or six-month period as selected by Delphi in accordance with the terms of the Facilities. Accordingly, the interest rate will fluctuate based on the movement of Alternate Base Rate or LIBOR through the term of the loan. The Term Loan had a 1% per annum amortization for the first 5 years and 9 months. In the third quarter of 2005, Delphi made the first installment payment on the Term Loan. In addition, Delphi made mandatory payments applying the sale proceeds of certain asset sales. The then outstanding principal and any accrued and unpaid interest was due in full at the end of term, on June 14, 2011. The Term Loan was not repayable in the first year and, subject to the terms of the Facilities, during the second and third year was subject to certain prepayment penalties on the balance outstanding of 2% and 1%, respectively. After the third year, the then outstanding Term Loan principal was repayable without premium or penalty.
      The Revolving Credit Facility carries a variable interest rate of 400 basis points above the Alternate Base Rate and prior to the adequate protection package at a variable rate of 500 basis points above LIBOR on outstanding borrowings subject to adjustment based on Delphi’s credit ratings. The Revolving Credit Facility had a commitment fee payable on the unused portion of 50 bps per annum, which was also subject to adjustment based upon Delphi’s credit ratings. Accordingly, the interest rate will fluctuate based on the movement of Alternate Base Rate or LIBOR through the term of the loan. The Revolving Credit Facility expires June 18, 2009. Borrowings under the Revolving Credit Facility were pre-payable at Delphi’s option without premium or penalty.
      The Facilities provided the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi only pledged 65% of the stock of its first tier foreign subsidiaries) and further provided that amounts borrowed under the Facilities would be guaranteed by Delphi’s wholly-owned domestic subsidiaries (except for insignificant subsidiaries and subsidiaries that participate in accounts receivable financings). The amount outstanding at any one time was limited by a borrowing base computation. The borrowing base was calculated as the sum of (a) 85% of U.S. accounts receivable (excluding accounts receivable which have been sold into the U.S. accounts receivables securitization program) of Delphi and its subsidiaries, (b) 60% of inventory (including raw materials, work in progress and finished goods, but excluding inventory to the extent subject to accounts receivable financings) of Delphi and its subsidiaries that is located in the United States or which is owned but consigned to Mexican subsidiaries, and (c) $750,000,000 with respect to U.S. plant, property and equipment of Delphi and its subsidiaries. The terms of the Facilities specifically limited the obligations to be secured by a security interest in certain U.S. manufacturing properties and U.S. manufacturing subsidiaries in order to ensure that at the time of any borrowing under the Term Loan or the Revolving Credit Facility, the amount of the applicable borrowing which was secured by such assets (together with other borrowings which are secured by such assets and obligations in respect of certain sale-leaseback transactions) would not exceed 15% of Consolidated Net Tangible Assets (as defined in the indenture applicable to Delphi’s outstanding bonds and debentures).
      The amended Facilities contained financial covenants based on consolidated leverage ratios, which were tested at each quarter-end using the ratio of (a) secured debt (excluding letters of credit, but including, without limitation, Term Loans, revolving loans, funded debt in respect of receivables securitizations and factoring facilities, and any other secured debt (including second lien debt) permitted under the terms of the Facilities, minus cash on each test date in excess of $500,000,000, (provided that the amount of such cash deducted shall in no event exceed $500,000,000) to (b) the aggregate sum of the preceding four quarters EBITDA (as defined in the Facilities). The above mentioned ratio could not exceed 2.75 to 1 for each of the quarters through and including June 30, 2006, 2.50 to 1 for the quarters from September 30, 2006 to and including September 30, 2007, and 2.25 to 1 for the fourth quarter of 2007 and thereafter.
          Unsecured Debt
      In 2004, Delphi maintained $2.9 billion of worldwide commercial paper programs. Interest rates under these programs were determined based on the prevailing market rates at the time of issuing commercial paper. Borrowings under these programs were for a maximum of 365 days and were classified as short-term debt in the consolidated balance sheet. As a result of its bankruptcy filing, as of December 31, 2005 Delphi did not have access to the commercial paper market; accordingly, there was no balance outstanding under the commercial paper programs. As of December 31, 2004, $0.3 billion was outstanding under the commercial paper programs with a weighted average interest rate of 2.6%.
      Delphi has outstanding publicly held unsecured term debt securities totaling approximately $2.0 billion. The unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006 with interest payable semi-annually on June 15 and December 15 of each year. Our next maturity of $500 million of securities comes due on May 1, 2009 and bears interest at 6.50% with interest payable semi-annually on May 1 and November 1 of each year. Thereafter, we have $500 million of securities bearing interest at 6.50% maturing on August 15, 2013 with interest payable semi-annually on February 15 and August 15 of each year, and $500 million of securities bearing interest at 7.125% maturing on May 1, 2029 with interest payable semi-annually on May 1 and November 1 of each year. None of the debt securities has sinking fund requirements. The securities are all redeemable, in whole or in part, at the option of Delphi. At December 31, 2005, these securities were included in Liabilities Subject to Compromise.
      As of December 31, 2005 and 2004, Delphi also had other debt outstanding and capital lease obligations of approximately $214 million ($78 million of which is included in Liabilities Subject to Compromise) and $184 million, respectively. The 2005 balances include capital lease obligations and debt issued by certain international subsidiaries. The 2004 balance includes capital lease obligations, debt issued by certain international subsidiaries, indirect material financing and amounts due under a trade payables program with General Electric Capital Corporation (“GECC”). Delphi maintained a program with GECC that allowed certain of its suppliers to factor their receivables from Delphi to GECC for early payment. This program also allowed Delphi to have GECC pay Delphi’s suppliers on its behalf, providing extended payment terms to Delphi. The GECC program was discontinued in the first quarter of 2005. Amounts outstanding under the GECC trade payable program were $8 million at December 31, 2004. There were no payables beyond their stated terms at December 31, 2004.
      Cash paid for interest totaled $272 million, $245 million and $193 million in 2005, 2004 and 2003, respectively.
      In accordance with SOP 90-7, effective October 8, 2005, the Company ceased accruing interest expense on its outstanding unsecured prepetition debt classified as subject to compromise. The Company’s contractual interest not accrued or paid in 2005 was $38 million. In accordance with the Court-approved first day motion, the Company continues to accrue and pay the contractual interest on the secured credit facilities.
      The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations not subject to compromise for the five years subsequent to 2005 as follow:

	Debt and
	Capital Lease
Year	Obligations

	(in millions)
2006	$3,117	(a)
2007	253
2008	3
2009	3
2010	3
Thereafter	11

Total	$3,390

(a)	For purposes of the Debt and Capital Lease Obligations, debt for which the Company is currently in default and has not classified as liabilities subject to compromise has been classified as current; however, repayment is stayed pending a plan of reorganization in the chapter 11 cases.

14.	JUNIOR SUBORDINATED NOTES DUE TO DELPHI TRUST I and II
      Delphi has trust preferred securities that were issued by its wholly-owned subsidiaries, Delphi Trust I and Delphi Trust II. These trusts are described below. Although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a wholly-owned subsidiary of Delphi who has issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the United States Bankruptcy Code, the trusts may be dissolved in accordance with the provisions of their respective trust declarations, which in each case provide that Delphi’s filing of chapter 11 is an “early termination event.” The respective trustees are in the process of liquidating each trust’s assets and it is expected that the holders of the trust preferred securities will receive in exchange for their securities a pro rata share of the Trusts respective junior subordinated notes issued by Delphi.
      Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees related the Trusts are no longer being amortized and have been included as an adjustment of their net carrying value at December 31, 2005.
          Delphi Trust I
      In October 2003, Delphi Trust I (“Trust I”), a wholly-owned subsidiary of Delphi, issued 10,000,000 shares of 8 1/4 % Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. The sole assets of Trust I are $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033 (the “Trust I notes”), also bearing interest at 8 1/4%. Trust I pays cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. Under the terms of the operative trust documents, Delphi has the ability to defer interest payments on the Trust I notes at any time for up to 20 consecutive quarterly periods and has been doing so since July 15, 2005. As a result of Delphi’s deferral in making interest payments, Trust I has also deferred payment on preferred distributions. Additional distributions will, however, accumulate on the deferred distributions at an annual rate equal to 8 1/4 % compounded quarterly. In addition, Delphi had the ability to redeem the Trust I notes in whole or in part, at any time on or after October 15, 2008 at 100% of their principal amount, plus accrued and unpaid interest. Delphi also had the right to redeem the Trust I notes, if an adverse tax consequence occurred. Under section 362 of the Bankruptcy Code, however, payments on account of prepetition obligations, or redemption of securities, are automatically stayed. Absent an order of the Court, substantially all prepetition obligations of Delphi are subject to settlement under a plan of reorganization.
          Delphi Trust II
      In November 2003, Delphi Trust II (“Trust II”), a wholly-owned subsidiary of Delphi, issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II are $155 million aggregate principal amount of Delphi junior subordinated notes due 2033 (the “Trust II notes”) with interest terms matching those of the preferred securities. Trust II pays cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. Under the terms of the operative trust documents, Delphi has the ability to defer interest payments on the Trust II notes at any time for up to five years at a time and has been doing so since May 15, 2005. As a result of Delphi’s deferral in making interest payments, Trust II has also deferred payment on preferred distributions. Additional distributions will, however, accumulate on the deferred distributions at the applicable distribution rate. In addition, Delphi had the ability to redeem the Trust II notes in whole, but not in part, at any time on or after November 15, 2008 at 100% of their principal amount, plus accrued and unpaid interest. Delphi had the right to redeem the Trust II notes in whole, but not in part, if an adverse tax consequence occurred. Under section 362 of the Bankruptcy Code, however, payments on account of prepetition obligations, or redemption of securities, are automatically stayed. Absent an order of the Court, substantially all prepetition obligations of Delphi are subject to settlement under a plan of reorganization.
          Delphi Guarantees
      Delphi has irrevocably and unconditionally guaranteed that if a payment on the notes is made to Trust I or Trust II, but for any reason, Trust I or Trust II does not make the corresponding distribution or redemption payment to the holders of the preferred securities, then Delphi will make payments directly to the holders. This guarantee does not cover payments when the trusts do not have sufficient funds to make payments to the holders such as when Delphi is not making interest payments on the notes. In the event the Trusts assets are liquidated, the holders of the trust preferred securities will surrender their securities in exchange for a pro rata share of the Trusts respective junior subordinated notes issued by Delphi, and thereby Delphi will become directly obligated to the Trusts’ respective beneficiaries.
          Accounting Treatment
      Delphi has determined that both Trust I and Trust II are considered variable interest entities, of which Delphi is not the primary beneficiaries. As a result, although both Trust I and Trust II are 100% owned by Delphi, the Company did not consolidate them into its financial statements. However, the Trust I and Trust II notes are reflected as liabilities subject to compromise on the consolidated balance sheet and the related contractual interest due is not being recognized in accordance with the provisions of

SOP 90-7. If Trust I and Trust II were consolidated by Delphi, its other long term assets and debt would each be $12 million less as of December 31, 2005 but there would be no significant impact on interest expense for the year ended December 31, 2005.

15.	PENSION AND OTHER POSTRETIREMENT BENEFITS
      Pension plans covering unionized employees in the U.S. generally provide benefits of negotiated stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are unfunded. Such plans are based on targeted wage replacement percentages. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, and the United Kingdom (“UK”). The UK and certain Mexican plans are funded. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans; although most participants are covered by government sponsored or administered programs. The annual cost of such other postretirement benefit plans was not significant to Delphi. In addition, Delphi has defined benefit plans in Korea and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans as of December 31, 2005 are $8 million and $14 million, respectively, and have been recorded based on the vested benefit obligation.

      The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. and non-U.S. salaried and hourly employees excluding the plans in Korea and Italy discussed above.

					Other Postretirement
	Pension Benefits				Benefits

			Primary
	U.S. Plans		Non-U.S. Plans

	2005	2004	2005	2004	2005	2004

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,872	$11,413	$1,197	$991	$9,605	$8,469
Service cost	292	284	34	29	179	176
Interest cost	724	699	65	56	542	498
Plan participants’ contributions	6	6	4	5	—	—
Actuarial losses	416	920	147	69	1,252	1,147
Benefits paid	(539)	(472)	(59)	(49)	(182)	(154)
Special termination benefits	2	7	13	19	3	2
Flowbacks to GM	—	—	—	—	(54)	(72)
Flow-ins from GM	—	—	—	—	5	—
Flowback net liability reclass	—	—	—	—	(944)	—
Exchange rate movements	—	—	(131)	79	—	—
Impact of business combinations	—	—	—	1	—	—
Impact of divestitures	—	—	(2)	—	—	—
Payments made to divested divisions	—	—	—	—	(4)	(6)
Plan amendments and other	(9)	15	38	(3)	(813)	(455)

Benefit obligation at end of year	13,764	12,872	1,306	1,197	9,589	9,605

Change in plan assets:
Fair value of plan assets at beginning of year	8,526	7,437	730	607	—	—
Actual return on plan assets	1,083	938	140	67	—	—
Delphi contributions	635	600	62	52	182	154
Plan participants’ contributions	6	6	4	5	—	—
Benefits paid	(539)	(472)	(59)	(49)	(182)	(154)
Exchange rate movements	—	—	(78)	48	—	—
Other	1	17	—	—	—	—

Fair value of plan assets at end of year, including $0.0 million and $0.4 million of Delphi common stock at December 31, 2005 and 2004, respectively	9,712	8,526	799	730	—	—

Underfunded status	(4,052)	(4,346)	(507)	(467)	(9,589)	(9,605)
Unamortized actuarial loss	3,821	3,912	460	469	4,044	3,000
Unrecognized transition (asset)/obligation	—	—	7	8	—	—
Unamortized prior service cost	868	1,018	35	36	(806)	(50)

Net amount recognized in consolidated balance sheets	$637	$584	$(5)	$46	$(6,351)	$(6,655)

Amounts recognized in the consolidated balance sheets consist of:
Long-term prepaid benefit cost	$—	$—	$110	$116	$—	$—
Accrued benefit liability	(3,536)	(3,858)	(344)	(319)	(6,351)	(6,655)
Intangible asset	867	1,018	22	29	—	—
Accumulated other comprehensive income (pre-tax)	3,306	3,424	207	220	—	—

Net amount recognized	$637	$584	$(5)	$46	$(6,351)	$(6,655)

      The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

			Primary
	U.S. Plans		Non-U.S. Plans

	2005	2004	2005	2004

	(in millions)
	Plans with ABO in Excess of Plan Assets

PBO	$13,764	$12,872	$831	$779
ABO	13,248	12,384	753	714
Fair value of plan assets at end of year	9,712	8,526	416	395

	Plans with Plan Assets in Excess of ABO

PBO	$—	$—	$475	$418
ABO	—	—	365	319
Fair value of plan assets at end of year	—	—	383	335

	Total

PBO	$13,764	$12,872	$1,306	$1,197
ABO	13,248	12,384	1,118	1,033
Fair value of plan assets at end of year	9,712	8,526	799	730
      During 2005, Delphi contributed $0.6 billion to its pension plans, which satisfied its minimum funding requirement as determined by employee benefit and tax laws. Delphi’s 2006 minimum funding requirement, under current legislation and plan design, is approximately $1.2 billion. However, as Delphi is in chapter 11, its 2006 contributions will be limited to approximately $0.2 billion, representing the postpetition service cost.
      Delphi also sponsors defined contribution plans for certain U.S. hourly and salaried employees. Delphi’s expense related to the contributions for these plans was $9 million and $25 million for 2005 and 2004, respectively. The decrease in the expense in 2005 was due to the termination of matching contributions by the Company for the salaried savings plans.
      Delphi was required at December 31, 2005 and 2004 to adjust the minimum pension liability recorded in its consolidated balance sheet for both U.S. and non-U.S. plans. In 2005, the effect of this adjustment was to decrease pension liabilities by $0.3 billion and intangible assets by $0.2 billion and accumulated other comprehensive loss by $0.1 billion. In 2004, the effect of this adjustment was to increase pension liabilities by $0.4 billion; increase accumulated other comprehensive loss by $0.5 billion and decrease intangible assets by $0.1 billion. Because these adjustments were non-cash, the effect has been excluded from the accompanying Consolidated Statements of Cash Flows.

      Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

							Other Postretirement
	Pension Benefits						Benefits

	U.S. Plans			Non-U.S. Plans

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(in millions)
Service cost	$292	$284	$261	$34	$29	$26	$179	$176	$168
Interest cost	724	699	643	65	56	50	542	498	459
Expected return on plan assets	(787)	(722)	(647)	(61)	(58)	(53)	—	—	—
Special termination benefits	2	7	6	13	19	23	3	2	—
Amortization of transition amount	—	—	—	1	1	1	—	—	—
Amortization of prior service costs	140	139	91	3	3	3	(56)	(5)	1
Amortization of actuarial losses	211	142	108	31	17	13	207	121	73

Net periodic benefit cost	$582	$549	$462	$86	$67	$63	$875	$792	$701

      Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees.
      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plan and postretirement plans were:
      Assumptions used to determine benefit obligations at December 31:

					Other
					Postretirement
	Pension Benefits				Benefits

	U.S. Plans		Non-U.S. Plans

	2005	2004	2005	2004	2005	2004

Weighted-average discount rate	5.50%	5.75%	4.91%	5.67%	5.50%	6.00%
Weighted-average rate of increase in compensation levels	3.99%	3.99%	3.45%	3.48%	3.99%	3.98%
      Assumptions used to determine net expense for years ended December 31:

							Other Postretirement
	Pension Benefits						Benefits

	U.S. Plans			Non-U.S. Plans

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Weighted-average discount rate	5.75%	6.25%	6.75%	5.67%	5.71%	6.02%	6.00%	6.25%	6.75%
Weighted-average rate of increase in compensation levels	3.99%	3.99%	4.37%	3.48%	3.32%	3.37%	3.98%	3.99%	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	8.25%	8.23%	8.49%	N/A	N/A	N/A
      In 2005 and 2004, Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis decreased from 5.75% for 2004 to 5.5% for 2005. This 25 basis point decline in the discount rate increased the underfunded status of the U.S. pension plans by approximately $0.4 billion. The other postretirement benefits discount rate determined on that basis decreased from 6.00% for 2004 to 5.50% for 2005. This 50 basis point decline in the discount rate increased the underfunded status of the U.S. postretirement plans by approximately $0.8 billion. Delphi selected discount rates for its non-U.S. plans based on analyzing the yields of high quality fixed income investments. The discount rate that was utilized in 2003 for determining US pension and OPEB obligations was the Moody’s AA 20 year corporate bond rate, a published index.
      For 2005 expense, Delphi assumed a U.S. long-term asset rate of return of 9%. In developing the 9% expected long-term rate of return assumption, Delphi evaluated input from its third party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. Delphi also considered its post-spin off and GM’s pre-spin off historical 15-year compounded return, which was consistent with its long-term rate of return assumption. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.
      As required by U.S. GAAP, Delphi’s U.S. pension expense for 2006 is determined at the end of December 2005. For purposes of analysis, the following table highlights the sensitivity of the Company’s U.S. pension obligations and expense to changes in assumptions:

Impact on
Change in Assumption	Pension Expense	Impact on PBO

25 basis point (bp) decrease in discount rate	+$25 to 35 Million	+$0.4 Billion
25 bp increase in discount rate	-$25 to 35 Million	-$0.4 Billion
25 bp decrease in long-term return on assets	+$20 to 30 Million	—
25 bp increase in long-term return on assets	-$20 to 30 Million	—
      The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the pension plan design and no major restructuring programs.
      Delphi’s pension plan asset allocation at December 31, 2005, 2004, and target allocation for 2006 are as follows:

	Percentage of Plan Assets at
	December 31,
					Target
					Allocation
	U.S. Plans		Non-U.S. Plans		U.S. Plans

Asset Category	2005	2004	2005	2004	2006

Equity Securities	67%	61%	63%	57%	50%-75%
Fixed Income	26%	32%	23%	27%	25%-40%
Real Estate	6%	6%	13%	14%	5%-9%
Other	1%	1%	1%	2%	0%-2%

Total	100%	100%	100%	100%

      Delphi invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.

      National union negotiations allowed for some of Delphi’s hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to Delphi to the extent job openings become available at the Company. If such a transfer occurs, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each Company (although service at Delphi includes service with GM prior to the Separation). There will be no transfer of pension assets or liabilities between GM and Delphi with respect to such employees that transfer between the companies. The Company to which the employee transfers will be responsible for the related postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for postretirement obligations associated with employees that transfer between GM and Delphi. Delphi’s consolidated balance sheet reflects a payable due to GM for a cash settlement for postretirement obligations associated with employees that transferred from Delphi to GM. In prior periods, this amount was included in the postretirement liability carried on Delphi’s balance sheet. Delphi’s December 31, 2005 consolidated balance sheet includes approximately $1 billion in liabilities subject to compromise, which had been included in postretirement liabilities in prior periods. Additionally, an $83 million receivable for the cash settlement amount due from GM for postretirement obligations associated with employees transferring from GM to Delphi has been reclassified to other long-term assets.
      Cash settlement between Delphi and GM with respect to this payable and receivable is scheduled to occur at the time the employees are actuarially determined to retire. In accordance with Delphi’s Separation Agreement with GM, Delphi estimated it will pay an average of $100 million per year (flowbacks) over the next five years to GM, and will receive an average of $9 million per year from GM associated with employees who have transferred to Delphi. In addition to this, Delphi is also required to make a final net settlement payment of approximately $0.4 billion in 2014.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Projected
			Postretirement
	Projected Pension		Benefit Payments	Projected Medicare
	Benefit Payments		(Pre-Medicare)	Subsidy Receipts

	U.S. Plans	Non-U.S. Plans

	(in millions)
2006	$625	$44	$270	$(5)
2007	714	49	327	(6)
2008	804	55	374	(8)
2009	891	62	426	(10)
2010	948	72	476	(13)
2011-2015	5,264	628	2,990	(114)
      Delphi’s annual measurement date for the U.S., France, Luxembourg, Mexico and Portugal pension plans and other postretirement life insurance benefits is December 31 and for the UK and Germany pension plans and other postretirement health benefits is September 30. For postretirement plan measurement purposes, Delphi assumed an average 10% initial annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease on a gradual basis through 2010, to the ultimate weighted-average trend rate of 5%.
      On December 8, 2003, President Bush signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the “Act”) into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The total impact of the Act on Delphi’s postretirement liability was $0.5 billion and is being accounted for as an actuarial gain, in accordance with guidance from FASB. As a result, the gain will be amortized as a reduction of the Company’s periodic expense and balance sheet liability over the next ten to twelve years, depending on the terms of the individual plans. Postretirement expense during the year ended December 31, 2004 increased by $91 million compared to 2003. Such increase includes the mitigating impact of the Act, which reduced expense by $64 million for the year ended December 31, 2004, including service cost, interest cost and amortization of the actuarial experience gain. Delphi provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and Delphi’s retirees pay a premium for this benefit that is less than the Part D premium. Therefore Delphi has concluded that these benefits are at least “actuarially equivalent” to the Part D program so that Delphi will be eligible for the basic Medicare Part D subsidy.
      On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” providing additional guidance relating to the accounting for the effects of the Act enacted on December 8, 2003. Because Delphi’s normal measurement date for its postretirement obligation is September 30 of each year, FSP No. 106-2 required a one-quarter lag from the remeasurement date (December 8, 2003) before applying the effects of the Act.
      Effective March 1, 2005 Delphi amended its health care benefits plan for salaried retirees. Under this plan amendment effective January 1, 2007, the Company reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, the impact of this amendment was a decrease in the postretirement liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment began in June, 2005.
      As required by U.S. GAAP, Delphi’s postretirement expense for 2006 is determined at the 2005 measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s postretirement obligations and expense to changes in assumptions:

	Impact on	Impact on
Change in Assumption	Postretirement Expense	Postretirement Liability

25 bp decrease in discount rate	+$25 to 35 Million	+$0.3 Billion
25 bp increase in discount rate	-$25 to 35 Million	-$0.3 Billion
      For analytical purposes only, the following table presents the impact that changes in the Company’s health care trend rate would have on its postretirement liability and postretirement service and interest cost (in millions):

	Impact on	Impact on
% Change	Service & Interest Cost	Postretirement Liability

+1%	$121	$1,306
-1%	$(91)	$(1,143)
      The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the postretirement plan design and no major restructuring programs.
16. COMMITMENTS AND CONTINGENCIES
     Regulatory Actions and Other Matters
      As previously disclosed, Delphi is the subject of an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”) and the Department of Justice involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the government’s investigations. The Company entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006 and subsequently agreed to extend the suspension until August 31, 2006. The government’s investigations were not suspended as a result of Delphi’s filing for chapter 11. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.
      The Company also believes that the Enforcement Division of the SEC has taken a more proactive role, what the SEC refers to as a “risk based” approach, by seeking information from issuers in an effort to assess issuers’ accounting or disclosure practices before identifying specific wrong-doing. Delphi believes that the previously disclosed inquiry it received during the fourth quarter of 2004 regarding accounting practices related to defined benefit pension plans and other postemployment benefit plans is an example of this practice. Delphi continues to cooperate fully with the SEC’s informal inquiry in this matter.
Shareholder Lawsuits
      The Company, along with Delphi Trust I, Delphi Trust II, current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements.
      On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).
      The lawsuits transferred fall into three categories. One group of putative class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a putative class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s bankruptcy filing, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action.
      A second group of putative class action lawsuits variously alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a putative class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants.

      The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). In October 2005, following the filing by the Company of its petition for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, three of the four shareholder derivative actions were closed administratively without prejudice. (Two of the three lawsuits that were closed were pending in the Circuit Court of Oakland County, Michigan, and the other was pending in the United States District Court for the Eastern District of Michigan.) The plaintiff in the remaining shareholder derivative action has agreed to adjourn defendants’ time to respond without date. The two federal derivative actions were transferred to the Multidistrict Litigation.
      In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers. The Shareholder Derivative Actions and the shareholder demand are premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand. That committee of the Board of Directors is still investigating the matter.
      Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. While Delphi maintains directors and officers insurance subject to a $10 million deductible, and has recorded a reserve in the amount of the deductible, the Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material.
      Under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization.
Ordinary Business Litigation
      Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters.
      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, Delphi believes that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi makes material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds.
      With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with the Separation, Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount. On May 3, 2006, GM notified Delphi and its unsecured creditors committee that GM was seeking to exercise set-off rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi believes that GM’s claims are without merit and therefore disputes GM’s right to set-off amounts against future payments. If the parties cannot resolve the dispute, it will be submitted to mediation and, if not resolved, to binding arbitration, in accordance with the Court’s final order approving the Company’s DIP credit facility.
      With respect to intellectual property matters, on September 7, 2004, Delphi received the arbitrator’s binding decision resolving a dispute between Delphi and Litex over alleged infringement of certain patents regarding methods to reduce engine exhaust emissions. As previously disclosed, the results of the arbitration did not have a material impact on Delphi’s financial condition, operations or business prospects. However, in March 2005, Delphi received correspondence from counsel representing Litex that Litex intended to file various tort claims against Delphi in California state court. On March 4, 2005, Delphi filed a complaint in the United States Federal Court for the District of Massachusetts seeking declaratory relief to enforce the parties’ settlement agreement in the original case, prohibiting Litex from bringing such claims. On April 18, 2005, Litex countersued asserting various tort claims against Delphi and requesting that the court void aspects of the parties’ agreement in the original case. On October 17, 2005, the court entered judgment in Delphi’s favor and dismissed all of Litex’s claims with prejudice. Litex had until December 16, 2005 to file a notice of appeal, but has taken the position that the automatic stay in place in Delphi’s chapter 11 cases prevented Litex from doing so. It is Delphi’s position that Litex has waived its right to appeal.
      Additionally, for the past several years Delphi has been involved in patent licensing negotiations with Denso Corporation (“Denso”) relating to engine control technology. This matter, including the lawsuit that had been filed by Denso, has now been resolved through entry of a patent cross license agreement. Patent license negotiations are ongoing with Denso in connection with variable valve timing technology and it is expected that these negotiations will be concluded on commercially reasonable terms and in accordance with ordinary industry practices.
      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of Delphi management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.
      Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (Refer to Note 3, Chapter 11 Bankruptcy and Going Concern for details on the chapter 11 cases).
Contingent Financing Obligations
      Rental expense totaled $184 million, $192 million and $162 million for the years ended December 31, 2005, 2004 and 2003, respectively. Delphi had leased certain property, primarily land and buildings that are used in its operations, under leases commonly known as synthetic leases. The leases, which had been accounted for as operating leases in 2003, 2004 and a portion of 2005, provided the Company tax treatment equivalent to ownership, and also provided the Company with the option to purchase these properties at any time during the term or to cause the properties to be remarketed upon lease expiration. In 2005, Delphi exercised options to purchase these leased properties. As of December 31, 2005, these properties were included in the net property balance on the consolidated balance sheet (Refer to Note 9, Property, Net, for further information on these purchases). At December 31, 2004, the aggregate fair value of these properties exceeded the minimum value guaranteed upon exercise of the remarketing option. As of December 31, 2004, the recorded estimate of the fair value of the residual value guarantee related to these leases was approximately $2 million.
      As of December 31, 2005, Delphi had minimum lease commitments under noncancelable operating leases totaling $456 million, which become due as follows:

Minimum Future Operating
Year	Lease Commitments

(in millions)
2006	$122
2007	96
2008	77
2009	52
2010	37
Thereafter	72

Total	$456

     Concentrations of Risk
      The Company’s business is labor intensive and utilizes a large number of unionized employees. A strike or other form of significant work disruption by the unions would likely have an adverse effect on the Company’s ability to operate its business. The majority of Delphi’s U.S. hourly workforce is represented by two unions, the UAW (approximately 71%) and the Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”) (approximately 25%). The Delphi-UAW National Labor Agreement and the Delphi-IUE-CWA National Labor Agreement expire in September 2007 and November 2007, respectively.

17.	OTHER INCOME (EXPENSE), NET
      Other income (expense), net included:

	Year Ended
	December 31,

	2005	2004	2003

	(in millions)
Claims and commissions	$16	$20	$27
Interest income	43	24	22
Other, net	(9)	(52)	(43)

Other income (expense), net	$50	$(8)	$6

18.	STOCK INCENTIVE PLANS
      Delphi issued stock options and restricted stock units under its long term incentive plan. While Delphi initially granted options to a broad group of employees, significant dilution of the incentive value of options caused the Company to modify its compensation philosophy in 2003 to decrease the use of options in favor of other forms of long-term compensation, including performance-based cash awards and restricted stock unit grants. During the fourth quarter of 2003, Delphi completed a self-tender for certain employee stock options having an exercise price in excess of $17 per share. The offer enabled eligible employees to exchange each stock option for a cash settled SAR having an equivalent strike price, term and conditions to exercise as the surrendered option. The exchange did not result in the recognition of expense in 2003 because the fair market value of Delphi stock was below the stock appreciation right exercise price. During the first quarter of 2003, Delphi also cancelled approximately 20 million shares available for future grants under the terms of certain of Delphi’s stock option plans. The table below indicates as a separate line item those stock options, which were exchanged as a result of the tender offer. In connection with the Debtors operating pursuant to chapter 11 under the Bankruptcy Code, Delphi cancelled approximately 22 million shares available for future grants under its long-term incentive plan. As a result, as of December 31, 2005, there were no shares available for future grants of options or restricted stock units. Options generally vest over two to three years and expire ten years from the grant date. Stock options granted during 2004 and 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.
      The following summarizes information relative to stock options:

	Stock	Weighted Average
	Options(a)	Exercise Price

	(in thousands)
Outstanding as of January 1, 2003	84,499		$15.18
Granted	12,338		$8.43
Exercised	(90)		$7.27
Forfeited	(1,955)		$14.19
Exchanged for SARs	(8,360)		$18.29

Outstanding as of December 31, 2003	86,432		$13.95

Granted	6,834		$10.02
Exercised	(203)		$8.57
Forfeited	(2,696)		$13.62

Outstanding as of December 31, 2004	90,367		$13.68

Granted	—	$	N/A
Exercised	—	$	N/A
Forfeited	(5,802)		$13.11

Outstanding as of December 31, 2005	84,565		$13.72

Options exercisable December 31, 2003	62,721		$15.18
Options exercisable December 31, 2004	71,914		$14.60
Options exercisable December 31, 2005	76,759		$14.17

(a)	Includes options that were granted and unvested at the time of the chapter 11 filing on October 8, 2005. The Company cancelled future grants of stock-based compensation under its long term incentive plan and will not issue any shares of common stock pursuant to previously granted awards that had not vested prior to the commencement of reorganization cases.

      The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2005:

	Approved by Stockholders

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price

	(in thousands)			(in thousands)
$8.43-$10.00	10,807	7.3	$8.43	7,189	$8.43
$10.01-$20.00	49,677	4.8	$13.54	45,489	$13.87
$20.01-$20.97	73	3.0	$20.66	73	$20.66

	60,557		$12.64	52,751	$13.14

	Other Plans

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price

	(in thousands)			(in thousands)
$9.55-$10.00	1	2.0	$9.55	1	$9.55
$10.01-$20.00	21,191	3.6	$15.89	21,191	$15.89
$20.01-$24.76	2,816	3.0	$20.64	2,816	$20.64

	24,008		$16.45	24,008	$16.45

      During 2005, 2004 and 2003, Delphi awarded approximately 4.3 million, 4.5 million and 3 million restricted stock units to employees at a weighted average fair market value of $7, $10 and $8, respectively. Compensation expense related to restricted stock unit awards is being recognized over graded vesting periods of 1 to 15 years.

19.	SEGMENT REPORTING
      Delphi operated its business along three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion, Thermal & Interior Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems and interior product lines.

•	Electrical, Electronics & Safety Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group, which is comprised of select product lines and plant sites that do not meet our targets for net income or other financial metrics, allowing for consistent and targeted management focus on finding solutions to these businesses.
      The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Generally, Delphi evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Net sales are attributed to geographic areas based on the location of the assets producing the revenues.

      Included below are sales and operating data for Delphi’s sectors for years ended December 31, 2005, 2004, and 2003, which were realigned in 2005, as described below. The 2004 and 2003 data has been reclassified to conform to the sector alignment established in 2005.

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
2005:	Interior		Safety		Group		Other(a)		Total

	(in millions)
Net sales to GM and affiliates	$6,413		$5,072		$1,375		$—		$12,860
Net sales to other customers	5,387		8,073		538		89		14,087
Inter-sector net sales	769		303		589		(1,661)		—

Total net sales	$12,569		$13,448		$2,502		$(1,572)		$26,947

Depreciation, amortization, and asset impairment charges (refer to Note 9)	$692	(b)	$508	(b)	$123	(b)	$60		$1,383	(b)
Goodwill impairment charges (refer to Note 10)	$390		$—		$—		$—		$390
Sector operating (loss) income	$(1,282	)(c)	$371	(c)	$(1,198	)(c)	$(62	)(c)	$(2,171	)(c)
Equity income	$51		$19		$—		$1		$71
Investment in affiliates	$216		$186		$—		$16		$418
Goodwill	$—		$327		$—		$36		$363
Sector assets	$7,691		$7,855		$934		$543		$17,023
Capital expenditures	$505		$498		$58		$122		$1,183

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
2004:	Interior		Safety		Group		Other(a)		Total

	(in millions)
Net sales to GM and affiliates	$7,559		$6,095		$1,763		$—		$15,417
Net sales to other customers	5,224		7,500		476		5		13,205
Inter-sector net sales	784		385		784		(1,953)		—

Total net sales	$13,567		$13,980		$3,023		$(1,948)		$28,622

Depreciation, amortization, and asset impairment charges	$585	(d)	$456	(d)	$384	(d)	$45		$1,470	(d)
Goodwill impairment charges	$46		$—		$—		$—		$46
Sector operating income (loss)	$(111	)(e)	$868	(e)	$(1,137	)(e)	$(102	)(e)	$(482	)(e)
Equity income	$64		$21		$—		$1		$86
Investment in affiliates	$285		$195		$—		$16		$496
Goodwill	$421		$341		$—		$36		$798
Sector assets	$8,616		$8,303		$930		$(1,290)		$16,559
Capital expenditures	$455		$403		$70		$39		$967

	Dynamics,
	Propulsion,		Electrical,		Automotive
	Thermal &		Electronics &		Holdings
2003:	Interior		Safety		Group		Other(a)		Total

	(in millions)
Net sales to GM and affiliates	$8,232		$6,631		$2,166		$—		$17,029
Net sales to other customers	4,580		5,980		487		1		11,048
Inter-sector net sales	734		417		867		(2,018)		—

Total net sales	$13,546		$13,028		$3,520		$(2,017)		$28,077

Depreciation, amortization, and asset impairment charges	$515	(f)	$424	(f)	$140	(f)	$41		$1,120	(f)
Sector operating income (loss)	$399	(g)	$857	(g)	$(994	)(g)	$(173	)(g)	$89	(g)
Equity income (loss)	$62		$21		$—		$(1)		$82
Investment in affiliates	$243		$172		$—		$16		$431
Goodwill	$463		$301		$—		$9		$773
Sector assets	$10,275		$8,715		$2,510		$(434)		$21,066
Capital expenditures	$601		$408		$50		$29		$1,088

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and elimination of inter-sector transactions.

(b)	Includes asset impairment charges recorded in 2005 of $239 million including $233 million related to long-lived assets held for use with $117 million for Dynamics, Propulsion, Thermal & Interior, $41 million for Electrical, Electronics & Safety, and $75 million for Automotive Holdings Group; and $6 million related to intangible assets with $4 million for Dynamics, Propulsion, Thermal & Interior and $2 million for Electrical, Electronics & Safety.

(c)	Includes charges recorded in 2005 related to asset impairments, contractual costs of other than temporarily idled employees, and costs associated with employee attrition programs of $886 million with $595 million for Dynamics, Propulsion, Thermal & Interior, $127 million for Electrical, Electronics & Safety, and $164 million for Automotive Holdings Group.

(d)	Includes asset impairment charges recorded in 2004 of $326 million with $28 million for Dynamics, Propulsion, Thermal & Interior, $13 million for Electrical, Electronics & Safety, and $285 million for Automotive Holdings Group.

(e)	Includes charges recorded in 2004 of $687 million with $132 million for Dynamics, Propulsion, Thermal & Interior, $91 million for Electrical, Electronics & Safety, $457 million for Automotive Holdings Group and $7 million for Other.

(f)	Includes asset impairment charges recorded in 2003 of $58 million with $1 million for Dynamics, Propulsion, Thermal & Interior, $6 million for Electrical, Electronics & Safety, and $51 million for Automotive Holdings Group.

(g)	Includes charges recorded in 2003 of $561 million with $86 million for Dynamics, Propulsion, Thermal & Interior, $114 million for Electrical, Electronics & Safety, $319 million for Automotive Holdings Group and $42 million for Other.
      Effective January 1, 2005, Delphi moved three additional manufacturing operations into the Company’s Automotive Holdings Group (“AHG”) to accelerate efforts to bring these sites back to profitability or resolve issues at these operations through other actions. AHG was established to increase Delphi management focus on one operating sector to resolve under-performing product lines or sites, while enabling Delphi management of other operating sectors to focus on growth and expansion. The additional operations named to Delphi’s AHG include: Laurel, Mississippi; Kettering, Ohio; and Home Avenue/Vandalia, Ohio.

      The realignment was designed to increase focus on products and services for the greatest long-term benefit for Delphi while at the same time placing an equal focus on businesses requiring additional Delphi management attention. It was a further step in the implementation of the Company’s long-term portfolio plans. The segment information provided above is based on the realigned sectors.
      As announced on March 31, 2006, Delphi plans to focus its product portfolio on those core technologies for which Delphi believes it has significant competitive and technological advantages and will concentrate the organization around those core strategic product lines. The Company is currently developing the revised organizational structure to support the core strategic product lines and is in the process of realigning reporting structures and systems to facilitate financial reporting. Although the Company expects to change its reporting segments based on the to-be-developed revised organizational structure, such realignment was not complete at December 31, 2005 and accordingly the Company did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company expects to change its reporting segments in the third quarter of 2006.
      Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,

	2005				2004				2003

	Net Sales				Net Sales				Net Sales

		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property

	(dollars in millions)
North America	$11,445	$6,827	$18,272	$2,999	$13,724	$5,909	$19,633	$3,439	$15,481	$4,957	$20,438	$4,071
Europe, Middle East, & Africa	967	5,733	6,700	1,607	1,286	6,020	7,306	1,998	1,222	4,960	6,182	1,906
Asia Pacific	90	1,213	1,303	363	97	1,001	1,098	376	101	944	1,045	301
South America	358	314	672	139	310	275	585	133	225	187	412	121

Total	$12,860	$14,087	$26,947	$5,108	$15,417	$13,205	$28,622	$5,946	$17,029	$11,048	$28,077	$6,399

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
      Delphi’s financial instruments include its Amended DIP Credit Facility, prepetition Revolving Credit Facility, prepetition Term Loan, unsecured notes, junior subordinated notes due to Trust I and Trust II, and other financing instruments. The fair value of these financial instruments is based on quoted market prices for the same or similar issues or the current rates offered to Delphi for debt with the same or similar maturities and terms. As of December 31, 2005 and 2004, the total of these financial instruments was recorded at $5.3 billion and $2.5 billion, respectively, and had estimated fair values of $4.0 billion and $2.5 billion, respectively. For all other financial instruments recorded at December 31, 2005 and 2004, fair value approximates book value.
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
      Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.

Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. Delphi does not hold or issue derivative financial instruments for trading purposes.
      Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of its operating units. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican peso, Polish zloty, Chinese yuan, Hungarian forint, Japanese yen, Korean won, British pound, and Euro. Delphi primarily utilizes forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.
      Delphi has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted inventory purchases. Delphi primarily utilizes swaps and options with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases.
      In order to manage the interest rate risk associated with its debt portfolio, Delphi periodically enters into derivative transactions to manage its exposure to changes in interest rates, although Delphi did not have any outstanding at December 31, 2005 or 2004.
      The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of December 31, 2005, 2004 and 2003 are as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003

	(in millions)
Current assets	$5	$99	$54
Non-current assets	2	—	4

Total assets	$7	$99	$58

Current liabilities	$8	$42	$55
Non-current liabilities	—	1	—

Total liabilities	$8	$43	$55

      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of December 31, 2005, were $12 million pre-tax. Of this pre-tax total, a gain of approximately $12 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $1 million is expected to be included in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Net gains of $86 million after-tax ($91 million pre-tax) and net losses of $35 million after-tax ($52 million pre-tax) were included in OCI as of December 31, 2004 and 2003, respectively. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was not significant. The amount included in cost of sales related to the time value of options was not significant in 2005, 2004, and 2003.
21. SUBSEQUENT EVENTS
      On February 17, 2006, the Court entered a final order for a Key Employee Compensation Program (“KECP”) granting the motion of the Debtors to implement an “at risk” incentive plan (the “Final Revised AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006 (the “Performance Period”). The Final Revised AIP applies to approximately 460 individuals holding executive positions with Delphi or one of its affiliated Debtors in the U.S. during the Performance Period (such persons, the “Executives”). Delphi’s current Chairman and CEO has voluntarily excluded himself from participating in the KECP. The Final Revised AIP provides the opportunity for at risk incentive payments to the Executives provided that certain corporate and divisional targets are met. Additionally, an incentive plan mirroring the Final Revised AIP will apply to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi as well as salaried employees in the U.S. In conjunction with the approval of the Final Revised AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of accruals for incentive compensation in the first quarter of 2006.
      On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program, pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a lump sum incentive payment of $35,000 (the “Special Attrition Program”). The lump sum incentive payment applied to all eligible retirements from October 1, 2005 forward. The program also provided additional retirement opportunities; including transfer to and retirement from GM. Approximately 14,500 U.S. hourly employees represented by the UAW were eligible to participate in the program. Additionally, GM has agreed 5,000 of Delphi’s U.S. hourly employees represented by the UAW may return to GM through the beginning of September 2007. As of June 30, 2006, approximately 12,500 employees had elected to participate in the Special Attrition Plan. On May 5, 2006, the Court entered the order approving the motion with certain modifications, which was subsequently amended on May 12, 2006. Since court approval occurred in the second quarter of 2006, the impact of the Special Attrition Program will be recorded in the second quarter of 2006.
      On June 9, 2006, Delphi, GM, and the UAW agreed on a supplemental agreement that will expand the Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provide buyouts for UAW-represented hourly employees. The supplemental agreement was approved by the Court on June 29, 2006. The new options added to the Special Attrition Program are enabled by the financial support from GM.
      On June 16, 2006, Delphi reached agreement on the terms of a special attrition program pursuant to which certain eligible Delphi hourly employees represented by the IUE-CWA would be offered normal and early voluntary retirements with a lump sum incentive payment of $35,000, additional retirement opportunities (including transfer to and from GM), or buy-out payments, which, depending on the amount of seniority or credited service, would range from $40,000 to $140,000 (the “IUE-CWA Special Attrition Program”). GM has agreed to pay the incentive payment of $35,000 and to pay one-half of the buy-out payments, except for employees at Delphi’s New Brunswick operations where previously agreed upon terms apply. The IUE-CWA Special Attrition Program was approved by the Court on June 29, 2006.
      As previously reported, Delphi’s 2005 sale of its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”) (see Note 6 Acquisitions and Divestitures) contemplated a future possible transfer of operating assets of one of the two remaining U.S. plants supplying batteries to JCI under a contract manufacturing supply agreement. On May 26, 2006, Delphi and JCI executed an agreement providing for the (a) sale to JCI of certain assets of Delphi’s battery manufacturing facility in New Brunswick, New Jersey (the “New Brunswick Facility”) free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus the value of certain inventory estimated at approximately $2 million, (b) the continuation and transition of supply of battery products to JCI from Delphi’s battery manufacturing facility in Fitzgerald, Georgia pursuant to the manufacturing supply agreement entered into in connection with the initial sale in 2005 and (c) implementation of an attrition plan with respect to the hourly employees of the New Brunswick Facility (collectively, the “Transaction”). On the same date, Delphi also entered into an agreement with the IUE-CWA and its Local 416 in connection with the attrition plan contemplated by the Transaction. Upon consummation of the Transaction, JCI has agreed to pay Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the attrition plan with the IUE-CWA and Local 416 of the IUE-CWA. In addition, pursuant to a separate 2005 prepetition agreement entered into between Delphi and GM, which was executed in connection with the sale of Delphi’s global battery business, GM has committed to provide funding in furtherance of this matter. On June 19, 2006 the Court approved the Transaction, which is expected to close in the third quarter of 2006.

22.	QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31,	June 30,	Sept. 30,		Dec. 31,		Total

	(in millions, except per share amounts)
2005
Net sales	$6,862	$7,023	$6,283		$6,779		$26,947
Cost of sales	6,500	6,606	6,221		6,374		25,701

Gross profit	$362	$417	$62		$405		$1,246

Operating loss	$(324)	$(284)	$(693	)(1)	$(870	)(2)	$(2,171	)(3)
Loss before cumulative effect of accounting change	$(403)	$(338)	$(788	)(1)	$(811	)(2)	$(2,340	)(3)
Cumulative effect of accounting change	—	—	—		(17)		(17)

Net loss	$(403)	$(338)	$(788	)(1)	$(828	)(2)	$(2,357	)(3)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.73)	$(0.60)	$(1.40)		$(1.45)		$(4.18)
Cumulative effect of accounting change	—	—	—		(0.03)		(0.03)

Basic and diluted loss per share	$(0.73)	$(0.60)	$(1.40)		$(1.48)		$(4.21)

Cash dividends declared per share	$0.030	$0.015	$0.000		$0.000		$0.045

Common stock price
High	$9.07	$5.40	$6.68		$2.99		$9.07
Low	$4.15	$3.20	$2.42		$0.23		$0.23
2004
Net sales	$7,405	$7,542	$6,642		$7,033		$28,622
Cost of sales	6,602	6,639	6,074		6,674		25,989

Gross profit	$803	$903	$568		$359		$2,633

Operating income (loss)	$143	$210	$(108)		$(727	)(4)	$(482	)(4)
Net income (loss)	$63	$143	$(119)		$(4,905	)(4)(5)	$(4,818	)(4)(5)

Basic and diluted earnings per share	$0.11	$0.25	$(0.21)		$(8.74	)(5)	$(8.59	)(5)

Cash dividends declared per share	$0.070	$0.070	$0.070		$0.070		$0.280

Common stock price
High	$11.78	$11.01	$10.69		$9.63		$11.78
Low	$9.39	$9.55	$8.61		$8.10		$8.10

(1)	Includes asset impairment charges of $40 million pre-tax related to long-lived assets held for use.

(2)	Includes asset impairment charges of $199 million pre-tax, including $193 million pre-tax related to long-lived assets held for use and $6 million pre-tax related to intangible assets. Also, includes $390 million pre-tax of goodwill impairment charges.

(3)	Includes asset impairment charges of $239 million pre-tax, including $233 million pre-tax related to long-lived assets held for use and $6 million pre-tax related to intangible assets. Also, includes $390 million pre-tax of goodwill impairment charges.

(4)	Includes asset impairment charges of $326 million pre-tax related to long-lived assets held for use and $46 million pre-tax of goodwill impairment charges.

(5)	As restated, see Note 2, Restatement. Previously reported net loss for the three months ended December 31, 2004 and calendar year ended December 31, 2004 was $4,840 million and $4,753 million, respectively. Previously reported basic and diluted loss per share for the three months ended December 31, 2004 and calendar year ended December 31, 2004 was $8.63 and $8.47, respectively.

DELPHI CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

	(in millions)
December 31, 2005:
Allowance for doubtful accounts	$91	$72	$—	$(34)	$129

December 31, 2004:
Allowance for doubtful accounts	$92	$57	$(3)	$(55)	$91

December 31, 2003:
Allowance for doubtful accounts	$83	$52	$10	$(53)	$92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      As previously disclosed in a Current Report on Form 8-K dated December 7, 2005 (the “Form 8-K”), after reviewing proposals from four accounting firms, including Deloitte & Touche LLP (“Deloitte & Touche”), the Company’s current independent registered public accounting firm, the Audit Committee of the Board of Directors of Delphi Corporation (“Delphi” or the “Company”) selected Ernst & Young LLP (“Ernst & Young”) to serve as Delphi’s independent registered public accounting firm, effective January 1, 2006, for the fiscal year ended December 31, 2006. The Board of Directors concurred with the Audit Committee’s selection. Delphi’s application for an order authorizing the retention of Deloitte & Touche to serve as Delphi’s independent registered public accounting firm for the year ending December 31, 2005 was approved by the United States Bankruptcy Court for the Southern District of New York (the “Court”) on January 17, 2006. Delphi’s application for an order authorizing the retention of Ernst & Young to serve as Delphi’s independent registered public accounting firm for the year ending December 31, 2006 was approved by the Court on April 5, 2006.
      As more fully described in the Form 8-K, the change was not the result of any disagreement between Delphi and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any decision by Deloitte & Touche to resign or refuse to stand for re-election.
      Deloitte & Touche completed its existing engagement with the issuance of its audit report and assessment of internal controls included herein.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2005. The basis for this determination was that, as discussed below, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of Delphi Corporation (“Delphi” or the “Company”) are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Our management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of the following identified material weaknesses:

•	We did not maintain a control environment that fully emphasized the establishment of or adherence to appropriate internal control for certain aspects of the Company’s operations. Principal contributing factors included (i) an insufficient number of or inappropriate depth of experience in the application of U.S. GAAP for its accounting and finance personnel, (ii) the inadequate establishment and maintenance of an effective anti-fraud program, (iii) inadequate documentation of authorization to make changes to payroll data and (iv) inadequate controls over records of employee and retiree demographic information used in determining retirement benefits liabilities.

•	We did not perform a formalized, company-wide risk assessment to evaluate the implications of relevant risks on financial reporting.

•	We failed to design and implement controls over the contract administration process to provide reasonable assurance that significant contracts are adequately analyzed to determine the accounting implications, or to capture, analyze, and record the accounting impact of amendments to existing contracts.

•	Our controls over account reconciliations did not operate effectively. Specifically, controls over the preparation, review and monitoring of account reconciliations of balance sheet accounts to ensure that account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner.

•	Our controls over journal entries did not operate effectively. Specifically, controls surrounding the preparation, independent review, and authorization of journal entries to ensure that entries were accurate and supported by appropriate underlying documentation.

•	Our controls over inventory accounting did not operate effectively. Specifically, controls to determine that (i) consignment inventories (including buy/sell relationships) and pay-on consumption inventories were reconciled on a timely basis; (ii) adjustments to inventory costs or quantities related to annual physical inventories, cycle counts, and negative inventory are made in the appropriate period; (iii) the receipt of raw materials, finished goods returned by customers and finished goods received from production are recorded in the appropriate period; and (iv) the calculation of excess and obsolete inventory reserves are performed accurately and adjustments recorded on a timely basis.

•	Our controls over fixed asset accounting did not operate effectively. Specifically, controls over (i) the proper classification and approval of capitalized maintenance; (ii) the proper and timely transfer of construction-work-in-progress tooling to the fixed assets ledger; (iii) the proper amortization of tooling assets pursuant to corporate guidelines; and (iv) the proper approval and timely recording of disposals and transfers related to fixed assets and special tools.

•	Our controls over income tax accounting and disclosure did not operate effectively. Specifically, controls over the preparation and review of supporting calculations, analyses and disclosures related to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” that provide reasonable assurance that the account balances and disclosures were accurate and supported by appropriate underlying documentation.

•	Our controls over temporary cash disbursements process accounting did not operate effectively. Specifically, controls over a temporary cash disbursements process implemented following the Company’s chapter 11 filing related to (i) unintended over-payments, and (ii) the timely accounting of those payments.

      Management has discussed the material weaknesses described above and related corrective actions with the Audit Committee. Our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte & Touche”), has audited management’s assessment of our internal control over financial reporting. Deloitte & Touche has issued an attestation report, which is included under Item 8. Financial Statements and Supplementary Data— Report of Independent Registered Public Accounting Firm.
Remediation of Material Weaknesses
      During our 2004 assessment of internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 we identified the following material weaknesses:

•	Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of GAAP at the divisional level, and insufficient personnel at the Company’s headquarters to provide effective oversight and review of financial transactions;

•	Ineffective “tone” within the organization related to the discouragement, prevention or detection of management override, as well as inadequate emphasis on thorough and proper analysis of accounts and financial transactions;

•	Ineffective or inadequate accounting policies to ensure the proper and consistent application of GAAP throughout the organization.

•	Ineffective or inadequate controls over the administration and related accounting for contracts;
      The Company did not fully remediate all the material weaknesses listed above. We continue to remediate the elements related to insufficient numbers of personnel having appropriate knowledge and ineffective or inadequate controls over contract administration.
      Management believes that it has made progress to remediate these two previously identified material weaknesses, however, additional remediation is still required as discussed below. Therefore, consistent with our expectations set forth in Item 4 of our quarterly report on Form 10-Q for the period ended September 30, 2005, we are continuing to report two of the previously identified material weaknesses and will do so until further testing and assessment is completed.
      The Company did remediate the material weaknesses related to the ineffective or inadequate accounting policies and ineffective tone within the organization related to the discouragement, prevention, or detection of managerial override. During our review of deficiencies found in management’s 2005 assessment, no evidence of management override was noted.
      During the course of our 2005 assessment, management identified additional material weaknesses.
      Management has taken a number of steps that it believes will impact the effectiveness of our internal controls over financial reporting and has identified a number of additional remediation activities that it will seek to implement throughout the remainder of 2006. The actions taken through the date of this filing and future actions planned to remediate these weakness are described as follows:
Ineffective Control Environment
      The Company did not find any evidence of management override and, as discussed in Item 4 of our quarterly report on Form 10-Q for the period ended September 30, 2005 specific actions were taken by management to remediate the control deficiencies identified during the accounting investigation by the Audit Committee and the Company.
      Specifically, in October 2005, Delphi’s Board of Directors named a new CFO, who is fostering a culture of openness throughout the organization. Also in October 2005, Delphi’s Board of Directors named a new General Counsel and assigned the General Counsel the additional duties of Chief Compliance Officer, reporting in this capacity to the CEO and the chair of the Audit Committee. In early November 2005, senior members of Delphi’s executive management attended a training session focusing on lessons learned from the accounting investigation, ethical business behavior and maintaining appropriate tone at the top. The remainder of the executive management team attended this training prior to December 31, 2005. In 2006, this training will continue for the entire salaried workforce. Also, on February 1, 2006, a Vice President of Corporate Audit Services was appointed by the Board of Directors to fill a vacancy created in 2005 when the previous Vice President was appointed Treasurer.

•	Insufficient number of or appropriate depth of experience in the application of U.S. GAAP for its accounting and finance personnel
      The Company continues to hire additional personnel with significant experience in accounting and industry knowledge to fill important reporting positions both at the Company’s headquarters and at various operating units. Global training on a variety of accounting-and-reporting related topics has occurred and additional training focused towards the Company’s foreign locations is planned to continue throughout 2006. In addition, management continues to perform the following procedures:

(a) More transactions are reviewed by the chief accounting officer rather than at the business units or functions, particularly those which deviate from previously reviewed or standard terms and conditions;

(b) External experts are being utilized, when deemed necessary, to assist in evaluating transactions as well as preparing and reviewing the appropriate accounting documentation; and

(c) The chief financial officer and key members of the Controller’s Staff meet quarterly with the finance staff of each operating division and functional staff, to identify and review significant accounting matters.
      The Company will continue to test the effectiveness of the training put in place as well as the performance of its personnel and will repeat its assessment to determine whether additional training programs are warranted.

•	Inadequate establishment and maintenance of an effective anti-fraud program
      Management recognizes that additional improvement is required regarding the Company’s control environment. Senior management will continue to reinforce the importance of internal controls through ongoing communication and in 2006 will appoint both operational and finance executives to lead the remediation efforts of specific material weaknesses. The Chief Compliance Officer has formed a Compliance Review Board consisting of executives in charge of key functional areas including legal, finance, audit, treasury and purchasing and with divisional and regional input to develop and oversee the implementation of appropriate compliance policies and procedures and remediation plans. Company management will seek as a top priority to enhance the control environment by providing resources to support remediation efforts and to evaluate and implement proper fraud and risk assessment frameworks.

•	Inadequate documentation of authorization to make changes to payroll data and records of employee and retiree demographic information used in determining retirement benefits liabilities
      In 2006, management will continue to emphasize the importance of related monitoring controls and intends to enhance the design of controls surrounding employee cost by updating the Company’s current control framework to strengthen the design of controls at the operational and corporate levels. Controls at both levels, operational and corporate, will be monitored and tested throughout 2006 with additional remediation plans being implemented as necessary.
Inadequate Formalized, Company-wide Risk Assessment
      In 2006, management has already made more robust the Company’s risk assessment process by establishing a SOX Subcommittee to review Company wide financial statement risks, enhancing the Corporate Audit Services risk assessment, and by the establishment by the Chief Compliance Officer of the Compliance Review Board as described above.

Inadequate Contract Administration Process
      As reported in the 2004 Annual Report on Form 10-K, some areas in the organization have revised their contract administration procedures. For example, changes were implemented in the second half of 2004 with respect to the administration of contracts for information technology services. These changes include the implementation of a contract administration procedure that requires documentation by finance, legal and information technology services that the contracts have been reviewed, including a summary of all pertinent transaction terms. Given the complexity involved in developing and implementing a formal contract administration process, the Company has not yet finalized its plan to address this issue. The remediation of this material weakness will continue throughout 2006.
Inadequate Preparation and Review of Journal Entries and Account Reconciliations
      Management has emphasized the importance of timely and accurate account reconciliations at all levels of the finance organization, both divisional and headquarters. The timely and accurate performance of account reconciliations has been integrated into the job performance objectives and will impact bonus and compensation decisions with respect to finance employees. Training sessions focused on account reconciliations were held in the second half of 2005 to reinforce the importance and proper format of account reconciliations. Additional training and testing will continue throughout 2006. During 2006 the quarterly meetings between divisional and functional finance staff and the chief financial officer have included review and sample testing of account reconciliations. In addition, we are evaluating system solutions available to further automate and standardize many of the material account reconciliations, thereby enhancing the accuracy and timeliness of completion.
      Management has emphasized the importance of proper journal entry posting including the preparation of sufficient support documentation and proper review and authorization at all levels of the finance organization. In the global training as discussed above, emphasis will be placed on the proper creation of journal entries. During 2006 the quarterly meetings between divisional and functional finance staff and the chief financial officer will emphasize this control and include review and sample testing of journal entries. Additional training and testing will continue throughout 2006. Further remediation plans related to journal entries will be developed and deployed throughout 2006.
Inadequate Controls over the Recording and Classification of Fixed Assets
      Management continues to emphasize the importance of proper U.S. GAAP accounting for fixed assets including tooling. Specific policies related to tooling were identified as high priority and re-written and released in 2006. In the global training as discussed above, emphasis will be placed on the proper accounting of fixed assets at the divisional headquarters and international locations. In addition, fixed asset accounting with emphasis on tooling will be addressed at the quarterly meetings of the chief financial officer and the chief accounting officer and controller with the finance staff of each operating division and functional staff. Further remediation plans related to property and tooling accounting will be developed and deployed throughout 2006.
Inadequate Controls over Accounting Inventory
      Management continues to emphasize the importance of proper U.S. GAAP accounting for inventory. In the global training as discussed above, emphasis will be placed on the proper accounting of inventory at the divisional headquarters and international locations. In addition, proper inventory accounting will be addressed at the quarterly meetings of the chief financial officer and the chief accounting officer and controller with the finance staff of each operating division and functional staff. Further remediation plans related to inventory accounting will be developed and deployed throughout 2006.
      In addition, we will evaluate system implementations and solutions to enhance the inventory accounting for divisions of the Company in which inventory accounting has proven more difficult.

Inadequate Controls over Income Tax Accounting and Disclosure
      Management continues to enhance controls around the proper accounting of income taxes and specifically those controls related to the income tax accounting of its foreign subsidiaries. Management has deployed tax accounting tools and training related to this material weakness and will continue to emphasize the same throughout 2006. Management will ensure that personnel with proper experience and resources are engaged in the oversight of technical income tax related accounting items.
Inadequate Controls over the Temporary Cash Disbursement Process Accounting
      The Company reviewed the transactions in question and believes the related balances are properly stated. In 2006, the volume of cash disbursements has normalized; therefore management intends to discontinue the use of the temporary cash disbursement process in the next months so that no material weakness exists by December 31, 2006.
Changes in Internal Control over Financial Reporting
      Because of the inherent nature of the chapter 11 reorganization process, including the need to maintain existing customer and supply relationships while at the same time changing business processes and organizational structure to streamline operations, reduce administrative burden and costs, and resolve our legacy liabilities as we seek to transform our business, we must continuously adapt our control framework. As new processes are implemented and existing ones change, additional risks may arise that are not currently contemplated by our existing internal control framework. Although management will continue to monitor the chapter 11 restructuring process for control activities outside its normal control framework and seek to adapt its control framework to newly identified risks, we cannot assure we will be successful in identifying and addressing such risks in a timely manner.
      We continue the deployment of SAP’s enterprise software solution to replace legacy software systems in our businesses at various global locations which we expect will continue through 2006 and beyond.
      Given the demands of the chapter 11 reorganization and related processes described above, it is likely that not all of the identified material weaknesses will be remediated in 2006. However, management continues to remain focused on remediation efforts and plans to remediate as many material weaknesses in 2006 as possible.

ITEM 9B.	OTHER INFORMATION
      Refer to Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, for information regarding Deloitte & Touche’s completion of its existing engagement with Delphi.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
      The names, ages and other positions with Delphi Corporation (“Delphi” or the “Company”), if any, as of May 31, 2006 of each director are listed below.

Name	Age	Position	Term

Robert S. Miller	64	Chairman; CEO	since 2005
Rodney O’Neal	52	President & COO	since 2005
Oscar de Paula Bernardes Neto	59	Director	since 1999
Robert H. Brust	62	Director	since 2001
Virgis W. Colbert	66	Director	since 1999
David N. Farr	51	Director	since 2002
Dr. Bernd Gottschalk	62	Director	since 2000
Shoichiro Irimajiri	66	Director	since 1999
Raymond J. Milchovich	56	Director	since 2005
Craig G. Naylor	57	Director	since 2005
John D. Opie	68	Director	since 1999
John H. Walker	48	Director	since 2005
      Mr. Miller was named chairman and chief executive officer of Delphi effective July 1, 2005. Prior to joining Delphi, Mr. Miller served as a director of Federal-Mogul Corporation, a global automotive component supplier, since 1993, including as a non-executive chairman from January 11, 2001 to October 1, 2001, and from January 2004 until June 2005, and three times in a transitional role as chief executive officer of Federal-Mogul in 1996 and again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation, a steel manufacturing company.
      Other Directorships: United Airlines Corp. and Symantec Corporation.
      Mr. O’Neal was named President and Chief Operating Officer of Delphi effective January 7, 2005. Prior to that position Mr. O’Neal served as President of the Dynamics, Propulsion and Thermal sector effective January 1, 2003. This sector was realigned effective January 1, 2004 and is now the Dynamics, Propulsion, Thermal & Interior sector. He assumed additional responsibility for Europe and South America in January 2004. He had been Executive Vice President of Delphi and President of the former Safety, Thermal and Electrical Architecture sector since January 2000. Previously, he had been Vice President and President of Delphi Interior Systems since November 1998 and General Manager of the former Delphi Interior & Lighting Systems since May 1997. He is a member of the Executive Leadership Council.
      Other Directorships: Goodyear Tire & Rubber Company.
      Mr. Bernardes is the Senior Partner of LID Group and of Integra Associados Assessoria e Consultoria. He was Chief Executive Officer of Bunge International from 1996 to 1999. Before joining Bunge, Mr. Bernardes was a senior partner with Booz Allen & Hamilton. He also has over 15 years of consulting experience, including several projects related to the automotive industry in South America. Mr. Bernardes is currently a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors, and throughout 2005 served as a member of the Audit Committee of Delphi’s Board of Directors. He is also a member of the Advisory Board of Bunge Brasil, Booz Allen & Hamilton do Brasil, Alcoa Brasil and Veirano Associados.
      Other Directorships: Metalurgica Gerdau S.A., Gerdau S.A., Johnson Electric Holdings Ltd., Satipel S.A., RBS, Suzano Bahia Sul S.A., and Sao Paulo Alpargatas S.A.

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
      Other Directorships: Applied Materials, Inc.
      Mr. Colbert was appointed Executive Vice President for Miller Brewing Company in July 1997 and recently retired on January 1, 2006. He has held several manufacturing and production positions since joining Miller in 1979. He is the former Chairman of the Board of Trustees of Fisk University. Mr. Colbert is Chairman of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
      Other Directorships: The Manitowoc Company, Inc., The Stanley Works, Sara Lee Corporation.
      Mr. Farr, is the Chairman, CEO and President of Emerson, having been named CEO in October 2000 and elected to the additional position of Chairman of the Board in September 2004. He joined Emerson in 1981. Mr. Farr is a member of the Business Council and the Civic Progress Group of St. Louis, Missouri. He is also a member of the Municipal Theatre Association of St. Louis and a trustee of the Board of Trustees for Boy Scouts Greater St. Louis Council. Mr. Farr is Chairman of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
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
      Other Directorships: Fuchs Petrolub AG, J.M. Voith AG, Hoffmann La Roche Grenzach AG Germany, Thyssen Krupp Automotive AG.
      Mr. Irimajiri has been the Representative Director of Shoichiro Irimajiri, Inc since 2000. Previously, Mr. Irimajiri held various positions within Sega Enterprises, Ltd. including President and Representative Director for Sega from 1994 to 2000. Before joining Sega, Mr. Irimajiri had been an Executive Vice President at Honda Co. Ltd. since 1990. He had been associated with Honda since 1963. Mr. Irimajiri is also Chairman of Asahi Tec Corporation. Mr. Irimajiri was also a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors. Mr. Irimajiri retired from the Board of Directors on March 31, 2006.
      Other Directorships: Happinet Corporation, Asahi Tec Corporation.
      Mr. Milchovich is President, Chief Executive Officer and Chairman of the Board of Foster Wheeler Ltd. Mr. Milchovich joined Foster Wheeler Ltd., a publicly traded global engineering and construction company serving energy-related markets, in 2001. Previously he was the president, chief executive officer and chairman of Kaiser Aluminum Corp. Mr. Milchovich held various management positions with Kaiser Aluminum Corp. after joining the company in 1980. Prior to joining Kaiser Aluminum Corp., Mr. Milchovich held a variety of top operating positions for Wisconsin Steel Corp. and Wheeling-Pittsburgh Steel Corp. Mr. Milchovich is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
      Other Directorships: Foster Wheeler Ltd. and Nucor Corporation.
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
      Mr. Opie is the former Vice Chairman of the Board and Executive Officer for General Electric Company. Mr. Opie retired from General Electric Company and its Board at the end of May 2000. He had been associated with General Electric Company since 1961 in numerous management positions, including Vice President of the Lexan and Specialty Plastics Divisions, President of the Distribution Equipment Business Division and President of General Electric Company’s Lighting Business from 1986 to 1995. He also is a Life Trustee of Michigan Tech. University. Mr. Opie is Lead Independent Director of Delphi’s Board of Directors and is an ex officio member of the Audit Committee, the Compensation and Executive Development Committee and the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
      Other Directorships: Mr. Opie retired from the Board of Directors of Wal-Mart in June 2006.
      Mr. Walker is president and chief executive officer of The Boler Company. In August 2003, Mr. Walker joined The Boler Company, one of the largest private companies in the country, which operates under the name Hendrickson International. Hendrickson International is one of the largest independent providers of truck and trailer suspensions in the world. Prior to joining The Boler Company, Mr. Walker was with Weirton Steel Corporation, including as its Chief Executive Officer, President and Chief Operating Officer and a director from January 2001 until August 2003, and with the consulting firm McKinsey & Company in the mid 1980s. Mr. Walker is a member of the Audit Committee of Delphi’s Board of Directors.
      Other Directorships: The Boler Company and United Airlines Corp.
EXECUTIVE OFFICERS
      The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.
AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
      The Audit Committee of the Board of Directors is a separately designated standing committee. During 2005, the Audit Committee was initially composed of four individuals, including the Chairman, Robert H. Brust, Cynthia A. Niekamp, Oscar De Paula Bernardes Neto and John D. Opie, ex officio, each of whom is independent as that term is used in section 10A(m)(3) of the Exchange Act. In February 2005, Mr. Bernardes was reassigned from the Audit Committee to the Corporate Governance and Public Issues Committee, with the result that the Audit Committee was composed of three individuals throughout the remainder of 2005. As previously reported, Mr. Bernardes returned to the Audit Committee in July of 2005, when due to potential competitive overlap issues under United States (“U.S.”) antitrust laws, Ms. Niekamp resigned from the Board of Directors at the request of her employer, BorgWarner, Inc. In December 2005, John Walker, who is also independent within the meaning of Section 10A (m) (3) of the Exchange Act, was named to the Board of Directors and the Audit Committee. After a month of overlap to assure a smooth transition, in February 2006 Mr. Bernardes was again reassigned to the Corporate Governance and Public Issues Committee. The Board of Directors has determined that Mr. Brust, is, and during the time she served on the Audit Committee, Ms. Niekamp, was an audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission. In addition, the Board of Directors has determined that Messrs. Opie, Bernardes and Walker each have significant experience in reviewing, understanding and evaluating financial statements and is financially literate, as such term has been defined by the listing standards of the New York Stock Exchange. The Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com).

NOMINATION TO BOARD OF DIRECTORS
      The Corporate Governance and Public Issues Committee of the Board of Directors considers stockholder suggestions for nominees for directors. There have been no changes in the procedures by which shareholders may recommend nominees to the Board of Directors.
SECTION 16(b)
      Based solely on a review of filings, all persons subject to the reporting requirements of Section 16(b) filed the required reports on a timely basis for the fiscal year ended 2005.
INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
      Mr. Milchovich was the former Chairman, President and Chief Executive Officer of Kaiser Aluminum Corporation from December 1999 to October 2001. Kaiser Aluminum Corporation commenced a voluntary petition under chapter 11 of the United States Bankruptcy Code on February 12, 2002.
      Mr. Miller served as a director of Federal-Mogul Corporation since 1993, including as a non-executive chairman from January 11, 2001 to October 1, 2001, and from January 2004 until June 2005, and three times in a transitional role as chief executive officer of Federal-Mogul in 1996 and again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation. Bethlehem Steel Corporation and Federal-Mogul Corporation each commenced a voluntary petition under chapter 11 of the United States Bankruptcy Code on October 15, 2001 and October 1, 2001, respectively.
      Mr. Walker was the Chief Executive Officer, President and Chief Operating Officer and a director of Weirton Steel Corporation from January 2001 until August 2003. Weirton Steel Corporation commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code in March 2003.
CODE OF ETHICS
      Delphi has adopted a written code of ethics, “The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity,” which is applicable to all Delphi directors, officers and employees, including the Company’s chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Commission’s rules and regulations a copy of the code, as amended, was filed as an exhibit to the Form 10-K for the year ended December 31, 2004 and is posted on our website. Delphi intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.delphi.com.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The table below shows compensation information for Robert S. Miller, Jr., who served as our chief executive officer from July through December 2005, J. T. Battenberg III, who served as our chief executive officer from January through June 2005, our four next highest paid executive officers as of the end of 2005 and two additional individuals who, had they been executive officers at the end of 2005, would have been among the four next highest paid.

					Long-Term Compensation

							Payouts
					Awards

		Annual Compensation					Long-
					Restricted	Securities	Term
				Other Annual	Stock Unit	Underlying	Incentive	All Other
Name and		Salary	Bonus	Compensation	Awards	Options	Payouts	Compensation
Principal Position(1)	Year	($)(5)	($)	($)(6)	($)(7)	(#)(8)	($)(9)	($)(10)

Robert S. Miller	2005	750,000	—	n/a	n/a	n/a	n/a	3,000,000
Chairman of the Board and Chief Executive Officer
Rodney O’Neal	2005	1,100,000	—	143,531	535,613	n/a	157,194	200,000
Director, President and	2004	860,000	—	54,865	613,224	272,000	—	14,296
Chief Operating Officer	2003	860,000	—	62,165	373,028	295,000	280,000	16,553
David B. Wohleen	2005	890,000	—	n/a	422,280	n/a	125,670	142,750
	2004	825,000	—	n/a	613,224	272,000	—	13,714
	2003	825,000	—	n/a	373,028	295,000	280,000	15,880
Robert J. Dellinger	2005	170,673	—	n/a	n/a	n/a	n/a	350,000
Executive Vice President, Chief Financial Officer
Mark R. Weber	2005	700,000	—	54,520	381,915	n/a	115,020	129,000
Executive Vice President	2004	660,000	—	87,650	554,607	246,000	—	10,973
Operations, Human	2003	651,250	—	n/a	341,415	270,000	280,000	12,582
Resource Management & Corporate Affairs
J. T. Battenberg III(2)	2005	900,000	—	380,217	1,300,995	n/a	—	47,904
	2004	1,700,000	—	261,072	1,889,271	838,000	—	51,466
	2003	1,675,000	—	107,477	1,213,920	960,000	732,000	52,213
Donald L. Runkle(3)	2005	500,000	—	n/a	n/a	n/a	—	755,000
	2004	1,000,000	—	89,855	633,515	281,000	—	16,624
	2003	1,000,000	—	76,586	385,673	305,000	340,000	19,249
Alan S. Dawes(4)	2005	240,000	—	n/a	n/a	n/a	—	—
	2004	960,000	—	90,598	633,515	281,000	—	15,960
	2003	960,000	—	n/a	385,673	305,000	320,000	18,480
Notes

(1)	The titles noted above are the officers’ current titles. Mr. Miller was appointed to his position on July 1, 2005 and Mr. Dellinger was appointed to this position on October 8, 2005. Mr. O’Neal was promoted to his current position on January 7, 2005 and received a compensation increase at that time. Mr. O’Neal received an additional compensation increase on July 24, 2005. Mr. O’Neal’s previous title was President, Dynamics, Propulsion and Thermal sector. As previously announced, effective June 1, 2006, Mr. Wohleen, who served as Vice Chairman from January 7, 2005 and prior to that as President Electrical, Electronics, Safety and Interior Sector retired from Delphi and his responsibilities were transitioned to Delphi’s other officers.

(2)	Mr. Battenberg served as Chairman of the Board and Chief Executive Officer until his retirement on July 1, 2005. Per the terms of his retirement agreement, Mr. Battenberg provided consulting services for a period of one month following his effective retirement date. The $150,000 for these services has been included under “Other Annual Compensation” (see also Note 6). Per the terms of the Long Term Incentive Plan, the previously reported 2005 restricted stock unit grant was cancelled upon his retirement (see also Note 9). Mr. Battenberg was not eligible for payment of any portion of the 2003—2005 cash performance award previously granted to him pursuant to the Long-Term Incentive Plan (see also Note 8).

(3)	Mr. Runkle, who was Vice Chairman, Enterprise Technologies through January 7, 2005, entered into a retirement agreement with the Company effective July 1, 2005. Per the terms of the agreement, Mr. Runkle received a payment of $755,000, which reflects a nine-month separation amount plus payments for other transitional assistance, fees and expenses (see also Note 10). Mr. Runkle did not participate in the 2005 restricted stock unit grant (see also note 7) and is not eligible to receive a 2003—2005 cash performance award previously granted to him pursuant to the Long-Term Incentive Plan (see also Note 9).

(4)	Mr. Dawes, who served as Vice Chairman and Chief Financial Officer and was a member of the Board of Directors, resigned on March 4, 2005. Mr. Dawes did not participate in the 2005 restricted stock unit grant (see also note 7) and is not eligible to receive a 2003—2005 cash performance award previously granted to him pursuant to the Long-Term Incentive Plan award (see also note 9).

(5)	Represents total amounts of salary actually paid. See notes 1—4 for months employed by the Company during 2005.

(6)	This amount includes:

a)	The incremental cost to the Company of providing corporate transportation for personal use by the executive and the executive’s family on Company aircraft. Prior to 2004, the Company estimated the incremental aircraft cost using SIFL rates (the amount required to be imputed as income to the individual for federal income tax purposes). Since 2004, we have been measuring incremental aircraft cost by reference to the variable cost to the company of flying the aircraft on a particular trip. The incremental cost to the Company in 2005 of providing each of the following named executives with use of the Company aircraft for personal transportation was: $123,710 for Mr. O’Neal; $30,057 for Mr. Weber and $194,621 for Mr. Battenberg. Since filing for reorganization under chapter 11 of the United States Bankruptcy Code, all personal travel on Company aircraft has been terminated.

b)	Use of vehicles under Delphi’s employee car program. The 2005 amount included is $16,613 for Mr. Weber.

c)	Mr. Battenberg received a fee equivalent to one-month’s salary for providing consulting services for one month after his retirement on July 1, 2005.

(7)	Shows value of restricted stock units granted on March 1, 2005 as of the date of grant.

Listed below is the total number of shares represented by all restricted stock units, by year, allocated to the named executive officers as of December 31, 2005, including dividend equivalents. In connection with the October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”), Delphi determined it will not issue common stock on the vesting dates of any restricted stock units granted but unvested at the time of the chapter 11 filings October 8, 2005. Given the Company’s intention not to deliver these shares, the market value of these awards is assumed to be $0.

	2002		2003		2004		2005		Total RSU Grants

Named Executive	Balance	Mkt. Value	Balance	Mkt. Value	Balance	Mkt. Value	Balance	Mkt. Value	Balance	Mkt. Value

Robert S. Miller(a)	n/a	$—	n/a	$—	n/a	$—	n/a	$—	n/a	$—
Rodney O’Neal	31,797	$—	31,486	$—	63,463	$—	78,551	$—	205,297	$—
David B. Wohleen	30,772	$—	31,486	$—	63,463	$—	61,930	$—	187,651	$—
Robert J. Dellinger(a)	n/a	$—	n/a	$—	n/a	$—	n/a	$—	n/a	$—
Mark R. Weber	28,721	$—	28,817	$—	57,397	$—	56,010	$—	170,945	$—
J. T. Battenberg III(b)	—	$—	—	$—	—	$—	—	$—	—	$—
Donald L. Runkle(b)	—	$—	—	$—	—	$—	—	$—	—	$—
Alan S. Dawes(c)	—	$—	—	$—	—	$—	—	$—	—	$—

The scheduled vesting for the restricted stock units granted is as follows; however, as described above, Delphi will not deliver common stock on these vesting dates:
• 2002: 25% on January 2, 2003, 25% on January 3, 2005 and 50% on January 2, 2017 or at retirement, whichever occurs earlier;
• 2003: One-third on each April 26, 2004, April 24, 2006 and April 24, 2008;
• 2004: One-third on each May 7, 2007, May 7, 2008 and May 7, 2009;
• 2005: One third on each March 1, 2008, March 1, 2009 and March 1, 2010.

(a)	Mr. Miller and Mr. Dellinger did not receive a 2005 restricted stock unit grant.

(b)	Per the terms of the Long Term Incentive Plan:

•	Mr. Battenberg’s and Mr. Runkle’s unvested 2002, 2003 and 2004 restricted stock units vested upon retirement. The vested restricted stock units were distributed to them on July 20, 2005. Mr. Battenberg was awarded 383,075 shares valued at $1,965,175 and Mr. Runkle was awarded 130,575 shares valued at $669,850 on the delivery date.
•	Mr. Battenberg’s 2005 restricted stock unit grant was cancelled upon his retirement and is therefore not reflected in this table.
•	Mr. Runkle did not receive a 2005 restricted stock unit grant.

(c)	Mr. Dawes’ outstanding 2002, 2003 and 2004 were cancelled upon his resignation. Mr. Dawes did not receive a 2005 restricted stock unit grant.

(8)	No options were granted in 2005.

(9)	Reflects long-term cash performance awards issued under the Long Term Incentive Plan. The performance periods are 2003—2005, 2002—2004 and 2001—2003. In 2004, in conjunction with the Board of Director’s review of Delphi’s strategic business plan, Delphi modified for all the then outstanding long-term cash performance awards (2002—2004 and 2003—2005) the established goals for 2003, 2004 and 2005 to reflect greater emphasis on meeting certain threshold cash flow targets as part of the overall performance and individual executive objectives.

In connection with the Chapter 11 Human Capital First Day Order, payments of the 2003-2005 long term cash performance award were made to eligible employees who were still active. Mr. O’Neal, Mr. Wohleen and Mr. Weber were eligible to receive an award payment. As retirees, Mr. Battenberg and Mr. Runkle were ineligible to receive their awards. Mr. Dawes’ award was cancelled upon his resignation. Mr. Miller and Mr. Dellinger, having joined Delphi in 2005, were not eligible to receive 2003—2005 cash performance awards under the terms of the Long Term Incentive Plan.

(10)	Includes the following:

	Recognition and			Split Dollar Life
	Retention Award		Separation Payment	Insurance Imputed
Named Executive	($)(a)	Sign-On Bonus(b)	(c)	Income($)(d)

Robert S. Miller	—	3,000,000	—
Rodney O’Neal	200,000	—	—	—
David B. Wohleen	142,750	—	—	—
Robert J. Dellinger	—	350,000	—	—
Mark. R. Weber	129,000	—	—	—
J. T. Battenberg III	—	—	—	47,904
Donald L. Runkle	—	—	755,000	—

(a)	Recognition and Retention Award: The Compensation and Executive Development Committee (the “Compensation Committee”) approved a retention program for U.S. salaried employees, including executives, in February 2005. Executive officers were to receive payment of the award in four equal installments over a two-year period. The first installment was paid in September 2005 and is reflected above. On February 17, 2006, as part of the approval of portions of the KECP, the Company cancelled the outstanding installments of the Recognition and Retention Award.

(b)	Sign-On Bonus: Per their respective hiring agreements, Mr. Miller and Mr. Dellinger received a sign-on bonus at the start of their employment. Any bonus award Mr. Dellinger is eligible to receive pursuant to the annual incentive plan for the period January to June 2006, as approved under the KECP, will be reduced by the amount of his sign-on bonus.

(c)	Separation Payment: Mr. Runkle’s separation agreement included a payment of $755,000, which reflects a nine-month separation amount plus payments for other transitional assistance, fees and expenses.

(d)	Split Dollar Life Imputed Income: The value of the insurance premium paid by Delphi with respect to the Delphi Executive Split-Dollar Endorsement Plan, a life insurance policy for the benefit of Mr. Battenberg. Upon the death of Mr. Battenberg, Delphi would be reimbursed for its premiums paid on the Executive Split-Dollar Endorsement Plan.

The 2004 and 2003 amounts for Mr. O’Neal, Mr. Wohleen, Mr. Weber, Mr. Battenberg, Mr. Runkle and Mr. Dawes include matching contributions under the Savings-Stock Purchase Plan and Benefit Equalization Plan, a plan whereby Delphi provides benefits substantially equal to benefits that could not be provided under the Savings-Stock Purchase Plan because of limitations under the Internal Revenue Code. These matching contributions were suspended in 2005.

Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End
      The following table shows information concerning the options exercised in 2005 by each of the executive officers named in the Summary Compensation Table and the value of options held by such executives at the end of 2005. No stock appreciation rights are held by any named executive officer.

			Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Delphi Shares		at FY-End(#)	at FY-End($)(2)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized($)	Unexercisable(1)	Unexercisable

Robert S. Miller	0	0	0/0	$0/$0
Rodney O’Neal	0	0	1,091,639/0	$0/$0
David B. Wohleen	0	0	1,078,092/0	$0/$0
Robert J. Dellinger	0	0	0/0	$0/$0
Mark R. Weber	0	0	964,410/0	$0/$0
J. T. Battenberg III	0	0	4,497,386/0	$0/$0
Donald L. Runkle	0	0	1,221,086/0	$0/$0
Alan S. Dawes	0	0	0/0	$0/$0
Notes

(1)	In connection with the Chapter 11 Filings, Delphi determined it will not issue common stock for any option that was granted but unvested at the time of the chapter 11 filing on October 8, 2005. Listed below is the number of unvested options as of October 8, 2005 that will remain unexercisable upon vesting for the named executive officers:

Unvested Options as of
October 8, 2005 That Will
Name	Remain Unexercisable

Rodney O’Neal	279,668
David B. Wohleen	279,668
Mark R. Weber	254,000
J.T. Battenberg III	878,667
Donald L. Runkle	289,001

(2)	These year-end values represent the difference between the fair market value of Delphi’s common stock underlying options (based on the stock’s closing price on the Pink Sheets LLC (the “Pink Sheets”), a quotation service for over the counter (“OTC”) securities on December 31, 2005) and the exercise prices of the options. The closing price of Delphi’s common stock on the Pink Sheets on December 31, 2005 was $0.29. “In-the-money” means that the fair market value of the underlying stock is greater than the option’s exercise price on the valuation date. As reflected above, no outstanding options are “in the money” at this time.

Long-Term Incentive Plan-Awards in Last Fiscal Year
      The following table shows information on 2005 grants of incentive awards to the executive officers named in the Summary Compensation Table. Under the terms of the Long Term Incentive Plan, Mr. Battenberg’s 2005—2007 awards were cancelled upon his retirement. On February 17, 2006, the 2005—2007 Long Term Incentive Plan—Cash Award was cancelled in its entirety.

		Performance or	Estimated Future Payouts Under
		Other	Non-Stock-Price-Based Plans(3)
	Number of	Period Until
	Shares, Units or	Maturation or	Threshold	Target	Maximum
Name(1)	Other Rights(2)	Payout	($)	($)	($)

Rodney O’Neal	$1,035,000	2005-2007	$414,000	$1,035,000	$2,070,000
David B. Wohleen	$816,000	2005-2007	$326,400	$816,000	$1,632,000
Mark R. Weber	$738,000	2005-2007	$295,200	$738,000	$1,476,000
J. T. Battenberg III	$2,514,000	2005-2007	$1,005,600	$2,514,000	$5,028,000
Notes

(1)	Mr. Miller, Mr. Dellinger, Mr. Runkle and Mr. Dawes were not granted a long-term incentive plan award for the 2005—2007 performance period.

(2)	Incentive awards under the Delphi Corporation Long-Term Incentive—Cash Award Plan are denominated in dollars.

(3)	Figures reflect threshold, target and maximum levels on the grant date.
      Under the Delphi’s Long-Term Incentive Award, eligible employees may receive long-term incentive awards based on a performance period that may be at least two years and not more than five years. Typically the awards are granted every year and the performance metrics are measured over a three-year period. Performance measures applicable to the named executive officers are announced when set by the Compensation Committee. The performance metrics for the 2005-2007 performance periods were dependent on the achievement of specified levels of corporate cash flow and growth in specific sales segments.
      Had the awards not been cancelled, the final payment amounts would have depended on whether or not the performance metrics were achieved as well as the employee’s individual performance. Delphi’s Compensation Committee determines the final award by determining how completely the performance goals were achieved over the three-year period and approves the final payments awarded to the named executive officers.
      Generally, an employee’s outstanding incentive awards are cancelled if an employee quits, is discharged or ceases employment with Delphi under similar circumstances, or engages in competitive activity after termination. An employee’s rights under any award are forfeited if an employee acts against Delphi’s interests as determined by the Compensation Committee.
Retirement Programs
      The retirement program for our executives in the United States consists of two plans (eligible Delphi executives are also covered by the Delphi Saving-Stock Purchase Program, a qualified defined contribution plan). The Delphi Retirement Program for Salaried Employees, is a qualified plan for purposes of the Internal Revenue Code of 1986, as amended (the “Code”). We also have a plan that is not considered a qualified plan under the Code, the Supplemental Executive Retirement Program (“SERP”), which is governed by Delphi’s Compensation Committee. SERP provides for an executive to receive a benefit equal to the greater of that calculated under a regular method (“Regular SERP Benefit”) or an alternative method (“Alternative SERP Benefit”), under circumstances described below. Generally, under the Delphi Retirement Program for Salaried Employees and the SERP, an executive’s service with General Motors Corporation prior to January 1, 1999 is taken into account when determining service with Delphi for purposes of the plans, so that time that the executive worked for General Motors Corporation is counted as if the executive worked for Delphi during that time.
      The Delphi Retirement Program for Salaried Employees is also subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In general, the Delphi Retirement Program for Salaried Employees consists of “Part A” and “Part B” benefits for an executive hired prior to January 1, 2001 or with a length of service date prior to January 1, 2001. The benefits for an executive hired on or after January 1, 2001 or with a length of service date on or after January 1, 2001, are contained in “Part C”. Part A of the Delphi Retirement Program for Salaried Employees provides benefits under a formula based on years of credited service and an applicable benefit rate. Part B of the Delphi Retirement Program for Salaried Employees provides benefits under a formula based on years of Part B credited service and upon the average of the highest five years of base salary received during the final ten years of service, subject to certain benefit limitations imposed by the Code. In addition, under Part B, Delphi provides employees with an annual retirement benefit equal to the sum of 100% of the Part B contributions they made to the General Motors Retirement Program for Salaried Employees on or after October 1, 1979, and to the Delphi Retirement Program for Salaried Employees on or after January 1, 1999, and lesser percentages of their contributions made to the General Motors Retirement Program for Salaried Employees prior to October 1, 1979. If eligible employees elect not to contribute to Part B of the Delphi Retirement Program for Salaried Employees, they are entitled to receive the Part A benefits only. Benefits under the Delphi Retirement Program for Salaried Employees vest after five years of credited service and are payable on an unreduced basis at age 65 at the rate in effect as of the last day worked.
      Part C of the Delphi Retirement Program for Salaried Employees provides a non-contributory benefit to eligible employees. Delphi contributes 4.7% of an eligible employee’s base pay which is called the “pay credit”. Interest, based on the 30-year Treasury security or such other rate as specified by the Commissioner of the Internal Revenue Service, is credited to the account on September 30th of each plan year, and individual accounts are updated shortly thereafter. This is referred to as “interest credit”. Upon retirement, the employee is entitled to the Part C account balance, consisting of the accumulated pay credits and interest credits, in either a lump sum or an annuity.
      If an executive has at least ten years of Part B credited service or ten years of service under Part C as provided in the Delphi Retirement Program for Salaried Employees, the executive may also be eligible to receive a non-qualified SERP Benefit. Under the Regular SERP benefit formula, an eligible executive would receive 2% of average monthly base salary for the highest 60 of the last 120 months immediately preceding retirement times years of Part B credited service (or years of Part C service), minus all unreduced monthly benefits payable under the Delphi Retirement Program for Salaried Employees and minus 2% of the maximum annual Social Security benefit in the year of retirement times the years of Part A credited service (or Part C service).

      The table below shows the estimated total annual Delphi Retirement Program for Salaried Employees benefits (under Part A and Part B or Part C) plus the Regular SERP Benefit (assuming the executive qualifies). The chart gives an average annual base salary as of December 31, 2005. Such amount would be paid in 12 equal monthly installments per year to executives retiring in 2006 at age 65. If the executive elects to receive such benefits with a 65% survivor option, the amounts shown would generally be reduced from 5% to 11% depending upon the age differential between spouses.

	Years of Credited Service

Average Annual Base Salary(1)	15	25	35	45

$ 350,000	$97,940	$163,234	$228,528	$293,821
520,000	148,940	248,234	347,528	446,821
690,000	199,940	333,234	466,528	599,821
860,000	250,940	418,234	585,528	752,821
1,030,000	301,940	503,234	704,528	905,821
1,200,000	352,940	588,234	823,528	1,058,821

(1)	Average annual base salary means the average of the highest five years of base salary paid during the final ten calendar years of service immediately preceding an executive’s retirement.
      Notwithstanding the amounts set forth above, pursuant to the Court ordered, the prepetition and post-petition SERP benefits are limited to $5,000 per month per eligible retiree (including any named executive officer who retires during the duration of the chapter 11 cases). If such a retirement does occur with Regular SERP eligibility, the named executive officers will continue to accrue SERP benefits in accordance with the formula outlined above and the named executive officers will also have an unsecured claim as to the amount of the SERP benefits to which they are otherwise entitled that are not paid pursuant to the Court’s human capital obligations order.
      The average annual base salary and the years of Part B credited service or Part C service that may be considered in the Regular SERP Benefit calculation as of December 31, 2005 for the following named executive officers are as follows:

	Years of Credited	Average Annual
Named Executive	Service	Base Salary

Robert S. Miller	Less than 1 year	$1,500,000
Rodney O’Neal	33 years	$829,000
Robert J. Dellinger	Less than 1 year	$750,000
Mark W. Weber	38 years	$627,250
      The annual base salary of each named executive officer for the most recent year(s) considered in the calculation reported here is based on the “Salary” column of the Summary Compensation Table appearing earlier in this section.
      Executives may be eligible to receive the Alternative SERP Benefit instead of the Regular SERP Benefit if they abide by certain agreements with Delphi, such as, for example, an agreement not to work for any competitor of Delphi or act in any manner contrary to the best interest of Delphi. If the executive makes such an agreement and qualifies for the Alternative SERP Benefit, he or she will receive the greater of the Regular SERP Benefit or the Alternative SERP Benefit. Under the Alternate SERP Benefit formula, an eligible executive would receive 1.5% of the average of the highest five of the last ten years average annual total direct compensation times eligible years of Part B credited service up to a maximum of 35 years (or Part C years of service up to 35) less the sum of all unreduced monthly benefits payable under the Delphi Retirement Program for Salaried Employees, and less 100% of the maximum annual Social Security benefit in the year of retirement.

      The following table shows the estimated total annual Delphi Retirement Program for Salaried Employees benefits (under Part A and Part B or Part C) plus the Alternative SERP Benefit (assuming the executive qualifies). The figures are based upon average annual compensation as of December 31, 2005. Delphi would pay the benefit in 12 equal monthly installments per year to executives retiring in 2006 at age 65. If the executive elects to receive such benefits with a 65% survivor option, the amounts shown would generally be reduced from 5% to 11%, depending upon the age differential between spouses.

	Years of Credited Service
Average Annual Total
Direct Comp.(1)	15	20	25	30	35

$680,000	$129,468	$180,468	$231,468	$282,468	$333,468
1,210,000	248,718	339,468	430,218	520,968	611,718
1,740,000	367,968	498,468	628,968	759,468	889,968
2,270,000	487,218	657,468	827,718	997,968	1,168,218
2,800,000	606,468	816,468	1,026,468	1,236,468	1,446,468
3,330,000	725,718	975,468	1,225,218	1,474,968	1,724,718

(1)	Average annual total direct compensation means the sum of the average annual base salary and the average of the highest five annual incentive awards earned in respect of the final ten calendar years of service immediately preceding an executive’s retirement.
      Notwithstanding the amounts set forth above, the Court order, pursuant to the Debtors’ motion to honor human capital obligations that prepetition and post-petition SERP benefits be limited to $5,000 per month per eligible retiree (including any named executive officer who retires during the duration of the chapter 11 cases). If such a retirement does occur with Alternative SERP eligibility, the named executive officers will continue to accrue SERP benefits in accordance with the formula outlined above and the named executive officers will also have an unsecured claim as to the amount of the SERP benefits to which they are otherwise entitled that are not paid pursuant to the Court’s human capital obligations order.
      The average annual total direct compensation and the eligible years of Part B or Part C credited service which may be considered in the Alternative SERP calculation as of December 31, 2005 for the following named executive officers are as follows:

	Years of	Average Annual Total
Named Executive	Credited Service	Direct Compensation

Robert S. Miller	Less than 1 year	$1,500,000
Rodney O’Neal	33 years	$1,394,400
Robert J. Dellinger	Less than 1 year	$750,000
Mark W. Weber	35 years (capped)	$1,113,450
      The annual total direct compensation of each named executive officer for the most recent year(s) considered in the calculation reported here is based on the “Salary” and “Bonus” columns of the Summary Compensation Table appearing earlier in this section.
      At his retirement date of June 1, 2006, Mr. Wohleen had 27 years and 8 months of credited service at the time of his retirement. Although not eligible for a SERP benefit, he will receive benefits pursuant to his employee agreement including severance payments (see Other Employment Agreements) and the monthly pension payments to which he is entitled to under the Delphi Retirement Program for Salaried Employees.
      Mr. Dawes had 23 years and 8 months of credited service at the time of his resignation. He was not eligible for a SERP benefit and requested and received a lump sum payment from the Delphi Retirement Program for Salaried Employees in accordance with plan provisions.

      Mr. Battenberg and Mr. Runkle retired on July 1, 2005 and were both eligible for an Alternative SERP benefit. In accordance with the American Jobs Creation Act of 2004, Mr. Battenberg’s and Mr. Runkle’s SERP payments were scheduled to begin six months following their retirements, or January 2006, and therefore are not included in the Summary Compensation Table. Mr. Battenberg earned 42 years and 8 months of credited service and was to receive a total annual retirement benefit (pension and SERP) of $1,643,222. Under the Court’s human capital obligations order, that amount is reduced to an annual amount of $187,149. Mr. Runkle earned 36 years and 7 months of credited service and was to receive a total annual retirement benefit (pension and SERP) of $743,448. Under the Court’s human capital obligations order, that amount is reduced to an annual amount of $153,989. Because some of their retirement payments were deferred under the American Jobs Act of 2004 and they are receiving the reduced SERP benefit, both Mr. Battenberg and Mr. Runkle are eligible to file a claim with the Court for the amounts they were otherwise eligible to receive.
Related Party Transactions
      As required by our bylaws, we have agreed to advance funds, to the fullest extent permitted and in the manner required by the laws of the State of Delaware, on behalf of certain present and former officers of the Corporation, including several of the named executive officers, for attorney’s fees and other expenses they incur in connection with the previously disclosed ongoing investigation by the U.S. Securities and Exchange Commission and the Department of Justice into certain accounting matters. We have also agreed to advance funds to certain former and current employees in the same manner and to the same extent. With respect to former employees, including officers, our authority to advance fees and expenses on their behalf is further subject to conditions stipulated by the Court, as set forth in the first day orders, including in each instance receipt of approval of the Compensation Committee of the Board of Directors which may be granted only if advances are not available from other sources. In addition, total amounts advanced on behalf of all former directors and employees may not exceed $5 million.
      Our obligation to advance funds to officers, and to voluntarily advance funds to other employees, is subject to the requirement in our bylaws that these individuals agree to reimburse the Company for any expenses we advance in the event such person is ultimately determined to have not acted in good faith and in the best interests of the Company.
      On February 8, 2006, the Compensation Committee decided to not authorize advancement of funds for certain former officers and employees, including those who resigned after the Audit Committee expressed concerns regarding the role such former officers and employees played in structuring or supervising others with respect to the transactions that were the subject of our restatement. The Company has not advanced fees and expenses for these former employees since our bankruptcy filing on October 8, 2005.
Other Employment Agreements
      Delphi and Mr. Donald L. Runkle, former Delphi vice chairman, enterprise technologies, reached an agreement on the terms of Mr. Runkle’s early retirement from Delphi and the transitional services that he provided prior to his retirement effective July 1, 2005. Additionally, Delphi entered into a special retention agreement with Mr. Rodney O’Neal, president and chief operating officer.
      Delphi entered into employment agreements with each of its officers in the United States. The agreements were effective as of September 8, 2005. The Compensation Committee of the Board of Directors’ approved certain modifications to the separation policies which apply to executives, and determined to enter into employment agreements between Delphi and each of its officers in the United States, including the executive officers, other than Mr. Miller. Generally such agreements provide for a severance payment in the event the officer’s employment is terminated by the Company without cause or by the officer for good reason, as such terms are defined in the agreement. Payment of severance is conditioned on the officer’s agreement to confidentiality, non-compete and non-solicitation provisions as well as the execution of a standard release of claims in the event of any such employment termination. Provided all conditions are satisfied, the officer is entitled to payments totaling 18 months of base salary plus the equivalent of 18 months of the annual bonus incentive target. The agreements cover approximately 21 individuals, including the executive officers. Policy modifications were also made for the remaining U.S. executives. Such policy changes provide variable severance amounts depending on level of responsibility ranging from equivalent 12 months base pay plus target bonus to 12 months base pay only. For information regarding rejection and assumption of executory contracts in bankruptcy, refer to Item 1. Business—Contract Rejection and Assumption Process in this Annual Report.
Change in Control Agreements
      In early 2000, Delphi entered into updated change in control agreements with its officers, whom we refer to here as participants, including each of the executives named in the Summary Compensation Table. The change in control agreements provides certain benefits to each participant upon the occurrence of a change in control of Delphi and additional benefits if the employment of a participant is terminated for certain reasons after a change in control.
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
      The change in control agreements places certain restrictions on the ability of a participant whose employment with the Company has terminated to disclose any confidential information, knowledge or data about the Company or its business. Also, the terms of any noncompetition agreement between a participant and the Company (including the noncompetition provisions contained in the Supplemental Executive Retirement Program as it relates to payment of the Alternative SERP Benefit and in various benefit plans) will cease to apply to a participant if, and on the date that, the participant’s employment with the Company is terminated for any reason after a change in control.
Compensation of Directors
      We do not pay directors who are also our employees additional compensation for their service as directors or committee members. We pay our non-employee directors on a quarterly basis. For the first three quarters of 2005, our compensation policy for non-employee Board members was as follows:

Up until satisfaction of a minimum deferral requirement based on three times the value of each director’s total annual compensation and the historical value of the Company’s common stock as calculated in accordance with the terms of Delphi’s Deferred Compensation Plan for Non-Employee Directors (the “Director Plan”):

•	The lead independent director received an annual retainer of $300,000, of which $100,000 was paid in cash and $200,000 in notional shares of Delphi common stock (“Delphi common stock units”);

•	The chairman of the Audit Committee received an annual retainer of $155,000, of which $62,000 was paid in cash and $93,000 in Delphi common stock units;

•	The chairman of the Compensation Committee and the chairman of the Corporate Governance and Public Issues Committee each received an annual retainer of $150,000, of which $60,000 was paid in cash and $90,000 was paid in Delphi common stock units;

•	All other non-employee directors received an annual retainer of $140,000, of which $56,000 was paid in cash and $84,000 in Delphi common stock units.
      The portion of each non-employee director’s annual compensation that was paid in Delphi common stock units was automatically deferred until he or she no longer served on our Board under the terms of the Director Plan. Once a director had satisfied the minimum holding requirement, the director could receive up to 50%, in 10% increments, of his retainer in cash, with the remaining amount paid in Delphi common stock units. In addition, directors could also, and generally chose to, elect annually to voluntarily defer the entire cash portion of the retainer into Delphi common stock units. The terms of the Director Plan do not permit a director to request an early withdrawal (in part or in whole) of any amounts deferred into Delphi common stock units. Outstanding common stock unit balances accrue dividend equivalents on a quarterly basis and are paid out in cash at current market values seven months after the director leaves the Board.

      On December 6, 2005, the Compensation Committee cancelled the provisions of the Director Plan with respect to all future payments of director compensation as follows:

•	No portion of the annual retainer will be paid in Delphi common stock units.

•	The Director Plan will remain in place as to past deferrals and no amounts will be distributed except in accordance with its existing provisions; i.e. paid out in cash seven months after the director leaves the Board.
      Beginning with the quarterly payment ending December 31, 2005, all non-employee directors were paid in cash. Concurrent with this decision, the Lead Director volunteered to reduce his pay from $300,000 annually to $200,000, effective with his fourth quarter 2005 payment that was disbursed in December 2005. The annual fees for all other non-employee directors remain unchanged as noted above.
      The Compensation Committee took this action after reviewing both the required and elective deferral component contained in the Director Plan in light of Delphi’s filing for reorganization under chapter 11 of the United States Bankruptcy Code.
      Listed below is the 2005 compensation for our non-employee directors.

	Minimum	2005 Common		December 31, 2005
	Holding	Stock Units	2005 Cash	Outstanding Deferred
	Requirement	Retainer	Retainer	Common Stock Unit
Board of Directors	Satisfied	Payments	Payments	Balance(6)

John D. Opie	X	22,246	$162,500	141,914
Lead Director
Robert H. Brust	X	11,494	$96,875	64,882
Chairman of the Audit Committee
David N. Farr	X	22,246	$37,500	63,494
Chairman of the Corporate Governance and Public Issues Committee
Virgis W. Colbert	X	11,123	$93,750	79,416
Chairman of the Compensation and Executive Development Committee
Oscar Bernardes	X	10,381	$87,500	76,206
Dr. Bernd Gottschalk	X	20,763	$35,000	77,880
Shoichiro Irimajiri(1)	X	20,763	$35,000	82,159
Raymond J. Milchovich(2)		0	$11,667	0
Craig Naylor(3)		19,013	$35,000	19,078
Cynthia A. Niekamp(4)		15,962	$0	35,011
John H. Walker(5)		0	$11,667	0

(1)	Mr. Irimajiri retired from the Board effective March 31, 2006. Per the Director Plan, his Delphi common stock unit balance will be distributed to him in November 2006 in cash based on the average third quarter 2006 closing price of Delphi’s common stock.

(2)	Mr. Milchovich joined the Board on December 9, 2005.

(3)	Mr. Naylor joined the Board on February 1, 2005.

(4)	Ms. Niekamp resigned from the Board effective July 22, 2005. Per the Director Plan, her Delphi common stock unit balance was distributed to her in February 2006 in cash based on the average fourth quarter 2005 closing price of Delphi’s common stock.

(5)	Mr. Walker joined the Board on December 9, 2005.

(6)	Under the terms of the Director Plan, Delphi common stock units accrue dividend equivalents in the form of additional common stock units, as and when actual dividends are paid on Delphi shares of common stock. The outstanding balance includes dividend accruals on prior awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Management and More Than 5% Stockholders
      The table below shows how much of our common stock was beneficially owned as of May 31, 2006 (unless another date is indicated) by (i) each director (who was serving as a director as of that date) (ii) each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report on Form 10-K, (iii) each person known by Delphi to beneficially own more than 5% of our common stock and (iv) all directors and executive officers as a group. In general, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days of May 31, 2006 (such as by exercising options). All persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for the fiscal year ended 2005.

		Stock
		Which May
	Shares	Be Acquired
	Beneficially	Within
Name and Address(1)	Owned(2)	60 Days(3)	Total	Percent

Robert S. Miller	—	—	—	*
Rodney O’Neal	99,005	1,083,000	1,182,005	*
David B. Wohleen	87,986	1,056,402	1,144,388	*
Robert J. Dellinger	—	—	—	*
Mark R. Weber	74,248	964,410	1,038,658	*
Oscar de Paula Bernardes Neto	—	—	—	*
Robert H. Brust	—	—	—	*
Virgis W. Colbert	—	—	—	*
David N. Farr	—	—	—	*
Bernd Gottschalk	—	—	—	*
Shoichiro Irimajiri	—	—	—	*
Raymond J. Milchovich	—	—	—	*
Craig G. Naylor	—	—	—	*
John D. Opie	10,000	—	10,000	*
John H. Walker	—	—	—	*
J. T. Battenberg III(4)	778,099	4,493,067	5,271,166	*
Donald L. Runkle(4)	193,699	1,221,086	1,414,785	*
Alan S. Dawes(5)	128,172	—	128,172	*
Appaloosa Management LP(6)
26 Main Street
Chatham, NJ 07928	52,000,000	—	52,000,000	9.3%
Brandes Investment Partners(7)
11988 El Camino Real
San Diego, CA 92130	32,170,332	—	32,170,322	5.7%
Harbinger Capital Partners Master Fund I, Ltd.(8)
c/o International Fund Services (Ireland) Limited
3rd Floor, Bishop’s Square, Redmond’s Hill
Dublin 2. Ireland	32,025,000	—	32,025,000	5.7%
All directors and executive officers as a group (17 persons)(9)	272,585	3,209,730	3,482,315	*

*	Less than 1% of Delphi’s total outstanding common stock. The percentages shown in the table are based on the total number of shares of Delphi’s common stock outstanding on March 31, 2006.

Notes

(1)	Except as otherwise indicated in the table, the business address of the beneficial owners is c/o Delphi Corporation, 5725 Delphi Drive, Troy, MI 48098. See also notes (4) and (5) regarding Messrs. Battenberg, Runkle and Dawes.

(2)	Includes shares:

•	As to which the named person has sole voting and investment power,

•	As to which the named person has shared voting and investment power with a spouse, or

(3)	Includes stock options which became exercisable before October 8, 2005, the date Delphi filed for reorganization cases under chapter 11 of the U.S. Bankruptcy Code, but does not include stock options which became or will become exercisable and restricted stock units which vested or will vest after such date and within 60 days of March 31, 2006, as the Corporation has cancelled shares available for issuance, will not authorize further awards under the long-term compensation plans pursuant to which such options and units were granted and will not issue any shares of common stock pursuant to previously granted awards that had not vested prior to the commencement of reorganization cases.

(4)	Mr. Battenberg and Mr. Runkle retired effective July 1, 2005. The direct shares reflect their ownership position as of July 31, 2005.

(5)	Mr. Dawes resigned effective March 4, 2005. The direct shares reflect his ownership position as of March 31, 2005.

(6)	Based on a Schedule 13D dated March 15, 2006 filed by Appaloosa Management LP with the Securities and Exchange Commission.

(7)	Based on a Schedule 13G dated February 14, 2006 filed by Brandes Investment Partners, Inc. with the Securities and Exchange Commission.

(8)	Based on a Schedule 13D dated June 1, 2006 filed by Harbinger Capital Partners Master Fund I, Ltd. with the Securities and Exchange Commission.

(9)	Excludes Messrs. Battenberg, Dawes and Runkle, who are no longer executive officers of the Company.
Related Stockholder Matters
      In connection with its reorganization cases, Delphi cancelled future grants of stock-based compensation under its long-term compensation plans. Prior to the reorganization cases, Delphi had authorized future issuances of common stock to its named executive officers and other employees, pursuant to options granted under long-term compensation plans. The table below summarizes the options outstanding against those plans as of December 31, 2005 and includes any options and restricted stock units granted and unvested at the time of the chapter 11 filing on October 8, 2005. Delphi will not issue any common stock for these unvested awards. A more detailed description of these plans and awards made pursuant thereto is contained in the “Compensation of Executive Officers” section appearing elsewhere in this Annual Report on Form 10-K.
      As discussed more fully under Part I Item 1 in this Annual Report, a plan of reorganization could result in holders of Delphi stock or options receiving no distribution on account of their interests and cancellation of their existing stock. Delphi considers the value of its common stock and other equity-based securities to be highly speculative and the following tables should be read in light of that possibility:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights(1)	and rights(2)	compensation plans

	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders	70,584	$12.64	—
Equity compensation plans not approved by stockholders	24,008	$16.45	—

Total	94,592	$13.72	—

Notes

(1)	Includes approximately 60.6 million outstanding options and approximately 10.0 million outstanding restricted stock units.

(2)	Includes weighted-average exercise price of outstanding options only.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      During 2005 there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13 other than those described in response to Item 11, Executive Compensation. Refer to Item 11. Executive Compensation in this Annual Report for certain related party transactions occurring during 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Deloitte & Touche LLP served as the Company’s independent public accountants for the fiscal years ended December 31, 2005 and 2004. Deloitte & Touche LLP completed its 2005 engagement with the issuance of its audit report and assessment of internal controls included herein. The Audit Committee of the Board of Directors selected Ernst & Young LLP to serve as independent public accountants, effective January 1, 2006, for the fiscal year ended December 31, 2006. Refer to Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in this Annual Report, for information regarding Deloitte & Touche LLP’s completion of its existing engagement with Delphi.
      The following table breaks out the components of aggregate fees billed to Delphi by Deloitte & Touche LLP and affiliates, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for services in 2005 and 2004:

	2005	2004

	($ in millions)
Audit Fees	20.6	14.0
Audit-Related Fees	0.4	0.6
Tax Fees	0.7	1.1
All Other Fees	0.2	—

Total	21.9	15.7

Memo: Ratio of Tax and All Other Fees to Audit and Audit-Related Fees	0.0:1	0.1:1
Percentage of Aggregate Fees which were Audit or Audit-Related	96%	93%

      Audit fees related primarily to the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q, statutory audits of certain of the Company’s subsidiaries, attestation of management’s assessment of internal control over financial reporting as of December 31, 2005 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and various attest services.
      Audit-related fees related primarily to employee benefit plan audits, accounting consultations, agreed-upon procedures engagements and services related to a regulatory investigation.
      Tax fees related to the following:

1. Tax compliance services such as assistance with tax return filing and preparation of required documentation in certain foreign countries, totaling $0.4 million in 2005 ($0.4 million in 2004).

2. Tax planning, advice and other tax-related services including assistance with tax audits and appeals, general tax advice in the U.S. and certain foreign countries, and customs reports in Mexico, totaling $0.3 million in 2005 ($0.7 million in 2004).
      All other fees represents non-U.S. expatriate tax support services, which were not subject to pre-approval pursuant to the de minimus exception but which were, in accordance with the Company’s pre-approval policies, reported to the Committee at the next meeting.
      In considering the nature of the services provided by Deloitte in 2005, the Audit Committee determined that they are compatible with their provision of independent audit services. The Audit Committee discussed these services with Deloitte and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
      The services performed by Deloitte & Touche in 2005 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures adopted by the Committee. This policy delineates the allowable audit, audit-related, tax, and other services which the independent auditor may perform. Prior to the beginning of each year, the Vice President of Corporate Audit Services (or the Chief Tax Officer in the case of tax services) develops a detailed description of the services to be performed by the independent auditor in each of these categories in the following year. This Service List is presented to the Audit Committee for approval. Services provided by Deloitte during the following year that are included on the Service List and were approved in this manner are considered to have been pre-approved by the policies and procedures of the Audit Committee. Any requests for audit, audit-related and tax services not contemplated on the Service List and all other services must be submitted to the Committee for pre-approval as they arise during the year and cannot commence until such approval has been granted. Normally, this is done at regularly scheduled meetings, but approval authority between meetings has been delegated to the Chairman. On a regular quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date, the forecast for the calendar year and the projected ratio of tax and all other fees to audit and audit-related fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	1.	Financial Statements:
		— Management’s Report on Internal Control over Financial Reporting	72
		— Report of Independent Registered Public Accounting Firm	74
		— Report of Independent Registered Public Accounting Firm	77
		— Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	78
		— Consolidated Balance Sheets as of December 31, 2005 and 2004	79
		— Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	80
		— Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003	81
		— Notes to Consolidated Financial Statements	82
	2.	Financial Statement Schedules -
		— Valuation and qualifying account schedule for the Years Ended December 31, 2005, 2004, and 2003	135
	3.	Exhibits (including those incorporated by reference)

Exhibit
Number		Exhibit Name

(3	)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3	)(b)	Certificate of Ownership and Merger, dated March 13, 2002, merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3	)(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
(4	)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit(4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005.
(4	)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(4	)(c)	Terms of the, 6 1/2% Notes due 2009, and 7 1/8 % Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.

Exhibit
Number		Exhibit Name

(4	)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(4	)(e)	Terms of the 6.50% Notes due 2013, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated July 22, 2003 and filed July 25, 2003.
(4	)(f)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4	)(g)	Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(4	)(h)	Certificate of Trust of Delphi Trust I, incorporated by reference to Exhibit 4.7 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(i)	Declaration of Trust of Delphi Trust I, incorporated by reference to Exhibit 4.8 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(j)	Certificate of Trust of Delphi Trust II, incorporated by reference to Exhibit 4.9 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(k)	Declaration of Trust of Delphi Trust II, incorporated by reference to Exhibit 4.10 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(l)	Certificate of Trust of Delphi Trust III, incorporated by reference to Exhibit 4.11 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(m)	Declaration of Trust of Delphi Trust III, incorporated by reference to Exhibit 4.12 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(n)	Certificate of Trust of Delphi Trust IV, incorporated by reference to Exhibit 4.13 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(o)	Declaration of Trust of Delphi Trust IV, incorporated by reference to Exhibit 4.14 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(p)	Form of Amended and Restated Declaration of Trust I, II, III & IV, incorporated by reference to Exhibit 4.15 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(q)	Form of Guarantee Agreement, incorporated by reference to Exhibit 4.16 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-108477).
(4	)(r)	Terms of 8 1/4 % junior subordinated notes due 2033, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated October 21, 2003 and filed October 23, 2003.
(4	)(s)	Terms of adjustable rate junior subordinated notes due 2033, incorporated by reference to Exhibit 4.3 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(10	)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.

Exhibit
Number		Exhibit Name

(10	)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10	)(c)	Memorandum of Understanding dated May 3, 2000 between Delphi and General Motors Service Parts Operation, incorporated by reference to Exhibit 10(c) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.
(10	)(d)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10	)(e)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10	)(f)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10	)(g)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10	)(h)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10	)(i)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10	)(j)	Delphi Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(j) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.*
(10	)(k)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10	)(l)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10	)(m)	Employment Agreement with an Executive Officer dated January 1, 1999, incorporated by reference to Exhibit 10(u) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10	)(n)	Supplemental Executive Retirement Program, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*
(10	)(o)	Stock Option Plan for Non-Executives, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.
(10	)(p)	Delphi Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 4(d) to Delphi’s Registration Statement on Form S-8 (Registration No. 333-116729).*
(10	)(q)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10(c) to Delphi Corporation’s Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2004.*
(10	)(r)	Form of Retention Award Agreements for Executive Officers, dated March 1, 2005, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 7, 2005.*
(10	)(s)	Amendment to Rights Agreement dated May 11, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on May 17, 2005.

Exhibit
Number		Exhibit Name

(10	)(t)	2005 Executive Retirement Incentive Program Agreement dated May 13, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
(10	)(u)	Special Separation Agreement & Release dated May 13, 2005 incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
(10	)(v)	Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on June 15, 2005.
(10	)(w)	Offer letter outlining Mr. Robert S. Miller salary and benefits dated June 22, 2005, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on June 23, 2005.*
(10	)(x)	Special Retention Agreement with Mr. Rodney O’Neal dated June 24, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on June 24, 2005.*
(10	)(y)	Master Sale and Purchase Agreement between Johnson Controls, Inc. and Delphi Corporation dated June 30, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on July 1, 2005.
(10	)(z)	Form of Employment Agreement for Officers of Delphi Corporation, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on October 7, 2005.*
(10	)(aa)	Employment Agreement with an Executive Officer dated October 5, 2005, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on October 14, 2005.*
(10	)(bb)	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on November 22, 2005.
(12)		Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2005, 2004, 2003, 2002, and 2001.
(14)		The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity, as amended on December 15, 2004, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
(16)		Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K/A filed on December 19, 2005.
(18)		Preferability Letter of Deloitte & Touche LLP for Change in Accounting Principle as incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.
(21)		Subsidiaries of Delphi Corporation
(23)		Consent of Deloitte & Touche LLP
(31	)(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31	)(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32	)(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32	)(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit Name

(99	)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to Exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99	)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to Exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

*	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delphi Corporation

(Registrant)

By:	/s/ Robert S. Miller, Jr.

(Robert S. Miller, Jr., Chairman
of the Board of Directors & Chief
Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 11, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Robert S. Miller, Jr. (Robert S. Miller, Jr.)	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

/s/ Rodney O’Neal (Rodney O’Neal)	Director, President & Chief Operating Officer

/s/ Robert J. Dellinger (Robert J. Dellinger)	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ John D. Sheehan (John D. Sheehan)	Vice President and Chief Restructuring Officer, Chief Accounting Officer (Principal Accounting Officer)

/s/ John D. Opie (John D. Opie)	Director (Lead Independent Director)

/s/ Oscar de Paula Bernardes Neto (Oscar de Paula Bernardes Neto)	Director

/s/ Robert H. Brust (Robert H. Brust)	Director

/s/ Virgis W. Colbert (Virgis W. Colbert)	Director

/s/ David N. Farr (David N. Farr)	Director

/s/ Dr. Bernd Gottschalk (Dr. Bernd Gottschalk)	Director

SIGNATURES (concluded)

/s/ Raymond J. Milchovich (Raymond J. Milchovich)	Director

/s/ Craig G. Naylor (Craig G. Naylor)	Director

/s/ John H. Walker (John H. Walker)	Director

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

(12)		Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2005, 2004, 2003, 2002, and 2001.
(21)		Subsidiaries of Delphi Corporation
(23)		Consent of Deloitte & Touche LLP
(31	)(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31	)(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32	)(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32	)(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.