Form 10-Q
period 2006-03-31
DELPHI CORP
filed 2006-08-15
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐. No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑.     Accelerated filer ☐.     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No ☑.

As of July 31, 2006 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$3,217	$3,399
Other customers	3,756	3,463

Total net sales	6,973	6,862

Operating expenses:
Cost of sales, excluding items listed below	6,559	6,500
Selling, general and administrative	376	394
Depreciation and amortization	270	292

Total operating expenses	7,205	7,186

Operating loss	(232)	(324)
Interest expense (contractual interest expense for the three months ended March 31, 2006 was $140 million, Note 1)	(99)	(54)
Other income, net	11	5

Loss before reorganization items, income taxes, minority interest, equity income, and cumulative effect of accounting change	(320)	(373)
Reorganization items, net	(13)	—

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change	(333)	(373)
Income tax expense	(40)	(37)

Loss before minority interest, equity income and cumulative effect of accounting change	(373)	(410)
Minority interest, net of tax	(10)	(8)
Equity income	17	15

Loss before cumulative effect of accounting change	(366)	(403)
Cumulative effect of accounting change, net	3	—

Net loss	$(363)	$(403)

Basic and diluted loss per share
Before cumulative effect of accounting change	$(0.66)	$(0.73)
Cumulative effect of accounting change	0.01	—

Basic and diluted loss per share	$(0.65)	$(0.73)

Dividends declared per share	$0.00	$0.03

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
	(Unaudited)	2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,869	$2,221
Restricted cash	38	36
Accounts receivable, net:
General Motors and affiliates	2,286	1,920
Other	3,129	2,975
Inventories, net:
Productive material, work-in-process and supplies	1,398	1,350
Finished goods	560	524
Deferred income taxes	60	51
Prepaid expenses and other	447	477

Total current assets	9,787	9,554
Long-term assets:
Property, net	5,082	5,108
Deferred income taxes	127	59
Investments in affiliates	430	418
Goodwill	366	363
Other intangible assets, net	51	54
Pension intangible assets	891	891
Other	585	576

Total long-term assets	7,532	7,469

Total assets	$17,319	$17,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt, and debt in default	$3,096	$3,117
Accounts payable	2,697	2,494
Accrued liabilities	1,406	1,192

Total current liabilities	7,199	6,803
Long-term debt	274	273
Pension benefits	324	310
Other	719	651
Liabilities subject to compromise	15,201	15,074

Total liabilities	23,717	23,111

Minority interest in consolidated subsidiaries	161	157

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,750	2,744
Accumulated deficit	(6,792)	(6,429)
Minimum pension liability	(2,397)	(2,395)
Accumulated other comprehensive loss, excluding minimum pension liability	(74)	(119)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(6,559)	(6,245)

Total liabilities and stockholders’ deficit	$17,319	$17,023

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in millions)

Cash flows from operating activities:
Net loss	$(363)	$(403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	270	292
Deferred income taxes	(3)	(2)
Pension and other postretirement benefit expenses	402	399
Equity income	(17)	(15)
Reorganization items	13	—
Changes in operating assets and liabilities:
Accounts receivable and retained interest in receivables, net	(616)	137
Inventories, net	(85)	(24)
Prepaid expenses and other	(85)	42
Accounts payable	325	171
Employee and product line obligations	—	(26)
Accrued and other long-term liabilities	205	39
Pension contributions and benefit payments	(74)	(14)
Other postretirement benefit payments	(57)	(43)
Net payments for reorganization items	(11)	—
Other, net	3	(24)

Net cash (used in) provided by operating activities	(93)	529

Cash flows from investing activities:
Capital expenditures	(251)	(199)
Proceeds from sale of property	6	6
Increase in restricted cash	(2)	—
Other, net	15	12

Net cash used in investing activities	(232)	(181)

Cash flows from financing activities:
Repayments under cash overdraft	(29)	—
Net repayments of borrowings under other short-term debt agreements	(7)	(79)
Dividend payments	—	(39)
Other, net	(7)	(5)

Net cash used in financing activities	(43)	(123)

Effect of exchange rate fluctuations on cash and cash equivalents	16	(25)

Increase (decrease) in cash and cash equivalents	(352)	200
Cash and cash equivalents at beginning of period	2,221	950

Cash and cash equivalents at end of period	$1,869	$1,150

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

General — Delphi Corporation (“Delphi” or the “Company”) is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets, but Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States (“U.S.”) Securities and Exchange Commission.

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

Bankruptcy Filing and Going Concern — On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. Courts and will not be subject to the requirements of the Bankruptcy Code.

The Debtors are operating pursuant to chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the debtor-in-possession (“DIP”) financing agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended December 31, 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective on October 8, 2005 and has segregated those items as outlined above for all reporting periods subsequent to such date.

Contractual Interest Expense — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires Delphi management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Annual Incentive Plan — On February 17, 2006, the Court entered a final order (the “AIP Order”) granting the Debtors’ motion to implement a short-term annual incentive plan (the “AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006. The AIP provides the opportunity for incentive payments to the Executives provided that specified corporate and divisional financial targets are met. For each of Delphi’s named executive officers, such targets are based on Delphi’s earnings before interest, taxes, depreciation, amortization, and restructuring costs, but exclude earnings generated from comprehensive transformation agreements. The amounts paid to individual executives may be adjusted either upward or downward based upon individual levels of performance. In addition, under some circumstances, individual executives may not be entitled to receive or retain incentive compensation. For more information regarding the AIP Order refer to Delphi’s Current Report on Form 8-K as filed on February 23, 2006. Additionally, an annual incentive plan mirroring the AIP applies to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi, as well as substantially all salaried employees in the U.S. In the first quarter of 2006, Delphi recorded expense of $52 million related to these incentive plans resulting in an accrual balance of $52 million as of March 31, 2006. In conjunction with the approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in the first quarter of 2006.

Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. Total accruals for postemployment benefits for other than temporarily idled employees were $129 million and $148 million as of March 31, 2006 and December 31, 2005, respectively, and are included in liabilities subject to compromise in the accompanying consolidated balance sheet.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi management commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when we no longer derive economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $46 million and $34 million included in cost of sales in the three months ended March 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 will be recognized as a cumulative effect adjustment to the opening balance of retained earnings. Delphi is currently evaluating the requirements of FIN 48, and has not yet determined the impact on its consolidated financial statements.

2. CHAPTER 11 BANKRUPTCY

On the Petition Date, Delphi and certain of its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York, and on October 14, 2005, three additional U.S. subsidiaries of Delphi filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. courts and will not be subject to the requirements of the Bankruptcy Code.

On March 31, 2006, Delphi announced its transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. Any sale or wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering and wheel bearings. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. The Company intends to sell or wind-down non-core product lines and manufacturing sites by January 1, 2008. These product lines and manufacturing sites are not classified as held for sale in the current period as the Court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the impairment or Disposal of Long-Lived Assets” were not met as of March 31, 2006. Delphi has also begun discussions with certain governmental agencies whose policies could help improve the competitiveness of plants and product lines regardless of whether they are being retained or offered for sale.

Also, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006, continued into June, and has been adjourned until August 17, 2006. Representatives of certain unions whose labor agreements are subject to the motion, including the UAW and IUE-CWA, have indicated that they received strike authorization and may call for a strike in the event the Debtor’s labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM are ongoing in hopes of reaching a consensual resolution, but the parties have not yet reached comprehensive agreements. While the Debtors believe that the filing of the 1113 and 1114 motion with the Court was necessary to protect the Debtors’ interests, Delphi is focused on pursuing a consensual resolution with all of the Debtors’ stakeholders.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The initial GM contract rejection motion is scheduled to be heard by the Court no earlier than August 15, 2006. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions.

In addition to addressing the Debtors’ legacy liabilities and improving the competitiveness of their U.S. operations through negotiation with their unions and GM and by rationalizing their portfolio, the Debtors have identified other necessary elements of a comprehensive transformation plan, including reducing selling, general and administrative costs, realigning salaried benefit programs to size these costs with the rationalized portfolio and make them competitive with more cost-competitive companies and obtaining relief permitting the Debtors, once the Debtors emerge from chapter 11, to amortize funding obligations to their U.S. defined benefit pension plans over a longer period of time than would otherwise be available. The Debtors have identified cost saving opportunities along with the planned portfolio and product rationalizations and expect to reduce their salaried workforce using existing salaried separation pay programs. In addition, in order to retain existing U.S. defined benefit pension plans for both hourly and salaried workers, the Debtors’ management and Delphi’s Board of Directors are considering freezing those plans and adopting or modifying existing defined contribution plans to include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.

There can be no assurances, however, that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court, and the support of their stakeholders, including GM and the Debtors’ labor unions. The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan are finalized in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112 “Employers’ Accounting for Postretirement Benefits”, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 7, Liabilities Subject to Compromise.

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts (including unexpired leases), subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, Delphi expects that additional liabilities subject to compromise and resolution in the chapter 11 cases may arise as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, Delphi would expect that the assumption of certain executory contracts may convert existing liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, Delphi is unable to project the magnitude of such claims with any degree of certainty at this time.

The financial statements of the Debtors are presented as follows:

     Basis of Presentation

Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Delphi’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. The Debtor’s financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor subsidiaries have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements.

CONDENSED COMBINED DEBTORS-IN-POSSESSION
STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

Three Months Ended
March 31, 2006
(in millions)

Net sales:
General Motors and affiliates	$2,791
Other customers	1,811
Intercompany non-Debtor subsidiaries	154

Total net sales	4,756

Operating expenses:
Cost of sales, excluding items listed below	4,719
Selling, general and administrative	256
Depreciation and amortization	165

Total operating expenses	5,140

Operating loss	(384)
Interest expense (contractual interest expense was $129 million)	(87)

Loss before reorganization items, income tax expense, equity income and cumulative effect of accounting change	(471)
Reorganization items, net	(9)

Loss before income tax expense, equity income and cumulative effect of accounting change	(480)
Income tax expense	(4)

Loss before equity income and cumulative effect of accounting change	(484)
Equity income from non-consolidated subsidiaries	14
Equity income from non-Debtor subsidiaries, net of tax	104

Loss before cumulative effect of accounting change	(366)
Cumulative effect of accounting change, net	3

Net loss	$(363)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	March 31,
	2006	December 31,
	(Unaudited)	2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$984	$1,361
Accounts receivable, net:
General Motors and affiliates	1,972	1,654
Other third parties	1,370	1,428
Non-Debtor subsidiaries	316	287
Notes receivable from non-Debtor subsidiaries	355	349
Inventories, net:
Productive material, work-in-process and supplies	837	820
Finished goods	303	286
Prepaid expenses and other	305	354

Total current assets	6,442	6,539
Long-term assets:
Property, net	2,701	2,743
Investments in affiliates	368	356
Investments in non-Debtor subsidiaries	3,290	3,131
Goodwill	139	139
Other intangible assets, net	40	42
Pension intangible assets	871	871
Other	315	319

Total long-term assets	7,724	7,601

Total assets	$14,166	$14,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$2,492	$2,519
Accounts payable	1,192	1,027
Accounts payable to non-Debtor subsidiaries	465	486
Accrued liabilities	510	410

Total current liabilities	4,659	4,442
Debtor-in-possession financing	250	250
Employee benefit plan obligations and other	554	550
Liabilities subject to compromise	15,262	15,143

Total liabilities	20,725	20,385

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,750	2,744
Accumulated deficit	(6,792)	(6,429)
Minimum pension liability, Debtors only	(2,305)	(2,304)
Accumulated other comprehensive loss, including minimum pension liability of non-Debtor subsidiaries	(166)	(210)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(6,559)	(6,245)

Total liabilities and stockholders’ deficit	$14,166	$14,140

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

Three Months Ended
March 31, 2006
(in millions)

Cash flows from operating activities:
Net loss	$(363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165
Pension and other postretirement benefit expenses	386
Equity income from non-consolidated subsidiaries	(14)
Equity income from non-Debtor subsidiaries, net of tax	(104)
Reorganization items	9
Changes in operating assets and liabilities:
Accounts receivable, net	(341)
Inventories, net	(35)
Prepaid expenses and other	(64)
Accounts payable, accrued and other long-term liabilities	265
Pension contributions and benefit payments	(59)
Other postretirement benefit payments	(57)
Payments for reorganization items, net	(10)
Other, net	(6)

Net cash used in operating activities	(228)

Cash flows from investing activities:
Capital expenditures	(101)
Proceeds from sale of property	6
Other, net	(24)

Net cash used in investing activities	(119)

Cash flows from financing activities:
Proceeds from prepetition secured revolving credit facility, net	2
Repayments under cash overdraft	(29)
Repayments of borrowings under other short-term debt agreements	(3)

Net cash used in financing activities	(30)

Decrease in cash and cash equivalents	(377)
Cash and cash equivalents at beginning of period	1,361

Cash and cash equivalents at end of period	$984

3.	SHARE-BASED COMPENSATION

Delphi’s share-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SARs”). The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. This method does not require prior period amounts to be restated to reflect the adoption of SFAS No. 123(R). SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In conjunction with the adoption of SFAS No. 123(R), the Company evaluated the impact of a change in its prior accounting for forfeitures for restricted stock units. SFAS No. 123(R) requires the Company to estimate forfeitures at the grant date, while prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The adjustment is a benefit of $3 million (no income tax effect due to the fact Delphi has a valuation allowance for the majority of its net deferred tax assets) and has been presented separately as a cumulative effect of change in accounting principle in the financial statements. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). Additional compensation cost of approximately $4 million was recognized for the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no compensation expense was recognized for the three months ended March 31, 2005. If Delphi accounted for all share-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments as of March 31, 2005, its net loss and basic and diluted loss per share would have been as follows:

Three Months Ended
March 31, 2005
(in millions, except
per share amounts)

Net loss, as reported	$(403)
Add: Share-based compensation expense recognized, net of related tax effects	3
Less: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)

Pro forma net loss	$(405)

Loss per share:
Basic and diluted — as reported	$(0.73)

Basic and diluted — pro forma	$(0.73)

Share-Based Compensation Plans

Options generally vest over two to three years and expire ten years from the date of grant. Stock options granted during 2004 and 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense was recognized for the stock options granted in those periods. During 2003, Delphi completed a self-tender for certain employee stock options having an exercise price in excess of $17 per share. The offer enabled employees to exchange each stock option for a cash settled SAR having an equivalent strike price, term and conditions to exercise as the surrendered option.

In connection with the Debtors operating under chapter 11 of the Bankruptcy Code, Delphi has no intention to deliver approximately 22 million shares of stock for future grants under its LTIP. As a result, as of December 31, 2005, there were no shares available for future grants of options or restricted stock units. In addition, Delphi decided not to issue common stock for any option that was granted but unvested at the time of the chapter 11 filings on October 8, 2005, nor will it issue common stock on the vesting dates of any restricted stock units granted but unvested at the time of chapter 11 filings on October 8, 2005.

A summary of activity for the three months ended March 31, 2006 for the Company’s stock options is as follows:

		Weighted Average
	Stock Options	Exercise Price
	(in thousands)

Outstanding as of December 31, 2005	84,565	$13.72
Exercised	—	$—
Forfeited or expired	(3,390)	$14.82

Outstanding as of March 31, 2006	81,175	$13.68

Exercisable as of March 31, 2006	73,397	$14.14

The following is a summary of the range of weighted average remaining lives of options outstanding and exercisable as of March 31, 2006:

Approved by Stockholders

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$ 8.43 - $10.00	10,723	7.0	$8.43	7,132	$8.43
$10.01 - $20.00	47,900	4.6	$13.52	43,713	$13.85
$20.01 - $20.97	73	2.7	$20.66	73	$20.66

	58,696		$12.60	50,918	$13.10

Other Plans

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$ 9.55 - $10.00	1	1.7	$9.55	1	$9.55
$10.01 - $20.00	19,923	3.4	$15.96	19,923	$15.96
$20.01 - $24.76	2,555	2.7	$20.64	2,555	$20.64

	22,479		$16.49	22,479	$16.49

Since the market value of the Company’s stock was less than the exercise prices as of March 31, 2006, the aggregate intrinsic value of stock options and SARs both outstanding and exercisable was $0. As of March 31, 2006, there was approximately $8 million of unrecognized compensation costs related to options granted under the Company’s LTIP plan. The cost is expected to be recognized over a weighted average period of one year.

As of March 31, 2006, Delphi had 7.8 million outstanding SARs which were fully vested. The SARs are classified as liability awards, and accordingly will be revalued through compensation expense each period. As of March 31, 2006, the fair market value of the SARs was zero and as such, no liability was recognized for these awards.

Restricted Stock Units

A summary of activity for the three months ended March 31, 2006 for the Company’s restricted stock units is as follows:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)

Non-vested at December 31, 2005	10,027	$8.58
Vested	—	$—
Forfeited	(219)	$8.39

Non-vested at March 31, 2006	9,808	$8.58

No restricted stock units vested during the three months ended March 31, 2006, whereas, the total fair value of restricted stock units vested during the three months ended March 31, 2005 was approximately $4 million. As of March 31, 2006, there was approximately $48 million of unrecognized compensation cost related to non-vested restricted stock units which will be recognized over a weighted average period of 4.1 years.

4.	REORGANIZATION ITEMS

SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items consist of the following:

Three Months Ended
March 31, 2006
(in millions)

Professional fees directly related to reorganization	$31
Interest income	(16)
Gain on settlement of prepetition liabilities	(2)

Total Reorganization Items	$13

For the three months ended March 31, 2006, reorganization items resulted in approximately $15 million of cash received entirely related to interest income and approximately $26 million of cash paid for professional fees. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors, secured creditors and unions.

5.	WEIGHTED AVERAGE SHARES AND DIVIDENDS

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the quarters ended March 31, 2006 and 2005, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted loss per share were 561,782 thousand shares and 555,242 thousand shares for the quarters ended March 31, 2006 and 2005, respectively. Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect were 81,082 thousand shares and 89,885 thousand shares for the quarters ended March 31, 2006 and 2005, respectively.

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the DIP credit facility includes negative covenants that prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future.

6.	WARRANTIES

Delphi recognizes expected warranty costs for products sold principally at the time of sale of the product based on management’s estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Delphi’s estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2006 and 2005.

	March 31,
	2006	2005
	(in millions)

Accrual balance at beginning of year	$312	$274
Provision for estimated warranties accrued during the period	51	27
Settlements made during the period (in cash or in kind)	(46)	(42)
Foreign currency translation	1	(4)

Accrual balance at end of period	$318	$255

Approximately $125 million and $117 million of the warranty accrual balance as of March 31, 2006 and December 31, 2005, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $193 million and $195 million of the warranty accrual balance as of March 31, 2006 and December 31, 2005, respectively, is included in liabilities subject to compromise (refer to Note 7, Liabilities Subject to Compromise).

7.	LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2, Chapter 11 Bankruptcy. Although prepetition claims are generally stayed, at hearings held in October and November 2005, the Court granted final approval of the Debtors’ “first day” motions, generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 12, 2006, the Court entered an order establishing July 31, 2006 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 Filings must be filed if the claimants wish to receive any distribution in the chapter 11 cases. On April 17, 2006, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the bar date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a chapter 11 plan of reorganization approved by the court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

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

	March 31,	December 31,
	2006	2005
	(in millions)

Pension obligations	$3,664	$3,578
Postretirement obligations other than pensions, including amounts payable to GM	7,535	7,331
Debt and notes payable	2,060	2,062
Accounts payable	834	916
Junior subordinated notes due to Delphi Trust I and II	403	403
Postemployment benefits for other than temporarily idled employees	129	148
Other	576	636

Total Liabilities Subject to Compromise	$15,201	$15,074

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension plans covering unionized employees in the U.S. generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. On January 13, 2006, Delphi contributed $57 million to its U.S. pension plans. These defined benefit pension plans are sponsored by the Debtors. The amount contributed represents the portion of the pension contribution attributable to services rendered by employees of the Debtors in the post-petition portion of the fourth quarter of 2005. Under the Employee Retirement Income Security Act and the U.S. Internal Revenue Code, a minimum funding payment of approximately $0.3 billion to the U.S. pension plans was due on January 13, 2006. On April 13, 2006, Delphi contributed $59 million to its U.S. pension plans. The amount contributed represents the portion of the pension contribution attributable to services rendered by employees of the Debtors in the first quarter of 2006. Under the Employee Retirement Income Security Act and the U.S. Internal Revenue Code, a minimum funding payment of approximately $0.3 billion to the U.S. pension plans was due on April 14, 2006. As permitted under chapter 11, however, Delphi contributed only the portion of the contribution attributable to post-bankruptcy-petition service. The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.

As of March 1, 2005, Delphi amended its salaried health care benefits plan. Under this plan amendment, effective January 1, 2007, Delphi reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses of salaried employees who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, this plan amendment resulted in a decrease in the other postretirement benefit obligations liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment began in June 2005.

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

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31, 2006 and 2005 for salaried and hourly employees. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005
			(in millions)

Service cost	$73	$73	$10	$8	$45	$47
Interest cost	185	181	16	16	130	141
Expected return on plan assets	(205)	(197)	(16)	(15)	—	—
Special termination benefits	—	—	—	—	—	2
Amortization of prior service costs	33	35	1	1	(25)	(1)
Amortization of actuarial losses	57	53	6	8	78	49

Net periodic benefit cost	$143	$145	$17	$18	$228	$238

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
	(in millions)

Current assets	$25	$5
Non-current assets	8	2

Total assets	$33	$7

Current liabilities	$32	$8
Non-current liabilities	1	—

Total liabilities	$33	$8

The fair value of financial instruments recorded as assets increased from December 31, 2005 to March 31, 2006 primarily due to the fluctuation of copper forward rates. The fair value of financial instruments recorded as liabilities increased from December 31, 2005 to March 31, 2006 primarily due to changes in foreign currency forward rates for the Mexican Peso.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”) to the extent that hedges are effective until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of March 31, 2006, were $6 million pre-tax. Of this pre-tax total, a gain of approximately $2 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $5 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was not significant. The amount included in cost of sales related to the time value of options was not significant in the three months ended March 31, 2006 and 2005.

10.	STOCKHOLDERS’ DEFICIT

Changes in stockholders’ deficit for the three months ended March 31, 2006 were as follows:

					Accumulated Other
					Comprehensive Loss
	Common		Additional		Minimum			Total
	Stock		Paid-In	Accumulated	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Liability	Other	Stock	Deficit
	(in millions)

Balance at January 1, 2006	565	$6	$2,744	$(6,429)	$(2,395)	$(119)	$(52)	$(6,245)
Net loss	—	—	—	(363)	—	—	—	(363)
Currency translation adjustments and other, net of tax	—	—	—	—	(2)	51	—	49
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	(6)	—	(6)

Total comprehensive loss								(320)
Share-based compensation, net	—	—	6	—	—	—	—	6

Balance at March 31, 2006	565	$6	$2,750	$(6,792)	$(2,397)	$(74)	$(52)	$(6,559)

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is shown below:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)

Net loss	$(363)	$(403)
Other comprehensive income (loss):
Currency translation adjustments and other, net of tax	49	(119)
Net change in unrecognized gain on derivative instruments, net of tax	(6)	(16)

Other comprehensive income (loss)	43	(135)

Comprehensive loss	$(320)	$(538)

11.	SEGMENT REPORTING

Delphi operates its business along three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion, Thermal & Interior Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems and interior product lines.

•	Electrical, Electronics & Safety Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group, which is comprised of select product lines and plant sites that do not meet our targets for net income or other financial metrics, allowing for consistent and targeted management focus on finding solutions to these businesses.

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

Included below are sales and operating data for Delphi’s sectors for the three months ended March 31, 2006 and 2005.

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other(a)	Total
	(in millions)

For the Three Months Ended:
March 31, 2006
Net sales to GM and affiliates	$1,656	$1,203	$350	$8	$3,217
Net sales to other customers	1,510	2,059	165	22	3,756
Inter-sector net sales	177	83	152	(412)	—

Total net sales	$3,343	$3,345	$667	$(382)	$6,973

Operating (loss) income	$(148)	$121	$(243)	$38	$(232)

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other(a)	Total
	(in millions)

For the Three Months Ended:
March 31, 2005
Net sales to GM and affiliates	$1,677	$1,368	$378	$(24)	$3,399
Net sales to other customers	1,325	2,008	111	19	3,463
Inter-sector net sales	210	93	166	(469)	—

Total net sales	$3,212	$3,469	$655	$(474)	$6,862

Operating (loss) income	$(183)	$169	$(259)	$(51)	$(324)

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and elimination of inter-sector transactions.

As announced on March 31, 2006, Delphi plans to focus its product portfolio on those core technologies for which Delphi believes it has significant competitive and technological advantages and will concentrate the organization around those core strategic product lines. The new organizational structure to support the core strategic product lines is effective July 1, 2006. Although the Company will change its reporting segments based on the new organizational structure, such realignment was not complete at March 31, 2006 and accordingly the Company did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company expects to change its reporting segments in the third quarter of 2006.

12.	COMMITMENTS AND CONTINGENCIES

Regulatory Actions and Other Matters

As previously disclosed, Delphi is the subject of an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”) and the Department of Justice involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the government’s investigations. The Company entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006 and subsequently agreed to extend the suspension until October 31, 2006. The government’s investigations were not suspended as a result of Delphi’s filing for chapter 11. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.

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

Shareholder Lawsuits

The Company, along with Delphi Trust I & Delphi Trust II (wholly-owned subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements.

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

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. While Delphi maintains directors and officers insurance subject to a $10 million deductible and has recorded a reserve in the amount of the deductible, which is included in liabilities subject to compromise, the Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material.

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

As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, Delphi believes that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi makes material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds. Delphi’s environmental accruals were approximately $52 million and $51 million as of March 31, 2006 and December 31, 2005, respectively.

With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with Delphi’s separation from GM in 1999 (the “Separation”), Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount. On May 3, 2006, GM notified Delphi and its unsecured creditors committee that GM was seeking to exercise set-off rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi believes that GM’s claims are without merit and therefore disputes GM’s right to set-off amounts against future payments. In July 2006, the parties agreed to submit the dispute to binding arbitration in accordance with the Court’s final order approving the Company’s DIP credit facility.

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

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (Refer to Note 2, Chapter 11 Bankruptcy, for details on the chapter 11 cases).

13.	SUBSEQUENT EVENTS

On March 22, 2006, Delphi, GM and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving the motion with certain modifications. The UAW Special Attrition Program offers, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a lump sum incentive payment of $35,000. The cash cost of the lump sum incentive payments is being borne by GM. The program also provides a pre-retirement program which provides employees with at least 27 and less than 30 years of credited service the ability to cease working and to receive monthly payments until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. In addition, employees who elect to participate in the UAW Special Attrition Program are eligible to retire as employees of Delphi or flowback to GM and retire. Approximately 14,500 U.S. hourly employees represented by the UAW were eligible to participate in the program and approximately 12,500 employees elected to participate and to flowback to GM. The application period for eligible employees to elect an option under the UAW Special Attrition Program expired on June 30, 2006. On June 9, 2006, Delphi, GM, and the UAW subsequently agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that will expand the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provide buyout payments which, depending on the amount of seniority or credited service, would range from $40,000 to $140,000. GM has agreed to bear the cash cost of one-half of these buyout payments. The UAW Supplemental Agreement was approved by the Court on June 29, 2006. The application period for eligible employees to elect an option under the UAW Supplemental Agreement ends September 15, 2006. (Collectively the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”).

On June 16, 2006, Delphi, GM and the Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”) reached agreement on the terms of a special attrition program which mirrors in all material respects the UAW Attrition Programs. The cash cost of the lump sum incentive payments of $35,000 per eligible employee and one-half of the buyout payments is being borne by GM, except for employees at Delphi’s New Brunswick operations, with respect to whom previously agreed upon terms apply. The IUE-CWA special attrition program (the “IUE-CWA Special Attrition Program”) was approved by the Court on June 29, 2006, and on July 7, 2006, the Court entered the order approving the motion. Approximately 7,500 U.S. hourly employees represented by the IUE-CWA are eligible for buyout payments, with approximately 3,200 of those employees eligible to participate in the retirement and pre-retirement programs. As of June 30, 2006, approximately 385 employees had elected to participate. The application period for eligible employees to elect an option under the IUE-CWA Special Attrition Program ended August 9, 2006.

Refer to Note 8, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits, of the Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed concurrently with this report, for further description of the impact of the above mentioned U.S. employee special attrition program.

As previously reported, Delphi’s 2005 sale of its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”) contemplated a future possible transfer of operating assets of one of the two remaining U.S. plants supplying batteries to JCI under a contract manufacturing supply agreement. On May 26, 2006, Delphi and JCI executed an agreement providing for the (a) sale to JCI of certain assets of Delphi’s battery manufacturing facility in New Brunswick, New Jersey (the “New Brunswick

Facility”) free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus the value of certain inventory estimated at approximately $4 million, (b) the continuation and transition of supply of battery products to JCI from Delphi’s battery manufacturing facility in Fitzgerald, Georgia pursuant to the manufacturing supply agreement entered into in connection with the initial sale in 2005 and (c) implementation of an attrition plan with respect to the hourly employees of the New Brunswick Facility (collectively, the “Transaction”). On the same date, Delphi also entered into an agreement with the IUE-CWA and its Local 416 in connection with the attrition plan contemplated by the Transaction. Upon consummation of the Transaction, JCI has agreed to pay Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the attrition plan with the IUE-CWA and Local 416 of the IUE-CWA. In addition, pursuant to a separate 2005 prepetition agreement entered into between Delphi and GM, which was executed in connection with the sale of Delphi’s global battery business, GM has committed to provide funding in furtherance of this matter. On June 19, 2006 the Court approved the Transaction, which is expected to close in the third quarter of 2006. On August 1, 2006, the Transaction with JCI was completed with approximately $13 million received for the severance, $4 million for inventory, and $1 for the business. On August 8, 2006, Delphi received approximately $6 million and $4 million related to the sale of the New Brunswick Facility and price reductions over the next two years, respectively, as agreed upon in the 2005 prepetition agreement between Delphi and GM, which was executed in connection with the sale of Delphi’s global battery business.

On July 21, 2006, the Court entered a final order (the “Supplemental AIP Order”) granting the Debtors’ motion to continue the AIP for the six-month period running from July 1, 2006 through December 31, 2006 (the “Second Performance Period”), under substantially the same terms and conditions outlined in the AIP Order, with new corporate and divisional targets based on the Debtors’ forecasted financial results for the Second Performance Period. In addition, the Supplemental AIP Order provides for certain adjustments, to be reasonably determined by the Official Committee of Unsecured Creditors, to Delphi’s corporate targets based upon actual transformation costs in determining whether Delphi has achieved its corporate financial targets for the Second Performance Period. The AIP authorized by the Supplemental AIP Order would pay approximately $20 million for the achievement of target levels of performance for the Second Performance Period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Executive Summary of Business

Delphi Corporation (referred to as “Delphi”, the “Company”, “we”, or “our”) is a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2006 will generally not impact our financial results until 2008 or beyond.

In light of continued deterioration in performance, we determined that it was necessary to address and resolve our U.S. legacy liabilities, product portfolio, operational issues and forward looking revenue requirements. As a result, we intensified our efforts during 2005 to engage our unions, as well as GM, in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for its stakeholders.

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

On March 31, 2006, we announced our transformation plan centered around five key elements:

•	Obtain, through negotiations with its U.S. labor unions and GM, modifications to its collective bargaining agreements to transform to a competitive U.S. labor cost structure;

•	Conclude negotiations with GM to finalize its financial support for the legacy and labor costs we currently carry and to ascertain its business commitment to Delphi going forward;

•	Streamline our product portfolio and focus on those core technologies for which we believe we have significant competitive and technological advantages and make the necessary manufacturing alignment;

•	Transform our salaried workforce to ensure that our organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint; and

•	Devise a workable solution to our current pension situation, whether by extending pension payments or otherwise.

On the same date, we initiated a “dual track” process to obtain authority to reject its collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with its labor unions and GM. Specifically, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006, continued into June, and has been adjourned until August 17, 2006. Representatives of certain of the unions whose labor agreements are subject to the motion, including the UAW and IUE-CWA, have indicated that they received strike authorization and may call for a strike in the event the Debtor’s labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM are ongoing in hopes of reaching a consensual resolution, but the parties have not yet reached comprehensive agreements. While the Debtors believe that the filing of the 1113 and 1114 motion with the Court was necessary to protect the Debtors’ interests, Delphi is focused on pursuing a consensual resolution with all of the Debtors’ stakeholders.

Prior to filing the motion to reject the Debtors’ U.S. labor agreements, Delphi, General Motors Corporation (“GM”) and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) into a tripartite agreement establishing a special attrition program (the “UAW Special Attrition Program”), pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a lump sum incentive payment. The program also provided a pre-retirement program for employees with at least 27 and less than 30 years of credited service. In addition, employees who elect to participate are eligible to retire as employees of Delphi or flowback to GM and retire. On May 8, 2006 and May 12, 2006, the Court entered an order and an amended order, respectively, approving the UAW Special Attrition Program. Delphi, GM, and the UAW subsequently agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that expands the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provide buyouts for UAW-represented hourly employees. (Collectively the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The UAW Attrition Programs include financial support from GM. On June 16, 2006, Delphi, GM and the Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”) reached agreement on the terms of a special attrition program (the “IUE-CWA Special Attrition Program”) which mirrors in all material respects the UAW Attrition Programs. The UAW Supplemental Agreement and the IUE-CWA Special Attrition Program were approved by the Court on June 29, 2006, and on July 7, 2006, the Court entered the order approving the motion. Wilmington Trust Company, in its capacity as indenture trustee for certain senior notes and debentures issued by Delphi, has filed notices of appeal from the Court’s orders approving the UAW Special Attrition Program, UAW Supplemental Agreement, and the IUE-CWA Special Attrition Program. We continue framework discussions with other unions to offer, with GM support, similar attrition programs for their members.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The initial GM contract rejection motion is scheduled to be heard by the Court no earlier than August 15, 2006. On March 31, 2006, we also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, we have not unilaterally revised the terms and conditions on which we have been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions.

As part of the transformation plan, we identified non-core product lines that do not fit into our future strategic framework and which it is seeking to sell or wind-down these product lines. Any sale or wind-down process is being conducted in consultation with our customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and labor contracts. We also have begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of its operations in Europe. Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering and wheel bearings. We continually evaluate our product portfolio and could retain these or exit certain other businesses depending on market forces or cost structure changes. We intend to sell or wind-down non-core product lines and manufacturing sites by 2008. We have also begun discussions with certain governmental agencies whose policies could help improve the competitiveness of plants and product lines regardless of whether they are being retained or offered for sale.

In addition to addressing our legacy liabilities and improving the competitiveness of our U.S. operations through negotiation with our unions and GM and by rationalizing our portfolio, we have identified other necessary elements of a comprehensive transformation plan, including reducing our selling, general and administrative costs, realigning our salaried benefit programs to bring them in line with more cost-competitive companies and obtaining relief to amortize funding obligations to our defined benefit U.S. pension plans over a longer period of time than would otherwise be available once we emerge from chapter 11. We have identified cost saving opportunities along with the planned portfolio and product rationalizations and plan to reduce our global salaried workforce by as many as 8,500 employees using existing salaried separation pay programs. In addition, in order to retain our existing U.S. defined benefit pension plans for both hourly and salaried workers, management and the Board of Directors are considering freezing those plans and adopting or modifying defined contribution plans to include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.

Achievement of our transformation objectives in most instances requires the support of our key stakeholders, including GM, our labor unions and our creditors and the approval of the Court. Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger; more financially sound business with viable U.S. operations that are well-positioned to advance global enterprise objectives. However, there are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission. In addition, we cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding our future prospects will not materially hinder our ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Although we expect to file a reorganization plan that provides for emergence from chapter 11 in early to mid-2007, there can be no assurance that a reorganization plan will be proposed by the Company in that timeframe, or confirmed by the Court, or that any such plan will be consummated.

Overview of Performance During the First Quarter of 2006

Our first quarter of 2006 net sales were $7.0 billion, up from $6.9 billion in the first quarter of 2005. Non-GM revenues were $3.8 billion, or 54% of sales including the impact of migration during the period of certain product programs from direct sales to GM to sales to Tier 1 customers, up 8% from the first quarter of 2005. Our first quarter of 2006 GM sales were $3.2 billion, down 5% from the first quarter of 2005. We benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology rich products and systems-based solutions for vehicles and non-auto applications. The net loss for the first quarter of 2006 was $363 million, as compared to a net loss of $403 million in the first quarter of 2005. Despite the continued growth of our non-GM business, we continue to experience poor financial performance. Delphi believes that several significant issues have largely contributed to the deterioration of Delphi’s financial performance: (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and related pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Although Delphi has shown growth in its non-GM business, these gains are offset by the decrease of GM sales. GM accounted for 46% of our net sales for the three months ended March 31, 2006. Our sales to GM have declined since our separation from GM, principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix purchased. In the first quarter of 2006, GM North America produced 1.2 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, an increase of approximately 6.5% from the first quarter of 2005 production levels. Our GM North America content per vehicle for the first quarter of 2006 was $2,261, compared to $2,467 for the first quarter of 2005. During the first quarter of 2006, our content per vehicle was reduced due to exiting select businesses and the migration of certain product programs from GM sales to sales to Tier I customers. GM sales for the three months ended March 31, 2006 decreased by approximately $182 million, or approximately a 5% year-over-year decline. In November, 2005, GM agreed to temporarily defer implementation of previously agreed to Delphi contractual price decreases which were to be effective January 1, 2006. Such agreement had the effect of increasing Delphi’s first quarter 2006 sales by approximately $9 million. In April 2006, Delphi and GM were unable to agree on the terms by which GM would continue to defer such price decreases. Therefore, beginning April 1, 2006, Delphi’s net sales reflect the previously agreed-to contractual price decreases.

During the first quarter of 2006, we continued to be challenged by commodity cost increases, most notably copper, aluminum, silver, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the first quarter of 2006. Steel supply has continued to be constrained and commodity cost pressures continued to intensify as our supply contracts expire during 2006. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our operations in future periods may be adversely affected. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms which recover the actual commodity costs we are incurring.

Delphi’s ability to effectively respond to these increasing challenges is impaired by its U.S. legacy liabilities and largely fixed labor costs. Specifically, in connection with Delphi’s U.S. legacy liabilities and operational restrictions, the majority of Delphi’s collective bargaining agreements provide for wages and benefits that are well above market, costly pension plans and retiree health care and other benefits, and burdensome operating restrictions, constraining Delphi’s ability to compete effectively with its U.S. peers. Effective January 1, 1999, in connection with Delphi’s May 28, 1999 spin-off from GM, Delphi assumed the terms and conditions of the collective bargaining agreements negotiated by its unions and GM, which resulted in inflexible and uncompetitive costs and liabilities. Consequently, Delphi believes that the average rates at which it currently compensates its hourly workers, including employee and retiree benefits, is nearly three times the average hourly labor rates paid by its U.S. peer companies. Delphi’s U.S. hourly pension and other postretirement benefit obligations exposed Delphi to approximately $10.7 billion in unfunded liabilities at December 31, 2005, of which approximately $2.3 billion was attributable to unfunded U.S. pension obligations and $8.4 billion was attributable to U.S. other postretirement benefit obligations. Prior to the Chapter 11 Filings, Delphi projected that cash outflows for hourly pension contributions and other postretirement benefit obligation payments through 2007 would approximate $1.9 billion. Through the chapter 11 process, Delphi is permitted to defer a significant portion of these contributions until it emerges from chapter 11. As such, the projected future cash outflows for hourly pension contributions and other postretirement benefit obligation payments through 2007 may be significantly less than $1.9 billion. If these obligations are not addressed as part of the chapter 11 process, cash outflows for pension and other postretirement benefit obligations would continue to increase as Delphi’s U.S. workforce continues to age and the ratio of retirees to active employees increases.

Due to declining business conditions and lower GM North America production volumes over recent years, an increasing proportion of Delphi’s U.S. hourly workforce is a fixed cost, independent of volume and revenue. Under the terms of Delphi’s collective bargaining agreements with its U.S. unions, Delphi is generally not permitted to permanently lay off idled workers, and as of March 31, 2006, approximately 2,200, or 7% of our U.S. hourly workforce, were idled and were receiving nearly full pay and benefits, although performing no work.

Coupled with restrictions on Delphi’s ability to exit non-strategic, non-profitable operations, the magnitude of the cost of carrying idled, non-productive workers in the event of plant closings or wind-downs effectively prevents Delphi from addressing under-performing product portfolio businesses and non-profitable manufacturing operations. Historically, under the terms of the spin-off from GM, this situation was somewhat mitigated because Delphi’s UAW employees are permitted to return to GM’s employ, known as flowback, under certain conditions. As a result of GM’s lower production volumes, however, the opportunities for Delphi’s employees to flowback to GM have been limited and may be further limited in the future, other than regarding the 5,000 flowbacks to GM under the special attrition program. For further information, refer to Item 1. Business — Chapter 11, Legacy Liabilities — Key Stakeholders in our Annual Report on Form 10-K for the year ended December 31, 2005. This situation places financial burdens on Delphi of a scope and magnitude that, unless addressed as part of a comprehensive restructuring through chapter 11, threatens Delphi’s long-term viability.

Results of Operations

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Net Sales.  Net sales by product sector and in total for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
Product Sector	2006	2005
	(in millions)

Dynamics, Propulsion, Thermal & Interior	$3,343	$3,212
Electrical, Electronics & Safety	3,345	3,469
Automotive Holdings Group	667	655
Other (a)	(382)	(474)

Net sales	$6,973	$6,862

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and eliminations of inter-sector transactions.

Consolidated net sales for the first quarter of 2006 were $7.0 billion compared to $6.9 billion for the same period of 2005. Included in the first quarter of 2005 is approximately $144 million of net sales related to the global battery product line that was sold to Johnson Controls Inc. on July 1, 2005.

Our non-GM sales increased by $293 million, including approximately $98 million resulting from unfavorable currency exchange rates primarily due to the strengthening of the U.S. Dollar versus the Euro. Excluding the effects of unfavorable currency exchange rates, our non-GM sales increased approximately $391 million or 11.3%. This non-GM sales increase was due to increased volume, new business from diversifying our global customer base, and to a lesser extent the migration during the period of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases and the impact of the battery business sale. As a percent of our net sales for the first quarter of 2006, our non-GM sales were 54%.

However, offsetting the gains in non-GM net sales was a $182 million decrease in GM sales. The GM sales decrease was principally due to continued diversification by GM of its supplier base resulting in lower Delphi content per vehicle, and to a lesser extent, price decreases. The GM sales decrease was partially offset by additional volumes related to GM’s buildup of inventory of certain parts. Based on the annual production schedules for GMNA, we originally expected this volume to occur later in the year. The effect of unfavorable currency exchange rates to the overall decrease in GM sales was negligible. Our total net sales were also reduced by continued price pressures that resulted in price reductions of approximately $61 million or 0.9% for the first quarter of 2006, compared to approximately $149 million or 2.0% for the first quarter of 2005. The price pressures were slightly offset in first quarter of 2006 by $9 million due to GM temporarily deferring implementation of previously agreed to contractual price decreases.

Gross Margin.  Our gross margin increased to 5.9% for the first quarter of 2006 compared to gross margin of 5.3% for the first quarter of 2005. The first quarter of 2006 gross margin compared to the first quarter of 2005 increased in part because of higher production volumes of approximately 1.3% and improved operational material and manufacturing efficiencies resulting from the higher production volumes of approximately 3.2%. These favorable variances are partially offset by an increased wage and benefit costs of approximately 0.9% of sales and reductions in selling prices of approximately 0.9% of sales. Gross margin for the first quarter of 2006 and 2005 was also negatively impacted by $69 million and $86 million, respectively, of contractual payments related to temporarily idled employees. Additionally, gross margin in the first quarter of 2006 and 2005 was negatively impacted by $46 million and $34 million, respectively, of costs associated with employee termination benefits and exit costs primarily outside the U.S.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses were $376 million, or 5.4% of total net sales for the first quarter of 2006 compared to $394 million or 5.7% of total net sales for the first quarter of 2005. The decrease is driven by reduced spending on information technology, lower structural costs due to the battery business sale, and to a lesser extent non-recurring bad debt expense incurred in 2005 related to the MG Rover bankruptcy.

Depreciation and Amortization.  Depreciation and amortization was $270 million for the first quarter of 2006 compared to $292 million for the first quarter of 2005. The decrease primarily reflects the impact of lower capital expenditures as well as the effect of the impairment of certain facilities in 2005 and to a lesser extent the impact of currency exchange rates.

Operating Results.  Our operating loss was $232 million for the first quarter of 2006 compared to $324 million for the first quarter of 2005. Operating results by product sector and in total for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
Product Sector	2006	2005
	(in millions)

Dynamics, Propulsion, Thermal & Interior	$(148)	$(183)
Electrical, Electronics & Safety	121	169
Automotive Holdings Group	(243)	(259)
Other (a)	38	(51)

Total operating loss	$(232)	$(324)

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and eliminations of inter-sector transactions.

The first quarter of 2006 operating loss compared to the first quarter of 2005 operating loss decreased in part because of higher production volumes, improved operational material and manufacturing efficiencies resulting from the higher production volumes, as well as lower SG&A and Depreciation and Amortization expense. These favorable variances were partially offset by increased wage and benefit costs of approximately 0.9% of sales and reductions in selling prices of approximately 0.9% of sales. Operating loss for the first quarter of 2006 and 2005 was also negatively impacted by $69 million and $86 million, respectively, of contractual payments related to temporarily idled employees. Additionally, operating loss in the first quarter of

2006 and 2005 was negatively impacted by $46 million and $34 million, respectively, of costs associated with employee termination benefits and exit costs primarily outside the U.S.

Interest Expense.  We recorded interest expense for the first quarter of 2006 of $99 million as compared to interest expense of $54 million for the first quarter of 2005. The increase in interest expense for the first quarter of 2006 was attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $41 million of contractual interest expense related to debt subject to compromise, was not recognized in the three months ended March 31, 2006 in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

Other Income and Expense.  We recorded other income for the first three months of 2006 of $11 million as compared to other income of $5 million for the first three months of 2005. The increase was primarily due to increased interest income associated with additional cash and cash equivalents on hand.

Reorganization Items.  We recorded bankruptcy related reorganization expense for the first quarter of 2006 of $13 million. In the first quarter of 2006, Delphi incurred $31 million of professional fees directly related to the reorganization. These costs were partially offset by interest income of $16 million from accumulated cash from the reorganization, and $2 million of a gain on settlement of prepetition liabilities.

Taxes.  We recorded an income tax expense in the first quarter of 2006 of $40 million as compared to an income tax expense for the first quarter of 2005 of $37 million. During the first quarter of 2006 and 2005, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. We do not recognize an income tax benefit on losses in our U.S. and certain other non-U.S. operations as, due to a history of operating losses, it is unlikely that a tax benefit will be realized.

Liquidity and Capital Resources

Overview of Capital Structure

As more fully described below, as of and since September 30, 2005 (our consolidated leverage ratio testing period), we were not in compliance with certain covenants under our prepetition credit facilities. As previously discussed, Delphi and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, which triggered defaults on substantially all other debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.

At hearings held in October 2005, the Court approved certain of the Debtors’ “first day” motions, including interim approval to use up to $950 million of Delphi’s $2 billion senior secured DIP financing, and approval of an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under the prepetition credit facilities.

On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended by the First Amendment to the DIP Credit Facility, dated October 27, 2005, as further amended and restated by the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated November 21, 2005 and as further amended by the First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement dated as of February 3, 2006, the Second Amendment to Amended and Restated Credit Agreement dated as of April 13, 2006, the Third Amendment to Amended and Restated Credit Agreement dated May 26, 2006, the Fourth Amendment to Amended and Restated Credit Agreement dated June 19, 2006, and the Fifth Amendment to Amended and Restated Credit Agreement dated August 10, 2006 (the “Amended DIP Credit Facility”), to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consists of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, three or six-month period as selected by Delphi in accordance with the terms of the Amended DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility will expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.

The Amended DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries to the extent that, in its reasonable business judgment, adverse tax consequences would result from the pledge of a greater percentage) and further provides that amounts borrowed under the Amended DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time is limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at March 31, 2006. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the Amended DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).

The covenants require Delphi to, among other things, (i) maintain a monthly cumulative minimum Global EBITDAR for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. We were in compliance with the Amended DIP Credit Facility covenants as of March 31, 2006.

On October 28, 2005, the Court granted the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the prepetition credit facilities (as described below) and the Debtors’ access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities includes, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility. Refer to Prepetition Credit Facilities, described below, for additional information on these prepetition credit facilities.

On November 21, 2005, the $250 million term loan was funded and the Company elected to pay interest at LIBOR plus 2.75% for a six month period. As of March 31, 2006, there were no amounts outstanding under the DIP revolving facility. However, the Company had approximately $42 million in letters of credit outstanding against the DIP revolving facility. The foregoing description of the Amended DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Amended DIP Credit Facility, a copy of which was previously filed with the SEC.

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement which was then finalized on November 18, 2005 permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program has an availability of €145 million ($176 million at March 31, 2006 currency exchange rates) and £10 million ($17 million at March 31, 2006 currency exchange rates) until expiration on March 31, 2006. On February 20, 2006, the European program was amended, extending the expiration date to December 31, 2006 with substantially the same terms and conditions. As of March 31, 2006, outstanding borrowings under this program were approximately $105 million.

Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a wholly-owned subsidiary of Delphi which has issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the United States Bankruptcy Code, the Trusts may be dissolved in accordance with the provisions of their respective trust declarations, which in each case provide that Delphi’s filing of chapter 11 constitutes an “early termination event.” The property trustee of each trust is in the process of liquidating each Trust’s assets in accordance with the terms of the applicable trust declarations and it is expected that the holders of the trust preferred securities will receive in exchange for their securities a pro rata share of the Trusts respective junior subordinated notes issued by Delphi.

As of March 31, 2006, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. Of our $5.9 billion of outstanding debt at March 31, 2006, $2.5 billion was included in liabilities subject to compromise, including approximately $2.0 billion of senior unsecured debt with maturities ranging from 2006 to 2029, approximately $0.4 billion of junior subordinated notes due to Delphi Trust I and II due 2033, and $0.1 billion of other debt. As of March 31, 2006, we had approximately $3.1 billion of short-term and other debt not subject to compromise, including $1.5 billion drawn down from our Revolving Credit Facility, $1.0 billion of term loan secured debt due 2011, $0.4 billion related to accounts receivable factoring, $0.1 billion related to European securitization and $0.1 billion of other debt. In addition, as of March 31, 2006, we had $0.3 billion of long-term debt not subject to compromise, primarily the DIP term loan.

Historically, we have used the cash we generate from operating activities before considering amounts contributed to pensions, to strengthen our balance sheet by reducing legacy liabilities such as pensions, restructuring our operations, generating growth and paying dividends. Our net cash used in operating activities totaled $93 million for the three months ended March 31, 2006, as compared to net cash provided by operating activities of $529 million for the three months ended March 31, 2005. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, we expect that our operating activities will use, not generate, cash. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006. As permitted under chapter 11, however, Delphi expects to contribute only the portion of the contribution attributable to post-bankruptcy-petition service. Delphi expects to contribute approximately $0.2 billion to its U.S. pension plans in 2006. Based upon current overall macroeconomic conditions, we also will likely face additional ERISA minimums in 2007. Accordingly, as part of the chapter 11 process we are seeking to not only transform our operations but also to emerge with a sustainable capital structure for our transformed business. The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.

Prepetition Indebtedness

The following should be read in conjunction with Note 13, Debt, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Bonds and Trust Preferred Securities.  Delphi had approximately $2.0 billion of unsecured debt at March 31, 2006. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at March 31, 2006. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

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

As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. On August 3, 2005, we drew down $1.5 billion from our Revolving Credit Facility. As of March 31, 2006, $1.6 billion was utilized under the Revolving Credit Facility, including approximately $52 million in letters of credit outstanding against the Facilities.

The Term Loan had a 1% per annum amortization for the first 5 years and 9 months. Therefore, in the third quarter of 2005, we made the first installment payment on the Term Loan. In addition, we made mandatory payments applying the sale proceeds of certain asset sales. As of March 31, 2006, approximately $1.0 billion was outstanding under the Term Loan.

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

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2006, we had $408 million outstanding under these accounts receivable factoring facilities.

As of March 31, 2006, we had $115 million of other debt, primarily consisting of overseas bank facilities, and $77 million of other debt classified as Liabilities Subject to Compromise.

Credit Ratings, Stock Listing

Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of our filing for protection under chapter 11 of the Bankruptcy Code, as of March 31, 2006, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/B1/BB-, respectively, to the DIP Credit Facility.

On October 11, 2005, the NYSE announced suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005, that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the trading price for the common stock, which closed at $0.33 on October 10, 2005 and completed delisting proceedings on November 11, 2005. Delphi’s common stock (OTC: DPHIQ) and preferred shares (OTC: DPHAQ) are being traded as of the date of filing this Quarterly Report on Form 10-Q with the SEC on the Pink Sheets and are no longer subject to the regulations and controls imposed by the NYSE. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter (“OTC”) securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the

NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Quarterly Report on Form 10-Q with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $93 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $529 million for the three months ended March 31, 2005. Cash used in operations was negatively impacted by the timing of cash collections on sales for the first quarter of 2006. Changes in the levels of factoring improved cash flow from operating activities for the first quarter of 2005 by approximately $217 million.

Investing Activities.  Net cash used in investing activities totaled $232 million and $181 million for the three months ended March 31, 2006 and 2005, respectively. The principal use of cash in the first quarters of 2006 and 2005 reflected capital expenditures related to ongoing operations. Other cash flows from investing activities principally consist of proceeds from the sale of marketable securities.

Financing Activities.  Net cash used in financing activities totaled $43 million and $123 million for the three months ended March 31, 2006 and 2005, respectively. Net cash used in financing activities during the first quarter of 2006 primarily reflected repayments against cash overdraft and repayments of borrowings under other debt. Cash used by financing activities during the first quarter of 2005 reflected repayments of borrowings under credit facilities and payments of dividends.

Dividends.  On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the DIP Credit Facility includes a negative covenant which prohibits the payment of dividends by the Company.

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

Regulatory Actions and Other Matters

As previously disclosed, Delphi is the subject of an ongoing investigation by the SEC and the Department of Justice involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s spin-off from GM. Delphi is fully cooperating with the government’s investigations. The Company entered into an agreement with the SEC to suspend the running of the applicable statute of limitations until April 6, 2006 and subsequently agreed to extend the suspension until October 31, 2006. The government’s investigations were not suspended as a result of Delphi’s filing for chapter 11. Until these investigations are complete, Delphi is not able to predict the effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.

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

Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, we believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have included an estimate of our share of the potential costs plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds. Delphi’s environmental accruals were approximately $52 million and $51 million as of March 31, 2006 and December 31, 2005, respectively.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 will be recognized as a cumulative effect adjustment to the opening balance of retained earnings. Delphi is currently evaluating the requirements of FIN 48, and has not yet determined the impact on its consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates, and Note 1, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. For discussion of the impact of adoption of SFAS No. 123(R), see Note 3, Share-Based Compensation included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates during the first three months ended March 31, 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession facility; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Item 1. Business “Potential Divestitures, Consolidations and Wind-Downs” of the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC, including the risk factors in Part I, Item 1A. Risk Factors, contained therein. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2006. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2005, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2005, which was filed on July 11, 2006, and which is incorporated by reference into this Item 4.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2005, for a more complete understanding of the matters covered by such certifications.

Changes in internal control over financial reporting

During the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, our internal control over financial reporting beyond those identified in our Form 10-K for the year ended December 31, 2005.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as discussed in Note 12, Commitments and Contingencies, of the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2005.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the first quarter of 2006. As part of Delphi’s stock repurchase program in February 2005, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2006 to fund obligations for our stock options and other awards issued under our equity based compensation plan. The Company did not repurchase any equity securities in the first quarter of 2006 pursuant to this plan and the plan was not renewed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 13, Debt, within our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
10	(a)	First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement, dated as of February 3, 2006, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on February 8, 2006.

Exhibit
Number		Exhibit Name

10	(b)	Order Under 11 U.S.C. §§ 105 and 363 entered by the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program dated February 17, 2006, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on February 23, 2006.*
10	(c)	UAW-GM-Delphi Special Attrition Program agreement, dated March 22, 2006, among Delphi, General Motors Corporation and the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on March 27, 2006.
31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation

(Registrant)

August 15, 2006	/s/ John D. Sheehan

John D. Sheehan
Vice President and Chief Restructuring Officer,
Chief Accounting Officer

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