Form 10-Q
period 2006-06-30
DELPHI CORP
filed 2006-08-15
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
      As of July 31, 2006 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in millions, except per share amounts)
Net sales:
General Motors and affiliates	$3,069	$3,407	$6,286	$6,806
Other customers	3,926	3,616	7,682	7,079

Total net sales	6,995	7,023	13,968	13,885

Operating expenses:
Cost of sales, excluding items listed below	6,543	6,606	13,102	13,106
U.S. employee special attrition program charges	1,905	—	1,905	—
Selling, general and administrative	387	412	763	806
Depreciation and amortization	272	289	542	581

Total operating expenses	9,107	7,307	16,312	14,493

Operating loss	(2,112)	(284)	(2,344)	(608)
Interest expense (contractual interest expense for the three and six months ended June 30, 2006 was $144 million and $284 million, respectively)	(104)	(67)	(203)	(121)
Other income, net	12	22	23	27

Loss before reorganization items, income taxes, minority interest, equity income, and cumulative effect of accounting change	(2,204)	(329)	(2,524)	(702)
Reorganization items, net	(20)	—	(33)	—

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change	(2,224)	(329)	(2,557)	(702)
Income tax expense	(51)	(20)	(91)	(57)

Loss before minority interest, equity income, and cumulative effect of accounting change	(2,275)	(349)	(2,648)	(759)
Minority interest, net of tax	(14)	(8)	(24)	(16)
Equity income	14	19	31	34

Loss before cumulative effect of accounting change	(2,275)	(338)	(2,641)	(741)
Cumulative effect of accounting change	—	—	3	—

Net loss	$(2,275)	$(338)	$(2,638)	$(741)

Basic and diluted loss per share
Before cumulative effect of accounting change	$(4.05)	$(0.60)	$(4.71)	$(1.33)
Cumulative effect of accounting change	$—	$—	$0.01	$—

Basic and diluted loss per share	$(4.05)	$(0.60)	$(4.70)	$(1.33)

Dividends declared per share	$0.00	$0.015	$0.00	$0.045

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
	(Unaudited)	2005

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,988	$2,221
Restricted cash	117	36
Accounts receivable, net:
General Motors and affiliates	2,223	1,920
Other	3,296	2,975
Inventories, net:
Productive material, work-in-process and supplies	1,477	1,350
Finished goods	601	524
Deferred income taxes	50	51
Prepaid expenses and other	469	477

Total current assets	10,221	9,554
Long-term assets:
Property, net	4,996	5,108
Deferred income taxes	135	59
Investments in affiliates	452	418
Goodwill	370	363
Other intangible assets, net	52	54
Pension intangible assets	698	891
Other	590	576

Total long-term assets	7,293	7,469

Total assets	$17,514	$17,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt, and debt in default	$3,109	$3,117
Accounts payable	2,882	2,494
Accrued liabilities	1,980	1,192

Total current liabilities	7,971	6,803
Long-term debt	296	273
Pension benefits	340	310
Other	909	651
Liabilities subject to compromise	15,754	15,074

Total liabilities	25,270	23,111

Minority interest in consolidated subsidiaries	171	157
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,753	2,744
Accumulated deficit	(9,067)	(6,429)
Minimum pension liability	(1,544)	(2,395)
Accumulated other comprehensive loss, excluding minimum pension liability	(23)	(119)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(7,927)	(6,245)

Total liabilities and stockholders’ deficit	$17,514	$17,023

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2006	2005

	(in millions)
Cash flows from operating activities:
Net loss	$(2,638)	$(741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	542	581
Deferred income taxes	(16)	(14)
Pension and other postretirement benefit expenses	804	772
Equity income	(31)	(34)
Reorganization items	33	—
U.S employee special attrition program charges	1,905	—
Changes in operating assets and liabilities:
Accounts receivable and retained interest in receivables, net	(573)	200
Inventories, net	(209)	90
Prepaid expenses and other	(173)	83
Accounts payable	549	67
Employee and product line obligations	—	(44)
Accrued and other long-term liabilities	229	20
Pension contributions and benefit payments	(141)	(655)
Other postretirement benefit payments	(116)	(92)
Net payments for reorganization items	(21)	—
Other, net	43	(9)

Net cash provided by operating activities	187	224

Cash flows from investing activities:
Capital expenditures	(416)	(555)
Proceeds from sale of property	34	43
Increase in restricted cash	(81)	—
Proceeds from divestitures	12	—
Other, net	48	37

Net cash used in investing activities	(403)	(475)

Cash flows from financing activities:
Net proceeds from term loan facility	—	983
Repayments under cash overdraft.	(24)	—
Net proceeds (repayments) under other short-term debt agreements	5	(554)
Dividend payments	—	(56)
Other, net	(11)	(57)

Net cash (used in) provided by financing activities	(30)	316

Effect of exchange rate fluctuations on cash and cash equivalents	13	(41)

(Decrease) increase in cash and cash equivalents	(233)	24
Cash and cash equivalents at beginning of period	2,221	950

Cash and cash equivalents at end of period	$1,988	$974

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
      Annual Incentive Plan — On February 17, 2006, the Court entered a final order (the “AIP Order”) granting the Debtors’ motion to implement a short-term annual incentive plan (the “AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006. The AIP provides the opportunity for incentive payments to the Executives provided that specified corporate and divisional financial targets are met. For each of Delphi’s named executive officers, such targets are based on Delphi’s earnings before interest, taxes, depreciation, amortization, and restructuring costs, but exclude earnings generated from comprehensive transformation agreements. The amounts paid to individual executives may be adjusted either upward or downward based upon individual levels of performance. In addition, under some circumstances, individual executives may not be entitled to receive or retain incentive compensation. For more information regarding the AIP Order refer to Delphi’s Current Report on Form 8-K as filed on February 23, 2006. Additionally, an annual incentive plan mirroring the AIP applies to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi, as well as substantially all salaried employees in the U.S. In the three and six months ended June 30, 2006, Delphi recorded expense of $52 million and $104 million, respectively, related to these incentive plans resulting in an accrual balance of $104 million as of June 30, 2006. In conjunction with the approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in the first quarter of 2006.
      Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. Total accruals for postemployment benefits for other than temporarily idled employees were $11 million and $148 million as of June 30, 2006 and December 31, 2005, respectively, and are included in liabilities subject to compromise in the accompanying consolidated balance sheet.

      During the second quarter of 2006, the Company entered into a special attrition program for certain union-represented U.S. hourly employees that significantly impacts the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment. As a result, approximately $103 million of accruals were no longer necessary and accordingly were recorded as a reduction to cost of sales. For additional information, refer to Note 8, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits.
      Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi management commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when we no longer derive economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $89 million and $57 million included in cost of sales for the three months ended June 30, 2006 and 2005, respectively, and $135 million and $91 million in cost of sales in the six months ended June 30, 2006 and 2005, respectively.
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
      On March 31, 2006, Delphi announced its transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. Any sale or wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering and wheel bearings. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. The Company intends to sell or wind-down non-core product lines and manufacturing sites by January 1, 2008. These product lines and manufacturing sites are not classified as held for sale in the current period as the Court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the impairment or Disposal of Long-Lived Assets” were not met as of June 30, 2006. Delphi has also begun discussions with certain governmental agencies whose policies could help improve the competitiveness of plants and product lines regardless of whether they are being retained or offered for sale.
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
      In addition to addressing the Debtors’ legacy liabilities and improving the competitiveness of their U.S. operations through negotiation with their unions and GM and by rationalizing their portfolio, the Debtors have identified other necessary elements of a comprehensive transformation plan, including reducing selling, general and administrative costs, realigning salaried benefit programs to size these costs with the rationalized portfolio and make them competitive with more cost-competitive companies and obtaining relief permitting the Debtors, once the Debtors emerge from chapter 11, to amortize funding obligations to their U.S. defined benefit pension plans over a longer period of time than would otherwise be available. The Debtors have identified cost saving opportunities along with the planned portfolio and product rationalizations and expect to reduce their salaried workforce using existing salaried separation pay programs. In addition, in order to retain existing U.S. defined benefit pension plans for both hourly and salaried workers, the Debtors’, management and Delphi’s Board of Directors are considering freezing those plans and adopting or modifying existing defined contribution plans to include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.

      There can be no assurances, however, that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court, and the support of their stakeholders, including GM, and the Debtors’ labor unions. The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan are finalized in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112 “Employers’ Accounting for Postretirement Benefits”, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.
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
      Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts(including unexpired leases), subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, Delphi expects that additional liabilities subject to compromise and resolution in the chapter 11 cases may arise as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, Delphi would expect that the assumption of certain executory contracts may convert existing liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, Delphi is unable to project the magnitude of such claims with any degree of certainty at this time.
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

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF
OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

	(in millions)
Net sales:
General Motors and affiliates	$2,631	$5,422
Other customers	1,812	3,623
Intercompany non-Debtor subsidiaries	154	308

Total net sales	4,597	9,353

Operating expenses:
Cost of sales, excluding items listed below	4,538	9,257
U.S. employee special attrition program charges	1,905	1,905
Selling, general and administrative	271	527
Depreciation and amortization	166	331

Total operating expenses	6,880	12,020

Operating loss	(2,283)	(2,667)
Interest expense (contractual interest expense for the three and six months ended June 30, 2006 was $131 million and $260 million, respectively)	(91)	(178)
Other expense, net	(4)	(4)

Loss before reorganization items, income tax expense, equity income, and cumulative effect of accounting change	(2,378)	(2,849)
Reorganization items, net	(16)	(25)

Loss before income tax expense, equity income, and cumulative effect of accounting change	(2,394)	(2,874)
Income tax expense	(2)	(6)

Loss before equity income, and cumulative effect of accounting change	(2,396)	(2,880)
Equity income from non-consolidated subsidiaries, net of tax	12	26
Equity income from non-Debtor subsidiaries, net of tax	109	213

Loss before cumulative effect of accounting change	(2,275)	(2,641)
Cumulative effect of accounting change	—	3

Net loss	$(2,275)	$(2,638)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	June 30,
	2006	December 31,
	(Unaudited)	2005

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$850	$1,361
Restricted cash	75	—
Accounts receivable, net:
General Motors and affiliates	1,900	1,654
Other third parties	1,499	1,428
Non-Debtor subsidiaries	325	287
Notes receivable from non-Debtor subsidiaries	352	349
Inventories, net:
Productive material, work-in-process and supplies	898	820
Finished goods	317	286
Prepaid expenses and other	325	354

Total current assets	6,541	6,539
Long-term assets:
Property, net	2,606	2,743
Investments in affiliates	377	356
Investments in non-Debtor subsidiaries	3,413	3,131
Goodwill	152	139
Other intangible assets, net	40	42
Pension intangible assets	678	871
Other	328	319

Total long-term assets	7,594	7,601

Total assets	$14,135	$14,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$2,497	$2,519
Accounts payable	1,308	1,027
Accounts payable to non-Debtor subsidiaries	376	486
Accrued liabilities	1,066	410

Total current liabilities	5,247	4,442
Debtor-in-possession financing	250	250
Employee benefit plan obligations and other	752	550
Liabilities subject to compromise	15,813	15,143

Total liabilities	22,062	20,385

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,753	2,744
Accumulated deficit	(9,067)	(6,429)
Minimum pension liability, Debtors only	(1,449)	(2,304)
Accumulated other comprehensive loss, including minimum pension liability of non-Debtor subsidiaries	(118)	(210)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(7,927)	(6,245)

Total liabilities and stockholders’ deficit	$14,135	$14,140

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF
CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

Six Months Ended
June 30, 2006

(in millions)
Cash flows from operating activities:
Net loss	$(2,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331
Pension and other postretirement benefit expenses	771
Equity income from non-consolidated subsidiaries	(26)
Equity income from non-Debtor subsidiaries, net of tax	(213)
Reorganization items	25
U.S. employee special attrition program charges	1,905
Changes in operating assets and liabilities:
Accounts receivable, net	(200)
Inventories, net	(110)
Prepaid expenses and other	(148)
Accounts payable, accrued and other long-term liabilities	309
Pension contributions and benefit payments	(119)
Other postretirement benefit payments	(116)
Payments for reorganization items, net	(14)
Other, net	29

Net cash used in operating activities	(214)

Cash flows from investing activities:
Capital expenditures	(180)
Proceeds from sale of property	7
Increase in restricted cash	(75)
Other, net	(21)

Net cash used in investing activities	(269)

Cash flows from financing activities:
Proceeds from prepetition secured revolving credit facility, net	2
Repayments under cash overdraft.	(24)
Repayments of borrowings under other short-term debt agreements	(6)

Net cash used in financing activities	(28)

Decrease in cash and cash equivalents	(511)
Cash and cash equivalents at beginning of period	1,361

Cash and cash equivalents at end of period	$850

3.	SHARE-BASED COMPENSATION
      Delphi’s share-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SARs”). The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. This method does not require prior period amounts to be restated to reflect the adoption of SFAS No. 123(R). SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In conjunction with the adoption of SFAS No. 123(R), the Company evaluated the impact of a change in its prior accounting for forfeitures for restricted stock units. SFAS No. 123(R) requires the Company to estimate forfeitures at the grant date, while prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The adjustment is a benefit of $3 million (no income tax effect due to the fact Delphi has a valuation allowance for the majority of its net deferred tax assets) and has been presented separately as a cumulative effect of change in accounting principle in the financial statements. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). Additional compensation cost of approximately $2 million and approximately $6 million was recognized for the three and six months ended June 30, 2006, respectively.
      Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no compensation expense was recognized for the three and six months ended June 30, 2005.
      If Delphi accounted for all share-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments as of June 30, 2005, its net loss and basic and diluted loss per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

	(in millions, except
	per share amounts)
Net loss, as reported	$(338)	$(741)
Add: Share-based compensation expense recognized, net of related tax effects	10	13
Less: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(14)	(19)

Pro forma net loss	$(342)	$(747)

Loss per share:
Basic and diluted — as reported	$(0.60)	$(1.33)

Basic and diluted — pro forma	$(0.61)	$(1.34)

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
      A summary of activity for the six months ended June 30, 2006 for the Company’s stock options is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price

	(in thousands)
Outstanding as of December 31, 2005	84,565	$13.72
Exercised	—	$—
Forfeited or expired	(5,528)	$14.95

Outstanding as of June 30, 2006	79,037	$13.64

Exercisable as of June 30, 2006	76,951	$13.73

      The following is a summary of the range of weighted average remaining lives of options outstanding and exercisable as of June 30, 2006:
Approved by Stockholders

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price

	(in thousands)			(in thousands)
$ 8.43-$10.00	10,639	6.8	$8.43	10,637	$8.43
$10.01-$20.00	47,030	4.4	$13.50	44,946	$13.66
$20.01-$20.97	73	2.5	$20.66	73	$20.66

	57,742		$12.58	55,656	$12.67

Other Plans

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price

	(in thousands)			(in thousands)
$ 9.55-$10.00	1	1.5	$9.55	1	$9.55
$10.01-$20.00	18,965	3.1	$16.00	18,965	$16.00
$20.01-$24.76	2,329	2.5	$20.64	2,329	$20.64

	21,295		$16.50	21,295	$16.50

      Since the market value of the Company’s stock was less than the exercise prices as of June 30, 2006, the aggregate intrinsic value of stock options and SARs both outstanding and exercisable was $0. As of June 30, 2006, there was approximately $5 million of unrecognized compensation costs related to options granted under the Company’s LTIP plan. The cost is expected to be recognized over a weighted average period of one year.
      As of June 30, 2006, Delphi had 7.8 million outstanding SARs which were fully vested. The SARs are classified as liability awards, and accordingly will be revalued through compensation expense each period. As of June 30, 2006, the fair market value of the SARs was zero and as such, no liability was recognized for these awards.
          Restricted Stock Units
      A summary of activity for the six months ended June 30, 2006 for the Company’s restricted stock units is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value

	(in thousands)
Non-vested at December 31, 2005	10,027	$8.58
Vested	(839)	$8.43
Forfeited	(504)	$8.65

Non-vested at June 30, 2006	8,684	$8.56

      One-third of the restricted stock units granted in 2003 vested during the three months ended June 30, 2006. However, Delphi decided not to issue common stock on the vesting dates of any restricted stock units granted but unvested at the time of the Chapter 11 Filings and therefore did not deliver common stock for the vested restricted stock units during the three months ended June 30, 2006. The total fair value of restricted stock units vested during the three months ended June 30, 2005 was approximately $4 million. As of June 30, 2006, there was approximately $42 million of unrecognized compensation cost related to non-vested restricted stock units which will be recognized over a weighted average period of 3.9 years.

4.	REORGANIZATION ITEMS
      SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items consist of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

	(in millions)
Professional fees directly related to reorganization	$36	$67
Interest income	(15)	(31)
Gain on settlement of prepetition liabilities	(1)	(3)

Total Reorganization Items	$20	$33

      For the six months ended June 30, 2006, reorganization items resulted in approximately $32 million of cash received entirely related to interest income and approximately $53 million of cash paid for professional fees. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors, secured creditors and unions.

5.	WEIGHTED AVERAGE SHARES AND DIVIDENDS
      Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the three and six months ended June 30, 2006 and 2005, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted loss per share were 561,782 thousand shares and 561,417 thousand shares for the three months ended June 30, 2006 and 2005, respectively, and 561,782 thousand shares and 558,330 thousand shares for the six months ended June 30, 2006 and 2005, respectively. Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect were 79,047 thousand shares and 88,804 thousand shares for the three months ended June 30, 2006 and 2005, respectively, and 79,047 thousand shares and 88,971 thousand shares for the six months ended June 30, 2006 and 2005, respectively.
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
      The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2006 and 2005.

	June 30,

	2006	2005

	(in millions)
Accrual balance at beginning of year	$312	$274
Provision for estimated warranties accrued during the period	104	59
Settlements made during the period (in cash or in kind)	(79)	(85)
Foreign currency translation	3	(7)

Accrual balance at end of period	$340	$241

      Approximately $156 million and $117 million of the warranty accrual balance as of June 30, 2006 and December 31, 2005, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $184 million and $195 million of the warranty accrual balance as of June 30, 2006 and December 31, 2005, respectively, is included in liabilities subject to compromise (refer to Note 7, Liabilities Subject to Compromise).

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
      Liabilities subject to compromise consist of the following:

	June 30,	December 31,
	2006	2005

	(in millions)
Pension obligations (see Note 8)	$4,217	$3,578
Postretirement obligations other than pensions, including amounts payable to GM	7,710	7,331
Debt and notes payable	2,057	2,062
Accounts payable	773	916
Junior subordinated notes due to Delphi Trust I and II	403	403
Postemployment benefits for other than temporarily idled employees	11	148
Other	583	636

Total Liabilities Subject to Compromise	$15,754	$15,074

8.	U.S. EMPLOYEE SPECIAL ATTRITION PROGRAM AND PENSION AND OTHER POSTRETIREMENT BENEFITS
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
      During the second quarter of 2006 Delphi recorded special termination benefit charges for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW and IUE-CWA-represented hourly employees who elected to participate as of June 30, 2006 of approximately $392 million in U.S. employee special attrition program charges in the income statement. In addition, during the second quarter of 2006 Delphi recorded a net pension and postemployment benefit curtailment charge of approximately $1.5 billion in U.S. employee special attrition program charges for UAW and IUE-CWA-represented hourly employees who elected to participate as of June 30, 2006. Delphi will incur additional special termination benefit charges as well as pension and postretirement benefit curtailments for employees who elected to participate in the special attrition programs subsequent to June 30, 2006.
      Pension plans covering unionized employees in the U.S. generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. During the six months ended June 30, 2006, Delphi contributed $119 million to its U.S. pension plans. These defined benefit pension plans are sponsored by the Debtors. The amount contributed represents the portion of the pension contribution attributable to services rendered by employees of the Debtors in the fourth quarter of 2005 and the first quarter of 2006. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), a minimum funding payment of approximately $0.6 billion to the U.S. pension plans was due in the first six months of 2006.
      As permitted under chapter 11, Delphi contributed only the portion of the contribution attributable to post-bankruptcy-petition service. Accordingly, Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan years ended September 30, 2005.

The underfunded amount of approximately $173 million was due on June 15, 2006. The Company did not make this payment, which triggered an excise tax of approximately $17 million. The excise tax has been recorded in liabilities subject to compromise. The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.
      On July 14, 2006, Delphi contributed approximately $60 million to its U.S. pension plans. The amount contributed represents the portion of the pension contribution attributable to services rendered by employees of the Debtors in the post-petition portion of the second quarter of 2006.
      As noted above, special attrition programs were offered to Delphi’s UAW and IUE-CWA-represented hourly employees during the second quarter of 2006 and as a result, Delphi recorded a net pension and postemployment benefit curtailment charge of $1.5 billion in U.S. employee special attrition program charges. In conjunction with the hourly plan net curtailment charge, the obligations for Delphi’s U.S. hourly pension and other postretirement plans were remeasured. The amounts shown below reflect the defined benefit pension and other postretirement obligations for the U.S. hourly employees as of June 30, 2006.

		Other
	Pension	Postretirement
	Benefits	Benefits
	June 30, 2006	June 30, 2006

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,894	$9,434
Expense	321	329
Benefits paid	(219)	(153)
Impact of curtailments, remeasurement, and other	630	(2,032)

Benefit obligation at June 30, 2006	$9,626	$7,578

Change in plan assets:
Fair value of plan assets at beginning of year	$6,621	$—
Actual return on plan assets	315	—
Delphi contributions	53	—
Benefits paid	(219)	—
Fair value of plan assets at June 30, 2006	$6,770	$—

Underfunded status	$(2,856)	$(7,578)
Unamortized actuarial loss and prior service cost	1,747	1,270

Net amount recognized in consolidated balance sheets	$(1,109)	$(6,308)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(2,856)	$(6,308)
Intangible asset	518	—
Accumulated other comprehensive income (pre-tax)	1,229	—

Net amount recognized	$(1,109)	$(6,308)

      Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis increased from 5.50% for 2005 to 6.30% for June 30, 2006. The other postretirement benefits discount rate determined on that basis increased from 5.50% for 2005 to 6.40% for June 30, 2006. Other assumptions utilized for the June 30, 2006 remeasurement such as asset rate of return, health care trend rate and increase in compensation levels were consistent with the year-end valuation.
      In conjunction with the remeasurement of the U.S. Hourly pension plan, Delphi adjusted the minimum pension liability recorded as of June 30, 2006. The effect of this adjustment was to decrease pension liabilities by $1.1 billion and intangible assets by $0.2 billion and accumulated other comprehensive loss by $0.9 billion.
      National union negotiations allow for some of our hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to our company to the extent job openings become available at our company. If such a transfer occurs, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to Delphi’s separation from GM). The company to which the employee transfers will be responsible for the related other postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for other postretirement obligations associated with employees that transfer between GM and Delphi. Our consolidated balance sheet includes approximately $2.5 billion and $1 billion as of June 30, 2006 and December 31, 2005, respectively, of postretirement obligations classified as liabilities subject to compromise reflecting a payable due to GM for a cash settlement for postretirement obligations associated with employees that transferred from Delphi to GM. Due to the Chapter 11 Filings, the Company has not made any payments to settle this obligation. Historically the postemployment benefits Delphi provided to its retirees were substantially the same as the postemployment benefits GM provided to its retirees. However, effective March 31, 2006, the U.S. District Court for the Eastern District of Michigan approved GM’s tentative settlement agreement with the UAW related to reductions in hourly retiree health care. As a result, Delphi’s liability due to GM for employees that transferred from Delphi to GM will be reduced for these benefit changes. As part of the June 30, 2006 remeasurement of Delphi’s postemployment benefit plan, the unamortized actuarial loss and prior service cost was reduced by approximately $800 million to reflect this reduction in liability.
      As of March 1, 2005, Delphi amended its salaried health care benefits plan. Under this plan amendment, effective January 1, 2007, Delphi reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses of salaried employees who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, this plan amendment resulted in a decrease in the other postretirement benefit obligations other postretirement liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment began in June 2005.
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

      The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six-month periods ended June 30, 2006 and 2005 for salaried and hourly employees. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

					Other
					Postretirement
	Pension Benefits				Benefits

	U.S. Plans		Non-U.S. Plans

	Three Months Ended June 30,

	2006	2005	2006	2005	2006	2005

	(in millions)
Service cost	$74	$73	$10	$9	$45	$43
Interest cost	185	181	15	16	129	130
Expected return on plan assets	(205)	(197)	(16)	(15)	—	—
Special termination benefits	—	2	—	9	—	1
Curtailment loss/(gain)	1,520	—	—	—	(7)	—
Amortization of prior service costs	32	35	1	1	(24)	(27)
Amortization of actuarial losses	58	53	7	8	78	54

Net periodic benefit cost	$1,664	$147	$17	$28	$221	$201

					Other
					Postretirement
	Pension Benefits				Benefits

	U.S. Plans		Non-U.S. Plans

	Six Months Ended June 30,

	2006	2005	2006	2005	2006	2005

	(in millions)
Service cost	$147	$146	$20	$17	$90	$90
Interest cost	370	362	31	32	259	271
Expected return on plan assets	(410)	(394)	(32)	(30)	—	—
Special termination benefits	—	2	—	9	—	3
Curtailment loss/(gain)	1,520	—	—	—	(7)	—
Amortization of prior service costs	65	70	2	2	(49)	(28)
Amortization of actuarial losses	115	106	13	16	156	103

Net periodic benefit cost	$1,807	$292	$34	$46	$449	$439

9.	DERIVATIVES AND HEDGING ACTIVITIES
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
      The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

	(in millions)
Current assets	$62	$5
Non-current assets	10	2

Total assets	$72	$7

Current liabilities	$53	$8
Non-current liabilities	14	—

Total liabilities	$67	$8

      The fair value of financial instruments recorded as assets increased from December 31, 2005 to June 30, 2006 primarily due to the fluctuation of copper forward rates. The fair value of financial instruments recorded as liabilities increased from December 31, 2005 to June 30, 2006 primarily due to changes in foreign currency forward rates for the Mexican Peso.
      Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of June 30, 2006, were $14 million pre-tax. Of this pre-tax total, a gain of approximately $14 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $1 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was $5 million for the six months ended June 30, 2006 and was not significant for the six months ended June 30, 2005. The amount included in cost of sales related to the time value of options was not significant in the six months ended June 30, 2006 and 2005.

10.	STOCKHOLDERS’ DEFICIT
      Changes in stockholders’ deficit for the six months ended June 30, 2006 were as follows:

					Accumulated Other
					Comprehensive Loss

	Common Stock		Additional		Minimum			Total
			Paid-In	Accumulated	Pension		Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Liability	Other	Stock	Deficit

	(in millions)
Balance at January 1, 2006	565	$6	$2,744	$(6,429)	$(2,395)	$(119)	$(52)	$(6,245)
Net loss	—	—	—	(2,638)	—	—	—	(2,638)
Currency translation adjustments and other, net of tax	—	—	—	—	(8)	94	—	86
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—	2	—	2
Minimum pension liability adjustment, net of tax	—	—	—	—	859	—	—	859

Total comprehensive loss								(1,691)
Share-based compensation, net	—	—	9	—	—	—	—	9

Balance at June 30, 2006	565	$6	$2,753	$(9,067)	$(1,544)	$(23)	$(52)	$(7,927)

      Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items currently recorded in equity are included in comprehensive income (loss). A summary of comprehensive income (loss) for the three and six months ended June 30, 2006 and June 30, 2005 is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in millions)
Net loss	$(2,275)	$(338)	$(2,638)	$(741)
Other comprehensive income (loss):
Currency translation adjustments and other, net of tax	37	(122)	86	(241)
Net change in unrecognized gain on derivative instruments, net of tax	8	(7)	2	(23)
Minimum pension liability adjustment, net of tax	859	—	859	—

Other comprehensive income (loss)	904	(129)	947	(264)

Comprehensive loss	$(1,371)	$(467)	$(1,691)	$(1,005)

11.	SEGMENT REPORTING
      Delphi operates its business along three reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Dynamics, Propulsion, Thermal & Interior Sector, which includes selected businesses from our energy and engine management systems, chassis, steering and thermal systems and interior product lines.

•	Electrical, Electronics & Safety Sector, which includes selected businesses from our automotive electronics, audio, consumer and aftermarket products, communication systems, safety and power and signal distribution systems product lines.

•	Automotive Holdings Group, which is comprised of select product lines and plant sites that do not meet our targets for net income or other financial metrics, allowing for consistent and targeted management focus on finding solutions to these businesses.
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

      Included below are sales and operating data for Delphi’s sectors for the three and six months ended June 30, 2006 and 2005.

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other(a)	Total

	(in millions)
For the Three Months Ended:
June 30, 2006
Net sales to GM and affiliates	$1,578	$1,157	$333	$1	$3,069
Net sales to other customers	1,617	2,148	149	12	3,926
Inter-sector net sales	185	76	144	(405)	—

Total net sales	$3,380	$3,381	$626	$(392)	$6,995

Operating (loss) income	$(137)	$90	$(244)	$(1,821)	$(2,112)

June 30, 2005
Net sales to GM and affiliates	$1,688	$1,354	$367	$(2)	$3,407
Net sales to other customers	1,407	2,082	103	24	3,616
Inter-sector net sales	206	81	157	(444)	—

Total net sales	$3,301	$3,517	$627	$(422)	$7,023

Operating (loss) income	$(157)	$171	$(268)	$(30)	$(284)

	Dynamics,
	Propulsion,	Electrical,	Automotive
	Thermal &	Electronics &	Holdings
	Interior	Safety	Group	Other(a)	Total

	(in millions)
For the Six Months Ended:
June 30, 2006
Net sales to GM and affiliates	$3,234	$2,360	$683	$9	$6,286
Net sales to other customers	3,127	4,207	314	34	7,682
Inter-sector net sales	362	159	296	(817)	—

Total net sales	$6,723	$6,726	$1,293	$(774)	$13,968

Operating (loss) income	$(285)	$211	$(487)	$(1,783)	$(2,344)

June 30, 2005
Net sales to GM and affiliates	$3,365	$2,722	$745	$(26)	$6,806
Net sales to other customers	2,732	4,090	214	43	7,079
Inter-sector net sales	416	174	323	(913)	—

Total net sales	$6,513	$6,986	$1,282	$(896)	$13,885

Operating (loss) income	$(340)	$340	$(527)	$(81)	$(608)

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and elimination of inter-sector transactions and $1,905 million related to U.S. employee special attrition program charges. (Refer to Note 8, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits).

      As announced on March 31, 2006, Delphi plans to focus its product portfolio on those core technologies for which Delphi believes it has significant competitive and technological advantages and will concentrate the organization around those core strategic product lines. The new organizational structure to support the core strategic product lines is effective July 1, 2006. Although the Company will change its reporting segments based on the new organizational structure, such realignment was not complete at June 30, 2006 and accordingly the Company did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company expects to change its reporting segments in the third quarter of 2006.

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
      Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance subject to a $10 million deductible and has recorded a reserve in the amount of the deductible which is included in liabilities subject to compromise. However, the Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material.
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

      As previously disclosed, with respect to environmental matters, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, Delphi believes that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi makes material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds. Delphi’s environmental accruals were approximately $49 million and $51 million as of June 30, 2006 and December 31, 2005, respectively.
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
      Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (Refer to Note 2, Chapter 11 Bankruptcy for details on the chapter 11 cases).

13.	SUBSEQUENT EVENTS
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
Overview of Performance During the Second Quarter and First Six Months of 2006
      Our second quarter of 2006 net sales were $7.0 billion, which is flat compared to our net sales in the second quarter of 2005. Non-GM revenues were $3.9 billion, or 56% of sales, up 9% from the second quarter of 2005. Our second quarter of 2006 GM sales were $3.1 billion, down 10% from the second quarter of 2005. We benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology rich products and systems-based solutions for vehicles and non-auto applications. The net loss for the second quarter of 2006 was $2.3 billion, up from $338 million in the second quarter of 2005, primarily related to $1.9 billion of U.S. employee special attrition program charges. Our net sales for the first six months of 2006 were $14.0 billion, up slightly from $13.9 billion in the first six months of 2005. Non-GM revenues were $7.7 billion, or 55% of sales including the impact of migration during the period of certain product programs from direct sales to GM to sales to Tier 1 customers, up 9% from the first six months of 2005. In the first six months of 2006, GM sales were $6.3 billion, down 8% from the first six months of 2005. The net loss for the first six months of 2006 was $2.6 billion, up from $741 million in the first six months of 2005. The increase in the net loss for the first six months of 2006 was primarily related to $1.9 billion of U.S. employee special attrition program charges. Despite the continued growth of our non-GM business, we continue to experience poor financial performance. Delphi believes that several significant issues have largely contributed to the deterioration of Delphi’s financial performance: (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and related pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations.
      In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Although Delphi has shown growth in its non-GM business, these gains are more than offset by the decrease of GM sales. GM accounted for 45% of our net sales for the six months ended June 30, 2006. Our sales to GM have declined since our separation from GM; principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix purchased. In the second quarter of 2006, GM North America produced 1.2 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of approximately 1.6% from the second quarter of 2005 production levels. Our GM North America content per vehicle for the second quarter of 2006 was $2,183, which was lower than $2,372 for the second quarter of 2005. During the second quarter of 2006, our content per vehicle was reduced due to exiting select businesses and the migration of certain product programs from GM sales to sales to Tier I customers.
      During the second quarter of 2006, we continued to be challenged by commodity cost increases, most notably copper, aluminum, silver, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the second quarter of 2006. Steel supply has continued to be constrained and commodity cost pressures continued to intensify as our supply contracts expire during 2006. To the extent that we experience cost increases we will seek to pass these cost increases on to our customers, but if we are not successful, our operations in future periods may be adversely affected. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms which recover the actual commodity costs we are incurring.
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
      Due to declining business conditions and lower GM North America production volumes over recent years, an increasing proportion of Delphi’s U.S. hourly workforce is a fixed cost, independent of volume and revenue. Under the terms of Delphi’s collective bargaining agreements with its U.S. unions, Delphi is generally not permitted to permanently lay off idled workers, and as of June 30, 2006, approximately 2,200, or 8% of our U.S. hourly workforce, were idled and were receiving nearly full pay and benefits, although performing no work.
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
Results of Operations

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005
      Net Sales. Net sales by product sector and in total for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,

Product Sector	2006	2005

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$3,380	$3,301
Electrical, Electronics & Safety	3,381	3,517
Automotive Holdings Group	626	627
Other (a)	(392)	(422)

Consolidated net sales	$6,995	$7,023

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and eliminations of inter-sector transactions.
      Consolidated net sales for the second quarter of 2006 and 2005 were $7.0 billion. Included in the second quarter of 2005 is approximately $137 million of net sales related to the global battery product line that was sold to Johnson Controls Inc. on July 1, 2005.
      Non-GM sales increased by $310 million, including $14 million resulting from favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our non-GM sales increased approximately $296 million or 8%. This non-GM sales increase was due to increased volume, new business from diversifying our global customer base, and to a lesser extent the migration during the period of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases and the impact of the battery business sale. As a percent of our net sales for the second quarter of 2006, our non-GM sales were 56%.
      However, more than offsetting the gains in non-GM sales was a $338 million decrease in GM sales, including $8 million of favorable currency exchange rates. Excluding the effects of favorable currency exchange rates, our GM sales decreased $346 million or 10.2%. The GM sales decrease was principally due to the wind down of certain GM product programs during 2005, the migration during the period of certain product programs from sales to GM to sales to Tier 1 customers, the sale of the global battery business line and to a lesser extent the impact of lower GMNA production volumes. The GM sales decrease was partially offset by additional volumes related to GM’s buildup of inventory for certain parts. Based on the annual production schedules for GMNA, we originally expected this volume to occur in the latter half of the year.
      Our net sales also were reduced by continued price pressures that resulted in price reductions of approximately $82 million or 1.2% for the second quarter of 2006, compared to approximately $139 million or 1.8% for the second quarter of 2005.
      Gross Margin. Our gross margin increased to 6.5% for the second quarter of 2006 compared to gross margin of 5.9% for the second quarter of 2005. The increase in gross margin was primarily due to improved operational and manufacturing efficiencies of approximately 3.4%, primarily offset by the impact of increases in wage and benefit costs of approximately 2.3%, an unfavorable change in the mix of products of approximately 1.4%, and reductions in selling prices of approximately 1.2%. In addition, gross margin in the second quarter of 2006 and 2005 was negatively impacted by $89 million and $57 million, respectively, of costs related to employee termination benefits and exit costs primarily outside the U.S. Delphi recorded a reduction to cost of sales of approximately $103 million during the second quarter of 2006 as a result of the release of previously recorded postemployment benefit accruals. Excluding the release of previously recorded postemployment benefit accruals, the second quarter of 2006 gross margin was 5.0% compared to gross margin of 5.9% for the second quarter of 2005.
      U.S. Employee Special Attrition Program Charges. Delphi recorded postemployment wage and benefit charges of approximately $392 million during the second quarter of 2006 for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW and IUE-CWA-represented hourly employees. Delphi also recorded a net pension and postemployment benefit curtailment charge of $1.5 billion during the second quarter of 2006, primarily due to reductions in anticipated future service as a result of the retirements. As a result of the special attrition programs, Delphi determined that previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affecting employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly were released.
      Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses of $387 million or 5.5% of total net sales for the second quarter of 2006 were lower than the $412 million or 5.9% of total net sales for the second quarter of 2005. The decrease is primarily driven by reduced spending on information technology and lower structural costs due to the battery business sale.
      Depreciation and Amortization. Depreciation and amortization of $272 million for the second quarter of 2006 was slightly lower than the $289 million for the second quarter of 2005. The quarter over quarter decrease primarily reflects the impact of lower capital expenditures as well as the effect of the impairment of certain facilities in 2005 and to a lesser extent the impact of currency exchange rates.

      Operating Results. Operating results by product sector and in total for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,

Product Sector	2006	2005

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(137)	$(157)
Electrical, Electronics & Safety	90	171
Automotive Holdings Group	(244)	(268)
Other (a)	(1,821)	(30)

Total operating loss	$(2,112)	$(284)

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and elimination of inter-sector transactions and $1,905 million related to U.S. employee special attrition program charges. (Refer to Note 8, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits).
      Our operating loss for the second quarter of 2006 was $2,112 million compared to operating loss of $284 million for the second quarter of 2005. During the second quarter of 2006, Delphi recorded U.S. employee special attrition program charges of $1.9 billion which were slightly offset by a reduction to cost of sales of approximately $103 million as a result of the release of previously recorded postemployment benefit accruals. Excluding the U.S. employee special attrition program charges and release of previously recorded postemployment benefit accruals, the second quarter operating loss was $310 million compared to operating loss of $284 million for the second quarter of 2005.
      Interest Expense. We recorded interest expense for the second quarter of 2006 of $104 million as compared to interest expense of $67 million for the second quarter of 2005. The increase in interest expense for the second quarter of 2006 was generally attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $40 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the three months ended June 30, 2006 in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).
      Other Income and Expense. We recorded other income in the second quarter of 2006 of $12 million as compared to other income of $22 million for the second quarter of 2005. The second quarter of 2005 includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income. Excluding the gain on the sale of our investment in Akebono Brake Industry Company other income and expense increased approximately $8 million, which was primarily due to increased interest income associated with additional cash and cash equivalents on hand.
      Reorganization Items. We recorded bankruptcy related reorganization expense for the second quarter of 2006 of $20 million. In the second quarter of 2006, Delphi incurred $36 million of professional fees directly related to the reorganization. These costs were partially offset by interest income of $15 million from accumulated cash from the reorganization, and $1 million of a gain on settlement of prepetition liabilities.
      Taxes. We recorded income tax expense in the second quarter of 2006 of $51 million as compared to $20 million of income tax expense for the second quarter of 2005. The increase in tax expense is proportionate to the increase in non-U.S. earnings for the same period. During the second quarter of 2006 and 2005, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. We do not recognize an income tax benefit on losses in our U.S.

and certain other non-U.S. operations as, due to a history of operating losses, it is unlikely that a tax benefit will be realized.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
      Net Sales. Net sales by product sector and in total for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended
	June 30,

Product Sector	2006	2005

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$6,723	$6,513
Electrical, Electronics & Safety	6,726	6,986
Automotive Holdings Group	1,293	1,282
Other (a)	(774)	(896)

Consolidated net sales	$13,968	$13,885

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and eliminations of inter-sector transactions.
      Consolidated net sales for the first six months of 2006 were $14.0 billion compared to $13.9 billion for the same period of 2005. Included in the first six months of 2005 is approximately $281 million of net sales related to the global battery product line that was sold to Johnson Controls Inc. on July 1, 2005.
      Our non-GM sales increased by $603 million, including approximately $84 million resulting from unfavorable currency exchange rates primarily due to the strengthening of the Dollar versus the Euro. Excluding the effects of unfavorable currency exchange rates, our non-GM sales increased $687 million or 9.7%. This non-GM sales increase was due to increased volume, new business from diversifying our global customer base, and to a lesser extent the migration of certain product programs from sales to GM to sales to Tier I customers, partially offset by price decreases and the impact of the battery business sale. As a percent of our net sales for the six months ended June 30, 2006, our non-GM sales were 55%.
      However, partially offsetting the gains in non-GM net sales was a $520 million or 7.6% decrease in GM sales. The impact of currency exchange rates was negligible. The GM sales decrease was principally due to the wind down of certain GM product programs during 2005, the migration during the period of certain product programs from sales to GM to sales to Tier 1 customers and the sale of the global battery product line. The GM sales decrease was partially offset by additional volumes related to GM’s buildup of inventory for certain parts. Based on the annual production schedules for GMNA, we originally expected this volume to occur in the latter half of the year.
      Our net sales were also reduced by continued price pressures that resulted in price reductions of approximately $144 million or 1.0% for the first six months of 2006, compared to approximately $290 million or 1.9% for the first six months of 2005. The price pressures were slightly offset in first quarter of 2006 by $9 million due to GM temporarily deferring implementation of previously agreed to contractual price decreases.
      Gross Margin. Our gross margin increased to 6.2% for the first six months of 2006 compared to gross margin of 5.6% for the first six months of 2005. The increase in gross margin was primarily due to improved operational and manufacturing efficiencies of approximately 3.3%, primarily offset by the impact of increases in wage and benefit costs of approximately 1.6%, reductions in selling prices of approximately 1.0% and an unfavorable change in the mix and volume of products of approximately 0.7%. In addition, gross margin in the first six months of 2006 and 2005 was negatively impacted by $135 million and $91 million, respectively, of costs related to employee termination benefits and exit costs primarily outside the U.S. Delphi recorded a reduction to cost of sales of approximately $103 million during the second quarter of 2006 as a result of the release of previously recorded postemployment benefit accruals. Excluding the release of previously recorded postemployment benefit accruals, the first six months of 2006 gross margin was 5.5% compared to gross margin of 5.6% for the first six months of 2005.
      U.S. Employee Special Attrition Program Charges. Delphi recorded postemployment wage and benefit charges of approximately $392 million during the second quarter of 2006 for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW and IUE-CWA-represented hourly employees. Delphi also recorded a net pension and postemployment benefit curtailment charge of $1.5 billion during the second quarter of 2006, primarily due to reductions in anticipated future service as a result of the retirements. As a result of the special attrition program, Delphi determined that previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affecting employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly were released.
      Selling, General and Administrative. SG&A expenses of $763 million or 5.5% of total net sales for the first six months of 2006 were lower than $806 million or 5.8% of total net sales for the first six months of 2005. The decrease is primarily driven by reduced spending on information technology and lower structural costs due to the battery sale.
      Depreciation and Amortization. Depreciation and amortization was $542 million for the first six months of 2006 compared to $581 million for the first six months of 2005. The decrease primarily reflects the impact of lower capital expenditures as well as the effect of the impairment of certain facilities in 2005 and to a lesser extent the impact of currency exchange rates.
      Operating Results. Operating results by product sector and in total for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended
	June 30,

Product Sector	2006	2005

	(in millions)
Dynamics, Propulsion, Thermal & Interior	$(285)	$(340)
Electrical, Electronics & Safety	211	340
Automotive Holdings Group	(487)	(527)
Other (a)	(1,783)	(81)

Total operating (loss) income	$(2,344)	$(608)

(a)	Other includes activity not allocated to the product sectors including the Company’s medical systems operations and elimination of inter-sector transactions and $1,905 million related to U.S. employee special attrition program charges. (Refer to Note 8, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits).
      Our operating loss for the first six months of 2006 was $2,344 million compared to operating loss of $608 million for the first six months of 2005. During the second quarter of 2006, Delphi recorded U.S. employee special attrition program charges of $1.9 billion which were slightly offset by a reduction to cost of sales of approximately $103 million as a result of the release of previously recorded postemployment benefit accruals. Excluding the U.S. employee special attrition program charges and release of previously recorded postemployment benefit accruals, the operating loss for the first six months of 2006 was $542 million compared to an operating loss of $608 million for the first six months of 2005. The operating loss was decreased in part because of improved operational efficiencies as well as lower SG&A and depreciation and amortization expense partially offset by increased wage and benefit costs and reductions in selling prices.
      Interest Expense. We recorded interest expense for the first six months of 2006 of $203 million as compared to interest expense of $121 million for the six months of 2005. The increase in interest expense for the first six months of 2006 was generally attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $81 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the six months ended June 30, 2006 in accordance with the provisions of SOP 90-7.
      Other Income and Expense. We recorded other income for the first six months of 2006 of $23 million as compared to other income of $27 million for the first six months of 2005. The second quarter of 2005 other income includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income. Excluding the gain on the sale of our investment in Akebono Brake Industry Company other income and expense increased approximately $14 million, which was primarily due to increased interest income associated with additional cash and cash equivalents on hand.
      Reorganization Items. We recorded bankruptcy related reorganization expense for the first six months of 2006 of $33 million. In the first six months of 2006, Delphi incurred $67 million of professional fees directly related to the reorganization. These costs were partially offset by interest income of $31 million from accumulated cash from the reorganization, and $3 million of a gain on settlement of prepetition liabilities.
      Taxes. We recorded income tax expense for the first six months of 2006 of $91 million as compared to $57 million of income tax expense for the first six months of 2005. The increase in tax expense is proportionate to the increase in non-U.S. earnings for the same period. During the first six months of 2006 and 2005, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. We do not recognize an income tax benefit on losses in our U.S. and certain other non-U.S. operations as, due to a history of operating losses, it is unlikely that a tax benefit will be realized.
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
      On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended by the First Amendment to the DIP Credit Facility, dated October 27, 2005, as further amended and restated by the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated November 21, 2005 and as further amended by the First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement dated as of February 3, 2006, the Second Amendment to Amended and Restated Credit Agreement dated as of April 13, 2006, the Third Amendment to Amended and Restated Credit Agreement dated May 26, 2006, the Fourth Amendment to Amended and Restated Credit Agreement dated June 19, 2006 and the Fifth Amendment to Amended and Restated Credit Agreement dated August 10, 2006 (the “Amended DIP Credit Facility”), to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consists of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one, three or six month period as selected by Delphi in accordance with the terms of the Amended DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility will expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.
      The Amended DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries to the extent that, in its reasonable business judgment, adverse tax consequences would result from the pledge of a greater percentage) and further provides that amounts borrowed under the Amended DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time is limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at June 30, 2006. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the Amended DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).
      The covenants require Delphi to, among other things, (i) maintain a monthly cumulative minimum Global EBITDAR for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. We were in compliance with the Amended DIP Credit Facility covenants as of June 30, 2006.
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
      On November 21, 2005, the $250 million term loan was funded. As of June 30, 2006, there were no amounts outstanding under the DIP revolving facility. However, the Company had approximately $75 million in letters of credit outstanding against the DIP revolving facility. The foregoing description of the Amended DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Amended DIP Credit Facility, a copy of which was previously filed with the SEC.
      The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement which was then finalized on November 18, 2005 permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program has an availability of €145 million ($182 million at June 30, 2006 currency exchange rates) and £10 million ($18 million at June 30, 2006 currency exchange rates) until expiration on December 31, 2006. As of June 30, 2006, outstanding borrowings under this program were approximately $107 million.
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
      As of June 30, 2006, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. Of our $5.9 billion of outstanding debt at June 30, 2006, $2.5 billion was included in liabilities subject to compromise, including approximately $2.0 billion of senior unsecured debt with maturities ranging from 2006 to 2029, approximately $0.4 billion of junior subordinated notes due to Delphi Trust I and II due 2033, and $0.1 billion of other debt. As of June 30, 2006, we had approximately $3.1 billion of short-term and other debt not subject to compromise, including $1.5 billion drawn down from our Revolving Credit Facility, $1.0 billion of term loan secured debt due 2011, $0.4 billion related to accounts receivable factoring, $0.1 billion related to European securitization and $0.1 billion of other debt. In addition, as of June 30, 2006, we had $0.3 billion of long-term debt not subject to compromise, primarily the DIP term loan.
      Historically, we have used the cash we generate from operating activities before considering amounts contributed to pensions, to strengthen our balance sheet by reducing legacy liabilities such as pensions, restructuring our operations, generating growth and paying dividends. Our net cash provided by operating activities totaled $187 million and $224 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, over the long term, we expect that our operating activities will use, not generate, cash. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006. As permitted under chapter 11, however, Delphi expects to contribute only the portion of the contribution attributable to post-bankruptcy-petition service. Delphi expects to contribute approximately $0.2 billion to its U.S. pension plans in 2006. Based upon current overall macroeconomic conditions, we also will likely face additional ERISA minimums in 2007. Accordingly, as part of the chapter 11 process we are seeking to not only transform our operations but also to emerge with a sustainable capital structure for our transformed business. The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.

Prepetition Indebtedness
      The following should be read in conjunction with Note 13, Debt, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.
      Bonds and Trust Preferred Securities. Delphi had approximately $2.0 billion of unsecured debt at June 30, 2006. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at June 30, 2006. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.
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
      Prepetition Credit Facilities. On June 14, 2005, Delphi reached agreement with its syndicate of lenders to amend certain terms of its existing $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”). The amendment increased the available credit under Delphi’s Revolving Credit Facility to $1.8 billion and added a $1.0 billion six year term loan (the “Term Loan,” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility will expire June 18, 2009 and the Term Loan will expire June 14, 2011. Upon the effectiveness of the new Facilities, Delphi terminated its 364-day revolving credit facility in the amount of $1.5 billion.
      As a result of the foregoing refinancing, Delphi replaced its previous $3.0 billion revolving credit facilities with $2.8 billion of available credit, the Term Loan portion of which has been fully funded. Prior to the amendment, there were no amounts outstanding under the $1.5 billion five-year revolving credit facility or the $1.5 billion 364-day revolving credit facility, nor had these revolving credit facilities been previously borrowed upon. On August 3, 2005, we drew down $1.5 billion from our Revolving Credit Facility. As of June 30, 2006, $1.5 billion was utilized under the Revolving Credit Facility, including approximately $21 million in letters of credit outstanding against the Facilities.
      The Term Loan had a 1% per annum amortization for the first 5 years and 9 months. Therefore, in the third quarter of 2005, we made the first installment payment on the Term Loan. In addition, we made mandatory payments applying the sale proceeds of certain asset sales. As of June 30, 2006, approximately $1.0 billion was outstanding under the Term Loan.
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

Other Financing
      We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2006, we had $415 million outstanding under these accounts receivable factoring facilities.
      As of June 30, 2006, we had $136 million of other debt, primarily consisting of overseas bank facilities, and $74 million of other debt classified as Liabilities Subject to Compromise.

Credit Ratings, Stock Listing
      Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of our filing for protection under chapter 11 of the Bankruptcy Code, as of June 30, 2006, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/B1/BB-, respectively, to the DIP Credit Facility.
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

Cash Flows
      Operating Activities. Net cash provided by operating activities totaled $187 million and $224 million for the six months ended June 30, 2006 and 2005, respectively. Changes in the levels of factoring improved cash flow from operating activities for the first six months of 2005 by approximately $240 million. Excluding cash paid for employee and product line charges, net cash provided by operating activities was $268 million for the six months ended June 30, 2005. There was no cash paid for employee and product line charges for the six months ended June 30, 2006. Net cash provided by operating activities in the first six months of 2006 and 2005 were reduced by contributions to our U.S. pension plans and benefit payments of $141 million and $655 million, respectively. The decrease in cash provided by operating activities is primarily due to lower revenue levels and compressed margins offset by improved working capital. In addition to the items described above, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.
      Investing Activities. Cash flows used in investing activities totaled $403 million and $475 million for the six months ended June 30, 2006 and 2005, respectively. The use of cash in the first six months of 2006 and 2005 reflected capital expenditures related to ongoing operations and, in the first six months of 2005, $101 million for the purchase of certain previously leased properties. Other cash flows from investing activities principally consist of collections of notes receivable.
      Financing Activities. Net cash used in financing activities was $30 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $316 million for the six months ended June 30, 2005. Net cash used in financing activities for the six months ended June 30, 2006 primarily reflected repayments of the cash overdraft. Net cash provided by financing activities during the six months ended June 30, 2005 primarily reflected borrowings under the Facilities offset by repayment of U.S. securitization borrowings. 2005 cash used in financing activities also reflected the payments of dividends.
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
      Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2006. Based on findings to date, we believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have included an estimate of our share of the potential costs plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds. Delphi’s environmental accruals were approximately $49 million and $51 million as of June 30, 2006 and December 31, 2005, respectively.

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
      We adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. For discussion of the impact of adoption of SFAS No. 123(R), see Note 3, Share-Based Compensation included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates during the first six months ended June 30, 2006.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession facility; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Item 1. Business “Potential Divestitures, Consolidations and Wind-Downs” of the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC including the risk factors in Part I. Item 1A. Risk Factors, contained therein. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise.
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
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2006. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2005, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2005, which was filed on July 11, 2006, and which is incorporated by reference into this Item 4.
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
Changes in internal control over financial reporting
      During the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, our internal control over financial reporting beyond those identified in our Form 10-K for the year ended December 31, 2005.

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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
      No shares were purchased by the Company or on its behalf by any affiliated purchaser in the second quarter of 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 13, Debt, within our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).

10	(a)	Second Amendment to Amended and Restated Credit Agreement, dated as of April 13, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on April 18, 2006.

10	(b)	Third Amendment to Amended and Restated Credit Agreement, dated as of May 26, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on June 20, 2006.

Exhibit
Number		Exhibit Name

10	(c)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2006, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on June 20, 2006.

10	(d)	Supplement to UAW-GM-Delphi Special Attrition Program Agreement Dated March 22, 2006.

10	(e)	IUE-CWA-GM-Delphi Special Attrition program, dated June 16, 2006.

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation (Registrant)

August 15, 2006	/s/ Thomas S. Timko

Thomas S. Timko
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
No.		Description

10	(d)	Supplement to UAW-GM-Delphi Special Attrition Program Agreement Dated March 22, 2006.

10	(e)	IUE-CWA-GM-Delphi Special Attrition program, dated June 16, 2006.

31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.