Form 10-Q
period 2006-09-30
DELPHI CORP
filed 2007-02-13
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑.     Accelerated filer ☐.     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No ☑.

As of September 30, 2006 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$2,598	$2,954	$8,884	$9,760
Other customers	3,410	3,329	11,092	10,408

Total net sales	6,008	6,283	19,976	20,168

Operating expenses:
Cost of sales, excluding items listed below	6,088	6,221	19,190	19,327
U.S. employee special attrition program charges	1,043	—	2,948	—
Selling, general and administrative	392	424	1,155	1,230
Depreciation and amortization	272	331	814	912

Total operating expenses	7,795	6,976	24,107	21,469

Operating loss	(1,787)	(693)	(4,131)	(1,301)
Interest expense (contractual interest expense for the three and nine months ended September 30, 2006 was $150 million and $434 million, respectively)	(116)	(103)	(319)	(224)
Other income, net	8	17	31	44

Loss before reorganization items, income taxes, minority interest, equity (loss) income, and cumulative effect of accounting change	(1,895)	(779)	(4,419)	(1,481)
Reorganization items, net	(25)	—	(58)	—

Loss before income taxes, minority interest, equity (loss) income, and cumulative effect of accounting change	(1,920)	(779)	(4,477)	(1,481)
Income tax expense	(46)	(8)	(137)	(65)

Loss before minority interest, equity (loss) income, and cumulative effect of accounting change	(1,966)	(787)	(4,614)	(1,546)
Minority interest, net of tax	(4)	(11)	(28)	(27)
Equity (loss) income	(3)	10	28	44

Loss before cumulative effect of accounting change	(1,973)	(788)	(4,614)	(1,529)
Cumulative effect of accounting change	—	—	3	—

Net loss	$(1,973)	$(788)	$(4,611)	$(1,529)

Basic and diluted loss per share
Before cumulative effect of accounting change	$(3.51)	$(1.40)	$(8.22)	$(2.73)
Cumulative effect of accounting change	$—	$—	$0.01	$—

Basic and diluted loss per share	$(3.51)	$(1.40)	$(8.21)	$(2.73)

Dividends declared per share	$—	$—	$—	$0.045

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(Unaudited)	2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,443	$2,221
Restricted cash	150	36
Accounts receivable, net:
General Motors and affiliates	2,564	1,920
Other	2,997	2,975
Inventories, net:
Productive material, work-in-process and supplies	1,566	1,350
Finished goods	654	524
Other current assets	478	528

Total current assets	9,852	9,554
Long-term assets:
Property, net	4,898	5,108
Investments in affiliates	403	418
Goodwill and other intangible assets, net	425	417
Pension intangible assets	414	891
Other	699	635

Total long-term assets	6,839	7,469

Total assets	$16,691	$17,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt, and debt in default	$3,102	$3,117
Accounts payable	2,761	2,494
Accrued liabilities	2,430	1,192

Total current liabilities	8,293	6,803
Debtor-in-possession financing and other long-term debt	297	273
Employee benefit plan obligations	350	310
Other	958	651
Liabilities subject to compromise	16,664	15,074

Total liabilities	26,562	23,111

Minority interest in consolidated subsidiaries	194	157
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,764	2,744
Accumulated deficit	(11,040)	(6,429)
Minimum pension liability	(1,835)	(2,395)
Accumulated other comprehensive income (loss), excluding minimum pension liability	92	(119)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(10,065)	(6,245)

Total liabilities and stockholders’ deficit	$16,691	$17,023

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(in millions)

Cash flows from operating activities:
Net loss	$(4,611)	$(1,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	814	912
Deferred income taxes	23	19
Pension and other postretirement benefit expenses	1,189	1,149
Equity income	(28)	(44)
Reorganization items	58	—
U.S employee special attrition program charges	2,948	—
Changes in operating assets and liabilities:
Accounts receivable and retained interest in receivables, net	(200)	(183)
Inventories, net	(319)	21
Other current assets	(86)	48
Accounts payable	445	(267)
Employee and product line obligations	—	(61)
Accrued and other long-term liabilities	(70)	162
Pension contributions and benefit payments	(219)	(680)
Other postretirement benefit payments	(182)	(138)
Net payments for reorganization items	(39)	—
Other, net	55	(18)

Net cash used in operating activities	(222)	(609)

Cash flows from investing activities:
Capital expenditures	(606)	(792)
Proceeds from sale of property	53	49
Proceeds from sale of trade bank notes	130	111
Increase in restricted cash	(110)	(13)
Proceeds from divestitures	24	245
Other, net	(6)	3

Net cash used in investing activities	(515)	(397)

Cash flows from financing activities:
Net proceeds from term loan facility	—	983
Repayments of borrowings under term loan facility	—	(12)
Proceeds from revolving credit facility, net	2	1,484
Repayments under cash overdraft.	(29)	—
Net repayments under other debt agreements	(27)	(601)
Dividend payments	—	(64)
Other, net	(19)	(50)

Net cash (used in) provided by financing activities	(73)	1,740

Effect of exchange rate fluctuations on cash and cash equivalents	32	(32)

(Decrease) increase in cash and cash equivalents	(778)	702
Cash and cash equivalents at beginning of period	2,221	950

Cash and cash equivalents at end of period	$1,443	$1,652

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in millions)

Net loss	$(1,973)	$(788)	$(4,611)	$(1,529)
Other comprehensive (loss) income:
Currency translation adjustments and other, net of tax	42	30	128	(211)
Net change in unrecognized gain on derivative instruments, net of tax	66	(4)	68	(27)
Minimum pension liability adjustment, net of tax	(284)	—	575	—

Other comprehensive (loss) income	(176)	26	771	(238)

Comprehensive loss	$(2,149)	$(762)	$(3,840)	$(1,767)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”) is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

Consolidation — The consolidated financial statements include the accounts of Delphi and domestic and foreign subsidiaries in which Delphi holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting.

All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated. In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected from any other interim period or for the full year and may not necessarily reflect the consolidated results of operations, financial position and cash flows of Delphi in the future.

Bankruptcy Filing — On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the U.S. Courts and are not subject to the requirements of the Bankruptcy Code.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended December 31, 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective on

October 8, 2005 and has segregated those items as outlined above for all reporting periods subsequent to such date.

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities during the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet the Company’s future obligations. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. During the third quarter of 2006, Delphi management concluded that an impairment of $8 million within the Powertrain Systems segment related to long-lived assets was required. During the fourth quarter of 2006, Delphi expects to record asset impairment charges related to the valuation of long-lived assets held for use. See to Note 13, Subsequent Events, Long-Lived Asset Impairment, for additional information on the asset impairment charges.

Valuation Allowance for Deferred Tax Assets — Realization of deferred tax assets is dependent on factors, including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carryforwards. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In the third quarter of 2006, Delphi recorded valuation allowances of $36 million for the net deferred tax assets of certain non-U.S. operations. We determined based on historical losses and expected future taxable income (loss) that it is no longer more likely than not these net deferred tax assets will be realized.

Annual Incentive Plan — On February 17, 2006, the Court entered a final order (the “AIP Order”) granting the Debtors’ motion to implement a short-term annual incentive plan (the “AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006. The AIP provides the opportunity for incentive payments to executives provided that specified corporate and divisional financial targets are met. For each of Delphi’s named executive officers, such targets are based on Delphi’s earnings before interest, taxes, depreciation, amortization, and restructuring costs, but exclude earnings generated from agreements related to Delphi’s transformation reached with Delphi’s labor unions or with GM, such as the special attrition programs, refer to Note 9, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits. The amounts paid to individual executives may be adjusted either upward or downward based upon individual levels of performance subject to certain maximums. In addition, under some circumstances, individual executives may not be entitled to receive or retain incentive compensation. For more information regarding the AIP Order refer to Delphi’s Current Report on Form 8-K filed on February 23, 2006. An annual incentive plan mirroring the AIP applies to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi. Additionally, Delphi has a similar incentive plan for U.S salaried employees.

On July 21, 2006, the Court entered a final order (the “Supplemental AIP Order”) authorizing the Debtors to continue the AIP for the six-month period from July 1, 2006 through December 31, 2006 (the “Second Performance Period”), under substantially the same terms and conditions outlined in the AIP Order, with new corporate and divisional targets based on the Debtors’ forecasted financial results for the Second Performance Period. In addition, the Supplemental AIP Order provides for certain adjustments in determining whether Delphi has achieved its corporate financial targets for the Second Performance Period, to be reasonably determined by the Official Committee of Unsecured Creditors, to Delphi’s corporate targets based upon net savings realized on account of transformation costs. The Supplemental AIP Order for the Second Performance Period provides a target opportunity for incentive payments to U.S. executives of approximately $20 million, provided Delphi achieves the court-approved performance targets for the Second Performance Period.

In the three and nine months ended September 30, 2006, Delphi recorded expense of $30 million and $134 million, respectively, related to executive and U.S. salaried employee incentive plans. Delphi paid $100 million in the third quarter for the period from January 1, 2006 to June 30, 2006. In conjunction with the February 17, 2006 approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in the first quarter of 2006.

Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. Total accruals for postemployment benefits for other than temporarily idled employees were $3 million and $148 million as of September 30, 2006 and December 31, 2005, respectively, and are included in liabilities subject to compromise in the accompanying consolidated balance sheet. As a result of the special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly we reduced such accruals by $4 million and $107 million for the three and nine months ended September 30, 2006, respectively, which were recorded in cost of sales.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi management commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $51 million and $17 million included in cost of sales for the three months ended September 30, 2006 and 2005, respectively, and $186 million and $108 million in cost of sales in the nine months ended September 30, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Delphi is required to adopt the new guidance when recognizing its uncertain tax positions at the beginning of its fiscal year January 1, 2007. The impact of initially applying FIN 48 will be recognized as a cumulative effect adjustment to the opening balance of retained earnings. Delphi is currently in the process of determining the cumulative effect of adopting FIN 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) on quantifying financial statement misstatements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was issued to address diversity in practice by issuers when quantifying financial statement misstatements and the potential for current practice to fail to consider the accumulation of significant amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on Delphi.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. The statement defines fair value as “The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Delphi is currently evaluating the requirements of SFAS 157. Delphi expects to be required to use the new definition of fair value upon adoption of SFAS 157 as of January 1, 2008 and apply the disclosure requirements of SFAS 157 for Delphi’s 2008 financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 31, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Delphi at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Delphi at the end of fiscal year 2008. Delphi is currently in the process of finalizing the effect of adopting SFAS 158.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

On March 31, 2006, Delphi announced its transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines, announced on March 31, 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of catalysts of approximately $189 million of year-to-date 2006 net sales, which is included in the Powertrain Systems segment, and the Steering segment of approximately $2.0 billion of year-to-date 2006 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 11, Segment Reporting. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, during the fourth quarter of 2006 the Company decided that power products no longer fits within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and is considered a non-core product line. The Company intends to sell or wind-down non-core product lines and manufacturing sites. These product lines and manufacturing sites were not classified as held for sale in the current period as the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the impairment or Disposal of Long-Lived Assets,” were not met as of September 30, 2006.

Also on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June. Since that time the 1113 and 1114 motion has been adjourned on several occasions. A hearing on the motion is currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of the either of the EPCA or the PSA (both as defined herein) to set a hearing date on the motion as may be then requested by the Debtors. In the interim, periodic chambers conferences were conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the section 1113 and 1114 motion. Representatives of certain unions whose labor agreements are subject to the motion, including the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”), have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing with the intention of reaching a consensual resolution, but the parties have not yet reached comprehensive agreements.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was initially scheduled to commence on September 28, 2006. The hearing on the motion has been adjourned on multiple occasions. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of either of the EPCA or PSA (both as defined herein) to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the motions. The adjournments have been intended to allow the parties to concentrate their resources and activities on these discussions. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions, and remains focused on resolving this matter as part of a consensual resolution with all of the Debtors’ stakeholders.

As part of a comprehensive restructuring plan to improve overall competitiveness, Delphi recognizes the need to reduce selling, general and administrative costs, both to size these costs with the rationalized product portfolio and to increase overall competitiveness. This includes realigning certain salaried benefit programs. In addition, once the Debtors emerge from chapter 11, the Debtors will need to obtain relief allowing them to fund their U.S. defined benefit pension plans over an extended period of time. The Debtors have identified cost saving opportunities along with the planned portfolio and product rationalizations and expect to reduce their salaried workforce using existing salaried separation pay programs and by taking advantage of attrition. In addition, in order to retain existing U.S. defined benefit pension plans for both hourly and salaried workers, the Debtors’ management and Delphi’s Board of Directors are considering freezing those plans and adopting or modifying existing defined contribution plans to include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.

There can be no assurances, however, that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court, and the support of their stakeholders, including GM, and the Debtors’ labor unions. The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan are finalized in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112 “Employers’ Accounting for Postretirement Benefits”, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” as applicable.

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 8, Liabilities Subject to Compromise.

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

On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and on January 18, 2007 an amendment and supplement thereto (collectively, the “PSA”) with Cerberus Capital Management, L.P., Appaloosa Management L.P., Harbinger Capital Partners Master Fund I, Ltd., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. Refer to Note 13, Subsequent Events, Plan Framework Support Agreement and Equity Purchase Commitment Agreement, for further information.

The financial statements of the Debtors are presented as follows:

     Basis of Presentation

Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Delphi’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity (loss) income from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. The Debtors’ financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.

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

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF
OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	(in millions)

Net sales:
General Motors and affiliates	$2,204	$7,626
Other customers	1,532	5,155
Intercompany non-Debtor subsidiaries	147	455

Total net sales	3,883	13,236

Operating expenses:
Cost of sales, excluding items listed below	4,239	13,496
U.S. employee special attrition program charges	1,043	2,948
Selling, general and administrative	260	787
Depreciation and amortization	166	497

Total operating expenses	5,708	17,728

Operating loss	(1,825)	(4,492)
Interest expense (contractual interest expense for the three and nine months ended September 30, 2006 was $137 million and $397 million, respectively)	(105)	(283)
Other expense, net	(4)	(8)

Loss before reorganization items, income tax benefit, equity (loss) income, and cumulative effect of accounting change	(1,934)	(4,783)
Reorganization items, net	(17)	(42)

Loss before income tax benefit, equity (loss) income, and cumulative effect of accounting change	(1,951)	(4,825)
Income tax benefit	6	—

Loss before equity income, and cumulative effect of accounting change	(1,945)	(4,825)
Equity (loss) income from non-consolidated affiliates, net of tax	(5)	21
Equity (loss) income from non-Debtor subsidiaries, net of tax	(23)	190

Loss before cumulative effect of accounting change	(1,973)	(4,614)
Cumulative effect of accounting change	—	3

Net loss	$(1,973)	$(4,611)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	September 30,
	2006	December 31,
	(Unaudited)	2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$414	$1,361
Restricted cash	105	—
Accounts receivable, net:
General Motors and affiliates	2,253	1,654
Other third parties	1,171	1,428
Non-Debtor subsidiaries	290	287
Notes receivable from non-Debtor subsidiaries	347	349
Inventories, net:
Productive material, work-in-process and supplies	916	820
Finished goods	329	286
Other current assets	323	354

Total current assets	6,148	6,539
Long-term assets:
Property, net	2,481	2,743
Investments in affiliates	361	356
Investments in non-Debtor subsidiaries	3,444	3,131
Goodwill and other intangible assets, net	190	181
Pension intangible assets	394	871
Other	310	319

Total long-term assets	7,180	7,601

Total assets	$13,328	$14,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$2,492	$2,519
Accounts payable	1,267	1,027
Accounts payable to non-Debtor subsidiaries	344	486
Accrued liabilities	1,494	410

Total current liabilities	5,597	4,442
Debtor-in-possession financing	250	250
Employee benefit plan obligations and other	815	550
Liabilities subject to compromise	16,731	15,143

Total liabilities	23,393	20,385

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,764	2,744
Accumulated deficit	(11,040)	(6,429)
Minimum pension liability, Debtors only	(1,736)	(2,304)
Accumulated other comprehensive loss, including minimum pension liability of non-Debtor subsidiaries	(7)	(210)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(10,065)	(6,245)

Total liabilities and stockholders’ deficit	$13,328	$14,140

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

Nine Months Ended
September 30, 2006
(in millions)

Cash flows from operating activities:
Net loss	$(4,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497
Pension and other postretirement benefit expenses	1,139
Equity income from non-consolidated affiliates	(21)
Equity income from non-Debtor subsidiaries, net of tax	(190)
Reorganization items	42
U.S. employee special attrition program charges	2,948
Changes in operating assets and liabilities:
Accounts receivable, net	243
Inventories, net	(141)
Other current assets	(47)
Accounts payable, accrued and other long-term liabilities	(88)
Pension contributions and benefit payments	(187)
Other postretirement benefit payments	(182)
Payments for reorganization items, net	(30)
Other, net	46

Net cash used in operating activities	(582)

Cash flows from investing activities:
Capital expenditures	(229)
Proceeds from sale of property	23
Increase in restricted cash	(101)
Other, net	(22)

Net cash used in investing activities	(329)

Cash flows from financing activities:
Proceeds from prepetition secured revolving credit facility, net	2
Repayments under cash overdraft	(29)
Repayments of borrowings under other debt agreements	(9)

Net cash used in financing activities	(36)

Decrease in cash and cash equivalents	(947)
Cash and cash equivalents at beginning of period	1,361

Cash and cash equivalents at end of period	$414

3.	SHARE-BASED COMPENSATION

Delphi’s share-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SAR”). The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. This method does not require prior period amounts to be restated to reflect the adoption of SFAS No. 123(R). SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In conjunction with the adoption of SFAS No. 123(R), the Company evaluated the impact of a change in its prior accounting for forfeitures for restricted stock units. SFAS No. 123(R)requires the Company to estimate forfeitures at the grant date, while prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The adjustment is a benefit of $3 million (there is no income tax effect due to the fact Delphi has a full valuation allowance for all of its U.S. net deferred tax assets) and has been presented separately as a cumulative effect of change in accounting principle in the financial statements. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). Compensation cost of approximately $1 million and $7 million was recognized for the three and nine months ended September 30, 2006, respectively.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no compensation expense was recognized for the three and nine months ended September 30, 2005. If Delphi accounted for all share-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments as of September 30, 2005, its net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(in millions, except per share amounts)

Net loss, as reported	$(788)	$(1,529)
Add: Share-based compensation expense recognized, net of related tax effects	5	18
Less: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9)	(28)

Pro forma net loss	$(792)	$(1,539)

Loss per share:
Basic and diluted — as reported	$(1.40)	$(2.73)

Basic and diluted — pro forma	$(1.41)	$(2.75)

Share-Based Compensation Plans

Options generally vest over three years and expire ten years from the grant date. Stock options granted during 2004 and 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted; accordingly, no compensation expense was recognized for the stock options granted in those periods. During 2003, Delphi completed a self-tender for certain employee stock options having an exercise price in excess of $17 per share. The offer enabled employees to exchange each stock option for a cash-settled stock appreciation right (“SAR”) having an equivalent strike price, term and conditions to exercise as the surrendered option.

Delphi has no intention during bankruptcy to deliver any available shares of stock for future grants under its Long Term Incentive Plan (“LTIP”). At the time of the bankruptcy filing, the number of available shares was approximately 22 million. As a result, as of December 31, 2005, there were no shares available for future grants of options or restricted stock units. In addition, to date, Delphi has not issued common stock for any option that was granted but unvested at the time of the Chapter 11 Filings that subsequently vested. However, as events occur in connection with the reorganization cases, including in connection with the Plan Framework Support Agreement and the Equity Purchase and Commitment Agreement described in Note 13, Delphi may in the future consider delivering common stock for restricted stock units which vested during prior periods.

A summary of activity for the nine months ended September 30, 2006 for the Company’s stock options is as follows:

		Weighted Average
	Stock Options	Exercise Price
	(in thousands)

Outstanding as of December 31, 2005	84,565	$13.72
Exercised	—	$—
Forfeited or expired	(6,739)	$15.11

Outstanding as of September 30, 2006	77,826	$13.60

Exercisable as of September 30, 2006	75,739	$13.70

The following is a summary of the range of weighted average remaining lives of options outstanding and exercisable as of September 30, 2006:

Approved by Stockholders

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$ 8.43 - $10.00	10,589	6.5	$8.43	10,586	$8.43
$10.01 - $20.00	46,526	4.2	$13.49	44,442	$13.65
$20.01 - $20.97	73	2.2	$20.66	73	$20.66

	57,188		$12.56	55,101	$12.66

Other Plans

Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$ 9.55 - $10.00	1	1.2	$9.55	1	$9.55
$10.01 - $20.00	18,348	2.9	$15.96	18,348	$15.96
$20.01 - $24.76	2,289	2.2	$20.64	2,289	$20.64

	20,638		$16.48	20,638	$16.48

Since the market value of the Company’s stock was less than the exercise prices as of September 30, 2006, the aggregate intrinsic value of stock options and SARs both outstanding and exercisable was zero. As of September 30, 2006, there was approximately $4 million of unrecognized compensation costs related to options granted under the Company’s LTIP plan. The cost is expected to be recognized over a remaining weighted average period of less than one year.

As of September 30, 2006, Delphi had 7.7 million outstanding SARs, all of which were fully vested. The SARs are classified as liability awards, and accordingly are revalued each period, with changes in value reflected in compensation expense each period. As of September 30, 2006, the fair market value of the outstanding SARs was zero and as such, no liability was recognized for these awards.

Restricted Stock Units

A summary of activity for the nine months ended September 30, 2006 for the Company’s restricted stock units is as follows:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)

Non-vested at December 31, 2005	10,027	$8.58
Vested	(1,249)	$8.94
Forfeited	(640)	$8.63

Non-vested at September 30, 2006	8,138	$8.48

To date, Delphi has not issued common stock associated with restricted stock units granted but unvested at the time of the Chapter 11 Filings that subsequently vested. However, as events occur in connection with the reorganization cases, including in connection with the Plan Framework Support Agreement and the Equity Purchase and Commitment Agreement described in Note 13, Delphi may in the future consider delivering common stock for restricted stock units which vested during prior periods. The total fair value of restricted stock units vested through retirement or qualified separation during the three months ended September 30, 2006 and 2005 was approximately $4 million and $6 million, respectively. As of September 30, 2006, there was approximately $34 million of unrecognized compensation cost related to non-vested restricted stock units which will be recognized over a remaining weighted average period of 3.7 years.

4.	REORGANIZATION ITEMS

SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11 of the Bankruptcy Code, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items consist of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in millions)

Professional fees directly related to reorganization	$41	$108
Interest income	(16)	(47)
Gain on settlement of prepetition liabilities	—	(3)

Total Reorganization Items	$25	$58

For the nine months ended September 30, 2006, reorganization items resulted in approximately
$53 million of cash received entirely related to interest income and approximately $84 million of cash paid for professional fees. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors, secured creditors and unions.

5.	ACQUISITIONS AND DIVESTITURES

Global Battery Product Line Sale

On June 30, 2005, Delphi reached final agreement to sell its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”) for approximately $203 million. The transaction, comprised of net assets totaling approximately $171 million, including approximately $8 million of cash, closed July 1, 2005. On September 29, 2005, a final purchase price adjustment was agreed to by JCI and Delphi and as a result, JCI paid additional proceeds of approximately $12 million to Delphi. In connection with the transaction, Delphi entered into a contract manufacturing supply arrangement, becoming a Tier II supplier to JCI, and began supplying batteries from its two U.S. plants to JCI for a transition period ending on or before November 30, 2007. The receipt of the $215 million cash purchase price was not contingent upon completion of future events.

The business sold generated approximately $463 million annually in consolidated revenues. Delphi recognized a gain on the sale of the battery business of $44 million in 2005. In addition, valuation adjustments of $24 million were recorded, reducing the carrying value of the retained assets of the battery product line. Of the $24 million, $4 million was recorded in cost of sales, $2 million was recorded in selling, general and administrative, and $18 million was recorded in depreciation and amortization expense.

In conjunction with the sale of its battery business, Delphi entered into an agreement with GM, its principal battery customer, under which Delphi could receive up to $30 million through 2008 if certain performance criteria are met. Delphi received $11 million in cash in 2005 related to this agreement, approximately $7 million of which was recognized as a reduction of cost of sales and the remaining approximately $4 million which was recorded as deferred income as it relates to price reductions over the next three years.

Delphi’s 2005 sale of its global battery product line, with the exception of two U.S. operations, to JCI contemplated a future possible transfer of certain of the operating assets of Delphi’s New Brunswick, New Jersey manufacturing facility (the “New Brunswick Facility”), which was one of the remaining U.S. plants supplying batteries to JCI under a manufacturing supply agreement. In connection with the anticipated transfer of its New Brunswick operations to JCI, on May 25, 2006, Delphi entered into an agreement with the IUE-CWA and its Local 416, which included an attrition plan with respect to the hourly employees of the New Brunswick Facility (the “Attrition Plan”). On August 1, 2006, Delphi sold JCI certain assets related to the New Brunswick Facility free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus approximately $4 million for certain inventory, and Delphi implemented the Attrition Plan. Pursuant to the May 2006 agreement, Delphi agreed to the continuation and transition of supply of battery products to JCI from Delphi’s remaining U.S. battery manufacturing facility located in Fitzgerald, Georgia (“Fitzgerald”) pursuant to a component supply agreement entered into in connection with the initial sale in 2005. The sale of the New Brunswick Facility resulted in a loss of approximately $1 million, which was recorded in cost of sales. JCI paid Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the Attrition Plan, which was recorded as a reduction to U.S. employee special attrition program charges.

In August 2006, Delphi received approximately $10 million as agreed upon in the 2005 agreement between Delphi and GM, the principal battery customer, which was executed in connection with the sale of Delphi’s global battery business. $6 million was recognized as a reduction of costs, with approximately $4 million recorded as a reduction of cost of sales and approximately $2 million recorded as a reduction to U.S. employee special attrition program charges. Approximately $4 million was recorded as deferred income as it relates to price reductions over the next two years. Delphi anticipates receiving continued economic support from GM related to future price reductions on batteries produced at Fitzgerald and the transition of battery supply from Fitzgerald to JCI.

The results of operations as well as the gain on sale of Delphi’s global battery product line was not significant to the consolidated financial statements in any period presented.

Other Acquisitions and Divestitures

In the second quarter 2006, Delphi’s Thermal Systems division made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006 Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

Also in the third quarter of 2006, Delphi’s Electronics and Safety division sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which has been recognized as a reduction of cost of sales.

6.	WEIGHTED AVERAGE SHARES AND DIVIDENDS

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the three and nine months ended September 30, 2006 and 2005, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Weighted average shares outstanding	561,782	561,702	561,782	559,462
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	561,782	561,702	561,782	559,462

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Anti-dilutive securities	77,826	85,858	77,826	85,737

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities (both the one in effect during the nine months ended September 30, 2006 and the refinanced facility currently in effect) include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 13, Debt, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

7.	WARRANTIES

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

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2006 and 2005.

	September 30,
	2006	2005
	(in millions)

Accrual balance at beginning of year	$312	$274
Provision for estimated warranties accrued during the period	195	126
Settlements made during the period (in cash or in kind)	(120)	(124)
Foreign currency translation	5	(7)

Accrual balance at end of period	$392	$269

Approximately $203 million and $117 million of the warranty accrual balance as of September 30, 2006 and December 31, 2005, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $189 million and $195 million of the warranty accrual balance as of September 30, 2006 and December 31, 2005, respectively, is included in liabilities subject to compromise (refer to Note 8, Liabilities Subject to Compromise). The warranty provision of $195 million includes specific claims accrued for in the Thermal Systems and Powertrain Systems segments. Refer to Note 12, Commitments and Contingencies, Ordinary Business Litigation.

8.	LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2, Transformation Plan and Chapter 11 Bankruptcy. Although prepetition claims are generally stayed, at hearings held in October and November 2005, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of professionals.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. The Debtors’ claims agent received approximately 16,000 timely-filed proofs of claim asserting approximately $36 billion in aggregate liquidated claims, as well as additional unliquidated claims. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. The Debtors believe that many of these claims are duplicative, based on contingencies that have not occurred, or are otherwise overstated, and are therefore invalid. As a result, the Debtors believe that the aggregate amount of claims filed with the Court will likely exceed the amount that ultimately will be allowed by the Court. As of January 23, 2007, the Debtors have objected to approximately 8,700 proofs of claim which asserted approximately $8.9 billion in aggregate liquidated amounts plus additional unliquidated amounts. The Court has entered orders disallowing approximately 7,400 of those proofs of claim, which orders reduced the amount of asserted claims by approximately $8.4 billion in aggregate liquidated amounts plus additional unliquidated amounts. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to the Court’s order.

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

Liabilities subject to compromise consist of the following:

	September 30,	December 31,
	2006	2005
	(in millions)

Pension obligations	$4,677	$3,578
Postretirement obligations other than pensions, including amounts payable to GM	7,866	7,331
Debt and notes payable	2,055	2,062
Accounts payable	770	916
Junior subordinated notes	403	403
Postemployment benefits for other than temporarily idled employees	3	148
Other	890	636

Total Liabilities Subject to Compromise	$16,664	$15,074

9.	U.S. EMPLOYEE SPECIAL ATTRITION PROGRAM AND PENSION AND OTHER POSTRETIREMENT BENEFITS

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving the motion with certain modifications. The UAW Special Attrition Program offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a lump sum incentive payment of $35,000. The lump sum incentive payments are being paid by Delphi and reimbursed by GM. The program also provided a pre-retirement program under which employees with at least 27 and fewer than 30 years of credited service are granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. In addition, employees who elected to participate in the UAW Special Attrition Program were eligible to retire as employees of Delphi or flowback to GM and retire. On June 5, 2006, Delphi, GM, and the UAW agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that expanded the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provided buyout payments which, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to pay for one-half of these buyout payments, and in exchange will receive an allowed prepetition general unsecured claim. The UAW Supplemental Agreement was approved by the Court on June 29, 2006 and on July 7, 2006, the Court entered the order approving the motion (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). Approximately 21,800 U.S. hourly employees represented by the UAW were eligible for buyout payments, with approximately 14,700 of those employees eligible to participate in the retirement and pre-retirement programs. On September 26, 2006, Delphi announced the final results of the UAW Special Attrition Program and that approximately 12,400 Delphi employees, representing approximately 84% of the retirement-eligible UAW workforce, elected to retire by January 1, 2007. Approximately 1,400 employees elected the buyout option.

On June 16, 2006, Delphi, GM and the IUE-CWA reached agreement on the terms of a special attrition program which mirrored in all material respects the UAW Attrition Programs. The lump sum incentive payments of $35,000 per eligible employee and one-half of the buyout payments are being paid by Delphi and reimbursed by GM. The IUE-CWA special attrition program (the “IUE-CWA Special Attrition Program”) was approved by the Court on June 29, 2006, and on July 7, 2006, the Court entered the order approving the motion. Approximately 7,500 U.S. hourly employees represented by the IUE-CWA were eligible for buyout payments, with approximately 3,200 of those employees eligible to participate in the retirement and pre-retirement programs. On August 18, 2006, Delphi announced the final results of the IUE-CWA special hourly attrition plan and that approximately 6,200 Delphi employees, representing approximately 82% of the eligible IUE-CWA workforce, elected an attrition option within the program provisions. Of these employees, approximately 2,500 employees elected to retire by January 1, 2007 and approximately 3,700 employees elected the buyout option.

On May 18, 2006, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the UAW Special Attrition Program. On July  17, 2006, Wilmington Trust filed a notice of appeal from the order approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program. On September 5, 2006, the parties to the appeal filed a stipulated motion to extend until October 27, 2006, the deadline for Wilmington Trust to file its opening brief. Such deadline was later extended until February 1, 2007. In recognition that Wilmington Trust’s objections to the UAW and IUE-CWA Special Attrition Programs might be mooted, on January 16, 2007, the parties sought entry of an order temporarily suspending all appellate litigation. On January  29, 2007, the federal district court entered an order, directing that the appeal be placed in suspense to provide the parties with an extended opportunity to reach consensual agreement. Pursuant to such order, Wilmington Trust must file its opening brief by May 1, 2007, or provide the federal district court with a status report regarding negotiations by such date.

Delphi recorded special termination benefit charges of approximately $659 million and $1,051 million for the three and nine months ended September 30, 2006, respectively, (see “U.S. employee special attrition program charges” in the consolidated statements of operations), for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW and IUE-CWA-represented hourly employees who elected to participate. Since GM will receive an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. In addition, Delphi recorded net pension and postemployment benefit curtailment charges of approximately $384 million and $1,897 million for the three and nine months ended September 30, 2006, respectively, in U.S. employee special attrition program charges for UAW- and IUE-CWA-represented hourly employees who elected to participate.

Pension plans sponsored by the Debtors covering unionized employees in the U.S. generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The Debtors also sponsor defined benefit plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code.

During the nine months ended September 30, 2006, Delphi contributed $181 million to its U.S. pension plans. As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. In October 2006, Delphi contributed approximately $61 million to its U.S. pension plans related to services rendered during the third quarter of 2006. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), a minimum funding payment of approximately $932 million to the U.S. pension plans was due in the first nine months of 2006. Accordingly, Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The underfunded amount for the plan year ended September 30, 2005 of approximately $173 million was due on June 15, 2006. The Company did not pay this amount or a related additional penalty assessed by the Internal Revenue Service in the amount of approximately $17 million. The penalty for the plan year ended September 30, 2005 was recorded in liabilities subject to compromise. During the quarter ended June 30, 2006, the unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions. On December  12, 2006, Delphi applied to the IRS for waivers of the minimum funding standard under section 412(d) of the Code for Delphi’s two primary pension plans for the plan years ended September 30, 2006.

As noted above, special attrition programs were offered to Delphi’s UAW and IUE-CWA-represented hourly employees during the second and third quarters of 2006 and as a result, Delphi recorded net pension and postemployment benefit curtailment charges of $1,513 million and $384 million, respectively, in U.S. employee special attrition program charges. In conjunction with the hourly plan net curtailment charges, the obligations for Delphi’s U.S. hourly pension and other postretirement plans were remeasured. The amounts shown below reflect the defined benefit pension and other postretirement obligations for the U.S. hourly employees as of September 30, 2006.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$8,894	$9,434
Expense	495	501
Benefits paid	(363)	(205)
Impact of curtailments, remeasurement and other	1,182	(2,222)

Benefit obligation at September 30, 2006	$10,208	$7,508

Change in plan assets:
Fair value of plan assets at beginning of year	$6,621	$—
Actual return on plan assets	577	—
Delphi contributions	80	—
Benefits paid	(363)	—

Fair value of plan assets at September 30, 2006	$6,915	$—

Underfunded status	$(3,293)	$(7,508)
Unamortized actuarial loss	1,513	1,046
Unamortized prior service cost	233	(18)

Net amount recognized in consolidated balance sheets	$(1,547)	$(6,480)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(3,293)	$(6,480)
Intangible asset	233	—
Accumulated other comprehensive income (pre-tax)	1,513	—

Net amount recognized	$(1,547)	$(6,480)

Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis increased from 5.50% as of December 31, 2005 to 5.90% as of September 30, 2006. The other postretirement benefits discount rate determined on that basis increased from 5.50% as of December 31, 2005 to 6.10% as of September 30, 2006. Other assumptions utilized for the September 30, 2006 remeasurement such as asset rate of return, health care trend rate and increase in compensation levels were consistent with the December 31, 2005 valuation.

In conjunction with the remeasurement of the U.S. Hourly pension plan, Delphi adjusted the minimum pension liability recorded as of September 30, 2006. The effect of this adjustment was to decrease intangible assets by $284 million and increase accumulated other comprehensive loss by $284 million.

National union negotiations allow for some of Delphi’s hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. having similar opportunities to transfer to the Company to the extent job openings become available at the Company. If such a transfer occurs, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to Delphi’s separation from GM). The company to which the employee transfers will be responsible for the related other postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for other postretirement obligations associated with employees that transfer between GM and Delphi. The consolidated balance sheet includes approximately $3,188 million and $1,021 million as of September 30, 2006 and December 31, 2005, respectively, of postretirement obligations classified as liabilities subject to compromise reflecting a liability for postretirement obligations payable to GM for employees that transferred from Delphi to GM. Due to the Chapter 11 Filings, the Company has not made any payments to settle this obligation. Historically the postemployment benefits Delphi provided to its retirees were substantially the same as the postemployment benefits GM provided to its retirees. Effective March 31, 2006, however, the U.S. District Court for the Eastern District of Michigan approved GM’s tentative settlement agreement with the UAW related to reductions in hourly retiree health care. As a result, through September 30, 2006, Delphi’s liability due to GM for employees that transferred from Delphi to GM has been reduced by approximately $988 million and a corresponding reduction in the unamortized actuarial loss has been recorded for the estimated reduction in the related liability.

As of March 1, 2005, Delphi amended its salaried health care benefits plan. Under this plan amendment, effective January 1, 2007, Delphi reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses of salaried employees who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, this plan amendment resulted in a decrease in the other postretirement benefit obligations liability of $753 million and a decrease in 2005 expense of $72 million. Because SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment began in June 2005.

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

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three- and nine-month periods ended September 30, 2006 and 2005 for salaried and hourly employees.

Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005
	(in millions)

Service cost	$60	$73	$11	$8	$46	$44
Interest cost	211	181	17	16	139	135
Expected return on plan assets	(204)	(197)	(16)	(16)	—	—
Special termination benefits	—	—	1	—	—	—
Curtailment loss/(gain)	397	—	—	—	(13)	—
Amortization of prior service costs	27	35	1	—	(25)	(14)
Amortization of actuarial losses	33	53	6	8	78	51

Net periodic benefit cost	$524	$145	$20	$16	$225	$216

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005
	(in millions)

Service cost	$207	$219	$31	$25	$136	$134
Interest cost	581	543	48	48	425	406
Expected return on plan assets	(614)	(591)	(48)	(46)	—	—
Special termination benefits	—	2	1	9	—	3
Curtailment loss/(gain)	1,917	—	—	—	(20)	—
Amortization of prior service costs	92	105	3	2	(74)	(42)
Amortization of actuarial losses	148	159	19	24	234	154

Net periodic benefit cost	$2,331	$437	$54	$62	$701	$655

10.	DERIVATIVES AND HEDGING ACTIVITIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) requires that all derivative instruments be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria. The fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates.

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
	(in millions)

Current assets	$78	$5
Non-current assets	13	2

Total assets	$91	$7

Current liabilities	$32	$8
Non-current liabilities	3	—

Total liabilities	$35	$8

The fair value of financial instruments recorded as assets increased from December 31, 2005 to September 30, 2006 primarily due to favorable forward rates on copper and Mexican peso forward contracts. The fair value of financial instruments recorded as liabilities increased from December 31, 2005 to September 30, 2006 primarily due to secondary aluminum and natural gas forward contracts.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of September 30, 2006, were $80 million pre-tax. Of this pre-tax total, a gain of approximately $65 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $16 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is probable that the originally forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was $7 million for the nine months ended September 30, 2006 and was not significant for the nine months ended September 30, 2005. The amount included in cost of sales related to the time value of options was not significant in the nine months ended September 30, 2006 and 2005. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was $11 million for the nine months ended September 30, 2006.

11.	SEGMENT REPORTING

Effective July 1, 2006, Delphi realigned its business operations to focus its product portfolio on core technologies for which Delphi believes it has significant competitive and technological advantages. Delphi’s revised operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as two additional segments, Steering and Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, and power electronics, as well as advanced development of software and silicon.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and components products.

•	Steering, which includes steering and halfshaft technology.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

The Corporate and Other category includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee special attrition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices.

Certain segment assets, primarily within the Electronics and Safety segment, are utilized for operations of other core segments. Income and expense related to operation of those assets, including depreciation, are allocated to and included within the measures of segment profit or loss of the core segment that sells the related product to the third parties.

Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2006 and 2005 as well as balance sheet data for the periods ended September 30, 2006 and December 31, 2005. The 2006 and 2005 data has been reclassified to conform to the current segment alignment.

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

For the Three Months Ended:
September 30, 2006
Net sales to GM and affiliates	$327	$320	$368	$388	$347	$709	$139	$2,598
Net sales to other customers	745	206	733	808	197	469	252	3,410
Inter-segment net sales	46	24	100	41	29	96	(336)	—

Total net sales	$1,118	$550	$1,201	$1,237	$573	$1,274	$55	$6,008

Depreciation & Amortization	$70	$15	$68	$43	$26	$30	$20	$272
Operating (loss) income	$13	$(102)	$(133)	$(121)	$(106)	$(277)	$(1,061)	$(1,787)
Equity income (loss)	$3	$(16)	$—	$2	$2	$6	$—	$(3)
September 30, 2005
Net sales to GM and affiliates	$361	$348	$425	$463	$379	$779	$199	$2,954
Net sales to other customers	766	173	678	750	203	466	293	3,329
Inter-segment net sales	65	27	96	45	28	110	(371)	—

Total net sales	$1,192	$548	$1,199	$1,258	$610	$1,355	$121	$6,283

Depreciation & Amortization	$68	$22	$74	$41	$31	$66	$29	$331
Operating (loss) income	$28	$(41)	$(35)	$12	$(110)	$(372)	$(175)	$(693)
Equity (loss) income	$(4)	$2	$2	$2	$1	$4	$3	$10

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

For the Nine Months Ended:
September 30, 2006
Net sales to GM and affiliates	$1,058	$1,095	$1,305	$1,332	$1,212	$2,414	$468	$8,884
Net sales to other customers	2,459	620	2,384	2,561	662	1,601	805	11,092
Inter-segment net sales	175	92	269	130	92	317	(1,075)	—

Total net sales	$3,692	$1,807	$3,958	$4,023	$1,966	$4,332	$198	$19,976

Depreciation & Amortization	$199	$52	$197	$127	$75	$100	$64	$814
Operating (loss) income	$186	$(140)	$(191)	$(138)	$(267)	$(757)	$(2,824)	$(4,131)
Equity income (loss)	$5	$(14)	$7	$12	$4	$13	$1	$28
September 30, 2005
Net sales to GM and affiliates	$1,271	$1,136	$1,471	$1,449	$1,228	$2,578	$627	$9,760
Net sales to other customers	2,384	539	2,249	2,364	624	1,239	1,009	10,408
Inter-segment net sales	214	69	329	147	96	409	(1,264)	—

Total net sales	$3,869	$1,744	$4,049	$3,960	$1,948	$4,226	$372	$20,168

Depreciation & Amortization	$204	$67	$211	$120	$89	$159	$62	$912
Operating (loss) income	$166	$(93)	$(112)	$111	$(259)	$(1,007)	$(107)	$(1,301)
Equity (loss) income	$(1)	$6	$13	$9	$4	$12	$1	$44

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

Balance as of:
September 30, 2006
Investment in affiliates	$36	$72	$52	$155	$6	$62	$20	$403
Goodwill and other intangible assets	$164	$3	$1	$165	$—	$—	$92	$425
Capital expenditures	$174	$27	$92	$147	$60	$87	$19	$606
Segment assets	$3,711	$1,263	$3,520	$3,847	$1,300	$2,340	$710	$16,691
December 31, 2005
Investment in affiliates	$35	$113	$45	$150	$2	$55	$18	$418
Goodwill and other intangible assets	$153	$—	$2	$171	$—	$—	$91	$417
Capital expenditures	$282	$37	$227	$206	$109	$180	$142	$1,183
Segment assets	$3,449	$1,229	$3,347	$3,494	$1,132	$2,192	$2,180	$17,023

(a)	Includes $1,043 million and $2,948 million for the three and nine months ended September 30, 2006, respectively related to U.S. employee special attrition program charges. (Refer to Note 9, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits).

12.	COMMITMENTS AND CONTINGENCIES

Regulatory Actions and Other Matters

As previously disclosed, Delphi has been the subject of an ongoing investigation by the SEC involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s separation from GM in 1999 (the “Separation”). On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. The SEC did not impose civil monetary penalties against Delphi. On December 11, 2006 the Court entered an order approving Delphi’s settlement with the SEC. The SEC’s investigation continues as to certain individuals previously employed by

Delphi. As previously disclosed, the Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government in providing relevant information with respect to these matters.

Shareholder Lawsuits

The Company, along with Delphi Trust I & Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements.

On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s Chapter 11 Filing, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006, the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern

District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005, of the Debtors’ petition for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, all the derivative cases were administratively closed.

In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand which is still investigating the matter.

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi originally recorded a reserve in the amount of the deductible and net of related payments has an $8 million liability recorded as of September 30, 2006, which is included in liabilities subject to compromise. However, the Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Delphi’s insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

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

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in our Annual Report on Form 10-K for the year ended December 31, 2005.

Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi continues to believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi makes material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds.

As of September 30, 2006 and December 31, 2005, Delphi’s reserve for environmental investigation and cleanup was approximately $113 million and $51 million, respectively, including approximately $3 million within liabilities subject to compromise at September 30, 2006 and December 31, 2005. The amounts recorded comprehend the fact that GM retained the environmental liability for certain sites as part of the Separation. The increase in reserve levels at September 30, 2006, as compared to December 31, 2005, reflects the results of environmental investigations completed during 2006. As noted above, Delphi’s transformation plan contemplates significant restructuring activity in the U.S., including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our estimate of required remediation for previously identified conditions requiring an adjustment to Delphi’s environmental reserve of approximately $62 million. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Delphi believes that its September 30, 2006 accruals will be adequate to cover the estimated liability for its exposure in respect to such matters. However, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental cleanup costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations and financial condition could be materially affected.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (Refer to Note 2, Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases).

With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with the Separation, Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount thereof. On May 3, 2006, GM notified Delphi and its unsecured creditors committee that GM was seeking to exercise setoff rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi disputes the amount of GM’s claims and therefore its right to setoff amounts against future payments. In July 2006, the parties agreed to submit the dispute to binding arbitration in accordance with the Court’s final order approving the Company’s DIP credit facility. The binding arbitration is scheduled for May 2007.

During the third quarter 2006, Delphi Thermal Systems began experiencing quality issues regarding parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the customers most affected by the issue as well as the affiliated supplier to determine if any portion of the liability is recoverable.

With respect to intellectual property matters, for the past several years Delphi has been involved in patent licensing negotiations with Denso Corporation (“Denso”) relating to engine control technology. This matter, including the lawsuit that had been filed by Denso, has now been resolved through entry of a patent cross license agreement. Patent license negotiations are ongoing with Denso in connection with variable valve timing technology. Delphi expects that these negotiations will be concluded on commercially reasonable terms and in accordance with ordinary industry practices such that resolution of this matter will not have a material impact on Delphi’s financial position. However, Delphi can give no assurances those negotiations will be successful.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of Delphi’s management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

13. SUBSEQUENT EVENTS

Events have occurred subsequent to September 30, 2006 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. These events are listed below.

Plan Framework Support Agreement and Equity Purchase and Commitment Agreement

On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and on January 18, 2007 an amendment and supplement thereto (collectively, the “PSA”) with Cerberus Capital Management, L.P., Appaloosa Management L.P., Harbinger Capital Partners Master Fund I, Ltd., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. The PSA outlines certain plan terms, including proposed distributions to be made to creditors and shareholders, the treatment of GM’s claims, the resolution of certain pension funding issues, and the corporate governance of reorganized Delphi. In addition, the PSA describes plan terms related to the terms of the preferred stock to be issued under the plan, the establishment of a joint claims oversight committee, certain corporate governance provisions, and certain conditions precedent to plan effectiveness. On January 12, 2007, the Bankruptcy Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept an investment proposal from Cerberus Capital Management, L.P. and certain of their affiliates (“Cerberus”), Appaloosa Management L.P. and certain of their affiliates (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (the “Investor Affiliates”), as well as Merrill and UBS (together with the Investor Affiliates and Merrill, the “Plan Investors”) under the terms of an Equity Purchase and Commitment Agreement (“EPCA”). In accordance with the Court’s approval, on January 18, 2007, Delphi entered into the EPCA with the Plan Investors, pursuant to which the Plan Investors will invest up to $3.4 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 and the framework plan of reorganization as outlined in the PSA, between the Company and the Plan Investors and GM, subject to satisfaction of certain conditions, as more fully described below.

Under the terms and subject to the conditions of the EPCA, the Plan Investors will commit to purchase $1.2 billion of convertible preferred stock and approximately $200 million of common stock in the reorganized Company. The Plan Investors have also agreed to back-stop the rights offering described in the EPCA, the completion of which is a condition to the consummation of the transactions described in the EPCA and Delphi’s emergence from reorganization. Pursuant to the rights offering Delphi will distribute certain rights to its existing shareholders to acquire new common stock in the reorganized Company subject to the effectiveness of a registration statement to be filed with the SEC, approval of the Court and satisfaction of other terms and conditions set forth in the EPCA. The rights, which would be transferable by the original eligible holders, would permit holders to purchase their pro rata share of new common stock in the reorganized Company at a discount to the anticipated reorganization business enterprise value of the Company. Under the terms of the EPCA, the Plan Investors will commit to purchase the number of shares that are offered, but not exercised, through the rights offering to eligible holders. In the event no other shareholders exercise the rights, the Plan Investors would purchase all of the unsubscribed shares for an amount no greater than approximately $2.0 billion. Altogether, the Plan Investors could invest up to $3.4 billion in the reorganized company.

In addition, the Plan Investors’ commitments under the EPCA are subject to the completion of due diligence to the satisfaction of the Plan Investors in their sole discretion, satisfaction or waiver of numerous other conditions, including Delphi’s achievement of consensual agreements with its U.S. labor unions and GM that are acceptable to an affiliate of Cerberus and an affiliate of Appaloosa in their sole discretion, and the non-exercise by either Delphi or the Plan Investors of certain termination rights, all of which are more fully described in the EPCA. The EPCA may also be terminated by the Company or the Plan Investors prior to the consummation of the transactions contemplated by the EPCA upon the occurrence of certain events as set forth in the EPCA. One of those events has occurred given that the Company did not on or prior to January 31, 2007 enter into: (a) tentative labor agreements between the Company, on the one hand, and each of the UAW, the IUE-CWA and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, on the other hand; or (b) a settlement agreement with GM. As a result, Cerberus, Appaloosa or the Company may terminate the EPCA by giving notice on or before February 28, 2007. If neither the Plan Investors nor the Company gives notice terminating the EPCA on or before February 28, 2007, in the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Plan Investors $100 million in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Plan Investors’ commitment to purchase approximately $200 million of common stock and the unsubscribed shares in the rights offering, Delphi will pay a commitment fee of $55 million and certain transaction expenses. In exchange for the Plan Investors’ commitment to purchase $1.2 billion of convertible preferred stock, Delphi will pay a commitment fee of $21 million. The commitment fees are payable in installments, with the first $10 million payable upon expiration or earlier waiver by the Plan Investors of their due diligence termination right set forth in the EPCA or an expiration of its terms, an additional $28 million payable when the Plan Investors approve a settlement of certain claims asserted by or against GM in the Company’s reorganization cases, and the remaining $38 million payable upon the Court’s approval of the Company’s disclosure statement for a plan of reorganization as outlined in the PSA (the “Disclosure Statement Approval Date”). Alternatively, the Company is required to pay the Plan Investors $100 million if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next twenty four months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Plan Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $100 million on or prior to the Disclosure Statement Approval Date, or $250 million thereafter.

The EPCA and the PSA also include certain corporate governance provisions for the reorganized Delphi. The reorganized Delphi would be governed by a 12 member Board of Directors, 10 of whom would be independent directors and two of whom would be an Executive Chairman and a Chief Executive Officer (“CEO”) and President. As part of the new corporate governance structure, the current Delphi board of directors along with the Plan Investors both anticipate and agree that Rodney O’Neal, would continue as CEO and president of the reorganized Delphi.

In addition, a five member selection committee, consisting of Delphi Board of Director’s lead independent director, John Opie, a representative of each of Delphi’s two statutory committees, and a representative of each of Delphi’s two lead Plan Investors — Cerberus and Appaloosa — will select the company’s post-emergence Executive Chairman as well as four independent directors (one of whom may be from Delphi’s current board of directors). Cerberus and Appaloosa must both concur in the selection of the Executive Chairman, but do not vote on the four independent directors. In addition, Cerberus and Appaloosa will each appoint three of the remaining six members of the new board of directors. The new board of directors must satisfy all applicable SEC and exchange independence requirements. Executive compensation for the reorganized company must be on market terms, must be reasonably acceptable to the Plan Investors, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the plan of reorganization.

The parties to the PSA acknowledge that Delphi and GM presently intend to pursue agreements, to be documented in Delphi’s reorganization plan, the order confirming the reorganization plan and/or the documents related to Delphi’s settlement with GM, as applicable, concerning, among other matters: (a) triggering of the GM guarantees with respect to certain benefit obligations that Delphi has to certain of its unionized workers; (b) assumption by GM of certain postretirement health and life insurance obligations for certain Delphi hourly employees; (c) funding of Delphi’s underfunded pension obligations, including by the transfer to GM, pursuant to a transaction governed by Section 414(l) of the Internal Revenue Code of 1986, as amended, of certain of Delphi’s pension obligations in exchange for a note to be paid in full in cash within ten (10) days of the effective date of the Plan; (d) provision of flowback opportunities at certain GM facilities for certain Delphi employees; (e) GM’s payment of certain retirement incentives and buyout costs under current or certain future attrition programs for Delphi employees; (f) GM’s payment of mutually negotiated buy-downs; (g) GM’s payment of certain labor costs for Delphi employees; (h) a revenue plan governing certain other aspects of the commercial relationship between Delphi and GM; (i) the wind-down of certain Delphi facilities and the sales of certain Delphi business lines and sites; (j) Delphi’s support for GM’s efforts to resource products purchased by GM; (k) licensing of Delphi’s intellectual property to GM or for its benefit; (l) treatment of the environmental matters agreement between Delphi and GM; (m) treatment of normal course items, such as warranty, recall and product liability obligations; and (n) treatment of all other executory contracts between Delphi and GM. The parties to the PSA agreed to negotiate in good faith all of the documents and transactions described above, although the parties to the PSA acknowledged that no party has any obligation to enter into any such documents or consummate any such transactions.

The plan framework described in the PSA, which is predicated in part upon Delphi’s business plan and resolution of the GM issues, outlines the potential recoveries to Delphi’s stakeholders:

•	All senior secured debt would be refinanced and paid in full and all allowed administrative and priority claims would be paid in full.

•	Trade and other unsecured claims and unsecured funded debt claims would be satisfied in full with $810 million of common stock (18 million out of a total of 135.3 million shares) in the reorganized

Delphi, at a deemed value of $45 per share, and the balance in cash. The framework requires that the amount of allowed trade and unsecured claims (other than funded debt claims) not exceed $1.7 billion, excluding all allowed accrued postpetition interest thereon, and that the amount of cash and common stock distributed will be reduced proportionately by the amount that allowed trade and other unsecured claims are less than $1.7 billion.

•	In exchange for GM’s financial contribution to Delphi’s transformation plan, and in satisfaction of GM’s claims against Delphi, GM would receive 7 million out of a total of 135.3 million shares of common stock in the reorganized Delphi, $2.63 billion in cash, and an unconditional release of any alleged estate claims against GM. In addition, as with other customers, certain GM claims would flow through the chapter 11 cases and be satisfied by the reorganized company in the ordinary course of business.

•	All subordinated debt claims would be allowed and satisfied with $450 million of common stock (10 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share and the balance in cash.

•	Holders of existing equity securities in Delphi would receive $135 million of common stock (3 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and rights to purchase 56.7 million shares of common stock in the reorganized Delphi for $1.984 billion at a deemed exercise price of $35 per share (subject to the rights offering becoming effective and other conditions).

•	The PSA also reaffirms Delphi’s earlier commitment to the preservation of its salaried and hourly defined benefit pension plans and will include an arrangement to fund approximately $3.5 billion of pension obligations. Between $1.5 billion and $2 billion of this amount may be satisfied through GM taking an assignment of Delphi’s net pension obligations under applicable federal law. GM will receive a note in the amount of such assignment on market terms that will be paid in full within ten days following the effective date of the reorganization plan. Through this funding, Delphi will make up required contributions to the pension plans that were not made in full during the chapter 11 cases.

The PSA will be terminated if the EPCA is terminated. In addition, after April 1, 2007, any party to the PSA can terminate the PSA for any reason or no reason by delivering a notice of termination to the other parties to the PSA; provided, however, that neither Delphi nor the Plan Investors can exercise such right after the Court approves Delphi’s disclosure statement with respect to the plan of reorganization. Nevertheless, Delphi believes that the agreements that are the basis for the PSA provide Delphi with a platform to complete the transactions contemplated by therein and promptly conclude these chapter 11 cases.

Replacement Postpetition Financing

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion to refinance both its $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.825 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). On January 9, 2007, Delphi entered into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan” and, together with the Revolving Facility and the Tranche B Term Loan, the “Facility”).

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i), with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or LIBOR plus (x), with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a one, three, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.

The Refinanced DIP Credit Facility provides the lenders with a perfected first lien (with the relative priority of each tranche as set forth above) on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries) and further provides that amounts borrowed under the Refinanced DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession.

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

The Refinanced DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. So long as the Facility Availability Amount (as defined in the Refinanced DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors).

The covenants require Delphi to, among other things, maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on November 30, 2007, at the levels set forth in the Refinanced DIP Credit Facility.

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The foregoing description of the Refinanced DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Refinanced DIP Credit Facility, a copy of which was previously filed with the SEC.

Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements.

Long-Lived Asset Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of 2006, Delphi identified indicators of impairment related to certain operations. The Company is evaluating the related impairment and expects to record asset impairment charges related to the valuation of long-lived assets held for use primarily in our Automotive Holdings Group and Steering segments, in the amount of approximately $200 million.

As a result of entering into the PSA in the fourth quarter of 2006, Delphi has been able to identify and develop with greater clarity its plans to exit non-core businesses through sale or wind down. These plans represent management’s intent but continue to be subject to various approvals by our stakeholders. During the fourth quarter of 2006, Delphi also completed its 2007 to 2012 business plan which comprehends these exit plans. The finalization of the business plan as well as the ability to more definitely develop plans to exit non-core businesses, as discussed above, provided indicators for potential impairment in the fourth quarter. Additionally, reduced profitability at certain sites and product lines resulting from flattening revenue together with higher commodity costs was also considered. In testing the recoverability of its long-lived assets, Delphi considered projected future undiscounted cash flows and in some cases a probability weighted assessment of its business plans which assumed closure or sale of non-core businesses and product lines in 2007 and 2008 and a wage structure consistent with the PSA. As Delphi’s transformation plan through its reorganization under chapter 11 of the Bankruptcy Code is further developed, Delphi may determine that additional impairment charges are required to be recognized.

Delphi management tested the recoverability of the long-lived assets by comparing the estimated undiscounted future cash flows against the carrying values of assets. Specifically, Delphi tested certain long-lived assets, primarily property, plant, and equipment, for each plant site with indicators of impairment. In accordance with SFAS 144, where the carrying value of the assets exceeded the undiscounted estimated future cash flows at that site, asset impairment charges were recognized for the amount that the carrying value exceeded fair value, which was determined by third party valuations using various valuation techniques including discounted cash flow analysis, replacement cost and orderly liquidation value depending on the circumstances of the product line(s) supporting the long-lived assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Corporation (referred to as “Delphi,” the “Company,” “we,” or “our”). The MD&A should be read in conjunction with our financial statements and the accompanying notes as well as the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Executive Summary of Business

Delphi Corporation is a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2006 will generally not impact our financial results until 2008 or beyond.

In light of continued deterioration in performance in recent years, we determined that it was necessary to address and resolve our U.S. legacy liabilities, product portfolio, operational issues and forward looking revenue requirements. As a result, we intensified our efforts during 2005 to engage our unions, as well as General Motors Corporation (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

Accordingly, in order to transform and preserve the value of the Company, which requires resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi filed such petitions. These petitions were filed in the Unites States Bankruptcy Court for the Southern District of New York (the “Court”). The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, and they will continue their business operations without supervision from the Court and they are not subject to the requirements of the Bankruptcy Code.

On March 31, 2006, we announced our transformation plan centered around five key elements:

•	Obtain, through negotiations with our U.S. labor unions and GM, modifications to our collective bargaining agreements to transform to a competitive U.S. labor cost structure;

•	Conclude negotiations with GM to finalize financial support for the legacy and labor costs we currently carry and to ascertain its business commitment to Delphi going forward;

•	Streamline our product portfolio and focus on those core technologies for which we believe we have significant competitive and technological advantages and make the necessary manufacturing alignment;

•	Transform our salaried workforce to ensure that our organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint; and

•	Devise a workable solution to our current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

On the same date, we initiated a “dual track” process to obtain authority to reject our collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with our labor unions and GM. Specifically, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June. Since that time, the hearing on the 1113 and 1114 motion has been adjourned on several occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and has been currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of the either of the EPCA or the PSA (both as defined herein) to set a hearing date on the motion as may be then requested by the Debtors. In the interim, periodic chambers conferences were conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the section 1113 and 1114 motion. Representatives of certain unions whose labor agreements are subject to the motion, including the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”), have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing in hopes of reaching a consensual resolution, but the parties have not yet reached comprehensive agreements. Delphi remains focused on pursuing a consensual resolution with all the Debtors’ stakeholders.

Prior to filing the motion to reject the Debtors’ U.S. labor agreements, Delphi, GM and the UAW entered into a three-party agreement establishing a special attrition program (the “UAW Special Attrition Program”), pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a lump sum incentive payment. The program also provided a pre-retirement program for employees with at least 27 and fewer than 30 years of credited service. In addition, employees who elected to participate were eligible to retire as employees of Delphi or to flowback to GM and retire. On May 8, 2006 and May 12, 2006, the Court entered an order and an amended order, respectively, approving the UAW Special Attrition Program. Delphi, GM, and the UAW subsequently agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that expanded the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and to provide buyouts for UAW-represented hourly employees (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The UAW Attrition Programs included financial support from GM. On June 16, 2006, Delphi, GM and the IUE-CWA reached agreement on the terms of a special attrition program (the “IUE-CWA Special Attrition Program”) which mirrored in all material respects the UAW Attrition Programs. The UAW Supplemental Agreement and the IUE-CWA Special Attrition Program were approved by the Court on June 29, 2006, and on July 7, 2006, the Court entered the order approving the motion. Approximately 21,800 U.S. hourly employees represented by the UAW were eligible for buyout payments, with approximately 14,700 of those employees eligible to participate in the retirement and pre-retirement programs. On September 26, 2006, Delphi announced results of the UAW Special Attrition Program and the UAW Supplemental Agreement among the UAW, GM and Delphi. Approximately 12,400 Delphi employees, representing approximately 84% of the retirement-eligible UAW workforce, elected to retire by January 1, 2007. Approximately 1,400 employees elected the buyout option. Approximately 7,500 U.S. hourly employees represented by the IUE-CWA were eligible for buyout payments, with approximately 3,200 of those employees eligible to participate in the retirement and pre-retirement programs. On August 18, 2006, Delphi announced results of the special hourly attrition plan between the Company, the IUE-CWA and GM. Approximately 6,200 Delphi employees, representing approximately 82% of the eligible IUE-CWA workforce, elected an attrition option within the program provisions.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was initially scheduled to commence on September 28, 2006. On September 15, 2006, Delphi announced that the hearing on the motion had been adjourned and a chambers conference with the Court was scheduled for September 28. The hearing on the motion was adjourned on multiple occasions. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of either of the EPCA or PSA (both as defined herein) to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors. The adjournments were intended to allow the parties to continue to make progress in their discussions. In the interim, periodic chambers conferences have been conducted for status and scheduling. On March 31, 2006, we also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, we have not unilaterally revised the terms and conditions on which we have been providing interim supply of parts to GM in connection with expired contracts or filed additional contract rejection motions.

As part of the transformation plan, we identified non-core product lines that do not fit into our future strategic framework and which we are seeking to sell or wind down. The sale and wind-down process is being conducted in consultation with our customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts. We also have begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of our operations in Europe. Non-core product lines, announced on March 31, 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of catalysts with approximately $189 million of year-to-date 2006 net sales, which is included in the Powertrain Systems segment, and the Steering segment with approximately $2.0 billion of year-to-date net sales 2006, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 11, Segment Reporting. We continually evaluate our product portfolio and could retain these or exit certain other businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, the Company has recently decided that power products no longer fits within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and it is considered a non-core product line. We intend to sell or wind down non-core product lines and manufacturing sites by 2008.

As part of a comprehensive restructuring plan to improve overall competitiveness, the Debtors recognize the need to reduce selling, general and administrative costs, both to size these costs with the rationalized product portfolio and to increase overall competitiveness. This includes realigning certain salaried benefit programs. In addition, once the Debtors emerge from chapter 11, the Debtors will need to obtain relief allowing them to fund their U.S. defined benefit pension plans over an extended period of time. The Debtors have identified cost saving opportunities along with the planned portfolio and product rationalizations and expect to reduce their salaried workforce using existing salaried separation pay programs and by taking advantage of attrition. In addition, in order to retain existing U.S. defined benefit pension plans for both hourly and salaried workers, the Debtors’ management and Delphi’s Board of Directors are considering freezing those plans and adopting or modifying existing defined contribution plans to include flexibility for both direct Company contributions and Company matching employee contributions. At the same time, salaried health care plans will be restructured to implement increased employee cost sharing.

On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and on January 18, 2007 an amendment and supplement thereto (collectively, the “PSA”) with Cerberus Capital Management, L.P., Appaloosa Management L.P., Harbinger Capital Partners Master Fund I, Ltd., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. The PSA outlines certain plan terms, including proposed distributions to be made to creditors and shareholders, the treatment of GM’s claims, the resolution of certain pension funding issues, and the corporate governance of reorganized Delphi. In addition, the PSA describes plan terms related to the terms of the preferred stock to be issued under the plan, the establishment of a joint claims oversight committee, certain corporate governance provisions, and certain conditions precedent to plan effectiveness. On January 12, 2007, the Bankruptcy Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept an investment proposal from Cerberus Capital Management, L.P. and certain of their affiliates (“Cerberus”), Appaloosa Management L.P. and certain of their affiliates (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (the “Investor Affiliates”), as well as Merrill and UBS (together with the Investor Affiliates and Merrill, the “Plan Investors”) under the terms of an Equity Purchase and Commitment Agreement (“EPCA”). The EPCA was entered into on January 18, 2007.

Under the terms and subject to the conditions of the EPCA, the Plan Investors will commit to purchase $1.2 billion of convertible preferred stock and approximately $200 million of common stock in the reorganized Company. The Plan Investors have also agreed to back-stop the rights offering described in the EPCA, the completion of which is a condition to the consummation of the transactions described in the EPCA and Delphi’s emergence from reorganization. Pursuant to the rights offering Delphi will distribute certain rights to its existing shareholders to acquire new common stock in the reorganized Company subject to the effectiveness of a registration statement to be filed with the SEC, approval of the Court and satisfaction of other terms and conditions set forth in the EPCA. The rights, which would be transferable by the original eligible holders, would permit holders to purchase their pro rata share of new common stock in the reorganized Company at a discount to the anticipated reorganization business enterprise value of the Company. Under the terms of the EPCA, the Plan Investors will commit to purchase the number of shares that are offered, but not exercised, through the rights offering to eligible holders. In the event no other shareholders exercise the rights, the Plan Investors would purchase all of the unsubscribed shares for an amount no greater than approximately $2.0 billion. Altogether, the Plan Investors could invest up to $3.4 billion in the reorganized company.

In addition, the Plan Investors’ commitments under the EPCA are subject to the completion of due diligence to the satisfaction of the Plan Investors in their sole discretion, satisfaction or waiver of numerous other conditions, including Delphi’s achievement of consensual agreements with its U.S. labor unions and GM that are acceptable to an affiliate of Cerberus and an affiliate of Appaloosa in their sole discretion, and the non-exercise by either Delphi or the Plan Investors of certain termination rights, all of which are more fully described in the EPCA. The EPCA may also be terminated by the Company or the Plan Investors prior to the consummation of the transactions contemplated by the EPCA upon the occurrence of certain events as set forth in the EPCA. One of those events has occurred given that the Company did not on or prior to January 31, 2007 enter into: (a) tentative labor agreements between the Company, on the one hand, and each of the UAW, the IUE-CWA and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on the other hand; or (b) a settlement agreement with GM. As a result, Cerberus, Appaloosa or the Company may terminate the EPCA by giving notice on or before February 28, 2007. If neither the Plan Investors nor the Company gives notice terminating the EPCA on or before February 28, 2007, in the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Plan Investors $100 million in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Plan Investors’ commitment to purchase approximately $200 million of common stock and the unsubscribed shares in the rights offering, Delphi will pay a commitment fee of $55 million and certain transaction expenses. In exchange for the Plan Investors’ commitment to purchase $1.2 billion of convertible preferred stock, Delphi will pay a commitment fee of $21 million. The commitment fees are payable in installments, with the first $10 million payable upon expiration or earlier waiver by the Plan Investors of their due diligence termination right set forth in the EPCA or an expiration of its terms, an additional $28 million payable when the Plan Investors approve a settlement of certain claims asserted by or against GM in the Company’s reorganization cases, and the remaining $38 million payable upon the Court’s approval of the Company’s disclosure statement for a plan of reorganization as outlined in the PSA (the “Disclosure Statement Approval Date”). Alternatively, the Company is required to pay the Plan Investors $100 million if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next twenty four months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Plan Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $100 million on or prior to the Disclosure Statement Approval Date, or $250 million thereafter.

The EPCA and the PSA also include certain corporate governance provisions for the reorganized Delphi. The reorganized Delphi would be governed by a 12 member Board of Directors, 10 of whom would be independent directors and two of whom would be an Executive Chairman and a Chief Executive Officer (“CEO”) and President. As part of the new corporate governance structure, the current Delphi board of directors along with the Plan Investors both anticipate and agree that Rodney O’Neal, would continue as CEO and president of the reorganized Delphi.

In addition, a five member selection committee, consisting of Delphi Board of Director’s lead independent director, John Opie, a representative of each of Delphi’s two statutory committees, and a representative of each of Delphi’s two lead Plan Investors — Cerberus and Appaloosa — will select the company’s post-emergence Executive Chairman as well as four independent directors (one of whom may be from Delphi’s current board of directors). Cerberus and Appaloosa must both concur in the selection of the Executive Chairman, but do not vote on the four independent directors. In addition, Cerberus and Appaloosa will each appoint three of the remaining six members of the new board of directors. The new board of directors must satisfy all applicable SEC and exchange independence requirements. Executive compensation for the reorganized company must be on market terms, must be reasonably acceptable to the Plan Investors, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the plan of reorganization.

The parties to the PSA acknowledge that Delphi and GM presently intend to pursue agreements, to be documented in Delphi’s reorganization plan, the order confirming the reorganization plan and/or the documents related to Delphi’s settlement with GM, as applicable, concerning, among other matters: (a) triggering of the GM guarantees with respect to certain benefit obligations that Delphi has to certain of its unionized workers; (b) assumption by GM of certain postretirement health and life insurance obligations for certain Delphi hourly employees; (c) funding of Delphi’s underfunded pension obligations, including by the transfer to GM, pursuant to a transaction governed by Section 414(l) of the Internal Revenue Code of 1986, as amended, of certain of Delphi’s pension obligations in exchange for a note to be paid in full in cash within ten (10) days of the effective date of the Plan; (d) provision of flowback opportunities at certain GM facilities for certain Delphi employees; (e) GM’s payment of certain retirement incentives and buyout costs under current or certain future attrition programs for Delphi employees; (f) GM’s payment of mutually negotiated buy-downs; (g) GM’s payment of certain labor costs for Delphi employees; (h) a revenue plan governing certain other aspects of the commercial relationship between Delphi and GM; (i) the wind-down of certain Delphi facilities and the sales of certain Delphi business lines and sites; (j) Delphi’s support for GM’s efforts to resource products purchased by GM; (k) licensing of Delphi’s intellectual property to GM or for its benefit; (l) treatment of the environmental matters agreement between Delphi and GM; (m) treatment of normal course items, such as warranty, recall and product liability obligations; and (n) treatment of all other executory contracts between Delphi and GM. The parties to the PSA agreed to negotiate in good faith all of the documents and transactions described above, although the parties to the PSA acknowledged that no party has any obligation to enter into any such documents or consummate any such transactions.

The plan framework described in the PSA, which is predicated in part upon Delphi’s business plan and resolution of the GM issues, outlines the potential recoveries to Delphi’s stakeholders:

•	All senior secured debt would be refinanced and paid in full and all allowed administrative and priority claims would be paid in full.

•	Trade and other unsecured claims and unsecured funded debt claims would be satisfied in full with $810 million of common stock (18 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and the balance in cash. The framework requires that the amount of allowed trade and unsecured claims (other than funded debt claims) not exceed $1.7 billion, excluding all allowed accrued postpetition interest thereon, and that the amount of cash and common stock distributed will be reduced proportionately by the amount that allowed trade and other unsecured claims are less than $1.7 billion.

•	In exchange for GM’s financial contribution to Delphi’s transformation plan, and in satisfaction of GM’s claims against Delphi, GM would receive 7 million out of a total of 135.3 million shares of common stock in the reorganized Delphi, $2.63 billion in cash, and an unconditional release of any alleged estate claims against GM. In addition, as with other customers, certain GM claims would flow through the chapter 11 cases and be satisfied by the reorganized company in the ordinary course of business.

•	All subordinated debt claims would be allowed and satisfied with $450 million of common stock (10 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share and the balance in cash.

•	Holders of existing equity securities in Delphi would receive $135 million of common stock (3 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and rights to purchase 56.7 million shares of common stock in the reorganized Delphi for $1.984 billion at a deemed exercise price of $35 per share (subject to the rights offering becoming effective and other conditions).

•	The PSA also reaffirms Delphi’s earlier commitment to the preservation of its salaried and hourly defined benefit pension plans and will include an arrangement to fund approximately $3.5 billion of pension obligations. Between $1.5 billion and $2 billion of this amount may be satisfied through GM taking an assignment of Delphi’s net pension obligations under applicable federal law. GM will receive a note in the amount of such assignment on market terms that will be paid in full within ten days following the effective date of the reorganization plan. Through this funding, Delphi will make up required contributions to the pension plans that were not made in full during the chapter 11 cases.

The PSA will be terminated if the EPCA is terminated. In addition, after April 1, 2007, any party to the PSA can terminate the PSA for any reason or no reason by delivering a notice of termination to the other parties to the PSA; provided, however, that neither Delphi nor the Plan Investors can exercise such right after the Court approves Delphi’s disclosure statement with respect to the plan of reorganization. Nevertheless, Delphi believes that the agreements that are the basis for the PSA provide Delphi with a platform to complete the transactions contemplated by therein and promptly conclude these chapter 11 cases.

Achievement of our transformation objectives in most instances requires the support of our key stakeholders, including GM, our labor unions and our creditors and the approval of the Court. Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger, more financially sound business with viable U.S. operations, which are well-positioned to advance global enterprise objectives. However, there are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Part II, Item 1A. Risk Factors in this Quarterly Report. In addition, we cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding our future prospects will not materially hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Although we expect to file a reorganization plan, based on the understandings and principles set forth in the EPCA, that provides for emergence from chapter 11 in mid-2007, there can be no assurance that a reorganization plan will be proposed by the Company in that timeframe, or confirmed by the Court, or that any such plan will be consummated.

Overview of Performance During the Third Quarter and First Nine Months of 2006

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$2,598	43%	$2,954	47%	$(356)	$8,884	44%	$9,760	48%	$(876)
Other customers	3,410	57%	3,329	53%	81	11,092	56%	10,408	52%	684

Total net sales	$6,008		$6,283		$(275)	$19,976		$20,168		$(192)

Net loss	$(1,973)		$(788)		$(1,185)	$(4,611)		$(1,529)		$(3,082)

Third quarter 2006 non-GM sales increased 2% from the third quarter of 2005 and represented 57% of total net sales. Our third quarter 2006 GM sales decreased 12% from the third quarter of 2005 and represented 43% of total net sales. We benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles. The increased net loss for the third quarter of 2006 included $1.0 billion of U.S. employee special attrition program charges (see note 9 to the consolidated financial statements). For the first nine months of 2006, non-GM revenues, including the impact of migration during the period of certain product programs from direct sales to GM to sales to customers who ultimately sell our products to GM as a sub-assembly of their final part (“Tier I”), increased 7% from the first nine months of 2005 and were 56% of total sales. In the first nine months of 2006, GM sales were down 9% from the first nine months of 2005 and were 44% of total sales. The net loss for the first nine months of 2006 included $2.9 billion of U.S. employee special attrition program charges (see note 9 to the consolidated financial statements). Despite the continued growth of our non-GM business, we continue to experience poor financial performance. Delphi believes that several significant issues have largely caused this financial performance including, (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Although Delphi has shown growth in its non-GM business, these gains are more than offset by the decrease of GM sales. Our sales to GM have declined since our separation from GM, principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In the third quarter of 2006, GM North America produced 1.0 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of 8.4% from the third quarter 2005 production levels. Our GM North America content per vehicle for the third quarter of 2006 was $2,150, 5% lower than the $2,267 content per vehicle for the third quarter of 2005. The reduction in content per vehicle is driven by the impact of price decreases coupled with the wind down of certain GM product programs.

During the third quarter of 2006, we continued to be challenged by commodity cost increases, most notably copper, aluminum, silver, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the third quarter of 2006. We will seek to negotiate these cost increases and related prices with our customers, but if we are not successful, our operations in future periods may be adversely affected. Except as noted above, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2006 versus Three and Nine Months Ended September 30, 2005

Net Sales
The Company’s net sales by product segment and in total for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Product Segment	2006	2005	Change	2006	2005	Change
	(in millions)			(in millions)

Electronics and Safety	$1,118	$1,192	$(74)	$3,692	$3,869	$(177)
Powertrain Systems	1,201	1,199	2	3,958	4,049	(91)
Electrical/Electronic Architecture	1,237	1,258	(21)	4,023	3,960	63
Thermal Systems	550	548	2	1,807	1,744	63
Steering	573	610	(37)	1,966	1,948	18
Automotive Holdings Group	1,274	1,355	(81)	4,332	4,226	106
Corporate and Other (a)	55	121	(66)	198	372	(174)

Consolidated net sales	$6,008	$6,283	$(275)	$19,976	$20,168	$(192)

(a)	Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee special attrition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales for the Three Months Ended September 30, 2006 versus September 30, 2005.  Total sales decreased $275 million primarily due to changes in customer production schedules, sales mix, and the net of new and lost business of $364 million, and contractual price reductions of $119 million or 1.8%, partially offset by favorable foreign currency exchange of $91 million primarily driven by the Euro, and commodity pass-through of $86 million for the three months ended September 30, 2006.

GM sales decreased $356 million to 43% of total sales, principally due to an approximate 9% reduction in GM North America production schedules and the wind down of certain GM product programs. GM sales were also reduced by continued contractual price reductions for the third quarter of 2006, partially offset by commodity pass-through. The effect of favorable currency exchange rates on GM sales was $18 million, principally the Euro and Brazilian Real.

Other customer sales increased by $81 million to 57% of total sales, including approximately $72 million resulting from favorable currency exchange rates primarily due to the Euro. Excluding the effects of favorable currency exchange rates, our other customer sales increased slightly by approximately $9 million. The increase in commodity pass-through was offset by a decrease driven by continued contractual price reductions and a decrease in customer production schedules and the net of new and lost business.

Net Sales for the Nine Months Ended September 30, 2006 versus September 30, 2005.  Total sales decreased $192 million primarily due to contractual price reductions of $297 million or 1.5% and a decrease in customer production schedules, as well as the net of new and lost business of $90 million, partially offset by commodity pass-through of $174 million, and a favorable foreign currency exchange of $13 million for the nine months ended September 30, 2006.

GM sales decreased $876 million, principally due to production volumes for GM North America, which declined by approximately 1% compared to the same period in 2005, the wind down of certain GM product programs and sales mix of $691 million, as well as the migration during the period of certain product programs from sales to GM to sales to Tier I customers of $124 million and the sale of the global battery product line. The GM sales decrease was partially offset by GM’s buildup of inventory for certain parts in the first half of the year. GM sales were also unfavorably impacted by contractual price reductions, partially offset by commodity pass-through of $92 million, particularly copper and to a lesser extent platinum group metals, as well as favorable foreign currency exchange of $16 million.

Other customer sales increased by $684 million to 56% of total sales, including approximately $3 million resulting from unfavorable currency exchange rates. Excluding the effects of unfavorable currency exchange rates, our other customer sales increased approximately $687 million. This other customer sales increase was primarily due to increased customer production schedules and new business from diversifying our global customer base of $600 million, primarily in Asia Pacific. Other customer sales in Asia Pacific grew by approximately $446 million or 52% compared to the first nine months of 2005. Included in this increase in other customer sales is $40 million of additional sales from our joint venture, Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) in the Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method. To a lesser extent, the other customer sales increase was affected by the migration of certain chassis component product programs from sales to GM to sales to Tier I customers of approximately $124 million. Offsetting these increases in other customer sales were contractual price reductions.

Operating Results
The Company’s operating results by product segment and in total for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Product Segment	2006	2005	Change	2006	2005	Change
	(in millions)			(in millions)

Electronics and Safety	$13	$28	$(15)	$186	$166	$20
Powertrain Systems	(133)	(35)	(98)	(191)	(112)	(79)
Electrical/Electronic Architecture	(121)	12	(133)	(138)	111	(249)
Thermal Systems	(102)	(41)	(61)	(140)	(93)	(47)
Steering	(106)	(110)	4	(267)	(259)	(8)
Automotive Holdings Group	(277)	(372)	95	(757)	(1,007)	250
Corporate and Other (a)	(1,061)	(175)	(886)	(2,824)	(107)	(2,717)

Consolidated operating loss	$(1,787)	$(693)	$(1,094)	$(4,131)	$(1,301)	$(2,830)

Consolidated gross margin	(1.3%)	1.0%		3.9%	4.2%

(a)	Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee special attrition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Consolidated operating loss includes Gross Margin, U.S. Employee Special Attrition Program Charges, Selling, General and Administrative expenses and Depreciation and Amortization expenses as discussed below. Gross margin percentage is defined as sales less cost of sales (excluding depreciation and amortization expense) divided by sales.

Gross Margin
Gross Margin for the Three Months Ended September 30, 2006 versus September 30, 2005.  Our gross margin was $(80) million or (1.3%) for the third quarter of 2006, lower than the gross margin of $62 million or 1.0% for the third quarter of 2005. Lower vehicle production and an unfavorable product mix reduced gross margin by approximately $211 million, primarily attributable to an approximate 9% reduction in GM North America vehicle production. Contractual price reductions resulted in price decreases of $119 million. These unfavorable variances were partially offset by improvements in material and manufacturing operational efficiencies of approximately $192 million, achieved despite increases in commodity prices such as copper, steel and resins/chemicals that could not be fully passed through to the customer. Gross margin also included a favorable impact of approximately $49 million due to lower wage temporary hourly employees hired in the U.S. to replace employees leaving under the UAW Attrition Programs and IUE-CWA Special Attrition Program, partially offset by the manufacturing inefficiencies related to the large scale transition of our workforce from traditional employees to temporary labor as well as increases in wage and benefit economics for the traditional U.S legacy workforce. In addition, an increase in postemployment benefit accruals for other than temporarily idled employees in the third quarter of 2005 that was not repeated in 2006 resulted in a favorable impact to cost of sales by approximately $132 million due to the attrition programs discussed below. The remaining favorable change to cost of sales was primarily due to a reduction in expense associated with idled U.S. hourly workers who receive nearly full pay and benefits, since the number of idled workers significantly decreased as a result of the attrition programs.

Gross Margin for the Nine Months Ended September 30, 2006 versus September 30, 2005.  Our gross margin decreased to $786 million or 3.9% for the first nine months of 2006 compared to gross margin of $841 million or 4.2% for the first nine months of 2005. The gross margin decrease was primarily due to contractual price reductions of approximately $297 million as well as lower vehicle production and unfavorable product mix of approximately $267 million, primarily attributable to an approximate 1% reduction in GM North America vehicle production. Improvements in operational efficiencies of approximately
$407 million, achieved despite increases in commodity prices such as copper, steel and resins/chemicals that could not be fully passed through to the customer, and the unfavorable impact of increases in wage and benefit economics for the traditional U.S legacy workforce of approximately $208 million offset these decreases. Gross margin decreases were also offset by approximately $111 million due to lower wage temporary hourly employees hired in the U.S. to replace employees leaving under the UAW Attrition Programs and IUE-CWA Special Attrition Program. In addition, an increase in postemployment benefit accruals for other than temporarily idled employees in the nine months ended September 30, 2005 that was not repeated in 2006 resulted in a favorable impact to cost of sales of approximately $250 million.

U.S. Employee Special Attrition Program Charges
U.S. Employee Special Attrition Program Charges for the Three and Nine Months Ended September 30, 2006 versus September 30, 2005.  Delphi recorded postemployment wage and benefit charges of approximately $1,043 million and $2,948 million during the three and nine months ended September 30, 2006, respectively, for the pre-retirement and buyout portions of the special attrition programs for UAW and IUE-CWA-represented hourly employees. These charges included net pension and postemployment benefit curtailment charges of $384 million and $1,897 million and special termination benefit charges of approximately $659 million and $1,051 million during the three and nine months ended September 30, 2006, respectively. The curtailment charges are primarily due to reductions in anticipated future service as a result of the employees electing to participate in the programs. The special termination benefit charges were for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW and IUE-CWA-represented hourly employees who elected to participate. As a result of the special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly we reduced such accruals by $4 million and $107 million for the three and nine months ended September 30, 2006, which were recorded in cost of sales.

Selling, General and Administrative
Selling, General and Administrative Expenses for the Three Months Ended September 30, 2006 versus September 30, 2005.  Selling, general and administrative (“SG&A”) expenses were $392 million, or 6.5% of total net sales for the third quarter of 2006 compared to $424 million, or 6.7% of total net sales for the third quarter of 2005. The decrease in expense of $32 million partially resulted from reductions in Corporate and Other expense attributable to year-over-year headcount reductions.

Selling, General and Administrative Expenses for the Nine Months Ended September 30, 2006 versus September 30, 2005.   SG&A expenses were $1,155 million, or 5.8% of total net sales for the first nine months of 2006 compared to $1,230 million, or 6.1% of total net sales for the first nine months of 2005. The decrease in expense of $75 million resulted from a reduction in information technology expense, a reduction in Corporate and Other expense attributable to a 7% year-over-year headcount reduction in the U.S. as of September 30, 2006, as well as a reduction of expenses due to the sale of the global battery product line.

Depreciation and Amortization
Depreciation and Amortization Expenses for the Three Months Ended September 30, 2006 versus September 30, 2005.   Depreciation and amortization was $272 million for the third quarter of 2006 compared to $331 million for the third quarter of 2005. The quarterly year-over-year decrease of $59 million primarily reflects a $36 million reduction at the Automotive Holdings Group due to the fact that certain assets were impaired in the fourth quarter of 2005 reducing depreciation and amortization expense. This decrease was coupled with lower capital spending at impaired sites and a $6 million reduction at Powertrain Systems due to the effect of accelerated depreciation on assets nearing the end of their program life in 2005.

Depreciation and Amortization Expenses for the Nine Months Ended September 30, 2006 versus September 30, 2005.   Depreciation and amortization was $814 million for the first nine months of 2006 compared to $912 million for the first nine months of 2005. The nine months 2006 over nine months 2005 decrease primarily reflects the fact that certain assets were impaired in the fourth quarter of 2005 reducing depreciation and amortization expense, lower capital spending at impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life in 2005. In addition, total capital spending is down by approximately 23% versus the first nine months of 2005, also contributing to reduced depreciation and amortization expense.

Interest Expense
Interest Expense for the Three Months Ended September 30, 2006 versus September 30, 2005.  Interest expense for the third quarter of 2006 of $116 million was consistent with interest expense of $103 million for the third quarter of 2005. Approximately $33 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the three months ended September 30, 2006 in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

Interest Expense for the Nine Months Ended September 30, 2006 versus September 30, 2005.   We recorded interest expense for the first nine months of 2006 of $319 million as compared to interest expense of $224 million for the first nine months of 2005. The increase in interest expense for the first nine months of 2006 was generally attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $114 million of contractual interest expense related to outstanding debt, included in debt subject to compromise, was not recognized in the nine months ended September 30, 2006 in accordance with the provisions of SOP 90-7.

Other Income and Expense
Other Income and Expense for the Three Months Ended September 30, 2006 versus September 30, 2005.   Other income for the third quarter of 2006 was $8 million as compared to other income of $17 million for the third quarter of 2005. Other income and expense for the third quarter of 2005 included non-Debtor interest income associated with additional cash and cash equivalents on hand.

Other Income and Expense for the Nine Months Ended September 30, 2006 versus September 30, 2005.   Other income for the first nine months of 2006 was $31 million as compared to other income of $44 million for the first nine months of 2005. The first nine months of 2006 include increased non-Debtor interest income associated with additional cash and cash equivalents on hand, while the first nine months of 2005 includes an $18 million gain on the sale of our investment in Akebono Brake Industry Company in the second quarter of 2005.

Reorganization Items
Reorganization Items for the Three and Nine Months Ended September 30, 2006 versus September 30, 2005.  We recorded bankruptcy related reorganization expense of $25 million and $58 million during the three and nine months ended September 30, 2006, respectively. Delphi incurred professional fees directly related to the reorganization of $41 million and $108 million during the three and nine months ended September 30, 2006, respectively. These costs were partially offset by interest income of $16 million and $47 million, respectively, from accumulated cash from the reorganization and $3 million of gains on the settlement of prepetition liabilities during the nine months ended September 30, 2006.

Taxes
Taxes for the Three and Nine Months Ended September 30, 2006 versus September 30, 2005.  We recorded income tax expense of $46 million in the third quarter of 2006 and $8 million for the third quarter of 2005. We recorded income tax expense for the first nine months of 2006 of $137 million as compared to $65 million of income tax expense for the first nine months of 2005. During the third quarter and first nine months of 2006 and 2005, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. Given the effect of the mix of earnings by jurisdiction and withholding tax, the projected annual effective tax rate increased year-over-year. We do not recognize income tax benefits on losses in our U.S. and certain other non-U.S. operations as, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized. Also, in the third quarter of 2006, we recorded valuation allowances of $36 million for additional non-U.S. operations for which it is no longer more likely than not that these tax benefits will be realized.

Results of Operations by Segment

Three and Nine Months Ended September 30, 2006 versus Three and Nine Months Ended September 30, 2005

Electronics and Safety
Electronics and Safety’s sales and operating results for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$327	29%	$361	30%	$(34)	$1,058	29%	$1,271	33%	$(213)

Other customers	745	67%	766	64%	(21)	2,459	67%	2,384	62%	75
Inter-segment	46	4%	65	6%	(19)	175	4%	214	5%	(39)

Total Other and Inter-segment	791	71%	831	70%	(40)	2,634	71%	2,598	67%	36

Total net sales	$1,118		$1,192		$(74)	$3,692		$3,869		$(177)

Operating income	$13		$28		$(15)	$186		$166		$20
Gross margin	13.7%		13.8%			16.0%		14.8%

Net Sales  Total sales decreased $74 million and $177 million for the three and nine months ended September 30, 2006, respectively. The total sales decrease for the three and nine months ended September 30, 2006 was primarily due to lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $47 million and $32 million, respectively, and contractual price reductions of $30 million and $90 million, respectively. The decrease in the three months ended September 30, 2006 was partially offset by the favorable impact of foreign currency exchange rates, primarily due to movements in the Euro and Korean Won, in that period of $20 million. However, for the nine month period ended September 30, 2006 the cumulative changes in currency rates (primarily the Euro and Korean Won) contributed slightly to the overall decrease in sales.

The GM sales decrease for the three and nine months ended September 30, 2006 was primarily due to a decline in GM North America production schedules, unfavorable sales mix, and the net of new and lost business, including design improvements that reduce costs and corresponding sales of $30 million and $196 million, respectively, as well as contractual price reductions. GM sales for the three months ended September 30, 2006 included an impact from favorable currency exchange rates, primarily related to the Euro. GM sales for the nine months ended September 30, 2006 were favorably impacted by commodity pass-through.

The other customers and inter-segment sales decrease during the three months ended September 30, 2006 was due to customer production schedule reductions, unfavorable sales mix, and the net of new and lost business of $18 million primarily in Europe and to a lesser extent Asia Pacific and North America as well as contractual price reductions. Other customer sales were impacted by $18 million from favorable currency exchange rates, primarily the Euro and the Korean Won. The other customers and inter-segment sales increase during the nine months ended September 30, 2006 was due to increased customer production schedules and new business wins primarily in Europe and Asia Pacific of $164 million, partially offset by contractual price reductions and an impact from unfavorable currency exchange rates, primarily the Euro and the Korean Won.

Operating Income/Loss  The decreased operating income for the three and nine months ended September 30, 2006 was impacted by a reduction in customer production schedules and sales mix of $36 million and $68 million, respectively, and contractual price reductions of $30 million and $90 million, respectively. Offsetting the volume and price reduction were material savings and improved manufacturing and engineering operations performance which increased operating results by $37 million and $118 million, respectively. In addition, operating income for the three and nine months ended September 30, 2006 included a gain on the sale of MobileAria assets of approximately $7 million.

Powertrain Systems
Powertrain Systems’ sales and operating results for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$368	31%	$425	35%	$(57)	$1,305	33%	$1,471	36%	$(166)

Other customers	733	61%	678	57%	55	2,384	60%	2,249	56%	135
Inter-segment	100	8%	96	8%	4	269	7%	329	8%	(60)

Total Other and Inter-segment	833	69%	774	65%	59	2,653	67%	2,578	64%	75

Total net sales	$1,201		$1,199		$2	$3,958		$4,049		$(91)

Operating loss	$(133)		$(35)		$(98)	$(191)		$(112)		$(79)
Gross margin	0.5%		8.6%			5.5%		7.8%

Net Sales  Total sales increased $2 million and decreased $91 million for the three and nine months ended September 30, 2006, respectively. The total sales increase for the three months ended September 30, 2006 was primarily due to the favorable impact of foreign currency exchange of $26 million, related to the Euro and British Pound, and commodity pass-through of $15 million, partially offset by a reduction due to unfavorable customer production schedules, sales mix, and the net of new and lost business as well as contractual price reductions of $22 million. The total sales decrease for the nine months ended September 30, 2006 was primarily due to contractual price reductions of $83 million, partially offset by commodity pass-through of $32 million and a slightly favorable impact from foreign currency exchange, and an increase in customer production schedules, sales mix, and the net of new and lost business.

The GM sales decrease for the three and nine months ended September 30, 2006 was primarily due to a decline in GM production schedules, sales mix, and the net of new and lost business of $39 million and $107 million, respectively, as well as contractual price reductions. The GM sales decrease during the nine months ended September 30, 2006 also included a $40 million impact due to the sale of our global battery product line in the third quarter of 2005. Offsetting these decreases was a slightly favorable impact from currency exchange rates, primarily the Euro and British Pound for the three months ended September 30, 2006 and primarily the Brazilian Real for the nine months ended September 30, 2006.

The other customers and inter-segment sales increase during the three and nine months ended September 30, 2006 was due to customer production schedule increases, sales mix, and the net of new and lost business of $35 million and $104 million, respectively, primarily in Europe and Asia Pacific as well as commodity pass-through. Other customers and inter-segment sales included a $22 million impact from favorable currency exchange rates for the three months ended September 30, 2006 and a slightly unfavorable impact from currency exchange rates for the nine months ended September 30, 2006, primarily driven by the Euro and British Pound. The other customer and inter-segment sales increase during the nine months ended September 30, 2006 also included a $139 million impact from the sale of our global battery product line in the third quarter of 2005. Other customers and inter-segment sales were also unfavorably impacted by contractual prices decreases during the three and nine months ended September 30, 2006.

Operating Income/Loss  The operating income fluctuation for the three and nine months ended September 30, 2006 was attributable to a reduction in customer production schedules and sales mix of $9 million and $26 million, respectively, contractual price reductions of $22 million and $82 million, respectively and additional warranty costs. Offsetting these decreases were strong sales growth and higher gross profit in Asia Pacific and Europe during the nine months ended September 30, 2006. Further offsetting these decreases were other operational performance improvements, primarily manufacturing, materials, and economics of $18 million and $110 million, during the third quarter and nine months ended September 30, 2006, respectively. Additionally, the operating income decrease was attributable to the $37 million gain on the sale of the global battery product line recognized in the third quarter of 2005.

Electrical/Electronic Architecture Electrical/Electronic Architecture’s sales and operating results for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$388	31%	$463	37%	$(75)	$1,332	33%	$1,449	37%	$(117)

Other customers	808	65%	750	60%	58	2,561	64%	2,364	60%	197
Inter-segment	41	4%	45	3%	(4)	130	3%	147	3%	(17)

Total Other and Inter-segment	849	69%	795	63%	54	2,691	67%	2,511	63%	180

Total net sales	$1,237		$1,258		$(21)	$4,023		$3,960		$63

Operating (loss) income	$(121)		$12		$(133)	$(138)		$111		$(249)
Gross margin	1.0%		11.0%			6.5%		12.4%

Net Sales  Total sales decreased $21 million and increased $63 million for the three and nine months ended September 30, 2006, respectively. The total sales decrease for the three months ended September 30, 2006 was primarily due to customer production schedules, sales mix, and the net of new and lost business of $59 million as well as contractual price reductions of $37 million, partially offset by commodity pass-through, primarily copper of $64 million and favorable impact of foreign currency exchange rates of $28 million, primarily related to the Euro and Brazilian Real. The total sales increase for the nine months ended September 30, 2006 was primarily due to commodity pass-through, primarily copper of $115 million and customer production schedules, sales mix, and the net of new and lost business of $59 million as well as favorable foreign currency exchange of $17 million, partially offset by contractual price reductions of $115 million.

The GM sales decrease for the three and nine months ended September 30, 2006 was primarily due to a decline in GM North America production schedules, sales mix and the net of new and lost business of $96 million and $145 million, respectively, as well as contractual price reductions. The decrease was somewhat reduced by commodity pass-through. Further offsetting the decrease was the impact of slightly favorable currency exchange rates primarily related to the Euro and the Brazilian Real for the three months ended September 30, 2006 and $10 million primarily related to the Brazilian Real for the nine months ended September 30, 2006.

The other customers and inter-segment sales increase during the three and nine months ended September 30, 2006 was due to customer production schedule increases, sales mix, and the net of new and lost business of $37 million and $205 million, respectively, primarily in Europe and Asia Pacific, and commodity pass-through. Further driving the increase was the impact of favorable currency exchange rates of $21 million primarily related to the Euro and the Brazilian Real for the three months ended September 30, 2006 and a slight increase primarily related to the Brazilian Real for the nine months ended September 30, 2006.

Offsetting the favorable volume, commodity pass-through and currency impacts were contractual price reductions.

Operating Income/Loss  The operating income decrease for the three and nine months ended September 30, 2006 was impacted by a reduction in customer production schedules and sales mix of $61 million and $56 million, respectively, and contractual price reductions of $37 million and $115 million, respectively. Further reducing operating results were other operational performance items of $20 million and $31 million, respectively, related to higher material and commodity prices, primarily copper, that we were not able to hedge or recover from customers, offset by manufacturing efficiencies.

Thermal Systems
Thermal Systems’ sales and operating results for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$320	58%	$348	64%	$(28)	$1,095	60%	$1,136	65%	$(41)

Other customers	206	37%	173	32%	33	620	34%	539	31%	81
Inter-segment	24	5%	27	4%	(3)	92	6%	69	4%	23

Total Other and Inter-segment	230	42%	200	36%	30	712	40%	608	35%	104

Total net sales	$550		$548		$2	$1,807		$1,744		$63

Operating loss	$(102)		$(41)		$(61)	$(140)		$(93)		$(47)
Gross margin	(9.6%)		2.7%			0.4%		4.0%

Net Sales Total sales increased $2 million and $63 million for the three and nine months ended September 30, 2006, respectively. The total sales increase for the three months ended September 30, 2006 was primarily due to the acquisition of a controlling position in SDAAC of $40 million as well as a combined favorable impact from commodity pass-through and favorable foreign currency exchange of $13 million, mostly offset by customer production schedules and the net of new and lost business of $48 million and decreases in contractual prices. The total sales increase for the nine months ended September 30, 2006 was primarily due to customer production schedules and the net of new and lost business of $27 million and the acquisition of a controlling position in SDAAC of $40 million as well as a favorable impact from commodity pass-through of $11 million and slightly favorable foreign exchange of $5 million, partially offset by decreases in contractual prices of $20 million.

The GM sales decrease for the three and nine months ended September 30, 2006 was primarily due to a decline in GM North America production schedules and the net of new and lost business of $35 million and $41 million, respectively, as well as contractual price reductions for the three and nine months ended September 30, 2006. The decrease was partially reduced by commodity pass-through, primarily aluminum, for the three months ended September 30, 2006 but somewhat increased by both copper and aluminum for the nine months ended September 30, 2006, and the slightly favorable impact of currency exchange rates related to the Brazilian Real.

The other customer and inter-segment sales increase during the three and nine months ended September 30, 2006 was primarily driven by the acquisition of a controlling position in SDAAC. SDAAC is a Chinese entity specializing in Heating, Ventilating and Air Conditioning (“HVAC”) and powertrain cooling supply to the Chinese market. SDAAC’s third quarter revenue included in Thermal Systems operating results beginning in the third quarter 2006, was $40 million. Excluding the impact of the SDAAC acquisition, other customers and inter-segment sales decreased $10 million during the three months ended September 30, 2006 mostly due to lower inter-segment service sales. Other customer and inter-segment sales for the nine months ended September 30, 2006 were further improved by additional customer production schedules and the net of new and lost business of $68 million from increasing business in North and South America, partially offset by contractual price reductions and an impact from favorable currency exchange rates primarily driven by the Brazilian Real.

Operating Income/Loss The operating income fluctuation for the three and nine months ended September 30, 2006 was impacted by a reduction in customer production schedules and sales mix of $28 million and $4 million, respectively, as well as contractual price reductions of $3 million and $20 million, respectively. During third quarter 2006 Thermal Systems began experiencing quality issues regarding parts that were purchased from one of Delphi’s suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the customers most affected by the issue as well as the supplier to determine if any portion of the liability is recoverable. Additionally, operating income is disproportionately affected by Thermal System’s investments in new markets. Favorable performance, primarily in material and manufacturing performance and favorable depreciation and amortization, partially offset the increased warranty for a net unfavorable impact of $19 million and $20 million for the three and nine months ending September 30, 2006 respectively. Additionally, Thermal Systems recorded $11 million for potential environmental liabilities in the third quarter of 2006.

Steering
Steering’s sales and operating results for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$347	61%	$379	62%	$(32)	$1,212	62%	$1,228	63%	$(16)

Other customers	197	34%	203	33%	(6)	662	34%	624	32%	38
Inter-segment	29	5%	28	5%	1	92	4%	96	5%	(4)

Total Other and Inter-segment	226	39%	231	38%	(5)	754	38%	720	37%	34

Total net sales	$573		$610		$(37)	$1,966		$1,948		$18

Operating loss	$(106)		$(110)		$4	$(267)		$(259)		$(8)
Gross margin	(7.9%)		(6.9%)			(4.5%)		(3.1%)

Net Sales  Total sales decreased $37 million and increased $18 million for the three and nine months ended September 30, 2006, respectively. The total sales decrease for the three months ended September 30, 2006 was primarily due to customer production schedules, sales mix , and the net of new and lost business of $37 million; contractual price reductions and unfavorable impact from commodity pass-through of $5 million; and favorable foreign currency exchange (primarily Euro) of $5 million. The total sales increase for the nine months ended September 30, 2006 was primarily due to favorable customer production schedules, sales mix, and the net of new and lost business of $34 million; partially offset by a unfavorable impact from commodity pass-through, decreases in contractual prices and unfavorable foreign currency exchange of $16 million.

The GM sales decrease for the three and nine months ended September 30, 2006 was primarily due to a decline in customer production schedules, sales mix, and the net of new and lost business of $31 million and $9 million, respectively, including the migration during the period of certain product programs from sales to GM to sales to Tier I customers, partially offset by increased content per vehicle. GM sales decrease for the nine months ended September 30, 2006 was also due to contractual price reductions. The decrease during the three months ended September 30, 2006 was largely impacted by traditional third quarter OEM production shutdowns in Europe and the U.S. Additionally, total sales in Europe were essentially flat year-over-year, including a slightly favorable impact from currency exchange rates.

The other customers and inter-segment slight sales decrease during the three months ended September 30, 2006 was due to decreases in customer production schedule reductions, sales mix, and the net of new and lost business, partially offset by continued growth in Asia Pacific, primarily driven by new business in Australia and China, as well as contractual price reductions, partially offset by a favorable foreign currency exchange. The other customers and inter-segment sales increase during the nine months ended September 30, 2006 was due to increased customer production schedules, sales mix, and the net of new and lost business of $43 million, primarily driven by new business in China, and the migration during the period of certain product programs from sales to GM to sales to Tier I customers. Offsetting this increase during the nine months ended September 30, 2006 were contractual price reductions as well as unfavorable currency exchange rates for the nine months ended September 30, 2006, primarily the Euro.

Operating Income/Loss  The operating income fluctuation for the three and nine months ended September 30, 2006 was impacted by a reduction in customer production schedules, sales mix and price of $25 million and $32 million, respectively. Offsetting these decreases were other operational performance improvements, primarily in material and manufacturing, of $29 million and $24 million, respectively.

Automotive Holdings Group
Automotive Holdings Group’s sales and operating results for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2006		2005		Change	2006		2005		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$709	56%	$779	57%	$(70)	$2,414	56%	$2,578	61%	$(164)

Other customers	469	37%	466	34%	3	1,601	37%	1,239	29%	362
Inter-segment	96	7%	110	9%	(14)	317	7%	409	10%	(92)

Total Other and Inter-segment	565	44%	576	43%	(11)	1,918	44%	1,648	39%	270

Total net sales	$1,274		$1,355		$(81)	$4,332		$4,226		$106

Operating loss	$(277)		$(372)		$95	$(757)		$(1,007)		$250
Gross margin	(13.3%)		(16.5%)			(9.7%)		(14.2%)

Net Sales  Total sales decreased $81 million and increased $106 million for the three and nine months ended September 30, 2006, respectively. The total sales decrease for the three months ended September 30, 2006 was primarily due to customer production schedules, sales mix, and the net of new and lost business of $74 million and contractual price reductions of $10 million, partially offset by a favorable impact from commodity pass-through. The total sales increase for the nine months ended September 30, 2006 was primarily due to customer production schedules, sales mix, and the net of new and lost business and a favorable impact from commodity pass-through of $117 million.

The GM sales decrease for the three months ended September 30, 2006 was due to customer production schedules, sales mix, and the net of new and lost business of $64 million, including favorable offset due to design changes which increased content. This decrease was primarily at product sites other than our chassis and interior product sites, including certain plant wind-down efforts, as well as contractual price reductions. The sales reductions were slightly offset by commodity pass-through and small gains in non-GM sales at overseas locations. GM sales decreased for the nine months ended September 30, 2006 primarily due to the migration of certain product programs from sales to GM to sales to Tier 1 customers, the exit of certain plants and products (operations other than our chassis products and interiors product operations) and contractual price reductions. Offsetting these decreases were increased customer demand in the first half of the year related to an increase in inventory safety stock and design changes which increased content. AHG’s sales are predominantly to GM or Tier I suppliers who ultimately sell our products to GM. The increase in other customer and inter-segment sales during the nine months ended September 30, 2006 was substantially impacted by the migration during the period of certain product programs from sales to GM to sales to Tier I customers.

Operating Income/Loss  The operating income fluctuation for the three and nine months ended September 30, 2006 was largely impacted by operational performance improvements. Period-over-period manufacturing cost and costs for idled U.S. hourly workers who receive nearly full pay and benefits were reduced as a result of the U.S. attrition programs. Additionally, the three and nine months ended September 30, 2005 included charges for asset impairments, inventory write-downs and higher capital spending at impaired sites. Capital spending is immediately expensed at sites where long-lived assets are impaired. The operational performance improvements increased operating results by $47 million and $135 million, respectively, for the three and nine months ended September 30, 2006, primarily in manufacturing. Offsetting the operational performance improvements were additional warranty costs and an increase to environmental accruals. Increased customer production schedules for the nine months ended September 30, 2006 were offset by a decrease in sales mix. There was also a reduction in customer production schedules and sales mix of $30 million for the three months ended September 30, 2006, primarily at our miscellaneous operations, and contractual price reductions.

Corporate and Other
Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee special attrition programs (Refer to Note 9, U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits). Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales  Corporate and Other sales for the three and nine months ended September 30, 2006 were $55 million and $198 million, respectively, a decrease of $66 million and $174 million, respectively, compared to $121 million and $372 million, respectively, for the three and nine months ended September 30, 2005. The decrease during the three months ended September 30, 2006 is primarily related to decreased sales in our GM service parts organization business. The decrease during the nine months ended September 30, 2006 is primarily related to the divestiture of our global battery product line, partially offset by reduced eliminations of inter-segment transactions.

Operating Income/Loss  The operating loss for three and nine months ended September 30, 2006 for Corporate and Other was $1,061 million and $2,824 million, respectively, an increased loss of $886 million and $2,717 million, respectively, compared with operating loss of $175 million and $107 million for the three and nine months ended September 30, 2005. The increased loss was primarily due to U.S. employee special attrition program charges of $1,043 million and $2,948 million for the three and nine months ended September 30, 2006. Corporate allocations are recorded within the operating segment results based on budgeted amounts and any variances to budget (gains or losses) are recognized in the Corporate and Other segment which explains the remainder of the variance.

Liquidity and Capital Resources

Overview of Capital Structure

On January 9, 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.825 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court.

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i), with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or LIBOR plus (x), with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a one, three, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.

The Refinanced DIP Credit Facility’s other terms and conditions remain relatively unchanged from the terms and conditions in the Amended DIP Credit Facility. The following paragraphs describe the capital structure for the nine months ended September 30, 2006. Refer to Note 13, Subsequent Events, Replacement Postpetition Financing, for additional information on the Refinanced DIP Credit Facility.

On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended through November 13, 2006 (the “Amended DIP Credit Facility”), to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consisted of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carried an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period could be set at a one, three or six month period as selected by Delphi in accordance with the terms of the Amended DIP Credit Facility. Accordingly, the interest rate would fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility was to expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility were prepayable at Delphi’s option without premium or penalty.

On October 28, 2005, the Court granted the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the prepetition credit facilities (as described below) and the Debtors’ access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities included, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility.

The Amended DIP Credit Facility provided the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi only pledged 65% of the stock of its first-tier foreign subsidiaries) and further provided that amounts borrowed under the Amended DIP Credit Facility would be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time was limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at September 30, 2006. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) was equal to or greater than $500 million, the restrictions on investments, mergers and disposition of assets did not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).

The covenants required Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), as defined, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007, at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility contained certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Amended DIP Credit Facility covenants as of September 30, 2006.

On November 21, 2005, the Amended DIP Credit Facility $250 million term loan was funded. As of September 30, 2006, there were no amounts outstanding under the DIP revolving facility. However, the Company had approximately $85 million in letters of credit outstanding against the DIP revolving facility. The foregoing description of the Amended DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Amended DIP Credit Facility, a copy of which was previously filed with the SEC.

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement, which was then finalized on November 18, 2005, permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program has an availability of €145 million ($184 million at September 30, 2006 currency exchange rates) and £10 million ($19 million at September 30, 2006 currency exchange rates) until expiration on December 31, 2006. As of September 30, 2006, outstanding borrowings under this program were approximately $83 million.

Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a subsidiary of Delphi which has issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the Bankruptcy Code, the Trusts were dissolved in accordance with the provisions of their respective trust declarations, which in each case provide that Delphi’s filing under chapter 11 constitutes an “early termination event.” On November 14, 2006 the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations and distributed to each holder of the trust preferred securities, in exchange for his securities, a pro-rata share of the Trusts’ respective junior subordinated notes issued by Delphi.

As of September 30, 2006, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. The following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	September 30,	December 31,
	2006	2005
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,983	$1,983
Junior subordinated notes due to Delphi Trust I and II due 2033	403	403
Other debt	72	79

Total long-term debt subject to compromise	2,458	2,465

Short-term, other, and long-term debt not subject to compromise:
Revolving credit facility	1,507	1,506
Term loan secured debt due 2011	984	984
Accounts receivable factoring	447	365
European securitization	83	149
Other debt	81	113

Total short-term and other debt not subject to compromise	3,102	3,117

Other long-term debt, primarily the DIP term loan	297	273

Total debt not subject to compromise	3,399	3,390

Total outstanding debt	$5,857	$5,855

Our net cash used in operating activities totaled $222 million and $609 million for the nine months ended September 30, 2006 and 2005, respectively. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, over the long term, we expect that our operating activities will continue to use, not generate, cash. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006. As permitted under chapter 11, however, Delphi expects to contribute only the portion of the contribution attributable to service after the Chapter 11 Filings. Delphi contributed only approximately $0.2 billion to its U.S. pension plans through September 30, 2006. Based upon current overall macroeconomic conditions, we also will likely face additional ERISA minimums in 2007. Accordingly, as part of the chapter 11 process we are seeking to not only transform our operations but also to emerge with a sustainable capital structure for our transformed business. The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions. On December 12, 2006, Delphi applied to the IRS for waivers of the minimum funding standard under section 412(d) of the Code for Delphi’s two primary pension plans for the plan year ended September 30, 2006.

Prepetition Indebtedness

The following should be read in conjunction with Note 13, Debt, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Bonds and Trust Preferred Securities.  Delphi had approximately $2.0 billion of unsecured debt at September 30, 2006. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at September 30, 2006. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013 and $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

We also had trust preferred securities that were issued by our subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHprA began trading on the Pink Sheets, a quotation source for over-the-counter securities on November 11, 2005. The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. As a result of our filing for chapter 11, payments of these cash distributions were stayed.

Our filing for chapter 11 was an event of default under each Trust’s respective trust declarations, and as described in the Overview of Capital Structure above, was an “early termination event.” On November 14, 2006 the property trustee of each Trust liquidated each Trust’s assets and distributed to each holder of the trust preferred securities, in exchange for its securities, a pro-rata share of such Trusts’ respective junior subordinated notes issued by Delphi.

Prepetition Credit Facilities.  As of September 30, 2006, approximately $2.5 billion was outstanding under the Prepetition Facility, consisting of approximately $1.5 billion under the Revolving Facility and approximately $1.0 billion under the Term Loan. Additionally, as of September 30, 2006, there were no letters of credit outstanding under the Prepetition Facility.

Delphi’s filing for chapter 11 was an event of default under the Prepetition Facility. At hearings held in October 2005, the Court approved certain of the Debtors’ “first day” motions, including approval of an adequate protection package for Delphi’s approximately $2.5 billion outstanding prepetition secured indebtedness under the Prepetition Facility. The adequate protection package included, among other things: (i) an agreement by Delphi to accrue interest on the Prepetition Facility loans on a monthly basis, (ii) the right of Delphi to pay this interest at a rate equal to LIBOR plus 6.50% per annum on the Term Loans and 5.00% on the Revolving Loans, although each lender had the right to require, and each lender subsequently did require, that interest on its loans be based at a rate equal to the Alternative Base Rate plus 5.50% per annum on the Term Loans and 4.00% on the Revolving Loans by waiving all such lender’s claims under the Prepetition Facility for interest at the default rate and any prepayment penalties and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the Prepetition Facility.

The Company was obligated to pay interest on the $1.5 billion outstanding under the Revolving Facility at Alternate Base Rate plus 4.00% and on the $1.0 billion outstanding under the Term Loan at Alternate Base Rate plus 5.50%. The foregoing description of the Prepetition Credit Facility is a general description only and is qualified in its entirety by reference to the Prepetition Credit Facility, a copy of which was previously filed with the SEC.

On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C or Term Loan C of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect. Additionally, the Prepetition Facility was terminated. Refer to

Note 13, Subsequent Events, Replacement PostPetition Financing, for additional information on the Refinanced DIP Credit Facility.

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of September 30, 2006, we had $447 million outstanding under these accounts receivable factoring facilities.

As of September 30, 2006, we had $127 million of other debt, primarily consisting of overseas bank facilities, and $81 million of other debt classified as Liabilities Subject to Compromise.

Credit Ratings, Stock Listing

Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of the Chapter 11 Filing, as of June 30, 2006, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/ B1/ BB-, respectively, to the Amended DIP Credit Facility. In January 2007 Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings to the Refinanced DIP Credit Facility first-priority loans of BBB+/Ba1/BB and to the Refinanced DIP Credit Facility second-priority loans of BBB-/Ba3/BB-.

On October 11, 2005, the NYSE announced the suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005, that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the trading price for the common stock, which closed at $0.33 on October 10, 2005 and completed delisting proceedings on November 11, 2005. As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s common stock (OTC: DPHIQ) is being traded on the Pink Sheets, and is no longer subject to the regulations and controls imposed by the NYSE. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets November 14, 2006 due to the fact that the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter (“OTC”) securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Quarterly Report on Form 10-Q with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $222 million and $609 million for the nine months ended September 30, 2006 and 2005, respectively. Operating cash flow continues to be negatively impacted by lower revenue levels and compressed margins. Additionally, operating cash flow was negatively impacted by an increase for the protection of supply to our customers during the nine months ended September 30, 2006. The improvement in cash used in operating activities is primarily due to a reduction in contributions to our pension plans and benefit payments of $417 million. In addition, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.

Investing Activities.  Cash flows used in investing activities totaled $515 million and $397 million for the nine months ended September 30, 2006 and 2005, respectively. Excluding $129 million for the purchase of certain previously leased properties in 2005, the use of cash in the first nine months of 2006 and 2005 primarily reflects capital expenditures related to ongoing operation. The increase in cash used in investing activities is primarily due to reduced cash provided from divestitures, primarily related to the battery business sale in 2005, and an increase in restricted cash of $110 million in 2006 related to the U.S. employee special attrition program charges.

Financing Activities.  Net cash used in financing activities was $73 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $1,740 million for the nine months ended September 30, 2005. Net cash used in financing activities for the nine months ended September 30, 2006 primarily reflected repayments of a cash overdraft and other debt. Net cash provided by financing activities during the nine months ended September 30, 2005 primarily reflected borrowings under the Facilities offset by repayment of U.S. securitization borrowings. In 2005, cash used in financing activities also reflected the payments of dividends.

Dividends.  On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities (both the one in effect during the nine months ended September 30, 2006 and the refinanced facility currently in effect) include negative covenants which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 13, Debt, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Shareholder Lawsuits

The Company, along with Delphi Trust I, Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements.

On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s bankruptcy filing, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006, the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005, of the Debtors’ petition for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, all the derivative cases were administratively closed.

In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand which is still investigating the matter.

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi originally recorded a reserve in the amount of the deductible and has approximately $8 million remaining as of September 30, 2006. The Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Our insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

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

Regulatory Actions and Other Matters

As previously disclosed, Delphi has been the subject of an ongoing investigation by the SEC involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s separation from GM in 1999 (the “Separation”). On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. The SEC did not impose civil monetary penalties against Delphi. On December 11, 2006 the Court entered an order approving Delphi’s settlement with the SEC. The SEC’s investigation continues as to certain individuals previously employed by Delphi. As previously disclosed, the Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government’s investigations. The government’s investigations were not suspended as a result of Delphi’s Chapter 11 Filing. Until these investigations are complete, Delphi is not able to predict what further effect, if any, that these investigations will have on Delphi’s business and financial condition, results of operations and cash flows.

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

Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. We continue to believe that a reasonably possible outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we makes material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate, our overall environmental reserves as the investigation proceeds.

As of September 30, 2006 and December 31, 2005, our reserve for environmental investigation and cleanup was approximately $113 million and $51 million, respectively, including approximately $3 million within liabilities subject to compromise at September 30, 2006 and December 31, 2005. The amounts recorded comprehend the fact that GM retained the environmental liability for inactive sites as part of the Separation. The increase in reserve levels at September 30, 2006, as compared to December 31, 2005, reflects the results of environmental investigations completed during 2006. As noted above, our transformation plan contemplates significant restructuring activity in the U.S., including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our estimate of required remediation for previously unknown conditions requiring an adjustment to our environmental reserve of approximately $62 million. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including, postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its September 30, 2006 accruals will be adequate to cover the estimated liability for its exposure in respect to such matters. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations and financial condition could be materially affected.

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

Recently Issued Accounting Pronouncements

Refer to Note 1, Basis of Presentation, Recently Issued Accounting Pronouncements to the unaudited Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2006.

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

There have been no other significant changes in our significant accounting policies or critical accounting estimates during the first nine months ended September 30, 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility; the terms of any reorganization plan ultimately confirmed; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; the Company’s ability to satisfy the terms and conditions of the Equity Purchase and Commitment Agreement (including the Company’s ability to achieve consensual agreements with GM and its U.S. labor unions on a timely basis that are acceptable to the Plan Investors in their sole discretion); the Company’s ability to satisfy the terms and conditions of the Plan Framework Support Agreement; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Note 1, Transformation Plan and Chapter 11 Bankruptcy) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in this Quarterly Report including the risk factors in Part II. Item 1A. Risk Factors, contained herein. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies. A plan of reorganization could result in holders of Delphi’s common stock receiving no distribution on account of their interest and cancellation of their interests. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in Delphi’s common stock or other equity interests or any claims relating to prepetition liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2006. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2005, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2005, which was filed on July 11, 2006, and which is incorporated by reference into this Item 4.

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

Changes in internal control over financial reporting

While we are continuing to develop and implement remediation plans with respect to the identified material weaknesses, we have implemented additional monitoring controls and disclosure controls and procedures to enable the Company’s officers to certify the accuracy of the information contained in its periodic reports filed with the SEC. Specifically, we have identified and implemented a series of key monitoring controls at each operating segment which we believe enhance the analytical review procedures of the financial statements at both the operating unit and consolidated level, as part of the closing process. We believe these monitoring controls provide management with additional tools to detect errors that due to unremediated material weaknesses in internal controls over financial reporting, may not otherwise be detected and therefore expect that implementation of these controls will enhance our internal controls over financial reporting. In addition, we have broadened the scope of our quarterly meetings among our CFO, Chief Accounting Officer and Controller, and the finance staff at each operating segment to cover significant accounting and internal control issues and emphasize the proper application of U.S. GAAP. Lastly, we continue to deploy SAP’s enterprise software solution to replace legacy software accounting systems in our businesses at various global locations which we expect will continue through 2006 and beyond. We believe that, if properly implemented and if transition risks are managed appropriately, conversion to this system will enable us to better manage and strengthen the control environment for our operations and reduce the chance of manual errors in accounting for those operations.

Our remediation efforts continued throughout 2006 and are still continuing. In conjunction with our annual assessment of internal controls over financial reporting for the year ended December 31, 2006, we are testing the effectiveness of the changes in our internal control structure noted above as well as other remediation activities completed by the end of 2006. In accordance with the requirements of SEC rules and regulations, including the provisions of Section 404 of The Sarbanes-Oxley Act of 2002, we will report on the results of that assessment, including the degree to which we have been able to remediate any of our existing material weaknesses, in our annual report on Form 10-K for the year ended December 31, 2006.

As noted in Item 1A. Risk Factors, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

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

ITEM 1A.  RISK FACTORS

Set forth below (not necessarily in order of importance or probability of occurrence) are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Although many of these risks are similar to those noted in our Annual Report on Form 10-K for the year ended December 31, 2005, we have updated the discussion to contemplate recent developments, including changes in our business and developments in our chapter 11 cases. Also refer to the Forward-Looking Statements in Part I, Item 2 Management Discussion and Analysis of this Quarterly Report.

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

Commencing October 8, 2005, and October 14, 2005, the Company and certain of our U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 Filings include, but are not limited to, the following:

•	The chapter 11 cases may adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We may have difficulty continuing to obtain and maintain contracts, including critical supply agreements, necessary to continue our operations and at affordable rates with competitive terms.

•	We may have difficulty maintaining existing customer relationships and winning awards for new business.

•	We may not be able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from chapter 11.

•	Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	The Debtors may not be able to obtain Court approval or such approval may be delayed with respect to motions made in the chapter 11 cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	The Debtors may be unable to maintain satisfactory labor relations as they seek to negotiate changes to their existing collective bargaining agreements and modify certain retiree benefits.

•	Representatives of certain of the unions representing the Debtors’ U.S. hourly employees, including the UAW and IUE-CWA, have indicated that they received membership authorization and may call for a strike by their employee members in the event the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion before the Court under sections 1113 and 1114 of the Bankruptcy Code.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. We are currently financing our operations during our reorganization cases using funds from operations and borrowings under our DIP financing, and overseas factoring and securitization. We may be unable to operate pursuant to the terms of our DIP financing arrangements, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the chapter 11 cases. For more information regarding the terms of our DIP facility during 2006 and the Refinanced DIP Credit Facility entered into in January 2007, and other uses and sources of financing, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Quarterly Report.

•	The transactions contemplated by the EPCA and the PSA may not be consummated and there can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases that are acceptable to the Court and the Company’s creditors, equity holders and other parties in interest. Additionally, third parties may seek and obtain Court approval to terminate or shorten the exclusivity period for Delphi to propose and confirm one or more plans of reorganization, to appoint a chapter 11 trustee, or to convert the cases to chapter 7 cases.

•	Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization.

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

Under the absolute priority rules established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of Delphi’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by Delphi’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Delphi considers the value of its common stock to be highly speculative and strongly cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

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

We Depend On General Motors Corporation As A Customer, And We May Not Be Successful At Attracting New Customers.

GM is our largest customer and accounted for 44% of our total net sales for the nine months ended September 30, 2006. In addition, GM accounts for an even greater percentage of our net sales in North America where we have limited ability to adjust our cost structure to changing economic and industry conditions and where we are faced with high wage and benefit costs. Additionally, our revenues may be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM is unable or unwilling to engage in a business relationship with us on a basis that involves improved terms for Delphi (as compared to those currently in place), we believe that the Company’s sales, cost structure and profitability will be adversely affected. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. To the extent that we do not maintain our existing level of business with GM, we will need to attract new customers or our results of operations and financial condition will be adversely affected. There can be no assurance that we will be successful in expanding our existing customer base.

In addition, as noted above, GM is one of the largest creditors and a significant stakeholder in our chapter 11 cases, and our ability to consummate the transactions contemplated by the PSA and EPCA and a plan of reorganization depends not only on reaching a consensual agreement with GM and our labor unions, but also on our ability to enter agreements with GM and the labor unions that will permit the Company to satisfy certain of the Plan Investors that the Company will achieve the EBITDA targets set forth in the EPCA.

Contract Terms — Continued Pricing Pressures, VM Cost Reduction Initiatives And Ability Of VMs To Resource Or Cancel Vehicle Programs May Result In Lower Than Anticipated Margins, Or Losses, Which May Have A Significant Negative Impact On Our Business.

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

Competition — We Operate In The Highly Competitive Automotive Supply Industry.

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

We use a broad range of materials and supplies, including metals, castings, chemicals and electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect our profitability. Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold also may adversely affect our profitability. In addition, our profitability may be adversely affected by changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (e.g., North America, Europe, Latin America and Asia Pacific).

In recent periods there have been significant increases in the global prices of steel, resins, aluminum, and copper, which have had and may continue to have an unfavorable impact on our business. We anticipate that these increases will continue to adversely affect our business throughout fiscal 2007. Any continued fluctuations in the price or availability of steel, resins or copper may have a material adverse effect on our business, results of operations or financial condition. To address increased costs associated with these market forces, a number of our suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. We have implemented a steel raw material resale program with several suppliers whereby we leverage Delphi’s purchase volume. We have resourced 10-15% of our direct steel purchases to reduce the impact of these surcharges, but still at prices higher than the original contract. As the resin raw material market related cost pressure continues, we expect to see increasing costs in our resin as well as our plastic component supplier value streams. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and marketing pressures have limited our ability to do that, particularly with domestic VMs, and may prevent us from doing so in the future. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

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

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ demand in a timely manner. We cannot provide assurance, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

We May Not Succeed In Our Attempts To Improve Our Cost Structure.

We may have difficulty in generating cost savings and operational improvements in the future and in adapting our cost structure, particularly at our legacy sites, adequately to adjust for significant changes in vehicle production rates, and to offset price reductions and increases in raw material or labor costs. Our labor costs may include increased funding requirements for pensions or healthcare costs (some of which have been deferred during the chapter 11 cases). Certain commodity prices, particularly steel, resins, aluminum, and copper, have markedly increased. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

Asset Impairment And Other Restructuring Charges — We May Suffer Future Asset Impairment And Other Restructuring Charges, Including Write Downs of Goodwill Or Intangible Assets.

From time to time in the past, we have recorded asset impairment losses and closure, severance and restructuring losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. During 2006 and 2005, we recorded substantial asset impairment losses. In light of the shifting nature of the competitive environment in which we operate, it is possible that we will incur similar losses and charges in the future, and those losses and charges may be significant.

We May Be Unable To Generate Sufficient Excess Cash Flow To Meet Increased U.S. Pension And OPEB Funding Obligations Upon Emergence.

Our ability to generate sufficient cash may be impacted because of market volatility that adversely affects our asset return expectations, the declining interest rate environment and for other reasons. Delphi’s U.S. hourly pension and OPEB exposed Delphi to approximately $10.2 billion and $10.7 billion in unfunded liabilities at September 30, 2006 and December 31, 2005, respectively, of which approximately $3.3 billion and $2.3 billion was attributable to unfunded pension obligations and $7.5 billion and $8.4 billion was attributable to OPEB obligations, respectively. Prior to the Chapter 11 Filings, Delphi projected that cash outflows for hourly pension contributions and OPEB payments through 2007 would approximate $1.9 billion. Through the chapter 11 process, Delphi is permitted to defer a significant portion of these contributions until it emerges from chapter 11. Thus, the projected future cash outflows for hourly pension contributions and OPEB payments through 2007 may be significantly less than $1.9 billion. However, Delphi will be required to make up any deferred pension contributions at the time of its emergence from chapter 11. Furthermore, if the pension and OPEB obligations are not addressed as part of the chapter 11 process, the accompanying cash needs beyond 2007 could continue to strain the Company in the future.

Employee Strikes and Labor Related Disruptions May Adversely Affect our Operations.

Our business is labor intensive and utilizes a large number of unionized employees with contracts that run through September and November 2007 for our two largest U.S. unions. Approximately 95% of our U.S. hourly workforce was represented by our two largest principal unions, the UAW and the IUE-CWA, as of September 30, 2006. A strike or other form of significant work disruption by the unions would likely have an adverse effect on our ability to operate our business. We filed a motion for authority to reject collective bargaining agreements and to modify certain retiree benefits. We have received objections from each of the six unions subject to such motion, two objections from non-union parties and a response from GM. If the Court grants the motion, the contracts would be terminated, including the unions’ agreement that there will be no strikes over contract negotiations during the term of the agreements. This means that the unions could authorize strikes simultaneously with entry of the Court’s order. Representatives of certain unions opposing the motion, including the UAW and the IUE-CWA, have received membership authorization indicating that they may call a strike by their employee members in the event the labor agreements are rejected as a result of the motion. While we are intent upon reaching consensual labor modifications prior to a ruling on our motion, it is possible that no consensual resolution will be reached.

We May Lose or Fail To Attract and Retain Key Salaried Employees and Management Personnel.

An important aspect of our competitiveness is our ability to attract and retain key salaried employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial performance.

Our Exposure To Foreign Currency Fluctuations May Affect Our Financial Results.

We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Historically we have reduced our exposure through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We also face an inherent business risk of exposure to commodity prices risks, and have historically offset our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. Postpetition, we continue to manage our exposures to changes in currency rates and commodity prices using these derivative instruments. However, due to the substantial uncertainty perceived by institutions and dealers who normally act as counterparties to such instruments as to whether or not Delphi would seek protection under chapter 11 of the Bankruptcy Code, during a substantial portion of the third quarter and fourth quarter of 2005 we were not able to enter into hedging instruments. As a result we anticipate that in 2007 our exposure to changes, both favorable and unfavorable, in currency rates and the price of non-ferrous metals and certain other commodities will be increased. We cannot provide assurance that fluctuations in currency exposures and commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

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

Incurrence Of Significant Legal Costs May Adversely Affect Our Profitablity.

On October 30, 2006, the United States Securities and Exchange Commission (“SEC”) commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. Although the SEC did not impose civil monetary penalties against Delphi, we are subject to related private securities litigation, and we are unable to determine the impact such litigation may have on our business and financial condition, results of operations and cash flows. We may incur significant legal and accounting costs related to these matters, including compliance with reporting agencies, adverse judgments against Delphi if we fail to prevail in reversing such judgments.

Environmental Factors Relating To Transformation Activities.

Delphi is undertaking substantial restructuring activities including the sale and/or closure of numerous facilities around the world. In the course of this process, environmental investigations will continue to be performed and we may identify previously unknown environmental conditions, triggering additional and possibly material environmental remediation costs, over and above the substantial increase in environmental reserves accrued during 2006 as a result of investigations completed to date.

Debt

We Anticipate That Our Operations Will Continue To Use Rather Than Generate Cash And As A Result We Will Continue To Maintain Substantial Levels Of Debt And Debt Service That Will Further Divert A Significant Amount Of Cash From Our Business Operations

Our net cash used in operating activities totaled $222 million and $609 million for the nine months ended September 30, 2006 and 2005, respectively. The improvement was primarily attributable to the fact that, as permitted under chapter 11, Delphi contributed only the portion of required ERISA minimum payments of $1.2 billion attributable to service after the Chapter 11 Filings, or approximately $0.2 billion. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, over the long term, we expect that our operating activities will continue to use, not generate, cash and that we will need to supplement cash from operations with periodic draws on our revolving portion of our DIP credit facility.

We have substantial levels of debt, including debt under our DIP credit facility and other debt instruments. We had $250 million in term loans and $85 million of letters of credit outstanding under our DIP credit facility as of September 30, 2006. Additionally, we had approximately $2.5 billion in secured indebtedness outstanding under our prepetition credit facilities. As of September 30, 2006, we had $2.1 billion of debt and $403 million of trust preferred securities, all of which are subject to compromise, $657 million of other debt and $1.4 billion of cash and cash equivalents. The Refinanced DIP Credit Facility imposes limits on our ability to incur additional debt including our ability to draw down remaining amounts under the $1.75 billion revolver in our Refinanced DIP Credit Facility. In accordance with the limits set forth in those agreements, we may incur additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

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

Restrictions And Covenants In the Refinanced DIP Credit Facility Limit Our Ability To Take Certain Actions And Require Us to Satisfy Certain Financial Tests.

The agreements governing the Refinanced DIP Credit Facility contain a number of significant covenants which, among other things, will restrict our ability, and the ability of our subsidiaries, to take certain actions. The Refinanced DIP Credit Facility (as defined herein) includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and repurchase stock. Additionally, the Refinanced DIP Credit Facility includes negative covenants that prohibit the payment of dividends by the Company. Generally, so long as the Facility Availability Amount (as defined in the Refinanced DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors).

The covenants in the Refinanced DIP Credit Facility generally require Delphi to, among other things, maintain a rolling 12-month cumulative global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), as defined, for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on November 30, 2007, at the levels set forth in the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.

The Refinanced DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier foreign subsidiaries) and further provides that amounts borrowed under the Refinanced DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession.

Failure to comply with these covenants could result in an event of default under the Refinanced DIP Credit Facility, which would permit the lender to cause the amounts outstanding to become immediately due and payable. In addition, failure to comply could result in termination of the commitments under our revolving credit facility, which would result in Delphi being prohibited from borrowing additional amounts under such facility.

Internal Controls

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act of 2002 Could Have A Material Effect On Our Business.

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31 of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment as of December 31, 2005 identified a number of material weaknesses in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Given the extensive material weaknesses identified, even with this additional work there is a risk of errors not being prevented or detected, which could result in further restatements. For additional information refer to Part I, Item 4. Controls and Procedures in this Quarterly Report and Item 9A. Controls and Procedures in Delphi’s Annual Report for the year ended December 31, 2005.

Because of the material weaknesses referenced in the preceding paragraph, management has concluded that, as of December 31, 2005, our internal controls over financial reporting were not effective based on those criteria. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weaknesses in our internal controls over financial reporting and continue to attract additional qualified accountants, and auditing and compliance professionals to assist in completing such plans and maintaining compliance programs. There will also continue to be a serious risk that we will be unable to file future periodic reports with the SEC in a timely manner, that a default could result under the covenants governing our Refinanced DIP Credit Facility and that our future financial statements could contain errors that will be undetected.

We Face Substantial Ongoing Costs Associated With Complying With the Requirements of Section 404 of the Sarbanes-Oxley Act.

As a result of the extent of the deficiencies in our internal control over financial reporting, we incurred significant professional fees and other expenses in the nine months ended September 30, 2006 to prepare our consolidated financial statements and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our consolidated financial statements. The cost of this work will continue to be significant in 2007 and beyond.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the third quarter of 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 13, Debt, within our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Name

3	(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3	(c)	By-laws of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3.2 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333).
10	(a)	Order Under 11 U.S.C. §§ 105 and 363 entered by the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program dated July 21, 2006, incorporated by reference to Exhibit 99 (a) to Delphi’s Report on Form 8-K filed on July 27, 2006.*
10	(b)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2006.
31	(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation

(Registrant)

February 13, 2007	/s/ Thomas S. Timko

Thomas S. Timko
Chief Accounting Officer and Controller