Form 10-K
period 2006-12-31
DELPHI CORP
filed 2007-02-27
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number: 1-14787
DELPHI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3430473 (I.R.S. Employer Identification No.)
5725 Delphi Drive, Troy, Michigan	48098
(Address of principal executive offices)	(Zip Code)

(248) 813-2000
(Registrant’s telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None
 Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock, $0.01 par value per share (including the associated Preferred Share Purchase Rights)
6 1/2% senior notes due May 1, 2009
7 1/8% debentures due May 1, 2029
8 1/4% Cumulative Trust Preferred Stock of Delphi Trust I

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

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

Large accelerated filer ☑.     Accelerated filer ☐.     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant, was approximately $1.0 billion. The closing price of the Common Stock on June 30, 2006 as reported on Pink Sheets, LLC, a quotation service for over the counter securities, was $1.70 per share. As of June 30, 2006, the number of shares outstanding of the registrant’s Common Stock was 561,781,590 shares.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share as of January 31, 2007, was 561,781,590.

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

DELPHI CORPORATION

PART I
DELPHI CORPORATION

ITEM 1. BUSINESS

As further described below, Delphi Corporation (referred to as “Delphi,” the “Company,” “we,” or “our”) and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”) and are currently operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the Court and will not be subject to the requirements of the Bankruptcy Code.

Overview. Delphi believes it is a leading global technology innovator with significant engineering resources and technical competencies in a variety of disciplines. Delphi was incorporated in 1998 in contemplation of our separation from General Motors Corporation (“GM”) in 1999 (the “Separation”). Today, the Company is one of the largest global suppliers of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. Technology developed and products manufactured by Delphi are changing the way drivers interact with their vehicles. Delphi is a leader in the breadth and depth of technology to help make cars and trucks smarter, safer and better. The Company supplies products to nearly every major global automotive original equipment manufacturer.

In addition, since the Separation Delphi has diversified its customer base by taking advantage of its technological and manufacturing core competencies. Delphi has entered and continues to pursue additional opportunities in adjacent markets such as in communications (including telematics), computer components, automotive aftermarket, consumer electronics, energy and the medical devices industry.

We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in major regions of the world. We operate our business along the following reporting segments that are grouped on the basis of similar product, market and operating factors:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, and power electronics, as well as advanced development of software and silicon.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Steering, which includes steering, halfshaft and column technology.

•	Automotive Holdings Group, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	Corporate and Other, which includes the Product and Service Solutions business which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, and the elimination of inter-segment transactions.

Chapter 11 Cases. Delphi Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York and are currently operating as “debtors-in-possession”. The following discussion provides general background information regarding our chapter 11 cases as relevant to the consolidated financial statements of Delphi and its subsidiaries.

Additional information on Delphi’s filing under the Bankruptcy Code, including access to Court documents and other general information about the chapter 11 cases, is available online at www.delphidocket.com. Financial information available on that website generally is prepared according to the requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in Delphi’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and filed under the U.S. securities laws. Moreover, the materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to Delphi’s stock or debt or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (“SEC”).

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

     Court Orders

First Day and Other Operational Orders. Since the commencement of the chapter 11 cases, a number of orders have been entered by the Court intended to generally stabilize the Debtors’ operations and allow the Debtors to operate substantially in the ordinary course of business. These orders covered, among other things:

•	Human capital obligations, permitting payment of wages and other employee obligations and the continuation of employee and retiree benefit programs established prior to the Chapter 11 Filings;

•	Supplier relations, permitting payment programs for payables accrued prior to the Petition Date, which were intended to address the requirements of Delphi’s financially-stressed vendors in order to secure those vendors’ postpetition performance, to avoid unnecessary disruption of Delphi’s businesses;

•	Customer relations, authorizing, but not directing, the Company to honor prepetition obligations to customers, including the Company’s prepetition warranty programs and otherwise to continue customer programs in the ordinary course of business;

•	Business operations, permitting payments of certain prepetition payables to certain shippers, warehousemen and contractors;

•	Cash management, permitting maintenance of bank accounts and cash management systems and allowing certain investments; and

•	Retention of certain professional service providers.

On October 28, 2005, the Court entered an order granting Delphi’s request for $2.0 billion in senior secured debtor-in-possession (“DIP”) financing being provided by a group of lenders led by JPMorgan Chase Bank and Citigroup Global Markets, Inc. The Court also approved an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under its prepetition credit facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand were used to fund postpetition operating expenses, including supplier obligations and employee wages, salaries and benefits. On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion to refinance both its $2.0 billion DIP financing and Delphi’s $2.5 billion prepetition secured indebtedness. On January 9, 2007, Delphi entered into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximately $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report for further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of Delphi’s DIP financing during 2006 and the terms of the Refinanced DIP Credit Facility.

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

Annual Incentive Plan. On February 17, 2006, the Court entered a final order (the “AIP Order”) granting the Debtors’ motion to implement a short-term annual incentive plan (the “AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006. The AIP provides the opportunity for incentive payments to executives provided that specified corporate and divisional financial targets are met. For each of Delphi’s named executive officers, such targets are based on Delphi’s earnings or a division’s operating income before interest, taxes, depreciation, amortization, restructuring costs and certain other non-recurring costs, but excluded earnings generated directly from agreements related to Delphi’s transformation reached with Delphi’s labor unions or with GM, such as the special attrition programs that reduced idled employee costs and enabled savings from the hiring of employees at a different wage and benefit package, refer to Note 16. U.S. Employee Special Attrition Program to the consolidated financial statements. The amounts paid to individual executives may be adjusted either upward or downward based upon individual levels of performance subject to certain maximums. In addition, under some circumstances, individual executives may not be entitled to receive or retain incentive compensation. An annual incentive plan consistent with the AIP applies to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi.

On July 21, 2006, the Court entered a final order (the “Supplemental AIP Order”) authorizing the Debtors to continue the AIP for the six-month period from July 1, 2006 through December 31, 2006 (the “Second Performance Period”), under substantially the same terms and conditions outlined in the AIP Order, with new corporate and divisional targets based on the Debtors’ forecasted financial results for the Second Performance Period. In addition, the Supplemental AIP Order provides for certain adjustments in determining whether Delphi has achieved its corporate financial targets for the Second Performance Period, to be reasonably determined by the Official Committee of Unsecured Creditors, to Delphi’s corporate targets based upon net savings realized on account of transformation costs. The AIP for the Second Performance Period provided a target opportunity for incentive payments to U.S. executives of approximately $20 million, provided Delphi achieved the court-approved performance targets for the Second Performance Period.

During 2006, Delphi recorded expense of $167 million related to executive and U.S. salaried employee incentive plans. Delphi paid $100 million in the third quarter for the period from January 1, 2006 to June 30, 2006. In conjunction with the February 17, 2006 approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in the first quarter of 2006. The AIP for the Second Performance Period is expected to be paid by the end of the first quarter of 2007. Delphi has recorded its best estimate of the potential payment. The final amounts ultimately paid by Delphi, however, may differ from the recorded estimate. We do not expect the difference to be material.

The portion of the AIP for the first half of calendar year 2007 is currently scheduled to be heard at the March 2007 omnibus hearing. The portion of the AIP relating to proposed cash and equity incentive emergence awards has been adjourned and is currently expected to be considered in conjunction with approval of a plan of reorganization.

     Statutory Committees

On October 17, 2005, the Court formed a committee of unsecured creditors in the chapter 11 cases (the “Creditors’ Committee”). On April 28, 2006, the U.S. Trustee, acting pursuant to the Court’s order issued March 30, 2006, formed an equity committee, to represent holders of Delphi’s common stock in the chapter 11 cases (the “Equity Committee”). However, the Court in its order directing the formation of an Equity Committee held that the Equity Committee should not inject itself into negotiations between or among the Debtors, the unions and GM, and further provided that the Court would entertain motions to disband the Equity Committee if the Debtors appear to be hopelessly insolvent or in certain other circumstances. Any disagreements between or among the Creditors’ Committee, the Equity Committee and the Debtors could protract the chapter 11 process, hinder the Debtors’ ability to operate during the chapter 11 process and delay the Debtors’ emergence from chapter 11.

     Activity Throughout Duration of Chapter 11 Cases

Status of Operations. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and Court orders. In general, as debtors-in-possession, the Debtors are authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court. All vendors are being paid for all goods furnished and services provided in the ordinary course of business after the Petition Date.

Treatment of Prepetition Claims. Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay of proceedings provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. As of December 31, 2006 and 2005, Delphi had $17.4 billion and $15.1 billion, respectively, recorded as liabilities subject to compromise. For additional information, refer to Note 13. Liabilities Subject to Compromise to the consolidated financial statements in this Annual Report.

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

Thousands of contracts for the supply of goods to the Company’s manufacturing operations were scheduled to expire by December 31, 2005. In order to provide an alternative mechanism to extend those contracts for the supply of sole-sourced goods required by the Company following expiration, avoid interruption of automotive parts manufacturing operations associated with supplier concerns, and systematically address the large number of contracts expiring at the end of 2005 and throughout 2006, the Company requested and was granted authority by the Court to assume certain contracts on a limited, focused, and narrowly-tailored basis. To date, the Company has been able to extend nearly all of its expiring supplier contracts in the ordinary course of business and has made use of the provisions of the Court order as circumstances have warranted.

Transformation Plan. On March 31, 2006, Delphi announced its transformation plan. On the same date, we initiated a “dual track” process to obtain authority from the Court to reject our collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with our labor unions and GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. On March 31, 2006, we also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, we have not unilaterally revised the terms and conditions on which we have continued to supply parts to GM under expired contracts or filed additional contract rejection motions. As with our labor unions, we remain committed to reaching consensual resolution with GM on this and several issues pertaining to our transformation plan. Refer to Framework Agreement with Potential Plan Investors below.

Framework Agreement with Potential Plan Investors. On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and on January 18, 2007, an amendment and supplement thereto (collectively, the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. In addition, the PSA describes plan terms related to the terms of the preferred stock to be issued under the plan, the establishment of a joint claims oversight committee, certain corporate governance provisions, and certain conditions precedent to plan effectiveness. On January 12, 2007, the Bankruptcy Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept an investment proposal from affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS (together with the Investor Affiliates and Merrill, the “Plan Investors”), under the terms of an Equity Purchase and Commitment Agreement (“EPCA”), pursuant to which the Plan Investors would invest up to $3.4 billion in reorganized Delphi. The EPCA was entered into on January 18, 2007, and amended the same day.

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

In addition, the Plan Investors’ commitments under the EPCA are subject to the completion of due diligence to the satisfaction of the Plan Investors in their sole discretion, satisfaction or waiver of numerous other conditions, including Delphi’s achievement of consensual agreements with its U.S. labor unions and GM that are acceptable to an affiliate of Cerberus and an affiliate of Appaloosa in their sole discretion, and the non-exercise by either Delphi or the Plan Investors of certain termination rights, all of which are more fully described in the EPCA. The EPCA may also be terminated by the Company or the Plan Investors prior to the consummation of the transactions contemplated by the EPCA upon the occurrence of certain events set forth in the EPCA. One of those events has occurred when the Company and its subsidiaries did not on or prior to January 31, 2007 enter into: (a) tentative labor agreements between the Company and its applicable subsidiaries, on the one hand, and each of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (the “IUE-CWA”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USWA”), AFL-CIO/CLC, on the other hand; or (b) a settlement agreement with GM. As a result, an affiliate of Cerberus, an affiliate of Appaloosa or the Company may terminate the EPCA by giving notice on or before February 28, 2007. If neither the Plan Investors nor the Company gives notice terminating the EPCA on or before February 28, 2007, in the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Plan Investors $100 million in connection with an alternative investment transaction as described in the immediately following paragraph.

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

The EPCA and the PSA also include certain corporate governance provisions for the reorganized Delphi. The reorganized Delphi would be governed by a 12-member Board of Directors, two of whom would be an Executive Chairman and a Chief Executive Officer (“CEO”) and President. As part of the new corporate governance structure, the current Delphi board of directors along with the Plan Investors both anticipate and agree that Rodney O’Neal would continue as CEO and president of the reorganized Delphi.

In addition, the EPCA provides that a five member selection committee, consisting of Delphi’s Board of Directors lead independent director, John Opie, a representative of each of Delphi’s two statutory committees, and a representative of each of Delphi’s two lead Plan Investors — Cerberus and Appaloosa — would select the Company’s post-emergence Executive Chairman as well as four independent directors (one of whom may be from Delphi’s current board of directors). Cerberus and Appaloosa must both concur in the selection of the Executive Chairman, but do not vote on the four independent directors. In addition, Cerberus and Appaloosa will each appoint three of the remaining six members of the new board of directors. The new board of directors must satisfy all applicable SEC and exchange independence requirements. Executive compensation for the reorganized company must be on market terms determined by Delphi’s current compensation consultant, must be reasonably acceptable to the Plan Investors, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the plan of reorganization.

The parties to the PSA acknowledge that Delphi and GM presently intend to pursue agreements, to be documented in Delphi’s reorganization plan, the order confirming the reorganization plan and/or the documents related to Delphi’s settlement with GM, as applicable, concerning, among other matters: (a) triggering of the GM guarantees with respect to certain benefit obligations that Delphi has to certain of its unionized workers; (b) assumption by GM of certain postretirement health and life insurance obligations for certain Delphi hourly employees; (c) funding of Delphi’s underfunded pension obligations, including by the transfer to the GM Hourly-Rate Employees Pension Plan, pursuant to a transaction governed by Section 414(l) of the Internal Revenue Code of 1986, as amended, of certain of Delphi’s pension obligations in exchange for a note to be paid in full in cash within ten days following the effective date of the Plan; (d) provision of flowback opportunities at certain GM facilities for certain Delphi employees; (e) GM’s payment of certain retirement incentives and buyout costs under current or certain future attrition programs for Delphi employees; (f) GM’s payment of mutually negotiated buy-downs; (g) GM’s payment of certain labor costs for Delphi employees; (h) a revenue plan governing certain other aspects of the commercial relationship between Delphi and GM; (i) the wind-down of certain Delphi facilities and the sales of certain Delphi business lines and sites; (j) Delphi’s support for GM’s efforts to re-source products purchased by GM; (k) licensing of Delphi’s intellectual property to GM or for its benefit; (l) treatment of the environmental matters agreement between Delphi and GM; (m) treatment of normal course items, such as warranty, recall and product liability obligations; and (n) treatment of all other executory contracts between Delphi and GM. The parties to the PSA agreed to negotiate in good faith all of the documents and transactions described above, although the parties to the PSA acknowledged that no party has any obligation to enter into any such documents or consummate any such transactions.

The plan framework described in the PSA, which is predicated in part upon Delphi’s business plan and resolution of the GM issues, outlines the potential recoveries to Delphi’s stakeholders:

•	All senior secured debt would be refinanced and paid in full and all allowed administrative and priority claims would be paid in full.

•	Trade and other unsecured claims and unsecured funded debt claims would be satisfied in full with $810 million of common stock (18 million of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and the balance in cash. The framework requires that the amount of allowed trade and unsecured claims (other than funded debt claims) not exceed $1.7 billion, excluding all allowed accrued postpetition interest thereon, and that the amount of cash and common stock distributed will be reduced proportionately by the amount that allowed trade and other unsecured claims (excluding funded debt claims) are less than $1.7 billion.

•	In exchange for GM’s financial contribution to Delphi’s transformation plan, and in satisfaction of GM’s claims against Delphi, GM would receive 7 million of a total of 135.3 million shares of common stock in the reorganized Delphi, $2.63 billion in cash, and an unconditional release of any alleged estate claims against GM. In addition, as with other customers, certain GM claims would flow through the chapter 11 cases and be satisfied by the reorganized company in the ordinary course of business.

•	All subordinated debt claims would be allowed and satisfied with $450 million of common stock (10 million of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share and the balance in cash.

•	Holders of existing equity securities in Delphi would receive $135 million of common stock (3 million of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and rights to purchase 56.7 million shares of common stock in the reorganized Delphi for $1.984 billion at a deemed exercise price of $35 per share (subject to the rights offering becoming effective and other conditions).

•	The PSA also reaffirms Delphi’s earlier commitment to the preservation of the vested benefits of the salaried and hourly defined benefit pension plans and will include an arrangement to fund approximately $3.5 billion of pension obligations. Between $1.5 billion and $2.0 billion of this amount may be satisfied through GM taking an assignment of Delphi’s net pension obligations under applicable federal law. GM will receive a note in the amount of such assignment on market terms that will be paid in full within ten days following the effective date of the reorganization plan. Through this funding, Delphi will make up required contributions to the pension plans that were not made in full during the chapter 11 cases.

The PSA will be terminated if the EPCA is terminated. In addition, after April 1, 2007, any party to the PSA can terminate the PSA for any reason or no reason by delivering a notice of termination to the other parties to the PSA; provided, however, that neither Delphi nor the Plan Investors can exercise such right after the Court approves Delphi’s disclosure statement with respect to the plan of reorganization. Nevertheless, Delphi believes that the agreements that are the basis for the PSA provide Delphi with a platform to complete the transactions contemplated therein and thereafter conclude these chapter 11 cases.

Potential Divestitures, Consolidations and Wind-Downs. As part of the transformation plan, we identified non-core product lines that do not fit into our future strategic framework and which we are seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with our customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts. We also have begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of certain operations in Europe. Non-core product lines, announced on March 31, 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of catalysts with approximately $260 million of 2006 net sales, which is included in the Powertrain Systems segment, and the Steering segment with approximately $2.6 billion of net sales in 2006, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 21. Segment Reporting to the consolidated financial statements. We continually evaluate our product portfolio and could retain these or exit certain other businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, the Company has decided that the power products business line no longer fits within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and it is considered a non-core product line. We intend, subject to obtaining union and Court approval as necessary, to sell or wind-down non-core product lines and manufacturing sites by early 2008.

     Case Resolution

Exclusivity. Under the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the date of the filing to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Court. At the Debtors’ request, the Court has extended the exclusivity period for filing a plan to July 31, 2007 and the period for obtaining necessary acceptances to September 30, 2007. We may request additional extensions. If the Debtors’ exclusivity period lapses, any party-in-interest may file a plan of reorganization for the Debtors.

Proofs of Claim. On April 12, 2006, the Court entered an order establishing July 31, 2006 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings must be filed if the claimants wish to receive any distribution in the chapter 11 cases. On April 20, 2006, the Debtors commenced notification, including publication, to all known actual and potential creditors, informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. The Debtors’ claims agent received approximately 16,500 proofs of claim. In the aggregate, total proofs of claim and schedules not superceded by proofs of claim assert approximately $37 billion in aggregate liquidated claims, including approximately $900 million in intercompany claims plus certain schedules and unliquidated claims. Differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors are being investigated and, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. As of February 5, 2007, the Debtors have objected to approximately 10,700 proofs of claim which asserted approximately $9 billion in aggregate liquidated amounts plus additional unliquidated amounts. The Court has entered orders disallowing approximately 7,400 of those proofs of claim, which orders reduced the amount of asserted claims by approximately $8 billion in aggregate liquidated amounts plus additional unliquidated amounts.

Plan of Reorganization Generally; Impact of Reorganization.  After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties-in-interest. Following the solicitation period, the Court will consider whether to confirm the plan. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. Under certain circumstances, the Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

As a result of the Chapter 11 Filings, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization will most likely materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, postpetition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. Despite the outline of recoveries provided in the PSA, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. In addition, as Delphi executes its transformation plan through the chapter 11 process, it will likely incur additional prepetition claims as collective bargaining agreements, executory contracts, retiree health benefits and pension plans, and the other liabilities of the Company are addressed and resolved to maximize stakeholder value going forward.

A plan of reorganization could result in holders of Delphi’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by Delphi’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Delphi considers the value of its common stock to be highly speculative and it may ultimately be determined to have no value, particularly if the Company is unable to consummate the transactions set forth in the PSA and the EPCA. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

Legacy Liabilities; Key Stakeholders. On March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June. Since that time, the hearing on the 1113 and 1114 motion has been adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the section 1113 and 1114 motion. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of either the EPCA or the PSA to set a hearing date on the motion as may be then requested by the Debtors. Representatives of certain unions whose labor agreements are subject to the motion, including the UAW and the IUE-CWA, have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing, the goal of which is to reach a consensual resolution, but the parties have not yet reached comprehensive agreements.

Prior to filing the motion to reject the Debtors’ U.S. labor agreements, Delphi, GM and UAW entered into a three-party agreement establishing a special attrition program (the “UAW Special Attrition Program”), pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The program also provided a pre-retirement program for employees with at least 27 and fewer than 30 years of credited service. In addition, employees who elected to participate were eligible to retire as employees of Delphi or to flowback to GM and retire. On May 8, 2006 and May 12, 2006, the Court entered an order and an amended order, respectively, approving the UAW Special Attrition Program. Delphi, GM, and the UAW subsequently agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that expanded the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provided buyouts for UAW-represented hourly employees (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The buyout payments, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. On June 16, 2006, Delphi, GM and the IUE-CWA reached agreement on the terms of a special attrition program (the “IUE-CWA Special Attrition Program”) which mirrored in all material respects the UAW Attrition Programs. The cash cost of the lump sum incentive payments of $35,000 per eligible employee and one-half of the buyout payments will be paid by Delphi and reimbursed by GM. GM will receive an allowed prepetition general unsecured claim equal to the amount it reimburses Delphi for the buyout payments. The UAW Supplemental Agreement and the IUE-CWA Special Attrition Program were approved by the Court on June 29, 2006, and on July 7, 2006, the Court entered the order approving the motion. Approximately 21,800 U.S. hourly employees represented by the UAW were eligible for buyout payments, with approximately 14,700 of those employees eligible to participate in the retirement and pre-retirement programs. Approximately 12,400 Delphi employees, representing approximately 84% of the retirement-eligible UAW workforce, elected to retire by January 1, 2007. Approximately 1,400 UAW employees elected the buyout option. Approximately 7,500 U.S. hourly employees represented by the IUE-CWA were eligible for buyout payments, with approximately 3,200 of those employees eligible to participate in the retirement and pre-retirement programs. Approximately 6,200 Delphi employees, representing approximately 82% of the eligible IUE-CWA workforce, elected an attrition option within the program provisions. Of these employees, approximately 2,500 employees elected to retire by January 1, 2007 and approximately 3,700 employees elected the buyout option. Although during 2006 many traditional U.S. hourly employees elected to leave the Company, Delphi replaced a portion of such employees with either temporary replacements or hourly employees hired under the Company’s 2004 Supplemental Wage Agreement which provides for more competitive wages and benefits.

On May 18, 2006, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the UAW Special Attrition Program (the “First Wilmington Trust Appeal”). On July 17, 2006, Wilmington Trust filed a notice of appeal from the order approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program (the “Second Wilmington Trust Appeal”). On September 5, 2006, the parties to the First Wilmington Trust Appeal filed a stipulated motion to extend until October 27, 2006, the deadline for Wilmington Trust to file its opening brief. Such deadline was later extended until February 1, 2007. In recognition that Wilmington Trust’s objections to the UAW and IUE-CWA Special Attrition Programs might be mooted, on January 4, 2007, the parties sought entry of orders temporarily suspending all appellate litigation. On January 8, 2007, the federal district court presiding over the Second Wilmington Trust Appeal directed that the Second Wilmington Trust Appeal be placed on the court’s suspense docket. On January 29, 2007, the federal district court entered an order directing that the First Wilmington Trust Appeal be placed in suspense to provide the parties with an extended opportunity to reach consensual agreement. Pursuant to such order in the First Wilmington Trust Appeal, Wilmington Trust must file its opening brief for that matter by May 1, 2007, or provide the federal district court with a status report regarding negotiations by such date. Delphi does not expect the resolution of this matter to have a material impact on its financial statements.

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

As part of a comprehensive restructuring plan to improve overall competitiveness, we recognized the need to reduce selling, general and administrative costs, both to size these costs with the rationalized product portfolio and to increase overall competitiveness. This includes realigning certain salaried benefit programs. In addition, once we emerge from chapter 11, as part of our transformation plan, we will need to fund our U.S. defined benefit pension plans. We have identified cost saving opportunities along with the planned portfolio and product rationalizations and intend to reduce our global salaried workforce by using existing salaried separation pay programs and by taking advantage of attrition. In addition, to retain our existing U.S. defined benefit pension plans for both hourly and salaried workers, management and the Board of Directors are considering freezing those plans and adopting or modifying defined contribution plans to include flexibility for both direct Company contributions and Company-matched employee contributions. At the same time, salaried health care plans may be restructured to implement increased employee cost sharing.

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

Industry

The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. We believe that several key trends have been reshaping the automotive parts industry over the past several years. These trends are impacting product design and focus, VM sourcing decisions and global footprint. In addition, increasing competition from non-U.S. suppliers coupled with lower volumes of domestic VMs is driving further consolidation in the domestic supplier industry. Delphi’s challenge is to continue developing leading edge technology, focus that technology toward products with sustainable margins that enable our customers, both VMs and others, to produce distinctive market-leading products, and use the chapter 11 process to address the competitiveness of our core U.S. operations and lower our overall cost structure. As part of our transformation plan we have identified a core portfolio of products that draw on our technical strengths and where we believe we can provide differentiation to our automotive, aftermarket, consumer electronics, and adjacent markets such as commercial vehicles, medical systems, military/aerospace, telecommunications, commercial, residential, and transportation products. For more information on our core product portfolio refer to Item 1. Business - Products and Competition in this Annual Report.

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

Pricing Pressures. The cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. Our customer supply agreements generally require step downs in component pricing over the period of production. VMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive VMs, and, as such, Tier 1 suppliers are subject to substantial continuing pressure from VMs to reduce the price of their products. We anticipate continued pricing pressure as VMs pursue restructuring and cost cutting initiatives.

Volume Reductions for Domestic VMs. The domestic VMs have experienced decreasing sales volume in recent years of overall North American market growth. The resultant loss of market share has had an adverse effect on the domestic automotive suppliers. Growth of non-U.S. VMs, accounting for increasing percentages of vehicles sold in North America, has been accompanied by relative sales growth for transplant suppliers. We are focusing our efforts on offsetting the declining position of the domestic VMs by expanding beyond the traditional customer base both within North America and globally.

Commodity Economics. The automotive supplier industry has been experiencing inflationary cost pressures related to commodity pricing. Key areas of commodity cost pressures for the industry include aluminum, copper, platinum group metals, resins and steel. We anticipate continued pressure on the industry as suppliers are not typically able to pass the increased commodity costs onto the VMs, particularly domestic VMs who have historically competed on the basis of price, and have recently been losing market share to non-U.S. VMs.

Benefit Costs. Healthcare and retirement benefit costs continue to be a prominent concern for many corporations. U.S. automotive suppliers are currently working under growing pressure to bring these costs in line with global competitors that have significantly lower healthcare, pension and other postretirement benefits (“OPEB”) costs.

Ongoing Industry Consolidation and Restructuring. The trend of consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. The need for suppliers to provide VMs with single-point sourcing of integrated systems and modules on a global basis has also fueled industry consolidation. Additionally, VMs are experiencing rapid consolidation which affects customer/supplier relationships and provides opportunities and risks as suppliers attempt to secure global supply contracts across broader vehicle platforms. Finally, the combination of decreasing volumes of domestic VMs, and increasing competition from non-U.S. VMs and transplant suppliers, who generally have lower and more flexible cost structures, has accelerated the pace of consolidation and the need of many domestic suppliers, including Delphi, to restructure operations and refocus product design and development to enable them to compete more effectively.

Research, Development and Intellectual Property

Delphi maintains technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2006, we employed approximately 20,000 engineers, scientists and technicians around the world, including 17,000 at our technical centers and customer centers, with over one-third focused on electronic and high technology products, including software algorithm development. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products and during 2006 we maintained our total expenditures for research and development activities (including engineering) despite cost pressures in other aspects of our business. Total expenditures for research and development activities (including engineering) were approximately $2.1 billion, $2.2 billion, and $2.1 billion for the years ended December 31, 2006, 2005, and 2004, respectively. We seek to maintain our research and development activities in a more focused product portfolio and to allocate our capital and resources to those products with distinctive technologies and greater electronics content; however, our ability to do so will depend significantly on our ability to continue to generate sufficient cash from operations over and above that needed to support ongoing operations and the significant reorganization activity planned.

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

Delphi’s Chapter 11 Filings related solely to its U.S. operations. Delphi’s operations outside of the United States generally are profitable and cash flow positive. Nevertheless, we have been and will continue to seek to optimize our manufacturing footprint to lower our overall cost structure. In particular in recent years, we have been reducing our manufacturing footprint in Western Europe. We expect that such trend will continue. In particular, in February 2007 our Spanish subsidiary announced the planned closure of a chassis and steering products manufacturing facility in Cadiz, Spain. The facility has approximately 1,600 employees. Our Spanish subsidiary is exploring all strategic options to contain the costs associated with such closure. Delphi has not recognized any significant amounts related to this planned closure as of year end. However, based on the February 2007 announcement Delphi could incur costs for closure based upon the outcome of negotiations with the unions representing the affected employees.

Core Product Portfolio Upon Emergence. As announced on March 31, 2006, Delphi focused its product portfolio on those core technologies for which we believe we have significant competitive and technological advantages. We do not expect the portfolio changes will have a significant impact on Delphi’s independent aftermarket, consumer electronics or medical businesses. Delphi will concentrate the organization around the following core strategic product lines:

•	Controls & Security (Body Controllers & Security Systems, Mechatronics and Displays)

•	Electrical/Electronic Architecture (Electrical/Electronic Distribution Systems, Connection Systems and Electrical Centers)

•	Entertainment & Communications (Audio, Navigation and Telematics)

•	Powertrain (Diesel and Gas Engine Management Systems)

•	Safety (Occupant Protection Systems and Safety Electronics)

•	Thermal (Climate Control & Powertrain Cooling)

Delphi implemented changes to our organizational structure and management reporting to support the management of these core product lines. In conjunction with these organizational and management reporting changes Delphi re-evaluated its reportable segments as required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company changed its reporting segments in the third quarter of 2006, as the organizational changes were effective July 1, 2006 which resulted in six reportable segments as compared to our former three reportable segments.

Our current product offerings are organized in the following six segments: Electronics and Safety, Thermal Systems, Powertrain Systems, Electrical/Electronic Architecture, Steering, as well as the Automotive Holdings Group. Our product segment offerings and principal competitors as of December 31, 2006 are described below. Refer to Note 21. Segment Reporting to the consolidated financial statements and Management’s Discussion and Analysis and Results of Operations in this Annual Report for additional financial information regarding each sector. In addition to the six segment product reporting, we have product sales in the automotive aftermarket, consumer electronics, and the medical device industry which are reported in the Corporate — Other segment.

Electronics and Safety. Our Electronics and Safety segment accounted for $4,899 million, $5,120 million, and $5,322 million of our 2006, 2005, and 2004 sales, respectively. Electronics and Safety had operating income of $197 million, $177 million, and $325 million in 2006, 2005, and 2004, respectively. This segment offers a wide range of electronic and safety equipment in the areas of controls, security, entertainment, communications, and safety systems. Our controls and security products primarily consist of body computers, security systems and mechatronics (interior switches, integrated center panel, gear shift sensors). Our entertainment and communications business primarily consists of advanced reception systems, digital receivers, satellite audio receivers, navigation systems, rear-seat entertainment, and wireless connectivity. Our safety systems primarily consist of airbags, occupant detection systems, collision warning systems, advanced cruise control technologies, safety electronics, seat belts, and steering wheels. Our principal competitors in the Electronics and Safety segment include Siemens VDO Automotive, Denso Corporation, Valeo Inc., Bosch Group, Autoliv Inc. and TRW Automotive.

Thermal Systems. Our Thermal Systems segment accounted for $2,387 million, $2,341 million, and $2,352 million of our 2006, 2005, and 2004 sales, respectively. Thermal Systems had operating losses of $236 million, $146 million, and $76 million in 2006, 2005, and 2004, respectively. This segment offers energy efficient thermal system and component solutions for the automotive market and continues to develop applications for the non-automotive market. Delphi’s Automotive Thermal Products are designed to meet customers’ needs for powertrain thermal management and cabin thermal comfort (climate control). Main powertrain cooling products include condenser, radiator and fan module assemblies and components, which includes radiators, condensers and charge air cooling heat exchangers. Climate control portfolio includes HVAC modules, with evaporator and heater core components, Compressors and Controls. Principal competitors in the thermal automotive segment include Behr GmbH & Co. KG, Denso Corporation, Valeo Inc. and Visteon Corporation.

Powertrain Systems. Our Powertrain Systems segment accounted for $5,218 million, $5,310 million, and $6,139 million of our 2006, 2005, and 2004 sales, respectively. Powertrain Systems had operating losses of $240 million and $558 million, in 2006 and 2005, respectively and operating income of $170 million in 2004. This segment offers high quality products for complete engine management systems (“EMS”) to help optimize performance, emissions and fuel economy. They include gasoline and diesel EMS, fuel handling systems and evaporative emissions systems. Our gasoline EMS portfolio features fuel injection and air/fuel control, valve train, ignition, sensors and actuators, transmission control products, exhaust systems and powertrain electronic control modules with software, algorithms and calibration. Our diesel EMS product line offers high quality common rail system technologies and they are selected by many of the world’s top automakers. We supply integrated fuel handling systems for gasoline, diesel, flexfuel and biofuel configurations. We have innovative evaporative emissions systems that are recognized as industry-leading technologies by our customers in North America and Europe. Principal competitors in the Powertrain Systems segment include Bosch Group, Denso Corporation, Magneti Marelli Powertrain USA, Inc. and Seimens VDO Automotive.

Electrical/Electronic Architecture. Our Electrical/Electronic Architecture segment accounted for $5,365 million, $5,310 million, and $5,520 million of our 2006, 2005, and 2004 sales, respectively. Electrical/Electronic Architecture segment had an operating loss of $267 million in 2006 and operating income of $127 million and $269 million, in 2005 and 2004, respectively. This segment offers complete Electrical/Electronic Architectures for our customer-specific needs that help reduce production cost, weight and mass, and improve reliability and ease of assembly. Our high quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the aerospace and military and telematics sectors. Our electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system. Our distribution systems are integrated into one optimized vehicle electrical system utilizing smaller cable and gauge sizes and ultra-thin wall insulation. Our principal competitors in the Electrical/Electronic Architecture segment include Yazaki Corporation, Sumitomo, Lear Corporation, Molex Inc. and Tyco International.

Steering. Our Steering segment accounted for $2,592 million, $2,612 million, and $2,896 million of our 2006, 2005, and 2004 sales, respectively. Steering had operating losses of $356 million, $374 million, and $134 million in 2006, 2005, and 2004, respectively. This segment offers halfshaft and steering system products. Our global halfshaft manufacturing and design capabilities meet stringent durability and packaging requirements for a diverse customer base. Our halfshaft products provide high quality performance for a wide range of torque capacities offering an improved steering feel and enhanced handling characteristics. Our major competitors in halfshafts include GKN Driveline and NTN Corporation. Our steering system products include steering columns, intermediate shafts, rack & pinion gears, integral gears, power steering pumps, power steering hoses, and electric power steering. We are a world leader in the development of “wheel-to-wheel” solutions for VMs that enhance safety, driver comfort and convenience, and fuel efficiency. Our principal competitors in steering systems include JTEKT Corporation, ZF Friedrichshafen AG, TRW Automotive, NSK Corporation, ThyssenKrupp Presta, and Mando Corporation.

Automotive Holdings Group. Our Automotive Holdings Group (“AHG”) accounted for $5,635 million, $5,692 million, and $6,134 million of our 2006, 2005, and 2004 sales, respectively. Automotive Holdings Group had operating losses of $1,168 million, $1,374 million, and $1,081 million in 2006, 2005, and 2004, respectively. AHG is comprised of select plant sites and non-core product lines that we will seek to sell or wind-down, for further information, refer to Item 1. Business — Chapter 11 Cases — Activity Throughout Duration of Chapter 11 Cases, Potential Divestitures, Consolidations, & Wind-downs in this Annual Report. Examples of AHG manufactured products include: suspension, brake, compressors, ignition, fuel handling and interiors. AHG’s sales are predominantly to GM or Tier 1 suppliers which ultimately sell our products to GM.

Customers

We primarily sell our products and services to the major global VMs. GM activity includes GM and its consolidated subsidiaries. Activity with GM’s non-consolidated subsidiaries (such as GM Shanghai) and activity with other Tier 1 suppliers which sell directly to GM is classified as other customer activity. As a percentage of sales, our non-GM sales were 56% in 2006. Our business with customers other than GM has increased since the Separation. While we expect our non-GM business to continue to increase, we anticipate that GM will remain our largest customer for a period of time due to forward commitments to supply relationships and our historic relationship with GM. Our sales to GM continue to decline, principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-core businesses, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied to GM. Delphi is currently facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production. We currently supply parts to each regional sector of GM’s automotive operations, including its automotive operations in the U.S., Canada and Mexico (“GM-North America”), and GM’s automotive operations throughout the rest of the world (“GM-International”). In addition, we sell our products to the worldwide aftermarket for replacement parts, including GM’s Service and Parts Operations (“GM-SPO”) and to other distributors and retailers (“Independent Aftermarket and Consumer Electronics”). While we intend to continue to focus on retaining and winning GM’s business in each of our core strategic product lines, we cannot provide assurance that we will succeed in doing so. Additionally, our revenues may be affected by changes in GM’s business or market share and that impact will likely vary by region.

The following table shows our total net sales for each of the last three years:

	Total Net Sales
	Year Ended December 31,
	2006		2005		2004
Customer	$	%	$	%	$	%
	(dollars in millions)

GM-North America	$9,560	36.2%	$10,643	39.5%	$12,706	44.4%
GM-International	1,526	5.8%	1,464	5.4%	1,788	6.3%
GM-SPO	550	2.1%	753	2.8%	923	3.2%

Total GM	11,636	44.1%	12,860	47.7%	15,417	53.9%
Other customers	14,756	55.9%	14,087	52.3%	13,205	46.1%

Total net sales	$26,392	100.0%	$26,947	100.0%	$28,622	100.0%

Included in sales to other customers in the foregoing table are sales to all customers other than GM and its consolidated subsidiaries, including sales to other major global VMs and sales to Tier 1 suppliers who ultimately sell to GM. Sales to five of these other major global VMs exceeded $750 million in 2006 including Ford Motor Company, DaimlerChrysler Corporation, Volkswagen Group, Hyundai and Renault/Nissan Motor Company, Ltd. Also included in sales to other customers are sales to independent aftermarket customers, consumer electronics customers, manufacturers of medium-duty and heavy-duty trucks and off-road equipment, and other new customers beyond our traditional automotive customer base.

Sales Backlog

We receive VM purchase orders for specific components supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, and do not require the customer to purchase a minimum quantity. Customers can impose competitive pricing provisions on those purchase orders each year, thereby reducing our profit margins or increasing the risk of our losing future shipments under those purchase orders. Additionally, our largest customer GM reserves a right to terminate for convenience on certain of our long-term supply contracts. Termination for convenience means GM can terminate the contract at any time for any reason. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or high dealer inventory levels. Accordingly, even though we have purchase orders covering multiple model years, they do not meet the definition of backlog.

Delphi’s Global Operations

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,
	2006				2005				2004
	Net Sales				Net Sales				Net Sales
		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property
	(dollars in millions)

North America	$10,165	$6,754	$16,919	$2,498	$11,445	$6,827	$18,272	$2,999	$13,724	$5,909	$19,633	$3,439
Europe, Middle East, & Africa	1,010	5,812	6,822	1,642	967	5,733	6,700	1,607	1,286	6,020	7,306	1,998
Asia Pacific	82	1,838	1,920	408	90	1,213	1,303	363	97	1,001	1,098	376
South America	379	352	731	147	358	314	672	139	310	275	585	133

Total	$11,636	$14,756	$26,392	$4,695	$12,860	$14,087	$26,947	$5,108	$15,417	$13,205	$28,622	$5,946

Variability in Delphi’s Business

The majority of our business is related to automotive sales, which vary directly with the production schedules of our VM customers. The market for vehicles is cyclical and dependent on general economic conditions, consumer spending and buying preferences. The rate at which our customers build vehicles depends on their market performance as well as company specific inventory and incentive strategies. Any significant reduction or increase in automotive production by our customers has a material effect on our business.

We have substantial operations in major regions of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal, as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Accordingly, our results may reflect this seasonality.

Raw Materials

The principal raw materials we use to manufacture our products include aluminum, copper, lead, platinum group metals, resins, and steel. All of these raw materials, except the platinum group metals, are available from numerous sources. Currently, most of the platinum group metals we use for catalytic converters produced for GM are procured directly from GM. Delphi purchases its remaining platinum group metal requirements directly from Delphi suppliers, which primarily obtain or produce platinum group metals from locations in South Africa and North America. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

For the past three years, we were challenged by commodity cost increases, most notably steel, resins, aluminum and copper. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2006. In the case of copper, and to a lesser extent platinum group metals, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products, though in some cases there is a lapse of time before we are able to pass price increases through to our customers. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms that allow us to recover the actual commodity costs we are incurring. Steel supply has continued to be constrained and commodity cost pressures intensified as our supply contracts expired during 2006. We expect commodity cost pressures will continue during 2007. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. Additionally, Delphi manages its exposure to fluctuations in certain commodity prices, particularly various non-ferrous metals used in our manufacturing operations, by entering into a variety of forward contracts and swaps with various counterparties.

Environmental Compliance

We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.

Delphi is also subject to complex laws governing the protection of the environment and requiring investigation and remediation of environmental contamination. Delphi is in various stages of investigation and remediation at its manufacturing sites where contamination has been discovered. Additionally, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. We continue to believe that a reasonable outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. We have included an estimate of our share of the potential costs plus the cost to complete the investigation in our overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that we make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of our existing reserves. We will continue to re-assess any potential remediation costs and, as appropriate our overall environmental reserves as the investigation proceeds.

As of December 31, 2006 and December 31, 2005, our reserve for environmental investigation and remediation was approximately $118 million and $51 million, respectively, including approximately $3 million within liabilities subject to compromise at December 31, 2006 and December 31, 2005. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation. The increase in reserve levels at December 31, 2006, as compared to December 31, 2005, reflects the results of environmental investigations completed during 2006. Our transformation plan contemplates significant restructuring activity in the U.S., including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to our environmental reserve of approximately $70 million in 2006. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2006 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2006, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $115 million.

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

As discussed above, as part of its transformation plan, Delphi identified non-core product lines that do not fit into Delphi’s future strategic framework, which we are seeking to sell or wind-down. Any sale or wind-down process, however, is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. Generally we are seeking GM’s support with respect to any sale of product lines which could impact their business, including seeking their support (and consent, where required) to assign GM contracts. Our ability to obtain or require GM’s consent to an assignment of its existing agreements to a prospective buyer of a product line will also be impacted by the extent to which we exercise our rights to reject, or assign and assume, contracts under the Bankruptcy Code. For more information regarding these matters, refer to Item 1. Business — Chapter 11 Cases, Contract

Rejection and Assumption Process in this Annual Report. In addition GM is a party to the PSA and has certain rights and obligations thereunder, refer to Item 1. Business — Framework Agreement with Potential Plan Investors.

VM Supply Agreements. GM continues to be our largest customer and, to compete effectively, we will need to continue to satisfy GM’s pricing, service, technology and increasingly stringent quality and reliability requirements, which, because we are GM’s largest supplier, particularly affect us.

Our business with GM and with other VMs is governed by supply contracts. Consistent with GM’s contracts with other suppliers, on a case by case basis, GM may terminate a supply contract with Delphi and “re-source” the business to another supplier for a variety of factors, such as our non-competitiveness (including, in many cases, price as well as quality, service, design, and technology), cause, expiration, and termination for convenience. Termination for convenience means GM can terminate the contract at any time for any reason. Although GM reserves a right to terminate for convenience under its standard terms and conditions, GM’s standard long term contracts limit GM’s termination for convenience rights and its rights to re-source for non-competitiveness. Our supply contracts with GM are generally either annual purchase orders, under which GM retains a right to terminate for convenience, or long-term contracts. Prior to October 1, 2003, GM’s standard long term contract provided that GM would not exercise a right to terminate for convenience or require that we be competitive in terms of pricing during the first 18 months of the contract. GM’s current standard long term contract provides that GM will not exercise its right to terminate for convenience except in the case of cancellation or modification of the related vehicle program, provided that GM may “re-source” for non-competitive pricing, technology, design or quality at any time during the contract period, subject to the requirement of notice and an opportunity for us to become competitive. In addition, our supply contracts with GM generally give GM the right to terminate in the event of a change in control of Delphi. Unilateral termination by GM of a majority of its supply contracts with us would have a material adverse effect on our business.

Our supply contracts also cover service parts we provide to GM for sale to GM-authorized dealers worldwide. Generally, similar to supply contracts with other VMs, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM in a range of three to five years after such service parts go “past model.” The term “past model” refers to parts for vehicles that are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties. The terms and pricing of other value-added services, such as special packaging and shipping agreements and other aftermarket products, are negotiated separately and captured in the supply contracts.

On March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. For further information, refer to Item 1. Business — Chapter 11 Cases, Contract Rejection and Assumption Process in this Annual Report. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was scheduled to commence on September 28, 2006, but was adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the motion. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of the EPCA or the PSA to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has continued to supply parts to GM under expired contracts or filed additional contract rejection motions. As with our labor unions, we remain committed to reaching consensual resolution with GM on this and several issues pertaining to our transformation plan.

Employee Matters. As part of the Separation, we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with our Separation from GM, GM granted the UAW-, IUE-CWA- and USWA-represented employees guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called to perform under the GM-UAW guarantee. Our indemnification obligations remain in effect until October 18, 2007. If our negotiations with our unions, including the UAW, and GM, do not result in a negotiated comprehensive restructuring plan which addresses our benefit obligations to our U.S. hourly employees or if we prevail in our motions currently before the Court and then use the Court approved authority requested to reject the collective bargaining agreements and modify or eliminate retiree medical and life insurance benefits for union retirees, GM’s guarantee may be called upon. If in turn, GM requests indemnification, we believe our obligation to indemnify GM will become a prepetition claim which will be subject to compromise in the chapter 11 cases. For further information refer to Item 1. Business — Legacy Liabilities; Key Stakeholders in this Annual Report.

Flowback Rights. Certain of our hourly UAW-represented employees in the U.S. are provided with opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. had similar opportunities to transfer to Delphi. If such a transfer occurs, in general, both our Company and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There is no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The employee will receive pension benefits from both the GM and Delphi pension plans based on the pro-rata years of service with each company. The company to which the employee transfers however, will be responsible for OPEB obligations, and that company receives a cash settlement from the other company. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations (also calculated on a pro-rata basis) associated with employees who transfer between our Company and GM. Cash settlement occurs in the year the employee is actuarially determined to retire. Cash settlement has not occurred between GM and Delphi since Delphi filed for bankruptcy in October 2005 and the flow of GM employees to Delphi was suspended for periods in 2006 and remains suspended. During the development of the plan of emergence, it is possible that certain of these provisions may be changed with the agreement of GM and the unions.

Employees — Union Representation

As of December 31, 2006, we employed approximately 171,400 people, of whom approximately 36,700 were salaried employees and approximately 134,700 were hourly employees. On a comparable basis, as of December 31, 2005, we employed approximately 184,200 people, of whom approximately 37,200 were salaried employees and approximately 147,000 were hourly employees. Our unionized employees are represented worldwide by approximately 50 unions, including the UAW, the IUE-CWA, the USWA, and Confederacion De Trabajadores Mexicanos (“CTM”). As of December 31, 2006 and 2005, approximately 18,300 and 22,900 hourly employees were represented by the UAW, approximately 1,900 and 7,900 by the IUE-CWA and approximately 1,100 and 900 by the USWA and other unions, respectively.

We entered into the Delphi-UAW National Labor Agreement and the Delphi-IUE-CWA National Labor Agreement in September 2003 and November 2003, respectively, covering a four-year term with each union. We assumed the terms of existing collective bargaining agreements for our U.S. employees represented by other unions, including those represented by the USWA, in connection with the Separation. The Delphi-USWA National Labor Agreement expires in September 2007.

As part of our chapter 11 cases, we are seeking modifications to our existing collective bargaining agreements. For further information refer to Item 1. Business — Legacy Liabilities; Key Stakeholders in this Annual Report.

ITEM 1A. RISK FACTORS

Set forth below (not necessarily in order of importance or probability of occurrence) are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Statement Regarding Forward-Looking Statements in this Annual Report.

Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code

If We Are Unable To Successfully Reorganize Our Capital Structure And Operations And Implement Our Transformation Plan Through the Chapter 11 Process, The Debtors May Be Required To Liquidate Their Assets.

Commencing October 8, 2005, and October 14, 2005, the Company and certain of our U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 Filings include, but are not limited to, the following:

•	The chapter 11 cases may adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We may have difficulty continuing to obtain and maintain contracts, including critical supply agreements, necessary to continue our operations at affordable rates with competitive terms.

•	We may have difficulty maintaining existing customer relationships and winning awards for new business.

•	We may not be able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from chapter 11.

•	Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	The Debtors may not be able to obtain Court approval or such approval may be delayed with respect to motions made in the chapter 11 cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	The Debtors may be unable to maintain satisfactory labor relations as they seek to negotiate changes to their existing collective bargaining agreements and modify certain retiree benefits.

•	Representatives of certain of the unions representing the Debtors’ U.S. hourly employees, including the UAW and IUE-CWA, have indicated that they received membership authorization and may call for a strike by their employee members in the event the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion before the Court under sections 1113 and 1114 of the Bankruptcy Code.

•	We may have difficulty selling or exiting non-core businesses in a timely manner due to union or customer concerns. Failure to timely exit the non-core businesses could have a negative impact on future earnings and cash flows.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. We are currently financing our operations during our reorganization cases using funds from operations and borrowings under our Refinanced DIP Credit Facility and overseas factoring and securitization of accounts receivable. We may be unable to operate pursuant to the terms of our Refinanced DIP Credit Facility, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the chapter 11 cases. For more information regarding the terms of our DIP facility during 2006 and the Refinanced DIP Credit Facility entered into in January 2007, and other uses and sources of financing, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

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

In addition, the uncertainty regarding the eventual outcome of our transformation plan, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, the success and Court approval of a reorganization plan, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.

Under the absolute priority rules established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities accrued during the pendency of the chapter 11 cases must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of Delphi’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by Delphi’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Delphi considers the value of its common stock to be highly speculative and it may ultimately be determined to have no value, particularly if the Company is unable to consummate the transactions set forth in the PSA and the EPCA. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

Our Ability To Utilize Our Net Operating Loss Carryforwards And Other Tax Attributes May Be Limited.

We have significant net operating loss carryovers (“NOLs”) and other U.S. federal income tax attributes. Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation’s ability to utilize NOLs and other tax attributes following a Section 382 ownership change. While we believe that we have not undergone any Section 382 ownership change to date, we cannot give any assurance that we will not undergo a Section 382 ownership change prior to emerging from chapter 11. We expect that we will undergo a Section 382 ownership change upon emergence from chapter 11 and, consequently, our ability to utilize our NOLs and other tax attributes may be limited. In this regard, it should be noted that we have previously recorded a full valuation allowance against our U.S. deferred tax assets with respect to these tax attributes.

Business Environment and Economic Conditions

The Cyclical Nature Of Automotive Sales And Production Can Adversely Affect Our Business.

Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels, consumer confidence and fuel costs. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive sales and production by our customers will have a material adverse effect on our business, results of operations and financial condition.

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

We Depend On General Motors Corporation As A Customer, And We May Not Be Successful At Attracting New Customers.

GM is our largest customer and accounted for 44% of our total net sales in 2006, and a portion of our non-GM sales are to Tier 1 suppliers who ultimately sell our products to GM. In addition, GM accounts for an even greater percentage of our net sales in North America where we have limited ability to adjust our cost structure to changing economic and industry conditions and where we are faced with high wage and benefit costs. Additionally, our revenues may be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM is unable or unwilling to engage in a business relationship with us on a basis that involves improved terms for Delphi (as compared to those currently in place), we believe that the Company’s sales, cost structure and profitability will be adversely affected. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. To the extent that we do not maintain our existing level of business with GM, we will need to attract new customers or our results of operations and financial condition will be adversely affected. There can be no assurance that we will be successful in expanding our existing customer base.

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

Cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. Our customer supply agreements generally require step downs in component pricing over the period of production. VMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive VMs, and, as such, Tier 1 suppliers are subject to substantial continuing pressure from VMs to reduce the price of their products. We believe these pricing pressures may further intensify as VMs pursue restructuring and cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.

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

We Operate In The Highly Competitive Automotive Supply Industry.

The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Many of our competitors operate with lower overall and/or more flexible cost structures than we do. In particular, we face restrictions in our ability to adjust our cost structure to reduced VM production volumes or demand for our products. This in turn may limit our ability to redeploy resources toward research and development of new technology or to quickly respond to changing market demand or consumer preferences. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the markets in which we compete may attract new entrants, particularly in low cost countries. As a result, our sales levels and margins could be adversely affected by pricing pressures caused by such new entrants. These factors led to selective resourcing of future business to non-U.S. competitors in the past and may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products.

Certain Disruptions In Supply Of And Changes In the Competitive Environment For Raw Materials Integral To Our Products May Adversely Affect Our Profitability.

We use a broad range of materials and supplies, including metals, castings, chemicals and electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect our profitability. Significant changes in the competitive environment in the markets where our company purchases material, components and supplies for the production of our products or where our products are produced, distributed or sold also may adversely affect our profitability. In addition, our profitability may be adversely affected by changes in economic conditions or political stability in the markets where our company procures material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (e.g., North America, Europe, South America and Asia Pacific).

In recent periods there have been significant increases in the global prices of aluminum, copper, lead, platinum group metals, resins and steel, which have had and may continue to have an unfavorable impact on our business. We anticipate that these increases will continue to adversely affect our business throughout fiscal 2007. Any continued fluctuations in the price or availability of steel, resins or copper may have a material adverse effect on our business, results of operations or financial condition. To address increased costs associated with these market forces, a number of our suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. We have implemented a steel raw material resale program with several suppliers whereby we leverage Delphi’s purchase volume. We have re-sourced 10-15% of our direct steel purchases to reduce the impact of these surcharges, but still at prices higher than the original contract. As the resin raw material market related cost pressure continues, we expect to see increasing costs in our resin as well as our plastic component supplier value streams. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and marketing pressures have limited our ability to do that, particularly with domestic VMs, and may prevent us from doing so in the future and in some cases there is a lapse of time before we are able to pass price increases through to the customer. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

We also face an inherent business risk of exposure to commodity prices risks, and have historically offset a portion of our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

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

We May Not Succeed In Our Attempts To Improve Our Cost Structure.

We may have difficulty in generating cost savings and operational improvements in the future and in adapting our cost structure, particularly at our legacy sites, adequately to adjust for significant changes in vehicle production rates, and to offset price reductions and increases in raw material or labor costs. Our labor costs may include increased funding requirements for pensions or healthcare costs (some of which have been deferred during the chapter 11 cases). Certain commodity prices, particularly aluminum, copper, resins and steel, have markedly increased. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

We May Suffer Future Asset Impairment And Other Restructuring Charges, Including Write Downs of Goodwill Or Intangible Assets.

From time to time in the past, we have recorded asset impairment losses and closure, severance and restructuring losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. During 2006 and 2005, we recorded substantial long-lived asset impairment losses. In light of the shifting nature of the competitive environment in which we operate, it is possible that we will incur similar losses and charges in the future, and those losses and charges may be significant.

We May Be Unable To Generate Sufficient Excess Cash Flow To Meet Increased U.S. Pension And OPEB Funding Obligations Upon Emergence.

Our ability to generate sufficient cash may be impacted because of market volatility that adversely affects our asset return expectations, the declining interest rate environment and for other reasons. Delphi’s pension and OPEB obligations, including those covering U.S. hourly and salaried employees, exposed Delphi to approximately $13.9 billion and $14.1 billion in unfunded liabilities at December 31, 2006 and 2005, respectively, of which approximately $4.8 billion and $4.5 billion was attributable to unfunded pension obligations and $9.1 billion and $9.6 billion was attributable to OPEB obligations, respectively. Prior to the Chapter 11 Filings, Delphi projected that cash outflows for hourly pension contributions and OPEB payments through 2007 would approximate $1.9 billion. Through the chapter 11 process, Delphi is permitted to defer a significant portion of these contributions until it emerges from chapter 11. Thus, the projected future cash outflows for hourly pension contributions and OPEB payments through 2007 may be significantly less than $1.9 billion. However, Delphi will be required to make up any deferred pension contributions at the time of its emergence from chapter 11. Furthermore, if the pension and OPEB obligations are not addressed as part of the chapter 11 process, the accompanying cash needs beyond 2007 could continue to strain the Company in the future.

Employee Strikes and Labor Related Disruptions May Adversely Affect our Operations.

Our business is labor intensive and utilizes a large number of unionized employees with contracts that run through September and November 2007 for our two largest U.S. unions. Approximately 95% of our U.S. hourly workforce is represented by our two largest principal unions, the UAW and the IUE-CWA. A strike or other form of significant work disruption by the unions would likely have an adverse effect on our ability to operate our business. We filed a motion for authority to reject collective bargaining agreements and to modify certain retiree benefits. We have received objections from each of the six unions subject to such motion, two objections from non-union parties and a response from GM. If the Court grants the motion, the contracts would be rejected, and the unions’ agreement that there will be no strikes over contract negotiations during the term of the agreements would no longer be binding. This means that the unions could authorize strikes simultaneously with entry of the Court’s order. Representatives of certain unions opposing the motion, including the UAW and the IUE-CWA, have indicated that they received membership authorization to call a strike by their employee members in the event the labor agreements are rejected as a result of the motion. While we are intent upon reaching consensual labor modifications prior to a ruling on our motion, it is possible that no consensual resolution will be reached.

We May Lose or Fail To Attract and Retain Key Salaried Employees and Management Personnel.

An important aspect of our competitiveness is our ability to attract and retain key salaried employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial performance.

Our Substantial Global Operations Mean We Are Exposed To Foreign Currency Fluctuations Which May Affect Our Financial Results.

We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Historically we have reduced our exposure through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We cannot provide assurance that fluctuations in currency exposures will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

We Face Risks Associated With Doing Business In non-U.S. Jurisdictions.

We have manufacturing and distribution facilities in many foreign countries, including countries in Asia, Eastern and Western Europe and South America. International operations are subject to certain risks inherent in doing business abroad, including:

•	Exposure to local economic conditions;

•	Expropriation and nationalization;

•	Withholding and other taxes on remittances and other payments by subsidiaries;

•	Investment restrictions or requirements; and

•	Export and import restrictions.

Increasing our manufacturing footprint in Asian markets and our business relationships with Asian automotive manufacturers are important elements of our strategy. In addition, our strategy includes expanding our European market share and expanding our manufacturing footprint in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.

Legal and Accounting Matters

We May Incur Material Losses And Costs As A Result Of Warranty Claims And Product Liability And Intellectual Property Infringement Actions That May Be Brought Against Us.

We face an inherent business risk of exposure to warranty claims and product liability in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results, or is alleged to result, in bodily injury and/or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. VMs are also increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the VM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Refer to Note 12. Warranties to the consolidated financial statements.

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

Incurrence Of Significant Legal Costs May Adversely Affect Our Profitablity.

On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. Although the SEC did not impose civil monetary penalties against Delphi, we are subject to related private securities litigation, and we are unable to determine the impact such litigation may have on our business and financial condition, results of operations and cash flows. We may also incur significant legal and accounting costs related to these matters, including compliance with reporting agencies, and adverse judgments against Delphi if we fail to prevail in reversing such judgments.

We May Identify The Need For Additional Environmental Remediation Relating To Transformation Activities.

Delphi is undertaking substantial transformation activities including the sale and/or closure of numerous facilities around the world. In the course of this process, environmental investigations will continue to be performed and we may identify previously unknown environmental conditions, triggering additional and possibly material environmental remediation costs, over and above the increase in environmental reserves accrued during 2006 as a result of investigations completed to date.

Debt

We Anticipate That Our Cash Provided By Operating Activities Will Continue To Be Insufficient To Support Our Working Capital Requirements And As A Result We Will Continue To Maintain Substantial Levels Of Debt And Debt Service That Will Further Divert A Significant Amount Of Cash From Our Business Operations.

Our net cash provided by operating activities totaled $43 million for 2006 and $154 million for 2005. The decrease in cash provided by operating activities is primarily due to compressed margins as well as charges associated with the U.S. employee special attrition programs in the amount of $2,955 million. Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to flex our manufacturing operations and to scale our workforce to current economic conditions, over the long term, we expect that our operating activities will not generate sufficient cash and that we will need to supplement cash from operations with periodic draws on our revolving portion of our Refinanced DIP Credit Facility.

We have substantial levels of debt, including debt under our Refinanced DIP Credit Facility and other debt instruments. We had $250 million in term loans and $92 million of letters of credit outstanding under our Refinanced DIP Credit Facility and approximately $2.5 billion in secured indebtedness outstanding under our prepetition credit facilities as of December 31, 2006. Additionally, at that time, we had $2.1 billion of debt and $391 million of notes payable, all of which are subject to compromise, $646 million of other debt and $1.7 billion of cash and cash equivalents. As discussed above, in January 2007 we refinanced our DIP Credit Facility and our secured indebtedness under our prepetition credit facilities. Consistent with the terms of the DIP Credit Facility, the Refinanced DIP Credit Facility imposes limits on our ability to incur additional debt including our ability to draw down remaining amounts under the $1.75 billion revolver in our Refinanced DIP Credit Facility. In accordance with the limits set forth in those agreements, we may incur additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

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

The Refinanced DIP Credit Facility provides the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier non-U.S. subsidiaries) and further provides that amounts borrowed under the Refinanced DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession.

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

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31 of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment as of December 31, 2006 identified material weaknesses in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Given the nature of the material weaknesses identified, even with this additional work there is a risk of errors not being prevented or detected, which could result in further restatements. For additional information refer to Item 9A. Controls and Procedures in this Annual Report.

Because of the material weaknesses referenced in the preceding paragraph, management has concluded that, as of December 31, 2006, our internal controls over financial reporting were not effective based on those criteria. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weaknesses in our internal controls over financial reporting and continue to attract additional qualified accountants, and auditing and compliance professionals to assist in completing such plans and maintaining compliance programs. There will also continue to be a serious risk that we will be unable to file future periodic reports with the SEC in a timely manner, that a default could result under the covenants governing our Refinanced DIP Credit Facility and that our future financial statements could contain errors that will be undetected.

We Face Substantial Ongoing Costs Associated With Complying With the Requirements of Section 404 of the Sarbanes-Oxley Act.

As a result of the extent of the deficiencies in our internal controls over financial reporting, we incurred significant professional fees and other expenses in the year ended December 31, 2006 to prepare our consolidated financial statements and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our consolidated financial statements. The cost of this work will continue to be significant in 2007 and beyond.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

Delphi’s world headquarters is in Troy, Michigan. Delphi also maintains regional headquarters in Shanghai, China; Bascharage, Luxembourg; and Sao Paulo, Brazil. Excluding our joint ventures and other investments, as of December 31, 2006 we maintained 300 sites in 36 countries throughout the world, including manufacturing facilities, technical centers, customer centers and sales offices. Our business segments share many of the manufacturing facilities throughout the world. As of December 31, 2006, we owned our world headquarters. Of the remaining 299 sites, 33 were owned and 53 were leased in the U.S. and Canada, 31 were owned and 17 were leased in Mexico, 36 were owned and 78 were leased in Europe/Middle East/Africa; 10 were owned and 7 were leased in South America; and 9 were owned and 25 were leased in Asia/Pacific. Debtors have the right, subject to Court approval and certain other conditions, to assume or reject their executory contracts, including unexpired leases. For more detailed discussion on the status of the reorganization cases and the potential impact of such cases on Delphi and certain of its subsidiaries rights to occupy and use real property, refer to Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary in this Annual Report.

We continually evaluate our global footprint to enhance support provided to our customers around the world while at the same time controlling associated operating costs. We continue to seek to efficiently locate our global manufacturing, engineering and sales footprint to serve the needs of our VM customers and to reduce instances of over capacity in some of our manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Cases

Refer to Item 1. Business section in this Annual Report for further information regarding the chapter 11 cases.

Regulatory Actions and Other Matters

Delphi has been the subject of an ongoing investigation by the SEC involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from the Separation. On October 30, 2006 the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. The SEC did not impose civil monetary penalties against Delphi. On December 11, 2006 the Court entered an order approving Delphi’s settlement with the SEC. The SEC’s investigation continues as to certain individuals previously employed by Delphi. The Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government in providing relevant information with respect to these matters.

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual Report.

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

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the

ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s Chapter 11 Filings, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006, the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion. On February 15, 2007, the Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act (PSLRA) of 1995 allowing the plaintiffs to obtain certain discovery from the defendants.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005, of the Debtors’ petitions for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, all the derivative cases were administratively closed.

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

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi recorded a reserve in the amount of the deductible and net of related payments has an $8 million liability recorded as of December 31, 2006. The Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Our insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

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

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for details on the chapter 11 cases).

Environmental Matters

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi continues to believe that a reasonable outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate its overall environmental reserves as the investigation proceeds.

Warranty Matters

With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with the Separation, Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount thereof. On May 3, 2006, GM notified Delphi and its unsecured creditors committee that GM was seeking to exercise set off rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi disputes the amount of GM’s claims and therefore its right to set off amounts against future payments. In July 2006, the parties agreed to submit the dispute to binding arbitration in accordance with the Court’s final order approving the Company’s DIP credit facility. The binding arbitration is scheduled for May 2007.

During the third quarter of 2006, Delphi began experiencing quality issues regarding parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the customer most affected by the issue as well as the affiliated supplier to determine if any portion of the liability is recoverable.

Intellectual Property Matters

Patent license negotiations are ongoing with Denso in connection with variable valve timing technology. We expect that these negotiations will be concluded on commercially reasonable terms and in accordance with ordinary industry practices such that resolution of this matter will not have a material impact on Delphi’s financial position. However, Delphi can give no assurances that those negotiations will be successful.

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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, current position and a description of the business experience of each of the executive officers of Delphi are listed below. There was no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

Robert S. Miller	65	Executive Chairman of the Board
Rodney O’Neal	53	Chief Executive Officer & President
Robert J. Dellinger	46	Executive Vice President & Chief Financial Officer
Mark R. Weber	58	Executive Vice President, Global Business Services
James A. Bertrand	49	Vice President & President, Delphi Automotive Holdings Group
Guy C. Hachey	51	Vice President & President, Delphi Powertrain Systems & President, Delphi Europe, Middle East & Africa
Francisco A. Ordonez	56	Vice President & President, Delphi Product & Service Solutions
Jeffrey J. Owens	52	Vice President & President, Delphi Electronics & Safety and President, Delphi Asia Pacific
Ronald M. Pirtle	52	Vice President & President, Delphi Thermal Systems
Robert J. Remenar	51	Vice President & President, Delphi Steering
John D. Sheehan	46	Vice President & Chief Restructuring Officer
David M. Sherbin	47	Vice President, General Counsel and Chief Compliance Officer
James A. Spencer	54	Vice President & President, Delphi Packard Electrical/Electronic Architecture & President, Delphi South America & Mexico

Mr. Miller was named executive chairman of Delphi Corporation, effective January 2007, when Rodney O’Neal was named president and chief executive officer. Mr. Miller served as chairman and chief executive officer of Delphi Corporation, effective July 2005. Prior to joining Delphi, Mr. Miller had been non-executive chairman of Federal-Mogul Corporation, a global automotive component supplier, from January 2004 until June 2005. Mr. Miller served in various positions with Federal-Mogul since 1993, including a previous term as non-executive chairman from January to October 2001, and three times in a transitional role as chief executive officer in 1996, again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation, a steel manufacturing company. Mr. Miller serves on the Board of Directors of United Airlines Corporation and Symantec Corporation.

Mr. O’Neal was named president and chief executive officer of Delphi Corporation, effective January 2007. He was president and chief operating officer of Delphi Corporation from January 2005. Prior to that position, Mr. O’Neal served as president of Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000. Mr. O’Neal serves on the Board of Directors of Goodyear Tire & Rubber Company.

Mr. Dellinger was named executive vice president and chief financial officer of Delphi Corporation, effective October 2005. From June 2002 to September 2005, Mr. Dellinger served as executive vice president and chief financial officer of Sprint Corporation, a global communications company, where he also was executive vice president of finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as president and chief executive officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as president and chief executive officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance business in Europe and Asia. Mr. Dellinger serves on the Board of Directors of SIRVA, INC.

Mr. Weber was named executive vice president of Global Business Services, effective July 2006. Previously, Mr. Weber served as executive vice president, Operations, Human Resource Management and Corporate Affairs for Delphi since January 2000. He is the executive champion for Delphi’s Harley-Davidson Customer Team.

Mr. Bertrand was named president of Delphi Automotive Holdings Group division, effective January 2004. Prior to this position, Mr. Bertrand served a dual role as president of Delphi’s Automotive Holdings Group division since January 2003 and president of Delphi’s former Safety & Interior Systems division from January 2000. He has been a vice president of Delphi since 1998.

Mr. Hachey was named president of Delphi Powertrain Systems division and president for Delphi Europe, Middle East and Africa, effective July 2006. Previously he served as president of the former Delphi Energy & Chassis division, effective January 2000. He has been a vice president of Delphi since 1998.

Mr. Ordonez was named vice president of Delphi Corporation and president of Delphi Product and Service Solutions division effective March 2002. Prior to that position, he had been general manager of Product & Service Solutions division since October 1999. Mr. Ordonez serves on the Board of Directors of the Motor Equipment Manufacturers Association (MEMA).

Mr. Owens was named vice president of Delphi Corporation and president of Delphi Electronics and Safety division effective September 2001. He also serves as president for Delphi Asia Pacific. Previously, Mr. Owens served as general director of Business Line Management, effective October 2000. Mr. Owens serves on the Engineering Advisory Board of Directors of Purdue University and the Central Indiana Corporate Partnership Board.

Mr. Pirtle was named president of Delphi Thermal Systems division effective July 2006. Previously, he served as president of the former Delphi Thermal & Interior division, effective January 2004. Prior to that, he had been president of the former Delphi Harrison Thermal Systems division from November 1998. He has been a vice president of Delphi since 1998. Mr. Pirtle serves on the Advisory Board of Focus Hope of Detroit.

Mr. Remenar was named vice president of Delphi Corporation and president of Delphi Steering division, effective April 2002. Prior to that position, he had been the executive director of business lines for Delphi’s former Energy & Chassis division since January 2000.

Mr. Sheehan was named vice president and chief restructuring officer for Delphi Corporation, effective October 2005. Prior to this position, he served as acting chief financial officer since March 2005. Mr. Sheehan also served as chief accounting officer and controller from July 2002 through July 2006. Previously, he was a partner at KPMG LLP since 1995. His experience at KPMG LLP included 20 years in a number of assignments in the United States, England, and Germany.

Mr. Sherbin was named vice president and general counsel for Delphi Corporation effective October 2005. He was appointed chief compliance officer in January 2006. Prior to his position at Delphi, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc, a national homebuilder, from January 2005 through September 2005. Prior to joining Pulte Homes, Inc., he was senior vice president, general counsel and secretary for Federal-Mogul Corporation, a global automotive component supplier, from April 2003 through December 2004 and vice president, deputy general counsel and secretary from March 2001 through March 2003. Mr. Sherbin serves on the Board of Directors of the Michigan Center for Civic Education.

Mr. Spencer was named vice president of Delphi Corporation and president of Delphi Packard Electric/Electronic Architecture division, formerly Packard Electric Systems division, effective November 2000. He also serves as president for Delphi South America and Mexico effective July 2006.

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

On October 11, 2005, the New York Stock Exchange (“NYSE”) announced suspension of trading of Delphi Corporation’s (referred to as “Delphi,” the “Company,” “we,” or “our”) common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005 that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the trading price for the common stock, which closed at $0.33 on October 10, 2005, and completed delisting procedures on November 11, 2005.

Delphi’s common stock (OTC: DPHIQ) is being traded as of the date of filing this Annual Report on Form 10-K with the SEC on the Pink Sheets, LLC (the “Pink Sheets”), a quotation service for over the counter (“OTC”) securities, and is no longer subject to the regulations and controls imposed by the NYSE. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets November 14, 2006 on the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Annual Report on Form 10-K with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading OTC via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

The Transfer Agent and Registrar for our common stock is The Bank of New York Mellon Corporation. On December 31, 2006 and January 31, 2007, there were 284,999 and 285,274 holders of record, respectively, of our common stock.

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Refinanced DIP Credit Facility and the Amended DIP Credit Facility include a negative covenant, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends prior to emergence.

The following table sets forth the high and low sales price per share of our common stock, as reported by the New York Stock Exchange, for the periods through October 10, 2005 and OTC thereafter. Refer to Note 20. Share-Based Compensation of the consolidated financial statements in this Annual Report for additional information regarding equity compensation plans.

	Price Range of Common Stock
Year Ended December 31, 2006	High	Low

4th Quarter	$3.92	$1.35
3rd Quarter	$1.88	$1.07
2nd Quarter	$1.99	$0.60
1st Quarter	$1.02	$0.03

	Price Range of Common Stock
Year Ended December 31, 2005	High		Low

4th Quarter	$2.99	(a)	$0.23	(a)
3rd Quarter	$6.68		$2.42
2nd Quarter	$5.40		$3.20
1st Quarter	$9.07		$4.15

(a)	As of October 11, 2005, Delphi common stock began trading OTC.

Purchase Of Equity Securities By The Issuer And Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the fourth quarter of 2006. As part of Delphi’s stock repurchase program in February 2005, the Board of Directors authorized the repurchase of up to an aggregate of 19 million shares of our common stock through the first quarter of 2006 to fund obligations for our stock options and other awards issued under our equity based compensation plan. The Company did not repurchase any equity securities in 2005 or in the first quarter of 2006 pursuant to this plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2002 to 2006. The data below should be read in conjunction with, and is qualified by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.

On October 8, 2005 and October 14, 2005, the Debtors filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings and will continue their business operations without supervision from the U.S. courts and will not be subject to the requirements of the Bankruptcy Code. For additional information on the bankruptcy cases, refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements in this Annual Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)

Statement of Operations Data:
Net sales	$26,392	$26,947	$28,622	$28,077	$27,641
Operating (loss) income (1) (2)	$(4,858)	$(2,171)	$(482)	$89	$638
Net (loss) income (1) (2) (3)	$(5,464)	$(2,357)	$(4,818)	$(10)	$318
Basic & Diluted (loss) earnings per share	$(9.73)	$(4.21)	$(8.59)	$(0.02)	$0.57
Cash dividends declared per share	$0.000	$0.045	$0.280	$0.280	$0.280
Ratio of earnings to fixed charges (4)	N/A	N/A	N/A	N/A	2.6
Balance Sheet Data:
Total assets	$15,392	$17,023	$16,559	$21,066	$19,692
Total debt	$3,388	$3,390	$2,980	$3,456	$3,215
Liabilities subject to compromise (5)	$17,416	$15,074	$—	$—	$—
Stockholders’ (deficit) equity	$(12,055)	$(6,245)	$(3,625)	$1,446	$1,232

(1)	Includes pre-tax impairment charges related to long-lived assets held for use of $215 million, $233 million, $326 million and $58 million in 2006, 2005, 2004 and 2003, respectively. Includes pre-tax impairment charges related to intangible assets of $6 million in 2005. Includes pre-tax impairment charges related to goodwill of $390 million and $46 million in 2005 and 2004, respectively.

(2)	In 2006 Delphi incurred a pre-tax charge of $2,955 million related to the U.S. employee special attrition program (consisting of special termination benefit charges of $1,117 million, net pension and postretirement benefit curtailment charges of $1,897 million, and a credit of $59 million due to a curtailment gain related to extended disability benefits), as described in Note 16. U.S. Employee Special Attrition Program to the consolidated financial statements included elsewhere in this report on Form 10-K.

(3)	2004 net loss includes $4,677 million of income tax expense recorded to provide a non-cash valuation allowance on U.S. deferred tax assets, as described in Note 8. Income Taxes to the consolidated financial statements included elsewhere in this report on Form 10-K.

(4)	Fixed charges exceeded earnings by $5,355 million, $2,421 million, $719 million and $137 million for the years ended December 31, 2006, 2005, 2004, 2003, respectively resulting in a ratio of less than one.

(5)	As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) we are required to segregate and disclose all prepetition liabilities that are subject to compromise. The increase in Liabilities Subject to Compromise as of December 31, 2006 is primarily due to the increase in pension and postretirement obligations offset by a decrease in accounts payable due to settlement of claims and a reduction of accruals for postemployment benefits for other than temporarily idled employees as a result of the special attrition programs (refer to Note 11. Liabilities to the consolidated financial statements). For additional information regarding Liabilities Subject to Compromise, refer to Note 13. Liabilities Subject to Compromise to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Corporation.

Executive Summary

Delphi Corporation is a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2007 will generally not impact our financial results until 2009 or beyond. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications.

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

Accordingly, in order to transform and preserve the value of the Company, which requires resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005, Delphi and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi filed such petitions. These petitions were filed in the Unites States Bankruptcy Court in the Southern District of New York (the “Court”). The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, and they will continue their business operations without supervision from the Court and they are not subject to the requirements of the Bankruptcy Code.

Although Delphi’s Chapter 11 Filing related solely to its U.S. operations, Delphi’s operations outside of the United States generally are profitable and cash flow positive. Nevertheless, we have been and will continue to seek to optimize our manufacturing footprint to lower our overall cost structure. In particular in recent years, we have been reducing our manufacturing footprint in Western Europe. We expect that such trend will continue. In particular, in February 2007 our Spanish subsidiary announced the planned closure of a chassis and steering products manufacturing facility in Cadiz, Spain. The facility has approximately 1,600 employees. Our Spanish subsidiary is exploring all strategic options to contain the costs associated with such closure. Delphi has not recognized any amounts related to this planned closure as of year end. However, based on the February 2007 announcement Delphi could incur costs for closure based upon the outcome of negotiations with the unions representing the affected employees.

Transformation Plan

On March 31, 2006, we announced our transformation plan centered around five key elements:

•	Labor — Obtain, through negotiations with our U.S. labor unions and GM, modifications to our collective bargaining agreements to transform to a competitive U.S. labor cost structure;

•	GM — Conclude negotiations with GM to finalize financial support for the legacy and labor costs we currently carry and to ascertain its business commitment to Delphi going forward;

•	Portfolio — Streamline our product portfolio and focus on those core technologies for which we believe we have significant competitive and technological advantages and make the necessary manufacturing alignment;

•	Cost Structure — Transform our salaried workforce to ensure that our organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint; and

•	Pensions — Devise a workable solution to our current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

  Labor

Since we entered into chapter 11 business reorganization, we have made substantial progress in reducing the size of our hourly workforce through negotiated attrition programs, implemented with the assistance of GM. Negotiations are ongoing regarding further modifications to the Company’s collective bargaining agreements to address future wage, benefit and staffing levels to transform to a competitive U.S. labor cost structure.

U.S. Hourly Special Attrition Programs

•	On March 22, 2006, Delphi, GM and the UAW entered into a three-party agreement establishing a special attrition program (the “UAW Special Attrition Program”), pursuant to which certain eligible Delphi U.S. hourly employees represented by the UAW were offered normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The program also provided a pre-retirement program for employees with at least 27 and fewer than 30 years of credited service. In addition, employees who elected to participate were eligible to retire as employees of Delphi or to flowback to GM and retire.

•	On June 5, 2006, Delphi, GM, and the UAW agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that expanded the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provided buyouts for UAW-represented hourly employees, (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The buyout payments, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim.

•	On June 16, 2006, Delphi, GM and the IUE-CWA reached agreement on the terms of a special attrition program (the “IUE-CWA Special Attrition Program”) which mirrored in all material respects the UAW Attrition Programs. The cash cost of the lump sum incentive payments of $35,000 per eligible employee and one-half of the $40,000 to $140,000 buyout payments will be paid by Delphi and reimbursed by GM. GM will receive an allowed prepetition general unsecured claim equal to the amount it reimburses Delphi for the buyout payments.

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

Approximately 7,500 U.S. hourly employees represented by the IUE-CWA were eligible for buyout payments, with approximately 3,200 of those employees eligible to participate in the retirement and pre-retirement programs. On August 18, 2006, Delphi announced results of the special hourly attrition plan between Delphi, the IUE-CWA and GM. Approximately 6,200 Delphi employees, representing approximately 82% of the eligible IUE-CWA workforce, elected an attrition option within the program provisions.

Although during 2006 many traditional U.S. hourly employees elected to leave the Company, Delphi replaced a portion of such employees with either temporary replacements or hourly employees hired under the Company’s 2004 Supplemental Wage Agreement which provides for more competitive wages and benefits.

Delphi recorded U.S. employee special attrition program charges of approximately $2,955 million for the year ended December 31, 2006 comprised of special termination benefit charges of approximately $1,117 million for the pre-retirement and buyout portions of the cost of the special attrition programs and net pension and postretirement benefit curtailment charges of approximately $1,897 million offset by $59 million of a curtailment gain related to extended disability benefits. Refer to Note 16. U.S. Employee Special Attrition Program to the consolidated financial statements.

On May 18, 2006, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the UAW Special Attrition Program (the “First Wilmington Trust Appeal”). On July 17, 2006, Wilmington Trust filed a notice of appeal from the order approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program (the “Second Wilmington Trust Appeal”). On September 5, 2006, the parties to the First Wilmington Trust Appeal filed a stipulated motion to extend until October 27, 2006, the deadline for Wilmington Trust to file its opening brief. Such deadline was later extended until February 1, 2007. In recognition that Wilmington Trust’s objections to the UAW and IUE-CWA Special Attrition Programs might be mooted, on January 4, 2007, the parties sought entry of orders temporarily suspending all appellate litigation. On January 8, 2007, the federal district court presiding over the Second Wilmington Trust Appeal directed that the Second Wilmington Trust Appeal be placed on the court’s suspense docket. On January 29, 2007, the federal district court entered an order directing that the First Wilmington Trust Appeal be placed in suspense to provide the parties with an extended opportunity to reach consensual agreement. Pursuant to such order in the First Wilmington Trust Appeal, Wilmington Trust must file its opening brief for that matter by May 1, 2007, or provide the federal district court with a status report regarding negotiations by such date. Delphi does not expect the resolution of this matter to have a material impact on its financial statements.

Sections 1113 and 1114 Motion

On March 31, 2006, we initiated a “dual track” process to obtain authority to reject our collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with our labor unions and GM. Specifically, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June. Since that time, the hearing on the 1113 and 1114 motion has been adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the section 1113 and 1114 motion. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of the either of the Equity Purchase Commitment Agreement (“EPCA”) or the Plan Framework Support Agreement (“PSA”) to set a hearing date on the motion as may be then requested by the Debtors. Representatives of certain unions whose labor agreements are subject to the motion, including the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (the “IUE-CWA”), have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion.

Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing the goal of which is to reach a consensual resolution, but the parties have not yet reached comprehensive agreements. Under the suspension, no further action is anticipated until further order of the Court. Although consensual resolution has not yet been reached, we continue discussions with our labor unions and remain committed to achieving a consensual resolution to enable competitiveness in our core U.S. operations.

     GM

Separate from the attrition plans, on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was scheduled to commence on September 28, 2006, but was adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the motion. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of either the EPCA or the PSA to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors.

Also on March 31, 2006, the Company delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been supplying parts to GM under expired contracts or filed additional contract rejection motions. As with our labor unions, we remain committed to reaching consensual resolution with GM on this and several issues pertaining to our transformation plan.

We are engaged in discussions with GM on multiple issues related to GM’s financial contribution to our transformation plan. On December 18, 2006, we entered into the PSA with Cerberus Capital Management, L.P., Appaloosa Management L.P., Harbinger Capital Partners Master Fund I, Ltd., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. In the PSA, Delphi and GM have expressly acknowledged their intent to pursue agreements, concerning, among other matters:

•	Triggering of the GM guarantees with respect to certain benefit obligations that Delphi has to certain of its unionized orders;

•	Assumption by GM of certain post retirement health and life insurance obligations for certain Delphi hourly employees;

•	Funding of Delphi’s underfunded pension obligations;

•	Provision of flowback opportunities at certain GM facilities for certain Delphi employees;

•	GM’s payment of certain retirement incentives and buyout costs under current or certain future attrition programs for certain Delphi employees;

•	GM’s payment of mutually negotiated buy-downs;

•	GM’s payment of certain labor costs for Delphi employees;

•	A revenue plan governing certain other aspects of the commercial relationship between Delphi and GM;

•	The wind-down of certain Delphi facilities and the sales of certain Delphi business lines and sites;

•	Delphi’s support for GM’s efforts to resource products purchased by GM;

•	Licensing of Delphi’s intellectual property to GM for GM’s benefit;

•	Treatment of certain environmental issues at properties transferred to Delphi at the time of Delphi’s separation from GM;

•	Treatment of normal course items, such as warranty, recall, and product liability obligations; and

•	Treatment of all other prepetition executory contracts between Delphi and GM.

     Portfolio

As part of the transformation plan, we must focus our product portfolio on core technologies for which we have significant competitive and technological advantages, and which we expect to provide the greatest opportunities for increased growth and profitability.

On March 31, 2006, we identified core businesses where we believe we are able to provide the greatest support and differentiation to our customers in automotive, aftermarket, consumer electronics, and adjacent markets. Core product lines include controls and security, electrical/electronic architecture, entertainment and communications, powertrain, safety, and thermal. For further information refer to Item 1. Business — Products and Competition in this Annual Report.

We also identified non-core product lines that do not fit into our future strategic framework and which we are seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with our customers, labor unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operations is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts. We also have begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of our operations in Europe.

Non-core product lines include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of catalysts with approximately $260 million of 2006 net sales, which is included in the Powertrain Systems segment, and the Steering segment with approximately $2.6 billion of 2006 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 21. Segment Reporting to the consolidated financial statements. We continually evaluate our product portfolio and could retain these or exit certain other businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, the Company has recently decided that power products no longer fits within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and it is considered a non-core product line. We intend, subject to obtaining union and Court approval as necessary, to sell or wind-down non-core product lines and manufacturing sites by early 2008. As a result, we have assessed the non-core product lines for impairment, and as described in further detail in Note 9. Property, Net to the consolidated financial statements, we recorded asset impairment charges related to long-lived assets held for use primarily in our Automotive Holdings Group and Steering segments, in the amount of approximately $215 million.

We will work diligently to assure that our transformation is seamless and transparent and that quality, delivery and customer satisfaction are not negatively impacted.

     Cost Structure

As part of a comprehensive restructuring plan to improve overall competitiveness, we recognize the need to reduce selling, general and administrative costs, both to size these costs with the rationalized product portfolio and to increase overall competitiveness. As announced in the March 31, 2006 transformation plan, we expect to reduce our global salaried workforce as a result of portfolio and product rationalizations. Other initiatives include realigning certain salaried benefit programs and modifying our pension plans (discussed below in the Pensions Update). At the same time, salaried health care plans have been restructured to implement increased employee cost sharing.

We have identified cost saving opportunities along with the planned portfolio and product rationalizations and plans to reduce our global salaried workforce by using existing salaried separation pay programs. We believe that once the plan is fully implemented, we should realize selling, general and administrative cost savings in addition to savings realized from competitive measures planned for our core businesses and the disposition of non-core assets.

     Pensions

One of the goals of our transformation plan is to retain existing pension plans for vested hourly and salaried workers. In order to do so, management and the Board of Directors are considering freezing those plans and adopting or modifying defined contribution plans to include flexibility for both direct Company contributions and Company matching employee contributions. In addition, once we emerge from chapter 11, as part of our transformation plan, we will need to fund our U.S. defined benefit pension plans.

     Overall Transformation

Achievement of our transformation objectives in most instances requires the support of our key stakeholders, including GM, our labor unions and our creditors and the approval of the Court. Upon the conclusion of this process, we expect to emerge from chapter 11 as a stronger, more financially sound business, well-positioned to advance global enterprise objectives.

However, there are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Part I, Item 1A. Risk Factors in this Annual Report. In addition, we cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding our future prospects will not materially hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Although we expect to file a reorganization plan, based on the understandings and principles set forth in the PSA and the EPCA between Delphi and affiliates of Cerberus Capital Management, L.P., Appaloosa Management L.P., Harbinger Capital Partners Master Fund I, Ltd., as well as Merrill Lynch, Pierce, Fenner & Smith, Incorporated and UBS Securities LLC, that provides for emergence from chapter 11 in mid-2007, there can be no assurance that a reorganization plan will be proposed by the Company in that timeframe, or confirmed by the Court, or that any such plan will be consummated. See Item 1 — Business, Framework Agreement with Potential Plan Investors and Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, for more details.

Overview of Performance During 2006

	Year Ended
	December 31,
	2006		2005		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$11,636	44%	$12,860	48%	$(1,224)
Other customers	14,756	56%	14,087	52%	669

Total net sales	$26,392		$26,947		$(555)

Net loss	$(5,464)		$(2,357)		$(3,107)

Our non-GM sales in 2006, including the impact of migration during the period of certain product programs from direct sales to GM to sales to customers which ultimately sell our products to GM as a sub-assembly of their final part (“Tier I”), increased 5% from 2005 and represented 56% of total net sales. In 2006, GM sales decreased 10% from 2005 and represented 44% of total net sales. We benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles. The increased net loss for 2006 included $2,955 million of U.S. employee special attrition program charges (see Note 16. U.S. Employee Special Attrition Program to the consolidated financial statements). Despite the continued growth of our non-GM business, we continue to experience poor financial performance. Delphi believes that several significant issues have largely caused this financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Although Delphi has shown growth in its non-GM business, these gains are more than offset by the decrease of GM sales. Our sales to GM have declined since our separation from GM principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In 2006, GM North America produced 4.4 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of 4.0% from 2005 production levels. Our GM North America content per vehicle for 2006 was $2,177, 6% lower than the $2,326 content per vehicle for 2005. The reduction in content per vehicle is driven by the impact of price decreases coupled with the wind-down of certain GM product programs.

During 2006, we continued to be challenged by commodity cost increases, most notably aluminum, copper, resins and steel. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. In the case of copper and to a lesser extent platinum group metals, which primarily affect the Electrical/Electronic Architecture segment and the Powertrain Systems segment, respectively, contract commodity escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products, though in some cases there is a lapse of time before we are able to pass price increases through to our customers. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2006. We will seek to negotiate these cost increases and related prices with our customers, but if we are not successful, our operations in future periods may be adversely affected. Except as noted above, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

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

In conjunction with the sale of its battery business, Delphi entered into an agreement with GM, the principal battery customer, under which Delphi could receive up to $30 million through 2008 if certain performance criteria are met. Delphi received $11 million in cash in 2005 related to this agreement, approximately $7 million of which was recognized as a reduction of cost of sales and the remaining approximately $4 million of which was recorded as deferred income as it relates to price reductions over the next three years.

Delphi’s 2005 sale to JCI of its global battery product line, with the exception of two U.S. operations, contemplated a future possible transfer of certain of the operating assets of Delphi’s New Brunswick, New Jersey manufacturing facility (the “New Brunswick Facility”), which was one of the remaining U.S. plants supplying batteries to JCI under a manufacturing supply agreement. In connection with the anticipated transfer of its New Brunswick operations to JCI, on May 25, 2006, Delphi entered into an agreement with the IUE-CWA and its Local 416, which included an attrition plan with respect to the hourly employees of the New Brunswick Facility (the “Attrition Plan”). This agreement and the Attrition Plan was approved by the Court on June 19, 2006. On August 1, 2006, Delphi sold JCI certain assets related to the New Brunswick Facility free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus approximately $4 million for certain inventory, and Delphi implemented the Attrition Plan (collectively, the “Transaction”). Pursuant to the May 2006 agreement, Delphi agreed to the continuation and transition of supply of battery products to JCI from Delphi’s remaining U.S. battery manufacturing facility located in Fitzgerald, Georgia (“Fitzgerald”) pursuant to a component supply agreement entered into in connection with the initial sale in 2005. The sale of the New Brunswick Facility resulted in a loss of approximately $1 million, which was recorded in cost of sales. JCI paid Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the Attrition Plan, which was recorded as a reduction to U.S. employee special attrition program charges.

In August 2006, Delphi received approximately $10 million related to the 2005 agreement between Delphi and GM, $6 million was recognized as a reduction of costs, with approximately $4 million recorded as a reduction of cost of sales and approximately $2 million recorded as a reduction to U.S. employee special attrition program charges. Approximately $4 million was recorded as deferred income as it relates to price reductions over the next two years. Delphi anticipates receiving continued economic support from GM related to future price reductions on batteries produced at Fitzgerald and the transition of battery supply from Fitzgerald to JCI.

     Other Acquisitions and Divestitures

In the second quarter 2006, Delphi’s Thermal Systems segment made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006 Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

Also in the third quarter of 2006, Delphi’s Electronics and Safety division sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which has been recognized as a reduction of cost of sales.

Results of Operations

     2006 versus 2005

Consolidated Results of Operations

Net Sales

The Company’s net sales by product segment and in total for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
				%
Product Segment	2006	2005	Change	Change
	(dollars in millions)

Electronics and Safety	$4,899	$5,120	$(221)	(4%)
Powertrain Systems	5,218	5,310	(92)	(2%)
Electrical/Electronic Architecture	5,365	5,310	55	1%
Thermal Systems	2,387	2,341	46	2%
Steering	2,592	2,612	(20)	(1%)
Automotive Holdings Group	5,635	5,692	(57)	(1%)
Corporate and Other (a)	296	562	(266)	(47%)

Consolidated net sales	$26,392	$26,947	$(555)	(2%)

(a)	Corporate and Other includes the elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales. Total sales for 2006 decreased $555 million primarily due to lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $648 million, as well as contractual price reductions of $427 million or 1.6%, partially offset by increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (“commodity pass-through”) of $268 million and a favorable foreign currency exchange of $185 million primarily driven by the Euro, Brazilian Real, Korean Won and Chinese Renmenbi.

GM sales decreased $1.2 billion, principally due to production volumes for GM North America, which declined by approximately 4% compared to the same period in 2005, the wind-down of certain GM product programs and sales mix of $1.2 billion, as well as the migration during the period of certain product programs from sales to GM to sales to Tier I customers. Sales were further decreased due to contractual price reductions and the sale of the global battery product line. The GM sales decrease was partially offset by GM’s buildup of inventory for certain parts in the first half of 2006, commodity pass-through of $129 million, particularly copper and to a lesser extent platinum group metals, as well as favorable foreign currency exchange of $44 million, primarily driven by the Euro, Brazilian Real, Korean Won and Chinese Renmenbi.

Other customer sales increased by $669 million in 2006 to 56% of total sales. This other customer sales increase was primarily due to increased customer production schedules and new business from diversifying our global customer base of $417 million, primarily in Asia Pacific, favorable foreign exchange of $141 million and commodity pass-through of $139 million. Other customer sales in Asia Pacific grew by approximately $625 million or 52%, including effects of foreign currency exchange, compared to 2005. Included in this increase in other customer sales is $96 million of additional sales from our joint venture, SDAAC in the

Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method. To a lesser extent, the other customer sales increase was affected by the migration of certain chassis component product programs from sales to GM to sales to Tier I customers of approximately $124 million. Offsetting these increases in other customer sales were contractual price reductions.

Operating Results

The Company’s operating results by product segment and in total for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
Product Segment	2006	2005	Change
	(dollars in millions)

Electronics and Safety	$197	$177	$20
Powertrain Systems	(240)	(558)	318
Electrical/Electronic Architecture	(267)	127	(394)
Thermal Systems	(236)	(146)	(90)
Steering	(356)	(374)	18
Automotive Holdings Group	(1,168)	(1,374)	206
Corporate and Other (a)	(2,788)	(23)	(2,765)

Consolidated operating loss	$(4,858)	$(2,171)	$(2,687)

Consolidated gross margin	3.7%	4.6%

(a)	Corporate and Other includes the unallocated expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee special attrition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Consolidated operating loss includes Gross Margin; U.S. Employee Special Attrition Program Charges; Selling, General and Administrative expenses; Depreciation and Amortization expenses; Long-Lived Asset Impairment Charges and Goodwill Impairment Charges as discussed below. Gross margin percentage is defined as net sales less cost of sales (which exclude depreciation and amortization expense) divided by net sales.

Gross Margin Our gross margin decreased to $976 million or 3.7% in 2006 compared to gross margin of $1.2 billion or 4.6% in 2005. The gross margin decrease was primarily due to lower vehicle production and unfavorable product mix of approximately $567 million, partially attributable to an approximate 4% reduction in GM North America vehicle production. Additionally, contractual price reductions of approximately $427 million caused gross margin decreases. Offsetting these decreases were improvements in operational efficiencies of approximately $678 million, achieved despite increases in commodity prices such as copper, steel and resins/chemicals that could not be fully passed through to the customer. These improvements included approximately $137 million due to lower wage temporary hourly employees hired in the U.S. to replace employees leaving under the UAW Attrition Programs and IUE-CWA Special Attrition Program, and the unfavorable impact of increases in wage and benefit economics for the traditional U.S. legacy workforce of approximately $181 million. Also included in the improvements in operational efficiencies were improvements in both material and manufacturing efficiencies, partially offset by the manufacturing inefficiencies related to the large scale transition of our workforce from traditional employees to temporary labor. In addition, an increase in postemployment benefit accruals for other than temporarily idled employees in 2005 that was not repeated in 2006 resulted in a favorable impact to cost of sales by approximately $204 million.

U.S. Employee Special Attrition Program Charges Delphi recorded postretirement wage and benefit charges of approximately $3.0 billion during 2006 for the pre-retirement and buyout portions of the special attrition programs for UAW- and IUE-CWA-represented hourly employees. These charges included net pension and postretirement benefit curtailment charges of $1.9 billion offset by $59 million of a curtailment gain related to extended disability benefits for the year ended December 31, 2006, in U.S. employee special attrition program charges as well as special termination benefit charges of approximately $1.1 billion. The curtailment charges are primarily due to reductions in anticipated future service as a result of the employees electing to participate in the program. The special termination benefit charges were for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW- and IUE-CWA-represented hourly employees who elected to participate. As a result of the special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly we reduced such accruals by $108 million, which was recorded in cost of sales.

Selling, General and Administrative Expenses SG&A expenses of $1.6 billion, or 6.0% of total net sales for 2006 were essentially flat compared to $1.6 billion, or 6.1% of total net sales for 2005. The slight decrease as a percentage of total net sales in 2006 was primarily due to a reduction in information technology expense, a reduction in Corporate and Other expense attributable to a 9% year-over-year headcount reduction in the U.S. in 2006, as well as a reduction of expenses due to the sale of the global battery product line.

Depreciation and Amortization Expenses Depreciation and amortization was $1.1 billion for 2006 compared to $1.2 billion for 2005. The year-over-year decrease of $71 million was relatively flat and primarily reflects the impact of certain assets that were impaired in the fourth quarter of 2005, thereby reducing 2006 depreciation and amortization expense, lower capital spending at impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life in 2005. In addition, total capital spending is down by approximately 39% versus 2005, also contributing to reduced depreciation and amortization expense.

Long-Lived Asset Impairment Charges Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amounts of approximately $215 million and $233 million during 2006 and 2005, respectively. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The 2006 charges primarily related to our Automotive Holdings Group and Steering segments and the 2005 charges primarily related to our Automotive Holdings Group, Electrical/Electronic Architecture, Steering and Thermal Systems segments. Refer to Note 9. Property, Net to the consolidated financial statements.

Goodwill Impairment Charges Goodwill impairment charges related to the purchased goodwill balance of approximately $390 million were recorded in 2005. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Delphi evaluates the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The 2005 charges primarily related to our Powertrain Systems segment. There were no goodwill impairment charges for 2006.

Interest Expense We recorded interest expense for 2006 of $429 million as compared to interest expense of $318 million for 2005. The increase in interest expense for 2006 was generally attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $148 million and $38 million of contractual interest expense related to outstanding debt, including debt subject to compromise, were not recognized in accordance with the provisions of SOP 90-7 in 2006 and 2005, respectively.

Other Income and Expense Other income for 2006 was $38 million as compared to other income of $50 million for 2005. The 2006 amount included increased non-Debtor interest income associated with additional cash and cash equivalents on hand, while the 2005 amount includes an $18 million gain on the sale of our investment in Akebono Brake Industry Company.

Reorganization Items We recorded bankruptcy-related reorganization expense of $92 million and $3 million during 2006 and 2005, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of $150 million during 2006. These costs were partially offset by interest income of $55 million from accumulated cash from the reorganization and $3 million of gains on the settlement of prepetition liabilities during 2006.

Taxes We recorded income tax expense for 2006 of $136 million as compared to $55 million of income tax benefit for 2005. Given the effect of the mix of earnings by jurisdiction and withholding tax, the annual effective tax rate changed year-over-year from 2.2% to (2.6%). We do not recognize income tax benefits on losses in our U.S. and certain other non-U.S. operations as, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized. In 2006, we also recorded valuation allowances of $40 million for additional non-U.S. operations for which it is no longer more likely than not that these tax benefits will be realized.

Results of Operations by Segment

Electronics and Safety

Electronics and Safety’s sales and operating results for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
						%
	2006		2005		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,423	29%	$1,634	32%	$(211)	(13%)

Other customers	3,249	66%	3,207	63%	42	1%
Inter-segment	227	5%	279	5%	(52)	(19%)

Total Other and Inter-segment	3,476	71%	3,486	68%	(10)	—

Total net sales	$4,899		$5,120		$(221)	(4%)

Operating income	$197		$177		$20	11%
Gross margin	15.2%		14.3%

Net Sales Total sales for 2006 decreased $221 million from 2005 primarily due to lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $69 million and contractual price reductions of $120 million. These decreases were partially offset by the favorable impact of foreign currency exchange rates by $32 million, primarily due to movements in the Euro and Korean Won.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM North America production schedules, unfavorable sales mix, and the net of new and lost business, including design improvements that reduce costs and corresponding sales $197 million, as well as contractual price reductions. GM sales included a slight impact from favorable currency exchange rates, primarily related to the Euro.

The other customers and inter-segment sales decreased slightly for 2006 as compared to 2005 due to contractual price reductions. Offsetting these decreases were increased customer production schedules and new business wins, primarily in Europe and Asia Pacific, of $127 million, and a favorable impact from currency exchange rates of $27 million, primarily the Euro and the Korean Won.

Operating Income/Loss The increased operating income for 2006 as compared to 2005 was impacted by material savings and improved manufacturing and engineering operations performance which increased operating results by $160 million. In addition, operating income for 2006 included a gain on the sale of MobileAria assets of approximately $7 million. Offsetting the increase were a reduction in customer production schedules and unfavorable sales mix of $115 million as well as contractual price reductions of $120 million.

Powertrain Systems

Powertrain Systems’ sales and operating results for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
						%
	2006		2005		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,667	32%	$1,924	36%	$(257)	(13%)

Other customers	3,220	62%	2,976	56%	244	8%
Inter-segment	331	6%	410	8%	(79)	(19%)

Total Other and Inter-segment	3,551	68%	3,386	64%	165	5%

Total net sales	$5,218		$5,310		$(92)	(2%)

Operating income (loss)	$(240)		$(558)		$318	57%
Gross margin	5.9%		7.2%

Net Sales Total sales for 2006 decreased $92 million from 2005 primarily due to the sale of our global battery product line in the third quarter of 2005 of $179 million, contractual price reductions of $118 million and design changes that reduced cost and corresponding sales of $52 million. The decrease in sales was partially offset by a $154 million increase in customer production schedules, sales mix, and the net of new and lost business, the favorable impact of foreign currency exchange of $53 million, related to the Brazilian Real, Chinese Renmenbi and Euro, as well as commodity pass-through of $49 million.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM production schedules, sales mix, and the net of new and lost business of $172 million, as well as contractual price reductions. Included in the GM sales decrease during 2006 was the sale of our global battery product line in the third quarter of 2005 of $40 million. Offsetting these sales decreases was a slightly favorable impact from currency exchange rates, primarily the Brazilian Real, and commodity pass-through of $17 million.

The other customers and inter-segment sales increase for 2006 as compared to 2005 was due to customer production schedule increases, sales mix, and the net of new and lost business of $288 million, primarily in Europe and Asia Pacific, as well as commodity pass-through of $32 million and a favorable $48 million impact from currency exchange rates, primarily driven by the Brazilian Real and the Chinese Renmenbi. Included in the net production schedule increases was a partial reduction to other customer and inter-segment sales from the sale of our global battery product line in the third quarter of 2005 of $139 million. Other customers and inter-segment sales were also unfavorably impacted by contractual price reductions.

Operating Income/Loss The operating loss decrease for 2006 as compared to 2005 was primarily attributable to a $368 million goodwill impairment charge recorded in 2005, operational performance improvements, primarily manufacturing and material improvements and a $37 million gain on the sale of the global battery product line recognized in the third quarter of 2005. Offsetting these decreases were reductions in net customer production schedules, primarily GM offset by other customers, sales mix of $50 million and contractual price reductions of $118 million, increased employee termination benefits and other exit costs related to the consolidation of our U.S. locations and the establishment of additional environmental reserves.

Electrical/Electronic Architecture

Electrical/Electronic Architecture’s sales and operating results for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
						%
	2006		2005		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,772	33%	$1,910	36%	$(138)	(7%)

Other customers	3,420	64%	3,195	60%	225	7%
Inter-segment	173	3%	205	4%	(32)	(16%)

Total Other and Inter-segment	3,593	67%	3,400	64%	193	6%

Total net sales	$5,365		$5,310		$55	1%

Operating (loss) income	$(267)		$127		$(394)	(310%)
Gross margin	5.1%		12.6%

Net Sales The total sales increase of $55 million for 2006 as compared to 2005 was primarily due to commodity pass-through, primarily copper, of $187 million, as well as favorable foreign currency exchange of $63 million, primarily related to the Euro and the Brazilian Real. These increases in sales were partially offset by customer production schedules, sales mix, and the net of new and lost business of $30 million and contractual price reductions of $147 million.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM North America production schedules, sales mix and the net of new and lost business of $198 million, as well as contractual price reductions. The decrease was somewhat reduced by commodity pass-through and the impact of favorable currency exchange rates of $20 million, primarily related to the Brazilian Real.

The other customers and inter-segment sales increase for 2006 as compared to 2005 was due to customer production schedule increases, sales mix, and the net of new and lost business of $168 million, primarily in Europe and Asia Pacific, and commodity pass-through. Further driving the increase was the impact of favorable currency exchange rates of $43 million, primarily related to the Euro and the Brazilian Real. Offsetting the favorable volume, commodity pass-through and currency impacts were contractual price reductions.

Operating Income/Loss The operating loss for 2006 as compared to operating income for 2005 was the result of reductions in customer production schedules and sales mix of $136 million and contractual price reductions of $147 million. Results in 2006 were impacted by a challenging environment for the North American business which included a reduction GM North America production schedules and the absence of a competitive labor agreement in our U.S. operations to allow us to adjust our cost structure to the lower volume requirements, as well as $40 million increase in employee termination benefits and other exit costs related to our U.S. and selected western European operations. Results were also negatively impacted by global commodities markets, especially copper. Partially offsetting these decreases was minimal long-lived asset impairment charges recorded in 2006 versus $35 million recorded in 2005.

Thermal Systems

Thermal Systems’ sales and operating results for the year ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
						%
	2006		2005		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,430	60%	$1,519	65%	$(89)	(6%)

Other customers	842	35%	717	31%	125	17%
Inter-segment	115	5%	105	4%	10	10%

Total Other and Inter-segment	957	40%	822	35%	135	16%

Total net sales	$2,387		$2,341		$46	2%

Operating loss	$(236)		$(146)		$(90)	(62%)
Gross margin	(1.3%)		3.9%

Net Sales Total sales for 2006 increased $46 million from 2005 primarily due to the acquisition of a controlling position in SDAAC. SDAAC is a Chinese entity specializing in HVAC and powertrain cooling supply to the Chinese market. SDAAC’s revenue included in Thermal Systems operating results beginning in the third quarter of 2006 was $96 million related to other customers. Additionally, sales increased due to a favorable impact from commodity pass-through of $18 million and favorable foreign currency exchange of $18 million, mostly offset by customer production schedules, sales mix and the net of new and lost business of $61 million and contractual price reductions of $25 million.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM North America production schedules and the net of new and lost business of $103 million, as well as contractual price reductions. The decrease was partially reduced by commodity pass-through of $16 million, related to aluminum and copper, and the slightly favorable impact of currency exchange rates related to the Brazilian Real and Euro.

The other customer and inter-segment sales increase for 2006 as compared to 2005 was primarily driven by the acquisition of a controlling position in SDAAC discussed above. Excluding the impact of the SDAAC acquisition, other customers and inter-segment sales were further improved by additional customer production schedules and the net of new and lost business of $37 million from increasing business in North and South America. Favorable foreign exchange of $12 million, related to the Brazilian Real and Euro, and commodity pass-through were partially offset by contractual price reductions for a combined net increase to sales of $5 million.

Operating Income/Loss The increase in operating loss for 2006 as compared to 2005 was impacted by a reduction in customer production schedules and sales mix of $31 million and contractual price reductions of $25 million. As Thermal Systems continues to transform operations, it incurred costs related to additional employee termination benefit and other exit costs of $61 million, as well as increases to environmental reserves in the U.S. Additionally, during the third quarter of 2006 Thermal Systems began experiencing quality issues regarding parts that were purchased from one of Delphi’s suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the customer most affected by the issue to determine our ultimate cost as well as the supplier to determine if any portion of the liability is recoverable. Operating income in 2006 was also disproportionately affected by Thermal System’s ongoing investments in new markets. Favorable performance, primarily in material and manufacturing performance and reduced depreciation and amortization expense, offset the increased warranty and new market investment provided a net favorable impact of $41 million.

Steering

Steering’s sales and operating results for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
						%
	2006		2005		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,596	62%	$1,637	63%	$(41)	(3%)

Other customers	866	33%	850	32%	16	2%
Inter-segment	130	5%	125	5%	5	4%

Total Other and Inter-segment	996	38%	975	37%	21	2%

Total net sales	$2,592		$2,612		$(20)	(1%)

Operating income (loss)	$(356)		$(374)		$18	5%
Gross margin	(3.6%)		(3.1%)

Net Sales Total sales for 2006 decreased $20 million from 2005 primarily due to reduced customer production schedules, sales mix, the net of new and lost business and design changes of $5 million; contractual price reductions of $12 million and a reduction in commodity pass-through of $6 million. These decreases were partially offset by a slight favorable foreign currency exchange.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in customer production schedules, sales mix, and the net of new and lost business of $31 million, including the migration during the period of certain product programs from sales to GM to sales to Tier I customers. GM sales decrease was also due to contractual price reductions and a reduction in commodity pass-through, partially offset by a slightly favorable impact from currency exchange rates.

The other customers and inter-segment sales increase for 2006 as compared to 2005 was due to changing customer production schedules (non-U.S. improvements offset by reductions in the U.S.), sales mix, and the net of new and lost business of $25 million, including the migration during the period of certain product programs from sales to GM to sales to Tier I customers. The new business growth was driven primarily by opportunities in China. Offsetting this increase were contractual price reductions.

Operating Income/Loss The reduction in operating loss for 2006 as compared to 2005 was impacted by operational performance improvements, primarily in material and manufacturing, of $28 million, as well as a reduction in costs for idled U. S. hourly workers who receive nearly full pay and benefits of $42 million. Offsetting these favorable items were reductions in customer production schedules and unfavorable sales mix of $51 million, contractual price reductions of $12 million and employee termination benefit and other exit costs.

Automotive Holdings Group

Automotive Holdings Group’s sales and operating results for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
						%
	2006		2005		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$3,139	56%	$3,426	60%	$(287)	(8%)

Other customers	2,088	37%	1,771	31%	317	18%
Inter-segment	408	7%	495	9%	(87)	(18%)

Total Other and Inter-segment	2,496	44%	2,266	40%	230	10%

Total net sales	$5,635		$5,692		$(57)	(1%)

Operating income (loss)	$(1,168)		$(1,374)		$206	15%
Gross margin	(9.9%)		(13.0%)

Net Sales Total sales for 2006 decreased $57 million from 2005 primarily due to customer production schedules, sales mix, and the net of new and lost business of $64 million and contractual price reductions of $31 million, partially offset by a favorable impact from commodity pass-through of $24 million and favorable currency exchange rates of $14 million.

GM sales decreased for 2006 as compared to 2005 primarily due to the migration of certain product programs from direct sales to GM to sales to Tier 1 customers, the exit of certain plants and products (operations other than our chassis products and interiors product operations) and contractual price reductions. The increase in other customer and inter-segment sales in 2006 was substantially impacted by the migration of certain product programs from sales to GM to sales to Tier I customers.

Operating Income/Loss The operating loss improvement for 2006 as compared to 2005 was impacted by operational performance improvements, primarily in manufacturing, of $191 million, as well as a reduction in costs for idled U.S. hourly workers who receive nearly full pay and benefits of $69 million. Offsetting these improvements were the impacts of volume reductions and sales mix, long-lived asset impairment charges and the establishment of additional environmental reserves.

Corporate and Other

Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee special attrition programs (Refer to Note 16. U.S. Employee Special Attrition Program and Pension and Other Postretirement Benefits). Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales Corporate and Other sales 2006 were $296 million a decrease of $266 million compared to $562 million in 2005. The decrease is primarily related to the divestiture of our global battery product line, lower sales in our GM service parts organization business and a softening in the U.S. retail satellite radio market. Partially offsetting these decreases was a reduction of eliminations of inter-segment sale transactions of approximately $1.4 billion and $1.6 billion in 2006 and 2005, respectively.

Operating Income/Loss The operating loss for 2006 for Corporate and Other was $2.8 billion compared to $23 million for 2005. The increased loss was primarily due to U.S. employee special attrition program charges of $3.0 billion in 2006. Corporate allocations are recorded within the operating segment results based on budgeted amounts and any variances to budget (gains or losses) are recognized in the Corporate and Other segment as these variances to corporate expenses are not included in segment performance measurements. These amounts explain the remainder of the variance.

2005 versus 2004

Consolidated Results of Operations

Net Sales

The Company’s net sales by product segment and in total for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
				%
Product Segment	2005	2004	Change	Change
	(dollars in millions)

Electronics and Safety	$5,120	$5,322	$(202)	(4%)
Powertrain Systems	5,310	6,139	(829)	(14%)
Electrical/Electronic Architecture	5,310	5,520	(210)	(4%)
Thermal Systems	2,341	2,352	(11)	—
Steering	2,612	2,896	(284)	(10%)
Automotive Holdings Group	5,692	6,134	(442)	(7%)
Corporate and Other (a)	562	259	303	117%

Consolidated net sales	$26,947	$28,622	$(1,675)	(6%)

(a)	Corporate and Other includes the elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales Total sales for 2005 decreased $1.7 billion from 2004 primarily due to decreased customer production schedules, sales mix and the net of new and lost business of $1.6 billion, and contractual price reductions of $454 million or 1.6%. These decreases were partially offset by favorable foreign currency exchange of $225 million primarily driven by the Euro and commodity pass-through of $120 million.

GM sales for 2005 decreased $2.6 billion from 2004 to 48%, principally due to an approximate 8% reduction in GM North America production schedules, the migration during the period of certain product programs from sales to GM to sales to Tier 1 customers, and the wind-down of certain GM product programs. GM sales were also unfavorably impacted by continued contractual price reductions, partially offset by commodity pass-through, as well as favorable foreign currency exchange of $76 million, principally the Euro.

Other customer sales for 2005 increased by $882 million from 2004 to 52% of total sales, including approximately $148 million resulting from favorable currency exchange rates, primarily due to the Euro. Excluding the effects of unfavorable foreign currency exchange, our other customer sales increased approximately $734 million. This other customer sales increase was primarily due to increased customer production schedules and new business from diversifying our global customer base of $754 million. Offsetting these increases in other customer sales were contractual price reductions, partially offset by commodity pass-through.

Operating Results

The Company’s operating results by product segment and in total for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
Product Segment	2005	2004	Change
	(dollars in millions)

Electronics and Safety	$177	$325	$(148)
Powertrain Systems	(558)	170	(728)
Electrical/Electronic Architecture	127	269	(142)
Thermal Systems	(146)	(76)	(70)
Steering	(374)	(134)	(240)
Automotive Holdings Group	(1,374)	(1,081)	(293)
Corporate and Other (a)	(23)	45	(68)

Consolidated operating loss	$(2,171)	$(482)	$(1,689)

Consolidated gross margin	4.6%	9.2%

(a)	Corporate and Other includes the unallocated expenses of corporate administration, other expenses and income of a non-operating or strategic nature and the elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Consolidated operating loss includes Gross Margin; Selling, General and Administrative expenses; Depreciation and Amortization expenses; Long-Lived Asset Impairment Charges and Goodwill Impairment Charges as discussed below. Gross margin percentage is defined as net sales less cost of sales (which excludes depreciation and amortization expense) divided by net sales.

Gross Margin Our gross margin fell to 4.6% for 2005 compared to gross margin of 9.2% for 2004. Lower vehicle production and unfavorable product mix reduced gross margin by approximately $912 million, primarily attributable to an approximate 8% reduction in GM North America production schedules. Contractual price reductions resulted in price decreases of $454 million. The remaining decrease in gross margin was driven by design changes and an increase in costs for idled U.S. hourly workers who receive nearly full pay and benefits. These unfavorable variances were offset by operational efficiencies, primarily material and manufacturing efficiencies, of $405 million. This improvement in material and manufacturing operational efficiencies was achieved despite significant increases in commodity prices such as copper, steel and resins/chemicals that could not be fully passed through to the customer.

Selling, General and Administrative Expenses SG&A expenses were relatively flat at $1.6 billion, or 6.1% of total net sales for 2005, consistent with $1.6 billion for 2004.

Depreciation and Amortization Expenses Depreciation and amortization was relatively flat at year-over-year at $1.2 billion for 2005 compared to $1.1 billion for 2004.

Long-Lived Asset Impairment Charges Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amounts of approximately $233 million and $326 million during 2005 and 2004, respectively. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The 2005 charges primarily related to our Automotive Holdings Group, Electrical/Electronic Architecture, Steering and Thermal Systems segments and the 2004 charges primarily related to our Automotive Holdings Group and

Electrical/Electronic Architecture segments. Refer to Note 9. Property, Net to the consolidated financial statements.

Goodwill Impairment Charges Goodwill impairment charges related to the purchased goodwill balance were recorded in the amounts of approximately $390 million and $46 million during 2005 and 2004, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Delphi evaluates the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The 2005 charges related to our Powertrain Systems and Automotive Holdings Group segments and the 2004 charges related to our Thermal Systems and Steering segments.

Interest Expense We recorded interest expense for 2005 of $318 million as compared to interest expense of $232 million for 2004. The increase in interest expense for 2005 was generally attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $38 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in 2005 in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

Other Income and Expense Other income for 2005 was $50 million as compared to expense of $8 million for 2004. Other income in 2005 includes a gain on the sale of our investment in Akebono Brake Industry Company, which was accounted for as an available-for-sale marketable security. This sale resulted in the recognition of a realized gain of $18 million in other income and the reversal of the investment’s unrealized gain from other comprehensive income. In addition, interest income increased in 2005 associated with the additional cash equivalents on hand, particularly in the third quarter.

Reorganization Items We recorded bankruptcy related reorganization expense of $3 million during 2005. On October 8, 2005, the Company and certain of its U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. From October 8, 2005 through the end of the year Delphi incurred professional fees directly related to the reorganization of $28 million during 2005. These costs were partially offset by interest income of $11 million from accumulated cash from the reorganization, $8 million of gains on the settlement of prepetition liabilities, and $6 million of other reorganization income.

Taxes We recorded income tax benefit for the year ended December 31, 2005 of $55 million as compared to an income tax expense of $4.1 billion for the year ended December 31, 2004. During 2004 we recorded a valuation allowance of $4.7 billion against all of our net U.S. deferred tax assets as of December 31, 2004. During 2004 and continuing into 2005, the amount of pre-tax losses we incurred in the U.S. increased significantly due to lower vehicle manufacturer production volumes in the U.S., declining content per vehicle with GM in the U.S., and the fixed cost nature of our U.S. manufacturing operations. As a result, we re-evaluated the recoverability of our U.S. deferred tax assets. Due to our history of U.S. losses over the prior three years, combined with the U.S. operating outlook for the near to mid-term, we determined that we could no longer support realization of such amounts.

In addition, our 2004 income tax expense included $177 million of benefits recognized upon the completion of income tax audits for prior periods, including periods prior to the Separation. Under an agreement entered into with GM, in connection with the Separation, Delphi is responsible for all foreign income taxes and certain U.S. federal and state income taxes applicable to Delphi operations prior to the Separation. During the fourth quarter of 2004, GM resolved Internal Revenue Service audits for the tax years through 1997. Upon completion of this process, Delphi and GM determined the amounts due between Delphi and GM under the agreement and GM paid Delphi $4 million prior to December 31, 2004. At the conclusion of these discussions, we reevaluated the related tax reserves applicable to 1998 and prior tax periods and as a result determined that approximately $161 million of tax reserves were no longer necessary and an adjustment to reduce the reserve was recorded during the fourth quarter of 2004. Additionally, during the second quarter of 2004, the routine U.S. federal tax audit of our tax returns for the portion of 1999 following spin-off from GM and for 2000 was substantially completed. As a result of this audit, we made a tax payment in the third quarter of 2004 of approximately $9 million (including interest). Upon completion of the audit, we determined that approximately $12 million of tax reserves were no longer required and an adjustment to reduce the reserve was recorded during the second quarter of 2004.

Results of Operations by Segment

Electronics and Safety

Electronics and Safety’s sales and operating results for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
						%
	2005		2004		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,634	32%	$2,128	40%	$(494)	(23%)

Other customers	3,207	63%	2,819	53%	388	14%
Inter-segment	279	5%	375	7%	(96)	(26%)

Total Other and Inter-segment	3,486	68%	3,194	60%	292	9%

Total net sales	$5,120		$5,322		$(202)	(4%)

Operating income (loss)	$177		$325		$(148)	(46%)
Gross margin	14.3%		15.9%

Net Sales Total sales for 2005 decreased $202 million from 2004 primarily due to contractual price reductions of $117 million, as well as reduced customer production schedules, unfavorable sales mix, and the net of new and lost business of $32 million. These increases were offset by favorable foreign currency exchange by $34 million, primarily related to the Euro.

The GM sales decrease for 2005 as compared to 2004 was primarily due to a decline in GM North America production schedules, unfavorable sales mix, and the net of new and lost business of $432 million, as well as contractual price reductions. GM sales included a slight impact from favorable currency exchange rates, primarily related to the Euro.

The other customers and inter-segment sales increase for 2005 as compared to 2004 was due to customer production schedule increases, favorable sales mix, and the net of new and lost business of $400 million, primarily in Europe and to a lesser extent Asia Pacific and North America, as well as $34 million from favorable currency exchange rates, primarily the Euro. These increases were offset by contractual price reductions.

Operating Income/Loss The decrease in operating income for 2005 as compared to 2004 was impacted by contractual price reductions of $117 million as well as a reduction in customer production schedules and unfavorable sales mix of $52 million. The remaining decrease in gross margin was primarily driven by design changes. Offsetting these decreases were material savings and improved manufacturing and engineering operations performance which increased operating results by $146 million.

Powertrain Systems

Powertrain Systems’ sales and operating results for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
						%
	2005		2004		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,924	36%	$2,521	41%	$(597)	(24%)

Other customers	2,976	56%	3,119	51%	(143)	(5%)
Inter-segment	410	8%	499	8%	(89)	(18%)

Total Other and Inter-segment	3,386	64%	3,618	59%	(232)	(6%)

Total net sales	$5,310		$6,139		$(829)	(14%)

Operating income (loss)	$(558)		$170		$(728)	(428%)
Gross margin	7.2%		11.7%

Net Sales Total sales for 2005 decreased $829 million from 2004 primarily due to a reduction in customer production schedules, sales mix, and the net of new and lost business of $766 million and contractual price reductions and design changes of $130 million. The sales decrease was partially offset by commodity pass-through of $33 million and a favorable impact from foreign currency exchange of $36 million, primarily due to the Euro.

The GM sales decrease for 2005 as compared to 2004 was primarily due to a decline in GM production schedules, the migration during the period of certain product programs from sales to GM to sales to Tier 1 customers, the sale of our global battery product line in the third quarter of 2005, sales mix, and the net of new and lost business of $575 million. Also reducing sales were contractual price reductions and design changes. Offsetting these decreases were a favorable impact from foreign currency exchange of $26 million, primarily due to the Euro, and a slight increase in commodity pass-through.

The other customers and inter-segment sales decrease for 2005 as compared to 2004 was due to customer production schedule increases, the sale of our global battery product line in the third quarter of 2005, sales mix, and the net of new and lost business of $191 million. Also reducing sales were contractual price reductions and design changes. Offsetting these decreases were commodity pass-through of $25 million and favorable currency exchange rates of $10 million, primarily driven by the Euro.

Operating Income/Loss The operating loss for 2005 as compared to operating income for 2004 was the result of a $368 million goodwill impairment charge and a reduction in customer production schedules and sales mix of $257 million. The remaining decrease was primarily driven by contractual price reductions, design changes, employee termination benefits and other exit costs, and the increased costs for idled U.S. hourly workers who receive nearly full pay and benefits. Offsetting these decreases were operational performance improvements in manufacturing and materials and a $37 million gain on the sale of the global battery product line in the third quarter of 2005.

Electrical/Electronic Architecture

Electrical/Electronic Architecture’s sales and operating results for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
						%
	2005		2004		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,910	36%	$2,158	39%	$(248)	(11%)

Other customers	3,195	60%	3,158	57%	37	1%
Inter-segment	205	4%	204	4%	1	—

Total Other and Inter-segment	3,400	64%	3,362	61%	38	1%

Total net sales	$5,310		$5,520		$(210)	(4%)

Operating income (loss)	$127		$269		$(142)	(53%)
Gross margin	12.6%		14.8%

Net Sales Total sales for 2005 decreased $210 million from 2004 primarily due to customer production schedules, sales mix, and the net of new and lost business of $165 million, as well as contractual price reductions of $119 million. The decrease was partially offset by commodity pass-through, primarily copper, of $54 million and favorable foreign exchange of $85 million, primarily related to the Euro and the Brazilian Real.

The GM sales decrease for 2005 as compared to 2004 was primarily due to a decline in GM North America production schedules, sales mix and the net of new and lost business of $192 million, as well as contractual price reductions. The decrease was somewhat reduced by commodity pass-through. Further offsetting the decrease was favorable currency exchange of $24 million, primarily related to the Euro and the Brazilian Real.

The other customers and inter-segment sales increase for 2005 as compared to 2004 was due to the impact of favorable currency exchange rates of $61 million, primarily related to the Euro and the Brazilian Real, customer production schedule increases, sales mix, and the net of new and lost business of $27 million, and commodity pass-through. Offsetting the favorable currency impacts, commodity pass-through and volume were contractual price reductions.

Operating Income/Loss The operating income decrease for 2005 as compared to 2004 was impacted by a reduction in customer production schedules and sales mix of $138 million, contractual price reductions of $119 million and long-lived asset impairment. Offsetting these decreases were other operational performance items of $142 million, primarily material and manufacturing efficiencies.

Thermal Systems

Thermal Systems’ sales and operating results for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
						%
	2005		2004		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,519	65%	$1,569	67%	$(50)	(3%)

Other customers	717	31%	666	28%	51	8%
Inter-segment	105	4%	117	5%	(12)	(10%)

Total Other and Inter-segment	822	35%	783	33%	39	5%

Total net sales	$2,341		$2,352		$(11)	—

Operating loss	$(146)		$(76)		$(70)	(92%)
Gross margin	3.9%		6.7%

Net Sales Total sales for 2005 decreased $11 million from 2004 primarily due to contractual price reductions of $62 million. Offsetting this decrease was the impact of favorable foreign currency exchange of $30 million, primarily driven by the Euro, as well as commodity pass-through of $11 million. Additionally, customer production schedules, sales mix, and the net of new and lost business slightly increased sales by $10 million on a combined basis.

The GM sales decrease for 2005 as compared to 2004 was primarily due to a decline in GM North America production schedules, sales mix, and the net of new and lost business of $28 million, as well as contractual price reductions. The decrease was somewhat reduced by commodity pass-through of $10 million and the impact of favorable currency exchange rates of $15 million, primarily related to the Brazilian Real and the Euro.

The other customer and inter-segment sales increase for 2005 as compared to 2004 was primarily driven by an increase in customer production schedules, sales mix, and the net of new and lost business of $38 million, and the impact of favorable currency exchange rates of $15 million. Partially offsetting the favorable currency impacts were contractual price reductions.

Operating Income/Loss The operating loss increase for 2005 as compared to 2004 was impacted by contractual price reductions of $62 million, as well as a reduction in customer production schedules and sales mix of $22 million and long-lived asset impairment charges. Slightly offsetting these decreases was a net favorable impact between operational performance improvements offset by wage, benefit and other material economic increases.

Steering

Steering’s sales and operating results for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
						%
	2005		2004		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,637	63%	$1,977	68%	$(340)	(17%)

Other customers	850	32%	813	28%	37	5%
Inter-segment	125	5%	106	4%	19	18%

Total Other and Inter-segment	975	37%	919	32%	56	6%

Total net sales	$2,612		$2,896		$(284)	(10%)

Operating loss	$(374)		$(134)		$(240)	(179%)
Gross margin	(3.1%)		5.3%

Net Sales Total sales for 2005 decreased $284 million from 2004 primarily due to a reduction in customer production schedules, sales mix, and the net of new and lost business of $274 million and contractual price reductions of $23 million. These decreases were partially offset by favorable foreign currency exchange of $10 million, and a slight impact due to commodity pass-through.

The GM sales decrease for 2005 as compared to 2004 was primarily due to a decline in customer production schedules, the migration during the period of certain product programs from sales to GM to sales to Tier 1 customers, sales mix, and the net of new and lost business of $327 million, contractual price reductions and a slight decrease in commodity pass-through. These decreases were partially offset by a slight favorable impact from foreign currency exchange.

The other customers and inter-segment sales increase for 2005 as compared to 2004 was due to the migration during the period of certain product programs from sales to GM to sales to Tier 1 customers, sales mix, and the net of new and lost business of $53 million. Other customer and inter-segment sales were also favorably impacted slightly by commodity pass-through and foreign currency exchange. These increases were partially offset by contractual price reductions.

Operating Income/Loss The operating loss increase for 2005 as compared to 2004 was impacted by a reduction in customer production schedules, sales mix, and the net of new and lost business of $163 million, contractual price reductions of $23 million, an increase in costs for idled U.S. hourly workers who receive nearly full pay and benefits of $29 million and impairment of assets in two European sites of $27 million. Offsetting these decreases were operational performance improvements, primarily in manufacturing and material of $8 million, with gross performance of $118 million offset by unfavorable employee and commodity economics of $110 million.

Automotive Holdings Group

Automotive Holdings Group’s sales and operating results for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended
	December 31,
						%
	2005		2004		Change	Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$3,426	60%	$4,087	67%	$(661)	(16%)

Other customers	1,771	31%	1,406	23%	365	26%
Inter-segment	495	9%	641	10%	(146)	(23%)

Total Other and Inter-segment	2,266	40%	2,047	33%	219	11%

Total net sales	$5,692		$6,134		$(442)	(7%)

Operating loss	$(1,374)		$(1,081)		$(293)	(27%)
Gross margin	(13.0%)		(4.2%)

Net Sales Total sales for 2005 decreased $442 million from 2004 primarily due to a reduction in customer production schedules, sales mix, and the net of new and lost business $444 million. Contractual price reductions of $83 million further reduced sales in 2005. These decreases were partially offset by commodity pass-through of $23 million, as well as the impact of favorable foreign currency exchange of $13 million.

The GM sales decrease for 2005 as compared to 2004 was primarily due to a reduction in customer production schedules, sales mix, and the net of new and lost business, and contractual price reductions. The GM sales reductions were slightly offset by commodity pass-through and gains in non-GM sales. AHG’s sales are predominantly to GM or to other customers, primarily Tier I suppliers which ultimately sell our products to GM.

Operating Income/Loss The increased operating loss for 2005 as compared to 2004 was impacted by reductions in customer production schedules, sales mix, and the net of new and lost business of $265 million, contractual price reductions of $83 million, increases in idled workforce of $24 million and an inventory write-off of $40 million. Partially offsetting the decreases in operating income was a reduction of long-lived asset impairment charges of $181 million.

Corporate and Other

Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature and elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales Corporate and Other sales for 2005 were $562 million, an increase of $303 million, compared to $259 million for 2004. Elimination of inter-segment sale transactions was approximately $1.6 billion and $1.9 billion in 2005 and 2004, respectively.

Operating Income/Loss The operating loss for 2005 for Corporate and Other was $23 million, a decrease of $68 million, compared with operating income of $45 million for 2004. Corporate allocations are recorded within the operating segment results based on budgeted amounts and any variances to budget (gains or losses) are recognized in the Corporate and Other segment as these variances to corporate expenses are not included in segment performance measurements. These amounts explain the majority of the variance.

Liquidity and Capital Resources

Overview of Capital Structure

On January 9, 2007, Delphi successfully refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximately $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 and the approximately $2.5 billion outstanding on its $2.825 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”).

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i), with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or London Interbank Borrowing Rate (“LIBOR”) plus (x), with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.

The Refinanced DIP Credit Facility’s other terms and conditions remain relatively unchanged from the terms and conditions in the Amended DIP Credit Facility. The following paragraphs describe the capital structure throughout 2006.

On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended through November 13, 2006 (the “Amended DIP Credit Facility”), to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., is syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consists of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carried an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is LIBOR. Accordingly, the interest rate would fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility was to expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility were prepayable at Delphi’s option without premium or penalty.

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

The Amended DIP Credit Facility provided the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi only pledged 65% of the stock of its first-tier non-U.S. subsidiaries) and further provided that amounts borrowed under the Amended DIP Credit Facility would be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time was limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at December 31, 2006. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) was equal to or greater than $500 million, the restrictions on investments, mergers and disposition of assets did not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).

The covenants required Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), as defined, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007, at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility contained certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Amended DIP Credit Facility covenants as of December 31, 2006.

As of November 21, 2005, the Amended DIP Credit Facility $250 million term loan was funded. As of December 31, 2006, there were no amounts outstanding under the Amended DIP Credit Facility revolving facility, but the Company had approximately $92 million in letters of credit outstanding under the Amended DIP Credit Facility revolving facility as of that date. The foregoing description of the Amended DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Amended DIP Credit Facility, a copy of which was previously filed with the SEC. Refer to Note 14. Debt to the consolidated financial statements for additional information on the Refinanced DIP Credit Facility.

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement, which was then finalized on November 18, 2005, permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007 with substantially the same terms and conditions. The renewed program has an availability of €178 million ($234 million at December 31, 2006 currency exchange rates) and £12 million ($24 million at December 31, 2006 currency exchange rates). As of December 31, 2006, outstanding borrowings under this program were approximately $122 million.

Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a subsidiary of Delphi which issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the United States Bankruptcy Code.

Delphi’s filing under chapter 11 of the Bankruptcy Code constituted an “early termination event,” pursuant to which the trusts were required to be dissolved in accordance with their respective trust declarations after notice of such liquidation was sent to each security holder. Law Debenture Trust Company of New York, as Trustee (“Law Debenture”), issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Co. as nominee for the Depository Trust Company (“DTC”), were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations.

As of December 31, 2006, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. The following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	Year Ended December 31,
	2006	2005
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033 (1)	391	—
Other debt	70	78

Total long-term debt subject to compromise	2,445	2,062

Short-term, other, and long-term debt not subject to compromise:
Prepetition revolving credit facility	1,507	1,506
Prepetition term loan, due 2011	985	984
Accounts receivable factoring	409	365
DIP term loan	250	—
European securitization	122	149
Other debt	66	113

Total short-term and other debt not subject to compromise	3,339	3,117

Other long-term debt, DIP term loan	—	250
Other long-term debt	49	23

Total debt not subject to compromise	3,388	3,390

Total outstanding debt	$5,833	$5,452

(1)	In conjunction with the liquidation of the Trusts on November 14, 2006, the interests of Delphi Trust I and Delphi Trust II in the junior subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts.

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

Prepetition Indebtedness

The following should be read in conjunction with Note 14. Debt to the consolidated financial statements in this Annual Report.

Senior Unsecured Debt. Delphi had approximately $2.0 billion of unsecured debt at December 31, 2006. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2006 and 2005. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013, $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

Junior Subordinated Notes. Delphi previously had trust preferred securities that were issued by our subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHRA and began trading on the Pink Sheets, a quotation source for over-the-counter securities on November 11, 2005. (Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Ratings, Stock Listing in this Annual Report). The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. As a result of our filing for chapter 11, payments of these cash distributions were stayed.

Our filing for chapter 11 was an event of default under each Trust’s respective trust declarations, and as described in the Overview of Capital Structure above, was an “early termination event,” pursuant to which the trusts were required to be dissolved in accordance with their respective trust declarations after notice of such liquidation was sent to each security holder. Law Debenture issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Co. as nominee for the DTC, were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations. At December 31, 2006, Delphi had approximately $250 million of junior subordinated notes bearing interest at 8.25% maturing on November 15, 2033, and $150 million of variable rate junior subordinated notes maturing on November 15, 2033.

Prepetition Credit Facilities. As of December 31, 2006, approximately $2.5 billion was outstanding under the Prepetition Facility, consisting of approximately $1.5 billion under the Revolving Facility and approximately $1.0 billion under the Term Loan. Additionally, as of December 31, 2006, there were no letters of credit outstanding under the Prepetition Facility.

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

On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C Term Loan C of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect. Additionally, the Prepetition Facility was terminated. Refer to Refinanced DIP Credit Facility, under Subsequent Events, for additional information on the Refinanced DIP Credit Facility.

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2006 and 2005, we had $409 million and $365 million, respectively, outstanding under these accounts receivable factoring facilities.

We also have a European accounts receivables securitization program. Accounts receivable transferred under this program are also accounted for as short-term debt. As of December 31, 2006 and 2005, outstanding borrowings under this program were approximately $122 million and $149 million, respectively.

As of December 31, 2006 and 2005, we had $115 million and $136 million, respectively, of other debt, primarily consisting of overseas bank facilities, and $70 million and $78 million, respectively, of other debt classified as Liabilities Subject to Compromise.

Cash Requirements

The following table summarizes our expected cash outflows resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature.

	Payments due by Period
			2008	2010
	Total	2007	& 2009	& 2011	Thereafter
	(in millions)

Debt and capital lease obligations (1)	$3,388	$3,339	$29	$7	$13
Operating lease obligations	416	112	151	90	63
Contractual commitments for capital expenditures	239	237	2	—	—
Other contractual purchase commitments, including information technology	687	143	274	203	67

Total (2)	$4,730	$3,831	$456	$300	$143

(1)	These amounts include the $2.5 billion outstanding under the prepetition credit facilities and the $250 million outstanding under the Amended DIP Credit Facility term loan that was refinanced on January 9, 2007 when Delphi entered into the Refinanced DIP Credit Facility.

(2)	The amounts above exclude (a) our minimum funding requirements as set forth by ERISA, which are $3.3 billion over the next two years. Our minimum funding requirements after 2006 are dependent on several factors. We also have payments due under our other OPEB plans. These plans are not required to be funded in advance, but are “pay as you go.” For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits in this Annual Report and (b) estimated interest costs of $288 million, $2 million, $1 million, $1 million and $1 million, respectively, for 2007, 2008, 2009, 2010, and 2011. There are no material estimated interest costs after 2011. Estimated interest costs include interest related to Delphi’s prepetition term loan and revolving credit facilities after December 31, 2006, which are currently in default and have been included in the current portion of long-term debt. Delphi expects to refinance these arrangements in conjunction with our reorganization process. Consistent with accounting classification of the Company’s prepetition term loan and revolving credit facilities as the current portion of long-term debt, the estimated interest costs includes payment of interest on these two facilities only through the end of 2007.

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. However, the stay of proceedings provisions of section 362 of the Bankruptcy Code apply to actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate in respect of such defaults. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. Therefore, all liabilities, including debt, classified as subject to compromise have been excluded from the above table. Refer to Note 13. Liabilities Subject to Compromise and Note 14. Debt to the consolidated financial statements in this Annual Report for a further explanation of such classification.

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

Credit Ratings, Stock Listing

Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of the Chapter 11 Filings, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/ B1/ BB-, respectively, to the Amended DIP Credit Facility. In January 2007 Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings to the Refinanced DIP Credit Facility first-priority loans of BBB+/Ba1/BB and to the Refinanced DIP Credit Facility second-priority loans of BBB-/Ba3/BB-.

On October 11, 2005, the NYSE announced the suspension of trading of Delphi’s common stock (DPH), 6 1/2% Notes due May 1, 2009 (DPH 09), and its 7 1/8% debentures due May 1, 2029 (DPH 29), as well as the 8.25% Cumulative Trust Preferred Securities of Delphi Trust I (DPH PR A). This action followed the NYSE’s announcement on October 10, 2005, that it was reviewing Delphi’s continued listing status in light of Delphi’s announcements involving the filing of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The NYSE subsequently determined to suspend trading based on the trading price for the common stock, which closed at $0.33 on October 10, 2005 and completed delisting proceedings on

November 11, 2005. As of the date of filing this Annual Report on Form 10-K, Delphi’s common stock (OTC: DPHIQ) is being traded on the Pink Sheets, and is no longer subject to the regulations and controls imposed by the NYSE. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets November 14, 2006 due to the fact that the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter (“OTC”) securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Annual Report on Form 10-K with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Capital Expenditures

Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2006, Delphi had approximately $239 million in outstanding cancelable and noncancelable capital commitments. We expect capital expenditures to be approximately $1.2 billion in 2007 consistent with prior years, based on the current organizational structure as a going concern. Capital expenditures by product sector and geographic region for the periods presented were:

	Year Ended December 31,
	2006	2005		2004
	(in millions)

Electronics and Safety	$181	$282		$249
Thermal Systems	25	37		70
Powertrain Systems	158	227		224
Electrical/Electronic Architecture	182	206		148
Steering	85	109		66
Automotive Holdings Group	65	180		157
Corporate and Other	25	142		53

Total capital expenditures	$721	$1,183		$967

North America	$324	$696	(1)	$553
Europe, Middle East & Africa	291	356		277
Asia-Pacific	83	108		115
South America	23	23		22

Total capital expenditures	$721	$1,183		$967

(1)	Includes $129 million for purchase of facilities previously leased, primarily within the Corporate and Other segment. Prior to the purchase, these leases were accounted for as operating leases.

Cash Flows

Cash in the U.S. is managed centrally for most business units through a U.S. cash pooling arrangement. A few U.S. business units, particularly those which are maintained as separate legal entities, manage their own cash flow, but generally receive funding from the parent entity as required. Outside the U.S., cash may be managed through a country cash pool, a self-managed cash flow arrangement or a combination of the two depending on Delphi’s presence in the respective country.

Operating Activities. Net cash provided by operating activities totaled $43 million for the year ended December 31, 2006, compared to $154 million in 2005 and $1,525 million in 2004. Cash flow from operating activities was reduced for all periods by contributions to our U.S. pension plans of $243 million, $635 million, and $600 million and OPEB payments of $262 million, $186 million, and $173 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash flow from operating activities in 2006 was reduced for cash paid to employees in conjunction with the U.S. Employee Special Attrition Program of $654 million, less amounts reimbursed to Delphi from GM of $405 million. During 2006 our operating cash flows were negatively impacted by payments of $154 million of additional interest expense, $122 million of additional reorganization related costs and $100 million of additional incentive compensation to our salaried employees. Cash flow from operations in 2006 was positively impacted by extended supplier payment terms. Compared to 2005 where certain suppliers, principally in the U.S., demanded shorter supplier payment terms or prepayments as a result of the Chapter 11 Filings. Changes in the levels of factoring improved cash flow from operating activities for 2005 by approximately $83 million compared to decreases of $12 million for 2004.

Investing Activities. Cash flows used in investing activities totaled $554 million for the year ended December 31, 2006, compared to $794 million and $818 million for the years ended December 31, 2005 and 2004, respectively. The principal use of cash in 2006, 2005 and 2004 reflected capital expenditures related to ongoing operations and, in 2006, $24 million of proceeds from divestitures offset by an increase in restricted cash related to the U.S. employee special attrition program by approximately $105 million. Cash flows from investing activities in 2005 included approximately $129 million for the purchase of certain previously leased properties and $245 million of proceeds from divestitures of product lines and joint ventures. Additionally, in 2004, we acquired Dynamit Nobel AIS for approximately $17 million, net of cash acquired, and Peak Industries, Inc. for approximately $44 million, net of cash acquired. Other cash flows from investing activities principally consist of collections of notes receivable and proceeds from the sale to third parties of non-U.S. trade bank notes representing short term notes receivable received from customers with original maturities of 90 days or more, principally in China, in return for sales of product.

Financing Activities. Net cash used in financing activities was $122 million for the year ended December 31, 2006, compared to net cash provided by financing activities of $1,952 million in 2005 and net cash used in financing activities of $685 million in 2004. Net cash used in financing activities during 2006 consisted primarily of repayments of credit facilities and other debt. Net cash provided by financing activities in 2005 primarily reflected borrowings under the Amended DIP Credit Facility offset by repayment of U.S. securitization borrowings. Net cash used in financing activities during 2004 reflected a $500 million repayment of the 6.125% senior notes due May 1, 2004. The payment of dividends is reflected for 2005 and 2004.

Dividends. On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities (both the one in effect during 2006 and the refinanced facility currently in effect) include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 14. Debt to the consolidated financial statements in this Annual Report on Form 10-K.

Stock Repurchase Program. The Board of Directors had authorized the repurchase of up to 19 million shares of Delphi common stock to fund stock options and other employee benefit plans through the first quarter of 2006. We did not repurchase any shares during 2006, 2005 and 2004 pursuant to this plan and the plan was not renewed.

U.S. Pension Plans and Other Postretirement Benefits

Delphi sponsors defined benefit pension plans covering a significant percentage of our U.S. workforce and certain of our non-U.S. workforce. On December 31, 2006, the projected benefit obligation (“PBO”) of the U.S. defined benefit pension plans exceeded the market value of the plan assets by $4.2 billion, compared to $4.1 billion at December 31, 2005; the change is explained as follows:

Underfunded
Status
(PBO basis)
(in billions)

December 31, 2005	$(4.1)
Pension contributions	0.2
2006 asset returns — 15%	1.5
Impact of discount rate increase by 40 basis points to 5.90%	0.7
Interest and service cost	(1.1)
Impact of U.S. Hourly Special Attrition Program	(1.5)
Other	0.1

December 31, 2006	$(4.2)

As permitted under chapter 11 of the Bankruptcy Code, Delphi made only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2006, Delphi contributed $0.2 billion to its U.S. pension plans. Although Delphi’s 2007 minimum funding requirement is approximately $2.8 billion under current legislation and plan design, Delphi is in chapter 11 and our 2007 contributions will be limited to approximately $0.2 billion, representing the normal service cost earned during the year. Upon emergence from chapter 11, which is anticipated to be in 2007, we will be required to meet our past due funding obligations. These obligations will be the amount of the minimum funding requirement contributions that would have been due, less the amount of the normal service cost contributions actually paid to the pensions plus interest. Assuming we make such funding upon emergence from bankruptcy by mid-2007 and related plan design changes, we will be required by employee benefit and tax laws to make contributions of approximately $2.8 billion in 2007, $0.5 billion in 2008 and $0.2 billion in 2009.

Delphi’s U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract. Consistent with SFAS No. 87 “Employers’ Accounting for Pensions,” the 2006 pre-tax pension expense and December 31, 2006 hourly PBO do not comprehend any future benefit increases beyond the amounts stated in the currently prevailing contract that expires in September 2007. The current cycle for negotiating new labor contracts is every four years. There has been no past practice of maintaining a predictable level of benefit increases or decreases from one contract to the next. However, the following data illustrate the sensitivity of pension expense and PBO to hypothetically assumed changes in future basic benefits. An annual 1% increase in the basic benefit and supplements of the U.S. Hourly Employees Pension Plan would result in an $18 million increase in 2007 pre-tax pension expense and a $94 million increase in the December 31, 2006 PBO. These sensitivities assume no changes to the pension plan design and no major restructuring programs.

Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curves, with expected cash benefit payments. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when cash benefit payments are expected to be made, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis increase from 5.50% for 2005 to 5.90% for 2006. This 40 basis point increase in the discount rate decreased the underfunded status of our U.S. pension plans by approximately $0.7 billion. The other postretirement discount rate determined on that basis increased from 5.50% for 2005 to 6.10% for 2006. This 60 basis point increase in the discount rate decreased the underfunded status of our U.S. postretirement plans by approximately $0.6 billion.

We maintain postretirement plans other than pensions that are not funded. At December 31, 2006 and 2005, the accumulated postretirement benefit obligation (“APBO”) was $9.1 billion and $9.6 billion (including the impact of the flowback liability reclassification the APBO would be $10.6 billion as of December 31, 2005), respectively. These plans do not have minimum funding requirements, but rather are “pay as you go.” During the 2006 postretirement plan year, we incurred approximately $229 million of net cash costs. During the 2005 postretirement plan year, we incurred approximately $235 million of net cash costs including approximately $54 million of payments to GM for certain of our former employees that flowed back to GM and had actuarially been determined to retire. This flowback payment was partially offset by the receipt of $5 million from GM for former GM employees who had transferred to Delphi and had actuarially been determined to retire. Due to the Chapter 11 Filings, the Company did not make any payments in 2006 to settle flowback obligations to GM.

Agreements relating to union matters allow for some of Delphi’s hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. had similar opportunities to transfer to the Company but those opportunities are currently suspended. During the development of the plan of reorganization, it is possible that certain of these provisions may be changed with agreement of GM and the unions. If such a transfer occurs, in general, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to Delphi’s separation from GM). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company to which the employee transfers will be responsible for the related other postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for other postretirement obligations associated with employees that transfer between GM and Delphi. The consolidated balance sheet includes approximately $3.1 billion and $1.0 billion as of December 31, 2006 and December 31, 2005, respectively, of postretirement obligations classified as liabilities subject to compromise reflecting an APBO for benefits payable to GM for employees that transferred from Delphi to GM. Historically the postretirement benefits Delphi provided to its retirees were substantially the same as the postretirement benefits GM provided to its retirees. Effective March 31, 2006, however, the U.S. District Court for the Eastern District of Michigan approved GM’s tentative settlement agreement with the UAW related to reductions in hourly retiree health care. As a result, as of December 31, 2006, Delphi’s liability due to GM for employees that transferred from Delphi to GM has been reduced by approximately $1.0 billion and a corresponding reduction in the unamortized actuarial loss has been recorded for the estimated reduction in the related liability:

	Other Postretirement Benefits
	Delphi	Payable to	Delphi
	Hourly	GM	Salaried	Total
	(in millions)

Benefit obligation at December 31, 2005	$8,428	$—	$1,161	$9,589
Flowback liability reclassification	—	1,027	—	1,027
Flow in receivable reclassification	(83)	—	—	(83)
Service cost	150	—	21	171
Interest cost	422	77	62	561
Plan participants’ contributions	3	—	—	3
Actuarial gains	(542)	(908)	(167)	(1,617)
Benefits paid	(192)	—	(37)	(229)
Transfer of participants to GM	(2,929)	2,929	—	—
Impact of curtailment	(349)	—	—	(349)
Plan amendments and other	—	(4)	(14)	(18)

Benefit obligation at December 31, 2006	$4,908	$3,121	$1,026	$9,055

Cash settlement between Delphi and GM with respect to this payable and receivable is scheduled to occur at the time the employees are actuarially determined to retire. In accordance with our Separation agreement with GM, Delphi estimated its liability will average $380 million per year (flowbacks) over the next five years to GM, and it will receive an average of $9 million per year from GM associated with employees who have transferred to Delphi. In addition to this, Delphi also has a final net settlement liability of approximately $1.2 billion in 2014. These payments will not be made to GM while Delphi is in bankruptcy because these are liabilities subject to compromise. We are engaged in discussions with GM on several issues related to GM’s financial contribution to our transformation plan. In the PSA, Delphi and GM have expressly acknowledged their intent to pursue agreements concerning the assumption by GM of certain postretirement health and life insurance obligations for certain Delphi hourly employees. The flowback-related payments and flowin-related receipts outlined above will not be made if GM were to assume the obligations.

In addition to hourly postretirement health and life insurance benefits, as part of the transformation plan to improve overall competitiveness, we recognize the need to reduce selling, general and administrative costs, both to size these costs with the rationalized product portfolio and to increase overall competitiveness. This includes realigning certain salaried benefit programs. Once we emerge from chapter 11, we will need to fund our U.S. defined benefit pension plans. To retain our existing U.S. defined benefit pension plans for both hourly and salaried workers, management and the Board of Directors are considering freezing those plans and adopting or modifying defined contribution plans to include flexibility for both direct Company contributions and Company matched employee contributions. At the same time, salaried health care plans have been restructured to implement increased employee cost sharing.

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

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s Chapter 11 Filings, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006 the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion. On February 15, 2007, the Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act (PSLRA) of 1995 allowing the plaintiffs to obtain certain discovery from the defendants.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005, of the Debtors’ petitions for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, all the derivative cases were administratively closed.

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

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi recorded a reserve in the amount of the deductible and net of related payments has an $8 million liability recorded as of December 31, 2006. The Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Our insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

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

Regulatory Actions and Other Matters

As previously disclosed, Delphi has been the subject of an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”) involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s separation from GM in 1999 (the “Separation”). On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. The SEC did not impose civil monetary penalties against Delphi. On December 11, 2006, the Court entered an order approving Delphi’s settlement with the SEC. The SEC’s investigation continues as to certain individuals previously employed by Delphi. As previously disclosed, the Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government in providing relevant information with respect to these matters.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual Report. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past three years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.

Delphi recognizes environmental remediation liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change Delphi’s estimates.

Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi continues to believe that a reasonable outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate its overall environmental reserves as the investigation proceeds.

As of December 31, 2006 and December 31, 2005, Delphi’s reserve for environmental investigation and remediation was approximately $118 million and $51 million, respectively, including approximately $3 million within liabilities subject to compromise at December 31, 2006 and December 31, 2005. The amounts recorded take into account the fact that GM retained the environmental liability for certain sites as part of the Separation. The increase in reserve levels at December 31, 2006, as compared to December 31, 2005, reflects the results of environmental investigations completed during 2006. Delphi’s transformation plan contemplates significant restructuring activity in the U.S., including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our estimate of required remediation for previously identified conditions requiring an adjustment to Delphi’s environmental reserve of approximately $70 million in 2006. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2006 accruals will be adequate to cover the estimated liability for its exposure in respect to such matters and that these costs will be incurred over the next 20 years. However, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2006, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $115 million.

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

Recently Issued Accounting Pronouncements

Refer to Note 1. Significant Accounting Policies, Recently Issued Accounting Pronouncements to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2006.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1. Significant Accounting Policies to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The table below presents information about the nature and rationale for Delphi’s critical accounting estimates:

Key Factors
Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches	Impacting the
Classification	Item	Required	Used	Estimate

Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• Stated or implied warranty • Vehicle manufacturer (“VM”) sourcing • VM policy decisions regarding warranty claims • VMs seeking to hold suppliers responsible for product warranties

Accrued liabilities and other long-term liabilities	Environmental remediation liabilities	We are required to estimate the cost of remediating known environmental issues.	We base our liability on studies performed by independent environmental consulting firms.	• Identification of environmental risk • Preparation of remediation alternatives • Assessment of probabilities of performing the remediation alternatives

Key Factors
Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches	Impacting the
Classification	Item	Required	Used	Estimate

Accrued liabilities and other long-term liabilities	Postemployment benefits for inactive employees	Estimates of future costs associated with inactive employees throughout the duration of their employment. These costs are not significant as of December 31, 2006 due to the impact of the attrition programs.	We use our future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. We consider all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled.	• Employee attrition • Customer demand • Discussions with unions

Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Classification	Item	Required	Used	Key Factors

Pension and other postretirement benefits	Pension and other postretirement benefits	We use actuarial estimated and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, as more fully described above in Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits and the related footnotes to the financial statements.	Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits above and Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for additional details.	• Discount rates • Asset return assumptions • Actuarial assumptions (such as retirement age and mortality) • Health care inflation rates

Property, plant and equipment, goodwill and other long-term assets	Valuation of long-lived assets, investments in affiliates and expected useful lives	We are required to review the recoverability of certain of our long-lived assets based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites.	We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and consultation with and input from external valuation experts.	• Future production estimates • Customer preferences and decisions • Product Pricing • Manufacturing and material cost estimates • Product life/business retention

Balance Sheet	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Classification	Item	Required	Used	Key Factors

Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of our deferred tax assets is more likely than not.	We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Variances in future projected profitability, including by taxable entity • Tax attributes • Tax planning alternatives

Liabilities subject to compromise	Amount of prepetition liabilities that are subject to compromise	In accordance with SOP 90-7, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Liabilities subject to compromise should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.	Unsecured liabilities of the Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. The amounts of such liabilities as of the Chapter 11 Filings were estimated based upon September 30, 2005 balances adjusted in some cases for pro-rated activity from October 1, 2005 to the chapter 11 filing dates. Liabilities subject to compromise are adjusted for changes in estimates and settlements of prepetition obligations.	• Court actions • Further developments with respect to disputed claims • Determinations of the secured status of certain claims • The values of any collateral securing such claims

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

Forward-Looking Statements

This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility; the terms of any reorganization plan ultimately confirmed; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; the Company’s ability to satisfy the terms and conditions of the Equity Purchase and Commitment Agreement (including the Company’s ability to achieve consensual agreements with GM and its U.S. labor unions on a timely basis that are acceptable to the Plan Investors in their sole discretion); the Company’s ability to satisfy the terms and conditions of the Plan Framework Support Agreement; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Item 1. Business “Potential Divestitures, Consolidations and Wind-Downs”) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in this Annual Report including the risk factors in Part I. Item 1A. Risk Factors. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies. A plan of reorganization could result in holders of Delphi’s common stock receiving no distribution on account of their interest and cancellation of their interests. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in Delphi’s common stock or other equity interests or any claims relating to prepetition liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in currency exchange rates and certain commodity prices. In order to manage these risks, we operate a centralized risk management program that consists of entering into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in currency exchange rates and commodity prices. Delphi does not enter into derivative transactions for speculative or trading purposes.

A discussion of our accounting policies for derivative instruments is included in Note 1. Significant Accounting Policies to our consolidated financial statements and further disclosure is provided in Note 22. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

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

Currency Exchange Rate Risk

We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. These exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. Currently our most significant currency exposures relate to the Brazilian Real, Chinese Yuan (Renminbi), Euro, Mexican Peso, Polish Zloty, South Korean Won, and Turkish New Lira. As of December 31, 2006 and 2005, the net fair value asset of all financial instruments (hedges and underlying transactions) with exposure to currency risk was approximately $411 million and $87 million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted currency exchange rates would be approximately $51 million at December 31, 2006 and less than $1 million at December 31, 2005. The potential gain in fair value for such financial instruments from a hypothetical 10% favorable change in quoted currency exchange rates would be approximately $51 million at December 31, 2006 and less than $1 million at December 31, 2005. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $16 million at December 31, 2006 and an asset of approximately $2 million at December 31, 2005. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely by 10%, the December 31, 2006 fair value of our commodity swaps/average rate forward contracts would decrease by $39 million to a liability of $55 million, and the December 31, 2005 fair value asset would decrease $11 million to a liability of $9 million. If the price of the commodities that are being protected by our commodity swaps/average rate forward contracts changed favorably by 10%, the December 31, 2006 fair value of our commodity swaps/average rate forward contracts would increase by $39 million and the December 31, 2005 fair value would increase by $11 million. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently have approximately $2.5 billion of fixed rate debt, junior subordinated notes and other debt which are subject to compromise. The interest rate applicable to an additional series of junior subordinated notes is an adjustable rate with an initial five-year fixed rate through November 15, 2008. We also maintained a Prepetition Credit Facility which carried an interest rate of the Administrative Agent’s Alternate Base Rate plus (i), with respect to Revolver borrowings, 4.00% and (ii) with respect to Term Loan borrowings, 5.50%. Additionally, we maintained an Amended DIP revolving credit agreement and term loan which carried an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus 1.75% or LIBOR plus 2.75%. The LIBOR interest rate period can be set at a one, three, or six-month period as selected by Delphi in accordance with the terms of the Amended DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Credit Facility.

The table below indicates interest rate sensitivity to floating rate debt based on amounts outstanding as of December 31, 2006.

	Prepetition	Prepetition	DIP
Change in Rate	Term Loan(1)	Revolver (1)	Term Loan (1)	Other (2)
	(in millions)

25 bps decrease in rate	$2.5	$3.8	$0.6	$1.6
25 bps increase in rate	$(2.5)	$(3.8)	$(0.6)	$(1.6)

(1)	On January 9, 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement which carries different interest rates than described above.

(2)	Includes European Securitization Program, Accounts Receivable Factoring and other overseas bank debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006. The basis for this determination was that, as discussed below, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s 2006 assessment identified the following material weaknesses. Ongoing remediation plans to address these material weaknesses are described below in the section “Ongoing Remediation Activities” of Item 9A. “Controls and Procedures”.

•	Contract Administration — We failed to design and implement adequate policies and controls over the contract administration process in the areas of customer contracts and commercial arrangements to provide reasonable assurance that material contracts are adequately analyzed to determine the accounting implications, or to capture, analyze, and record the accounting impact of amendments to such contracts. As a result, it is possible that material misstatements related to accounts receivable, accounts payable, revenues, cost of goods sold, or selling, general and administrative and related disclosures could occur and not be prevented or detected.

•	Inventory Accounting Adjustments — Our controls over inventory did not operate effectively at the North American operations of one of our operating segments. Specifically, controls (1) to determine that adjustments to inventory costs or quantities related to annual physical inventories are made in the appropriate period; and (2) to timely capture, analyze and record inventory manufacturing variances that may arise between standard and actual manufacturing cost did not operate with sufficient timeliness and precision to enable recognition of material adjustments to inventory balances in the proper period. As a result, it is possible that material misstatements related to the carrying value of inventories, cost of goods sold and related disclosures could occur and not be prevented or detected.

•	Fixed Assets and Special Tools Accounting — Our controls over fixed assets and special tools accounting did not operate effectively. Specifically, controls over (1) the accumulation of appropriate costs and timely transfer of completed construction-work-in-progress and tooling projects to the fixed assets and special tools subsidiary ledgers and related accounts; (2) the proper amortization of special tools, pursuant to U.S. GAAP and corporate guidelines; and (3) the timely recording of disposals and interplant transfers related to fixed assets and special tools; did not operate effectively. As a result, it is possible that material misstatements related to fixed assets, depreciation and amortization expense and related disclosures could occur and not be prevented or detected.

•	Demographic Data — We did not maintain adequate controls over records of employee and retiree demographic information used in determining certain employee benefits liabilities. As a result, it is possible that material misstatements related to pension and other postemployment benefits liabilities, related costs and relevant disclosures could occur and not be prevented or detected.

Management has discussed the material weaknesses described above and related corrective actions with the Company’s Audit Committee. Our independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), has audited management’s assessment of our internal control over financial reporting. Ernst & Young has issued an attestation report, which follows this report which is included under Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 8, that Delphi Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delphi Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	Contract Administration — The Company failed to design and implement adequate policies and controls over the contract administration process in the areas of customer contracts and commercial arrangements to provide reasonable assurance that material contracts are adequately analyzed to determine the accounting implications, or to capture, analyze, and record the accounting impact of amendments to such contracts.

•	Inventory Accounting Adjustments — The Company’s controls over inventory did not operate effectively at the North American operations of one of its operating segments. Specifically, controls (1) to determine that adjustments to inventory costs or quantities related to annual physical inventories are made in the appropriate period; and (2) to timely capture, analyze and record inventory manufacturing variances that may arise between standard and actual manufacturing cost did not operate with sufficient timeliness and precision to enable recognition of material adjustments to inventory balances in the proper period.

•	Fixed Assets and Special Tools Accounting — The Company’s controls over fixed assets and special tools accounting did not operate effectively. Specifically, controls over (1) the accumulation of appropriate costs and timely transfer of completed construction-work-in-progress and tooling projects to the fixed assets and special tools subsidiary ledgers and related accounts; (2) the proper amortization of special tools, pursuant to U.S. GAAP and corporate guidelines; and (3) the timely recording of disposals and interplant transfers related to fixed assets and special tools, did not operate effectively.

•	Demographic Data — The Company did not maintain adequate controls over records of employee and retiree demographic information used in determining certain employee benefits liabilities.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated February 26, 2007 on those financial statements.

In our opinion, management’s assessment that Delphi Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Delphi Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operation, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Detroit, Michigan
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited the accompanying consolidated balance sheet of Delphi Corporation and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2006. Our audit also includes the financial statement schedule for the year ended December 31, 2006, listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006 when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth within.

The accompanying consolidated financial statements have been prepared assuming that Delphi Corporation and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 8, 2005, Delphi Corporation and its wholly owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Delphi Corporation’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock compensation.

As discussed in Note 17 to the consolidated financial statements, in 2006, the Company changed its method of accounting for the funded status of its defined benefit pension and other postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the effect of material weaknesses.

/s/ Ernst & Young LLP
Ernst & Young LLP

Detroit, Michigan
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited the accompanying consolidated balance sheet of Delphi Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2 for the years ended December 31, 2005 and 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic 2005 and 2004 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has filed for reorganization under chapter 11 of the United States Bankruptcy Code. The accompanying 2005 and 2004 financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying 2005 and 2004 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s ability to comply with the terms and conditions of the debtor-in-possession financing agreement; to obtain confirmation of a plan of reorganization under chapter 11 of the United States Bankruptcy Code; to reduce wage and benefit costs and liabilities through the bankruptcy process; to return to profitability; to generate sufficient cash flow from operations and; to obtain financing sources to meet the Company’s future obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
July 11, 2006, except for Note 21 as to which the date is February 26, 2007

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$11,636	$12,860	$15,417
Other customers	14,756	14,087	13,205

Total net sales	26,392	26,947	28,622

Operating expenses:
Cost of sales, excluding items listed below	25,416	25,701	25,989
U.S. employee special attrition program charges (Note 16)	2,955	—	—
Depreciation and amortization	1,079	1,150	1,144
Long-lived asset impairment charges (Note 9)	215	233	326
Goodwill impairment charges (Note 10)	—	390	46
Selling, general and administrative	1,585	1,644	1,599

Total operating expenses	31,250	29,118	29,104

Operating loss	(4,858)	(2,171)	(482)
Interest expense (Contractual interest expense for 2006 and 2005 was $577 million and $356 million, respectively) (Note 14)	(429)	(318)	(232)
Other income (expense), net (Note 19)	38	50	(8)

Loss before reorganization items, income taxes, minority interest, equity income and cumulative effect of accounting change	(5,249)	(2,439)	(722)
Reorganization items (Note 3)	(92)	(3)	—

Loss before income taxes, minority interest, equity income and cumulative effect of accounting change	(5,341)	(2,442)	(722)
Income tax (expense) benefit	(136)	55	(4,143)

Loss before minority interest, equity income and cumulative effect of accounting change	(5,477)	(2,387)	(4,865)
Minority interest, net of tax	(37)	(24)	(39)
Equity income, net of tax	47	71	86

Loss before cumulative effect of accounting change	(5,467)	(2,340)	(4,818)
Cumulative effect of accounting change, net of tax (Notes 1 and 20)	3	(17)	—

Net loss	$(5,464)	$(2,357)	$(4,818)

Basic and diluted loss per share
Before cumulative effect of accounting change	$(9.74)	$(4.18)	$(8.59)
Cumulative effect of accounting change	0.01	(0.03)	—

Basic and diluted loss per share	$(9.73)	$(4.21)	$(8.59)

Dividends declared per share	$—	$0.045	$0.280

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,667	$2,221
Restricted cash	146	36
Accounts receivable, net:
General Motors and affiliates	2,078	1,920
Other	2,691	2,975
Inventories, net:
Productive material, work-in-process and supplies	1,598	1,350
Finished goods	577	524
Deferred income taxes (Note 8)	68	51
Other current assets	390	477

Total current assets	9,215	9,554
Long-term assets:
Property, net (Note 9)	4,695	5,108
Investments in affiliates	417	418
Deferred income taxes (Note 8)	96	59
Goodwill (Note 10)	378	363
Other intangible assets, net	51	54
Pension intangible assets (Note 17)	—	891
Other	540	576

Total long-term assets	6,177	7,469

Total assets	$15,392	$17,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt, and debt in default (Note 14)	$3,089	$3,117
Debtor-in-possession financing (Note 14)	250	—
Accounts payable	2,820	2,494
Accrued liabilities (Note 11)	2,211	1,192

Total current liabilities	8,370	6,803
Long-term liabilities:
Debtor-in-possession financing and long-term debt (Note 14)	49	273
Employee benefit plan obligations (Note 17)	550	310
Other (Note 11)	859	651

Total long-term liabilities	1,458	1,234

Liabilities subject to compromise (Note 13)	17,416	15,074

Total liabilities	27,244	23,111

Commitments and contingencies (Note 18)
Minority interest	203	157

Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2006 and 2005	6	6
Additional paid-in capital	2,769	2,744
Accumulated deficit	(11,893)	(6,429)
Accumulated other comprehensive income (loss):
Employee benefit plans (Note 17)	(3,041)	(2,395)
Other	156	(119)

Total accumulated other comprehensive income (loss)	(2,885)	(2,514)
Treasury stock, at cost (3.2 million shares in 2006 and 2005)	(52)	(52)

Total stockholders’ deficit	(12,055)	(6,245)

Total liabilities and stockholders’ deficit	$15,392	$17,023

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Cash flows from operating activities:
Net loss	$(5,464)	$(2,357)	$(4,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,079	1,150	1,144
Long-lived asset impairment charges	215	233	326
Goodwill impairment charges	—	390	46
Deferred income taxes	(55)	(142)	4,315
Employee and product line charges	—	—	192
Pension and other postretirement benefit expenses	1,515	1,543	1,408
Equity income	(47)	(71)	(86)
Reorganization items	92	3	—
U.S. employee special attrition program charges	2,955	—	—
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	87	127	83
Inventories, net	(274)	25	(142)
Other current assets	(79)	232	(158)
Accounts payable	434	(163)	367
Employee and product line obligations	—	(64)	(296)
Accrued and other long-term liabilities	421	169	(148)
Other, net	46	(50)	137
U.S. employee special attrition program payments, net of reimbursement by GM	(249)	—	—
Pension contributions	(305)	(691)	(672)
Other postretirement benefit payments	(262)	(186)	(173)
(Payments) receipts for reorganization items, net	(66)	6	—

Net cash provided by operating activities	43	154	1,525

Cash flows from investing activities:
Capital expenditures	(721)	(1,183)	(967)
Proceeds from sale of property	72	71	53
Cost of acquisitions, net of cash acquired	(5)	—	(61)
Proceeds from sale of non-U.S. trade bank notes	173	152	65
Proceeds from divestitures	24	245	—
Increase in restricted cash	(105)	(36)	—
Other, net	8	(43)	92

Net cash used in investing activities	(554)	(794)	(818)

Cash flows from financing activities:
Repayment of debt securities	—	—	(500)
Net proceeds from term loan facility	—	983	—
Repayments of borrowings under term loan facility	—	(12)	—
Proceeds from revolving credit facility, net	2	1,484	—
Net proceeds from debtor-in-possession facility	—	218	—
(Repayments) proceeds under cash overdraft	(29)	29	—
Net repayments under other agreements	(69)	(630)	(7)
Dividend payments	—	(64)	(157)
Issuance of treasury stock	—	—	2
Other, net	(26)	(56)	(23)

Net cash (used in) provided by financing activities	(122)	1,952	(685)

Effect of exchange rate fluctuations on cash and cash equivalents	79	(41)	49

(Decrease) increase in cash and cash equivalents	(554)	1,271	71
Cash and cash equivalents at beginning of year	2,221	950	879

Cash and cash equivalents at end of year	$1,667	$2,221	$950

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				Retained	Accumulated Other
	Common		Additional	Earnings	Comprehensive Loss					Total
	Stock		Paid-in	(Accumulated	Employee				Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Benefit Plans		Other	Total	Stock	Equity (Deficit)

Balance at December 31, 2003	565	$6	$2,729	$928	$(2,006)		$(136)	$(2,142)	$(75)	$1,446
Net loss	—	—	—	(4,818)	—		—	—	—	(4,818)
Currency translation adjustments and other, net of tax	—	—	—	—	—		339	339	—	339
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		51	51	—	51
Minimum pension liability adjustment, net of tax	—	—	—	—	(501)		—	(501)	—	(501)

Total comprehensive loss										(4,929)
Share-based compensation expense, net of shares issued	—	—	1	—	—		—	—	14	15
Dividends	—	—	—	(157)	—		—	—	—	(157)

Balance at December 31, 2004	565	6	2,730	(4,047)	(2,507)		254	(2,253)	(61)	(3,625)
Net loss	—	—	—	(2,357)	—		—	—	—	(2,357)
Currency translation adjustments and other, net of tax	—	—	—	—	—		(299)	(299)	—	(299)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		(74)	(74)	—	(74)
Minimum pension liability adjustment, net of tax	—	—	—	—	112		—	112	—	112

Total comprehensive loss										(2,618)
Share-based compensation expense, net of shares issued	—	—	14	—	—		—	—	9	23
Dividends	—	—	—	(25)	—		—	—	—	(25)

Balance at December 31, 2005	565	6	2,744	(6,429)	(2,395)		(119)	(2,514)	(52)	(6,245)
Net loss	—	—	—	(5,464)	—		—	—	—	(5,464)
Currency translation adjustments and other, net of tax	—	—	—	—	—		231	231	—	231
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		44	44	—	44
Minimum pension liability adjustment, net of tax	—	—	—	—	1,281		—	1,281	—	1,281

Total comprehensive loss										(3,908)
Adoption of FASB Statement No. 158	—	—	—	—	(1,927)		—	(1,927)	—	(1,927)
Share-based compensation expense	—	—	25	—	—		—	—	—	25

Balance at December 31, 2006	565	$6	$2,769	$(11,893)	$(3,041	)(a)	$156 (b)	$(2,885)	$(52)	$(12,055)

(a)	Accumulated Other Comprehensive Loss — Employee Benefit Plans includes a loss for pension, postretirement and postemployment liabilities of $3,041 million, net of a $1,213 million tax effect.

(b)	Accumulated Other Comprehensive Loss — Other includes a gain of $100 million within currency translation adjustments and other, and a gain of $56 million within net change in unrecognized gain on derivative instruments.

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”) is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets. Delphi is continuing to diversify its customer base and geographic markets.

Consolidation — The consolidated financial statements include the accounts of Delphi and domestic and non-U.S. subsidiaries in which Delphi holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. Delphi’s share of the earnings or losses of non-controlled affiliates, over which Delphi exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. All significant intercompany transactions and balances between consolidated Delphi businesses have been eliminated. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included.

Bankruptcy Filing — On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the U.S. Court and are not subject to the requirements of the Bankruptcy Code. (Refer to Note 2. Chapter 11 Transformation Plan and Chapter 11 Bankruptcy)

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations in the years ended December 31, 2006 and 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective on October 8, 2005 and has segregated those items as outlined above for all reporting periods subsequent to such date.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During 2006, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Revenue Recognition — Delphi’s revenue recognition policy requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. In addition, if Delphi enters into retroactive price adjustments with its customers, these reductions to revenue are recorded when they are determined to be probable and estimable. From time to time, Delphi may enter into pricing agreements with its customers that provide for price reductions that are conditional upon achieving certain joint cost saving targets. In December 2004, Delphi entered into such an agreement with GM whereby Delphi committed to 2005 annual price reductions on GM’s annual purchase value with Delphi. In return for this commitment, GM agreed, among other things, to accelerate its cooperation with certain sourcing and cost reduction initiatives of mutual benefit to the two companies and to source certain business to Delphi. In the fourth quarter of 2005, GM reimbursed Delphi for $35 million of the price reductions, which occurred earlier in 2005 for which GM did not meet its corresponding commitment to Delphi. This payment was received prior to December 31, 2005 and was recognized as revenue upon receipt.

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

Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $2.1 billion, $2.2 billion, and $2.1 billion for the years ended December 31, 2006, 2005, and 2004, respectively.

Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. Delphi also has securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). At December 31, 2006 and 2005, Delphi had available-for-sale securities with a cost basis of $5 million and $5 million, respectively, and a carrying value of $6 million and $10 million, respectively. In the event that the Company’s debt or equity securities experience an other than temporary impairment in value, such impairment is recognized as a loss in the Statement of Operations.

Restricted Cash — Delphi has restricted cash balances the majority of which represent cash for use for the pre-retirement portion of the U.S. employee special attrition program, refer to Note 16. U.S. Employee Special Attrition Program. Also included in restricted cash are balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.

Accounts Receivable — Delphi enters into agreements to sell its accounts receivable. Since the agreements allow Delphi to maintain effective control over the receivable, these various accounts receivable factoring facilities were accounted for as short-term debt at December 31, 2005 and 2006. The Company generally does not require collateral related to its trade accounts receivable. The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectibility issues and the aging of the trade receivables at the end of each period. As of December 31, 2006 and 2005, the allowance for doubtful accounts was $152 million and $129 million, respectively. The Company exchanges certain amounts of accounts receivable for bank notes with original maturities greater than 90 days. The collection of such notes are reflected in the investing activities in the consolidated statement of cash flows.

Inventories — Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Generator core inventories have historically been valued primarily at the core acquisition cost. In the third quarter of 2005, given the changing market for remanufactured generators and general competitive conditions for generator products, the Company reduced the carrying value of generator core inventories by $24 million to zero.

From time to time, Delphi may receive payments from suppliers. Delphi recognizes these payments from suppliers as a reduction of the cost of the material acquired during the period to which the payments relate. In some instances, supplier rebates are received in conjunction with or concurrent with the negotiation of future purchase agreements and these amounts are amortized over the prospective agreement period.

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

Special Tools — Special tools balances represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components. At December 31, 2006 and 2005 the special tools balance was $537 million and $633 million, respectively, included within the property, net line item in the consolidated balance sheet. Special tools also includes pre-production tooling costs related to customer-owned tools for which the customer has provided a non-cancelable right to use to the tool. Delphi-owned special tools balances are amortized over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and amortized over a three year period. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Refer to Note 9. Property, Net.

Intangible Assets — Delphi has definite-lived intangible assets of approximately $51 million and $54 million as of December 31, 2006 and 2005, respectively. In general, these intangible assets are being amortized over their useful lives, normally 3-17 years. During 2005, Delphi evaluated for impairment certain intangible assets that had been recorded in conjunction with previous acquisitions. In 2005, based on the current fair value of these intangible assets, Delphi recognized an impairment of $6 million related to intangible assets, related to the Powertrain Systems segment and the Product and Service Solutions business within the Corporate and Other segment.

Goodwill — In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” Delphi reviews the recoverability of goodwill at least annually as of May 31 and any time business conditions indicate a potential change in recoverability. Refer to Note 10. Goodwill.

Environmental Liabilities — Delphi recognizes environmental remediation liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change Delphi’s estimates. Refer to Note 18. Commitments and Contingencies.

Warranty — Delphi recognizes expected warranty costs for products sold principally at the time of sale of the product based on Delphi estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Delphi’s estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 12. Warranties.

Asset Retirement Obligations — On January 1, 2003, Delphi adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred. On December 31, 2005, Delphi adopted FASB Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The accounting for FIN 47 uses the same methodology as SFAS No. 143. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

As a result of adopting FIN 47 on December 31, 2005, Delphi identified conditional retirement obligations primarily related to asbestos abatement at certain of its sites. To a lesser extent, Delphi also has conditional retirement obligations at certain sites related to the removal of storage tanks and polychlorinated biphenyl (“PCB”) disposal costs. Delphi recorded assets of $2 million with offsetting accumulated depreciation of $2 million, and an asset retirement obligation liability of $17 million. In 2005, Delphi also recorded a cumulative effect charge against earnings of $17 million, after-tax.

If Delphi had applied FIN 47 to prior periods, Delphi would have recorded asset retirement obligations of $16 million and charges against earnings of $2 million as of and for the year ended December 31, 2004.

A reconciliation of the asset retirement obligations for 2005 and 2006 is as follows:

(in millions)

Asset retirement obligations at January 1, 2005	$—
Accretion	—
Liabilities incurred (primarily adoption of FIN 47)	17
Liabilities settled	—

Asset retirement obligations at December 31, 2005	$17

Accretion	2
Liabilities incurred	—
Liabilities settled/adjustments	(3)

Asset retirement obligations at December 31, 2006	$16

The impact on loss per common share (both basic and diluted) in each of 2004 and 2005 would have been less than $0.01 per share.

Annual Incentive Plan — On February 17, 2006, the Court entered a final order (the “AIP Order”) granting the Debtors’ motion to implement a short-term annual incentive plan (the “AIP”) for the period commencing on January 1, 2006 and continuing through June 30, 2006. The AIP provides the opportunity for incentive payments to executives provided that specified corporate and divisional financial targets are met. Such targets are based on Delphi’s earnings and divisional operating income (which for Delphi are each of its reporting segments) before interest, taxes, depreciation, amortization, and restructuring costs, but exclude earnings generated from agreements related to Delphi’s transformation reached with Delphi’s labor unions or with GM, such as the special attrition programs, refer to Note 16. U.S. Employee Special Attrition Program. The amounts paid to individual executives may be adjusted either upward or downward based upon individual levels of performance subject to certain maximums. In addition, under some circumstances, individual executives may not be entitled to receive or retain incentive compensation. For more information regarding the AIP Order refer to Delphi’s Current Report on Form 8-K filed on February 23, 2006. An annual incentive plan mirroring the AIP applies to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi. Additionally, Delphi has a similar incentive plan for U.S. salaried employees.

On July 21, 2006, the Court entered a final order (the “Supplemental AIP Order”) authorizing the Debtors to continue the AIP for the six-month period from July 1, 2006 through December 31, 2006 (the “Second Performance Period”), under substantially the same terms and conditions outlined in the AIP Order, with new corporate and divisional targets based on the Debtors’ forecasted financial results for the Second Performance Period. In addition, the Supplemental AIP Order provides for certain adjustments in determining whether Delphi has achieved its corporate financial targets for the Second Performance Period, to be reasonably determined by the Official Committee of Unsecured Creditors, to Delphi’s corporate targets based upon net savings realized on account of transformation costs. The AIP for the Second Performance Period provides a target opportunity for incentive payments to U.S. executives of approximately $20 million, provided Delphi achieves the court-approved performance targets for the Second Performance Period.

For the year ended December 31, 2006, Delphi recorded expense of $167 million, related to executive and U.S. salaried employee incentive plans. Delphi paid $100 million in the third quarter of 2006 for the period from January 1, 2006 to June 30, 2006. In conjunction with the February 17, 2006 approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in the first quarter of 2006. The AIP for the Second Performance Period will be paid by the end of the first quarter of 2007.

Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. As a result of the U.S. employee special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly Delphi reduced such accruals by $108 million during 2006, which was recorded in cost of sales. At December 31, 2006 and 2005, the liability for postemployment benefits of other than temporarily idled employees was $1 million and $148 million, respectively.

Delphi also accrues for costs associated with extended disability benefits for its employees. Discounting of the future extended-disability expenditures is based on the nature of the obligation and the timing of the expected benefit payments. At December 31, 2006 and 2005, the short-term extended-disability liability balance of $27 million and $27 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets. The long-term extended-disability liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005 was $95 million and $226 million, respectively, calculated with a discount rate of 5.70% and 5.50%, respectively. As a result of the adoption of SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),“Delphi recognized a net actuarial gain in accumulated OCI. The impact of the adjustment was an increase in accumulated OCI and a decrease in the long-term liability of $67 million at December 31, 2006. In addition, as a result of the U.S. special attrition program, Delphi recognized a curtailment gain of $59 million during 2006.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $299 million and $154 million included in cost of sales for the years ended December 31, 2006 and 2005, respectively.

Worker’s Compensation Benefits — Delphi’s worker’s compensation benefit accruals are actuarially determined and are subject to the existing worker’s compensation laws that can vary by state. Accruals for worker’s compensation benefits represent the discounted future cash expenditures expected during the period between the incidents necessitating the employees to be idled and the time when such employees are eligible for retirement or otherwise terminate their employment. The discount rate at December 31, 2006 and 2005 was 5.80% and 5.50%, respectively based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. At December 31, 2006 and 2005, the short-term worker’s compensation liability balance included in accrued liabilities in the accompanying consolidated balance sheets was $77 million and $86 million, respectively. The long-term worker’s compensation liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005 was $282 million and $224 million, respectively. The increase in the liability balance as of December 31, 2006 is a result of increased claim severity and accruals for claims incurred but not reported, offset by an increase in the discount rate.

Foreign Currency Translation — Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated Statements of Operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, decreased cost of sales by $44 million in 2006, and increased cost of sales by $53 million and $51 million in 2005 and 2004, respectively.

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

Delphi manages its exposure to fluctuations in currency exchange rates, interest rates and certain commodity prices by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures are managed in accordance with Delphi’s policies and procedures. Delphi does not enter into derivative transactions for speculative or trading purposes.

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

Foreign exchange forward and option contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2006 and 2005, Delphi’s exposure to movements in interest rates was not hedged with derivative instruments.

Common Stock and Preferred Stock — Delphi currently has one class of common stock outstanding. There are 1,350 million shares of common stock authorized, of which 561,781,590 were outstanding (565,025,907 shares issued less 3,244,317 shares held as treasury stock) at both December 31, 2006 and 2005. Holders of Delphi common stock are entitled to one vote per share with respect to each matter presented to its shareholders on which the holders of common stock are entitled to vote. Delphi did not pay dividends in 2006, paid $0.115 per share in 2005, of which $0.07 was declared in 2004 but was paid in 2005, and $0.28 per share in 2004. There are no cumulative voting rights. As of December 31, 2006, Delphi has no issued and outstanding preferred stock.

Retention Payments — During the first quarter of 2005, a retention program for U.S. salaried employees and executives as well as international executives was implemented (the “Q1 2005 Retention Program”). Under the terms of the program, U.S. salaried employees, other than executives, received retention payments totaling approximately $13 million in the first quarter of 2005 and executives other than those executive officers subject to the reporting obligations of Section 16 of the Securities Exchange Act of 1934 (the “reporting officers”) received payments totaling approximately $5 million in the third quarter of 2005 that related to the first of three installment payments under the plan. The cost associated with the retention program payments attributable to all U.S. salaried employees, including executives other than the reporting officers, was being recognized over the related service period. However, based upon a change in Delphi’s intention with respect to enforcing the retention agreements for U.S. employees, including executives other than the reporting officers, the remaining unamortized balance for these employees was expensed in the fourth quarter of 2005. Additionally, under the Q1 2005 Retention Program, the reporting officers were to receive payment of an award in four equal installments over a two-year period. The first installment was paid in the third quarter of 2005 totaling approximately $0.6 million. On February 17, 2006, as part of the Courts’ approval of portions of the AIP, the company cancelled the outstanding installments of the retention awards.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 31, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements was effective for Delphi at December 31, 2006. See Note 17. Pension and Other Postretirement Benefits and Postemployment Benefits above for more information regarding Delphi’s postretirement benefits and the impact of adopting SFAS 158. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Delphi at the end of fiscal year 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. Delphi is currently evaluating the requirements of SFAS 159, and has not yet determined the impact on its financial statements.

2. TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

On March 31, 2006, Delphi announced its transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines, announced on March 31, 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of catalysts with approximately $260 million of 2006 net sales, which is included in the Powertrain Systems segment, and the Steering segment with approximately $2.6 billion of 2006 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 21. Segment Reporting. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, the Company has recently decided that power products no longer fits within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line has been moved to Delphi’s Automotive Holdings Group and it is considered a non-core product line. The Company intends to sell or wind-down non-core product lines and manufacturing sites. These product lines and manufacturing sites were not classified as held for sale in the current period as the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS No. 144”), “Accounting for the impairment or Disposal of Long-Lived Assets,” were not met as of December 31, 2006.

Also on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June. Since that time, the hearing on the 1113 and 1114 motion has been adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the section 1113 and 1114 motion. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of either the Equity Purchase and Commitment Agreement (“EPCA”) entered into on January 18, 2007 or the Plan Framework Support Agreement entered into on December 18, 2006 and amendment and supplement thereto entered into on January 18, 2007 (collectively, the “PSA”) both described in further detail below, to set a hearing date on the motion as may be then requested by the Debtors. Representatives of certain unions whose labor agreements are subject to the motion, including the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”), have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing; the goal of which is to reach a consensual resolution, but the parties have not yet reached comprehensive agreements.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was scheduled to commence on September 28, 2006, but was adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the motion. Further proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of the EPCA or the PSA to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions. As with our labor unions, Delphi remains committed to reaching consensual resolution with GM on this and several issues pertaining to the Company’s transformation plan.

As part of a comprehensive restructuring plan to improve overall competitiveness, the Debtors recognize the need to reduce selling, general and administrative costs, both to size these costs with the rationalized product portfolio and to increase overall competitiveness. This includes realigning certain salaried benefit programs. In addition, once the Debtors emerge from chapter 11, as part of the transformation plan, the Debtors will need to fund their U.S. defined benefit pension plans. The Debtors have identified cost saving opportunities along with the planned portfolio and product rationalizations and expect to reduce their salaried workforce using existing salaried separation pay programs and by taking advantage of attrition. In addition, in order to retain existing U.S. defined benefit pension plans for both hourly and salaried workers, the Debtors’ and Delphi’s Board of Directors are considering freezing those plans and adopting or modifying existing defined contribution plans to include flexibility for both direct Company contributions and Company-matching employee contributions. At the same time, salaried health care plans have been restructured to implement increased employee cost sharing.

There can be no assurances, however, that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court, and the support of their stakeholders, including GM, and the Debtors’ labor unions. The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan are finalized in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 112 “Employers’ Accounting for Postretirement Benefits,” SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” as applicable. Costs recorded in 2006 related to the transformation plan include U.S. employee special attrition program charges of $2,955 million (see Note 16. U.S. Employee Special Attrition Programs), impairments of long-lived assets of $215 million (see Note 9. Property, Net) and employee termination benefits and other exits costs of $44 million related to the Automotive Holdings Group and Steering segments.

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the

Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 13. Liabilities Subject to Compromise.

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

On December 18, 2006, Delphi entered into the PSA with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. In addition, the PSA describes plan terms related to the terms of the preferred stock to be issued under the plan, the establishment of a joint claims oversight committee, certain corporate governance provisions, and certain conditions precedent to plan effectiveness. On January 12, 2007, the Bankruptcy Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept an investment proposal from affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS (together with the Investor Affiliates and Merrill, the “Plan Investors”), under the terms of the EPCA, pursuant to which the Plan Investors would invest up to $3.4 billion in reorganized Delphi. The EPCA was entered into on January 18, 2007, and amended the same day.

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

In addition, the Plan Investors’ commitments under the EPCA are subject to the completion of due diligence to the satisfaction of the Plan Investors in their sole discretion, satisfaction or waiver of numerous other conditions, including Delphi’s achievement of consensual agreements with its U.S. labor unions and GM that are acceptable to an affiliate of Cerberus and an affiliate of Appaloosa in their sole discretion, and the non-exercise by either Delphi or the Plan Investors of certain termination rights, all of which are more fully described in the EPCA. The EPCA may also be terminated by the Company or the Plan Investors prior to the consummation of the transactions contemplated by the EPCA upon the occurrence of certain events set forth in the EPCA. One of those events has occurred given that the Company and its subsidiaries did not on or prior to January 31, 2007 enter into: (a) tentative labor agreements between the Company and its applicable subsidiaries, on the one hand, and each of the UAW, the IUE-CWA and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, on the other hand; or (b) a settlement agreement with GM. As a result, an affiliate of Cerberus, an affiliate of Appaloosa or the Company may terminate the EPCA by giving notice on or before February 28, 2007. If neither the Plan Investors nor the Company gives notice terminating the EPCA on or before February 28, 2007, in the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Plan Investors $100 million in connection with an alternative investment transaction as described in the immediately following paragraph.

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

The EPCA and the PSA also include certain corporate governance provisions for the reorganized Delphi. The reorganized Delphi would be governed by a 12 member Board of Directors, two of whom would be an Executive Chairman and a Chief Executive Officer (“CEO”) and President. As part of the new corporate governance structure, the current Delphi board of directors along with the Plan Investors both anticipate and agree that Rodney O’Neal would continue as CEO and president of the reorganized Delphi.

In addition, the EPCA provides that a five member selection committee, consisting of Delphi’s Board of Director lead independent director, John Opie, a representative of each of Delphi’s two statutory committees, and a representative of each of Delphi’s two lead Plan Investors — Cerberus and Appaloosa — would select the company’s post-emergence Executive Chairman as well as four independent directors (one of whom may be from Delphi’s current board of directors). Cerberus and Appaloosa must both concur in the selection of the Executive Chairman, but do not vote on the four independent directors. In addition, Cerberus and Appaloosa will each appoint three of the remaining six members of the new board of directors. The new board of directors must satisfy all applicable SEC and exchange independence requirements. Executive compensation for the reorganized company must be on market terms, must be reasonably acceptable to the Plan Investors, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the plan of reorganization.

The parties to the PSA acknowledge that Delphi and GM presently intend to pursue agreements, to be documented in Delphi’s reorganization plan, the order confirming the reorganization plan and/or the documents related to Delphi’s settlement with GM, as applicable, concerning, among other matters: (a) triggering of the GM guarantees with respect to certain benefit obligations that Delphi has to certain of its unionized workers; (b) assumption by GM of certain postretirement health and life insurance obligations for certain Delphi hourly employees; (c) funding of Delphi’s underfunded pension obligations, including by the transfer to the GM Hourly-Rate Employees Pension Plan, pursuant to a transaction governed by Section 414(l) of the Internal Revenue Code of 1986, as amended, of certain of Delphi’s pension obligations in exchange for a note to be paid in full in cash within ten days following the effective date of the Plan; (d) provision of flowback opportunities at certain GM facilities for certain Delphi employees; (e) GM’s payment of certain retirement incentives and buyout costs under current or certain future attrition programs for Delphi employees; (f) GM’s payment of mutually negotiated buy-downs; (g) GM’s payment of certain labor costs for Delphi employees; (h) a revenue plan governing certain other aspects of the commercial relationship between Delphi and GM; (i) the wind-down of certain Delphi facilities and the sales of certain Delphi business lines and sites; (j) Delphi’s support for GM’s efforts to re-source products purchased by GM; (k) licensing of Delphi’s intellectual property to GM or for its benefit; (l) treatment of the environmental matters agreement between Delphi and GM; (m) treatment of normal course items, such as warranty, recall and product liability obligations; and (n) treatment of all other executory contracts between Delphi and GM. The parties to the PSA agreed to negotiate in good faith all of the documents and transactions described above, however, the parties to the PSA acknowledged that no party has any obligation to enter into any such documents or consummate any such transactions.

The plan framework described in the PSA, which is predicated in part upon Delphi’s business plan and resolution of the GM issues, outlines the potential recoveries to Delphi’s stakeholders:

•	All senior secured debt would be refinanced and paid in full and all allowed administrative and priority claims would be paid in full.

•	Trade and other unsecured claims and unsecured funded debt claims would be satisfied in full with $810 million of common stock (18 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and the balance in cash. The framework requires that the amount of allowed trade and unsecured claims (other than funded debt claims) not exceed $1.7 billion, excluding all allowed accrued postpetition interest thereon, and that the amount of cash and common stock distributed will be reduced proportionately by the amount that allowed trade and other unsecured claims are less than $1.7 billion.

•	In exchange for GM’s financial contribution to Delphi’s transformation plan, and in satisfaction of GM’s claims against Delphi, GM would receive 7 million of a total of 135.3 million shares of common stock in the reorganized Delphi, $2.63 billion in cash, and an unconditional release of any alleged estate claims against GM. In addition, as with other customers, certain GM claims would flow through the chapter 11 cases and be satisfied by the reorganized company in the ordinary course of business.

•	All subordinated debt claims would be allowed and satisfied with $450 million of common stock (10 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share and the balance in cash.

•	Holders of existing equity securities in Delphi would receive $135 million of common stock (3 million out of a total of 135.3 million shares) in the reorganized Delphi, at a deemed value of $45 per share, and rights to purchase 56.7 million shares of common stock in the reorganized Delphi for $1.984 billion at a deemed exercise price of $35 per share (subject to the rights offering becoming effective and other conditions).

•	The PSA also reaffirms Delphi’s earlier commitment to the preservation of the vested benefits of the salaried and hourly defined benefit pension plans and will include an arrangement to fund approximately $3.5 billion of pension obligations. Between $1.5 billion and $2.0 billion of this amount may be satisfied through GM taking an assignment of Delphi’s net pension obligations under applicable federal law. GM will receive a note in the amount of such assignment on market terms that will be paid in full within ten days following the effective date of the reorganization plan. Through this funding, Delphi will make up required contributions to the pension plans that were not made in full during the chapter 11 cases.

The PSA will be terminated if the EPCA is terminated. In addition, after April 1, 2007, any party to the PSA can terminate the PSA for any reason or no reason by delivering a notice of termination to the other parties to the PSA; provided, however, that neither Delphi nor the Plan Investors can exercise such right after the Court approves Delphi’s disclosure statement with respect to the plan of reorganization. Nevertheless, Delphi believes that the agreements that are the basis for the PSA provide Delphi with a platform to complete the transactions contemplated therein and promptly conclude these chapter 11 cases.

The financial statements of the Debtors are presented as follows:

Basis of Presentation

Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Delphi’s non-Debtor subsidiaries are treated as non-consolidated affiliates in these financial statements and as such their net income is included as “Equity income (loss) from non-Debtor affiliates, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor affiliates” in the balance sheet. The Debtors’ financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Year Ended	October 8, 2005 to
	December 31, 2006	December 31, 2005
	(in millions)

Net sales:
General Motors and affiliates	$9,915	$2,482
Other customers	6,651	1,717
Affiliate non-Debtor affiliates	604	131

Total net sales	17,170	4,330

Operating expenses:
Cost of sales, excluding items listed below	17,528	4,238
U.S. employee special attrition program charges	2,955	—
Depreciation and amortization	660	178
Long-lived asset impairment charges	145	96
Goodwill impairment charges	—	140
Selling, general and administrative	1,083	259

Total operating expenses	22,371	4,911

Operating loss	(5,201)	(581)
Interest expense (contractual interest expense for the year ended December 31, 2006 and the period October 8 to December 31, 2005 was $526 million and $118 million, respectively)	(378)	(80)
Other (expense) income, net	(11)	8

Loss before reorganization items, income tax benefit, equity income, and cumulative effect of accounting change	(5,590)	(653)
Reorganization items, net	(70)	1

Loss before income tax benefit, equity income, and cumulative effect of accounting change	(5,660)	(652)
Income tax (expense) benefit	(1)	30

Loss before equity income, and cumulative effect of accounting change	(5,661)	(622)
Equity income from non-consolidated affiliates, net of tax	40	24
Equity income (loss) from non-Debtor affiliates, net of tax	154	(213)

Loss before cumulative effect of accounting change	(5,467)	(811)
Cumulative effect of accounting change	3	(15)

Net loss	$(5,464)	$(826)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	December 31,
	2006	2005
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$376	$1,361
Restricted cash	107	—
Accounts receivable, net:
General Motors and affiliates	1,739	1,654
Other third parties	906	1,428
Non-Debtor affiliates	328	287
Notes receivable from non-Debtor affiliates	346	349
Inventories, net:
Productive material, work-in-process and supplies	938	820
Finished goods	263	286
Other current assets	290	354

Total current assets	5,293	6,539
Long-term assets:
Property, net	2,240	2,743
Investments in affiliates	366	356
Investments in non-Debtor affiliates	3,273	3,131
Goodwill	152	139
Other intangible assets, net	36	42
Pension intangible assets	—	871
Other	344	319

Total long-term assets	6,411	7,601

Total assets	$11,704	$14,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$2,492	$2,519
Debtor-in-possession financing	250	—
Accounts payable	1,108	1,027
Accounts payable to non-Debtor affiliates	434	486
Accrued liabilities	1,250	410

Total current liabilities	5,534	4,442
Debtor-in-possession financing	—	250
Employee benefit plan obligations and other	737	550

Total long-term liabilities	737	800

Liabilities subject to compromise	17,488	15,143

Total liabilities	23,759	20,385

Stockholders’ deficit:
Total stockholders’ deficit	(12,055)	(6,245)

Total liabilities and stockholders’ deficit	$11,704	$14,140

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Year Ended	October 8, 2005
	December 31,	to December 31,
	2006	2005
	(in millions)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(572)	$657

Cash flows from investing activities:
Capital expenditures	(288)	(90)
Proceeds from sale of property	23	1
Increase in restricted cash	(102)	—
Other, net	(7)	(33)

Net cash used in investing activities	(374)	(122)

Cash flows from financing activities:
Proceeds from debtor-in-possession facility, net	—	218
Proceeds from prepetition secured revolving credit facility, net	2	1
(Repayments) proceeds under cash overdraft	(29)	29
Repayments of borrowings under other debt agreements	(12)	(2)

Net cash (used in) provided by financing activities	(39)	246

(Decrease) increase in cash and cash equivalents	(985)	781
Cash and cash equivalents at beginning of period	1,361	580

Cash and cash equivalents at end of period	$376	$1,361

3. REORGANIZATION ITEMS

SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11 of the Bankruptcy Code, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. Delphi’s reorganization items consist of the following:

	Year Ended	October 8, 2005
	December 31,	to December 31,
	2006	2005
	(in millions)

Professional fees directly related to reorganization	$150	$28
Interest income	(55)	(11)
Gain on settlement of prepetition liabilities	(3)	(8)
Other	—	(6)

Total Reorganization Items	$92	$3

In 2006 and from October 8 to December 31, 2005, reorganization items resulted in approximately $64 million and $6 million, respectively, of cash received entirely related to interest income. Cash paid for professional fees was approximately $122 million during 2006 and was not significant during 2005. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors, secured creditors and unions.

4. WEIGHTED AVERAGE SHARES AND DIVIDENDS

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in 2006, 2005, and 2004 the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	2006	2005	2004
	(in thousands)

Weighted average basic and diluted shares outstanding	561,782	560,045	560,905

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	2006	2005	2004
	(in thousands)

Anti-dilutive securities	75,848	84,808	91,115

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Refinanced DIP Credit Facility and the Amended DIP Credit Facility include a negative covenant, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends prior to emergence.

5. EMPLOYEE AND PRODUCT LINE LIABILITY

In the fourth quarter of 2004, Delphi recorded charges primarily related to the recoverability of certain of Delphi’s U.S. legacy plant and employee cost structure. Included in these charges were postemployment obligations and other exit costs. The employee charges were principally necessitated by the substantial decline during the second half of 2004 in Delphi’s U.S. profitability, especially at impaired sites, combined with the budget business plan outlook for such sites and product lines. The postemployment obligations include estimated costs for other than temporarily idled employees, primarily at U.S. sites being consolidated, throughout the duration of their contractual employment. In the third quarter of 2005, the accrued liabilities for postemployment obligations included in the employee and product line liability were transferred to the postemployement benefits liability included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet (Refer to Note 11. Liabilities).

During 2004, Delphi achieved the restructuring plans approved by its Board of Directors in the third quarter of 2003 to reduce its hourly and salaried workforce by approximately 9,675 employees. These plans entailed workforce reductions through a variety of methods including regular attrition and retirements, and voluntary and involuntary separations, as applicable. Under certain elements of the plans, the UAW hourly employees may return (“flowback”) to GM. As required under U.S. GAAP, Delphi records the costs associated with the flowback to GM as the employees accept the offer to exit Delphi. In conjunction with such plans, Delphi recorded charges for employee costs of $86 million in 2004, which is included in cost of sales. No charges were recorded in conjunction with these plans during 2006 and 2005. Total charges of approximately $746 million (pre-tax) were recorded related to these initiatives during 2003 and 2004.

The following is a summary of the activity in the employee and product line liability related to the above plans:

Employee and Product Line Liability	Employee Costs	Exit Costs	Total
	(in millions)

Balance at January 1, 2004	$246	$5	$251
Charges during 2004	180	14	194	(a)
Usage during 2004	(302)	(1)	(303	)(b)
Less: reversal of 2003 charges	—	(2)	(2)

Balance at December 31, 2004	$124	$16	$140

Usage during 2005	(59)	(5)	(64)
Transfer to postemployment benefits	(61)	—	(61	)(c)

Balance at December 31, 2005	$4	$11	$15

Usage during 2006	—	(1)	(1)

Balance at December 31, 2006	$4	$10	$14	(d)

(a)	Amount includes $81 million of contractual postemployment liabilities associated with other than temporarily idled employees recorded in the fourth quarter of 2004. In 2005, the remaining balance from these liabilities was transferred to accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet see note (e) below.

(b)	The $303 million of usage in 2004 includes $7 million of non-cash special termination pension and postretirement benefits for the year ended December 31, 2004.

(c)	$61 million of contractual postemployment liabilities associated with other than temporarily idled employees transferred from employee and product line liability to the postemployment benefits liability included accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet (Refer to Note 11. Liabilities).

(d)	Included in liabilities subject to compromise in the accompanying consolidated balance sheet.

During 2005 and 2004, Delphi paid $64 million and $296 million, respectively, related to employee and product line restructuring plans announced in the third quarter of 2003 and in the fourth quarter of 2004, as shown on its consolidated statement of cash flows. The remainder of the $14 million employee and product line liability balance shown in the table may be subject to compromise or other treatment under the Debtors plan of reorganization.

6. ACQUISITIONS AND DIVESTITURES

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

Delphi’s 2005 sale to JCI of its global battery product line, with the exception of two U.S. operations, contemplated a future possible transfer of certain of the operating assets of Delphi’s New Brunswick, New Jersey manufacturing facility (the “New Brunswick Facility”), which was one of the remaining U.S. plants supplying batteries to JCI under a manufacturing supply agreement. In connection with the anticipated transfer of its New Brunswick operations to JCI, on May 25, 2006, Delphi entered into an agreement with the IUE-CWA and its Local 416, which included an attrition plan with respect to the hourly employees of the New Brunswick Facility (the “Attrition Plan”). On August 1, 2006, Delphi sold JCI certain assets related to the New Brunswick Facility free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus approximately $4 million for certain inventory, and Delphi implemented the Attrition Plan. Pursuant to the May 2006 agreement, Delphi agreed to the continuation and transition of supply of battery products to JCI from Delphi’s remaining U.S. battery manufacturing facility located in Fitzgerald, Georgia (“Fitzgerald”) pursuant to a component supply agreement entered into in connection with the initial sale in 2005. The sale of the New Brunswick Facility resulted in a loss of approximately $1 million, which was recorded in cost of sales. JCI paid Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the Attrition Plan, which was recorded as a reduction to U.S. employee special attrition program charges.

In August 2006, Delphi received approximately $10 million related to the 2005 agreement between Delphi and GM, $6 million was recognized as a reduction of costs, with approximately $4 million recorded as a reduction of cost of sales and approximately $2 million recorded as a reduction to U.S. employee special attrition program charges. Approximately $4 million was recorded as deferred income as it relates to price reductions over the next two years. Delphi anticipates receiving continued economic support from GM related to future price reductions on batteries produced at Fitzgerald and the transition of battery supply from Fitzgerald to JCI.

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

7. ASSET SECURITIZATIONS

U.S. Program

Prior to the initial Chapter 11 Filings, Delphi maintained a revolving accounts receivable securitization program in the U.S. (“U.S. Facility Program”). The U.S. Facility Program was terminated as a result of the initial Chapter 11 Filings on October 8, 2005. The U.S. Facility Program had been amended in March 2005 to allow Delphi to maintain effective control over the receivables such that effective March 2005, this program, which was previously accounted for as the sale of receivables, was accounted for as a secured borrowing. The U.S. Facility Program had a borrowing limit of $730 million prior to the Chapter 11 Filings.

European Program

The Chapter 11 Filings triggered early termination events under the European accounts receivables securitization program (the “European Program”). On October 28, 2005, Delphi and the institutions sponsoring the European Program entered into a preliminary agreement, which was finalized on November 18, 2005 (the “Agreement”), permitting continued use of the European Program despite the occurrence of early termination events. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under the Bankruptcy Code. The Agreement allows for continued use of the European Program and incorporates amendments resulting from the Agreement, including revised financial covenants and pricing. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007. The renewed program has an availability of €178 million ($234 million at December 31, 2006 currency exchange rates) and £12 million ($24 million at December 31, 2006 currency exchange rates).

Accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2006 and 2005, outstanding borrowings under this program were approximately $122 million and $149 million, respectively.

8. INCOME TAXES

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change for U.S. and non-U.S. operations was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

U.S. loss	$(5,697)	$(2,538)	$(1,450)
Non-U.S. income	315	49	681

Subtotal before impact of minority interest and cumulative effect of accounting change	(5,382)	(2,489)	(769)
Cumulative effect of an accounting change	(3)	17	—
Minority interest, primarily non-U.S.	44	30	47

Total	$(5,341)	$(2,442)	$(722)

The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Current income tax (benefit) expense, net U.S. federal	$—	$(67)	$(277)
Non-U.S.	130	85	132
U.S. state and local	(17)	—	(5)

Total current income tax expense (benefit)	113	18	(150)
Deferred income tax (benefit) expense, net U.S. federal	(2)	(11)	4,051
Non-U.S.	18	(66)	38
U.S. state and local	—	—	197

Total deferred income tax expense (benefit)	16	(77)	4,286
Investment tax credits	(1)	(2)	(1)

Subtotal before impact of minority interest	128	(61)	4,135
Income tax provision related to minority interest	8	6	8

Income tax expense (benefit)	$136	$(55)	$4,143

Cash paid for income taxes, primarily non-U.S., was $159 million, $113 million and $119 million in 2006, 2005 and 2004, respectively.

A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Tax at U.S. federal statutory income tax rate	$(1,868)	$(881)	$(269)
U.S. state and local income taxes	(53)	—	(9)
Impact of change in state and local effective rate	—	—	37
Non-U.S. income taxed at other rates	(147)	(22)	(69)
Change in valuation allowance	2,284	938	4,677
Research and experimentation credits, gross	(48)	(49)	(57)
Other tax credit and deduction carryforwards	(1)	—	(30)
Provision-to-return adjustments	(53)	—	(23)
Various nondeductible expenses	11	10	12
U.S. tax on unremitted earnings of non-U.S. subsidiaries	15	36	76
Residual tax on non-U.S. earnings remitted from joint ventures	—	5	5
U.S. tax on non-U.S. located branches	—	1	1
Employee stock option plan payments	—	(2)	(4)
Professional bankruptcy fees	42	—	—
Reversal of income tax reserves due to completion of pre-spin tax audits	—	(12)	(165)
Reversal of income tax reserves due to completion of U.S. federal income tax audits for post-Separation 1999 and 2000	—	—	(12)
Other changes in tax reserves (1)	(26)	(14)	(20)
Medicare reimbursement	(23)	(30)	(22)
Unrealized gains/losses included in other comprehensive income	—	(42)	12
Other adjustments	(5)	1	(5)

Subtotal before impact of minority interest	128	(61)	4,135
Minority interest	8	6	8

Total income tax provision (benefit)	$136	$(55)	$4,143

(1)	The reduction in the 2006 tax reserves relates primarily to the anticipated resolution of certain state tax matters.

Delphi accounts for income taxes and the related accounts under the liability method. Deferred income tax assets and liabilities for 2006 and 2005 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Significant components of Delphi’s deferred tax assets and liabilities are as follows:

	December 31,
	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Other postretirement benefits	$3,701	$—	$2,812	$—
Pension benefits	1,548	—	1,031	1
Other employee benefits	524	5	302	22
Depreciation	100	222	282	313
Tax on unremitted profits	—	64	—	36
Net operating loss carryforwards	641	—	272	—
General business credit carryforwards	393	—	344	—
R&D capitalization	1,541	—	1,083	—
Other U.S.	442	87	322	145
Other non-U.S.	329	232	125	71

Total	9,219	610	6,573	588
Valuation allowances	(8,471)	—	(5,891)	—

Total deferred taxes	$748	$610	$682	$588

Delphi has deferred tax assets for net operating loss (“NOL”) carryforwards of $641 million, net of a valuation allowance of $605 million. This amount relates to U.S. and non-U.S. tax jurisdictions with expiration dates ranging from one year to indefinite. Delphi has elected with respect to 2005 and certain prior years, and expects to elect when it files its 2006 U.S. consolidated tax return, to capitalize U.S. research and development (“R&D”) expenditures for tax purposes. The effect of this capitalization is to substantially reduce the deferred tax asset with respect to U.S. NOL carryforwards and to create a deferred tax asset for capitalized R&D expenditures, which will be amortized and deducted over a period of ten years, beginning in the year of capitalization. Delphi has recorded a deferred tax asset of $393 million, subject to a full valuation allowance, for the general business credit carryforwards, which expire in 2019 through 2026.

Dividends from non-U.S. affiliates remitted during 2005 were approximately $1.3 billion, plus gross-up for associated foreign tax credits of approximately $0.5 billion. As discussed above, in order to avoid creating potentially unusable foreign tax credit carryforwards, Delphi capitalized R&D expenditures pursuant to Section 59(e) of the Internal Revenue Code, thus reducing net operating losses and permitting current use of foreign tax credits to offset tax on the dividend income.

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carryforwards. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Due to Delphi’s recent history of U.S. losses, in 2004 Delphi determined that it could no longer support realization of such amounts under SFAS No. 109, “Accounting for Income Taxes.”

Accordingly, Delphi recorded a valuation allowance on the U.S. deferred tax assets of $4,731 million as of December 31, 2004, an additional $893 million and $2,396 million as of as of December 31, 2005 and 2006, respectively. Delphi continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its U.S. operations.

Due to continued losses in Spain, Portugal, Romania and France, in 2006, Delphi determined that it was no longer more likely than not that the deferred tax assets in these jurisdictions will be realized, and accordingly, Delphi recorded a valuation allowance of $40 million. Other increases in valuation allowances for

non-U.S. net deferred tax assets, were recorded in the amount of $144 million and $51 million for the years ended December 31, 2006 and 2005, respectively. The change in the valuation allowances are follows:

2006
(in millions)

Balance at January 1,	$5,891
Net additions:
United States
U.S. tax provision	2,263
Changes in OCI taxes	133
Europe	184

Balance at December 31,	$8,471

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed cumulative earnings that are not deemed to be indefinitely reinvested. U.S. income taxes have not been provided on approximately $1.4 billion of cumulative undistributed earnings of non-U.S. subsidiaries as of December 31, 2006, as such amounts are deemed to be indefinitely reinvested. It is not practicable to calculate the unrecognized tax provision on these earnings to the extent not indefinitely reinvested.

In addition, Delphi currently experiences tax credits and holidays in various non-U.S. jurisdictions with expiration dates from 2006 through indefinite. The income tax benefits attributable to these tax credits and holidays are approximately $17 million ($0.03 per share) for 2006, $26 million ($0.05 per share) for 2005 and $47 million ($0.08 per share) for 2004.

Delphi provides accruals for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. Annual tax provisions include amounts that may result from examination of prior year non-U.S., U.S., state and local tax returns, as well as customs audits. Delphi has open tax years from primarily 2000 — 2006 with various significant taxing jurisdictions including the U.S., Mexico, Germany, France and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax law and regulations as they relate to the amount, timing or inclusion of revenue and expense or the sustainability of income tax credits for a given audit cycle. Delphi has established a liability of $82 million and $98 million as of December 31, 2006 and 2005, respectively, for tax contingencies where the amount of loss is probable and reasonably estimable. The amount of the liability is based upon Delphi’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

9. PROPERTY, NET

Property, net consisted of:

	Estimated Useful	December 31,
	Lives (Years)	2006	2005
		(in millions)

Land	—	$137	$131
Land and leasehold improvements	3-31	264	269
Buildings	29-40	1,911	1,925
Machinery, equipment, and tooling	3-27	8,240	8,742
Furniture and office equipment	3-15	701	661
Construction in progress	—	238	245

Total		11,491	11,973
Less: accumulated depreciation and amortization		(6,796)	(6,865)

Total property, net		$4,695	$5,108

In 2005, Delphi exercised its options to purchase certain of the Company’s leased property. As a result, in the second quarter of 2005 Delphi completed the purchase of its Troy, Michigan headquarters property and two manufacturing facilities in Alabama for approximately $103 million, including approximately $2 million of fees and other costs. Additionally, in the third quarter of 2005 Delphi completed the purchase of a facility in Vienna, Ohio for approximately $28 million. As of December 31, 2005, these properties were included in the net property balance on the consolidated balance sheet. Prior to the purchase, these leases were accounted for as operating leases. Assets financed by capital leases are included in the table above and subject to depreciation and amortization expense.

In accordance with SFAS No. 144, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amounts of approximately $215 million, $233 million, and $326 million in 2006, 2005, and 2004, respectively. The following table summarizes the long-lived asset impairment charges recorded for the years ended December 31, 2006, 2005 and 2004:

Segment	2006	2005	2004
	(in millions)

Electronics & Safety	$4	$5	$3
Powertrain Systems	12	9	2
Electrical/Electronic Architecture	1	35	11
Thermal Systems	11	23	—
Steering	26	34	2
Automotive Holdings Group	161	127	308
Corporate and Other	—	—	—

Total	$215	$233	$326

As a result of entering into the PSA in the fourth quarter of 2006, Delphi has been able to identify and develop plans to exit non-core businesses through sale or wind-down. These plans represent Delphi’s intent but continue to be subject to various approvals by the Company’s stakeholders. During the fourth quarter of 2006, Delphi also completed its 2007 to 2012 business plan which comprehends these exit plans. The finalization of the business plan as well as the ability to more definitely develop plans to exit non-core businesses, as discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, provided indicators for potential impairment in the fourth quarter. Additionally, reduced profitability at certain sites and product lines resulting from flattening revenue together with higher commodity costs was also considered. Cash flows are estimated using internal budgets based on recent and forecasted sales data, independent automotive production volume estimates and customer commitments. Changes in the economic or operating conditions or factors arising through execution of the transformation plan or the reorganization could impact these estimates and assumptions and could result in additional impairment of long-lived assets.

Delphi tested the recoverability of the long-lived assets by comparing the estimated undiscounted future cash flows against the carrying values of assets. Specifically, Delphi tested certain long-lived assets, primarily property, plant, and equipment, for each plant site with indicators of impairment. In accordance with SFAS 144, where the carrying value of the assets exceeded the undiscounted estimated future cash flows at that site, long-lived asset impairment charges were recognized for the amount that the carrying value exceeded fair value, which was determined by applying various valuation techniques including discounted cash flow analysis, replacement cost and orderly liquidation value depending on the circumstances of the product line(s) supporting the long-lived assets.

10. GOODWILL

At December 31, 2006 and 2005, Delphi’s goodwill balance was approximately $378 million and $363 million respectively. Approximately $138 million of goodwill is tax deductible through amortization.

The change in carrying amount of goodwill for the year ended December 31, 2006 and 2005 is as follows:

	2006		2005
	(in millions)

Balance at January 1,	$363		$798
Acquisitions	—		—
Impairment	—		(390)
Other (primarily currency translation)	15		(45)

Balance at December 31,	$378	(a)	$363 (b)

(a)	$161 million in Electrical/Electronic Architecture, $143 million in Electronics & Safety and $74 million in Other

(b)	$167 million in Electrical/Electronic Architecture, $125 million in Electronics & Safety and $71 million in Other

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Delphi reviews the recoverability of goodwill at least annually on May 31 and any other time business conditions indicate a potential change in recoverability. As more fully described in Note 9. Property, Net, Delphi experienced deteriorated financial performance resulting in substantial net losses in 2005. As a result, Delphi has lowered expectations for future performance absent the ability to complete a transformation plan through its reorganization under chapter 11 of the Bankruptcy Code. The deterioration of Delphi’s U.S. financial performance, combined with an unfavorable outlook absent completion of a successful U.S. reorganization, was an indicator for potential impairment. The Company recorded no goodwill impairment charges in 2006 and approximately $390 million of goodwill impairment charges during 2005, of which $368 million related to the Powertrain Systems segment and $22 million related to the Automotive Holdings Group segment. In conjunction with the realignment of the Company’s business operations effective July 1, 2006, Delphi evaluated reported goodwill for indicators of impairment and concluded no indicators were present.

Delphi determined the goodwill impairment charges by comparing the carrying value of each of its reporting units to the fair value of the reporting unit. In determining fair value of reporting units, Delphi utilized discounted cash flow analysis consistent with that used in the Company’s SFAS No. 144 impairment analysis evaluating the recoverability of certain long-lived assets noted in Note 9. Property, Net. In accordance with SFAS No. 142, where the carrying value exceeded the fair value for a particular reporting unit, goodwill impairment charges were recognized. The goodwill impairment charges recognized were determined by stating all other assets and liabilities of a reporting unit at their fair values with the remaining fair value of the reporting unit attributed to goodwill. The resulting goodwill impairment charges are the excess of the recorded goodwill balance over the calculated fair value of goodwill for the reporting unit. Delphi’s reporting units for purposes of SFAS No. 142 are global businesses focused on product families. The fair value of the reporting units was negatively impacted by the continued deterioration of business conditions, principally in the U.S., as previously described.

11. LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(in millions)

Payroll related obligations	$268	$223
Employee benefits, including current pension obligations	216	162
Accrued income taxes	142	190
Taxes other than income	144	128
Warranty obligations	214	117
U.S. Employee Special Attrition Program	626	—
Manufacturing rationalization	154	4
Other	447	368

Total	$2,211	$1,192

Other long-term liabilities consisted of the following:

	December 31,
	2006	2005
	(in millions)

Employee benefits	$282	$223
Environmental	116	41
U.S. Employee Special Attrition Program	204	—
Extended disability benefits	95	226
Other	162	161

Total	$859	$651

12. WARRANTIES

Delphi recognizes expected warranty costs for products sold principally at the time of sale of the product based on Delphi’s estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Delphi’s estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in millions)

Accrual balance at beginning of year	$312	$274
Provision for estimated warranties accrued during the year	207	200
Settlements made during the year (in cash or in kind)	(140)	(154)
Foreign currency translation	9	(8)

Accrual balance at end of year	$388	$312

Approximately $214 million and $117 million of the warranty accrual balance as of December 31, 2006 and 2005, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets.

Approximately $174 million and $195 million of the warranty accrual balance as of December 31, 2006 and 2005, respectively, is included in liabilities subject to compromise. Refer to Note 13. Liabilities Subject to Compromise. The increase in the accrual balance at December 31, 2006 is primarily due to specific claims accrued for in the Thermal Systems and Powertrain Systems segments. Refer to Note 18. Commitments and Contingencies, Ordinary Business Litigation.

13. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy. Although prepetition claims are generally stayed, at hearings held in October and November 2005, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of professionals.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. To date, the Debtors’ received approximately 16,500 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim received to scheduled liabilities and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $37 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. The Debtors believe that many of these claims are duplicative, based on contingencies that have not occurred, or are otherwise overstated, and are therefore invalid. As a result, the Debtors believe that the aggregate amount of claims filed with the Court will likely exceed the amount that ultimately will be allowed by the Court. As of February 5, 2007, the Debtors have filed five omnibus claims objections that objected to claims on procedural grounds and four omnibus claims objections that objected to claims on substantive grounds. Pursuant to these claims objections the Debtors have objected to approximately 10,700 proofs of claim which asserted approximately $9 billion in aggregate liquidated amounts plus additional unliquidated amounts. To date, the Court has entered orders disallowing approximately 7,400 of those claims, which orders reduced the amount of asserted claims by approximately $8 billion in aggregate liquidated amounts plus additional unliquidated amounts. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to the Court’s order.

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

Liabilities Subject to Compromise consist of the following:

	December 31,
	2006	2005
	(in millions)

Pension obligations	$4,257	$3,578
Postretirement obligations other than pensions, including amounts payable to GM	9,109	7,331
Debt and notes payable	2,054	2,062
Accounts payable	754	916
Junior subordinated notes due to Delphi Trust I and II (1)	—	403
Junior subordinated notes due 2033 (1)	391	—
Postemployment benefits for other than temporarily idled employees	1	148
Prepetition warranty obligation	174	195
GM claim for U.S. employee special attrition program	315	—
Training fund	131	147
Other	230	294

Total Liabilities Subject to Compromise	$17,416	$15,074

(1)	In conjunction with the liquidation of the Trusts on November 14, 2006, the interests of Delphi Trust I and Delphi Trust II in the junior subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts.

The increase in Liabilities Subject to Compromise as of December 31, 2006 is primarily due to the increase in pension and postretirement obligations due to the curtailment charges in 2006. The increase in liabilities subject to compromise resulting from the pension and postretirement obligations was offset by a decrease in accounts payable due to settlement of claims and a reduction of accruals for postemployment benefits for other than temporarily idled employees as a result of the special attrition programs. Refer to Note 11. Liabilities.

Delphi reviewed its estimates of future costs associated with other than temporarily idled employees and recorded an additional $103 million of contractual costs for U.S. employees in cost of sales in 2005. Total accruals for postemployment benefits for other than temporarily idled employees are $1 million and $148 million as of December 31, 2006 and 2005, respectively, and are included in liabilities subject to compromise in the accompanying consolidated balance sheet. As a result of the special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly Delphi reduced such accruals by $108 million during 2006, which was recorded in cost of sales.

14. DEBT

Due to the Chapter 11 Filings (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy), prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (Refer to Note 13. Liabilities Subject to Compromise) on the consolidated balance sheet. The following is a summary of Long-Term Debt, including current maturities, and unsecured long-term debt included in Liabilities Subject to Compromise as of December 31, 2006 and 2005:

	Year Ended December 31,
	2006				2005
	Subject to				Subject to
	Compromise		Debt		Compromise		Debt

6.55%, unsecured notes, due 2006	$500	(a)(b)(c)	$—		$500	(a)(b)(c)	$—
6.50%, unsecured notes, due 2009	498	(a)(b)(c)	—		498	(a)(b)(c)	—
6.50%, unsecured notes, due 2013	493	(a)(b)(c)	—		493	(a)(b)(c)	—
7.125%, debentures, due 2029	493	(a)(b)(c)	—		493	(a)(b)(c)	—
Junior subordinated notes due 2033 (d)	391	(a)(b)(c)	—		—		—
DIP term loan	—		250		—		250
Prepetition term loan facility	—		985	(b)(c)	—		984	(b)(c)
Prepetition revolving credit facility	—		1,507	(b)(c)	—		1,506	(b)(c)
European securitization program	—		122		—		149
Accounts receivable factoring	—		409		—		365
Capital leases and other	70	(c)	115		78	(c)	136

Total debt	$2,445		3,388		$2,062		3,390

Less: current portion			(3,339)				(3,117)

Long-term debt			$49				$273

(a)	Pursuant to the requirements of SOP 90-7 as of the Chapter 11 Filings, deferred financing fees related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2005.

(b)	Debt in default as of December 31, 2006 and 2005.

(c)	The Chapter 11 Filings triggered defaults on substantially all debt and certain lease obligations.

(d)	In conjunction with the liquidation of the Trusts on November 14, 2006, the interests of Delphi Trust I and Delphi Trust II in the junior subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts.

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

Secured Debt

Debtor-In-Possession Facilities

On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended by the First Amendment to the DIP Credit Facility, dated October 27, 2005, and further amended and restated by the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated November 21, 2005 and as further amended by the First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement dated as of February 3, 2006, the Second Amendment to Amended and Restated Credit Agreement dated as of April 13, 2006, the Third Amendment to Amended and Restated Credit Agreement dated May 26, 2006, the Fourth Amendment to Amended and Restated Credit Agreement dated June 19, 2006, the Fifth Amendment to Amended and Restated Credit Agreement dated August 10, 2006 and the Sixth Amendment to Amended and Restated Credit Agreement dated November 13, 2006 (the “Amended DIP Credit Facility”) to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. is the administrative agent (the “Administrative Agent”) and

Citicorp USA, Inc., is the syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consists of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carries an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is the London Interbank Borrowing Rate (“LIBOR”). The LIBOR interest rate period can be set at a one-, three- or six-month period as selected by Delphi in accordance with the terms of the Amended DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility will expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility are pre-payable at Delphi’s option without premium or penalty.

On October 28, 2005, the Court granted, on a final basis, the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the prepetition credit facilities (as described below) and the Debtors’ access to $2.0 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities included, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand were used to fund postpetition operating expenses, including supplier obligations and employee wages, salaries and benefits.

As of November 21, 2005, the Amended DIP Credit Facility $250 million term loan was funded. As of December 31, 2006, there were no amounts outstanding under the Amended DIP Credit Facility revolving facility, but the Company had approximately $92 million in letters of credit outstanding under the Amended DIP Credit Facility revolving facility as of that date.

The Amended DIP Credit Facility provided the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier non-U.S. subsidiaries) and further provided that amounts borrowed under the Amended DIP Credit Facility would be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time was limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at December 31, 2006. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility included affirmative, negative and financial covenants that imposed restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) was equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets did not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).

The covenants required Delphi to, among other things, (i) maintain a monthly cumulative minimum global earnings before interest, taxes, depreciation, amortization, and restructuring costs (“Global EBITDAR”), as defined in the Amended DIP Credit Facility, for each period beginning on January 1, 2006 and ending on the last day of each fiscal month through November 30, 2006, as described in the Amended DIP Credit Facility, and (ii) maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on October 31, 2007 at the levels set forth in the Amended DIP Credit Facility. The Amended DIP Credit Facility contained certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended DIP Credit Facility, interest on all outstanding amounts was payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Amended DIP Credit Facility covenants as of December 31, 2006. The foregoing description of the Amended DIP Credit Facility is a general description only and is qualified in its entirety by reference to the Amended DIP Credit Facility, a copy of which was previously filed with the SEC.

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion to refinance both its $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximately $2.5 billion outstanding on its $2.825 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). On January 9, 2007, Delphi entered into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximately $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan” and, together with the Revolving Facility and the Tranche B Term Loan, the “Facility”).

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i), with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or LIBOR plus (x), with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty.

The Refinanced DIP Credit Facility provides the lenders with a perfected first lien (with the relative priority of each tranche as set forth above) on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first tier non-U.S. subsidiaries) and further provides that amounts borrowed under the Refinanced DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession.

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

Prepetition Facilities

As of December 31, 2006, approximately $2.5 billion was outstanding under the Prepetition Facility, consisting of approximately $1.5 billion under the Revolving Facility and approximately $1.0 billion under the Term Loan. Additionally, as of December 31, 2006, there were no letters of credit outstanding under the Prepetition Facility.

Delphi’s filing for chapter 11 was an event of default under the Prepetition Facility. At hearings held in October 2005, the Court approved certain of the Debtors’ “first day” motions, including approval of an adequate protection package for Delphi’s approximately $2.5 billion outstanding prepetition secured indebtedness under the Prepetition Facility. The adequate protection package included, among other things: (i) an agreement by Delphi to accrued interest on the Prepetition Facility loans on a monthly basis, (ii) the right of Delphi to pay this interest at a rate equal to LIBOR plus 6.50% per annum on the Term Loans and 5.00% on the Revolving Loans, although each lender had the right to require, and each lender subsequently did require, that interest on its loans be based at a rate equal to the Alternative Base Rate plus 5.50% per annum on the Term Loans and 4.00% on the Revolving Loans by waiving all such lender’s claims under the Prepetition Facility for interest at the default rate and any prepayment penalties and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the Prepetition Facility.

On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C or Term Loan C of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect.

Unsecured Debt

Delphi had outstanding publicly held unsecured term debt securities totaling approximately $2.0 billion. The unsecured debt included $500 million of securities bearing interest at 6.55% that matured on June 15, 2006 with interest payable semi-annually on June 15 and December 15 of each year. The next maturity of $500 million of securities was due on May 1, 2009 and bears interest at 6.50% with interest payable semi-annually on May 1 and November 1 of each year. Thereafter, Delphi had $500 million of securities bearing interest at 6.50% maturing on August 15, 2013 with interest payable semi-annually on February 15 and August 15 of each year, and $500 million of securities bearing interest at 7.125% maturing on May 1, 2029 with interest payable semi-annually on May 1 and November 1 of each year. None of the debt securities had sinking fund requirements. The securities were all redeemable, in whole or in part, at the option of Delphi. At December 31, 2006 and 2005, these securities were included in Liabilities Subject to Compromise.

As of December 31, 2006 and 2005, Delphi also had other debt outstanding and capital lease obligations of approximately $185 million ($70 million of which is included in Liabilities Subject to Compromise) and

$214 million ($78 million of which is included in Liabilities Subject to Compromise), respectively. The balances include capital lease obligations and debt issued by certain international subsidiaries.

Other Financing

Delphi also maintains various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2006 and 2005, Delphi had $409 million and $365 million, respectively, outstanding under these accounts receivable factoring facilities.

Cash paid for interest totaled $426 million, $272 million and $245 million in 2006, 2005 and 2004, respectively.

In accordance with SOP 90-7, effective October 8, 2005, the Company ceased accruing interest expense on its outstanding unsecured prepetition debt classified as subject to compromise. The Company’s contractual interest not accrued or paid in 2006 and 2005 was $148 million and $38 million, respectively. In accordance with the Court-approved first day motion, the Company continues to accrue and pay the contractual interest on the secured credit facilities.

The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations not subject to compromise for the five years subsequent to 2006 are as follows:

	Debt and
	Capital Lease
Year	Obligations
	(in millions)

2007	$3,339	(a)
2008	26
2009	3
2010	4
2011	3
Thereafter	13

Total	$3,388

(a)	For purposes of the Debt and Capital Lease Obligations, debt for which the Company is currently in default and has not classified as liabilities subject to compromise has been classified as current; however, repayment is stayed pending a plan of reorganization in the chapter 11 cases.

15. JUNIOR SUBORDINATED NOTES

Delphi has outstanding junior subordinated debt with an aggregate principal value of $400 million. The junior subordinated debt is represented by two global notes held by the Depository Trust Company or its nominee. The first junior subordinated note, with an aggregate principal value of $250 million, bears interest at 8.25% per year and matures on November 15, 2033. The second junior subordinated note bears interest at a fixed rate through November 15, 2008 and at an adjustable rate thereafter until it matures on November 15, 2033. Delphi originally issued these notes to Delphi Trust I and Delphi Trust II, respectively, both of which were Delphi subsidiaries. As discussed in Note 14. Debt, Delphi’s chapter 11 filing constituted an “early termination event” pursuant to which both trusts were required to be dissolved in accordance with their respective trust declarations. On November 14, 2006, both trusts were terminated. In connection with the terminations, the interests of Delphi Trust I and Delphi Trust II in the subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts.

Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees related the Trusts were no longer being amortized and had been included as an adjustment of their net carrying value at December 31, 2005.

Delphi Trust I

In October 2003, Delphi Trust I (“Trust I”), a subsidiary of Delphi, issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033 (the “Trust I notes”), also bearing interest at 8 1/4%. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. Under the terms of the operative trust documents, Delphi had the ability to defer interest payments on the Trust I notes at any time for up to 20 consecutive quarterly periods and had done so since July 15, 2005. As a result of Delphi’s deferral in making interest payments, Trust I also deferred payment on preferred distributions. Additional distributions would, however, accumulate on the deferred distributions at an annual rate equal to 8 1/4% compounded quarterly. In addition, Delphi had the ability to redeem the Trust I notes in whole or in part, at any time on or after October 15, 2008 at 100% of their principal amount, plus accrued and unpaid interest. Delphi also had the right to redeem the Trust I notes, if an adverse tax consequence occurred. Under section 362 of the Bankruptcy Code, however, payments on account of prepetition obligations, or redemption of securities, were automatically stayed. Absent an order of the Court, substantially all prepetition obligations of Delphi are subject to settlement under a plan of reorganization.

Delphi Trust II

In November 2003, Delphi Trust II (“Trust II”), a subsidiary of Delphi, issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033 (the “Trust II notes”) with interest terms matching those of the preferred securities. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. Under the terms of the operative trust documents, Delphi had the ability to defer interest payments on the Trust II notes at any time for up to five years at a time and had done so since May 15, 2005. As a result of Delphi’s deferral in making interest payments, Trust II also deferred payment on preferred distributions. Additional distributions would, however, accumulate on the deferred distributions at the applicable distribution rate. In addition, Delphi had the ability to redeem the Trust II notes in whole, but not in part, at any time on or after November 15, 2008 at 100% of their principal amount, plus accrued and unpaid interest. Delphi had the right to redeem the Trust II notes in whole, but not in part, if an adverse tax consequence occurred. Under section 362 of the Bankruptcy Code, however, payments on account of prepetition obligations, or redemption of securities, were automatically stayed. Absent an order of the Court, substantially all prepetition obligations of Delphi are subject to settlement under a plan of reorganization.

Delphi Guarantees

Delphi irrevocably and unconditionally guaranteed that if a payment on the notes was made to Trust I or Trust II, but for any reason, Trust I or Trust II did not make the corresponding distribution or redemption payment to the holders of the preferred securities, then Delphi would make payments directly to the holders. This guarantee did not cover payments when the trusts did not have sufficient funds to make payments to the holders such as when Delphi was not making interest payments on the notes. As previously disclosed, on November 14, 2006, the Trusts assets were liquidated and the holders of the trust preferred securities surrendered its securities in exchange for a pro rata share of the Trusts’ respective junior subordinated notes issued by Delphi, and thereby Delphi become directly obligated to the Trusts’ respective beneficiaries.

Accounting Treatment

Delphi determined that both Trust I and Trust II were considered variable interest entities, of which Delphi was not the primary beneficiary. As a result, although both Trust I and Trust II were 100% owned by Delphi, the Company did not consolidate them into its financial statements. However, the Trust I and Trust II notes were reflected as liabilities subject to compromise on the consolidated balance sheet and the related contractual interest due was not recognized in accordance with the provisions of SOP 90-7. If Trust I and Trust II had been consolidated by Delphi, its other long term assets and debt would each have been $12 million less as of December 31, 2005 but there would have been no significant impact on interest expense for the year ended December 31, 2005. There would have been no impact if Trust I and Trust II were consolidated at December 31, 2006.

16. U.S. EMPLOYEE SPECIAL ATTRITION PROGRAM

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving Delphi’s entry into the program with certain modifications. The UAW Special Attrition Program offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment. The lump sum incentive payments are being paid by Delphi and reimbursed by GM. The program also provided a pre-retirement program under which employees with at least 27 and fewer than 30 years of credited service are granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. In addition, employees who elected to participate in the UAW Special Attrition Program were eligible to retire as employees of Delphi or flowback to GM and retire. On June 5, 2006, Delphi, GM, and the UAW agreed on a supplemental agreement (the “UAW Supplemental Agreement”) that expanded the UAW Special Attrition Program to include a pre-retirement program for employees with 26 years of credited service and provided buyout payments which, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. The UAW Supplemental Agreement was approved by the Court on June 29, 2006 and on July 7, 2006, the Court entered the order approving the motion (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). Approximately 21,800 U.S. hourly employees represented by the UAW were eligible for buyout payments, with approximately 14,700 of those employees eligible to participate in the retirement and pre-retirement programs. On September 26, 2006, Delphi announced the final results of the UAW Special Attrition Program and that approximately 12,400 Delphi employees, representing approximately 84% of the retirement-eligible UAW workforce, elected to retire by January 1, 2007. Approximately 1,400 UAW employees elected the buyout option.

On June 16, 2006, Delphi, GM and the IUE-CWA reached agreement on the terms of a special attrition program which mirrored in all material respects the UAW Attrition Programs. The lump sum incentive payments of $35,000 per eligible employee and one-half of the $40,000 to $140,000 buyout payments are being paid by Delphi and reimbursed by GM. GM will receive an allowed prepetition general unsecured claim equal to the amount it reimburses Delphi for the buyout payments. The IUE-CWA special attrition program (the “IUE-CWA Special Attrition Program”) was approved by the Court on June 29, 2006, and on July 7, 2006, the Court entered the order approving the motion. Approximately 7,500 U.S. hourly employees represented by the IUE-CWA were eligible for buyout payments, with approximately 3,200 of those employees eligible to participate in the retirement and pre-retirement programs. On August 18, 2006, Delphi announced the final results of the IUE-CWA special hourly attrition plan and that approximately 6,200 Delphi employees, representing approximately 82% of the eligible IUE-CWA workforce, elected an attrition option within the program provisions. Of these employees, approximately 2,500 employees elected to retire by January 1, 2007 and approximately 3,700 employees elected the buyout option.

Although during 2006 many traditional U.S. hourly employees elected to leave the Company, Delphi replaced a portion of such employees with either temporary replacements or hourly employees hired under the Company’s 2004 Supplemental Wage Agreement which provides for more competitive wages and benefits.

Delphi recorded special termination benefit charges of approximately $1,117 million for the year ended December 31, 2006, for the pre-retirement and buyout portions of the cost of the U.S. employee special attrition programs. Since GM will receive an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. In addition, Delphi recorded net pension and postretirement benefit curtailment charges of approximately $1,897 million and a credit of $59 million due to a curtailment gain related to extended disability benefits for the year ended December 31, 2006. All the aforementioned amounts were included in U.S. employee special attrition program charges.

The following table represents the movement in the U.S. Employee Special Attrition Program liability for 2006:

2006
(in millions)

Balance at December 31, 2005	$—
U.S. employee special attrition program charges	1,117
Lump sum incentive obligation	363
Payments	(654)
Other	4

Balance at December 31, 2006	$830

The following table details changes in the GM Accounts Receivable balance attributable to the U.S. Employee Special Attrition Program for 2006, recorded in General Motors and affiliates accounts receivable at December 31, 2006:

2006
(in millions)

Balance at December 31, 2005	$—
GM Obligation	677
Receipts from GM	(405)

Balance at December 31, 2006	$272

17. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans; although most participants are covered by government sponsored or administered programs. The annual cost of such other postretirement benefit plans was not significant to Delphi. In addition, Delphi has defined benefit plans in Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans were $38 million and $30 million as of December 31, 2006 and 2005, respectively, and have been recorded based on the vested benefit obligation.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and

132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Delphi at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Delphi at the end of fiscal year 2008. The following table summarizes the impact of the initial adoption of SFAS 158 as of December 31, 2006 for pension and postretirement obligations:

	December 31,	SFAS 158		December 31,
	2006 Prior to	Adjustment		2006 After
	SFAS 158	Increase/		SFAS 158
Balance Sheet Accounts	Adjustment	(Decrease)		Adjustment
	(in millions)

Pension intangible assets	$375	$(375	)(a)	$—
Noncurrent deferred tax assets	$41	$55	(b)	$96
Pension liabilities	$358	$185	(c)	$543
Liabilities subject to compromise — pension	$3,890	$367	(c)	$4,257
Liabilities subject to compromise — postretirement	$8,034	$1,122	(d)	$9,156
Accumulated other comprehensive loss (net of tax)	$(1,114)	$(1,994	)(e)	$(3,108)

a)	All unamortized prior service cost adjustments were classified to accumulated OCI.

b)	The tax effect of adjustments recorded to accumulated OCI related to countries that have deferred tax assets that do not have full valuation allowances.

c)	The recorded liability represents the amount by which the plan is underfunded by comparing the projected benefit obligation (“PBO”) to the plan assets.

d)	All unamortized actuarial adjustments are now recorded in accumulated OCI.

e)	The impact to accumulated OCI (net of tax) for the adoption of SFAS 158 also includes amounts related to postemployment benefits which are discussed in Note 1. Significant Accounting Policies and are not included in the amount shown above.

The 2006 and 2005 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. and non-U.S. salaried and hourly employees excluding the plans in Korea, Turkey and Italy discussed above.

	Pension Benefits				Other
			Primary		Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2006	2005	2006	2005	2006	2005
	(in millions)

Benefit obligation at beginning of year	$13,764	$12,872	$1,306	$1,197	$9,589	$9,605
Service cost	268	292	42	34	171	179
Interest cost	793	724	66	65	561	542
Plan participants’ contributions	6	6	5	4	3	—
Actuarial losses (gains)	(696)	416	70	147	(1,617)	1,252
Benefits paid	(732)	(539)	(59)	(59)	(229)	(182)
Special termination benefits	—	2	20	13	—	3
Flowback payments to GM	—	—	—	—	—	(54)
Flow in receipts from GM	—	—	—	—	—	5
Flowback net liability reclass	—	—	—	—	944	(944)
Payments made to divested divisions	—	—	—	—	—	(4)
Impact of settlements	—	—	14	—	—	—
Impact of curtailments	1,518	—	—	—	(349)	—
Plan amendments and other	(11)	(9)	4	36	(18)	(813)
Exchange rate movements	—	—	167	(131)	—	—

Benefit obligation at end of year	$14,910	$13,764	$1,635	$1,306	$9,055	$9,589

Change in plan assets:
Fair value of plan assets at beginning of year	$9,712	$8,526	$799	$730	$—	$—
Actual return on plan assets	1,493	1,083	110	140	—	—
Delphi contributions	243	635	62	62	226	182
Plan participants’ contributions	6	6	5	4	3	—
Benefits paid	(732)	(539)	(59)	(59)	(229)	(182)
Exchange rate movements	—	—	108	(78)	—	—
Other	—	1	—	—	—	—

Fair value of plan assets at end of year	$10,722	$9,712	$1,025	$799	$—	$—

Underfunded status	$(4,188)	$(4,052)	$(610)	$(507)	$(9,055)	$(9,589)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent prepaid assets	$—	$—	$2	$110	$—	$—
Pension intangible assets	—	867	—	22	—	—
Other noncurrent assets (flow-in receivable)	—	—	—	—	101	—
Current liabilities	—	—	(11)	(12)	—	—
Noncurrent liabilities	—	—	(532)	(290)	—	—
Liabilities subject to compromise	(4,188)	(3,536)	(69)	(42)	(9,156)	(6,351)

Total	$(4,188)	$(2,669)	$(610)	$(212)	$(9,055)	$(6,351)

Amounts recognized in other comprehensive income consist of (pre-tax):
Actuarial loss	$2,261		$545		$1,822
Prior service cost (credit)	353		34		(700)
Net transition obligation	—		6		—

Total	$2,614	$3,306	$585	$207	$1,122	$—

As of December 31, 2005, the U.S. plans also included unrecognized actuarial losses and prior service costs of $3,821 million and $868 million, respectively, resulting in a net $637 million prepaid benefit cost. For the non-U.S., the December 31, 2005 plans also included unrecognized actuarial losses, prior service costs and transition obligations of $460 million, $35 million and $7 million, respectively, resulting in a net $5 million accrued benefit cost. As of December 31, 2005, the other postretirement benefit plans also included unrecognized actuarial losses and prior service gains of $4,044 million and $806 million, respectively, resulting in a net $6,351 accrued benefit cost.

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

			Primary
	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
		(in millions)
	Plans with ABO in Excess of Plan Assets

PBO	$14,910	$13,764	$1,559	$831
ABO	14,531	13,248	1,340	753
Fair value of plan assets at end of year	10,722	9,712	947	416

	Plans with Plan Assets in Excess of ABO

PBO	$—	$—	$76	$475
ABO	—	—	69	365
Fair value of plan assets at end of year	—	—	78	383

	Total

PBO	$14,910	$13,764	$1,635	$1,306
ABO	14,531	13,248	1,409	1,118
Fair value of plan assets at end of year	10,722	9,712	1,025	799

As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to post-bankruptcy-petition service. During 2006, Delphi contributed $243 million to its U.S. pension plans, representing the portion of the pension contribution attributable to services rendered by employees of the Debtors in the plan year ended September 30, 2006. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), a minimum funding payment of approximately $1.2 billion to the U.S. pension plans was due in 2006.

Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The underfunded amount of approximately $173 million was due on June 15, 2006. The Company did not pay this amount and a related penalty was assessed by the Internal Revenue Service in the amount of approximately $17 million. The penalty has been recorded in liabilities subject to compromise in 2006. The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions. On December 12, 2006, Delphi applied to the IRS for waivers of the minimum funding standard under section 412(d) of the Code for Delphi’s two primary pension plans for the plan year ended September 30, 2006.

Although Delphi’s 2007 minimum funding requirement is approximately $2.8 billion under current legislation and plan design, Delphi is in chapter 11 and its 2007 contributions to the U.S. pension plans prior to emergence will be limited to approximately $220 million, representing the normal service cost. Upon emergence from chapter 11, which is anticipated to be in 2007, the Company will be required to meet its past due funding obligations. These obligations will be the amount of the minimum funding requirement contributions that would have been due, less the amount of the normal service cost contributions actually paid to the pensions plus interest. The 2007 contributions to the non-U.S. pension plans will be approximately $38 million.

Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

							Other Postretirement
	Pension Benefits						Benefits
	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in millions)

Service cost	$268	$292	$284	$42	$34	$29	$171	$179	$176
Interest cost	793	724	699	66	65	56	561	542	498
Expected return on plan assets	(820)	(787)	(722)	(69)	(61)	(58)	—	—	—
Special termination benefits	—	2	7	20	13	19	—	3	2
Curtailment loss (gain) — PBO	1,518	—	—	—	—	—	(349)	—	—
Curtailment loss- prior service costs	397	—	—	—	—	—	329	—	—
Amortization of transition amount	—	—	—	1	1	1	—	—	—
Amortization of prior service costs	107	140	139	3	3	3	(99)	(56)	(5)
Amortization of actuarial losses	192	211	142	26	31	17	255	207	121

Net periodic benefit cost	$2,455	$582	$549	$89	$86	$67	$868	$875	$792

Delphi recorded net pension and postretirement benefit curtailment charges of approximately $1.9 billion in 2006 in the U.S. employee special attrition program charges line item of the statement of operations for UAW- and IUE-CWA-represented hourly employees who elected to participate in the U.S. employee special attrition programs discussed in Note 16. U.S. Employee Special Attrition Program.

The estimated actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated OCI into net periodic benefit cost in 2007 are $136 million and $60 million, respectively. The estimated actuarial loss and prior service credit for the other defined benefit postretirement plans that will be amortized from OCI into net periodic benefit cost in 2007 are $76 million and $93 million, respectively.

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees.

The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plan and postretirement plans were:

     Assumptions used to determine benefit obligations at December 31:

					Other
					Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005	2006	2005

Weighted-average discount rate	5.90%	5.50%	4.96%	4.91%	6.10%	5.50%
Weighted-average rate of increase in compensation levels	4.12%	3.99%	3.67%	3.45%	3.94%	3.99%

     Assumptions used to determine net expense for years ended December 31:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Weighted-average discount rate	5.50%	5.75%	6.25%	4.91%	5.67%	5.71%	5.50%	6.00%	6.25%
Weighted-average rate of increase in compensation levels	3.99%	3.99%	3.99%	3.45%	3.48%	3.32%	3.99%	3.98%	3.99%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%	8.20%	8.25%	8.23%	N/A	N/A	N/A

In 2006 and 2005, Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis increased from 5.50% for 2005 to 5.90% for 2006. This 40 basis point increase in the discount rate decreased the underfunded status of the U.S. pension plans by approximately $0.7 billion. The other postretirement benefits discount rate determined on that basis increased from 5.50% for 2005 to 6.10% for 2006. This 60 basis point increase in the discount rate decreased the underfunded status of the U.S. postretirement plans by approximately $0.6 billion. Delphi selected discount rates for its non-U.S. plans based on analyzing the yields of high quality fixed income investments.

For 2006 expense, Delphi assumed a U.S. long-term asset rate of return of 8.75%. In developing the 8.75% expected long-term rate of return assumption, Delphi evaluated input from its third party pension plan asset manager, including a review of asset class return expectations and long-term inflation assumptions. Delphi also considered its post-spin off and GM’s pre-spinoff historical 15-year compounded return, which was consistent with its long-term rate of return assumption. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.

Delphi’s U.S. pension expense for 2007 is determined at the end of December 2006. For purposes of analysis, the following table highlights the sensitivity of the Company’s U.S. pension obligations and expense to changes in assumptions:

Impact on
Change in Assumption	Pension Expense		Impact on PBO

25 basis point (bp) decrease in discount rate	+$	20 - 30 Million	+$	0.4 Billion
25 bp increase in discount rate	−$	20 - 30 Million	−$	0.4 Billion
25 bp decrease in long-term return on assets	+$	20 - 30 Million		—
25 bp increase in long-term return on assets	−$	20 - 30 Million		—

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the pension plan design and no major restructuring programs.

Delphi’s pension plan asset allocation at December 31, 2006 and 2005, and target allocation for 2007 are as follows:

	Percentage of Plan Assets at
	December 31,				Target Allocation
	U.S. Plans		Non-U.S. Plans		U.S. Plans
Asset Category	2006	2005	2006	2005	2007

Equity Securities	64%	67%	60%	63%	64%
Fixed Income	25%	26%	25%	23%	25%
Real Estate	7%	6%	14%	13%	7%
Other	4%	1%	1%	1%	4%

Total	100%	100%	100%	100%	100%

Delphi invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.

Agreements relating to union matters allow for some of Delphi’s hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. had similar opportunities to transfer to the Company but those opportunities are currently suspended. If such a transfer occurs, in general, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to Delphi’s separation from GM). There will be no transfer of pension assets or liabilities between GM and Delphi with respect to such employees that transfer between the two companies. The company to which the employee transfers will be responsible for the related other postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for other postretirement obligations associated with employees that transfer between GM and Delphi. The consolidated balance sheet includes approximately $3.1 billion and $1.0 billion as of December 31, 2006 and December 31, 2005, respectively, of postretirement obligations classified as liabilities subject to compromise reflecting an accumulated postretirement benefit obligation for benefits payable to GM for employees that transferred from Delphi to GM. Due to the Chapter 11 Filings, the Company has not made any payments in 2006 to settle this obligation. Historically the postretirement benefits Delphi provided to its retirees were substantially the same as the postretirement benefits GM provided to its retirees. Effective March 31, 2006, however, the U.S. District Court for the Eastern District of Michigan approved GM’s tentative settlement agreement with the UAW related to reductions in hourly retiree health care. As a result, as of December 31, 2006, Delphi’s liability due to GM for employees that transferred from Delphi to GM has been reduced by approximately $1.0 billion and a corresponding reduction in the unamortized actuarial loss has been recorded for the estimated reduction in the related liability. Additionally, a $0.1 billion receivable for the cash settlement amount due from GM for postretirement obligations associated with employees transferring from GM to Delphi has been classified as an other long-term asset.

	Other Postretirement Benefits
	Delphi	Payable to	Delphi
	Hourly	GM	Salaried	Total
	(in millions)

Benefit obligation at December 31, 2005	$8,428	$—	$1,161	$9,589
Flowback liability reclassification	—	1,027	—	1,027
Flow-in receivable reclassification	(83)	—	—	(83)
Service cost	150	—	21	171
Interest cost	422	77	62	561
Plan participants’ contributions	3	—	—	3
Actuarial gains	(542)	(908)	(167)	(1,617)
Benefits paid	(192)	—	(37)	(229)
Transfer of participants to GM	(2,929)	2,929	—	—
Impact of curtailment	(349)	—	—	(349)
Plan amendments and other	—	(4)	(14)	(18)

Benefit obligation at December 31, 2006	$4,908	$3,121	$1,026	$9,055

Cash settlement between Delphi and GM with respect to this payable and receivable is scheduled to occur at the time the employees are actuarially determined to retire. In accordance with Delphi’s Separation Agreement with GM, Delphi estimated its liability will average $380 million per year (flowbacks) over the next five years to GM, and it will receive an average of $9 million per year from GM associated with employees who have transferred to Delphi. In addition to this, Delphi also has a final net settlement liability of approximately $1.2 billion due in 2014. These payments will not be made to GM while Delphi is in bankruptcy because these are liabilities subject to compromise.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Projected
			Postretirement
			Benefit Payments
			(including
	Projected Pension		flowbacks to GM)	Projected Medicare
	Benefit Payments		Pre-Medicare	Subsidy Receipts
	U.S. Plans	Non-U.S. Plans
	(in millions)

2007	$1,020	$53	$364	$(10)
2008	1,077	56	837	(25)
2009	1,129	60	824	(28)
2010	1,148	63	821	(31)
2011	1,145	68	769	(33)
2012-2016	5,635	417	3,985	(231)

Delphi’s annual measurement date for the U.S., France, Luxembourg, Mexico and Portugal pension plans and other postretirement life insurance benefits is December 31 and for the UK and Germany pension plans and other postretirement health benefits is September 30. For postretirement plan measurement purposes, Delphi assumed an average 10% initial annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease on a gradual basis through 2011, to the ultimate weighted-average trend rate of 5%.

Effective March 1, 2005, Delphi amended its health care benefits plan for salaried retirees. Under this plan amendment effective January 1, 2007, the Company reduced its obligations to current salaried active employees, all current salaried retirees and surviving spouses who are retired and are eligible for Medicare coverage. Based on a March 1, 2005 remeasurement date, the impact of this amendment was a decrease in the postretirement liability of $0.8 billion and a decrease in 2005 expense of $72 million. As SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” requires a one-quarter lag from the remeasurement date before applying the effects of the plan amendment, income statement recognition of the plan amendment began in June, 2005.

As required by U.S. GAAP, Delphi’s postretirement expense for 2007 is determined at the 2006 measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s postretirement obligations and expense to changes in assumptions:

	Impact on	Impact on
	Postretirement	Postretirement
Change in Assumption	Expense	Benefit Obligation

25 bp decrease in discount rate	+$ 15 - 25 Million	+$ 0.25 - 0.3 Billion
25 bp increase in discount rate	−$ 15 - 25 Million	−$ 0.25 - 0.3 Billion

For analytical purposes only, the following table presents the impact that changes in the Company’s health care trend rate would have on its postretirement liability and postretirement service and interest cost (in millions):

	Impact on Service &	Impact on Postretirement
% Change	Interest Cost	Benefit Obligation

+1%	$116	$1,102
−1%	$(89)	$(923)

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the postretirement plan design and no major restructuring programs.

Delphi also sponsors defined contribution plans for certain U.S. hourly and salaried employees. Delphi’s expense related to the contributions for these plans was $8 million, $9 million and $25 million for 2006, 2005 and 2004, respectively. The decrease in the expense in 2005 from 2004 was due to the termination of matching contributions by the Company for the salaried savings plans.

18. COMMITMENTS AND CONTINGENCIES

Regulatory Actions and Other Matters

As previously disclosed, Delphi has been the subject of an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”) involving Delphi’s accounting for and the adequacy of disclosures for a number of transactions dating from Delphi’s separation from GM in 1999 (the “Separation”). On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. The SEC did not impose civil monetary penalties against Delphi. On December 11, 2006 the Court entered an order approving Delphi’s settlement with the SEC. The SEC’s investigation continues as to certain individuals previously employed by Delphi. As previously disclosed, the Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government in providing relevant information with respect to these matters.

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

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Company’s Chapter 11 Filings, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006, the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion. On February 15, 2007, the Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act (PSLRA) of 1995 allowing the plaintiffs to obtain certain discovery from the defendants.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005, of the

Debtors’ petitions for reorganization relief under chapter 11 of the U.S. Bankruptcy Code, all the derivative cases were administratively closed.

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

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi recorded a reserve in the amount of the deductible and net of related payments has an $8 million liability recorded as of December 31, 2006. The Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Delphi’s insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

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

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual report on Form 10-K.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi continues to believe that a reasonable outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate its overall environmental reserves as the investigation proceeds.

As of December 31, 2006 and December 31, 2005, Delphi’s reserve for environmental investigation and remediation was approximately $118 million and $51 million, respectively, including approximately $3 million within liabilities subject to compromise at December 31, 2006 and December 31, 2005. The amounts recorded take into account fact that GM retained the environmental liability for certain inactive sites as part of the Separation. The increase in reserve levels at December 31, 2006, as compared to December 31, 2005, reflects the results of environmental investigations completed during 2006. Delphi’s transformation plan contemplates significant restructuring activity in the U.S., including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed Delphi to further update its estimate of required remediation for previously identified conditions requiring an adjustment to its environmental reserve of approximately $70 million in 2006. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent Delphi’s best estimate of the cost to complete such actions. Delphi believes that its December 31, 2006 accruals will be adequate to cover the estimated liability for its exposure in respect to such matters and that these costs will be incurred over the next 20 years. However, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations and financial condition could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2006, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $115 million.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases).

With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with the Separation, Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount thereof. On May 3, 2006, GM notified Delphi and its unsecured creditors committee that GM was seeking to exercise set off rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi disputes the amount of GM’s claims and therefore its right to set off amounts against future payments. In July 2006, the parties agreed to submit the dispute to binding arbitration in accordance with the Court’s final order approving the Company’s DIP credit facility. The binding arbitration is scheduled for May 2007.

During the third quarter of 2006, Delphi began experiencing quality issues regarding parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the customer most affected by the issue as well as the affiliated supplier to determine if any portion of the liability is recoverable.

Patent license negotiations are ongoing with Denso in connection with variable valve timing technology. Delphi expects that these negotiations will be concluded on commercially reasonable terms and in accordance with ordinary industry practices such that resolution of this matter will not have a material impact on Delphi’s financial position. However, Delphi can give no assurances that those negotiations will be successful.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of Delphi that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

Operating Leases

Rental expense totaled $162 million, $184 million and $192 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Delphi had minimum lease commitments under noncancelable operating leases totaling $416 million, which become due as follows:

Minimum Future Operating
Year	Lease Commitments
(in millions)

2007	$112
2008	90
2009	61
2010	47
2011	43
Thereafter	63

Total	$416

Concentrations of Risk

The Company’s business is labor intensive and utilizes a large number of unionized employees. A strike or other form of significant work disruption by the unions would likely have an adverse effect on the Company’s ability to operate its business. The majority of Delphi’s U.S. hourly workforce is represented by two unions, the UAW (approximately 86%) and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”) (approximately 9%). The Delphi-UAW National Labor Agreement and the Delphi-IUE-CWA National Labor Agreement expire in September 2007 and November 2007, respectively.

19. OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Interest income	$51	$43	$24
Other, net	(13)	7	(32)

Other income (expense), net	$38	$50	$(8)

20. SHARE-BASED COMPENSATION

Delphi’s share-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SAR”). The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. This method does not require prior period amounts to be restated to reflect the adoption of SFAS No. 123(R). SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In conjunction with the adoption of SFAS No. 123(R), the Company evaluated the impact of a change in its prior accounting for forfeitures for restricted stock units. SFAS No. 123(R) requires the Company to estimate forfeitures at the grant date, while prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The adjustment is a benefit of $3 million (there is no income tax effect due to the fact Delphi has a full valuation allowance for all of its U.S. net deferred tax assets) and has been presented separately as a cumulative effect of change in accounting principle in the financial statements. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). As a result of the adoption of SFAS No. 123(R), approximately $9 million of compensation cost was recognized during 2006 for stock options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during 2004 and 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted, accordingly, no compensation expense was recognized in 2005 for stock options. If Delphi accounted for all share-based compensation using the fair value recognition provisions of SFAS No. 123(R) and related amendments prior to December 31, 2005, its net loss and basic and diluted loss per share would have been as follows:

	Year Ended December 31,
	2005	2004
	(in millions, except per share amounts)

Net loss, as reported	$(2,357)	$(4,818)
Add: Stock-based compensation expense recognized, net of related tax effects	24	11
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37)	(23)

Pro forma net loss	$(2,370)	$(4,830)

Loss per share:
Basic and diluted — as reported	$(4.21)	$(8.59)

Basic and diluted — pro forma	$(4.23)	$(8.61)

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

Delphi has no intention during bankruptcy to deliver approximately 22 million shares of stock for future grants under its Long Term Incentive Plan (“LTIP”). As a result, as of December 31, 2005, there were no shares available for future grants of options or restricted stock units. In addition, to date, Delphi has not issued common stock for any option that was granted but unvested at the time of the Chapter 11 Filings that subsequently vested. However, as events occur in connection with the reorganization cases, including in connection with the Plan Framework Support Agreement and the Equity Purchase and Commitment Agreement described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, Delphi may in the future consider delivering common stock for restricted stock units which vested during prior periods.

A summary of activity for the Company’s stock options is as follows:

	Stock	Weighted Average
	Options (a)	Exercise Price
	(in thousands)

Outstanding as of January 1, 2006	84,565		$13.72
Granted	—	$	N/A
Exercised	—	$	N/A
Forfeited	(8,717)		$14.97

Outstanding as of December 31, 2006	75,848		$13.58

Options exercisable December 31, 2006	73,802		$13.68

(a)	Includes options that were granted and unvested at the time of the Chapter 11 Filings on October 8, 2005. The Company cancelled future grants of stock-based compensation under its long term incentive plan and will not issue any shares of common stock pursuant to previously granted awards that had not vested prior to the commencement of reorganization cases.

The following is a summary of the range of weighted average remaining lives of options outstanding and exercisable as of December 31, 2006:

	Approved by Stockholders
Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$8.43-$10.00	10,440	6.3	$8.43	10,440	$8.43
$10.01-$20.00	45,493	3.9	$13.48	43,447	$13.64
$20.01-$20.64	68	2.0	$20.64	68	$20.64

	56,001		$12.55	53,955	$12.64

	Other Plans
Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$9.55-$10.00	1	1.0	$9.55	1	$9.55
$10.01-$20.00	17,649	2.6	$15.97	17,649	$15.97
$20.01-$24.76	2,197	2.0	$20.64	2,197	$20.64

	19,847		$16.48	19,847	$16.48

Restricted Stock Units

A summary of activity for the Company’s restricted stock units is as follows:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)

Non-vested at January 1, 2006	10,027	$8.68
Vested	(1,249)	$8.68
Forfeited	(722)	$8.65

Non-vested at December 31, 2006	8,056	$8.69

One third of the restricted stock units granted in 2003 vested during the three months ended June 30, 2006. To date, Delphi has not issued common stock associated with restricted stock units granted but unvested at the time of the Chapter 11 Filings that subsequently vested. However, as events occur in connection with the reorganization cases, including in connection with the Plan Framework Support Agreement and the Equity Purchase and Commitment Agreement described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, Delphi may in the future consider delivering common stock for restricted stock units which vested during prior periods. The total fair value of restricted stock units vested, including those that vested and were not delivered, through retirement during 2005 was approximately $11 million. As of December 31, 2006, there was approximately $29 million of unrecognized compensation cost related to non-vested restricted stock units, which will be recognized over a weighted average period of 3.6 years.

21. SEGMENT REPORTING

Effective July 1, 2006, Delphi realigned its business operations to focus its product portfolio on core technologies for which Delphi believes it has significant competitive and technological advantages. Delphi’s revised operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as two additional segments, Steering and Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, and power electronics, as well as advanced development of software and silicon.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Steering, which includes steering, halfshaft and column technology.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

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

The accounting policies of the segments are the same as those described in Note 1. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices.

Certain segment assets, primarily within the Electronics and Safety segment, are utilized for operations of other core segments. Income and expense related to operation of those assets, including depreciation, are allocated to and included within the measures of segment profit or loss of the core segment that sells the related product to the third parties.

Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2006, 2005, and 2004 as well as balance sheet data for the periods ended December 31, 2006, 2005 and 2004. The 2005 and 2004 data has been reclassified to conform to the current segment alignment.

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
2006:	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

Net sales to GM and affiliates	$1,423	$1,430	$1,667	$1,772	$1,596	$3,139	$609	$11,636
Net sales to other customers	3,249	842	3,220	3,420	866	2,088	1,071	14,756
Inter-segment net sales	227	115	331	173	130	408	(1,384)	—

Total net sales	$4,899	$2,387	$5,218	$5,365	$2,592	$5,635	$296	$26,392

Depreciation & Amortization	$266	$66	$255	$175	$98	$136	$83	$1,079
Long-lived asset impairment charges	$4	$11	$12	$1	$26	$161	$—	$215
Goodwill impairment charges	$—	$—	$—	$—	$—	$—	$—	$—
Operating (loss) income (b)	$197	$(236)	$(240)	$(267)	$(356)	$(1,168)	$(2,788)	$(4,858)
Equity income	$6	$(11)	$10	$18	$6	$19	$(1)	$47
Minority Interest	$(6)	$9	$(28)	$(17)	$(2)	$(1)	$8	$(37)

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
2005:	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

Net sales to GM and affiliates	$1,634	$1,519	$1,924	$1,910	$1,637	$3,426	$810	$12,860
Net sales to other customers	3,207	717	2,976	3,195	850	1,771	1,371	14,087
Inter-segment net sales	279	105	410	205	125	495	(1,619)	—

Total net sales	$5,120	$2,341	$5,310	$5,310	$2,612	$5,692	$562	$26,947

Depreciation & Amortization	$285	$87	$266	$157	$113	$164	$78	$1,150
Long-lived asset impairment charges	$5	$23	$9	$35	$34	$127	$—	$233
Goodwill impairment charges	$—	$—	$368	$—	$—	$22	$—	$390
Operating (loss) income (c)	$177	$(146)	$(558)	$127	$(374)	$(1,374)	$(23)	$(2,171)
Equity income	$3	$13	$20	$16	$5	$13	$1	$71
Minority Interest	$(3)	$7	$(21)	$(7)	$(2)	$(2)	$4	$(24)

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
2004:	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

Net sales to GM and affiliates	$2,128	$1,569	$2,521	$2,158	$1,977	$4,087	$977	$15,417
Net sales to other customers	2,819	666	3,119	3,158	813	1,406	1,224	13,205
Inter-segment net sales	375	117	499	204	106	641	(1,942)	—

Total net sales	$5,322	$2,352	$6,139	$5,520	$2,896	$6,134	$259	$28,622

Depreciation & Amortization	$254	$78	$251	$177	$125	$195	$64	$1,144
Long-lived asset impairment charges	$3	$—	$2	$11	$2	$308	$—	$326
Goodwill impairment charges	$—	$30	$—	$—	$16	$—	$—	$46
Operating (loss) income (d)	$325	$(76)	$170	$269	$(134)	$(1,081)	$45	$(482)
Equity income	$2	$12	$44	$19	$4	$2	$3	$86
Minority Interest	$(2)	$(2)	$(21)	$(16)	$(2)	$(5)	$9	$(39)

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
Balance as of:	and Safety	Systems	Systems	Architecture	Steering	Group	and Other(a)	Total
	(in millions)

December 31, 2006
Investment in affiliates	$46	$76	$54	$163	$9	$62	$7	$417
Goodwill	$143	$—	$—	$161	$—	$—	$74	$378
Capital expenditures	$181	$25	$158	$182	$85	$65	$25	$721
Segment assets	$3,664	$1,163	$3,677	$3,822	$1,276	$1,975	$(185)	$15,392
December 31, 2005
Investment in affiliates	$35	$113	$45	$150	$2	$55	$18	$418
Goodwill	$125	$—	$—	$167	$—	$—	$71	$363
Capital expenditures	$282	$37	$227	$206	$109	$180	$142	$1,183
Segment assets	$3,449	$1,229	$3,347	$3,494	$1,132	$2,192	$2,180	$17,023
December 31, 2004
Investment in affiliates	$52	$123	$110	$143	$(2)	$52	$18	$496
Goodwill	$143	$30	$397	$160	$16	$24	$28	$798
Capital expenditures	$249	$70	$224	$148	$66	$157	$53	$967
Segment assets	$3,654	$1,252	$3,914	$3,665	$1,102	$2,663	$309	$16,559

(a)	Corporate and Other includes the elimination of inter-segment transactions and charges related to U.S. employee special attrition programs in the amount of $2,955 million (Refer to Note 16. U.S. Employee Special Attrition Program). Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

(b)	Includes charges recorded in 2006 related to long-lived asset impairments and costs associated with employee termination benefits and other exit costs with $22 million for Electronics & Safety, $84 million for Thermal Systems, $69 million for Powertrain Systems, $83 million for Electrical/Electronic Architecture, $50 million for Steering, $195 million for Automotive Holdings Group and $11 million for Corporate and Other.

(c)	Includes charges recorded in 2005 related to long-lived asset and goodwill impairments, contractual costs of other than temporarily idled employees and costs associated with employee termination benefits and other exit costs with $19 million for Electronics & Safety, $40 million for Thermal Systems, $412 million for Powertrain Systems, $98 million for Electrical/Electronic Architecture, $38 million for Steering, $270 million for Automotive Holdings Group and $9 million for Corporate and Other.

(d)	Includes charges recorded in 2004 related to long-lived asset and goodwill impairments and other charges with $19 million for Electronics & Safety, $41 million for Thermal Systems, $38 million for Powertrain

Systems, $71 million for Electrical/Electronic Architecture, $31 million for Steering, $476 million for Automotive Holdings Group and $10 million for Corporate and Other.

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,
	2006				2005				2004
	Net Sales				Net Sales				Net Sales
		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property

North America	$10,165	$6,754	$16,919	$2,498	$11,445	$6,827	$18,272	$2,999	$13,724	$5,909	$19,633	$3,439
Europe, Middle East, & Africa	1,010	5,812	6,822	1,642	967	5,733	6,700	1,607	1,286	6,020	7,306	1,998
Asia Pacific	82	1,838	1,920	408	90	1,213	1,303	363	97	1,001	1,098	376
South America	379	352	731	147	358	314	672	139	310	275	585	133

Total	$11,636	$14,756	$26,392	$4,695	$12,860	$14,087	$26,947	$5,108	$15,417	$13,205	$28,622	$5,946

22. FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

Delphi’s financial instruments include its Amended DIP Credit Facility, prepetition Revolving Credit Facility, prepetition Term Loan, unsecured notes, junior subordinated notes, and other financing instruments. The fair value of these financial instruments is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price. As of December 31, 2006 and 2005, the total of these financial instruments was recorded at $5.2 billion and $5.3 billion, respectively, and had estimated fair values of $5.5 billion and $4.0 billion, respectively. For all other financial instruments recorded at December 31, 2006 and 2005, fair value approximates book value.

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

Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to risk management policies. Designation is performed on a transaction basis to support hedge accounting for most transactions. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. Delphi does not hold or issue derivative financial instruments for trading purposes.

Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of its operating units. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the British pound, Chinese yuan (renminbi), Euro, Mexican peso, and Polish zloty. Delphi primarily utilizes forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.

Delphi has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted inventory purchases. Delphi primarily utilizes swaps with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases.

Delphi did not have any interest rate instruments outstanding at December 31, 2006 or 2005.

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
	(in millions)

Current assets	$73	$5
Non-current assets	3	2

Total assets	$76	$7

Current liabilities	$61	$8
Non-current liabilities	—	—

Total liabilities	$61	$8

The fair value of financial instruments recorded as assets increased from December 31, 2005 to December 31, 2006 primarily due to favorable forward rates Mexican peso forward contracts. The fair value of financial instruments recorded as liabilities increased from December 31, 2005 to December 31, 2006 primarily due to Euro foreign currency hedges put in place at unfavorable rates, unfavorable secondary aluminum forward contracts, and unfavorable natural gas forward contracts.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of December 31, 2006, were $56 million pre-tax. Of this pre-tax total, a gain of approximately $55 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $2 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Net gains of $12 million after tax and pre-tax and $86 million after-tax ($91 million pre-tax) were included in OCI as of December 31, 2005 and 2004, respectively. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was $7 million for the year ended December 31, 2006 and was not significant for the year ended December 31, 2005. The amount included in cost of sales related to the time value of options was not significant in 2006, 2005, and 2004. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was $14 million in 2006.

23. SUBSEQUENT EVENTS

Events have occurred subsequent to December 31, 2006 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. These events are listed below.

Plan Framework Support Agreement and Equity Purchase and Commitment Agreement

On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and on January 18, 2007 an amendment and supplement thereto (collectively, the “PSA”) with Cerberus, Appaloosa, Harbinger, Merrill, UBS and GM, which outlines a framework plan of reorganization. On January 12, 2007, the Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept the investment proposal from the Plan Investors under the terms the EPCA which Delphi entered into on January 18, 2007, as more fully described in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

Replacement Postpetition Financing

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing and on January 9, 2007, Delphi entered into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders, as more fully described in Note 14. Debt.

Manufacturing Facility Closure

In February 2007, Delphi’s Spanish subsidiary announced the planned closure of a chassis and steering products manufacturing facility in Cadiz, Spain. The facility has approximately 1,600 employees. Delphi’s Spanish subsidiary is exploring all strategic options to contain the costs associated with such closure. Delphi has not recognized any significant amounts related to this planned closure as of year end. However, based on the February 2007 announcement Delphi could incur costs for closure based upon the outcome of negotiations with the unions representing the affected employees.

24.	QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	March 31,	June 30,		Sept. 30,		Dec. 31,		Total
	(in millions, except per share amounts)

2006
Net sales	$6,973	$6,995		$6,008		$6,416		$26,392
Cost of sales	6,559	6,543		6,083		6,231		25,416

Gross profit (loss)	$414	$452		$(75)		$185		$976

Operating loss	$(232)	$(2,112	)(1)	$(1,787	)(2)	$(727	)(3)	$(4,858	)(1)(2)(3)
Loss before cumulative effect of accounting change	$(366)	$(2,275	)(1)	$(1,973	)(2)	$(853	)(3)	$(5,467	)(1)(2)(3)
Cumulative effect of accounting change	3	—		—		—		3

Net loss	$(363)	$(2,275	)(1)	$(1,973	)(2)	$(853	)(3)	$(5,464	)(1)(2)(3)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.66)	$(4.05)		$(3.51)		$(1.52)		$(9.74)
Cumulative effect of accounting change	0.01	—		—		—		0.01

Basic and diluted loss per share	$(0.65)	$(4.05)		$(3.51)		$(1.52)		$(9.73)

Cash dividends declared per share	$0.000	$0.000		$0.000		$0.000		$0.000

Common stock price
High	$1.02	$1.99		$1.88		$3.92		$3.92
Low	$0.03	$0.60		$1.07		$1.35		$0.03
2005
Net sales	$6,862	$7,023		$6,283		$6,779		$26,947
Cost of sales	6,500	6,606		6,221		6,374		25,701

Gross profit	$362	$417		$62		$405		$1,246

Operating loss	$(324)	$(284)		$(693	)(4)	$(870	)(5)	$(2,171	)(4)(5)
Loss before cumulative effect of accounting change	$(403)	$(338)		$(788	)(4)	$(811	)(5)	$(2,340	)(4)(5)
Cumulative effect of accounting change	—	—		—		(17)		(17)

Net loss	$(403)	$(338)		$(788	)(4)	$(828	)(5)	$(2,357	)(4)(5)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.73)	$(0.60)		$(1.40)		$(1.45)		$(4.18)
Cumulative effect of accounting change	—	—		—		(0.03)		(0.03)

Basic and diluted loss per share	$(0.73)	$(0.60)		$(1.40)		$(1.48)		$(4.21)

Cash dividends declared per share	$0.030	$0.015		$0.000		$0.000		$0.045

Common stock price
High	$9.07	$5.40		$6.68		$2.99		$9.07
Low	$4.15	$3.20		$2.42		$0.23		$0.23

(1)	Includes U.S. employee special attrition program charges of $1,905 million recorded in the second quarter 2006.

(2)	Includes U.S. employee special attrition program charges of $1,043 million and long-lived asset impairment charges of $15 million pre-tax in the third quarter 2006.

(3)	Includes U.S. employee special attrition program charges of $7 million and long-lived asset impairment charges of $200 million pre-tax recorded in the fourth quarter 2006.

(4)	Includes long-lived asset impairment charges of $40 million pre-tax recorded in the third quarter 2005.

(5)	Includes long-lived asset impairment charges of $193 million pre-tax, goodwill impairment charges of $390 million pre-tax and $6 million pre-tax of impairments related to intangible assets (included in depreciation and amortization expense) recorded in the fourth quarter 2005.

DELPHI CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(in millions)

December 31, 2006:
Allowance for doubtful accounts	$129	$66	$—	$(43)	$152
Tax Valuation Allowance	$5,891	$2,609	$—	$(29)	$8,471

December 31, 2005:
Allowance for doubtful accounts	$91	$72	$—	$(34)	$129
Tax Valuation Allowance	$4,947	$981	$—	$(37)	$5,891

December 31, 2004:
Allowance for doubtful accounts	$92	$57	$(3)	$(55)	$91
Tax Valuation Allowance	$206	$4,762	$—	$(21)	$4,947

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our financial reporting process includes extensive procedures we undertake so that our published financial statements are presented in accordance with U.S. GAAP, notwithstanding the material weaknesses in internal controls over financial reporting and the resultant ineffectiveness of our disclosure controls and procedures. Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year, and specifically considered the material weaknesses identified and reported in connection with its 2005 assessment.

Changes in Internal Controls Resulting from Remediation Activities

During our 2005 assessment of internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, we identified nine material weaknesses. Our 2006 assessment specifically considered the results of our 2005 assessment and indicated that we remediated the following material weaknesses. Below we have listed the status of each of the nine material weaknesses identified in 2005, based on our 2006 assessment of internal controls over financial reporting.

Remediated:
	2005 Material Weakness/Element	Yes/No

•	Control Environment — We did not maintain a control environment that fully emphasized the establishment of or adherence to appropriate internal control for certain aspects of the Company’s operations. Principal contributing factors included (i) an insufficient number of or inappropriate depth of experience in the application of U.S. GAAP for its accounting and finance personnel, (ii) the inadequate establishment and maintenance of an effective anti-fraud program, (iii) inadequate documentation of authorization to make changes to payroll data and (iv) inadequate controls over records of employee and retiree demographic information used in determining retirement benefits liabilities.	Yes
•	Risk Assessment — We did not perform a formalized, company-wide risk assessment to evaluate the implications of relevant risks on financial reporting.	Yes
•	Contract Administration — We failed to design and implement controls over the contract administration process to provide reasonable assurance that significant contracts are adequately analyzed to determine the accounting implications, or to capture, analyze, and record the accounting impact of amendments to existing contracts.	No
•	Account Reconciliations — Our controls over account reconciliations did not operate effectively. Specifically, controls over the preparation, review and monitoring of account reconciliations of balance sheet accounts to ensure that account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner.	Yes
•	Journal Entries — Our controls over journal entries did not operate effectively. Specifically, controls surrounding the preparation, independent review, and authorization of journal entries to ensure that entries were accurate and supported by appropriate underlying documentation.	Yes

Remediated:
	2005 Material Weakness/Element	Yes/No

•	Inventory Accounting — Our controls over inventory accounting did not operate effectively. Specifically, controls to determine that (i) consignment inventories (including buy/sell relationships) and pay-on consumption inventories were reconciled on a timely basis; (ii) adjustments to inventory costs or quantities related to annual physical inventories, cycle counts, and negative inventory are made in the appropriate period; (iii) the receipt of raw materials, finished goods returned by customers and finished goods received from production are recorded in the appropriate period; and (iv) the calculation of excess and obsolete inventory reserves are performed accurately and adjustments recorded on a timely basis.	No
•	Fixed Assets Accounting — Our controls over fixed asset accounting did not operate effectively. Specifically, controls over (i) the proper classification and approval of capitalized maintenance; (ii) the proper and timely transfer of construction-work-in-progress tooling to the fixed assets ledger; (iii) the proper amortization of tooling assets pursuant to corporate guidelines; and (iv) the proper approval and timely recording of disposals and transfers related to fixed assets and special tools.	No
•	Income Tax Accounting — Our controls over income tax accounting and disclosure did not operate effectively. Specifically, controls over the preparation and review of supporting calculations, analyses and disclosures related to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” that provide reasonable assurance that the account balances and disclosures were accurate and supported by appropriate underlying documentation.	Yes
•	Temporary Cash Disbursements Process — Our controls over temporary cash disbursements process accounting did not operate effectively. Specifically, controls over a temporary cash disbursements process implemented following the Company’s chapter 11 filing related to (i) unintended over-payments, and (ii) the timely accounting of those payments.	Yes

During 2006, management made progress in enhancing the Company’s control environment through improving the consistency of the operating effectiveness of existing internal controls and by implementing the following control activities:

•	Implementation of Key Monitoring Controls. Each operating segment implemented a series of key monitoring controls. These key controls focus on significant aspects of the financial statement closing process and include global income statement and balance sheet variance analysis including analytical performance monitoring and judgmental reserve analyses. In addition, the key monitoring controls require the finance staff at each operating segment to monitor the performance of significant transaction-level internal controls including reconciliations of material accounts balances and review and approval of material journal entries on a monthly basis. Corporate personnel review the operating segments’ execution of these monitoring controls at quarterly post-close meetings with the Chief Accounting Officer (CAO) and CFO. The CAO’s staff also holds periodic meetings with finance staff at each of the Company’s segments to review accounting and reporting issues pertinent to the operating segment and to the Company as a whole.

•	Further Training on Updated Accounting Policies. The CAO’s staff updated and issued the Company’s accounting policies in the third quarter of 2005 and trained global finance and accounting staff on those policies in the fourth quarter of 2005 and in 2006. Additional training and policy guidance was provided by the CAO’s staff to the global finance and accounting staff on account reconciliations, journal entry review and approval, and inventory accounting policies to support specific remediation efforts in these areas. The CAO’s staff accounting policy training further emphasized the Company’s policy regarding capitalized maintenance and the proper application of that policy was discussed in quarterly meetings to reinforce the proper accounting treatment of large maintenance projects. The Company will continue to hold accounting policy training courses.

•	Additional Hiring of Personnel with Experience in the Application of U.S. GAAP. The Company has added qualified and experienced certified public accountants, or staff with equivalent certifications, on a global basis.

•	Deployment of an Enterprise-Risk-Based Assessment and Enhancements of Internal Audit Staff. The Company’s Internal Audit Services (IAS) staff revised the Company’s anti-fraud program by deploying and reviewing enterprise risk management assessments; continuing to enhance coordination, review and resolution of ethics hotline calls and security risks; including fraud risk considerations into IAS audit engagements; implementing a forensic audit staff; and enhancing the Company’s conflict of interest survey. The enterprise-risk-based assessment included a survey of 73 of the Company’s top executives representing all of the Company’s reporting segments, regions and corporate headquarters. The results were compiled and analyzed by IAS and reviewed by senior management, the Company’s external auditors and the Audit Committee and incorporated into both IAS and Sarbanes-Oxley compliance audits prior to year-end and for 2007. IAS will repeat the assessment on an annual basis and use the results to refine the internal audit plan and Sarbanes-Oxley compliance testing.

•	Implementation of Global and Regional Compliance Program. The General Counsel and Chief Compliance Officer (CCO) established a corporate Compliance Review Board (CRB) and regional CRB’s to review elements of the Company’s compliance efforts, including those related to the prevention and detection of fraud. The CRB’s are charged with the responsibility to assist the CCO in developing the Company’s legal compliance, anti-fraud, risk and ethics programs, communicating those programs throughout the Company and developing appropriate training materials, implementing and monitoring those programs and investigating and reacting to compliance and ethics failures. The Company has commenced integrity training for all its salaried workforce, which it estimates will be completed by the end of 2007.

•	Implementation of Payroll Data Controls. The Company’s human resource staff re-designed quarterly monitoring controls and processes around authorization and review of payroll data changes, including enhanced authorization requirements for significant transactions. The enhanced controls and procedures were implemented globally.

•	Global Deployment of Inventory Accounting Checklist and Training. During the third and fourth quarters of 2006, the Company developed and deployed to global operations and finance staffs training and a checklist emphasizing the Company’s inventory accounting policies and additional procedures to ensure that period-end reserves were complete and accurate.

•	Global Deployment of Deferred Tax Accounting Tool. Beginning in 2005, management developed and deployed a spreadsheet-based deferred tax accounting control tool. Finance and tax staffs at each of the Company’s foreign subsidiaries were trained in using the tool both in 2005 and 2006. Management’s 2006 assessment identified no material exceptions in the proper use and implementation of the deferred tax accounting control tool. Additionally, during the third quarter of 2006, the Company hired a Director of Tax Accounting to oversee the proper application of U.S. GAAP as it relates to income taxes. As part of his responsibilities, the Director of Tax Accounting will continue to monitor the use of the deferred tax accounting control tool, ensure the tool remains current with any changes in applicable rules and regulations and provide continued support and training in the regions to ensure consistent application.

In addition to the changes in internal controls described above, the Company discontinued the temporary cash disbursements process implemented following its Chapter 11 filing and reinforced compliance with the Company’s internal controls and accounting policies over disbursements.

Management’s 2006 assessment identified the following material weaknesses as of December 31, 2006:

•	Contract Administration — We failed to design and implement adequate policies and controls over the contract administration process in the areas of customer contracts and commercial arrangements to provide reasonable assurance that material contracts are adequately analyzed to determine the accounting implications, or to capture, analyze, and record the accounting impact of amendments to such contracts. As a result, it is possible that material misstatements related to accounts receivable, accounts payable, revenues, cost of goods sold, or selling, general and administrative and related disclosures could occur and not be prevented or detected.

•	Inventory Accounting Adjustments — Our controls over inventory did not operate effectively at the North American operations of one of our operating segments. Specifically, controls (1) to determine that adjustments to inventory costs or quantities related to annual physical inventories are made in the appropriate period and (2) to timely capture, analyze and record inventory manufacturing variances that may arise between standard and actual manufacturing cost did not operate with sufficient timeliness and precision to enable recognition of material adjustments to inventory balances in the proper period. As a result, it is possible that material misstatements related to the carrying value of inventories, cost of goods sold and related disclosures could occur and not be prevented or detected.

•	Fixed Assets and Special Tools Accounting — Our controls over fixed assets and special tools accounting did not operate effectively. Specifically, controls over (1) the accumulation of appropriate costs and timely transfer of completed construction-work-in-progress and tooling projects to the fixed assets and special tools subsidiary ledgers and related accounts; (2) the proper amortization of special tools pursuant to U.S. GAAP and corporate guidelines; and (3) the timely recording of disposals and interplant transfers related to fixed assets and special tools, did not operate effectively. As a result, it is possible that material misstatements related to fixed assets, depreciation and amortization expense and related disclosures could occur and not be prevented or detected.

•	Demographic Data — We did not maintain adequate controls over records of employee and retiree demographic information used in determining certain employee benefits liabilities. As a result, it is possible that material misstatements related to pension and other postemployment benefits liabilities, related costs and relevant disclosures could occur and not be prevented or detected.

Ongoing Remediation Activities

We continue to implement remediation plans to address the material weaknesses outstanding at
December 31, 2006 throughout 2007. Specifically, we are:

•	Finalizing a formal contract administration policy and standardized review process, with the intent of deploying the policy and global training during 2007.

•	Implementing a perpetual inventory system as part of our deployment of an enterprise software solution at our Electrical/Electronic Architecture segment’s North American operations lacking an integrated inventory accounting system.

•	Implementing transactional level and monitoring level controls over the accounting for our fixed asset construction-work-in-process and special tools accounting processes and providing additional training regarding Company accounting policies with respect to fixed assets and special tools.

•	During the third and fourth quarters of 2006, the Company designed and implemented controls over employee and retiree demographic data used to ensure that employee benefit liabilities were complete and accurate. These controls included review and reconciliation of census data used in the actuarial valuations of our pension and post-retirement benefits plans. The Company will continue to monitor and evaluate the operating effectiveness of these controls.

Other Changes in Internal Control over Financial Reporting

As presented in “Note 2 Transformation Plan and Chapter 11 Bankruptcy” to the consolidated financial statements, and because of the inherent nature of the chapter 11 reorganization process and the execution of the transformation plan, along with the changing of business processes and organizational structures to streamline operations, reduce administrative burden and costs, and resolve our legacy liabilities as we seek to transform our business, our control environment will change and we must continuously adapt our control framework. As new processes are implemented and existing ones change, additional risks may arise that are not currently contemplated by our existing internal control framework. Although management will continue to monitor the chapter 11 restructuring process and the execution of the transformation plan for control activities outside its normal control framework and seek to adapt its control framework to newly identified risks, we cannot assure we will be successful in identifying and addressing such risks in a timely manner.

We continue the deployment of SAP’s enterprise software solution to replace legacy software systems in our businesses at various global locations. We expect this deployment will continue through 2007 and beyond.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names, ages and other positions with Delphi Corporation (“Delphi” or the “Company”), if any, as of February 27, 2007 of each director are listed below.

Name	Age	Position	Term

Robert S. Miller	65	Executive Chairman	Since 2005
Rodney O’Neal	53	President & CEO	Since 2005
Oscar de Paula Bernardes Neto	60	Director	Since 1999
Robert H. Brust	63	Director	Since 2001
John D. Englar	60	Director	Since 2006
David N. Farr	52	Director	Since 2002
Raymond J. Milchovich	57	Director	Since 2005
Craig G. Naylor	58	Director	Since 2005
John D. Opie	69	Director	Since 1999
John H. Walker	49	Director	Since 2005
Martin E. Welch	58	Director	Since 2006

Mr. Miller was named executive chairman of Delphi Corporation effective January 2007, when Rodney O’Neal was named president and chief executive officer. Mr. Miller served as chairman and chief executive officer of Delphi Corporation effective July 2005. Prior to joining Delphi, Mr. Miller had been non-executive chairman of Federal-Mogul Corporation, a global automotive component supplier, from January 2004 until June 2005. Mr. Miller served in various positions with Federal-Mogul since 1993, including a previous term as non-executive chairman from January to October 2001, and three times in a transitional role as chief executive officer in 1996, again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation, a steel manufacturing company.
Other Directorships: United Airlines Corporation and Symantec Corporation.

Mr. O’Neal was named president and chief executive officer of Delphi Corporation effective January 2007. He was president and chief operating officer of Delphi Corporation from January 2005. Prior to that position, Mr. O’Neal served as president of Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000.
Other Directorships: Goodyear Tire & Rubber Company.

Mr. Bernardes is the senior partner of LID Group and of Integra Associados Assessoria e Consultoria. He was chief executive officer of Bunge International from 1996 to 1999. Before joining Bunge, Mr. Bernardes was a senior partner with Booz Allen & Hamilton, an international consulting firm. He also has over 15 years of consulting experience, including several projects related to the automotive industry in South America. Mr. Bernardes is currently a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors, and throughout 2005 served as a member of the Audit Committee of Delphi’s Board of Directors. He is also a member of the Advisory Board of Bunge Brasil, Booz Allen & Hamilton do Brasil, Alcoa Brasil and Veirano Associados.
Other Directorships: Metalurgica Gerdau S.A., Gerdau S.A., Johnson Electric Holdings Ltd., Satipel S.A., RBS and Suzano Bahia Sul S.A.

Mr. Brust retired from his position as chief financial officer and executive vice president of Eastman Kodak Company, effective February 2007, having served in that position since January 2000. Prior to joining Eastman Kodak Company, Mr. Brust was senior vice president and chief financial officer of Unisys

Corporation. He joined Unisys Corporation in 1997, where he directed the company’s financial organization, including treasury, control, tax, information systems, mergers and acquisitions, strategy, procurement, and investor relations. He is a member of The Conference Board Council of Financial Executives. Before joining Unisys Corporation, he spent 31 years at General Electric Company in various capacities, including as chief financial officer and controller of its plastics division. Mr. Brust is Chairman of the Audit Committee of Delphi’s Board of Directors.
Other Directorships: Applied Materials, Inc. and WMS Industries

Mr. Englar is an executive in residence for Duke University, Fuqua School of Business, in Durham, North Carolina since January 2004, and The Bryan School of Business of the University of North Carolina, Greensboro, North Carolina since January 2006. Until November 2003, Mr. Englar was senior vice president, corporate development and law with Burlington Industries, Inc. and also served as a Director of Burlington and chaired its Investment Committee. In his 25-year career with Burlington, he held several executive leadership positions including chief financial officer, strategic development officer and general counsel. From 1972 to 1978, he was an attorney with Davis Polk & Wardwell in Paris and New York. He is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors. He is also a member of the Duke CIBER Advisory Council.

Mr. Farr is the chairman, chief executive officer and president of Emerson Electric Co., having been named chief executive officer and president in October 2000 and elected to the additional position of chairman of the Board in September 2004. He joined Emerson in 1981. Mr. Farr is a member of the Business Council and the Civic Progress Group of St. Louis, Missouri. He is also a member of the Municipal Theatre Association of St. Louis and a trustee of the Board of Trustees for the Boy Scouts Greater St. Louis Council. Mr. Farr is Chairman of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
Other Directorships: Emerson Electric Co.

Mr. Milchovich is the chairman of the Board and chief executive officer of Foster Wheeler Ltd., a publicly traded global engineering and construction company serving energy-related markets and served as president, chairman and chief executive officer until January 2007. Mr. Milchovich joined Foster Wheeler Ltd. in 2001. Previously he had been the president and chief executive officer of Kaiser Aluminum Corp. from 1997 and became chairman of the board in 2000. Mr. Milchovich held various management positions with Kaiser Aluminum Corp. after joining the company in 1980. Mr. Milchovich is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
Other Directorships: Foster Wheeler Ltd. and Nucor Corporation

Mr. Naylor recently retired in December 2006 from E.I. du Pont de Nemours and Company, which he served in various capacities since joining in 1970. He most recently served as group vice president, DuPont Electronic & Communication Technologies, and having served in such capacity since March 2004. Prior to that position, Mr. Naylor served as group vice president, Asia Pacific from January 2004, as group vice president DuPont Performance Materials from 2002 to 2004, and as group vice president and general manager, Engineering Polymers, Fluoroproducts and Packaging & Industrial Polymers from 2000 to 2002. Mr. Naylor is Chairman of the Compensation and Executive Development Committee of Delphi’s Board of Directors.

Mr. Opie is the former vice chairman of the Board and executive officer for General Electric Company. He retired from General Electric and General Electric’s Board of Directors in May 2000. He had been associated with General Electric Company since 1961 in numerous management positions, including vice president of the Lexan and Specialty Plastics Divisions, president of the Distribution Equipment Business Division and president of General Electric Company’s Lighting Business from 1986 to 1995. He also is a Life Trustee of Michigan Technological University. Mr. Opie is Lead Independent Director of Delphi’s Board of Directors and throughout 2006 served on the Audit Committee, the Compensation and Executive Development Committee and the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors. He currently serves on the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.

Mr. Walker served as president and chief executive officer of The Boler Company, which operates under the name Hendrickson International, from August 2003 until September 2006. Hendrickson International is a global independent provider of truck and trailer suspensions. From March 2000 to August 2003, he was chief operating officer, president and chief executive officer for Weirton Steel Corp. Mr. Walker was also with the consulting firm McKinsey & Company in the mid 1980s.
Other Directorships: United Airlines Corporation

Mr. Welch is the executive vice president and chief financial officer of United Rentals, Inc., having previously served as its interim chief financial officer from September 2005 until March 2006. Previously, Mr. Welch served as senior vice president and chief financial officer of Oxford Automotive, Inc. from May 2003 to January 2004. Mr. Welch served as director and business advisor to the private equity firm York Management Services from 2002 to 2005. Mr. Welch joined Kmart Corporation as chief financial officer in 1995 and served in that capacity until 2001. Mr. Welch serves on the board of Northern Group Retail Ltd. and he is a member of the Board of Trustees of the University of Detroit Mercy.

EXECUTIVE OFFICERS

The information required by Item 10 regarding executive officers appears as the Supplementary Item in Part I.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Mr. Englar was an officer and director of Burlington Industries, Inc. from 1978 to 2003. Burlington Industries, Inc. commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code in November 2001 and emerged from reorganization proceedings in November 2003.

Mr. Milchovich was the former chairman, president and chief executive officer of Kaiser Aluminum Corporation from December 1999 to October 2001. Kaiser Aluminum Corporation commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code on February 12, 2002.

Mr. Miller served as a director of Federal-Mogul Corporation from 1993 until June 2005, including as non-executive chairman from January 11, 2001 to October 1, 2001, and from January 2004 until June 2005. He also served three times in a transitional role as chief executive officer of Federal-Mogul in 1996, again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation. Bethlehem Steel Corporation and Federal-Mogul Corporation each commenced voluntary petitions under Chapter 11 of the United States Bankruptcy Code on October 15, 2001 and October 1, 2001, respectively.

Mr. Walker was the chief executive officer, president and chief operating officer and a director of Weirton Steel Corporation from January 2001 until August 2003. Weirton Steel Corporation commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code in March 2003.

Mr. Welch was the executive vice president and chief financial officer of Kmart Corporation from 2000 to 2001, and as senior vice president and chief financial officer of Oxford Automotive, Inc. from May 2003 to June 2004. Kmart Corporate commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 22, 2002. Oxford Automotive, Inc. commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code on December 7, 2004.

SECTION 16(b) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of filings, all persons subject to the reporting requirements of Section 16(b) filed the required reports on a timely basis for the fiscal year ended 2006, except as specifically noted below.

In connection with the previously announced realignment of our management structure along product business lines, our Board of Directors identified additional executive officers, and in June each of those newly designated officers filed initial ownership reports on Form 3. We later identified an error in two of those reports and corrected those errors after the due date of the original filings, causing such reports to be deemed untimely filed for purposes of Section 16(b).

CODE OF ETHICS

Delphi has adopted a written code of ethics, “The Delphi Foundation for Excellence, a Guide to Representing Delphi with Integrity,” which is applicable to all Delphi directors, officers and employees, including the Company’s executive chairman, chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). The code of ethics was recently amended and is posted on our website. Delphi intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.delphi.com.

NOMINATION TO BOARD OF DIRECTORS

The Corporate Governance and Public Issues Committee of the Board of Directors considers stockholder suggestions for nominees for directors. There have been no changes in the procedures by which shareholders may recommend nominees to the Board of Directors. However, during the pendency of the Company’s Chapter 11 proceedings, the Company has not held an annual meeting of shareholders to elect directors and does not expect to do so prior to emergence from such proceedings.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Delphi continues to maintain the Audit Committee of the Board of Directors as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange. During 2006, the Audit Committee was initially composed of three individuals, including the Chairman, Robert H. Brust, John D. Opie, ex officio, and John H. Walker, each of whom is independent as that term is used in Section 10A(m)(3) of the Exchange Act. In September 2006, Martin E. Welch, who is also independent within the meaning of Section 10A(m)(3) of the Exchange Act, was named to the Board of Directors and the Audit Committee. The Board of Directors has determined that Mr. Brust is an audit committee financial expert as defined in Section 3(a)(58) of the Exchange Act and the related rules of the Commission. In addition, the Board of Directors has determined that Messrs. Opie, Walker and Welch each have significant experience in reviewing, understanding and evaluating financial statements and is financially literate, as such term has been defined by the listing standards of the New York Stock Exchange. The Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a narrative on Delphi’s compensation for our named executive officers and should be read in conjunction with the compensation tables and related narrative descriptions in this Item 11.

The Compensation and Executive Development Committee (the “Compensation Committee”) of our Board of Directors, in accordance with its written charter, oversees all aspects of Delphi’s director, officer and other executive compensation policies, including executive benefits. The Compensation Committee also approves the individual compensation of the executive officers (including the named executive officers) as well as other members of the Delphi Strategy Board (the “DSB”) and non-DSB officers who are subject to Section 16 of the Securities Exchange Act of 1934. See Part I “Supplementary Item” for a list of Delphi’s executive officers. As discussed below, the Compensation Committee establishes annual and long-term performance goals under Delphi’s incentive compensation plans and oversees an annual review and evaluation of corporate and individual performance of each executive officer, including the chief executive officer and other named executive officers. For the purposes of this discussion the following definitions are provided:

•	Named Executive Officers — the Chief Executive Officer, Chief Financial Officer and three next most highly compensated officers. For a list of Delphi’s named executive officers for 2006, please refer to the individuals identified in the Summary Compensation Table below.

•	Executive Officers — those officers who the Board of Directors determined meet the criteria of Rule 3b-7 to the Securities and Exchange Act of 1934, as amended, because they are either in charge of one of Delphi’s principal business units or perform a key policy making function. For a list of Delphi’s executive officers, see Part I, “Supplementary Item” in this Annual Report on Form 10-K. Any reference to Executive Officers in this Item 11 includes the Named Executive Officers.

•	Delphi Strategy Board (DSB) — Delphi’s officer group (Vice Presidents and above) which includes the Executive Officers as well as the functional and staff heads of various Corporate functions.

•	Non-DSB executives — Approximately 535 global executives who are eligible for compensation under Delphi’s Executive Compensation and Benefit programs.

•	Executives — The combined Delphi Strategy Board and non-DSB executives, approximately 560 executives.

Since Delphi’s inception, the Compensation Committee has retained an independent outside consultant to advise it on compensation and benefits issues. The Compensation Committee has full discretion to retain or terminate the consulting relationship, and to approve the consultant’s fees and terms of engagement. The authority of the Compensation Committee to engage consultants is formally documented in the committee’s written charter, which was adopted in 2002. Since 2005, the Compensation Committee has engaged Watson Wyatt Worldwide to conduct reviews of Delphi’s compensation structure, both for the company as a whole and for the DSB, and to compare the structure with current market trends. Watson Wyatt’s review is discussed in more detail below.

Throughout 2006, Mark R. Weber, in his capacity as Executive Vice President Global Business Services, was the liaison between Delphi’s management and the Compensation Committee. As such, Mr. Weber was responsible for providing management input on proposals and discussions undertaken by the Compensation Committee and its consultant. In addition, Mr. Weber and his staff assist the consultants from Watson Wyatt with the preparation of any analysis or study requested by the Compensation Committee to facilitate the fulfillment of the Compensation Committee’s fiduciary obligations with respect to compensation matters.

Compensation Philosophy and Objectives

The Compensation Committee is committed to providing a total compensation program that supports Delphi’s business and people strategies and balances the interests of Delphi’s stockholders and other stakeholders, including all employees.

Objectives. The Compensation Committee’s overall objectives regarding compensation for the Company’s executives are to:

•	Provide a target total reward opportunity sufficient to attract and retain high-caliber executives who can effectively manage Delphi’s complex, global businesses. In general, this involves a target pay structure that provides competitive total compensation at planned levels of performance and total compensation opportunities above target competitive levels when Delphi achieves performance that exceeds the targeted plan. Market comparisons of the DSB are made to proxy data from a comparable group of large, diversified companies, as well as to manufacturing and auto industry survey data. Market comparisons for non-DSB executives are made to survey data only.

•	Link the majority of each executive’s total compensation opportunity to performance-based incentives, annual financial and strategic goals, and the creation of sustainable stockholder value consistent with Delphi’s long-term strategic goals.

•	Align Delphi executives’ interests with those of its stockholders by making equity-based incentives a core element of our executives’ compensation.

•	Provide significant reward for achievement of superior individual performance, which can result in differentiated compensation among executives with similar levels of responsibilities based on individual performance.

•	Provide flexibility to make other appropriate adjustments in targets and awards in light of the cyclical nature of Delphi’s businesses in recognition of the need to manage for value throughout the business cycle.

Reward Philosophy. The Compensation Committee believes achievements in the following areas should be rewarded, and that the Delphi compensation programs are customized to recognize company and individual performance and contribution toward achieving superior performance against objectives in these areas.

•	Financial — the Compensation Committee focuses on financial goals that it believes are primary indicators of whether the company and its business units are achieving their annual and long-term business strategies and objectives.

•	Customer/Operational — the Compensation Committee evaluates customer-important operating metrics such as quality, delivery, and product launch performance; as well as internal measures of efficiency such as manufacturing, engineering and safety performance.

•	People — the Compensation Committee assesses Delphi’s top executives’ leadership attributes, including development of people, ethical conduct, and development of a diverse global workforce.

Elements of Compensation. Our executive compensation program consists of the following integrated components, which together make up an executive’s total direct compensation

•	Salary — The Compensation Committee seeks to provide executives with salaries commensurate with their responsibilities, tenure, experience, and performance, taking into account the demands of the competitive marketplace.

•	Annual Incentive — Awards under the annual plan provide a direct link between executive compensation and the annual performance of the company with each executive. Each executive receives a fixed award opportunity consistent with competitive data, which varies by level of management responsibilities. The award is earned based first on the company achieving specific financial goals and second on an assessment of the executive’s performance for the performance period. That assessment can result in the award being reduced to zero or increased to a specified maximum of an executive’s target opportunity.

•	Long-term Incentive (LTI) — Awards under the long-term plan align the economic interests of executives and stockholders and are designed to encourage achievement of Delphi’s long-term strategic objectives.

Each DSB executive receives an annual LTI award opportunity, each year, consistent with competitive data, adjusted from time to time for his or her performance, leadership potential, and contribution, as well as changes in such data.

Each non-DSB executive receives a fixed LTI award opportunity consistent with competitive data, with the opportunity varying by level of management responsibility.

In the past, the Compensation Committee has used and expects to continue to use a variety of LTI award vehicles, including stock options, cash or stock-settled stock appreciation rights, restricted stock or units, performance shares or units, and cash awards as it deems appropriate from time to time. During 2006, however, due to the pendancy of our reorganization proceedings, the Compensation Committee did not grant any LTI awards.

•	Employment and Change in Control Agreements — To retain and attract highly-qualified executives and to protect the Company’s interests, the Compensation Committee believes that executive employment agreements are appropriate and that these objectives are achieved by offering each DSB executive a competitive severance benefit in return for the executive’s agreement to confidentiality, non-compete and non-solicitation provisions.

The Compensation Committee also believes that separate change in control (CIC) agreements are an appropriate tool to ensure each DSB executive’s full attention and dedication to stockholders’ interests in the event any CIC is contemplated or occurs, and willingness to remain in his or her position until the completion of the CIC, even if it may mean the loss of his or her position. The agreements do this by generally providing each DSB executive with an enhanced severance benefit in the event a CIC occurs and, within 24 months after the CIC, the executive is either involuntarily or constructively terminated without cause.

•	Retirement Benefits — Executive retirement benefits are an important tool used by the Compensation Committee in achieving overall compensation objectives because they provide a financial security component and promote retention. The Compensation Committee intends for Delphi’s supplemental executive retirement program, as well as the total amount of retirement benefits paid under all applicable retirement programs, including defined benefit programs currently applicable to all salaried employees, to be competitive. The Supplemental Executive Retirement Plan (“SERP) is a nonqualified, non-funded plan which provides for competitive replacement income. If an executive is at least age 62, retires, and has at least ten years of Part B credited service, or ten years of service under Part C, as provided in the Delphi Retirement Program for Salaried Employees (“Delphi SRP”), the executive may also be eligible to receive a nonqualified SERP benefit. Additionally, Delphi’s executives, including named officers, may participate in a supplemental defined contribution plan, the Benefit Equalization Plan (“BEP”), pursuant to which Delphi provides benefits substantially equal to benefits that could not be provided under the Delphi Savings Stock Purchase Plan (the “Delphi S-SPP”) because of limitations under the Internal Revenue Code of 1986, as amended (the “Code”).

•	Perquisites — Perquisites and related benefits are consistent with the Compensation Committee’s overall compensation objectives because they ensure competitiveness at the top executive level. The Compensation Committee, however, believes that any perquisites should be modest, reasonable in terms of cost, and aligned with business needs. Executives, depending on level, may receive some or all of the following perquisites while employed: a company-leased car or car allowance, financial planning services, supplemental life and umbrella liability insurance coverage, and home security systems (certain DSB executives only). These perquisites generally cease upon retirement or separation of the executive.

In summary, our compensation plans are intended to reward executives, including our named executive officers when they have achieved the goals we have set, and to motivate our executives to improve Delphi’s performance and profitability. However, we also believe that a compensation program should allow for a review of individual performance and contribution to Delphi, and therefore our compensation plans allow for appropriate adjustments to compensation based on a review of individual performance as well as the achievement of overall corporate performance objectives.

Performance Management. Each executive’s performance for the year is assessed under Delphi’s performance system. The assessment affects any merit increases in salary, the payment of annual incentive awards, and the amount of any long-term incentive awards, as discussed in more detail in the “Elements of In-Service Compensation” section below. Indicated below is the person, or persons, including the Compensation Committee, responsible for each executive’s performance review:

— CEO — by the Compensation Committee with input from the Board of Directors

— Each DSB Member — by the CEO, subject to the review and approval of the Compensation Committee

—	Non-DSB Executives — by their direct supervisors, subject to the review and approval of the DSB officer to whom such executive ultimately reports. A non-DSB executive also subject to Section 16 of the Securities Exchange Act of 1934 also has his or her compensation reviewed by the Compensation Committee.

The Compensation Committee is developing a compensation philosophy and strategy position paper, pursuant to which it intends to establish a formal framework for the Company’s executive compensation programs after the Company emerges from chapter 11. In addition, the Compensation Committee is designing a competitively benchmarked executive compensation program for the Company on a post-emergence basis, which will set forth its specific recommendations for consideration by the Plan Investors on all material components of executive compensation. The Compensation Committee recognizes that the ultimate design of the executive compensation program for the reorganized Company is subject to review and concurrence of the Plan Investors.

Design of 2006 Compensation Programs

Our current program, described below, is applicable to all executives and is governed by the Bankruptcy Court for executives employed at debtor legal entities.

The design of the compensation program during bankruptcy was built on four fundamental premises:

•	Align executive incentives with the interests of the company’s stakeholders, while recognizing that existing equity based incentive award programs are not an appropriate vehicle during reorganization proceedings;

•	Provide competitive pay opportunities to the executives;

•	Maintain the total cost of any compensation program in line with peer companies as well as benchmarked companies who have filed bankruptcy; and

•	Provide incentive-based compensation to reward performance versus retention.

In August 2005, the Compensation Committee requested that Watson Wyatt assist in the design and implementation of a special restructuring compensation program in light of the business conditions Delphi was experiencing. The review included an analysis of the compensation structures of other companies in chapter 11 that are comparable in size to Delphi, particularly other automotive parts suppliers that were or recently had been in chapter 11.

The review was conducted to help the Compensation Committee determine if any changes to the elements of our basic compensation structure or to the compensation package of an individual officer should be considered and to provide recommendations as to the design of Delphi’s compensation programs during bankruptcy. The study resulted in the Key Employee Compensation Program (“KECP”), which was filed with the Bankruptcy Court in October 2005. The various elements of the program are subject to review and analysis by the Unsecured Creditors Committee appointed by the US Trustee (the “UCC”) and its retained professional compensation consultant. The design recommendations are also subject to court approval.

In developing the KECP, we analyzed available 2005 proxy data for a defined peer group to evaluate base pay and annual incentive and LTI targets of our DSB members including the named executive officers, as well as consultant survey data for comparable executive positions to evaluate base pay and annual incentive and LTI targets for our non-DSB executives. The peer group used for proxy data comparisons was developed in 2003 as part of an extensive compensation study, and is periodically reviewed for applicability by the Compensation Committee. The peer group reviewed in determining 2006 compensation consisted of the following 24 companies: International Business Machines; Hewlett-Packard Co.; Verizon Communications Inc.; Altria Group Inc.; Pfizer Inc.; Proctor & Gamble Co.; Johnson & Johnson; Dow Chemical; United Technologies Corp.; Intel Corp.; Kraft Foods Inc.; Motorola Inc.; AT&T Corp.; Caterpillar Inc.; Pepsico Inc.; Du Pont (E.I.) De Nemours; Johnson Controls Inc.; Honeywell International Inc.; International Paper Company; Coca-Cola Co.; Raytheon Co; 3M Co.; Visteon Corp.; and Kimberly-Clark Corp. These companies are Fortune 100 firms that are our direct competitors, competitors for executive talent as defined by hiring and attrition data, or on average have comparable size and/or revenue to Delphi.

In addition, Delphi conducts an annual internal review of each individual officer’s status and performance. Newly elected officers are generally compensated at levels lower than our experienced officers and must meet or exceed performance expectations to grow into our experienced officer pay levels. If an officer is hired from outside of Delphi, competitive market conditions at the time of hiring also influence the individual’s initial compensation package.

During 2006, total compensation, including base pay, annual, and long term incentive opportunities, was targeted at the 60th — 65th percentile of our market competitive data. Competitive positioning was defined as a range from the median to approximately the 65th percentile. This range was established in order to measure data across time and account for year to year fluctuations in the data that may result from changes to incumbent data in proxy studies or changes in participation in large consultant studies. Market survey reviews led us to believe that the target officer compensation, as well as the overall executive compensation structure was competitive with our peer companies, based on relevant proxy and survey data.

The KECP is based on the compensation structure in place prior to our chapter 11 filing, which consisted of (i) base salary, (ii) annual cash bonuses granted under the Annual Incentive Plan and (iii) equity and cash incentives granted under the Long-Term Incentive Plan. The KECP is intended to replace some, but not all, of the compensation opportunities that the executives could lose as a result of the chapter 11 filing. The motion for the KECP has been submitted to the Bankruptcy Court in our chapter 11 proceedings, and the Bankruptcy Court has approved the revised short-term annual incentive plan portion of the KECP for each of the periods January 1 through June 30, 2006 and July 1 through December 31, 2006. The portion of the KECP relating to annual incentive plans beyond December 31, 2006 is currently scheduled to be heard by the Bankruptcy Court in March 2007. The portion of the KECP relating to proposed cash and equity incentive emergence awards has been deferred and is expected to be considered in conjunction with approval of a plan of reorganization. In order to gain approval of the KECP, including the support of the Company’s UCC, the Company agreed that no new LTI awards (whether payable in cash or equity) would be granted in 2006. In addition, Mr. Miller requested his annual base pay be reduced to $1 while Delphi is in chapter 11 proceedings. Other DSB members who were officers at the time Mr. Miller joined Delphi including Messrs. O’Neal, Weber, Hachey and Wohleen, agreed to voluntarily waive a portion of their base pay during 2006. DSB members including Messrs. Weber, Hachey and Wohleen agreed to waive receipt of 10% of their annual salary; Mr. O’Neal agreed to waive 20% of his annual salary.

Mr. Miller joined Delphi in July 2005 pursuant to an employment agreement, previously filed with the SEC, providing for a base salary of $1,500,000 and entitling him to participate in Delphi’s compensation and benefit plans, including the potential to receive additional cash compensation under the Annual Incentive Plan and Long-Term Incentive Plan. As noted above, he voluntarily reduced his base salary to $1 for 2006, agreeing to continue at that rate until Delphi successfully emerges from its chapter 11 reorganization. Additionally, he did not participate in the KECP Revised AIP program. At the end of his service with Delphi, and at the discretion of the Compensation Committee, subject to the approval of the full Board of Directors, he also will be compensated based on his performance and contributions to the Company during its chapter 11 proceedings. Mr. Miller also is receiving standard benefits applicable to other employees (health care, life insurance) and the imputed income on these benefits is included in his total compensation in the Summary Compensation Table appearing below. He also participates in the company car program. He is otherwise not covered by the general compensation discussions that follow.

Elements of In-Service Compensation

Our current compensation structure consists of base salary and a short-term incentive plan, which provides cash payments based on the satisfaction of semi-annual performance objectives. We have also requested approval as part of the KECP of a long-term incentive plan through which a combination of equity or cash awards can be earned upon our successful transformation of our business and emergence from chapter 11. As noted above, this portion of the KECP has not yet been approved or implemented. Our objective is to provide our executives with a competitive mix of compensation that rewards the attainment of short-term business goals while at the same time motivates our executives to attain our longer-term strategic goals. Another objective is to have a significant amount of total compensation at risk, with the percentage of compensation at risk increasing with level of management responsibility. In the current proposed compensation structure, subject to the approval of the KECP, the at-risk portion of Delphi’s executive compensation ranges from 30% to 80% of total direct compensation (e.g. total of base, annual incentive plan and long term incentives). Further, the proposed total direct compensation opportunity for executive officers is slightly below median due to target incentive opportunities at below median levels.

Although we do consider the accounting and tax implications of our compensation programs, including whether our incentive compensation awards qualify as performance-based compensation exempt from the limitation on the deductibility of payments in excess of $1,000,000, such considerations do not determine the mix or overall level of compensation.

Base compensation. Base salary for the DSB executives is, on average, approaching the fourth quartile (top) of the peer companies. This pay level is a result of several factors including historical changes to the targeted pay, relatively high experience level of our incumbent officer group (average more than 5 years as an officer) and the change of peer companies over time to reflect the appropriate industry, size and revenue comparators. The peer company data used for our 2006 comparisons also tends to have very tight ranges around the median. The difference in some cases between the median and the fourth quartile is approximately 10% in absolute dollars. Merit increases for our named executive officers have followed general market trends and are subject to an executive’s satisfactory performance. Merit cycles are historically every 18 to 24 months. No merit increases occurred in 2006 for named officers. The last general merit for our DSB officers was in January 2005 and included Messrs. Weber, Hachey and Wohleen (who retired in June 2006). Mr. O’Neal’s last increase was in January 2007, upon his promotion to president and chief executive officer. Mr. Dellinger was hired in October 2005 and has not yet been considered for a merit increase.

Revised Annual Incentive Plan. Prior to our chapter 11 filing and implementation of the KECP, our executives were eligible for annual cash bonuses granted under the Annual Incentive Plan (“AIP”). Delphi establishes fixed incentive targets by executive level for participants in the AIP. The amounts do not fluctuate with base salary. As a result, the level of a particular incentive target as a percentage of compensation may vary over time. For DSB members, these targets are based on competitive data from the peer companies and appropriate survey data. For all other executives, the targets are set solely by reference to competitive survey data.

The Revised Annual Incentive Plan (the “Revised AIP”) is based on, and is intended to serve as a substitute for, the AIP, with modifications to incorporate financial performance and time periods more appropriate for a company in chapter 11. Under the AIP, all executives were rewarded for performance within a specified period, generally the calendar year, and awards were typically determined based on Delphi’s overall annual earnings performance. The most significant changes in the Revised AIP from the AIP are: a six-month performance period, a variant of earnings focusing on cash flow as the performance metric, and the inclusion of a separate component based upon individual division performance. Each of these items is discussed below.

The performance period for the Revised AIP is a six-month period. The court has approved two measurement cycles: January 2006 through June 2006 and July 2006 through December 2006. The abbreviated period allows for the establishment of performance targets based on more reliable forecasts of Company performance and that represent the appropriate level of risk.

The performance target at the corporate level is EBITDAR-UG. EBITDAR (earnings before interest, taxes, depreciation, amortization and restructuring charges) is an appropriate means to measure our core earnings and is a typical performance metric used in compensation plans for other chapter 11 companies as well as those undergoing a restructuring or in financial distress. The company adjusts for any immediate earnings impact as a result of negotiated changes in agreements with Delphi’s unions (“U”) or contributions to the restructuring by General Motors (“G”). The target EBITDAR-UG is derived from our business plan that was reviewed by the Board of Directors. The Bankruptcy Court approved an EBITDAR-UG target for the January to June 2006 performance period of negative $81 million, and for the July to December 2006 performance period of negative $411 million. All executives at the corporate level, including Messrs. O’Neal, Dellinger and Weber, will have 100% of their bonus opportunity based on Delphi’s EBITDAR-UG performance.

In addition, the Revised AIP includes an independent division performance factor for those executives, including our executive officers, employed at our operating divisions. The metric is independent of the corporate metric and could generate a bonus payment even if the corporate metric did not. This tightens the connection between individual performance and bonus payments by ensuring that an executive in a division not meeting performance minimums will not earn a full bonus based on the performance of other divisions. Since earnings are not forecasted at the division level, the division’s operating income was substituted, while all other items remained the same (“OI” is substituted for the “E” in the EBITDAR-UG metric). The metric used was therefore OIBITDAR-UG. The targets were derived from the divisional forecasts included in the business plan approved by the Board of Directors. For executive officers employed at our divisions, including Mr. Hachey as President of Delphi’s Powertrain Division, fifty percent of their award was based on their division performance and the remaining fifty percent of the award was based on the corporate EBITDAR-UG metric. Mr. Hachey’s division target OIBITDAR-UG was negative $44 million for the first six-month performance period and negative $67 million for the second six-month performance period.

Pursuant to an order of the Bankruptcy Court, 100% target performance must be achieved in order for an executive to receive an award under the Revised AIP. The Revised AIP, as approved by the Bankruptcy Court, also specifies the performance level that pays out the maximum bonus awards. If the performance level exceeds the maximum, the payout opportunity will be capped at the maximum level. The program design for our non-DSB executives provides for up to 200% of target payout if certain levels of EBITDAR-UG and OIBITDAR-UG are achieved; however payouts to our DSB executives are capped at 150% of their target awards.

For the first six-month performance period of 2006, the maximum EBITDAR-UG target was established at $129 million to achieve the DSB maximum payout of 150%. For the second six-month performance period, the maximum EBITDAR-UG at the DSB level was $10 million. Mr. Hachey’s division’s maximum OIBITDAR-UG which achieved the 150% DSB payout was $5 million for the first six-month performance period and $16 million for the second six-month performance period.

Even if the performance targets described above are met, payment of incentive compensation is not guaranteed. Each of our executives must maintain an acceptable level of performance and contribution, and each executive is evaluated as described in the “Compensation Philosophy and Objectives — Performance Management” section. In connection with such individual review, an executive may be deemed ineligible for an incentive payment, or the payment may be adjusted within a range of zero percent to 200 percent (150% for DSB members) of the target award opportunity. Any increases to one individual’s award must be offset by a decrease to another individual’s award so that the actual award dollars do not exceed the generated fund dollars.

The Revised AIP includes a provision that will disallow an award to any executive who is found to have engaged in activities that injured Delphi or who may be liable to Delphi. This provision allows Delphi to escrow award payments subject to a review of the executive’s actions by the Compensation Committee or to cause the executive to forfeit the award payment.

As disclosed in the Summary Compensation and Grants of Plan-Based Awards Tables, an award was earned for both the first six-month (January — June 2006) incentive period and the second six-month period (July-December 2006) under the Revised AIP. For the first 6-month period, the actual EBITDAR-UG for the period was $506 million, which generated potential incentive awards for the DSB at the maximum level of 150% of target. The first six-month actual OIBITDAR-UG for Mr. Hachey’s Powertrain Division was $77 million, which also generated award levels at 150% of target. Based on this performance level, all of our named executive officers were considered eligible for the maximum individual awards under the Revised AIP. The Compensation Committee then reviewed the individual performance of our DSB members. As a result of the reviews, all of our named executive officers were awarded the maximum award, equal to 150% of their individual targets.

For the second 6-month period, the actual EBITDAR-UG for the period was negative $264 million which generated potential corporate awards for the DSB at 118% of target. The second six-month actual OBITDAR-UG for Mr. Hachey’s Powertrain division was negative $16 million, which generated an award at 130% of target. Messrs. O’Neal, Dellinger and Weber were eligible for a 118% payout versus target and Mr. Hachey was eligible for a 124% combined payout. Based on the Compensation Committee’s review of the second six-month individual performance of our participating named executive officers, each executive received the generated performance award.

Long-Term Incentives. In the years prior to our chapter 11 filing, we awarded two or three forms of long-term compensation annually to our executive officers depended upon their level of responsibility in the company, including: a three-year cash-performance award, available to approximately Delphi’s top 100 executives; a stock option grant, also available to these executives; and a restricted stock unit award which all executives were eligible to receive. However, upon consideration of Watson Wyatt’s analysis of the compensation structures of comparable companies in chapter 11 and before filing for chapter 11 and submitting the KECP to the Bankruptcy Court, the Compensation Committee cancelled any future cash and equity grants under the Long-Term Incentive Plan. The Compensation Committee also cancelled the outstanding long-term cash performance awards, specifically the 2004-2006 and 2005-2007 grants and did not establish new award targets. Lastly, Delphi has not issued any equity against awards that were not vested prior to the time of its chapter 11 filing. As a result, any unvested options outstanding at the time of our chapter 11 filing could not be exercised, even if they subsequently vested and no shares of stock were issued in respect of any restricted stock unit awards that vested subsequent to the chapter 11 filing. The vestings of the 2003 option and RSU grants were affected by this decision as well as the second and third vestings of the 2004 option grant. The outstanding equity awards have not been cancelled at this time since it has not yet been determined if new shares will be issued in connection with our emergence from our chapter 11 proceedings.

The original KECP proposal included a request to grant to our executives, cash payments and equity awards at the time of our emergence from our chapter 11 proceedings. These awards were intended to create incentives for our employees to achieve a successful restructuring and to continue their employment during and after our chapter 11 proceedings. The proposed KECP award levels were generally based on the 2004 LTI award levels which the company believed were market competitive at the time of the KECP filing. The emergence cash award amount would be based on each executive’s level and would be paid on the effective date of confirmation of a plan of reorganization or a sale of substantially all of our outstanding assets.

Personal Benefits and Perquisites. Delphi’s named executive officers participate in a number of benefit programs available to our executives on a global basis. As detailed in the Summary Compensation Table below, these include a company car program pursuant to which they are either provided with a leased company car or a cash stipend, life insurance and umbrella liability insurance coverage, financial counseling services and access to home security systems. The executive officers also receive health, dental and disability insurance, vacation and similar benefits on the same basis as Delphi’s other salaried employees.

Elements of Post-Termination Compensation

Retirement Benefits. Retirement benefits for our executives in the United States derive from a qualified defined benefit plan (“the Delphi SRP”), and a nonqualified plan (“SERP”) with differing benefit formulas applied based on hiring date. Eligible Delphi executives may also participate in the Delphi S-SPP (a qualified plan) and/or the BEP (a nonqualified plan), which are defined contribution plans as described below. The Delphi SRP is a qualified plan for purposes of the Code. The Delphi SRP is also subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Executives and non-executives participate in this plan. As described in greater detail below, benefits under this plan are comprised of non-contributory and contributory benefits for certain eligible persons hired before January 1, 2001 and a cash balance formula for persons hired on or after January 1, 2001.

We also maintain a nonqualified plan, the SERP. Only executives are eligible for SERP benefits. The SERP provides eligible executives with a retirement benefit equal to the greater of that calculated under a regular method (“Regular SERP Benefit”) or an alternative method (“Alternative SERP Benefit”), under circumstances described below.

Under the SRP and the SERP, an executive’s service with General Motors Corporation prior to January 1, 1999 was transferred to Delphi when determining service with Delphi for the purposes of determining eligibility and calculation of benefits, (i.e. the time that the executive worked for General Motors Corporation is counted as if the executive worked for Delphi).

The Delphi SRP consists of “Part A” and “Part B” benefits for an executive hired prior to January 1, 2001 or with a length of service date prior to January 1, 2001. The benefits for an executive hired on or after January 1, 2001 or with a length of service date on or after January 1, 2001, are contained in “Part C”.

Part A of the SRP provides benefits under a formula based on years of credited service and an applicable benefit rate. The current benefit rate of $48.55 has been in place since 2004. Part B of the SRP is contingent upon voluntary employee contributions and provides benefits under a formula based on years of Part B credited service and upon the average of the highest five years of base salary received during the final ten years of service, subject to certain benefit limitations imposed by the Code. In addition, under Part B, for those eligible executives who transferred to Delphi from General Motors Corporation, Delphi provides an annual retirement benefit equal to the sum of 100% of the Part B contributions they made to the General Motors Retirement Program for Salaried Employees on or after October 1, 1979, and to the SRP on or after January 1, 1999, and lesser percentages of their contributions made to the General Motors Retirement Program for Salaried Employees prior to October 1, 1979. If eligible employees elect not to contribute to Part B of the

SRP, they are entitled to receive the Part A benefits only. Benefits under the SRP vest after five years of credited service and are payable on an unreduced basis at age 65 at the benefit rate in effect as of the last day worked.

Part C of the Delphi SRP, which is sometimes referred to as the Retirement Accumulation Plan, provides a non-contributory cash balance benefit to eligible employees hired on or after January 1, 2001. Delphi contributes 4.7% of an eligible employee’s base pay which is called the “pay credit”. Interest, based on the rate payable on 30-year Treasury bonds or such other rate as specified by the Commissioner of the Internal Revenue Service, is credited to the account on September 30th of each plan year, and individual accounts are updated shortly thereafter. This is referred to as “interest credit”. Upon retirement, the employee is entitled to the Part C account balance, consisting of the accumulated pay credits and interest credits, in either a lump sum or an annuity.

If an executive is at least age 62, and has at least ten years of Part B credited service or ten years of service under Part C as provided in the SRP, the executive may also be eligible to receive a nonqualified SERP Benefit. Under the Regular SERP benefit formula, an eligible executive would receive a monthly payment equal to 2% of average monthly base salary for the highest 60 of the last 120 months immediately preceding retirement times years of Part B credited service (or years of Part C service), minus all unreduced monthly benefits payable under the Delphi SRP and minus 2% of the maximum annual Social Security benefit in the year of retirement times the years of Part A credited service (or Part C service). Under the Alternate SERP benefit formula, an eligible executive would receive 1.5% of average monthly base salary and bonus for the highest 60 of the last 120 months immediately preceding retirement, times years of Part B credited service (or years of Part C service), minus all unreduced monthly benefits payable under the SRP and minus 2% of the maximum annual Social Security benefit in the year of retirement times the years of Part A credited service (or Part C service) capped at 35 years. The benefit paid to an executive is the higher of the regular or alternative formula.

One of the goals of Delphi’s transformation plan is to retain its existing defined benefit U.S. pension plans for both its hourly and salaried workforce. In order to retain the programs and related benefits accrued by its active employees and retirees, Delphi will likely freeze its current U.S. salaried pension plan, the Delphi SRP, prior to emergence from chapter 11. If Delphi does freeze the Delphi SRP, it would likely concurrently freeze the SERP and replace the defined benefit plan with competitive defined contribution benefits that include flexibility for both direct company contributions and company matching of employee contributions.

For amounts payable to the named executive officers under both the SRP and the Regular SERP Benefit or Alternative SERP Benefit, see the Pension Benefits Table below.

Benefit Equalization Plan. Delphi maintains a tax-qualified defined contribution plan for the benefit of its salaried employees, the Delphi S-SPP. Pursuant to which employees can contribute up to 60% of base salary to various investment vehicles. Delphi’s executive officers also participate in a supplemental nonqualified plan, the Benefit Equalization Plan or “BEP.” The BEP plan provides for the equalization of benefits for participants whose contributions and benefit levels exceed the limitations under the Code. These benefits only become available upon separation, including retirement from Delphi. In prior years, Delphi would make matching contributions under both the Delphi S-SPP and the BEP, however no such contributions were made in 2005 or 2006. Non-elective employer contributions were made to the Delphi S-SPP for certain eligible executives who participated in the retirement accumulation plan in 2005 and 2006. Once a limit under the Code is reached, in lieu of a contribution to the S-SPP, an equal amount is allocated to the participant’s BEP account balance. Amounts allocated to the BEP are invested in the Promark Income Fund, one of the investment options under the Delphi S-SPP. For amounts deferred during 2006, earnings on past-deferrals and withdrawals for the named executive officers, see the Nonqualified Deferred Compensation table below.

Employment Agreements. In 2005, prior to filing under chapter 11, the Compensation Committee reviewed the separation policies applicable to executives in light of increased executive turnover resulting from the Company’s uncertain financial and business outlook. Effective September 2005, the Compensation Committee approved certain modifications to these separation policies and determined to enter into employment agreements with each of its DSB members, other than Mr. Miller. Mr. Dellinger, who joined

Delphi in October 2005, is also covered by a similar agreement. Generally such agreements provide for a severance payment in the event the officer’s employment is terminated by the Company without cause or by the officer for good reason, as such terms are defined in the agreement. Payment of severance is conditioned on the DSB member’s agreement to confidentiality, non-compete and non-solicitation provisions as well as the execution of a standard release of claims in the event of any such employment termination. Provided all conditions are satisfied, the DSB member is entitled to payments totaling 18 months of base salary, plus the equivalent of 18 months of the annual bonus incentive target. The agreements cover approximately 21 individuals, including each of the named executive officers other than Mr. Miller. Policy modifications were also made for the remaining U.S. executives. Such policy changes provide variable severance amounts depending on level of responsibility ranging from 12 months base pay plus target bonus to 12 months base pay only.

Change in Control Agreements. Delphi has change in control agreements with its DSB members, whom we refer to here as participants, including each of the executives named in the Summary Compensation Table other than Mr. Miller. The change in control agreements provide certain benefits to each participant upon the occurrence of a change in control of Delphi and additional benefits if the employment of a participant is terminated for certain reasons after a change in control.

A change in control is defined in the change in control agreements as: (i) the acquisition by any person, other than Delphi or any subsidiary of Delphi, of beneficial ownership of 25 percent or more of the outstanding common stock or of common stock carrying votes sufficient to elect a majority of the directors of the Company; (ii) members of the Company’s board of directors who constitute the entire board as of the date of a participant’s change in control agreement, together with any new directors whose election to the board was approved by at least two-thirds of the directors then in office who had been directors as of the date of the participant’s change in control agreement, cease to constitute a majority of the board; (iii) certain mergers, consolidations and other reorganizations of Delphi in which Delphi is not the surviving corporation; (iv) any sale, lease, exchange or other transfer of 50% or more of the assets of Delphi; or (v) a liquidation or dissolution of Delphi. See “Potential Payments Upon Termination or Change in Control” below for more detail regarding the payments and benefits which may be made under these agreements.

The change in control agreements are prepetition executory contracts and have not been assumed by the Company during its chapter 11 proceedings. As such, Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract and, subject to certain exceptions, relieves Delphi of its future obligations under such contracts but creates a deemed prepetition claim for damages caused by such breach or rejection. Delphi does not expect to seek court approval to assume the change in control agreements and thus, any right to payment that an executive may have under his change in control agreement will be as an unsecured creditor. Delphi’s liability to make payments in respect of damages caused by its rejection will be subject to compromise and resolution in the chapter 11 proceedings.

COMPENSATION PAID OR AWARDED DURING 2006

Summary Compensation Table

The table below shows compensation information for Robert S. Miller, Jr., who served as our chief executive officer throughout 2006, Robert J. Dellinger, our chief financial officer, our three highest paid executive officers as of the end of 2006 other than Mr. Miller and Mr. Dellinger (including our current chief executive officer, Rodney O’Neal), and one additional individual who left Delphi during 2006 but had he been an executive officer at the end of 2006, would have been among the three next highest paid (the “named executive officers”).

							Change in
							Pension
							Value and
							Nonqualified
				Stock	Option	Non-Equity	Deferred
Name and		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	All Other
Principal Position(1)	Year	($)(3)	($)	($)(4)	($)(4)	Compensation($)(5)	Earnings($)(6)	Compensation ($)(7)	Total($)

Robert S. Miller	2006	$1	$0	$0	$0	$0	$154,085	$185,876	$339,962
Chairman of the Board and Chief Executive Officer
Rodney O’Neal	2006	$920,000	$0	$383,166	$346,558	$1,340,000	$1,251,350	$96,727	$4,337,801
President and Chief Operating Officer, Director
Robert J. Dellinger	2006	$750,000	$0	$0	$0	$588,000	$76,484	$25,267	$1,439,751
Executive Vice President, Chief Financial Officer
Mark R. Weber	2006	$630,000	$0	$319,484	$314,176	$984,900	$1,110,984	$37,941	$3,397,485
Executive Vice President, Global Business Services
Guy C. Hachey	2006	$580,500	$0	$190,174	$181,274	$863,100	$525,857	$164,331	$2,505,236
Vice President, President Powertrain, Europe, Middle East and Africa
David B. Wohleen (2)	2006	$333,750	$0	$1,092,690	$346,558	$525,000	$0	$1,029,542	$3,327,540

Notes

(1)	The titles noted above are the officers’ titles as of December 31, 2006. Since January 1, 2007, Mr. Miller has served as executive chairman and Mr. O’Neal has served as president and chief executive officer and has continued as a director of Delphi Corporation. Mr. Weber was elected to his current position effective October 1, 2006 in connection with the realignment of our business along product business units and the creation of a shared services organization to support those units. His prior title was Executive Vice President Operations, Human Resource Managements & Corporate Affairs. Similarly, Mr. Hachey’s title prior to our realignment was Vice President and President, Energy and Chassis. Mr. Wohleen, who served as Vice Chairman, retired from Delphi effective June 1, 2006.

(2)	Mr. Wohleen retired from Delphi effective June 1, 2006. He received a pro-rata portion of the first six-month cash incentive award based on his five months of service in 2006. He was not eligible for payments under our Supplemental Executive Retirement Program and is receiving $3,332 per month from our qualified defined benefit plan. Pursuant to the terms of his employment agreement described in the Compensation Discussion and Analysis above, he began receiving monthly payments of $144,167 in June 2006 and such payments will continue for a period of 18 months from his date of separation until November 2007. The monthly payments are included in the “All Other Compensation” column in the Summary Compensation Table and total $1,009,167.

(3)	As discussed in the Compensation Discussion and Analysis, Mr. Miller requested his annual base pay be reduced to $1 while Delphi is in chapter 11 proceedings. Other DSB members who were officers at the time Mr. Miller joined Delphi including Messrs. O’Neal, Weber, Hachey and Wohleen, agreed to voluntarily waive a portion of their base pay as noted below. The base salaries without waiver are still used for all benefit calculations. Mr. Dellinger joined Delphi after Mr. Miller and was not asked to participate in the voluntary pay waiver.

NEO	Pre-chapter 11 Annual Base Pay	% Waived

Robert S. Miller	$1,500,000	—
Rodney O’Neal	$1,150,000	20%
Mark R. Weber	$700,000	10%
Guy C. Hachey	$645,000	10%
David B. Wohleen	$890,000	10%

(4)	Represents amount accrued as compensation expense for previously granted awards of restricted stock units and stock options. Subsequent to the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), the Company recognizes compensation expense for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award. The Company continues to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). See Note 20. Share-Based Compensation to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more detail on the assumptions and methodology used by the Company in recognizing compensation cost, including estimating and accounting for forfeitures. No restricted stock units or stock option awards granted to a named executive officer have been forfeited. During 2006, compensation expense was recognized in respect of the following prior grants of restricted stock units to the named executive officers:

				Share
			Amount	Price on
		RSUs	Vested in	Date of
Name	Grant Date	Granted	2006	Grant

Rodney O’Neal	1/1/2002	56,895	2,120	$13.60
	4/24/2003	44,250	4,898	$8.43
	5/7/2004	61,200	16,571	$10.02
	3/1/2005	77,625	20,511	$6.90
Mark R. Weber	1/1/2002	51,471	1,915	$13.60
	4/24/2003	40,500	4,483	$8.43
	5/7/2004	55,350	14,987	$10.02
	3/1/2005	55,350	14,625	$6.90
Guy C. Hachey	1/1/2002	44,118	1,641	$13.60
	4/24/2003	25,894	2,867	$8.43
	5/7/2004	31,073	8,414	$10.02
	3/1/2005	31,073	8,210	$6.90
David B. Wohleen	1/1/2002	55,147	22,566	$13.60
	4/24/2003	44,250	7,346	$8.43
	5/7/2004	61,200	35,846	$10.02
	3/1/2005	61,200	48,454	$6.90

Also during 2006, compensation expense was recognized in respect of the following prior grants of stock options to the named executive officers:

				Black Scholes
			Amount	Value on
		Options	Vested in	Date of
Name	Grant Date	Granted	2006	Grant

Rodney O’Neal	4/24/2003	295,000	29,828	$2.27
	5/7/2004	272,000	90,672	$3.02
Mark R. Weber	4/24/2003	270,000	27,300	$2.27
	5/7/2004	246,000	81,996	$3.02
Guy C. Hachey	4/24/2003	172,625	17,454	$2.27
	5/7/2004	138,100	46,032	$3.02
David B. Wohleen	4/24/2003	295,000	29,828	$2.27
	5/7/2004	272,000	90,672	$3.02

(5)	Represents amounts paid out pursuant to the first and second six-month performance periods of the Revised AIP portion of the KECP. For more detail on the determination of incentive plan compensation, see the accompanying narrative disclosure of the Revised AIP plan.

(6)	Represents the aggregate change in 2006 of the actuarial present value of the named executive officer’s accumulated benefit under Delphi’s defined benefit plan (available to all salaried employees) and its SERP, the terms of which are more fully described in the Compensation Discussion and Analysis, above. For more information regarding Delphi’s accounting for pension and other postretirement benefits, see Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. Delphi’s executive officers also participate in the BEP, a supplemental nonqualified plan pursuant to which Delphi provides benefits substantially equal to benefits that could not be provided under the tax-qualified defined contribution plan available to all salaried employees because of limitations under the Code; however, there were no above-market or preferential earnings on compensation deferred pursuant to the BEP in 2006. For more information on the BEP, see the Nonqualified Deferred Compensation Table and the related notes below. Due to his retirement, the present value of Mr. Wohleen’s qualified benefit decreased by $173,000. He was not eligible for a SERP benefit. The table below separates out the aggregate change in the named executive officer’s accumulated benefit under Delphi’s defined benefit plan and its SERP:

		Change in Supplemental
	Change in Retirement Plan	Executive Retirement
Name	for Salaried Employees	Program

Robert S. Miller	$9,707	$144,378
Rodney O’Neal	$28,218	$1,223,132
Robert J. Dellinger	$8,997	$67,487
Mark R. Weber	$61,036	$1,049,948
Guy C. Hachey	$22,485	$503,372
David B. Wohleen	—	—

(7)	Other Compensation includes the incremental cost to the Company of allowing named executive officers to use company aircraft for trips not directly and integrally related to the performance of the executive’s responsibilities. While the company aircraft may not be used for personal reasons, the Compensation Committee believes it is appropriate to allow the aircraft to be used by its executives when the security, efficiency and other benefits to Delphi outweigh the expense, such as to attend outside board meetings or participate or speak at forums that address issues that are important to the Company’s business interests. Other compensation also includes providing vehicles under Delphi’s employee car program (determined by the monthly lease or other cash payment made by the Company to provide the employee with a vehicle, fuel, insurance and other direct expenses), flexible compensation payment payable to all employees hired prior to 2001, supplemental life insurance and umbrella liability coverage, fees paid to an outside provider for financial counseling services, amounts paid to acquire and pay for monthly monitoring of home security systems and certain relocation costs. Amounts exceeding $25,000 or 10% of total perquisites and personal benefits are detailed below. In addition, we have separately broken out amounts paid to reimburse the named executive officers for certain taxes, including New York City income tax withholding payments, taxes owed as a result of benefits under the employee car program, and international assignment allowances. See also Note (2) regarding amounts paid to Mr. Wohleen pursuant to his employment agreement as a result of his separation from Delphi in June 2006.

	Miller	Dellinger	O’Neal	Weber	Hachey	Wohleen

Healthcare and LTDI Imp Income(a):	$3,348	—	—	—	—	—
Employee Car Program:	$13,814	$18,544	$11,902	$11,749	$9,868	$4,012
Use of Company Plane	$158,855	—	$45,874	—	—	—
Security	—	—	$22,315	—	—	—
Ex-Pat Payment and Relocation Costs(b):	—	—	—	—	$138,078	—
Reimbursement of Certain Taxes:	$9,160	$6,025	$7,772	$14,212	$6,970	$2,697

(a)	Due to Mr. Miller’s voluntary agreement to reduce his base salary to $1, it was impracticable to deduct required employee contributions for healthcare and disability insurance generally available to salaried employees from his paycheck and in lieu thereof, we have imputed income to him for these amounts.

(b)	Additional amounts paid to Mr. Hachey were as a result of an overseas assignment, including certain living expenses and housing costs ($67,540). Relocation costs are amounts paid to or on behalf of Mr. Hachey in connection with his recent relocation to Europe (approximately $70,538 based on average monthly Euro/Dollar exchange rates.)

Grants Of Plan-Based Awards

The following table shows the grants of plan-based awards to each of the named executive officers. As described in the Compensation Discussion & Analysis, Delphi granted cash incentive plan awards pursuant to a revised AIP approved by the Bankruptcy Court. Mr. Miller did not participate in the plan. Delphi did not grant any equity awards during 2006.

								All	All Other
								Other	Option
								Stock	Awards:		Grant
								Awards:	Number		Date
								Number	of	Exercise	Fair
					Estimated Future Payouts			of	Securities	or Base	Value of
		Estimated Future Payouts Under			Under Equity Incentive			Shares	Under-	Price of	Stock
		Non-Equity Incentive Plan Awards			Plan Awards			of Stock	lying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards

Robert S. Miller

Rodney O’Neal	1/1/2006		$500,000	$750,000

	7/1/2006		$500,000	$750,000

Robert J. Dellinger	1/1/2006		$350,000	$525,000

	7/1/2006		$350,000	$525,000

Mark R. Weber	1/1/2006		$367,500	$551,250

	7/1/2006		$367,500	$551,250

Guy C. Hachey	1/1/2006		$315,000	$472,500

	7/1/2006		$315,000	$472,500

David B. Wohleen	1/1/2006		$420,000	$630,000

Cash incentive awards. As discussed in the Compensation Discussion & Analysis, two six-month cash incentive awards were approved in 2006 under the Key Employee Compensation Program approved by the Bankruptcy Court. The first performance period ran from January — June 2006 and the second performance period was from July — December 2006. Mr. Miller did not participate in the program. All of the remaining executive incentive awards, except for Mr. Hachey’s, were based on the corporate EBITDAR-UG performance. Because Mr. Hachey is a division president, 50% of his incentive award was based on the corporate performance and 50% was based on the performance of the Powertrain Division. The table below indicates the EBITDAR-UG and OIBITDAR-UG targets and maximums related to the target and maximum awards indicated in the Grants of Plan-Based Awards Table and the actual performance levels achieved, which was used to determine the final individual incentive awards paid out:

				Formula
	EBITDAR-UG	EBITDAR-UG	EBITDAR-UG	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage

January — June	($81 M )	$129 M	$506 M	150%
July — December	($411 M )	$10 M	$(264 M )	118%

	Powertrain	Powertrain	Powertrain	Formula
	OIBITDAR-UG	OIBITDAR-UG	OIBITDAR-UG	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage

January — June	($44.2 M )	$5.0 M	$76.7 M	150%
July — December	($67.0 M )	$16.4 M	$(16.2 M )	130%

As part of our reorganization efforts, some of our product business units were realigned to different divisions during the second six-month performance period of 2006 to properly reflect the planned future structure of Delphi planned post-emergence from our chapter 11 proceedings. As a result of such realignment, the Compensation Committee approved the corresponding zero-sum adjustments to originally established six-month OIBITDAR-UG division targets to reflect this realignment, including the OIBITDAR target for the Powertrain Division, which was adjusted from negative $58 million to negative $67 million. The corporate EBITDAR-UG target of negative $411 million was not affected by the realignment.

For both performance periods, the target award represented the minimum award payable if company performance targets are met. If target performance was not achieved then there would be no award opportunity. The final individual awards for the first and second six-month incentive period are noted below and the total is reflected in the Summary Compensation Table:

Name	Jan — June Final Incentive Award	July — Dec Final Incentive Award

Rodney O’Neal	$750,000	$590,000
Robert J. Dellinger(a)	$175,000	$413,000
Mark R. Weber	$551,250	$433,650
Guy C. Hachey	$472,500	$390,600
David B. Wohleen(b)	$525,000	—

(a)	When Mr. Dellinger joined Delphi in 2005, he agreed to offset the amount of the signing bonus he received upon joining the company against any cash incentive award paid in 2006. The amount of the signing bonus was $350,000. The actual award granted to Mr. Dellinger for the January — June award would have been $525,000. The offset reduced the payment to $175,000.

(b)	Per the terms of the KECP, Mr. Wohleen’s six-month target was pro-rated for his separation on June 1, 2006. The target was adjusted to $350,000. The formula payout and individual performance review reflect that adjustment.

Outstanding Equity Awards At Fiscal Year-End

The following table lists the outstanding equity awards held by each named executive officer at December 31, 2006. Neither Mr. Miller nor Mr. Dellinger hold any equity awards. Except as discussed in Note 1 below for certain stock appreciation rights held by Mr. Hachey, each of the options listed below are options to purchase Delphi’s common stock. The options were granted pursuant to the terms of Delphi’s Long-Term Compensation Plan, had an exercise price equal to the average of the high and low trading price on the date of grant and generally vest over two to three years and expire ten years from the grant date. The stock awards represent grants of restricted stock units that generally vest over a period of between three and five years from the date of grant and are also governed by the terms of Delphi’s Long-Term Compensation Plan.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value of
		Number of	Number of			of Shares	Value of	Unearned	Unearned Shares,
	Number of	Securities	Securities			or Units of	Shares or	Shares,	Units or
	Securities	Underlying	Underlying			Stock that	Units of	Units or Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights that	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable (3)	Unexercisable (4)	Options (#)	Price ($)	Date	(#)(5)	Vested ($)(5)	Vested (#)	Vested ($)

Rodney O’Neal	7,738			$12.91	02/02/2007	189,555	$724,101
	26,158			$12.91	02/04/2007
	50,885			$13.45	01/13/2008
	7,434			$13.45	01/11/2008
	116,443			$18.66	02/06/2009
	5,359			$18.66	02/04/2009
	11,194			$17.13	01/06/2010
	140,067			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	270,502			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	144,118			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	283,138			$8.43	04/25/2013
	181,330	80,687		$10.02	05/08/2014
	3	9,980		$10.02	05/06/2014
Mark R. Weber	2,578			$12.91	02/02/2007	156,537	$597,971
	8,711			$12.91	02/04/2007
	15,872			$13.45	01/13/2008
	4,956			$13.45	01/11/2008
	83,283			$18.66	02/06/2009
	5,359			$18.66	02/04/2009
	11,194			$17.13	01/06/2010
	140,067			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	270,502			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	144,118			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	258,138			$8.43	04/25/2013
	163,997	72,020		$10.02	05/08/2014
	3	9,980		$10.02	05/06/2014

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value of
		Number of	Number of			of Shares	Value of	Unearned	Unearned Shares,
	Number of	Securities	Securities			or Units of	Shares or	Shares,	Units or
	Securities	Underlying	Underlying			Stock that	Units of	Units or Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights that	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable (3)	Unexercisable (4)	Options (#)	Price ($)	Date	(#)(5)	Vested ($)(5)	Vested (#)	Vested ($)

Guy C. Hachey(1)	7,738			$12.91	02/02/2007	97,496	$372,435
	8,712			$12.91	02/04/2007
	15,873			$13.45	01/13/2008
	7,434			$13.45	01/11/2008
	5,359			$18.66	02/04/2009
	83,283			$18.66	02/06/2009
	11,194			$17.13	01/06/2010
	117,377			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	206,718			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	113,823			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	160,763			$8.43	04/25/2013
	92,063	36,054		$10.02	05/08/2014
	3	9,980		$10.02	05/06/2014
David B. Wohleen(2)	7,738			$12.91	02/02/2007
	21,638			$12.91	02/04/2007
	28,807			$13.45	01/13/2008
	7,434			$13.45	01/11/2008
	116,443			$18.66	02/06/2009
	5,359			$18.66	02/04/2009
	11,194			$17.13	01/06/2010
	140,067			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	270,502			$11.88	01/03/2011
	151,471			$13.60	05/31/2011
	295,000			$8.43	05/31/2011
	181,333	90,667		$10.02	05/31/2011

(1)	For Mr. Hachey, the grants in the amount of 83,283, and 5,359 (both with an exercise price of $18.66 and expiring in 2009), and 11,194 and 117,377 (both with an exercise price of $17.13 and expiring in 2010) are stock appreciation rights. Mr. Hachey participated in Delphi’s November 2003 Offer to Exchange Options for Stock Appreciation Rights. Under the exchange, participants were given the opportunity to exchange certain outstanding options for cash-settled stock appreciation rights. The exchange was one-for-one and the cash-settled stock appreciation rights assumed the terms of the exchanged options including the exercise price, vesting provisions and expiration date.

(2)	Under the terms of our Long-Term Incentive Plan and based upon the terms of his separation, the option expiration date for Mr. Wohleen’s outstanding options was changed to the sooner of the original expiration date or five years from his separation date (June 2011). Any outstanding restricted stock units immediately vested. However, as discussed in Note 3 below, Delphi has decided to not issue equity against the unvested options, the unvested restricted stock units and options or restricted stock units that vested after Delphi filed for chapter 11 proceeding.

(3)	The options and restricted stock units were granted under the terms of Delphi’s Long-Term Incentive Plan. Under the KECP, Delphi cancelled future equity grants. In addition Delphi has decided to not issue equity against any unvested and undelivered grants outstanding as of our chapter 11 filing date of October 8, 2005. At that time, the 2003 and 2004 option grant awards had not fully vested. The outstanding equity awards have not been cancelled at this time since it has not been determined if existing or new shares will be issued as part of our restructuring and emergence from our chapter 11 proceedings. The final vesting of the 2003 option grant occurred on April 24, 2006. The second vesting of the 2004 option grant occurred on May 7, 2006 and the final vesting occurs on May 7, 2007.

The “Impacted Options” column in the following table shows the number of options of each grant that were included in the “Option Awards-Number of Securities Underlying Unexercised Options — Exercisable” column that are impacted by the decision to not deliver equity against particular grants. Shares will not be delivered upon an option exercise or on the scheduled future vesting dates of the restricted stock units.

	Number of
	Securities
	Underlying
	Unexercised Options		Option	Option
Name	(#) Exercisable	Impacted Options	Exercise Price ($)	Expiration Date

Rodney O’Neal	11,862	11,862	$8.43	04/23/2013
	283,138	86,472	$8.43	04/25/2013
	181,330	90,667	$10.02	05/08/2014
Mark R. Weber	11,862	11,862	$8.43	04/23/2013
	258,138	78,138	$8.43	04/25/2013
	163,997	82,000	$10.02	05/08/2014
Guy C. Hachey	11,862	11,862	$8.43	04/23/2013
	160,763	45,680	$8.43	04/25/2013
	92,063	46,033	$10.02	05/08/2014
David B. Wohleen	295,000	98,334	$8.43	05/31/2011
	181,333	90,667	$10.02	05/31/2011

(4)	All options included in this column vest on May 7, 2004. They are impacted by the decision to not deliver equity against particular grants as discussed in Note 3.

(5)	The restricted stock units listed under the “Stock-Awards — Number of Shares or Units of Stock that Have Not Vested” are also subject to the decision to not deliver equity against particular grants. Any restricted stock units that vested after our bankruptcy filing and therefore were not delivered during 2006 are excluded from the above table and are not reflected as shares beneficially owned by the named executive officer under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K, but are included in the Option Exercises and Stock Vested Table. The market value was determined by the closing stock price as reported on the Pink Sheets, LLC, a quotation service for over the counter securities. The December 31, 2006 stock price was $3.82.

Option Exercises And Stock Vested

The following table lists the restricted stock unit awards granted to the named executive officers pursuant to Delphi’s Long-Term Incentive Plan that vested during 2006. Neither Mr. Miller nor Mr. Dellinger has any stock awards. No options were exercised during 2006. As discussed in the notes to the Outstanding Equity Awards at Fiscal Year-End Table, Delphi has determined it will not deliver equity against any unvested and undelivered equity grants that were outstanding after the chapter 11 filing date of October 8, 2005. The second vesting date of the 2003 restricted stock unit grant was April 24, 2006. The shares shown in the “Stock Awards — Number of Shares Acquired on Vesting” column for Messrs. O’Neal, Weber and Hachey have vested but were not delivered. For Mr. Wohleen, 15,742 shares vested on April 24, 2006. The remainder were the balance of his outstanding restricted stock unit grants that vested as a result of his separation per the terms of Delphi’s Long Term Incentive Plan. All of Mr. Wohleen’s vested shares are undelivered. The values reported in the “Stock Awards — Value Realized on Vesting” column reflect the value of the shares of common stock on the vesting date, based on the closing stock price as reported on the Pink Sheets LLC, a quotation service for over the counter securities of: $0.74 on April 24, 2006 and $1.79 on June 1, 2006 (Mr. Wohleen’s retirement date). Because Delphi has not delivered the shares, these values are highly speculative.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)

Rodney O’Neal	—	—	15,742	$11,649
Mark R. Weber	—	—	14,408	$10,662
Guy C. Hachey	—	—	9,212	$6,817
David B. Wohleen	—	—	187,648	$319,361

Pension Benefit Table

Summary of Pension Benefit Calculation Methods and Assumptions.  The table below sets forth information on the pension benefits for the named executive officers under each of the following pension plans:

Delphi Retirement Program for Salaried Employees (“SRP”).  The SRP is a funded and tax qualified retirement program that covered approximately 12,500 eligible active employees as of December 31, 2006. The SRP provides benefits for salaried employees who entered the plan prior to January 1, 2001. As applicable to eligible named executive officers, the plan provides two types of benefits. Part A benefits are non-contributory and based primarily on a formula that takes into account the executive’s total credited service. The Part B contributory benefits are made up of a primary and a supplementary benefit. The annual rate of Part B primary benefit payable under this section is:

•	60% of the total of the employee’s own contributions made prior to July 1, 1977

•	75% of the total of such contributions made on and after July 1, 1977 and prior to October 1, 1979, and

•	100% of the total of such contributions made on and after October 1, 1979 where contributions are 1.25% of pay above a specified bend point based on the Social Security PIA bend points. ($3,900 in 2006)

The monthly Part B supplementary retirement benefit is a formula that is based on the executive’s salary. The formula provides a benefit equal to 1% of the employee’s final five year average monthly base salary, restricted by the applicable compensation limit of the Code ($220,000 for 2006), and multiplied by years of credited service. For service in 2006, the maximum incremental annual benefit an executive could have earned toward his total pension payments under this Plan was $594.60 from the Part A benefits and $2,165 from

Part B Primary Benefits. The incremental annual benefit from Part B supplemental service is dependent on service.

The accumulated benefit an employee earns over his or her career with the company is payable starting after retirement on a monthly basis for life. The normal retirement age as defined in the SRP is 65. Retirement may occur at age 62 without any reduction in benefits, if an employee has 30 years of credited service at retirement, or attained age 60 with 10 years of service, or the employee’s combined age and service is greater than or equal to 85. Employees vest in the SRP after five years of qualifying service. In addition, the SRP provides for early retirement supplements and spousal joint and survivor annuity options.

Delphi Retirement Program for Salaried Employees — Retirement Accumulation Plan. Part C of the Delphi SRP which is sometimes referred to as the Retirement Accumulation Plan covered approximately 1,300 active employees as of December 31, 2006. Individuals who became salaried employees on or after January 1, 2001, including specific named executive officers are eligible to participate in Part C. This plan provides an account balance equal to an employee’s pay credits and interest credits. The employee’s account balance is credited with pay credits as of the end of the calendar year equal to 4.7% of the employee’s base salary, limited by the IRS-prescribed limit applicable to tax-qualified plans. Interest is credited to an account at the end of the calendar year, based on the July interest rate on a 30 year treasury security. For service in 2006, the maximum incremental annual benefit an executive could have earned toward his total pension payments under Part C was $10,340 plus 4.41% interest on his prior year account balance.

The accumulated benefit an employee earns over his or her career with the Company is payable starting after retirement on a monthly basis for life. The normal retirement age, as defined in this plan, is 65, but employees may begin collecting on the first day of any month following separation from service. Employees vest in Part C of the Delphi SRP after five years of qualifying service (three years after 1/1/2008). In addition, the Retirement Accumulation Plan provides for spousal joint and survivor annuity options and lump sum options.

Delphi Supplemental Executive Retirement Program.  Approximately 450 active U.S. executive employees, including the named executive officers, are eligible for SERP. SERP provides retirement benefits above amounts available under the company’s tax-qualified and other pension programs. The SERP is unfunded and is nonqualified for tax purposes.

An employee’s annual SERP benefit, when combined with certain amounts payable under the company’s tax-qualified and other pension programs and Social Security, will equal the higher of 2% of the employee’s average monthly base earnings, or 1.5% of average total direct compensation (monthly base salary plus average annual incentive compensation.) This amount is then multiplied by years of credited service. The “average monthly base earnings” are the employee’s average annual compensation (base salary) for the highest 60 consecutive months out of the last 120 months prior to retirement. The “average total direct compensation is the sum of the “average monthly base” and the average of the highest five of the last ten years of annual incentive awards divided by 60.

Employees are generally not eligible for benefits under the SERP if they leave the company prior to reaching age 62. The normal retirement age as defined in this Plan is 65. Benefits under the SERP are generally payable at the same time and in the same manner as the Delphi SRP. In the past, Delphi has offered special early retirement programs which provided the opportunity to retire prior to age 62. No such programs were offered in 2006.

Pension benefits were paid to Mr. Wohleen during this past year under the Delphi SRP, due to his retirement on June 1, 2006. As he retired prior to his 62nd birthday, he is ineligible for a SERP Benefit.

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2006 for the named executive officers under each plan based upon the assumptions described below.

Valuation Method and Assumptions. The actuarial present value of accumulated benefits for the SRP and the SERP shown in the Pension Benefit Table is based on benefits accrued as of December 31, 2006, the

Company’s measurement date for financial reporting purposes. The amounts reflect the method and assumptions used in calculating the Company’s pension liability under generally accepted accounting principles as of that date, except that each executive is assumed to remain actively employed until the earliest age at which he is eligible for unreduced benefits. The material assumptions used in the calculation were:

•	Discount rate: 5.9%

•	Post Retirement Mortality: The mortality table used in valuing monthly pension payments was the UP94 Male table with a one year set back for males and UP94 Female table with a one year set forward for females.

•	Payment Distribution Assumptions: The valuation of benefits was based on the assumption that married executives would elect a 65% joint and survivor coverage and unmarried executives would elect a single life annuity.

•	Retirement Accumulation Plan (Part C of the SERP) accounts were expected to accrue interest at 5% per year.

All of the figures shown are estimates only; actual benefit amounts will be based on the pay, service, interest rates, payments options and other factors in effect upon the actual retirement or termination of the executive.

The Summary Compensation Table quantifies the change in the present value of the accumulated benefits from December 31, 2005 to December 31, 2006. To determine the present value of accumulated benefits as of December 31, 2005, the assumptions used are the same assumptions that are described above to determine the present value as of December 31, 2006, except that a 5.50% discount rate was used. The assumptions used to determine the December 31, 2005 values are the same as were used in calculating the company’s pension liability under generally accepted accounting principles as of that date.

Present Value of Accumulated Benefit

		Number of
		Years Credited	Present Value of	Payments During
Name	Plan Name	Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)

Robert S. Miller	Delphi SRP	1.5	$19,119	$—
	SERP	1.5	$212,932	$—
Rodney O’Neal	Delphi SRP	34.5	$686,657	$—
	SERP	31.2	$5,123,985	$—
Robert J. Dellinger	Delphi SRP	1.25	$16,419	$—
	SERP	1.25	$81,831	$—
Mark R. Weber	Delphi SRP	39.3	$1,205,348	$—
	SERP	39.3	$5,531,652	$—
Guy C. Hachey	Delphi SRP	29.1	$557,485	$—
	SERP	29.1	$2,695,580	$—
David B. Wohleen	Delphi SRP	27.7	$549,560	$23,327
	SERP	26.2	—	—

(1)	Mr. Wohleen retired June 1, 2006 and began receiving monthly payments in June 2006 of $3,332 per month. He is not eligible for SERP payments.

Nonqualified Deferred Compensation

Delphi maintains a tax-qualified defined contribution plan for the benefit of its salaried employees including executives, the Delphi S-SPP, pursuant to which employees can contribute up to 60% of base salary to various investment vehicles. Delphi’s executive officers participate in a supplemental nonqualified plan, the BEP. The BEP provides for the equalization of benefits for participants whose contributions and benefit levels exceed the limitations under the Code. In prior years Delphi would make matching contributions under both the Delphi S-SPP and the BEP, however no such contributions were made in 2005 or 2006. Non-elective employer contributions were made to the Delphi S-SPP for certain eligible employees in 2005 and 2006. Once a limit under the Code is reached, in lieu of a contribution to the S-SPP, an equal amount is allocated to the BEP participant’s account balance. Amounts allocated to the BEP are invested in the Promark Income fund, one of the investment options under the Delphi S-SPP. The 2006 annual rate of return was 5.37%. Neither Mr. Miller nor Mr. Dellinger have deferred compensation under the BEP.

			Aggregate	Aggregate	Aggregate
	Executive	Registrant	Earnings	Withdrawals/	Balance at
	Contributions in	Contributions in	in Last FY	Distributions	Last FYE
Name	Last FY ($)	Last FY ($)	($)	($)	($)

Rodney O’Neal	—	—	$373	—	$7,325
Mark R. Weber	—	—	$205	—	$4,022
Guy C. Hachey	—	—	$208	—	$4,083
David B. Wohleen (1)	—	—	$231	$4,906

(1)	Mr. Wohleen left the company as of June 1, 2006. Per the terms of the BEP, Mr. Wohleen’s account was valued as of December 1, 2006 and distributed to him.

Potential Payments Upon Termination or Change in Control

Delphi has entered into employment agreements, which include severance payments and change in control agreements, with all of its named executive officers other than Mr. Miller. The employment agreements provide for a severance payment equivalent to 18 months base pay and bonus in exchange for the executive’s agreement to non-compete and non-solicitation provisions. The change in control provisions provide payments in certain defined circumstances described below. In addition to providing for severance payments, including target bonus amounts, the agreements also trigger accelerated vesting and/or funding of certain retirement benefits.

Upon the occurrence of a change in control, a participant is entitled to the following payments and benefits:

•	All of the participant’s unvested options will vest and become immediately exercisable in accordance with their terms;

•	All of the participant’s unvested restricted stock units will vest and the Company will deliver to the participant stock certificates and/or, at the participant’s option, cash in an amount equal to the value of the restricted stock units;

•	All of the participant’s target awards, calculated based on the greater of 150% of the initial awards or 150% of the forecasted payout level at the time of the change in control, will be fully “funded” by the Company contributing amounts equal to such awards to a “rabbi trust” and will thereafter be paid to the participant at the times contemplated by the plans under which the awards were made;

•	Any compensation previously deferred at the election of the participant, together with accrued interest or earnings, will be “funded” by the Company contributing amounts equal to such deferrals and accrued interest or earnings to a rabbi trust, which amounts will be paid to the participant as previously directed by the participant;

•	The Company will contribute to a “rabbi trust” an amount equal to the present value of the Regular SERP Benefit or the Alternative SERP Benefit (see discussion of SERP above), which amount will be paid to the participant under the terms of the SERP when his or her benefits under the Delphi SRP are paid to him or her; if the participant does not become vested in his or her retirement benefit under the Delphi SRP, then the present value of the Regular SERP Benefit or the present value of the Alternative

SERP Benefit will be paid to the participant within 30 days after his or her separation from service with the Company; solely for purposes of calculating the Regular SERP Benefit and/or the Alternative SERP Benefit, the participant’s benefit under the Delphi SRP will be calculated with additional year(s) of service equal to the multiplier (1, 2 or 3) described below and with the additional compensation paid as a result of such multiplier;

•	A participant will be deemed fully vested in his or her benefit under any tax-qualified defined benefit plans of the Company so that if he or she separates from service with the Company before actually becoming vested in such benefits, the Company will pay him or her an amount equal to the present value of his or her accrued benefits under such plans; and

•	A participant will be deemed fully vested in his or her benefit under any tax-qualified defined contribution plans of the Company so that if he or she separates from service with the Company before actually becoming vested in such benefits, the Company will pay him or her an amount equal to the excess of his or her account balance under such plans over the vested account balance.

Additional payments and benefits are payable to a participant who ceases to be employed by the Company during the three years following a change in control under any of the following circumstances:

•	The Company terminates the participant’s employment other than “for cause,” i.e., for any reason other than the participant’s willful failure to perform substantially his or her duties or the conviction of the participant for a felony;

•	The participant terminates his or her employment if, without his or her consent, (i) his or her salary and other compensation or benefits are reduced for reasons unrelated to the Company’s or the participant’s performance, (ii) his or her responsibilities are negatively and materially changed, (iii) he or she must relocate his or her work location or residence more than 25 miles from its location as of the date of the change in control or (iv) the Company fails to offer him or her a comparable position after the change in control; and

•	During the one-month period following the first anniversary of the change in control, the participant ceases to be employed by the Company for any reason other than for cause.

The additional payments and benefits payable in the circumstances described above are:

•	Payment in cash of (i) the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid, together with accrued vacation pay and (ii) a multiple (either 1, 2 or 3) of the greater of (x) the participant’s annual base salary plus his or her target bonus, each for the year in which the change in control occurs, or (y) the participant’s annual base salary plus his or her target bonus, each for the year in which his or her employment is terminated;

•	Continuation by the Company of the participant’s health and life insurance coverage for 36 months after the termination date;

•	Reimbursement from the Company of up to $50,000 for expenses related to outplacement services;

•	Continued use of the participant’s Company car and/or any applicable car allowance for one year after the termination date, plus payment by the Company of any amounts necessary to offset any taxes incurred by the participant by reason of the Company’s car-related payments;

•	Provision by the Company of investment advisory services comparable to those services available to the participant as of the date of his or her change in control agreement, for two years after the termination date; and

•	Payment by the Company of the participant’s legal fees resulting from any dispute resolution process entered into to enforce his or her change in control agreement, plus payment by the Company of the gross-up amount necessary to offset any taxes incurred by the participant by reason of such payments by the Company.

If a participant voluntarily terminates employment during the term of his or her change in control agreement, other than in any of the situations, described above, without his or her consent described above and other than during the one-month period after the first anniversary of the change in control also described above, the participant’s change in control agreement will terminate. As a result, the Company’s only obligation will be to pay the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid and any previously deferred compensation. Upon the termination of a participant’s employment due to his or her death or incapacity (other than during the one-month period after the first anniversary of the change in control described above), his or her change in control agreement will terminate and the Company’s only obligation will be to pay the participant’s annual base salary through the termination date, any accrued vacation pay and any previously deferred compensation.

A participant is also entitled to receive a payment by the Company to offset any excise tax under the excess parachute payment provisions of section 4999 of the Code that has been levied against the participant for payments that the Company has made to, or for the benefit of, him or her (whether or not such payments are made pursuant to the participant’s change in control agreement). The payment by the company will be “grossed up” so that after the participant pays all taxes (including any interest or penalties with respect to such taxes) on the payment, the participant will retain an amount of the payment equal to the excise tax imposed.

The change in control agreements place certain restrictions on the ability of a participant whose employment with the Company has terminated to disclose any confidential information, knowledge or data about the Company or its business. Also, the terms of any non-competition agreement between a participant and the Company (including the non-competition provisions contained in the SERP as it relates to payment of the Alternative SERP Benefit and in various benefit plans) will cease to apply to a participant if, and on the date that, the participant’s employment with the Company is terminated for any reason after a change in control.

Upon his retirement, Mr. Wohleen became entitled to the following benefits:

•	Monthly payments of $3,332 pursuant to the qualified defined benefit plan applicable to all salaried employees.

•	An 18-month severance payment pursuant to the terms of his employment agreement. The monthly payments are $144,167, and his final payment will be paid in November 2007.

•	A payment of $4,906 representing the balance of his BEP as valued on December 1, 2006.

•	Continuation of financial counseling services and personal umbrella life insurance policy through December 31, 2006.

The table below quantifies potential payments under these agreements to each of the named executive officers other than Mr. Wohleen, who left the Company and Mr. Miller, who is not covered by an employment agreement or change in control agreement, assuming the triggering event occurred on December 31, 2006; therefore this quantification does not attempt to take into account changes to base salaries or incentive award targets that became effective January 1, 2007. The estimated payments in this table are subject to different possible interpretations of certain terms and conditions in the applicable agreements and to assumptions regarding interest rates and vesting, either of which could materially affect the value of the estimated payments.

		Change In Control Agreement
Name	Employment Agreement(1)	Change in Control(2)	Separation(3)

Rodney O’Neal	$3,225,000	$34,651,550	$6,571,890
Robert J. Dellinger	$2,175,000	$4,712,569	$4,456,135
Mark R. Weber	$2,152,000	$20,753,242	$4,411,210
Guy C. Hachey	$1,912,000	$16,581,277	$3,927,648

(1)	Applicable to termination of the DSB executive by Delphi without cause or by the DSB executive for good reason, as such terms are defined in the employment agreements covering situations other than a change in control. Represents the total of 18 monthly payments equivalent to 18 months’ base salary plus 18 months of annual bonus incentive target using each DSB executive’s base salary as of December 31, 2006 prior to voluntary agreement to waive a portion while the Company is in chapter 11 proceedings (see Note 3 to the Summary Compensation Table, and assuming the same incentive target awards for each performance period under the Revised AIP as reported in the Grant of Plan-Based Awards Table). See the description of the terms of the employment agreements in “Compensation, Discussion and Analysis — Elements of Post-Termination Compensation-Employment Agreements.”

(2)	Represents the aggregate value of the following amounts payable under the change in control agreements described above assuming a change in control but continuation of employment:

•	The vesting of unvested options to purchase common stock listed in the Outstanding Equity Awards at Fiscal Year-End Table above. Since all of the unvested options have an exercise price per share greater than the closing stock price of a share of Delphi common stock as reported on the Pink Sheets LLC, a quotation service for over the counter securities, of $3.82 on December 31, 2006 (the “Year-End Closing Price”) the accelerated vesting of such options is assumed to have no value.

•	The delivery of cash in the amount of the Year-End Closing Price for each unvested restricted stock unit listed in the Outstanding Equity Awards at Fiscal Year-End Table above. Assumes no change in value for undelivered shares of common stock that the Company determined not to issue with respect to restricted stock units that vested after the Company’s chapter 11 filing date of October 8, 2005.

•	The funding of 150% of the target awards granted under the Revised AIP assuming a target equivalent to the 6 month performance period of July through December 31, 2006 as reported in the Grants of Plan-Based Awards Table above.

•	The funding of all year-end balances in the BEP as listed in the Nonqualified Deferred Compensation Table.

•	The present value of the SERP benefit payable in the event of a change in control. In the event of a change in control, the calculation of SERP benefits would reflect additional service as required by the individual agreement, an increase in average monthly base compensation to reflect additional base pay that becomes payable, and an increase in the average total direct compensation to reflect additional base pay and bonus pay that becomes payable. The SERP becomes fully vested, payable as an annuity commencing at the age of the executive on the date of the Change of Control with no reduction for early commencement.

•	The incremental cost to the Company to offset any excise tax required to be paid by the named executive officer under Section 4999 of the Code.

(3)	Represents the aggregate value of the following additional amounts payable under the change in control agreements assuming amounts paid or funded after a change in control as described in Note (2) have been provided, see summary of terms of change in control agreements above;

•	Payment in cash to each named executive officer representing a multiple (specified below) of the sum of annual base salary prior to voluntary agreement to waiver a portion while the Company is in chapter 11 proceedings (see Note 3 to the Summary Compensation Table) plus one year of target bonuses under the Revised AIP portion of the KECP using the targets as reported in the Grant of Plan-Based Awards Table:

Name	Annual Base Salary	Annual Targets	Multiple	Total

Rodney O’Neal	$1,150,000	$1,000,000	3	$6,450,000
Robert J. Dellinger	$750,000	$700,000	3	$4,350,000
Mark R. Weber	$700,000	$735,000	3	$4,305,000
Guy C. Hachey	$645,000	$630,000	3	$3,825,000

•	Incremental cost to the Company of providing health and life insurance coverage for 36 months, car benefits including tax gross-up for 1 year and financial advisory services for two years.

•	Incremental cost of $50,000 for each named executive officer for outplacement services.

In the event a named executive officer’s employment terminates by reason of death, disability or a qualified retirement, the named executive officer will become entitled to receive benefits accrued under Delphi’s defined benefit and defined contribution plans described above, see “Elements of Post-Termination Compensation — Retirement Programs” and “— Benefit Equalization Plan.” The narrative disclosure accompanying the Pension Benefits Table, above describes the general terms of each pension plan in which the named executive officers participate, the years of credited service and the present value of each named executive’s accumulated pension benefit assuming payment begins at age 62 or, for Mr. Miller, age 74. The table below provides the pension benefits under the 2 plans that would have become payable if the named executives had died, become disabled or voluntarily terminated as of December 31, 2006.

•	In the event of death before retirement, the surviving spouse may elect to receive a benefit based upon the accrued pension benefits either (1) in the form of an annuity as if the named executive officer retired and elected the spousal 65% joint and survivor annuity option prior to death (50% if the named executive officer is not retirement eligible) or (2) as an actuarially equivalent immediate lump sum payment. The amount payable depends on several factors, including employee contributions and the ages of the executive and the surviving spouse. Each of the named executives, other than Mr. Miller and Mr. Dellinger, would be entitled to receive annuity distributions promptly following death. Mr. Miller and Mr. Dellinger would not have 5 years of vesting service at December 31, 2006 and thus are not eligible for this benefit at this time.

•	In the event a disability occurs before retirement, the named executive officer may elect an annuity payment of accrued pension benefits, payable immediately. This benefit is unreduced for early commencement. The amount of disability payment will also vary depending on a variety of factors. Each of the named executive officers, other than Mr. Miller and Mr. Dellinger, would be entitled to receive annuity distributions promptly following disability.

Note that the retiree medical plan does not discriminate in favor of the highly paid and is generally available to all salaried employees who were employed prior to January 1, 1993. As of December 31, 2006 no named executive officer had any unvested benefits under any company tax-qualified defined contribution plan.

The table below shows (a) the annual benefit payable for the life of the surviving spouse in the case of the named executive’s death, (b) the annual benefit payable to a named executive officer as a 65% joint and survivor annuity to the executive in the case of disability and (c) the annual benefit payable to the named executive officers as a 65% joint and survivor annuity at 55 if not retirement eligible, or immediately if already retirement eligible. Additionally, note that payments for Mr. Weber and Mr. O’Neal are subject to redetermination at age 62. Their redetermined benefits are also shown in the table. Currently Mr. Hachey is not retirement eligible and thus his payments are assumed to commence at age 55. Payments would be made on a monthly basis.

					Voluntary
					Termination/
		Survivor		Voluntary	Retirement
		Annuity	Annuity	Termination or	Annuity ($)
		In Case	In Case of	Retirement	Redetermined
Name	Plan Name	of Death	Disability($)	Annuity	at age 62

Robert S. Miller	Delphi SRP	$—	—	$1,639	—
	SERP	$—	—	—	—
Rodney O’Neal	Delphi SRP	$57,279	$105,059	$46,393	$88,121
	SERP	$140,876	—	—	—
Robert J. Dellinger	Delphi SRP	$—	—	—	—
	SERP	$—	—	—	—
Mark R. Weber	Delphi SRP	$73,763	$130,419	$90,261	$113,481
	SERP	$227,431	$349,894	—	—
Guy C. Hachey	Delphi SRP	$44,956	$96,319	$34,196	—
	SERP

As stated in the narrative discussion accompanying the Pension Benefits Table, the named executive officer’s benefits under the SERP are generally forfeitable if their employment terminates before age 62 for reasons other than death or disability.

In addition to these amounts, upon the death or disability of a named executive officer, the officer (or his estate) is entitled to receive a lump-sum payment of one year’s annual base salary as set forth in Note 3 to the Summary Compensation Table. In the case of death, disability or a qualified retirement, named executive officers are also entitled to receive a pro-rata amount (based on length of service during the applicable performance period) of any payout of a previously granted incentive based compensation award. In addition all unvested restricted stock unit awards immediately vest, though as noted earlier, the Company has determined not to issue any additional shares of common stock in respect of awards that vest subsequent to the Company’s chapter 11 filing date of October 8, 2005. Lastly, any options held by the separating named executive officer continue vesting in accordance with the terms of the original award, and expire on the earlier of the original expiration date, or (i) in the case of death or disability, three years from the date of separation, or (ii) in the case of a qualified retirement, five years from the date of separation. For the market value at December 31, 2006 of total equity awards outstanding that would be impacted by these provisions, see Outstanding Equity Awards at Fiscal Year-End Table, above.

Director Compensation

We do not pay our employee directors additional compensation for their service as directors or committee members. We pay our non-employee directors on a quarterly basis in cash. Prior to 2005, we paid our directors through a combination of cash and notional shares of Delphi common stock (“Delphi common stock units”). The portion of each non-employee director’s annual compensation that was paid in Delphi common stock units was automatically deferred until he or she no longer served on our Board under the terms of Delphi’s Deferred Compensation Plan for Non-Employee Directors (the “Director Plan”). In addition, directors could also, and through 2005, generally chose to, elect annually to voluntarily defer the entire cash portion of their retainer into additional Delphi common stock units. All amounts deferred as Delphi common stock units accrue dividend equivalents on a quarterly basis and are paid out in cash seven months after the director leaves the Board. On December 6, 2005, the Compensation Committee of the Board of Directors cancelled the provisions of the Director Plan with respect to all future payments of director compensation. However, the plan remains in place with respect to past deferrals and no amounts are to be distributed except in accordance with its existing provisions, i.e. paid out in cash seven months after the director leaves the Board.

The table below lists the 2006 compensation for our non-employee directors and earnings on the amounts previously deferred. As reflected below, Delphi’s lead independent director, Mr. Opie, received an annual retainer of $200,000. The Chair of Delphi’s Audit Committee, Mr. Brust, received an annual retainer of $155,000. The Chair of Delphi’s Compensation and Executive Development Committee, Mr. Colbert and the Chair of Delphi’s Corporate Governance and Public Issues Committee, Mr. Farr, each received an annual retainer of $150,000. All other non-employee directors received an annual retainer of $140,000. The fees for a director who joins or leaves the Delphi board during the fiscal year are pro rated for his or her period of service.

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned or	Stock	Option	Non-Equity	Deferred
	Paid in	Awards	Awards	Incentive Plan	Compensation	All Other
Name	Cash($)	($)	($)	Compensation($)	Earnings($)(6)	Compensation($)	Total($)

Oscar de Paula Bernardes Neto	$140,000	—	—	—	—	—	$140,000
Robert H. Brust	$155,000	—	—	—	—	—	$155,000
Virgis W. Colbert(1)	$150,000	—	—	—	—	—	$150,000
John D. Englar(2)	$64,167	—	—	—	—	—	$64,167
David N. Farr	$150,000	—	—	—	—	—	$150,000
Raymond J. Milchovich	$140,000	—	—	—	—	—	$140,000
Craig G. Naylor	$140,000	—	—	—	—	—	$140,000
John D. Opie	$200,000	—	—	—	—	—	$200,000
Martin E. Welch III(3)	$38,889	—	—	—	—	—	$38,889
John H. Walker	$140,000	—	—	—	—	—	$140,000
Shoichiro Irimijiri(4)	$35,000	—	—	—	—	$119,131	$154,131
Bernd Gottschalk(5)	$101,111	—	—	—	—	—	$101,111

(1)	Mr. Colbert resigned from the Delphi Board effective January 1, 2007. Per the terms of the Director Plan, his deferred stock unit account will paid out seven months following his resignation from the Board, or August 2007. The account will be valued at the average closing price of Delphi’s common stock over the quarterly period prior to the pay out date, in this case the second quarter of 2007.

(2)	Mr. Englar joined the Delphi Board effective July 18, 2006.

(3)	Mr. Welch joined the Delphi Board effective September 20, 2006.

(4)	Mr. Irimajiri resigned from the Delphi Board effective March 31, 2006. Per the terms of the Director Plan, Mr. Irimajiri received the value of his deferred stock unit account seven months after his resignation from our Board, in November 2006. The value of the deferred stock unit account was based on the average closing stock prices of Delphi for the quarterly period prior to the payout, the third quarter of 2006, of $1.45 per share.

(5)	Dr. Gottschalk resigned from the Delphi Board effective September 20, 2006. Per the terms of the Director Plan, his deferred stock unit account will paid out seven months following his resignation from the Board, or April 2007. The account will be valued at the average closing price of Delphi’s common stock over the quarterly period prior to the pay out date, in this case the first quarter of 2007.

(6)	There were no above-market or preferential earnings in the Delphi Board compensation that were deferred pursuant to the Director Plan. The December 31, 2006 balance of each director’s common stock units account is set forth below:

Name	Number of Common Stock Units

Oscar de Paula Bernardes Neto	76,206
Robert H. Brust	64,882
Virgis W. Colbert	79,416
John D. Englar	—
David N. Farr	63,494
Raymond J. Milchovich	—
Craig G. Naylor	19,078
John D. Opie	141,914
Martin E. Welch III	—
John H. Walker	—
Bernd Gottschalk	77,880

Compensation Committee

Delphi continues to maintain the Compensation and Executive Development Committee of the Board of Directors (the “Compensation Committee”) as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange. Throughout 2006, the Compensation Committee was composed of four individuals, including the Chairman, Mr. Colbert, Mr. Milchovich, Mr. Naylor, and Mr. Opie, each of whom met the independence requirements as set forth in the listing standards of the New York Stock Exchange. Effective January 1, 2007, Mr. Colbert retired from Delphi’s Board of Directors, Mr. Naylor became the Chairman of the Compensation Committee and Mr. Englar, also an independent director, joined the Compensation Committee. Effective February 6, 2007, Mr. Opie stepped down from the Compensation Committee and the Audit Committee. He continues to serve as Delphi’s Lead Director and on the Corporate Governance and Public Issues Committee. For additional information on the criteria established by the Board of Directors for evaluating independence, see Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K. The Compensation Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com). The scope of responsibilities, authority and the role of executive officers and outside compensation consultants in determining or recommending the amount or form of executive and director compensation is described above, in the section of this Item 11 titled “Compensation Discussion and Analysis.”

Compensation Committee Interlocks and Insider Participation

There were no transactions or relationships involving any member of the Compensation and Executive Development Committee required to be disclosed pursuant to this Item 11, other than amounts paid to the members of the committee disclosed under “Director Compensation” above and other than our agreement to advance funds, in accordance with our bylaws and as approved by the Bankruptcy Court, for attorney’s fees and other expenses they incur in connection with ongoing litigation matters disclosed pursuant to Item 13 of this Annual Report on Form 10-K.

Compensation Committee Report

The Compensation and Executive Development Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”), appearing above in this Item 11 of this Annual Report on Form 10-K. Based on such review and discussions, the Committee has recommended to the Board of Directors that the CD&A be included herein.

Compensation and Executive Development Committee
Craig G. Naylor, Chairman
John D. Englar
Raymond J. Milchovich

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Management and More Than 5% Stockholders

The table below shows how much of our common stock was beneficially owned as of January 31, 2007 (unless another date is indicated) by (i) each director (who was serving as a director as of that date) (ii) each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report on Form 10-K, (iii) each person known by Delphi to beneficially own more than 5% of our common stock and (iv) all directors and executive officers as a group. In general, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days of January 31, 2007 (such as by exercising options).

		Stock
		Which May
	Shares	Be Acquired
	Beneficially	Within
Name and Address (1)	Owned(2)	60 Days(3)	Total	Percent

Robert S. Miller	—	—	—	*
Rodney O’Neal	99,005	1,049,104	1,148,109	*
Robert J. Dellinger	—	—	—	*
Mark R. Weber	74,248	953,121	1,027,369	*
Guy C. Hachey	—	520,734	520,734	*
Oscar de Paula Bernardes Neto	—	—	—	*
Robert H. Brust	—	—	—	*
John D. Englar	—	—	—	*
David N. Farr	—	—	—	*
Raymond J. Milchovich	—	—	—	*
Craig G. Naylor	—	—	—	*
John D. Opie	10,000	—	10,000	*
John H. Walker	—	—	—	*
Martin E. Welch III	—	—	—	*
David B. Wohleen (4)	87,986	1,027,026	1,115,012	*
Appaloosa Management L P(5)
26 Main Street
Chatham, NJ 07928	84,479,781	—	84,479,781	15.0%
Harbinger Capital Partners Master Fund I, Ltd. (6)
c/o International Fund Services (Ireland) Limited
3rd Floor, Bishop’s Square, Redmond’s Hill,
Dublin 2, Ireland	26,450,000	—	26,450,000	4.7%
Highland Capital Management, L.P. (7)
Two Galleria Tower
13455 Noel Road, Suite 800
Dallas, Texas 75240	49,551,415	—	49,551,415	8.8%
Merrill Lynch, Pierce, Fenner & Smith Inc. (8)
c/o Merrill Lynch & Co., Inc.
4 World Financial Center
250 Vesey Street
New York, NY 10080	1,475,287	—	1,475,287	0.3%
UBS Securities LLC (9)
299 Park Avenue
New York, NY 10171	4,422,207	—	4,422,207	0.8%
All directors and executive officers as a group (23 persons) (10)	307,241	5,743,666	6,050,907	*

*	Less than 1% of Delphi’s total outstanding common stock. The percentages shown in the table are based on the total number of shares of Delphi’s common stock outstanding on January 31, 2007.

Notes

(1)	Except as otherwise indicated in the table, the business address of the beneficial owners is c/o Delphi Corporation, 5725 Delphi Drive, Troy, MI 48098. See also note (4) regarding Mr. Wohleen.

(2)	Includes shares:

•	As to which the named person has sole voting and investment power,

•	As to which the named person has shared voting and investment power with a spouse

(3)	Includes stock options which became exercisable before October 8, 2005, the date Delphi filed for reorganization cases under chapter 11 of the U.S. Bankruptcy Code, but does not include stock options which became or will become exercisable and restricted stock units which vested or will vest after such date and within 60 days of January 31, 2007. To date, Delphi has not issued common stock associated with restricted stock units granted but unvested at the time of the Chapter 11 Filings that subsequently vested. However, as events occur in connection with the reorganization cases, including in connection with the Plan Framework Support Agreement and the Equity Purchase and Commitment Agreement described in Item 1. Framework Agreement with Potential Plan Investors of this Annual Report on Form 10K, Delphi may in the future consider delivering common stock for restricted stock units that vested during prior periods.

(4)	Mr. Wohleen retired effective June 1, 2006. The direct shares reflect his ownership position as of 6/1/2006.

(5)	Based on a Schedule 13D dated January 12, 2007 filed by Appaloosa Management LP with the Securities and Exchange Commission. As noted in such Schedule 13D, as a result of the Plan Framework Support Agreement and Equity Purchase and Commitment Agreement described in Item 1. Framework Agreement with Potential Plan Investors of this Annual Report on Form 10K, Appaloosa Management LP and its affiliated reporting persons are deemed to be the beneficial owners of shares of Delphi Common Stock owned by Harbinger Capital Partners Master Fund I, Ltd. and its related entities, Merrill Lynch, Pierce, Fenner & Smith Inc. and UBS Securities LLC.

(6)	Based on a Schedule 13D dated January 12, 2007 filed by Harbinger Capital Partners Master Fund I, Ltd. with the Securities and Exchange Commission. As noted in such Schedule 13D, as a result of the Plan Framework Support Agreement and Equity Purchase and Commitment Agreement described in Item 1. Framework Agreement with Potential Plan Investors of this Annual Report on Form 10K, Harbinger Capital Partners Master Fund I, Ltd. and its affiliated reporting persons are deemed to be the beneficial owners of shares of Delphi Common Stock owned by Appaloosa Management L.P. and its related entities, Merrill Lynch, Pierce, Fenner & Smith Inc. and UBS Securities LLC.

(7)	Based on a Schedule 13D dated January 9, 2007 filed by Highland Capital Management, L.P., with the Securities and Exchange Commission.

(8)	Based on a Schedule 13D dated January 18, 2007 filed by Merrill Lynch, Pierce, Fenner & Smith Inc. with the Securities and Exchange Commission. As noted in such Schedule 13D, as a result of the Plan Framework Support Agreement and Equity Purchase and Commitment Agreement described in Item 1. Framework Agreement with Potential Plan Investors of this Annual Report on Form 10K, Merrill Lynch, Pierce, Fenner & Smith Inc., and its affiliated reporting persons are deemed to be the beneficial owners of shares of Delphi Common Stock owned by Appaloosa Management L.P. and its related entities, Harbinger Capital Partners Master Fund I, Ltd. and UBS Securities LLC.

(9)	Based on a Schedule 13D dated December 18, 2006 filed by UBS Securities LLC with the Securities and Exchange Commission. As noted in such Schedule 13D, as a result of the Plan Framework Support Agreement and Equity Purchase and Commitment Agreement described in Item 1. Framework Agreement with Potential Plan Investors of this Annual Report on Form 10K, UBS Securities LLC and its affiliated reporting persons are deemed to be the beneficial owners of shares of Delphi Common Stock owned by Appaloosa Management L.P. and its related entities, Harbinger Capital Partners Master Fund I, Ltd. and Merrill Lynch, Pierce, Fenner & Smith Inc.

(10)	Excludes shares of common stock reported as beneficially owned by Mr. Wohleen, who is no longer an executive officer of the Company.

Related Stockholder Matters

In connection with its reorganization cases, Delphi cancelled future grants of stock-based compensation under its long-term compensation plans. Prior to the reorganization cases, Delphi had authorized future issuances of common stock to its named executive officers and other employees, pursuant to options granted under long-term compensation plans. The table below summarizes the options outstanding against those plans as of December 31, 2006 and includes any options and restricted stock units granted and unvested at the time of the Chapter 11 Filings on October 8, 2005. Delphi will not issue any common stock for these unvested awards. A more detailed description of these plans and awards made pursuant thereto is contained in the “Compensation of Executive Officers” section appearing elsewhere in this Annual Report on Form 10-K.

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

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights (1)	and rights (2)	compensation plans
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	64,057	$12.55	—
Equity compensation plans not approved by stockholders	19,847	$16.48	—

Total	83,904	$13.58	—

Notes

(1)	Includes approximately 56.0 million outstanding options and approximately 8.1 million outstanding restricted stock units.

(2)	Includes weighted-average exercise price of outstanding options only.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Transactions with Related Persons

During 2006 there were no transactions or business relationships involving directors, executive officers or any other related persons and no indebtedness of management required to be disclosed pursuant to this Item 13 other than the compensation arrangements described in response to Item 11, Executive Compensation and as set forth below.

As required by our bylaws, we have agreed to advance funds, to the fullest extent permitted and in the manner required by the laws of the State of Delaware, on behalf of certain present and former officers and directors of the Corporation, including certain of the named executive officers, for attorney’s fees and other expenses they incur in connection with the previously disclosed ongoing investigation by the U.S. Securities and Exchange Commission and the Department of Justice into certain accounting matters. We have also agreed to advance funds to certain former and current employees in the same manner and to the same extent. With respect to former employees and directors, including former officers, our authority to advance fees and expense on their behalf is further subject to conditions stipulated by the Court, as set forth in the first day orders, including in each instance receipt of approval of the Compensation Committee of the Board of Directors, which may be granted only if advances are not available from other sources. In addition, total amounts advances on behalf of all former directors and employees may not exceed $5 million. The Compensation Committee has determined to not authorize advancement of funds for certain former officers and employees, including those who resigned after the Audit Committee expressed concerns regarding the role such former officers and employees played in structuring or supervising others with respect to the transactions that were subject of our restatement.

Our obligation to advance funds to officers, and to voluntarily advance funds to other employees, is subject to the requirement in our bylaws that these individuals agree to reimburse the Company for any expenses advanced in the event such person is ultimately determined to have not acted in good faith and in the best interests of the Company.

Review, Approval or Ratification of Transactions with Related Persons

In early 2007, the Company formalized the process by which it reviews and approves transactions in which the Company and/or one or more related persons (as defined by Item 404 of Regulation S-K of the Securities Exchange Act of 1934) participate (“related person transactions”). Although the Company has always had procedures in place, including conflict of interest surveys administered by its internal audit staff and director and officer questionnaires administered by its legal staff, to identify for evaluation by the Board and top management such transactions, the Company has strengthened these procedures and in addition, adopted a written policy requiring that all related person transactions other than: (1) transactions available to all employees generally on the same terms and conditions, and (2) transactions involving less than $120,000 when aggregated with all similar transactions, be approved or ratified by either the Audit Committee of the Board of Directors, a group of disinterested members of the Board of Directors or, in the case of transactions involving compensation, approved by the Compensation and Executive Development Committee of the Board of Directors. In completing its review of proposed related person transactions, the Audit Committee considers the aggregate value of the transaction, the nature of the relationships involved and whether the transaction would impair any executive’s or director’s exercise of independent judgment with respect to matters involving the Company, and whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party. In addition, the Audit Committee identifies any situation where a significant opportunity may be presented to management or a member of the Board of Directors that may equally be available to the Company, and in such cases, such opportunity must be presented to the entire Board of Directors for consideration prior to approval of the transaction with respect to a related party.

DIRECTOR INDEPENDENCE

Delphi continues to maintain compliance with the listing standards of the New York Stock Exchange governing the composition of its Board of Directors, including the requirements that a majority of independent directors comprise its Board and that only independent directors serve on its Audit Committee, Compensation and Executive Development Committee and Corporate Governance and Public Issues Committee (Delphi’s nominating committee). The Board of Directors consists of eleven directors and all but two qualified as “independent” as such term is defined by the New York Stock Exchange listing requirements. To be considered independent, the Board of Directors must determine each year that a director does not have any direct or indirect material relationship with Delphi. When assessing the “materiality” of any relationship a director has with Delphi, the Board of Directors reviews all the relevant facts and circumstances of the relationship to assure itself that no commercial or charitable relationship of a director impairs such director’s independence.

The Board of Directors established guidelines, which are set forth in the corporate governance guidelines published on Delphi’s Internet site (www.delphi.com), to assist it in determining director independence under the New York Stock Exchange listing requirements. In particular, a director will not be considered independent if, within the preceding three years the director had any of the following relationships with Delphi:

•	the director was employed by Delphi;

•	an immediate family member of the director was employed by Delphi as an officer;

•	the director was employed by or affiliated with Delphi’s independent auditor;

•	an immediate family member of the director was employed by Delphi’s independent auditor as a partner, principal or manager;

•	a Delphi executive officer was on the compensation committee (or a committee performing similar functions) of the board of directors of a company which employed the Delphi director, or which employed an immediate family member of the director as an officer; or

•	the director or an immediate family member of the director received more than $100,000 in direct compensation from Delphi (other than payments for current or past service as a director, or in the case of a family member, for compensation received for service as a non-executive employee of Delphi).

When evaluating all the facts and circumstances, the following commercial or charitable relationships will not in and of themselves be considered to be material relationships that would impair a director’s independence:

•	the director is an employee of another company that does business with Delphi and the annual sales to, or purchases from, Delphi are less than two percent of the annual revenues of the company he or she serves as an employee;

•	the director is an employee of another company which is indebted to Delphi, or to which Delphi is indebted, and the total amount of either company’s indebtedness to the other is less than two percent of the total consolidated assets of the company he or she serves as an employee; and

•	the director serves as an officer, director or trustee of a charitable organization, and Delphi’s discretionary charitable contributions to the organization are less than two percent of that organization’s total annual charitable receipts.

The Board of Directors has affirmatively determined that each of the following directors qualify as independent: Oscar de Paula Bernardes Neto, Robert H. Brust, John D. Englar, David N. Farr, Raymond J. Milchovich, Craig G. Naylor, John D. Opie, John H. Walker and Martin E. Welch. Throughout this Annual Report on Form 10K, we refer to these directors as our “independent directors.”

Mr. Opie, one of our independent directors, serves as Delphi’s Lead Director and presides over meetings of the independent directors. There are only two non-independent members of the Board of Directors, Robert S. Miller and Rodney O’Neal, who are employees of the Company. Neither Mr. Miller nor Mr. O’Neal serves on any of these committees, as indicated below. The current composition of each of Delphi’s standing committees is as follows:

Audit Committee — Robert H. Brust, Chairman; John H. Walker, and Martin E. Welch

Compensation & Executive Development Committee — Craig G. Naylor, Chairman; John D. Englar, and Raymond J. Milchovich

Corporate Governance & Public Issues Committee — David N. Farr, Chairman; Oscar De Paula Bernardes Neto, and John D. Opie

Prior to retiring from Delphi’s Board of Directors during 2006, Dr. Berndt Gottschalk served on Delphi’s Corporate Governance and Public Issues Committee and Virgis Colbert served as Chairman of Delphi’s Compensation and Executive Development Committee. During their tenure on the Board and their respective committees, both Dr. Gottschalk and Mr. Colbert were independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP served as the Company’s independent public accountants for the fiscal year ended December 31, 2005. Deloitte & Touche LLP completed its 2005 engagement with the issuance of its audit report and assessment of internal controls. The Audit Committee of the Board of Directors selected Ernst & Young LLP to serve as independent public accountants, effective January 1, 2006, for the fiscal year ended December 31, 2006. Ernst & Young LLP completed its 2006 engagement with the issuance of its audit report and assessment of internal controls, included herein.

The following table breaks out the components of aggregate fees billed or expected to be billed to Delphi by Ernst & Young LLP and affiliates (collectively, “E&Y”) for audit services related to their 2006 audits and other services performed in 2006 and Deloitte & Touche LLP and affiliates, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for audit services related to their 2005 audits and other services performed in 2005:

	2006	2005
	(dollars in millions)

Audit Fees	$17.9	$30.6
Audit-Related Fees	1.3	0.4
Tax Fees	0.7	0.7
All Other Fees	—	0.2

Total	$19.9	$31.9
Memo: Ratio of Tax and All Other Fees to Audit and Audit-Related Fees	0.0:1	0.0:1
Percentage of Aggregate Fees which were Audit or Audit-Related	96%	97%

Audit fees related primarily to the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q, statutory audits of certain of the Company’s subsidiaries, attestation of management’s assessment of internal control over financial reporting as of December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and various attest services.

Audit-related fees in 2006 related primarily to audits of carve-out financial statements and agreed upon procedures engagements. Audit-related fees in 2005 related primarily to employee benefit plan audits, accounting consultations, agreed-upon procedures engagements and services related to a regulatory investigation.

Tax fees related to the following:

1.	Tax compliance services such as assistance with tax return filing and preparation of required documentation in certain foreign countries, totaling $0.4 million in 2006 ($0.4 million in 2005).

2.	Tax planning, advice and other tax-related services including assistance with tax audits and appeals, general tax advice in the U.S. and certain foreign countries, and customs reports in Mexico, totaling $0.3 million in 2006 ($0.3 million in 2005).

All other fees represents non-U.S. expatriate tax support services, which were not subject to pre-approval pursuant to the de minimus exception but which were, in accordance with the Company’s pre-approval policies, reported to the Committee at the next meeting.

In considering the nature of the services provided by E&Y in 2006, the Audit Committee determined that they are compatible with their provision of independent audit services. The Audit Committee discussed these services with E&Y and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by E&Y in 2006 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures adopted by the Committee. This policy delineates the allowable audit, audit-related, tax, and other services which the independent auditor may perform. Prior to the beginning of each year, the Vice President of Corporate Audit Services (or the Chief Tax Officer in the case of tax services) develops a detailed description of the services to be performed by the independent auditor in each of these categories in the following year. This Service List is presented to the Audit Committee for approval. Services provided by E&Y during the following year that are included on the Service List and were approved in this manner are considered to have been pre-approved by the policies and procedures of the Audit Committee. Any requests for audit, audit-related and tax services not contemplated on the Service List and all other services must be submitted to the Committee for pre-approval as they arise during the year and cannot commence until such approval has been granted. Normally, this is done at regularly scheduled meetings, but approval authority between meetings has been delegated to the Chairman. On a regular quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date, the forecast for the calendar year and the projected ratio of tax and all other fees to audit and audit-related fees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Exhibit Name

(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(b)	Certificate of Ownership and Merger, dated March 13, 2002, merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.

Exhibit
Number	Exhibit Name

(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit(4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005, as amended by the Second Amendment thereto, which is incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K dated January 18, 2007.
(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(4)(c)	Terms of the, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
(4)(e)	Terms of the 6.50% Notes due 2013, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated July 22, 2003 and filed July 25, 2003.
(4)(f)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(g)	Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(4)(h)	Terms of 8 1/4% junior subordinated notes due 2033, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated October 21, 2003 and filed October 23, 2003.
(4)(i)	Terms of adjustable rate junior subordinated notes due 2033, incorporated by reference to Exhibit 4.3 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to Delphi’s Registration Statement on Form S-1 (Registration No. 333-67333) (herein referred to as the “Registration Statement”).
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(d)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(e)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(f)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit (10)(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Exhibit Name

(10)(g)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(h)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(i)	Delphi Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(j) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.*
(10)(j)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(k)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(l)	Supplemental Executive Retirement Program, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*
(10)(m)	Stock Option Plan for Non-Executives, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.
(10)(n)	Delphi Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 4(d) to Delphi’s Registration Statement on Form S-8 (Registration No. 333-116729).*
(10)(o)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10(c) to Delphi Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.*
(10)(p)	2005 Executive Retirement Incentive Program Agreement dated May 13, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
(10)(q)	Special Separation Agreement & Release dated May 13, 2005 incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
(10)(r)	Offer letter outlining Mr. Robert S. Miller salary and benefits dated June 22, 2005, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on June 23, 2005.*
(10)(s)	Form of Employment Agreement for Officers of Delphi Corporation, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on October 7, 2005.*
(10)(t)	Employment Agreement with an Executive Officer dated October 5, 2005, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on October 14, 2005.*
(10)(u)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered February 17, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on February 23, 2006.*
(10)(v)	UAW-GM-Delphi Special Attrition Program agreement, dated March 22, 2006, among Delphi, General Motors Corporation and the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 27, 2006.
(10)(w)	Supplement to UAW-GM-Delphi Special Attrition Program Agreement dated March 22, 2006, incorporated by reference to Exhibit 10(d) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(x)	IUE-CWA-GM-Delphi Special Attrition program, dated June 16, 2006, incorporated by reference to Exhibit 10(e) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit
Number	Exhibit Name

(10)(y)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered July 21, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on July 27, 2006.*
(10)(z)	Plan Framework Support Agreement, dated as of December 18, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on December 18, 2006.
(10)(aa)	Refinanced Revolving Credit, Term Loan and Guaranty Agreement, dated as of December 18, 2006, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K filed on December 18, 2006.
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2006, 2005, 2004, 2003, and 2002.
(16)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K/A filed on December 19, 2005.
(21)	Subsidiaries of Delphi Corporation.
(23)(a)	Consent of Deloitte & Touche LLP.
(23)(b)	Consent of Ernst & Young LLP
(31)(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to Exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to Exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delphi Corporation
(Registrant)

By:	/s/ Rodney O’Neal
(Rodney O’Neal, Chief Executive Officer & President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Rodney O’Neal (Rodney O’Neal)	Chief Executive Officer & President (Principal Executive Officer)

/s/ Robert J. Dellinger (Robert J. Dellinger)	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Thomas S. Timko (Thomas S. Timko)	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Robert S. Miller, Jr. (Robert S. Miller, Jr.)	Executive Chairman of the Board of Directors

/s/ John D. Opie (John D. Opie)	Director (Lead Independent Director)

/s/ Oscar de Paula Bernardes Neto (Oscar de Paula Bernardes Neto)	Director

/s/ Robert H. Brust (Robert H. Brust)	Director

/s/ John. D. Englar (John. D. Englar)	Director

/s/ David N. Farr (David N. Farr)	Director

SIGNATURES (concluded)

/s/ Raymond J. Milchovich (Raymond J. Milchovich)	Director

/s/ Craig G. Naylor (Craig G. Naylor)	Director

/s/ John H. Walker (John H. Walker)	Director

/s/ Martin E. Welch III (Martin E. Welch III)	Director

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

(12)		Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2006, 2005, 2004, 2003, and 2002.
(21)		Subsidiaries of Delphi Corporation.
(23	)(a)	Consent of Deloitte & Touche LLP.
(23	)(b)	Consent of Ernst & Young LLP.
(31	)(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31	)(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32	)(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32	)(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.