Form 10-Q
period 2007-03-31
DELPHI CORP
filed 2007-05-07
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑. No ☐.

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

As of March 31, 2007 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$2,786	$3,217
Other customers	3,889	3,756

Total net sales	6,675	6,973

Operating expenses:
Cost of sales, excluding items listed below	6,222	6,559
Depreciation and amortization	257	270
Long-lived asset impairment charges	160	—
Selling, general and administrative	391	376

Total operating expenses	7,030	7,205

Operating loss	(355)	(232)
Interest expense (contractual interest expense for the three months ended March 31, 2007 and 2006 was $124 million and $140 million, respectively)	(91)	(99)
Loss on extinguishment of debt	(23)	—
Other income, net	21	11

Loss before reorganization items, income taxes, minority interest, equity income, and cumulative effect of accounting change	(448)	(320)
Reorganization items	(39)	(13)

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change	(487)	(333)
Income tax expense	(49)	(40)

Loss before minority interest, equity income, and cumulative effect of accounting change	(536)	(373)
Minority interest, net of tax	(12)	(10)
Equity income, net of tax	15	17

Loss before cumulative effect of accounting change	(533)	(366)
Cumulative effect of accounting change, net of tax	—	3

Net loss	$(533)	$(363)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(0.95)	$(0.66)
Cumulative effect of accounting change	—	0.01

Basic and diluted loss per share	$(0.95)	$(0.65)

Dividends declared per share	$—	$—

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,487	$1,667
Restricted cash	147	146
Accounts receivable, net:
General Motors and affiliates	1,996	2,078
Other	3,126	2,691
Inventories, net:
Productive material, work-in-process and supplies	1,521	1,598
Finished goods	653	577
Other current assets	482	458

Total current assets	9,412	9,215
Long-term assets:
Property, net	4,473	4,695
Investments in affiliates	429	417
Goodwill	380	378
Other intangible assets, net	47	51
Other	603	636

Total long-term assets	5,932	6,177

Total assets	$15,344	$15,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt	$3,741	$3,339
Accounts payable	3,098	2,820
Accrued liabilities	1,872	2,211

Total current liabilities	8,711	8,370
Long-Term liabilities:
Other long-term debt	49	49
Employee benefit plan obligations	564	550
Other	860	859

Total long-term liabilities	1,473	1,458
Liabilities subject to compromise	17,526	17,416

Total liabilities	27,710	27,244

Minority interest	208	203
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2007 and 2006	6	6
Additional paid-in capital	2,772	2,769
Accumulated deficit	(12,444)	(11,893)
Accumulated other comprehensive loss:
Employee benefit plans	(3,041)	(3,041)
Other	185	156

Total accumulated other comprehensive loss	(2,856)	(2,885)
Treasury stock, at cost (3.2 million shares in 2007 and 2006)	(52)	(52)

Total stockholders’ deficit	(12,574)	(12,055)

Total liabilities and stockholders’ deficit	$15,344	$15,392

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in millions)

Cash flows from operating activities:
Net loss	$(533)	$(363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	270
Long-lived asset impairment charges	160	—
Deferred income taxes	3	(3)
Pension and other postretirement benefit expenses	284	402
Equity income	(15)	(17)
Reorganization items	39	13
Loss on extinguishment of debt	23	—
Changes in operating assets and liabilities:
Accounts receivable, net	(676)	(616)
Inventories, net	1	(85)
Other assets	(36)	(85)
Accounts payable	342	325
Accrued and other long-term liabilities	146	205
Other, net	(27)	3
U.S. employee special attrition program payments, net of reimbursement by GM	(217)	—
Pension contributions	(92)	(74)
Other postretirement benefit payments	(40)	(57)
Net payments for reorganization items	(30)	(11)

Net cash used in operating activities	(411)	(93)

Cash flows from investing activities:
Capital expenditures	(192)	(251)
Proceeds from sale of property	10	6
Proceeds from sale of non-U.S. trade bank notes	36	31
Increase in restricted cash	—	(2)
Other, net	(10)	(16)

Net cash used in investing activities	(156)	(232)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility, net of issuance cost	3,321	—
Repayments of borrowings under debtor-in-possession facility	(250)	—
Repayments of borrowings under prepetition term loan facility	(988)	—
(Repayments of) proceeds from borrowings under revolving credit facility	(1,508)	2
Repayments of borrowings under refinanced debtor-in-possession facility	(255)	—
Repayments under cash overdraft	—	(29)
Net borrowings (repayments) under other debt agreements	62	(7)
Other, net	(7)	(9)

Net cash provided by (used in) financing activities	375	(43)

Effect of exchange rate fluctuations on cash and cash equivalents	12	16

Decrease in cash and cash equivalents	(180)	(352)
Cash and cash equivalents at beginning of period	1,667	2,221

Cash and cash equivalents at end of period	$1,487	$1,869

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in millions)

Net loss	$(533)	$(363)
Other comprehensive income:
Currency translation adjustments, net of tax	26	49
Net change in unrecognized gain on derivative instruments, net of tax	3	(6)

Other comprehensive income	29	43

Comprehensive loss	$(504)	$(320)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”), is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s consolidated financial statements and notes thereto included in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the first quarter of 2007, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation and healthcare. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. During the first quarter of 2007, Delphi recorded impairment charges of $160 million related to long-lived assets. Refer to Note 5. Long-Lived Asset Impairment for more information.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower its operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $119 million and $46 million included in cost of sales for the three months ended March 31, 2007 and 2006, respectively. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for employee termination benefits and other exit costs related to non-core product lines, included in the amount above.

At-Risk Short-Term Compensation Plan — Delphi and its affiliated Debtors maintain an at-risk short-term compensation plan (the “ARC”) which provides bi-annual compensation award opportunities to covered executives based on achievement of corporate and divisional targets based on the Debtors’ forecasted financial results for each six-month performance period. The terms and conditions of the ARC, including the establishment of corporate and divisional targets and payout levels for each six-month performance period are subject to the approval of the Court. The ARC was first implemented pursuant to an order entered February 17, 2006 covering the six-month period from January 1, 2006 through June 30, 2006 (the “ARC Order”), and has been continued for subsequent six-month periods (together with the initial six-month period, “Performance Periods”) through supplemental orders, most recently an order entered on March 29, 2007 (the “2007 Supplemental ARC Order”), authorizing Delphi to continue the ARC for the six-month period running from January 1, 2007 through June 30, 2007 under substantially the same terms and conditions outlined in the ARC Order. The ARC authorized by the 2007 Supplemental ARC Order would pay approximately $20 million for the achievement of target levels of performance and has a maximum payout of $37 million. An incentive plan mirroring the ARC continues to apply to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi outside the U.S. For more information regarding the 2007 Supplemental ARC Order refer to Delphi’s Current Report on Form 8-K filed on March 30, 2007. In the three months ended March 31, 2007 and March 31, 2006, Delphi recorded expense of $39 million and $52 million, respectively, related to executive and U.S. salaried employee incentive plans. Delphi paid $62 million in the first quarter 2007 for the second 2006 Performance Period. In conjunction with the February 17, 2006 approval of the ARC, certain compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of $21 million for compensation in the first quarter of 2006.

Share-Based Compensation — Delphi’s stock-based compensation programs include stock options, restricted stock units, and stock appreciation rights. The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires the Company to estimate forfeitures at the grant date. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). Total share-based compensation cost was $3 million and $9 million for the three months ended March 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The impact of initially applying FIN 48 was recognized as a cumulative effect adjustment increasing the opening balance of accumulated deficit by $18 million. Refer to Note 4. Income Taxes for more information regarding the impact of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Delphi is currently evaluating the requirements of SFAS 157, and has not yet determined the impact on its financial statements. Delphi expects to be required to use the new definition of fair value upon adoption of SFAS 157 as of January 1, 2008 and apply the disclosure requirements of SFAS 157 for Delphi’s 2008 financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008, which for Delphi is the end of fiscal year 2008. Delphi currently measures the funded status of certain of its plans, primarily the U.S. other postretirement benefit plans, as of September 30 of each year.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. Delphi is currently evaluating the requirements of SFAS 159, and has not yet determined the impact on its financial statements.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

On March 31, 2006, Delphi announced its transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines, announced on March 31, 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of the catalyst product line which has $81 million of year-to-date 2007 net sales and is included in the Powertrain Systems segment, and the Steering segment with $693 million of year-to-date 2007 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 13. Segment Reporting. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, during 2006 the Company decided that power products no longer fits within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and it is considered a non-core product line. The Company intends to sell or wind-down non-core product lines and manufacturing sites. These product lines and manufacturing sites were not classified as held for sale in the current period as the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the impairment or Disposal of Long-Lived Assets,” were not met as of March 31, 2007.

Also on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the 1113/1114 motion commenced in May 2006 and continued into June. Since that time the 1113/1114 motion has been adjourned on several occasions. A hearing on the motion is currently suspended until further order of the Court, except that the Court will promptly conduct a chambers conference within five business days of the termination of either of the EPCA or the PSA (both as defined herein) to set a hearing date on the motion as may then be requested by the Debtors. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the 1113/1114 motion. Pursuant to an order entered by the Court on April 27, 2007, the date by which a ruling on the 1113/1114 motion must be issued was extended to May 31, 2007. The order further provides that if the Debtors have filed a disclosure statement on or prior to May 31, 2007, the date by which a ruling on the 1113/1114 motion must be issued will be further extended to July 31, 2007, and that a “meet and confer” of the parties-in-interest will take place on May 23, 2007 and a chambers conference will take place on May 31, 2007. Representatives of certain unions whose labor agreements are subject to the motion, including the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”), have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing with the intention of reaching a consensual resolution, but the parties have not yet reached comprehensive agreements. The Debtors remain focused on pursuing consensual resolution with all of their stakeholders.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was initially scheduled to commence on September 28, 2006. The hearing on the motion has been adjourned on multiple occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and additional proceedings on the motion are currently suspended until further order of the Court, provided, however, that the Court will promptly conduct a chambers conference within five business days of the termination of either of the EPCA or PSA (both as defined herein) to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the motions. Pursuant to an order entered by the Court on April 27, 2007, a chambers conference has been scheduled for May 31, 2007. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions, and remains focused on resolving this matter as part of a consensual resolution with all of the Debtors’ stakeholders.

There can be no assurances that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court and the support of their stakeholders, including GM and the Debtors’ labor unions. The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan are finalized in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 112, “Employers’ Accounting for Postretirement Benefits,” SFAS 144, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as applicable. Costs recorded in the three months ended March 31, 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets of $158 million and employee termination benefits and other exits costs of $75 million, including $61 million related to a manufacturing facility in Cadiz, Spain discussed below.

Delphi’s Chapter 11 Filings related solely to its U.S. operations as Delphi’s operations outside of the United States generally are profitable and cash flow positive. Nevertheless, Delphi has been seeking and will continue to seek to optimize its manufacturing footprint to lower its overall cost structure. In recent years, Delphi has been reducing its manufacturing footprint in Western Europe. Delphi expects that such trend will continue. In particular, in February 2007 Delphi’s indirect wholly owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain, which manufactures chassis and steering products. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006, under which Delphi intends to focus on strategic product lines where it has significant competitive and technological advantages and sell or wind down non-core product lines. The facility, which has approximately 1,600 employees, is the primary asset of DASE. On March 12, 2007, Delphi’s Board of Directors authorized DASE to file a petition for Concurso, or bankruptcy, under Spanish law, exclusively for that legal entity. On March 20, 2007, DASE filed for Concurso and informed the Spanish court and the affected employees that Delphi would voluntarily provide funds sufficient to satisfy the separation allowance to which the affected employees are entitled under applicable Spanish law. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso and appointed Adalberto Canadas Castillo and PriceWaterhouse Coopers as insolvency managers (a third manager who is a creditor of DASE will be appointed at a later date). The Concurso will provide DASE support by managing the overall process of resolving the Puerto Real site in Cadiz, Spain in accordance with the applicable Spanish law, with the oversight of a judge and appointed receivers, who will address the legal interests of employees, suppliers and any other parties affected by the closure. Delphi recorded $61 million in the first quarter of 2007 as a component of cost of sales related to Delphi’s voluntary contribution to satisfy the legally required separation allowance for impacted employees. Delphi had previously recorded long-lived asset impairments for this facility in the fourth quarter of 2005 and does not expect to incur significant future impairments. Because DASE has been unable to reach agreement with the unions representing the affected employees, the ultimate amount incurred with respect to and the timing of the employee separations and other associated charges cannot be finally determined until the Concurso proceedings conclude. Delphi also believes that its ability to contribute further to assist DASE to make payments in excess of the legal requirement may be subject to the approval of the Court. As a result of the Concurso and possible Court proceedings Delphi is not currently able to estimate the expected completion date of these closure activities.

On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and entered into an amendment and supplement thereto on January 18, 2007 (collectively, the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. In addition, the PSA describes reorganization plan terms related to the terms of the preferred stock to be issued under the plan, the establishment of a joint claims oversight committee, certain corporate governance provisions, and certain conditions precedent to plan effectiveness. On January 12, 2007, the Bankruptcy Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept an investment proposal from affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS (together with the Investor Affiliates and Merrill, the “Plan Investors”), under the terms of an Equity Purchase and Commitment Agreement (“EPCA”), pursuant to which the Plan Investors would invest up to $3.4 billion in reorganized Delphi. The EPCA was entered into on January 18, 2007, and amended the same day. On February 28, 2007, Delphi and the Plan Investors entered into a further amendment (the “EPCA Amendment”) to the EPCA. Pursuant to the terms of the EPCA Amendment, the date by which the Company, the affiliate of Cerberus or the affiliate of Appaloosa have the right to terminate the EPCA on account of Delphi not having completed tentative labor agreements with Delphi’s principal U.S. labor unions and a consensual settlement of legacy issues with General Motors Corporation was extended. The EPCA Amendment provides that the day-to-day right to terminate will continue beyond February 28, 2007 through a future date to be established pursuant to a 14-day notice mechanism set forth in the EPCA Amendment. The EPCA Amendment also extends the deadline to make certain regulatory filings under the federal antitrust laws in connection with the framework transaction. On April 19, 2007, Delphi announced that the Debtors anticipate negotiating changes to the EPCA and the PSA. To date, none of the parties entitled to give notice of termination of the EPCA and PSA has done so, therefore, the EPCA and PSA remain effective as previously filed and have not been terminated or modified since the EPCA Amendment. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy, of the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information on the PSA and the EPCA.

The financial statements of the Debtors are presented as follows:

Basis of Presentation

Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Delphi’s non-Debtor subsidiaries are treated as non-consolidated affiliates in these financial statements and as such their net income is included as “Equity income (loss) income from non-Debtor affiliates, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor affiliates” in the balance sheet. The Debtors’ financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF
OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended
	March 31
	2007	2006

Net sales:
General Motors and affiliates	$2,295	$2,791
Other customers	1,534	1,811
Non-Debtor affiliates	260	154

Total net sales	4,089	4,756

Operating expenses:
Cost of sales, excluding items listed below	4,046	4,719
Depreciation and amortization	157	165
Long-lived asset impairment charges	157	—
Selling, general and administrative	254	256

Total operating expenses	4,614	5,140

Operating loss	(525)	(384)
Interest expense (contractual interest expense for the three months ended March 31, 2007 and 2006 was $112 million and $129 million, respectively)	(79)	(87)
Loss on extinguishment of debt	(23)	—
Other income, net	12	—

Loss before reorganization items, income tax benefit, equity income, and cumulative effect of accounting change	(615)	(471)
Reorganization items, net	(31)	(9)

Loss before income tax expense, equity income, and cumulative effect of accounting change	(646)	(480)
Income tax expense	(4)	(4)

Loss before equity income, and cumulative effect of accounting change	(650)	(484)
Equity income from non-consolidated affiliates, net of tax	14	14
Equity income from non-Debtor affiliates, net of tax	103	104

Loss before cumulative effect of accounting change	(533)	(366)
Cumulative effect of accounting change	—	3

Net loss	$(533)	$(363)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	March 31,
	2007	December 31,
	(Unaudited)	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$113	$376
Restricted cash	108	107
Accounts receivable, net:
General Motors and affiliates	1,649	1,739
Other third parties	977	906
Non-Debtor affiliates	389	328
Notes receivable from non-Debtor affiliates	352	346
Inventories, net:
Productive material, work-in-process and supplies	826	938
Finished goods	302	263
Other current assets	296	290

Total current assets	5,012	5,293
Long-term assets:
Property, net	2,007	2,240
Investments in affiliates	376	366
Investments in non-Debtor affiliates	3,402	3,273
Goodwill	152	152
Other intangible assets, net	34	36
Other	311	344

Total long-term assets	6,282	6,411

Total assets	$11,294	$11,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,072	$2,742
Accounts payable	1,271	1,108
Accounts payable to non-Debtor affiliates	446	434
Accrued liabilities	768	1,250

Total current liabilities	5,557	5,534
Employee benefit plan obligations and other	704	737
Liabilities subject to compromise	17,607	17,488

Total liabilities	23,868	23,759

Stockholders’ deficit:
Total stockholders’ deficit	(12,574)	(12,055)

Total liabilities and stockholders’ deficit	$11,294	$11,704

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended
	March 31,
	2007	2006
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(513)	$(228)

Cash flows from investing activities:
Capital expenditures	(67)	(101)
Proceeds from sale of property	5	6
Increase in restricted cash	—	—
Other, net	(4)	(24)

Net cash used in investing activities	(66)	(119)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility	3,321	—
Repayments of borrowings under debtor-in-possession facility	(250)	—
(Repayments of) proceeds from prepetition secured revolving credit facility, net	(1,508)	2
Repayments of borrowings under prepetition term loan facility	(988)	—
Repayments of borrowings under refinanced debtor-in-possession facility	(255)	—
Repayments under cash overdraft	—	(29)
Repayments of borrowings under other debt agreements	(4)	(3)

Net cash provided by (used in) financing activities	316	(30)

Decrease in cash and cash equivalents	(263)	(377)
Cash and cash equivalents at beginning of period	376	1,361

Cash and cash equivalents at end of period	$113	$984

3.	REORGANIZATION ITEMS

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

	Three Months Ended
	March 31,
	2007	2006
	(in millions)

Professional fees directly related to reorganization	$43	$31
Interest income	(4)	(16)
Gain on settlement of prepetition liabilities	—	(2)

Total Reorganization Items	$39	$13

For the three months ended March 31, 2007 and 2006, reorganization items resulted in $4 million and $15 million, respectively, of cash received entirely related to interest income and $34 million and $26 million, respectively, of cash paid for professional fees. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the official committee of unsecured creditors, the official committee of equity holders, the agents to the Company’s debtor-in-possession credit facilities (both the one in effect during the three months ended March 31, 2006 and the refinanced credit facility currently in effect) and prepetition credit facility, and the unions.

4.	INCOME TAXES

Effective January 1, 2007, Delphi adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48 as of January 1, 2007, Delphi recognized an $18 million increase primarily in its long-term liabilities with a corresponding increase to its accumulated deficit. As of the adoption date, Delphi had recorded liabilities for unrecognized tax benefits of $95 million (including interest and penalties of $25 million) of which $71 million, if recognized, would impact the effective tax rate. Delphi recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

There have been no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded during the quarter ended March 31, 2007. Delphi does not expect the overall change in unrecognized tax benefits over the next twelve months to be significant.

Delphi operates and files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Foreign taxing jurisdictions significant to Delphi include China, Mexico, Germany, France and Brazil. In the U.S., federal income tax returns for years prior to 2006 have been effectively settled. The examination of Delphi’s 2006 U.S. federal tax return is expected to be completed during 2007. With respect to foreign taxing jurisdictions significant to Delphi, Delphi’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2000. In addition, open tax years related to various states remain subject to examination but are not considered to be material.

5.	LONG-LIVED ASSET IMPAIRMENT

In accordance with SFAS 144, Delphi evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test the recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets.

As previously disclosed, Delphi’s Steering segment has been identified as a non-core product line, and Delphi has been in process of negotiating the disposition and sale of this business. Due to various factors, including the current Court proceedings, long-lived assets of Delphi’s Steering segment are accounted for as held-for-use under the provisions of SFAS 144.

Based on the ongoing sale and labor negotiations during March 2007, previous estimates of sale proceeds were reduced. Based on this development Delphi reassessed its estimated future cash flows and the related impact on potential sale proceeds. Delphi determined that an indicator of impairment was now present for its Steering segment U.S. assets. Delphi tested the recoverability of the Steering segment U.S. long-lived assets by comparing the estimated undiscounted future cash flows from its use and anticipated disposition of those assets to their carrying value. Based on its recoverability assessment, Delphi determined that the carrying value of its Steering assets at its U.S. sites exceeded the undiscounted estimated future cash flows at those sites. Accordingly, Delphi determined the fair value of its held-for-use long-lived assets at those sites by applying various valuation techniques, including discounted cash flow analysis, replacement cost and orderly liquidation value. As a result of its fair value assessment, Delphi recognized asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering segment of $152 million in the first quarter of 2007 which reduced the carrying value of the Steering segment long-lived assets to $380 million. Delphi also recognized $8 million of other long-lived asset impairment charges for operations in various segments. Refer to Note 13. Segment Reporting for long-lived asset impairment by segment.

6.	WEIGHTED AVERAGE SHARES

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the three months ended March 31, 2007 and 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Weighted average shares outstanding	561,782	561,782
Effect of dilutive securities	—	—

Diluted shares outstanding	561,782	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Anti-dilutive securities	72,070	81,082

7.	WARRANTIES

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

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2007:

March 31,
2007
(in millions)

Accrual balance at beginning of year	$388
Provision for estimated warranties accrued during the period	24
Settlements made during the period (in cash or in kind)	(27)
Foreign currency translation	2

Accrual balance at end of period	$387

Approximately $215 million and $214 million of the warranty accrual balance as of March 31, 2007 and December 31, 2006, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $172 million and $174 million of the warranty accrual balance as of March 31, 2007 and December 31, 2006, respectively, is included in liabilities subject to compromise (refer to Note 8. Liabilities Subject to Compromise).

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

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. To date, the Debtors have received approximately 16,600 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $37 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. The Debtors believe that many of these claims are duplicative, based on contingencies that have not occurred, or are otherwise overstated, and are therefore invalid. As a result, the Debtors believe that the aggregate amount of claims filed with the Court will likely exceed the amount that ultimately will be allowed by the Court. As of April 10, 2007, the Debtors have filed six omnibus claims objections that objected to claims on procedural grounds and five omnibus claims objections that objected to claims on substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 11,400 proofs of claim which asserted approximately $9.1 billion in aggregate liquidated amounts plus additional unliquidated amounts. To date, the Court has entered orders disallowing approximately 8,700 of those claims, which orders reduced the amount of asserted claims by approximately $8.6 billion in aggregate liquidated amounts plus additional unliquidated amounts. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court.

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

Liabilities subject to compromise consist of the following:

	March 31,	December 31,
	2007	2006
	(in millions)

Pension obligations	$4,291	$4,257
Postretirement obligations other than pensions, including amounts payable to GM	9,209	9,109
Debt and notes payable	2,051	2,054
Accounts payable	748	754
Junior subordinated notes due 2033	391	391
Prepetition warranty obligation	172	174
GM claim for U.S. employee special attrition program	312	315
Training fund	133	141
Other	219	221

Total Liabilities Subject to Compromise	$17,526	$17,416

9.	DEBT

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion. On January 9, 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.8 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”).

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or the London Interbank Borrowing Rate (“LIBOR”) plus, (x) with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. As of March 31, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $1.2 billion. Also as of March 31, 2007, there was $327 million outstanding under the Revolving Facility and the Company had $97 million in letters of credit outstanding under the Revolving Facility as of that date.

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

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at March 31, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

The Refinanced DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The Company does not expect to pay dividends prior to emergence from chapter 11. So long as the Facility Availability Amount (as defined in the Refinanced DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors).

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on November 30, 2007, at the levels set forth in the Refinanced DIP Credit Facility.

On March 29, 2007, Delphi entered into the First Amendment to the Refinanced DIP Credit Facility (the “First Amendment”). The First Amendment provides for an amended definition of “Global EBITDAR”, the addition of a two-week LIBOR interest election option and amended monthly Global EBITDAR covenant levels. The amended definition of Global EBITDAR provides for the removal of cash payment limits in respect of restructuring costs from the definition.

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of March 31, 2007.

Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolver. Refer to Note 14. Debt, to the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Amended DIP Credit Facility.

10.	U.S. EMPLOYEE SPECIAL ATTRITION PROGRAM

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving Delphi’s entry into the program with certain modifications. Delphi, GM, and the UAW agreed on a supplemental agreement on June 5, 2006 (the “UAW Supplemental Agreement”) to the UAW Special Attrition Program which was approved by the Court by order entered on July 7, 2006 approving the motion (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition

Programs”). The UAW Attrition Programs offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The programs also provided a pre-retirement program under which employees with at least 27 and fewer than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. In addition, employees who elected to participate in the UAW Attrition Programs were eligible to retire as employees of Delphi or flow back to GM and retire. Further, the UAW Attrition Programs included a pre-retirement program for employees with 26 years of credited service and provided buyout payments which, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. On June 16, 2006, Delphi, GM and the IUE-CWA reached agreement on the terms of a special attrition program which mirrored in all material respects the UAW Attrition Programs. The lump sum incentive payments of $35,000 per eligible employee and one-half of the $40,000 to $140,000 buyout payments are being paid by Delphi and reimbursed by GM. GM will receive an allowed prepetition general unsecured claim equal to the amount it reimburses Delphi for the buyout payments. The IUE-CWA special attrition program (the “IUE-CWA Special Attrition Program”) was approved by the Court by order entered on July 7, 2006.

As discussed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006, Delphi recorded special termination benefit charges of approximately $1,117 million for the year ended December 31, 2006, for the pre-retirement and buyout portions of the cost of the U.S. employee special attrition programs. Since GM will receive an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. The following table represents the movement in the U.S. employee special attrition program liability included in current liabilities in the consolidated balance sheet for the three months ended March 31, 2007:

Special
Termination
U.S. Employee Special Attrition Program Liability	Benefit
(in millions)

Balance at December 31, 2006	$830
Payments	(481)
Other	(14)

Balance at March 31, 2007	$335

The following table details changes in the GM accounts receivable balance attributable to the U.S. employee special attrition program for the three months ended March 31, 2007, recorded in General Motors and affiliates accounts receivable in the accompanying balance sheet at March 31, 2007:

U.S. Employee Special Attrition Program- GM Accounts Receivable
(in millions)

Balance at December 31, 2006	$272
Receipts from GM	(264)
Other	(7)

Balance at March 31, 2007	$1

The remaining balance is expected to be collected by the end of the second quarter of 2007.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three-month periods ended March 31, 2007 and 2006 for salaried and hourly employees. The settlements recorded in the first quarter of 2007 were primarily due to renegotiated labor contracts for two facilities in Mexico. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

					Other
					Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006
	(in millions)

Service cost	$48	$73	$12	$10	$21	$45
Interest cost	212	185	20	16	135	130
Expected return on plan assets	(216)	(205)	(20)	(16)	—	—
Settlements	—	—	30	—	—	—
Amortization of prior service costs	14	33	1	1	(25)	(25)
Amortization of actuarial losses	25	57	8	6	19	78

Net periodic benefit cost	$83	$143	$51	$17	$150	$228

As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. In both January 2007 and April 2007, Delphi contributed approximately $50 million to its U.S. pension plans related to services rendered during the fourth quarter of 2006 and first quarter of 2007, respectively. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), a minimum funding payment of approximately $355 million to the U.S. pension plans was due in the first three months of 2007 and a minimum funding payment of approximately $396 million to the U.S. pension plans was due in April 2007.

Delphi has been in discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11. These discussions have culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. Specifically, on March 9, 2007, Delphi received approval from the IRS to change the asset valuation method for purposes of funding for the Hourly and Salaried Plans for plan years beginning on and after October 1, 2005. The new asset valuation method uses fair market value as permitted in the Code. Furthermore, on May 1, 2007, Delphi received conditional funding waivers from the IRS for its Hourly Plan and Salaried Plan for the plan year ended September 30, 2006 which, if the waiver conditions are satisfied, will permit Delphi to defer funding contributions due under ERISA and the Code on June 15, 2007 until the date Delphi emerges from chapter 11. Upon emergence from chapter 11, Delphi would be required to make cash contributions to the Hourly Plan sufficient to satisfy ERISA funding minimums after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, to satisfy specific funding requirements for the Salaried Plan and to attain a specific funding level thereafter. To secure the waivers, Delphi would provide to the PBGC letters of credit in favor of the plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan, which letters of credit would expire once

Delphi satisfies its contribution requirements upon emergence from chapter 11. To date, Delphi has not provided any letters of credit to the PBGC. Upon emergence from chapter 11, Delphi also would be required to make cash contributions of at least $20 million to the Hourly Plan for the plan year ending September 30, 2007 which among other things would settle all potential claims by the IRS for excise taxes related to plan funding deficiencies carried over from the plan year ending September 30, 2005. The funding waivers also are conditioned upon Delphi’s filing a plan of reorganization no later than July 31, 2007 and emerging from bankruptcy no later than November 15, 2007. The Hourly Plan funding waiver is further conditioned on Delphi making contributions to the Hourly Plan by June 15, 2008 sufficient to meet ERISA minimums for the plan year ending September 30, 2007. The foregoing pension funding plan, including the agreement to provide letters of credit, is subject to Court approval.

The Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1.3 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The under-contributed amount of approximately $173 million was due on June 15, 2006. The Company did not pay this amount and a related penalty was assessed by the IRS in the amount of approximately $17 million. The penalty has been recorded in liabilities subject to compromise in 2006. During the quarter ended March 31, 2007, the unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization along with other claims. Delphi has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.

Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, and the United Kingdom and were underfunded by $610 million as of December 31, 2006. In addition, Delphi has unfunded defined benefit plans in Korea, Italy and Turkey for which amounts are payable to employees immediately upon separation.

12.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
	(in millions)

Current assets	$64	$73
Non-current assets	11	3

Total assets	$75	$76

Current liabilities	$37	$61
Non-current liabilities	—	—

Total liabilities	$37	$61

The fair value of financial instruments recorded as assets remained substantially constant from December 31, 2006 to March 31, 2007. The fair value of financial instruments recorded as liabilities decreased from December 31, 2006 to March 31, 2007, primarily due to increases in copper and natural gas forward rates.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of March 31, 2007, were $59 million pre-tax. Of this pre-tax total, a gain of approximately $50 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $10 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was $2 million for the three months ended March 31, 2007 and was not significant for the three months ended March 31, 2006. The amount included in cost of sales related to the time value of options was not significant in the three months ended March 31, 2007 and 2006. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was $3 million for the three months ended March 31, 2007 and zero for the three months ended March 31, 2006.

13.	SEGMENT REPORTING

Effective July 1, 2006, Delphi realigned its business operations to focus its product portfolio on core technologies for which Delphi believes it has significant competitive and technological advantages. Delphi’s revised operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as two additional segments, Steering and Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, and power electronics, as well as advanced development of software and silicon.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronic controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Steering, which includes steering, halfshaft and column technology.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

The Corporate and Other category includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to the U.S. employee special attrition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

The accounting policies of the segments are the same as those described in Note 1. Basis of Presentation, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices.

Certain segment assets, primarily within the Electronics and Safety segment, are utilized for operations of other core segments. Income and expense related to operation of those assets, including depreciation, are allocated to and included within the measures of segment profit or loss of the core segment that sells the related product to the third parties.

During the first quarter of 2007, Delphi changed the methodology of allocating certain historical pension and postretirement benefit costs across the segments. Specifically, effective January 1, 2007, certain historical pension and postretirement benefit costs began being reported entirely in the Corporate and Other segment, as opposed to the previous practice of allocating such costs to segments, to more directly correspond with management’s internal assessment of each segment’s operating results for purposes of making operating decisions. The operating segments are charged with the current service cost of the pension and postretirement benefit plans for their respective workforces.

Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2007 and 2006. The 2006 data has been reclassified to conform to the current segment alignment and allocation of costs.

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other	Total
	(in millions)

For the Three Months Ended:
March 31, 2007
Net sales to GM and affiliates	$361	$334	$405	$442	$425	$711	$108	$2,786
Net sales to other customers	823	225	875	969	256	494	247	3,889
Inter-segment net sales	67	31	104	45	12	91	(350)	—

Total net sales	$1,251	$590	$1,384	$1,456	$693	$1,296	$5	$6,675

Depreciation & Amortization	$68	$14	$69	$44	$21	$20	$21	$257
Long-lived asset impairment charges	$1	$—	$1	$1	$154	$3	$—	$160
Operating income (loss)	$45	$12	$(23)	$(5)	$(155)	$(66)	$(163)	$(355)
Equity income	$—	$1	$5	$4	$2	$3	$—	$15
Minority interest	$—	$2	$(9)	$(7)	$—	$—	$2	$(12)
March 31, 2006
Net sales to GM and affiliates	$361	$391	$489	$483	$437	$878	$178	$3,217
Net sales to other customers	847	202	794	856	228	564	265	3,756
Inter-segment net sales	69	35	83	45	33	111	(376)	—

Total net sales	$1,277	$628	$1,366	$1,384	$698	$1,553	$67	$6,973

Depreciation & Amortization	$60	$19	$67	$41	$24	$30	$29	$270
Long-lived asset impairment charges	$—	$—	$—	$—	$—	$—	$—	$—
Operating income (loss)	$106	$5	$27	$45	$(28)	$(117)	$(270)	$(232)
Equity income	$3	$1	$4	$4	$1	$4	$—	$17
Minority interest	$(1)	$3	$(7)	$(2)	$—	$—	$(3)	$(10)

14.	COMMITMENTS AND CONTINGENCIES

Bankruptcy Related Litigation

For information on Delphi’s reorganization cases, including adjourned motions filed by Delphi under sections 1113, 1114, and 365 of the Bankruptcy Code, refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy.

On May 18, 2006, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the UAW Special Attrition Program (the “First Wilmington Trust Appeal”). On July 17, 2006, Wilmington Trust filed a notice of appeal from the order approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program (the “Second Wilmington Trust Appeal”). On September 5, 2006, the parties to the First Wilmington Trust Appeal filed a stipulated motion to extend until October 27, 2006 the deadline for Wilmington Trust to file its opening brief. Such deadline was later extended until February 1, 2007. In recognition that Wilmington Trust’s objections to the UAW and IUE-CWA Special Attrition Programs might be mooted, on January 4, 2007, the parties sought entry of orders temporarily suspending all appellate litigation. On January 8, 2007, the federal district court presiding over the Second Wilmington Trust Appeal directed that the Second Wilmington Trust Appeal be placed on the court’s suspense docket. In the interim, a status conference regarding the Second Wilmington Trust Appeal has been set for May 7, 2007. On January 29, 2007, the federal district court entered an order directing that the First Wilmington Trust Appeal be placed in suspense to provide the parties with an extended opportunity to reach consensual agreement. Pursuant to such order in the First Wilmington Trust Appeal, Wilmington Trust must file its opening brief for that matter by May 1, 2007, or provide the federal district court with a status report regarding negotiations by such date. Delphi does not expect the resolution of this matter to have a material impact on its financial statements. On April 20, 2007, the federal district court entered an agreed order further extending to July 1, 2007 the date by which Wilmington Trust must file its brief in the First Wilmington Trust Appeal.

Shareholder Lawsuits

The Company, along with Delphi Trust I & Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. As previously disclosed, Delphi settled with the SEC, but the SEC’s investigation continues as to individuals previously employed by Delphi and the Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government in providing relevant information with respect to these matters.

On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Chapter 11 Filings, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006, the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion. On February 15, 2007, the District Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995 allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, the parties agreed and the Bankruptcy Court entered an order for limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the derivative cases were administratively closed.

In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand, which is still investigating the matter.

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi recorded an initial reserve in the amount of the deductible, and net of related payments has an $8 million liability recorded as of March 31, 2007. The Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Delphi’s insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

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

With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with the separation from GM in 1999 (the “Separation”), Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount thereof. On May 3, 2006, GM notified Delphi and its unsecured creditors’ committee that GM was seeking to exercise setoff rights in the amount of approximately $67 million, alleging that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. Delphi disputes the amount of GM’s claims and therefore its right to setoff amounts against future payments. In July 2006, the parties agreed to submit the dispute to binding arbitration in accordance with the Court’s final order approving the Company’s DIP credit facility. The parties are in discovery, and binding arbitration is scheduled for July 2007.

During the third quarter of 2006, Delphi began experiencing quality issues regarding parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the affiliated supplier to determine if any portion of the liability is recoverable.

Patent license negotiations are ongoing with Denso Corporation in connection with variable valve timing technology. Delphi expects that these negotiations will be concluded on commercially reasonable terms and in accordance with ordinary industry practices such that resolution of this matter will not have a material impact on Delphi’s financial position. However, Delphi can give no assurances that those negotiations will be successful.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters cannot be predicted with assurance. After discussions with counsel, it is the opinion of Delphi that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Barrel Fill Site located in Tremont City, Ohio. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi continues to believe that a reasonable outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, Delphi completed a number of environmental investigations during 2006 as it continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. These assessments identified previously unknown conditions and led to new information that allowed Delphi to update its estimate of required remediation for previously identified conditions and resulted in Delphi recording an adjustment to our environmental reserves. Delphi believes that its current environmental accruals will be adequate to cover the estimated liability for its exposure in respect of such matters; however, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified and as known conditions are further delineated. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

As of March 31, 2007 and December 31, 2006, Delphi’s reserve for environmental investigation and remediation was $122 million and $118 million, respectively, including $3 million within liabilities subject to compromise at March 31, 2007 and December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation.

Other

As mentioned above, Delphi continues to pursue our transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. As such, Delphi continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to recognize additional and possibly material costs or demolition obligations in the future.

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

Accordingly, in order to transform and preserve the value of the Company, which requires resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). These petitions were filed in the United States Bankruptcy Court in the Southern District of New York (the “Court”). The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, and they will continue their business operations without supervision from the Court and they are not subject to the requirements of the Bankruptcy Code.

Delphi’s Chapter 11 Filing related solely to its U.S. operations as Delphi’s operations outside of the United States generally are profitable and cash flow positive. Nevertheless, we have been seeking and will continue to seek to optimize our manufacturing footprint to lower our overall cost structure. In recent years, we have been reducing our manufacturing footprint in Western Europe. We expect that such trend will continue. In particular, in February 2007 our indirect wholly owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain, which manufactures chassis and steering products. The closure of this facility is consistent with our transformation plan previously announced in March 2006, under which we intend to focus on strategic product lines where we have significant competitive and technological advantages and sell or wind down non-core product lines. The facility, which has approximately 1,600 employees, is the primary asset of DASE. On March 12, 2007, Delphi’s Board of Directors authorized DASE to file a petition for Concurso, or bankruptcy, under Spanish law, exclusively for that legal entity. On March 20, 2007, DASE filed for Concurso and informed the Spanish court and the affected employees that Delphi would voluntarily provide funds sufficient to satisfy the separation allowance to which the affected employees are entitled under applicable Spanish law. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso and appointed Adalberto Canadas Castillo and PriceWaterhouse Coopers as insolvency managers (a third manager who is a creditor of DASE will be appointed at a later date). The Concurso will provide DASE support by managing the overall process of resolving the Puerto Real (Cadiz) site in accordance with the applicable Spanish law, with the oversight of a judge and appointed receivers, who will address the legal interests of employees, suppliers and any other parties affected by the closure. Delphi recorded $61 million in the first quarter of 2007 as a component of cost of sales related to Delphi’s voluntary contribution to satisfy the legally required separation allowance for impacted employees. We had previously recorded long-lived asset impairments for this facility in the fourth quarter of 2005 and do not expect to incur significant future impairments. Because DASE has been unable to reach agreement with the unions representing the affected employees, the ultimate amount incurred with respect to and the timing of the employee separations and other associated charges cannot be finally determined until the Concurso proceedings conclude. We also believe that our ability to contribute further to assist DASE to made payments in excess of the legal requirement may be subject to the approval of the Court. As a result of the Concurso and possible Court proceedings we are not currently able to estimate the expected completion date of these closure activities.

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

Also on March 31, 2006, we initiated a “dual track” process to obtain authority to reject our collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with our labor unions and GM. Specifically, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113/1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the 1113/1114 motion commenced in May 2006 and continued into June. Since that time, the hearing on the 1113/1114 motion has been adjourned on several occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and has been currently suspended until further order of the Court, except that the Court will promptly conduct a chambers conference within five business days of the termination of the either of the EPCA or the PSA (both as defined herein) to set a hearing date on the motion as may then be requested by the Debtors. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the 1113/1114 motion. Pursuant to an order entered by the Court on April 27, 2007, the date by which a ruling on the 1113/1114 motion must be issued was extended to May 31, 2007. The order further provides that if the Debtors have filed a disclosure statement on or prior to May 31, 2007, the date by which a ruling on the 1113/1114 motion must be issued will be further extended to July 31, 2007, and that a “meet and confer” of the parties-in-interest will take place on May 23, 2007 and a chambers conference will take place on May 31, 2007. Representatives of certain unions whose labor agreements are subject to the motion, including the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”), have indicated that they received strike authorization and may call for a strike in the event that certain of the Debtors’ labor agreements are rejected pursuant to the Debtors’ pending motion. Discussions with the Debtors’ stakeholders, including the unions and GM, are ongoing in hopes of reaching a consensual resolution, but the parties have not yet reached comprehensive agreements. The Debtors remain focused on pursuing a consensual resolution with all of their stakeholders.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was initially scheduled to commence on September 28, 2006. The hearing on the motion was adjourned on multiple occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and additional proceedings on the motion are currently suspended until further order of the Court, except that the Court will promptly conduct a chambers conference within five business days of the termination of either of the EPCA or PSA (both as defined herein) to determine an appropriate schedule with respect to any hearing on the motion, as may then be requested by the Debtors. In the interim, periodic chambers conferences have been conducted for status and scheduling. Pursuant to an order entered by the Court on April 27, 2007, a chambers conference has been scheduled for May 31, 2007. On March 31, 2006, we also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, we have not unilaterally revised the terms and conditions on which we have been providing interim supply of parts to GM in connection with expired contracts or filed additional contract rejection motions and remains focused on resolving this matter as part of a consensual resolution with all the Debtor’s stakeholders.

As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines, announced in 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. With the exception of the catalyst product line which has $81 million of year-to-date 2007 net sales and is included in the Powertrain Systems segment, and the Steering segment with $693 million of year-to-date 2007 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 13. Segment Reporting, to the consolidated financial statements. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and it is considered a non-core product line. The Company intends to sell or wind-down non-core product lines and manufacturing sites. These product lines and manufacturing sites were not classified as held for sale in the current period as the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the impairment or Disposal of Long-Lived Assets,” were not met as of March 31, 2007.

There can be no assurances that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court, and the support of their stakeholders, including GM, and the Debtors’ labor unions. The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan are finalized in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 112, “Employers’ Accounting for

Postretirement Benefits,” SFAS 144, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as applicable. Costs recorded in the three months ended March 31, 2007 related to the transformation plan include impairments of long-lived assets of $158 million related to non-core product lines and employee termination benefits and other exits costs of $75 million, related to the Automotive Holdings Group and Steering segments.

On December 18, 2006, Delphi entered into a Plan Framework Support Agreement and entered into an amendment and supplement thereto on January 18, 2007 (collectively, the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlines a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi. The PSA, as well as the economics and structure of the plan framework itself, is expressly conditioned on reaching consensual agreements with Delphi’s U.S. labor unions and GM. In addition, the PSA describes plan terms related to the terms of the preferred stock to be issued under the plan, the establishment of a joint claims oversight committee, certain corporate governance provisions, and certain conditions precedent to plan effectiveness. On January 12, 2007, the Bankruptcy Court granted Delphi’s motion seeking authority to enter into the PSA and further authorized Delphi to accept an investment proposal from affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS (together with the Investor Affiliates and Merrill, the “Plan Investors”), under the terms of an Equity Purchase and Commitment Agreement (“EPCA”), pursuant to which the Plan Investors would invest up to $3.4 billion in reorganized Delphi. The EPCA was entered into on January 18, 2007 and amended the same day. On February 28, 2007, Delphi and the Plan Investors entered into a further amendment (the “EPCA Amendment”) to the EPCA. Pursuant to the terms of the EPCA Amendment, the date by which the Company, the affiliate of Cerberus or the affiliate of Appaloosa have the right to terminate the EPCA on account of Delphi not having completed tentative labor agreements with Delphi’s principal U.S. labor unions and a consensual settlement of legacy issues with General Motors Corporation was extended. The EPCA Amendment provides that the day-to-day right to terminate will continue beyond February 28, 2007 through a future date to be established pursuant to a 14-day notice mechanism set forth in the EPCA Amendment. The EPCA Amendment also extends the deadline to make certain regulatory filings under the federal antitrust laws in connection with the framework transaction. On April 19, 2007, Delphi announced that the Debtors anticipate negotiating changes to the EPCA and the PSA. To date, none of the parties entitled to give notice of termination of the EPCA and PSA has done so, therefore, the EPCA and PSA remain effective as previously filed and have not been terminated or modified since the EPCA Amendment. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy, of the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information on the PSA and the EPCA.

Delphi has been in discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11. These discussions have culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. Specifically, on March 9, 2007, Delphi received approval from the IRS to change the asset valuation method for purposes of funding for the Hourly and Salaried Plans for plan years beginning on and after October 1, 2005. The new asset valuation method uses fair market value as permitted in the U.S. Internal Revenue Code (the “Code”). Furthermore, on May 1, 2007, Delphi received conditional funding waivers from the IRS for its Hourly Plan and Salaried Plan for the plan year ended September 30, 2006 which, if the waiver conditions are satisfied, will permit Delphi to defer funding contributions due under Employee Retirement Income Security Act (“ERISA”) and the Code on June 15, 2007 until the date Delphi emerges from chapter 11. Upon emergence from chapter 11, Delphi would be required to make cash contributions to the Hourly Plan sufficient to satisfy ERISA funding minimums after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, to satisfy specified funding requirements for the Salaried Plan and to attain a specified funding level thereafter. To secure the waivers, Delphi would provide to the PBGC letters of credit in favor of the plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan, which letters of credit would expire once Delphi satisfies its contribution requirements upon emergence from chapter 11. To date, Delphi has not provided any letters of credit to the PBGC. Upon emergence from chapter 11, Delphi also would be required to make cash contributions of at least $20 million to the Hourly Plan for the plan year ending September 30, 2007 which among other things would settle all potential claims by the IRS for excise taxes related to plan funding deficiencies carried over from the plan year ending September 30, 2005. The funding waivers also are conditioned upon Delphi’s filing a plan of reorganization no later than July 31, 2007 and emerging from bankruptcy no later than November 15, 2007. The Hourly Plan funding waiver is further conditioned on Delphi making contributions to the Hourly Plan by June 15, 2008 sufficient to meet ERISA minimums for the plan year ending September 30, 2007. The foregoing pension funding plan, including the agreement to provide letters of credit, is subject to Court approval.

The Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1.3 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

However, there are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, we cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding our future prospects will not materially hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Although we expect to file a reorganization plan based on the understandings and principles set forth in the PSA and the EPCA, subject to any agreed upon changes, prior to the current expiration of the Company’s exclusivity period on July 31, 2007, there can be no assurance that a reorganization plan will be proposed by the Company in that timeframe, or confirmed by the Court, or that any such plan will be consummated.

Overview of Performance During the First Quarter of 2007

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$2,786	42%	$3,217	46%	$(431)
Other customers	3,889	58%	3,756	54%	133

Total net sales	$6,675		$6,973		$(298)

Net loss	$(533)		$(363)		$(170)

First quarter 2007 non-GM sales increased 4% from the first quarter of 2006 and represented 58% of total net sales. However, excluding the impact of favorable currency exchange rates, our non-GM sales decreased slightly. Our first quarter 2007 GM sales decreased 13% from the first quarter of 2006 and represented 42% of total net sales. The decrease in our non-GM business is largely due to the impact of the decline in GM North America production on our sales to Tier I suppliers who ultimately sell our products to GM. The net loss for the first quarter of 2007 was $533 million compared to $363 million for the first quarter of 2006. Included in the net loss for the first quarter of 2007 were long-lived asset impairment charges of $160 million related to the valuation of long-lived assets held for use.

Delphi believes that several significant issues have largely caused our poor financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In the first quarter of 2007, GM North America produced 1.0 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of 15% from the first quarter 2006 production levels. Our GM North America content per vehicle for the first quarter of 2007 was $2,194, 3% lower than the $2,261 content per vehicle for the first quarter of 2006. The reduction in content per vehicle is driven by the impact of price decreases coupled with the wind down of certain GM product programs.

During the first quarter of 2007, we continued to be challenged by commodity cost increases, most notably copper, aluminum, silver, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these cost pressures using a combination of strategies, including hedging of copper and aluminum, working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the first quarter of 2007. We will seek to negotiate these cost increases and related prices with our customers, but if we are not successful, our operations in future periods may be adversely affected. Except as noted above, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Consolidated Results of Operations

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Net Sales
The Company’s net sales by product segment and in total for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
Product Segment	2007	2006	Change
	(in millions)

Electronics and Safety	$1,251	$1,277	$(26)
Powertrain Systems	1,384	1,366	18
Electrical/Electronic Architecture	1,456	1,384	72
Thermal Systems	590	628	(38)
Steering	693	698	(5)
Automotive Holdings Group	1,296	1,553	(257)
Corporate and Other(a)	5	67	(62)

Consolidated net sales	$6,675	$6,973	$(298)

(a)	Corporate and Other includes the elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Net Sales for the Three Months Ended March 31, 2007 versus March 31, 2006.  Total sales decreased $298 million primarily due to changes in customer production schedules, sales mix, and the net of new and lost business of $529 million, and contractual price reductions of $116 million or 1.7%, partially offset by favorable foreign currency exchange of $179 million primarily driven by the Euro, commodity costs pass-through of $88 million and improvements related to design changes of $22 million. Also offsetting the sales decrease is $53 million of additional sales from the acquisition of our joint venture, Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) in the Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method.

GM sales decreased $431 million to 42% of total sales, principally due to a 15% reduction in GM North America production schedules and the wind down of certain GM product programs which reduced sales by $483 million. GM sales were also reduced by continued contractual price reductions, partially offset by commodity costs pass-through. The effect of favorable currency exchange rates on GM sales was $30 million, principally related to the Euro.

Other customer sales increased by $133 million to 58% of total sales, including $148 million resulting from favorable currency exchange rates primarily due to the Euro. Excluding the effects of favorable currency exchange rates, our other customer sales decreased by $15 million. The impact of customer production schedules and the net of new and lost business decreased sales by $45 million and sales were further decreased by contractual price reductions. These decreases were partially offset by the increase in commodity costs pass-through and the additional sales from SDAAC.

Operating Results
The Company’s operating results by product segment and in total for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
Product Segment	2007	2006	Change
	(in millions)

Electronics and Safety	$45	$106	$(61)
Powertrain Systems	(23)	27	(50)
Electrical/Electronic Architecture	(5)	45	(50)
Thermal Systems	12	5	7
Steering	(155)	(28)	(127)
Automotive Holdings Group	(66)	(117)	51
Corporate and Other(a)	(163)	(270)	107

Consolidated operating loss	$(355)	$(232)	$(123)

Consolidated gross margin	6.8%	5.9%

(a)	Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, including certain historical pension and postretirement benefit costs, and the elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Consolidated operating loss includes Gross Margin less Depreciation and Amortization expenses, Long-Lived Asset Impairment Charges and Selling, General and Administrative expenses as discussed below. Gross margin is defined as net sales less cost of sales (excluding depreciation and amortization expense).

Gross Margin
Gross Margin for the Three Months Ended March 31, 2007 versus March 31, 2006.  Our gross margin was $453 million or 6.8% for the first quarter of 2007, higher than the gross margin of $414 million or 5.9% for the first quarter of 2006. The increase in gross margin was primarily due to improvements in material and manufacturing operational efficiencies of $439 million, postemployment benefit expense for other than temporarily idled employees in the first quarter of 2006 that was not repeated in 2007 of $69 million as a result of employees who left under the attrition programs and a $31 million reduction in warranty costs related to 2006 expenses that did not occur in 2007, primarily related to the Powertrain Systems segment. Lower vehicle production and an unfavorable product mix offset these improvements by $262 million, primarily attributable to a 15% reduction in GM North America vehicle production. Further, contractual price reductions resulted in price decreases of $116 million and expenses of $115 million for employee termination benefits and other exit costs were recorded in cost of sales during the first quarter of 2007.

Depreciation and Amortization
Depreciation and Amortization Expenses for the Three Months Ended March 31, 2007 versus March 31, 2006.  Depreciation and amortization was $257 million for the first quarter of 2007 compared to $270 million for the first quarter of 2006. The quarter-over-quarter decrease of $13 million is the result of lower capital expenditures as well as the effect of impairment of certain facilities in 2006.

Long-Lived Asset Impairment Charges
Long-Lived Asset Impairment Charges for the Three Months Ended March 31, 2007 versus March 31, 2006.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $160 million during the three months ended March 31, 2007. In accordance with SFAS No. 144, Delphi evaluates the recoverability of certain long- lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges primarily related to our Steering segment. Refer to Note 5. Long-Lived Asset Impairment to the consolidated financial statements.

Selling, General and Administrative
Selling, General and Administrative Expenses for the Three Months Ended March 31, 2007 versus March 31, 2006.  Selling, general and administrative (“SG&A”) expenses were $391 million, or 5.9% of total net sales for the first quarter of 2007 compared to $376 million, or 5.4% of total net sales for the first quarter of 2006. SG&A expenses were unfavorably impacted by restructuring initiatives implemented in furtherance of our transformation plan, including expenses of $4 million for employee termination benefits and other exit costs, in addition to unfavorable foreign currency exchange primarily due to the Euro strengthening. Partially offsetting these unfavorable items was continued reduction in SG&A expenses resulting from Delphi’s SG&A initiative related to the cost structure element of the transformation plan.

Interest Expense
Interest Expense for the Three Months Ended March 31, 2007 versus March 31, 2006.  Interest expense for the first quarter of 2007 of $91 million was slightly lower than interest expense of $99 million for the first quarter of 2006. The decrease in interest expense was due to a decrease in interest rates for the Refinanced DIP Credit Facility, offset by higher overall debt outstanding during the first quarter of 2007 as compared to the first quarter of 2006 as well as the write off of certain deferred financing costs as a result of the refinancing. Approximately $33 million and $41 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the three months ended March 31, 2007 and March 31, 2006, respectively, in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

Loss on Extinguishment of Debt
Loss on Extinguishment of Debt for the Three Months Ended March 31, 2007 versus March 31, 2006.  Loss on extinguishment of debt was $23 million for the three months ended March 31, 2007. Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt related to unamortized debt issuance and debt discount related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007. Refer to Note 9. Debt to the consolidated financial statements.

Other Income and Expense
Other Income and Expense for the Three Months Ended March 31, 2007 versus March 31, 2006.  Other income for the first quarter of 2007 was $21 million as compared to other income of $11 million for the first quarter of 2006. The increase in other income and expense is primarily due to an increase in non-Debtor interest income associated with cash and cash equivalents on hand.

Reorganization Items
Reorganization Items for the Three Months Ended March 31, 2007 versus March 31, 2006.  We recorded bankruptcy related reorganization expense of $39 million and $13 million during the three months ended March 31, 2007 and 2006, respectively. Delphi incurred professional fees directly related to the reorganization of $43 million and $31 million during the three months ended March 31, 2007 and March 31, 2006, respectively. As we have progressed in development of our transformation plan, the usage of professional services has increased. These costs were partially offset by interest income of $4 million and $16 million, respectively, from accumulated cash from the reorganization and $2 million of gains on the settlement of prepetition liabilities during the three months ended March 31, 2006. The decrease in interest income for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due to a reduction in cash and cash equivalents on hand.

Taxes
Taxes for the Three Months Ended March 31, 2007 versus March 31, 2006.  We recorded income tax expense of $49 million in the first quarter of 2007 and $40 million for the first quarter of 2006. During the first quarter of 2007 and 2006, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. Given the effect of the mix of earnings by jurisdiction, some of which are subject to valuation allowance, and withholding tax, the projected annual effective tax rate increased year-over-year. We do not recognize income tax benefits on losses in our U.S. and certain non-U.S. operations because, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized. Also, in the first quarter of 2007, we recorded an increase of $5 million in our deferred tax liability due to the March 2007 enactment of Chinese tax law reform, effective January 1, 2008.

Results of Operations by Segment

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Electronics and Safety
Electronics and Safety’s sales and operating results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$361	29%	$361	28%	$—

Other customers	823	66%	847	66%	(24)
Inter-segment	67	5%	69	6%	(2)

Total Other and Inter-segment	890	71%	916	72%	(26)

Total net sales	$1,251		$1,277		$(26)

Operating income	$45		$106		$(61)
Gross margin	14.6%		18.3%

Net Sales  Total sales decreased $26 million for the three months ended March 31, 2007. This decrease was primarily due to lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $50 million, and contractual price reductions of $33 million. The decrease was partially offset by the favorable impact of foreign currency exchange rates of $38 million, primarily due to movements in the Euro and Korean Won, and improvements related to design changes of $18 million.

GM sales were unchanged for the three months ended March 31, 2007. The decline in GM North America production schedules, unfavorable sales mix, and the net of new and lost business of $18 million and the impact of contractual price reductions were offset by improvements related to design changes of $19 million as well as favorable currency exchange rates, primarily related to the Euro.

The other customers and inter-segment sales decrease was due to customer production schedule reductions, unfavorable sales mix, and the net of new and lost business of $32 million primarily in Europe and to a lesser extent Asia Pacific and North America as well as contractual price reductions. Other customer sales were impacted by $30 million from favorable currency exchange rates, primarily related to the Euro and the Korean Won.

Operating Income/Loss  The decreased operating income was impacted by contractual price reductions of $33 million, the impact of benefit plan settlements in Mexico of $32 million, including lump sum incentive payments, and a reduction in customer production schedules and sales mix of $14 million. Offsetting these decreases were operational performance improvements primarily related to material savings and engineering operations of $20 million.

Powertrain Systems
Powertrain Systems’ sales and operating results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$405	29%	$489	36%	$(84)

Other customers	875	63%	794	58%	81
Inter-segment	104	8%	83	6%	21

Total Other and Inter-segment	979	71%	877	64%	102

Total net sales	$1,384		$1,366		$18

Operating (loss) income	$(23)		$27		$(50)
Gross margin	9.0%		11.6%

Net Sales  Total sales increased $18 million for the three months ended March 31, 2007. The total sales increase was primarily due to the favorable impact of foreign currency exchange of $48 million, related to the Euro and British Pound, and commodity costs pass-through of $33 million, partially offset by a reduction of $37 million due to unfavorable customer production schedules, sales mix, and the net of new and lost business as well as contractual price reductions of $22 million.

The GM sales decrease was primarily due to a decline in GM production schedules, sales mix, and the net of new and lost business of $83 million, as well as contractual price reductions. Offsetting these decreases was a favorable impact from currency exchange rates, primarily related to the Euro and British Pound.

The other customers and inter-segment sales increase was due to customer production schedule increases, sales mix, and the net of new and lost business of $45 million, primarily in Europe and Asia Pacific, the impact of favorable currency exchange rates, primarily driven by the Euro and British Pound of $43 million and commodity costs pass-through. Other customers and inter-segment sales were unfavorably impacted by contractual prices decreases.

Operating Income/Loss  The operating loss for the first quarter of 2007 as compared to operating income for the first quarter of 2006 was the result of a reduction in customer production schedules and sales mix of $60 million, contractual price reductions of $22 million and costs related to rationalization of manufacturing capacity of $15 million, primarily related to U.S. plants. Offsetting these decreases were operational performance improvements, primarily manufacturing and materials of $22 million and a $25 million reduction in warranty costs related to 2006 expenses that did not occur in 2007.

Electrical/Electronic Architecture
Electrical/Electronic Architecture’s sales and operating results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$442	30%	$483	35%	$(41)

Other customers	969	67%	856	62%	113
Inter-segment	45	3%	45	3%	—

Total Other and Inter-segment	1,014	70%	901	65%	113

Total net sales	$1,456		$1,384		$72

Operating (loss) income	$(5)		$45		$(50)
Gross margin	9.8%		12.9%

Net Sales  Total sales increased $72 million for the three months ended March 31, 2007. The total sales increase was primarily due to increases in customer production schedules in Asia and Europe of $107 million, commodity costs pass-through, primarily copper of $49 million and the favorable impact of foreign currency exchange rates of $49 million, primarily related to the Euro. The sales increases were partially offset by a reduction in customer production schedules in North America of $103 million, primarily GM, and contractual price reductions of $31 million.

The GM sales decrease was primarily due to a decline in GM North America production schedules, sales mix and the net of new and lost business of $61 million, as well as contractual price reductions. The decrease was somewhat reduced by commodity costs pass-through of $23 million. Further offsetting the decrease was the impact of favorable currency exchange rates primarily related to the Euro.

The other customers and inter-segment sales increase was due to customer production schedule increases, sales mix, and the net of new and lost business of $66 million, which included increases in Europe and Asia, and commodity costs pass-through. Further driving the increase was the impact of favorable currency exchange rates of $42 million primarily related to the Euro. Offsetting the favorable volume, commodity costs pass-through and currency impacts were contractual price reductions.

Operating Income/Loss  The operating loss for the first quarter of 2007 as compared to operating income for the first quarter of 2006 was the result of a net reduction in customer production schedules and sales mix of $22 million and contractual price reductions of $31 million. Further reducing operating results were employee termination benefits and other exit costs of $31 million during the first quarter of 2007 related to our U.S. and selected western European operations as compared with $7 million in the first quarter of 2006. Offsetting these decreases were other operational performance improvements of $24 million, primarily manufacturing efficiencies, achieved despite higher material and commodity prices, primarily copper, as well as an $11 million reduction in costs for idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee special attrition programs.

Thermal Systems
Thermal Systems’ sales and operating results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$334	57%	$391	62%	$(57)

Other customers	225	38%	202	32%	23
Inter-segment	31	5%	35	6%	(4)

Total Other and Inter-segment	256	43%	237	38%	19

Total net sales	$590		$628		$(38)

Operating income	$12		$5		$7
Gross margin	10.0%		8.6%

Net Sales  Total sales decreased $38 million for the three months ended March 31, 2007. The total sales decrease was primarily due to customer production schedules and the net of new and lost business of $103 million and contractual price reductions. The acquisition of a controlling position in SDAAC increased sales by $53 million as well as a favorable impact from commodity costs pass-through, primarily aluminum, and foreign currency exchange of $15 million.

The GM sales decrease was primarily due to a decline in GM North America production schedules and the net of new and lost business of $69 million as well as contractual price reductions. The decrease was partially reduced by commodity costs pass-through, primarily aluminum, and the slightly favorable impact of currency exchange rates related to the Euro.

The other customer and inter-segment sales increase was primarily driven by the acquisition of a controlling position in SDAAC. SDAAC is a Chinese entity specializing in Heating, Ventilating and Air Conditioning and powertrain cooling supply to the Chinese market. SDAAC’s first quarter 2007 revenue included in Thermal Systems operating results was $53 million. Excluding the impact of the SDAAC acquisition, other customers and inter-segment sales decreased $34 million mostly due to customer production schedules, the net of new and lost business and sales mix.

Operating Income/Loss  The operating income increase was impacted by favorable performance, primarily in material and manufacturing performance and favorable depreciation and amortization, for a net favorable impact of $29 million. Additionally, Thermal Systems experienced a decrease in expense for employee termination benefits and other exit costs of $11 million. Offsetting these increases were a reduction in customer production schedules and sales mix of $31 million as well as contractual price reductions. Operating income was also disproportionately affected by Thermal System’s ongoing investments in new markets.

Steering
Steering’s sales and operating results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$425	61%	$437	63%	$(12)

Other customers	256	37%	228	33%	28
Inter-segment	12	2%	33	4%	(21)

Total Other and Inter-segment	268	39%	261	37%	7

Total net sales	$693		$698		$(5)

Operating loss	$(155)		$(28)		$(127)
Gross margin	7.8%		4.2%

Net Sales  Total sales decreased $5 million for the three months ended March 31, 2007. The total sales decrease was primarily due to customer production schedules, sales mix, and the net of new and lost business of $25 million and the slight impact of contractual price reductions. Offsetting these decreases was the impact of favorable foreign currency exchange, primarily the Euro, of $12 million and improvements related to design changes of $9 million.

The GM sales decrease was primarily due to a decline in North America customer production schedules, sales mix, and the net of new and lost business of $18 million, partially offset by improvements related to design changes.

The other customers and inter-segment increase was due primarily to the impact of favorable Euro exchange rates. The favorable exchange was partially offset by decreases in customer production schedule reductions, sales mix, and the net of new and lost business, as well as contractual price reductions.

Operating Income/Loss  The operating loss increase was impacted by long-lived asset impairment charges of $154 million, an increase of expense related to employee termination benefits and other exit costs of $29 million, including $30 million related to the closure announcement of the Puerto Real site in Cadiz, Spain, as well as a reduction in customer production schedules, sales mix and contractual price reductions of $21 million. Offsetting these decreases were operational performance improvements, primarily in material and manufacturing, of $25 million, a reduction in costs for temporarily idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. Special Attrition Program of $14 million and a favorable impact of $28 million due to lower wage hourly employees hired in the U.S. to replace employees who left under the special attrition programs.

Automotive Holdings Group
Automotive Holdings Group’s sales and operating results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$711	55%	$878	57%	$(167)

Other customers	494	38%	564	36%	(70)
Inter-segment	91	7%	111	7%	(20)

Total Other and Inter-segment	585	45%	675	43%	(90)

Total net sales	$1,296		$1,553		$(257)

Operating loss	$(66)		$(117)		$51
Gross margin	1.7%		(0.5%)

Net Sales  Total sales decreased $257 million for the three months ended March 31, 2007. The total sales decrease was primarily due to customer production schedules, sales mix, and the net of new and lost business of $260 million and contractual price reductions of $12 million, partially offset by a favorable impact from commodity costs pass-through and favorable foreign currency exchange, primarily the Euro and the British Pound, of $10 million.

The GM sales decrease was due to customer production schedules, sales mix, and the net of new and lost business of $173 million. This decrease was primarily at product sites other than our interior product sites, including certain plant wind-down efforts. The sales reductions were slightly offset by favorable period-over-period price and commodity costs pass-through.

The other customers and inter-segment decrease was due to a reduction in customer production schedules, sales mix, and the net of new and lost business, including certain plant wind-down efforts, of $87 million as well as contractual price reductions. The customer production schedule decreases were slightly offset by favorable foreign currency exchange, primarily the Euro and the British Pound, of $10 million.

Operating Income/Loss  The operating loss decrease was favorably impacted by operational performance improvements of $186 million, primarily in manufacturing. Costs for idled U.S. hourly workers who receive nearly full pay and benefits were reduced by $23 million as a result of the U.S. employee special attrition programs. Offsetting these improvements was a reduction in customer production schedules and sales mix of $109 million, primarily at product sites other than our interior product sites and contractual price reductions of $12 million. There was also an increase in expense for employee termination benefits and other exit costs of $39 million, including $31 million related to the closure announcement of the Puerto Real site in Cadiz, Spain and the impact of the U.S. salaried employee separations.

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

Net Sales  Corporate and Other sales for the three months ended March 31, 2007 were $5 million, a decrease of $62 million compared to $67 million for the three months ended March 31, 2006. The decrease is primarily related to decreased sales of $57 million in our GM service parts organization business as well as a softening in the U.S. retail satellite radio market.

Operating Income/Loss  The operating loss for three months ended March 31, 2007 for Corporate and Other was $163 million, a decreased loss of $107 million compared with operating loss of $270 million for the three months ended March 31, 2006. The decreased loss was primarily due to decreases in pension and postretirement benefit costs of $91 million, offset by a reduction in customer production schedules.

Liquidity and Capital Resources

Overview of Capital Structure

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion. On January 9, 2007, Delphi successfully refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.8 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”).

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or the London Interbank Borrowing Rate (“LIBOR”) plus, (x) with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. As of March 31, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $1.2 billion. Also as of March 31, 2007, there was $327 million outstanding under the Revolving Facility and the Company had $97 million in letters of credit outstanding under the Revolving Facility as of that date.

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

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at March 31, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

The Refinanced DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The Company does not expect to pay dividends prior to emergence from chapter 11. So long as the Facility Availability Amount (as defined in the Refinanced DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors).

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on November 30, 2007, at the levels set forth in the Refinanced DIP Credit Facility.

On March 29, 2007, Delphi entered into the First Amendment to the Refinanced DIP Credit Facility (the “First Amendment”). The First Amendment provides for an amended definition of “Global EBITDAR”, the addition of a two week LIBOR interest election option and amended monthly Global EBITDAR covenant levels. The amended definition of Global EBITDAR provides for the removal of cash payment limits in respect of restructuring costs from the definition.

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of March 31, 2007.

The foregoing description of the Refinanced DIP Credit Facility and the First Amendment is a general description only and is qualified in its entirety by reference to the underlying agreements, copies of which were previously filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Refer also to Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Refinanced DIP Credit Facility.

Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolver. Refer to Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Amended DIP Credit Facility.

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement, which was then finalized on November 18, 2005, permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007 with substantially the same terms and conditions. The renewed program has an availability of €178 million ($237 million at March 31, 2007 currency exchange rates) and £12 million ($24 million at March 31, 2007 currency exchange rates). As of March 31, 2007, outstanding borrowings under this program were $162 million.

Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a subsidiary of Delphi which issued trust preferred securities and whose sole assets consist of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the Bankruptcy Code, Delphi’s filing under chapter 11 of the Bankruptcy Code constituted an “early termination event,” pursuant to which the trusts were required to be dissolved in accordance with their respective trust declarations after notice of such dissolution was sent to each security holder. Law Debenture Trust Company of New York, as Trustee (“Law

Debenture”), issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Co. as nominee for the Depository Trust Company (“DTC”), were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations.

As of March 31, 2007, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. The following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	March 31,	December 31,
	2007	2006
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391
Other debt	67	70

Total long-term debt subject to compromise	2,442	2,445

Short-term, other, and long-term debt not subject to compromise:
Prepetition revolving credit facility	—	1,507
Prepetition term loan, due 2011	—	985
Refinanced DIP term loan	2,745	—
Refinanced DIP revolving credit facility	327	—
Accounts receivable factoring	444	409
DIP term loan	—	250
European securitization	162	122
Other debt	63	66

Total short-term and other debt not subject to compromise	3,741	3,339

Other long-term debt	49	49

Total debt not subject to compromise	3,790	3,388

Total outstanding debt	$6,232	$5,833

Prepetition Indebtedness

The following should be read in conjunction with Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Senior Unsecured Debt.  Delphi had approximately $2.0 billion of unsecured debt at March 31, 2007. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at March 31, 2007. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013, $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

Junior Subordinated Notes.  Delphi previously had trust preferred securities that were issued by our subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHPRA and began trading on the Pink Sheets, a quotation source for over-the-counter securities, on November 11, 2005. (Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Ratings, Stock Listing in our Annual Report on Form 10-K for the year ended December 31, 2006). The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed.

The Chapter 11 Filings were events of default under each Trust’s respective trust declarations, and as described in the Overview of Capital Structure above, was an “early termination event,” pursuant to which the trusts were required to be dissolved in accordance with their respective trust declarations after notice of such liquidation was sent to each security holder. Law Debenture issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Co. as nominee for the DTC, were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations. At December 31, 2006, Delphi had approximately $250 million of junior subordinated notes bearing interest at 8.25% maturing on November 15, 2033, and $150 million of variable rate junior subordinated notes maturing on November 15, 2033.

Prepetition Credit Facilities.  On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C Term Loan of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect. Additionally, the Prepetition Facility was terminated. As of March 31, 2007, approximately $2.5 billion was outstanding under the Tranche C Term Loan of the Refinanced DIP Credit Facility and there are no letters of credit under the Tranche C Term Loan of the Refinanced DIP Credit Facility.

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2007, we had $444 million outstanding under these accounts receivable factoring facilities.

We also have a European accounts receivables securitization program. Accounts receivable transferred under this program are also accounted for as short-term debt. As of March 31, 2007, outstanding borrowings under this program were $162 million.

As of March 31, 2007, we had $63 million of other debt, primarily consisting of overseas bank facilities, and $67 million of other debt classified as Liabilities Subject to Compromise.

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

As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s common stock (OTC: DPHIQ) is traded on the Pink Sheets. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets November 14, 2006 due to the fact that the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter (“OTC”) securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $411 million and $93 million for the three months ended March 31, 2007 and 2006, respectively. Operating cash flow continues to be negatively impacted by lower revenue levels and compressed margins. During the three months ended March 31, 2007, operating cash flow was also negatively impacted by payments, net of reimbursement by GM, related to the U.S. employee special attrition programs in the amount of $217 million. In addition, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.

Absent a comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S. in a manner which allows us to adjust our manufacturing operations and to scale our workforce to current economic conditions, over the long term, we expect that our operating activities will continue to use, not generate, cash. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006 and $2.8 billion in 2007. As permitted under chapter 11 of the Bankruptcy Code, Delphi made only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2006, Delphi contributed $0.2 billion to its U.S. pension plans. Although Delphi’s 2007 minimum funding requirement is approximately $2.8 billion under current legislation and plan design, Delphi is in chapter 11, and our 2007 contributions will be limited to approximately $0.2 billion, representing the normal service cost earned during the year. Upon emergence from chapter 11, we would be required to meet our past due funding obligations. Delphi has been in discussions with the IRS and the PBGC regarding the funding of Delphi’s pension plans upon emergence from chapter 11. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan for more information.

Investing Activities.  Cash flows used in investing activities totaled $156 million and $232 million for the three months ended March 31, 2007 and 2006, respectively. The use of cash in the first three months of 2007 and 2006 primarily reflects capital expenditures related to ongoing operation. The improvement in cash used in investing activities is primarily due to reduced capital expenditures of $59 million.

Financing Activities.  Net cash provided by financing activities was $375 million for the three months ended March 31, 2007 and net cash used in financing activities was $43 million for the three months ended March 31, 2006. Net cash provided by financing activities during the three months ended March 31, 2007 primarily reflected borrowings under the Refinanced DIP Credit Facility, as amended. Cash provided by financing activities was offset by repayments of the Amended DIP Credit Facility and the Prepetition Facility. Net cash used in financing activities during the first quarter of 2006 primarily reflected repayments against cash overdraft and repayments of borrowings under other debt.

Dividends.  On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities (both the one in effect during 2006 and the refinanced facility currently in effect) include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 9. Debt, to the consolidated financial statements for more information.

Shareholder Lawsuits

The Company, along with Delphi Trust I, Delphi Trust II, current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. As previously disclosed, Delphi settled with the SEC, but the SEC’s investigation continues as to individuals previously employed by Delphi and the Department of Justice is also investigating these matters. Delphi continues to fully cooperate with the government in providing relevant information with respect to these matters.

On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring each of the related federal actions to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings (the “Multidistrict Litigation”).

The lawsuits transferred fall into three categories. One group of class action lawsuits, which are purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. On October 21, 2005, the ERISA Actions were consolidated before one judge in the United States District Court for the Eastern District of Michigan. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action. The plaintiffs are not currently asserting claims against or seeking relief from the Company in the Amended ERISA Action due to the Chapter 11 Filings, but have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. The defendants have filed a motion to dismiss the Amended ERISA Action. No hearing on the motions to dismiss has yet been scheduled.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 23, 2005, these securities actions were consolidated before one judge in the United States District Court for the Southern District of New York. On September 30, 2005, the Court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several new defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. The defendants have filed motions to dismiss the Amended Securities Action. No hearing on the motions to dismiss has yet been scheduled. On November 30, 2006 the plaintiffs filed a motion seeking leave to file an amended securities fraud complaint. The defendants filed their responses on December 15, 2006, and the plaintiffs filed their reply on January 2, 2007. The U.S. District Court for the Eastern District of Michigan has not yet ruled on this motion. On February 15, 2007, the District Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995 allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, the parties agreed and the Bankruptcy Court entered an order for limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions before Judge Rosen in the Eastern District of Michigan, described above. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the derivative cases were administratively closed.

In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company has appointed a committee of the Board of Directors to consider the shareholder demand, which is still investigating the matter.

Due to the preliminary nature of these lawsuits, the Company is not able to predict with certainty the outcome of this litigation or the Company’s potential exposure related thereto. In addition, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities of the debtor are subject to settlement under a plan of reorganization. Because any recovery on allowed prepetition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi recorded an initial reserve in the amount of the deductible, and net of related payments has an $8 million liability recorded as of March 31, 2007. The Company cannot assure the extent of coverage or that the impact of any loss not covered by insurance or applicable reserves would not be material. Delphi’s insurance policy contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage.

Bankruptcy Related Litigation

For information on Delphi’s reorganization cases, including adjourned motions filed by Delphi under sections 1113, 1114, and 365 of the Bankruptcy Code, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan.

On May 18, 2006, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the order approving the UAW Special Attrition Program (the “First Wilmington Trust Appeal”). On July 17, 2006, Wilmington Trust filed a notice of appeal from the order approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program

(the “Second Wilmington Trust Appeal”). On September 5, 2006, the parties to the First Wilmington Trust Appeal filed a stipulated motion to extend until October 27, 2006, the deadline for Wilmington Trust to file its opening brief. Such deadline was later extended until February 1, 2007. In recognition that Wilmington Trust’s objections to the UAW and IUE-CWA Special Attrition Programs might be mooted, on January 4, 2007, the parties sought entry of orders temporarily suspending all appellate litigation. On January 8, 2007, the federal district court presiding over the Second Wilmington Trust Appeal directed that the Second Wilmington Trust Appeal be placed on the court’s suspense docket. In the interim, a status conference regarding the second Wilmington Trust Appeal has been set for May 7, 2007. On January 29, 2007, the federal district court entered an order directing that the First Wilmington Trust Appeal be placed in suspense to provide the parties with an extended opportunity to reach consensual agreement. Pursuant to such order in the First Wilmington Trust Appeal, Wilmington Trust must file its opening brief for that matter by May 1, 2007 or provide the federal district court with a status report regarding negotiations by such date. Delphi does not expect the resolution of this matter to have a material impact on its financial statements. On April 20, 2007, the federal district court entered an agreed order further extending to July 1, 2007 the date by which Wilmington Trust must file its brief in the First Wilmington Trust Appeal.

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

Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Barrel Fill Site located in Tremont City, Ohio. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi continues to believe that a reasonable outcome of the investigative study is capping and future monitoring of this site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, Delphi completed a number of environmental investigations during 2006 as it continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. These assessments identified previously unknown conditions and led to new information that allowed Delphi to update its estimate of required remediation for previously identified conditions and resulted in Delphi recording an adjustment to our environmental reserves. Delphi believes that its current environmental accruals will be adequate to cover the estimated liability for its exposure in respect of such matters; however, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified and as known conditions are further delineated. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

As of March 31, 2007 and December 31, 2006, Delphi’s reserve for environmental investigation and remediation was $122 million and $118 million, respectively, including $3 million within liabilities subject to compromise at March 31, 2007 and December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999.

Other

As mentioned above, we continue to pursue our transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. As such, we continue to conduct additional assessments as we evaluate whether to permanently close or demolish one or more facilities as part of our restructuring activity. These assessments could result in us being required to recognize additional and possibly material costs or demolition obligations in the future.

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

Recently Issued Accounting Pronouncements

Refer to Note 1. Basis of Presentation, Recently Issued Accounting Pronouncements, to the unaudited Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2007.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates, and Note 1. Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see Note 1. Basis of Presentation to the consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates during the first three months ended March 31, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility; the terms of any reorganization plan ultimately confirmed; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; the Company’s ability to satisfy the terms and conditions of the Equity Purchase and Commitment Agreement (including the Company’s ability to achieve consensual agreements with GM and its U.S. labor unions on a timely basis that are acceptable to the Plan Investors in their sole discretion); the Company’s ability to satisfy the terms and conditions of the Plan Framework Support Agreement; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC including the risk factors in Part I. Item 1A. Risk Factors, contained therein. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies. A plan of reorganization could result in holders of Delphi’s common stock receiving no distribution on account of their interest and cancellation of their interests. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value.

Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in Delphi’s common stock or other equity interests or any claims relating to prepetition liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2006, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006, which was filed on February 28, 2007, and which is incorporated by reference into this Item 4.

The certifications of the Company’s CEO and CFO are attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2006, for a more complete understanding of the matters covered by such certifications.

Changes in internal control over financial reporting

While we are continuing to develop and implement remediation plans with respect to the identified material weaknesses, there have been no changes in our internal control over financial reporting other than those discussed below that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting beyond those identified in our Form 10-K for the year ended December 31, 2006.

Deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system at our Electrical/Electronics Architecture segment’s North American operations began in January and will continue throughout 2007. The successful implementation of this system is key to the remediation of our material weakness regarding Inventory Accounting Adjustments as disclosed in Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006.

As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as discussed in Note 14. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We May Identify The Need For Additional Environmental Remediation Or Demolition Obligations Relating To Transformation Activities.

We are undertaking substantial transformation activities including the sale, closure, and/or demolition of numerous facilities around the world. In the course of this process, environmental investigations and assessments will continue to be performed and we may identify previously unknown environmental conditions or further delineate known conditions that may require remediation or additional costs related to demolition or decommissioning. These findings could trigger additional and possibly material environmental remediation costs or demolition and decommissioning obligations above existing reserves.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the first quarter of 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 14. Debt, to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

3 (a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3 (b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3 (c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.

Exhibit
Number	Exhibit Name

10 (a)	Revolving Credit, Term Loan, and Guaranty Agreement, dated as of January 9, 2007, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on January 12, 2007.
10 (b)	Equity Purchase and Commitment Agreement, dated January 18, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on January 23, 2007.
10 (c)	Supplement to Equity Purchase and Commitment Agreement, dated January 18, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on January 23, 2007.
10 (d)	Amendment and Supplement, dated January 18, 2007, to the Plan Framework Support Agreement, dated as of December 18, 2006, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed on January 23, 2007.
10 (e)	Amendment No. 2, dated January 18, 2007, to the Rights Agreement, dated as of February 1, 1999 and amended on May 11, 2005, incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K filed on January 23, 2007.
10 (f)	Amendment dated February 28, 2007, to the Equity Purchase and Commitment Agreement, dated January 18, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on February 28, 2007.
10 (g)	First Amendment to Revolving Credit, Term Loan, and Guaranty Agreement dated as of March 29, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 29, 2007.
10 (h)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered March 29, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 30, 2007.*
31 (a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation

(Registrant)

May 7, 2007	/s/ Thomas S. Timko

Thomas S. Timko
Chief Accounting Officer and Controller

60.1