Form 10-Q
period 2007-06-30
DELPHI CORP
filed 2007-08-08
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-14787

DELPHI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3430473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5725 Delphi Drive, Troy, Michigan	48098
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2007 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$2,890	$3,069	$5,676	$6,286
Other customers	4,131	3,926	8,020	7,682

Total net sales	7,021	6,995	13,696	13,968

Operating expenses:
Cost of sales, excluding items listed below	6,635	6,543	12,857	13,102
U.S. employee special attrition program charges	—	1,905	—	1,905
Depreciation and amortization	247	272	504	542
Long-lived asset impairment charges	39	—	199	—
Selling, general and administrative	419	387	810	763
Securities & ERISA litigation charge	332	—	332	—

Total operating expenses	7,672	9,107	14,702	16,312

Operating loss	(651)	(2,112)	(1,006)	(2,344)
Interest expense (contractual interest expense for the three and six months ended June 30, 2007 was $118 million and $242 million, respectively, and for the three and six months ended June 30, 2006 was $144 million and $284 million, respectively)	(85)	(104)	(176)	(203)
Loss on extinguishment of debt	—	—	(23)	—
Other income, net	17	12	38	23

Loss before reorganization items, income taxes, minority interest, equity income, and cumulative effect of accounting change	(719)	(2,204)	(1,167)	(2,524)
Reorganization items	(42)	(20)	(81)	(33)

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change	(761)	(2,224)	(1,248)	(2,557)
Income tax expense	(57)	(51)	(106)	(91)

Loss before minority interest, equity income, and cumulative effect of accounting change	(818)	(2,275)	(1,354)	(2,648)
Minority interest, net of tax	(14)	(14)	(26)	(24)
Equity income, net of tax	11	14	26	31

Loss before cumulative effect of accounting change	(821)	(2,275)	(1,354)	(2,641)
Cumulative effect of accounting change, net of tax	—	—	—	3

Net loss	$(821)	$(2,275)	$(1,354)	$(2,638)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(1.46)	$(4.05)	$(2.41)	$(4.71)
Cumulative effect of accounting change	—	—	—	0.01

Basic and diluted loss per share	$(1.46)	$(4.05)	$(2.41)	$(4.70)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
	(Unaudited)	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,489	$1,667
Restricted cash	159	146
Accounts receivable, net:
General Motors and affiliates	2,110	2,078
Other	3,245	2,691
Inventories, net:
Productive material, work-in-process and supplies	1,532	1,598
Finished goods	604	577
Other current assets	497	458

Total current assets	9,636	9,215
Long-term assets:
Property, net	4,340	4,695
Investments in affiliates	436	417
Goodwill	383	378
Other intangible assets, net	45	51
Other	618	636

Total long-term assets	5,822	6,177

Total assets	$15,458	$15,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt	$3,877	$3,339
Accounts payable	3,142	2,820
Accrued liabilities	1,944	2,211

Total current liabilities	8,963	8,370
Long-Term liabilities:
Other long-term debt	24	49
Employee benefit plan obligations	598	550
Other	836	859

Total long-term liabilities	1,458	1,458
Liabilities subject to compromise	18,054	17,416

Total liabilities	28,475	27,244

Minority interest	209	203
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2007 and 2006	6	6
Additional paid-in capital	2,776	2,769
Accumulated deficit	(13,265)	(11,893)
Accumulated other comprehensive loss:
Employee benefit plans	(3,046)	(3,041)
Other	355	156

Total accumulated other comprehensive loss	(2,691)	(2,885)
Treasury stock, at cost (3.2 million shares in 2007 and 2006)	(52)	(52)

Total stockholders’ deficit	(13,226)	(12,055)

Total liabilities and stockholders’ deficit	$15,458	$15,392

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(in millions)

Cash flows from operating activities:
Net loss	$(1,354)	$(2,638)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	504	542
Long-lived asset impairment charges	199	—
Deferred income taxes	19	(16)
Pension and other postretirement benefit expenses	548	804
Equity income	(26)	(31)
Reorganization items	81	33
U.S. employee special attrition program charges	—	1,905
Loss on extinguishment of debt	23	—
Securities & ERISA litigation charge	332	—
Loss on liquidation/deconsolidation of investment	79	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,029)	(573)
Inventories, net	18	(209)
Other assets	(17)	(173)
Accounts payable	435	549
Accrued and other long-term liabilities	336	229
Other, net	(14)	43
U.S. employee special attrition program payments	(526)	—
U.S. employee special attrition program reimbursement by GM	265	—
Pension contributions	(156)	(141)
Other postretirement benefit payments	(87)	(116)
Net payments for reorganization items	(61)	(21)

Net cash (used in) provided by operating activities	(431)	187

Cash flows from investing activities:
Capital expenditures	(334)	(416)
Proceeds from sale of property	24	34
Proceeds from sale of non-U.S. trade bank notes	95	84
Increase in restricted cash	(10)	(81)
Proceeds from divestitures	—	12
Other, net	(13)	(36)

Net cash used in investing activities	(238)	(403)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility, net of issuance cost	2,739	—
Repayments of borrowings under debtor-in-possession facility	(250)	—
Repayments of borrowings under prepetition term loan facility	(988)	—
Repayments of borrowings under prepetition revolving credit facility	(1,508)	—
Net borrowings under refinanced debtor-in-possession facility	410	—
Net borrowings under other debt agreements	80	5
Repayments under cash overdraft.	—	(24)
Other, net	(30)	(11)

Net cash provided by (used in) financing activities	453	(30)

Effect of exchange rate fluctuations on cash and cash equivalents	38	13

Decrease in cash and cash equivalents	(178)	(233)
Cash and cash equivalents at beginning of period	1,667	2,221

Cash and cash equivalents at end of period	$1,489	$1,988

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Net loss	$(821)	$(2,275)	$(1,354)	$(2,638)
Other comprehensive income:
Currency translation adjustments, net of tax	120	37	146	86
Net change in unrecognized gain on derivative instruments, net of tax	50	8	53	2
Employee benefit plans adjustment, net of tax	(5)	859	(5)	859

Other comprehensive income	165	904	194	947

Comprehensive loss	$(656)	$(1,371)	$(1,160)	$(1,691)

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

Bankruptcy Filing — On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the U.S. Courts and are not subject to the requirements of the Bankruptcy Code. However, Delphi’s Board of Directors authorized Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L (“DASE”), to file a petition for Concurso, or bankruptcy, under Spanish law, exclusively for that entity. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the second quarter and first six months of 2007, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation and healthcare. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the cost of disposing of the assets. During the second quarter and first six months of 2007, Delphi recorded impairment charges of $39 million and $199 million, respectively, related to long-lived assets. Refer to Note 5. Long-Lived Asset Impairment for more information.

Postemployment Benefits— Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. During the second quarter of 2006, the Company entered into a special attrition program for certain union-represented U.S. hourly employees that significantly impacts the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment. As a result, approximately $103 million of accruals were no longer necessary and accordingly were recorded as a reduction to cost of sales. For additional information, refer to Note 11, U.S. Employee Special Attrition Program.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower its operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $301 million and $89 million included in cost of sales for the three months ended June 30, 2007 and 2006, respectively, and $420 million and $135 million for the six months ended June 30, 2007 and 2006. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for employee termination benefits and other exit costs related to non-core product lines included in the amount above.

Share-Based Compensation— Delphi’s stock-based compensation programs include stock options, restricted stock units, and stock appreciation rights. The Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123(R)”), effective January 1, 2006 using the modified-prospective method. SFAS 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires the Company to estimate forfeitures at the grant date. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS 123(R). Total share-based compensation cost was $4 million and $3 million for the three months ended June 30, 2007 and 2006, respectively, and $7 million and $9 million for the six months ended June 30, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements— In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Delphi adopted FIN 48 effective January 1, 2007. The impact of initially applying FIN 48 was recognized as a cumulative effect adjustment increasing the January 1, 2007 opening balance of accumulated deficit by $18 million. Refer to Note 4. Income Taxes for more information regarding the impact of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Delphi is currently evaluating the requirements of SFAS 157, and has not yet determined the impact on its financial statements. Delphi expects to use the new definition of fair value upon adoption of SFAS 157 as of January 1, 2008 and apply the disclosure requirements of SFAS 157 for Delphi’s 2008 financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires, among other things, an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008, which for Delphi is the end of fiscal year 2008. Delphi currently measures the funded status of certain of its plans, primarily the U.S. other postretirement benefit plans, as of September 30 of each year.

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

On March 31, 2006, Delphi announced its transformation plan. As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines, announced on March 31, 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. With the exception of the catalyst product line with $170 million of year-to-date 2007 net sales included in the Powertrain Systems segment, and the Steering segment with $1,407 million of year-to-date 2007 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 14. Segment Reporting. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. In connection with the Company’s ongoing evaluation, during 2006 the Company decided that power products no longer fit within its future product portfolio. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and is considered a non-core product line. The Company intends to sell or wind-down non-core product lines and manufacturing sites. These product lines and manufacturing sites were not classified as held for sale in the current period as the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” were not met as of June 30, 2007.

Also on March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the 1113/1114 motion commenced in May 2006 and continued into June 2006. Since that time the 1113/1114 motion has been adjourned on several occasions. On July 19, 2007, the Court approved Delphi’s entry into a Memorandum of Understanding with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and GM covering site plans, workforce transition, and legacy pension and other postretirement benefits obligations, as well as other comprehensive transformational issues (the “UAW Settlement Agreement”). The UAW Settlement Agreement is a comprehensive agreement that modifies, extends or terminates provisions of the existing collective bargaining agreements among Delphi, the UAW, and its various locals (the “UAW CBAs”), and provides that GM and Delphi will undertake certain financial obligations to Delphi’s UAW represented employees and retirees to facilitate these modifications. In addition to approving the UAW Settlement Agreement, the Court also granted Delphi’s motion to (i) withdraw without prejudice Delphi’s and its affiliated debtors’ 1113/1114 motion solely as it pertains to the UAW and UAW-represented retirees and approve the parties’ settlement of such motion solely as it pertains to the UAW and UAW-represented retirees and (ii) modify retiree welfare benefits for certain UAW-represented retirees of Delphi and its affiliated debtors. The settlement of the 1113/1114 motion applies only to the UAW and does not resolve such motion as to the remaining labor unions representing Delphi’s and its affiliated debtors’ employees. On August 6, 2007, Delphi announced it had reached a tentative agreement and signed a Memorandum of Understanding with each of four additional International unions and/or their respective affiliated local unions representing certain U.S. hourly employees, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (“IUE-CWA”) and its respective affiliated local unions, the International Association of Machinists and its respective affiliated local unions, the International Brotherhood of Electrical Workers and its respective affiliated local unions, the International Union of Operating Engineers and/or their respective local unions, and GM covering workforce transition, legacy pension items as well as other comprehensive transformational matters. The agreements are subject to union ratification and Court approval. Representatives of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) whose labor agreement remains subject to the 1113/1114 motion, have notified the Company of the USWA’s intent to terminate the collective bargaining agreements upon expiration in the fall of 2007, which would enable the USWA thereafter to engage in strikes. Delphi is committed to reaching a consensual agreement with the USWA.

The following summarizes the principal terms of the UAW Settlement Agreement which was included as an exhibit to Delphi’s Current Report on Form 8-K filed on July 20, 2007 with the SEC.

•	The UAW Settlement Agreement extends the UAW CBAs until September 14, 2011;

•	A site plan is implemented with respect to each of 21 UAW-Delphi plants which includes, at certain sites, specific revenue, production, and job commitments from Delphi and/or GM and pursuant to which Delphi will retain ownership and operations in four facilities, seven facilities will be sold or transferred to a third party so that Delphi will have no further operational or employment responsibilities after certain specified sunset dates, and ten facilities will be closed;

•	A workforce transition program is implemented for traditional UAW-represented employees that provides eligible employees with transformation plan options including (1) attrition options similar to the previously-approved UAW attrition programs, (2) flowback rights to eligible Delphi employees as of the date of the filing of Delphi’s bankruptcy petition who do not elect the attrition options, including relocation allowances of up to $67,000 in certain circumstances when plants cease production, (3) provision of lump sum “buy-down” payments totaling $105,000 for traditional production employees who do not elect the attrition option or flowback and continue to work for Delphi under the terms of the 2004 UAW-Delphi Supplemental Agreement applicable to employees hired after 2004, transferring those employees to Supplemental Employee Status’ as of October 1, 2007, (4) conversion of temporary employees in UAW-Delphi plants to permanent employee status, and (5) severance payments up to $40,000 to eligible employees who are permanently laid off prior to September 14, 2011;

•	Certain terms of the 2004 UAW-Delphi Supplemental Agreement with respect to wages, individual retirement and savings plans, and post-retirement health care accounts are modified;

•	Certain terms of the UAW CBAs are modified with respect to provisions covering hiring requirements, existing Center for Human Resources (“CHR”)/Legal Services, holiday schedule, temporary employees, Appendix L, Guaranteed Income Stream, America Online, and other matters described in Attachment E to the UAW Settlement Agreement;

•	Local negotiations subject to mutual agreement regarding work rules and other local agreement issues will be conducted on an expedited basis;

•	Delphi’s commitment in the 2004 UAW-Delphi Supplemental Agreement to the principle of “equivalence of sacrifice” when establishing compensation and benefit levels for salaried employees and management is reaffirmed;

•	All employee, retiree, and union asserted and unasserted claims are settled (except for waiver of rights to vested pension benefits, workers compensation benefits, unemployment compensation benefits, and pending ordinary course grievances of employees remaining in the workforce); and

•	The UAW will receive an allowed prepetition claim, to be paid pursuant to the plan of reorganization in the amount of $140 million on account of the CHR and Legal Services claims as of April 1, 2007 (to be adjusted for accruals through October 1, 2007 and adjusted for expenditures by Delphi until the effective date of a plan of reorganization) of which $30 million will be paid to the UAW-GM Center for Human Resources and the balance will be paid directly to the DC VEBA established pursuant to a settlement agreement approved by the court in the case of International Union, UAW, et al. v. General Motors Corp., Civil Action No. 05-73991.

Effective upon the execution by Delphi and GM of a comprehensive settlement agreement resolving certain financial, commercial, and other matters between Delphi and GM and substantial consummation of a plan of reorganization proposed by Delphi in its chapter 11 cases and confirmed by the Court which incorporates, approves, and is consistent with all of the terms of the UAW Settlement Agreement and Delphi-GM settlement:

•	Delphi’s obligation to provide certain retiree welfare benefits is eliminated and GM is obligated to provide certain retiree welfare benefits for certain UAW-represented employees covered as provided in the Benefit Guarantee Term Sheet;

•	A transfer of certain pension assets and liabilities from Delphi’s pension plans to GM’s pension plans is effectuated pursuant to Internal Revenue Code Section 414(1) in exchange for certain consideration to be paid by Delphi to GM;

•	Delphi’s existing pension plan is frozen in certain respects effective upon emergence from chapter 11 and GM will be obligated to pay certain benefits for certain UAW-represented employees covered as provided in the Benefit Guarantee Term Sheet;

•	The amount of $450 million is funded by GM, which the UAW has directed to be paid directly to the DC VEBA established pursuant to a settlement agreement approved by the court in the case of International Union, UAW, et al. v. General Motors Corp., Civil Action No. 05-73991;

•	The UAW Settlement Agreement (including the UAW CBAs) is assumed pursuant to 11 U.S.C. § 365;

•	The UAW released parties are exculpated and released in connection with the UAW Settlement Agreement and Delphi’s chapter 11 cases; and

•	Delphi and GM receive releases from the UAW, all employees and former employees of Delphi represented or formerly represented by the UAW, and all persons or entities with claims derived from or related to any relationship with such employees of Delphi arising directly or indirectly from or in any way related to any obligations under the collective bargaining agreements or the UAW Settlement Agreement (except for claims for benefits provided for or explicitly not waived under the UAW Settlement Agreement).

Periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the 1113/1114 motion. The next status conference on the 1113/1114 motion is scheduled to take place August 9, 2007. The Court has granted an order extending the date by which a ruling on the 1113/1114 motion must be made with respect to the IUE-CWA until August 10, 2007 and with all of Delphi’s unions other than the UAW and IUE-CWA until August 17, 2007.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was initially scheduled to commence on September 28, 2006. The hearing on the motion has been adjourned on multiple occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and additional proceedings on the motion are currently suspended until further order of the Court. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the motions. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, the Company has not unilaterally revised the terms and conditions on which it has been providing interim supply of parts to GM in connection with the expired contracts or filed additional contract rejection motions, and remains focused on resolving this matter as part of a consensual resolution with all of the Debtors’ stakeholders.

There can be no assurances that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court and the support of their stakeholders, including GM and the Debtors’ labor unions. The provisions of the UAW Settlement Agreement and the Delphi-GM agreement became or will be effective subsequent to June 30, 2007. In accordance with U.S. GAAP, the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan, such as the UAW Settlement Agreement and the Delphi-GM settlement agreement become effective. The plan and agreements will impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the UAW Settlement Agreement, and the fair values assigned to assets and liabilities upon Delphi’s emergence from bankruptcy, among others. Such adjustments will have a material impact on Delphi’s financial statements. Costs recorded in the three and six months ended June 30, 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets recorded as a component of long-lived asset impairment charges of $39 million and $197 million, respectively, and employee termination benefits and other exit costs of $228 million and $307 million, respectively (of which $228 million and $305 million were recorded as a component of cost of sales and less than a million and $2 million were recorded as a component of selling, general and administrative expenses), including $207 million and $268 million, respectively, recorded as a component of cost of sales related to a manufacturing facility in Cadiz, Spain discussed below.

Delphi’s Chapter 11 Filings related solely to its U.S. operations as Delphi’s operations outside the United States generally are profitable and have positive cash flow. Nevertheless, Delphi has been seeking and will continue to seek to optimize its manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007 Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which has approximately 1,600 employees, is the primary holding of DASE.

On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso, which provides DASE support by managing the process of closing the Puerto Real site in Cadiz, Spain in accordance with applicable Spanish law. The Spanish court appointed Adalberto Canadas Castillo and Enrique Bujidos (of PricewaterhouseCoopers Spain) and, thereafter, Fernando Gómez Martín, as receivers of DASE (the “DASE Receivers”) to address the legal interests of employees, suppliers and any other parties affected by the closure of the plant. In addition to the labor-related claims against DASE, suppliers and other non-labor creditors have asserted claims against DASE.

During the Concurso process, DASE commenced negotiations on a social plan and a collective layoff procedure related to the separation allowance with the unions representing the affected employees. On July 4, 2007, DASE, the DASE Receivers, and the workers’ councils and unions representing the affected employees reached a settlement on a social plan of €120 million (approximately $161 million) for a separation allowance of approximately 45 days of salary per year of service to each employee (the “Separation Plan”). Delphi concluded that it is in its best interest to voluntarily provide the €120 million to DASE as well as additional funds to DASE in an amount not to exceed €10 million (approximately $14 million) for the purpose of funding payment of the claims of DASE’s other creditors. On July 19, 2007, the Court granted Delphi’s motion authorizing, but not directing, Delphi to provide funds to its indirect wholly-owned subsidiary, DASE, in accordance with the Separation Plan. On July 31, 2007, the Spanish court presiding over the Concurso approved the Separation Plan. Delphi provided DASE with funding of €120 million related to the Separation Plan in the third quarter of 2007 which was funded with cash from certain overseas non-debtor entities. Additionally, subject to certain conditions, DASE will transfer to a person or entity designated by the Andalucía Autonomous Community Government the land, installations, machinery and tangible fixed assets owned by DASE and located at the Puerto Real plant that are necessary for the future pursuit of any industrial activities. In consideration for providing such funds and transferring certain fixed assets, upon satisfaction of certain requirements under Spanish law, Delphi, all of its affiliates, and each of their directors and officers will be released by operation of Spanish law from any liability related to DASE or arising out of its Concurso application. Additionally, each employee who accepts payment under the Separation Plan is required to confirm that such payment is in full satisfaction of any claims the worker may have against DASE, Delphi, or any Delphi affiliate. Notwithstanding the foregoing, Delphi and its affiliates deny any liability and reserve the right to challenge any and all such claims should this matter not be resolved consensually as anticipated. The foregoing summary of the Separation Plan is qualified in its entirety by the terms of the underlying agreement.

As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of the DASE Receivers, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. Delphi had recorded a $61 million charge in the first quarter of 2007 related to Delphi’s committed voluntary contribution of funds sufficient to satisfy the minimum separation allowance to which affected employees are entitled under applicable Spanish law. The incremental expense of $114 million associated with the funding was probable and estimable as of June 30, 2007; therefore, Delphi recorded this amount in the quarter ended June 30, 2007. Delphi recorded an additional expense of approximately $93 million in the quarter ended June 30, 2007 associated with the exit of the Puerto Real site in Cadiz, Spain and the liquidation of Delphi’s investment of DASE, including the recognition of accumulated loss on foreign currency translation of approximately $41 million. The total year-to-date expense through June 30, 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million, of which $61 million was recorded in the first quarter of 2007 ($30 million in the Steering segment and $31 million in the Automotive Holdings segment) and approximately $207 million was recorded in the second quarter 2007 ($77 million in the Steering segment and $130 million in the Automotive Holdings segment) as a component of cost of sales.

As previously disclosed, Delphi was party to (i) a Plan Framework Support Agreement (the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlined a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi, and (ii) an Equity Purchase and Commitment Agreement (the “Terminated EPCA”) with affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS, pursuant to which these investors would invest up to $3.4 billion in reorganized Delphi. Both the PSA and the Terminated EPCA were subject to a number of conditions, including Delphi reaching consensual agreements with its U.S. labor unions and GM.

On April 19, 2007, Delphi announced that it anticipated negotiating changes to the Terminated EPCA and the PSA and that it did not expect that Cerberus would continue as a plan investor. On July 7, 2007, pursuant to Section 12(g) of the Terminated EPCA, Delphi sent a termination notice of the Terminated EPCA to the other parties to the Terminated EPCA. As a result of the termination of the Terminated EPCA, a Termination Event (as defined in the PSA) occurred, and all obligations of the parties to the PSA under the PSA were immediately terminated and were of no further force and effect. Delphi incurred no fees under the Terminated EPCA as a result of this termination. On July 9, 2007, Delphi announced that it formally had terminated the Terminated EPCA and PSA and that it expected to enter into new framework agreements later in July. Delphi also announced that these developments were not expected to prevent Delphi from filing its plan of reorganization and related documents with the Court prior to the current expiration of the company’s exclusivity period or emerging from Chapter 11 reorganization this year. Pursuant to an order entered by the Court on June 29, 2007, the Debtors’ exclusive period under the Bankruptcy Code for filing a plan of reorganization was extended to and including December 31, 2007, and the Debtors’ exclusive period for soliciting acceptances of a plan of reorganization was extended to and including February 29, 2008.

On July 18, 2007, Delphi announced that affiliates of lead investor Appaloosa, Harbinger, Pardus Capital Management, L.P. (“Pardus”) and Merrill, UBS, and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”) submitted a proposal letter to Delphi to invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 and its plan of reorganization, on the terms and subject to the conditions contained in the form of equity purchase and commitment agreement attached to their proposal. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving an equity purchase and commitment agreement by and among the Investors and the Company (the “EPCA”), and on August 3, 2007 the Investors and the Company executed the EPCA. Under the terms and subject to the conditions of the EPCA, the Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to existing common stockholders subject to approval of the Court and satisfaction of other terms and conditions. The rights offering would commence following confirmation of the Company’s plan of reorganization and conclude 30 days thereafter, prior to the Company’s emergence from Chapter 11 reorganization. Altogether, the Investors could invest up to $2.55 billion in the reorganized Company.

However, the EPCA is subject to the satisfaction or waiver of numerous conditions and the non-exercise by either the Company or the Investors of certain termination rights, including the condition that Appaloosa is reasonably satisfied with the terms of certain material transaction documents, including the plan of reorganization and disclosure statement, confirmation order, business plan, certain constituent documents, and labor agreements to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company. With respect to a settlement with GM, Appaloosa must also be satisfied in its reasonable discretion taking into account whether the GM settlement has a material impact on the Investors’ proposed investment in the Company and other relevant factors. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Investors $83 million plus certain transaction expenses in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company will pay a commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company will pay a commitment fee of $18 million. In addition, the Company will pay an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The commitment and arrangement fees are payable in installments, with fees to be paid as follows: $14 million on the first business day following the first date that the approval order is issued by the Court, $21 million on the date that the disclosure statement is filed, and $29 million on the first business day following the entry of an order by the Court approving the disclosure statement. The Company is required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next 24 months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $100 million on or prior to the Disclosure Statement Approval Date, or $250 million thereafter.

The EPCA also includes certain corporate governance provisions for the reorganized Company. The reorganized Company would be governed initially by a nine-member, classified Board of Directors consisting of the Company’s Chief Executive Officer and President (“CEO”), and Executive Chairman, three members nominated by Appaloosa, three members nominated by the Creditors’ Committee, and one member nominated by the co-lead investor representative on a search committee with the approval of either the Company or the Creditors’ Committee. As part of the new corporate governance structure, the current Company’s Board of Directors along with the Investors, mutually recognized that Rodney O’Neal would continue as CEO of the reorganized Company. Subject to certain conditions, a majority of the directors (6 of 9) would be required to be independent from the reorganized Company under applicable exchange rules and independent of the Investors.

A five-member search committee will select the Company’s post-emergence Executive Chairman, have veto rights over all directors nominated by the Investors and statutory committees, and appoint initial directors to the committees of the Company’s Board of Directors. The search committee will consist of John D. Opie, the Company’s Board of Directors’ lead independent director, a representative of each of the Company’s two statutory committees and a representative from Appaloosa and one of the other co-investors (other than UBS, Goldman and Merrill). Appaloosa, through its proposed preferred stock ownership, would have certain veto rights regarding extraordinary corporate actions such as change of control transactions and acquisitions or investments in excess of $250 million in any twelve-month period after issuance of the preferred stock

Executive compensation for the reorganized company must be on market terms, must be reasonably satisfactory to Appaloosa, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the plan of reorganization. The foregoing description of the EPCA does not purport to be complete and is qualified in its entirety by reference to the EPCA, which is filed as an exhibit to this quarterly report.

The EPCA further outlines the Company’s proposed framework for a plan of reorganization, which includes distributions to be made to creditors and shareholders, the treatment of GM’s claims, and the corporate governance of the reorganized Company. These provisions had been the subject of the PSA.

The proposed treatment of claims and interests in the Company’s Chapter 11 plan of reorganization is as follows (subject to adjustment for allowed accrued interest after June 30, 2007):

•	All senior secured debt would be refinanced and paid in full and all allowed administrative and priority claims would be paid in full.

•	Trade and other unsecured claims and unsecured funded debt claims (exclusive of subordinated debt claims) would be satisfied in full with $3.48 million of common stock (77.3 million out of a total of 147.6 million shares) in the reorganized Company, at a deemed value of $45 per share, and with the balance paid in cash. The framework requires that the amount of allowed trade and unsecured claims (other than funded debt claims and postpetition accrued interest claims) not exceed $1.7 billion.

•	In exchange for GM’s financial contribution to the Company’s transformation plan, and in satisfaction of GM’s claims against the Company, GM will receive $2.7 billion in cash, and an unconditional release of any alleged estate claims against GM. In addition, as with other customers, certain GM claims would flow-through the Chapter 11 cases and be satisfied by the reorganized company in the ordinary course of business. The plan framework anticipates that GM’s financial contribution to the Company’s transformation plan would be consistent with the items identified in the Company’s former framework agreement announced on December 18, 2006. While the actual value of the potential GM contribution cannot be determined until the Delphi-GM global settlement agreement and master restructuring agreement are finalized, the Company is aware that GM has publicly estimated its potential exposure related to the Company’s Chapter 11 filing.

•	All subordinated debt claims would be allowed and satisfied with $478 million of common stock (10.6 million out of a total of 147.6 million shares) in the reorganized Company at a deemed value of $45 per share.

•	The equity securities class in the Company’s plan of reorganization would receive: 1) $66 million of common stock (1.5 million out of a total of 147.6 million shares) in the reorganized Company (at a deemed value of $45 per share); 2) warrants to purchase an additional 5 percent of the common stock of the reorganized Company during a five-year period (at an exercise price of $45 per share); 3) transferable rights to purchase approximately 45.6 million shares of common stock in the reorganized Company for $1.6 billion at a deemed exercise price of approximately $38 per share; and 4) non-transferable rights to purchase $572 million of common stock (at an exercise price of $45 per share), which will result in adjustments to the stock and cash distributions to be made to the unsecured creditors, Appaloosa, and pursuant to the 1113/1114 motions.

The financial statements of the Debtors are presented as follows:

Basis of Presentation

Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Delphi’s non-Debtor subsidiaries are treated as non-consolidated affiliates in these financial statements and as such their net income is included as “Equity income (loss) from non-Debtor affiliates, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor affiliates” in the balance sheet. The Debtors’ financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7. The expense associated with the exit of the Puerto Real site in Cadiz, Spain of $61 million recorded in the first quarter of 2007 was recorded by DASE, a non-Debtor entity and is included in “Equity income (loss) from non-Debtor affiliates, net of tax.” The additional expense of $207 million that was recorded in the second quarter of 2007 was recorded by DASE’s parent company which is a Debtor entity and is included as a component of cost of sales in the Condensed Combined Debtors-in-Possession Statement of Operations.

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. During the second quarter of 2007, the Debtors received approximately $26 million of dividends from non-debtor allied affiliates which are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore were recorded in Other income (expense), net.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Net sales	$4,092	$4,597	$8,181	$9,353

Operating expenses:
Cost of sales, excluding items listed below	4,186	4,538	8,232	9,257
U.S. employee special attrition program charges	—	1,905	—	1,905
Depreciation and amortization	140	166	297	331
Long-lived asset impairment charges	38	—	195	—
Selling, general and administrative	267	271	521	527
Securities & ERISA litigation charge	332	—	332	—

Total operating expenses	4,963	6,880	9,577	12,020

Operating loss	(871)	(2,283)	(1,396)	(2,667)
Interest expense (contractual interest expense for the three and six months ended June 30, 2007 was $106 million and $219 million, respectively, and for the three and six months ended June 30, 2006 was $131 million and $260 million, respectively)	(73)	(91)	(152)	(178)
Loss on extinguishment of debt	—	—	(23)	—
Other income (expense), net	22	(4)	34	(4)

Loss before reorganization items, income taxes, equity income, and cumulative effect of accounting change	(922)	(2,378)	(1,537)	(2,849)
Reorganization items	(35)	(16)	(66)	(25)

Loss before income tax expense, equity income, and cumulative effect of accounting change	(957)	(2,394)	(1,603)	(2,874)
Income tax expense	(20)	(2)	(24)	(6)

Loss before equity income and cumulative effect of accounting change	(977)	(2,396)	(1,627)	(2,880)
Equity income from non-consolidated affiliates, net of tax	8	12	22	26
Equity income from non-Debtor affiliates, net of tax	148	109	251	213

Loss before cumulative effect of accounting change	(821)	(2,275)	(1,354)	(2,641)
Cumulative effect of accounting change	—	—	—	3

Net loss	$(821)	$(2,275)	$(1,354)	$(2,638)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	June 30,
	2007	December 31,
	(Unaudited)	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$26	$376
Restricted cash	110	107
Accounts receivable, net:
General Motors and affiliates	1,758	1,739
Other third parties	1,006	906
Non-Debtor affiliates	444	328
Notes receivable from non-Debtor affiliates	290	346
Inventories, net:
Productive material, work-in-process and supplies	824	938
Finished goods	255	263
Other current assets	280	290

Total current assets	4,993	5,293
Long-term assets:
Property, net	1,869	2,240
Investments in affiliates	382	366
Investments in non-Debtor affiliates	3,869	3,273
Goodwill	152	152
Other intangible assets, net	30	36
Other	315	344

Total long-term assets	6,617	6,411

Total assets	$11,610	$11,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,155	$2,742
Accounts payable	1,289	1,108
Accounts payable to non-Debtor affiliates	583	434
Accrued liabilities	971	1,250

Total current liabilities	5,998	5,534
Employee benefit plan obligations and other	704	737
Liabilities subject to compromise	18,134	17,488

Total liabilities	24,836	23,759

Stockholders’ deficit:
Total stockholders’ deficit	(13,226)	(12,055)

Total liabilities and stockholders’ deficit	$11,610	$11,704

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Six Months Ended
	June 30,
	2007	2006
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(648)	$(214)

Cash flows from investing activities:
Capital expenditures	(111)	(180)
Proceeds from sale of property	11	7
Increase in restricted cash	—	(75)
Other, net	2	(21)

Net cash used in investing activities	(98)	(269)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility	2,739	—
Repayments of borrowings under debtor-in-possession facility	(250)	—
(Repayments of) proceeds from prepetition revolving credit facility, net	(1,508)	2
Repayments of borrowings under prepetition term loan facility	(988)	—
Net borrowings under refinanced debtor-in-possession facility	410	—
Repayments under cash overdraft.	—	(24)
Repayments of borrowings under other debt agreements	(7)	(6)

Net cash provided by (used in) financing activities	396	(28)

Decrease in cash and cash equivalents	(350)	(511)
Cash and cash equivalents at beginning of period	376	1,361

Cash and cash equivalents at end of period	$26	$850

3.	REORGANIZATION ITEMS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Professional fees directly related to reorganization	$44	$36	$87	$67
Interest income	(2)	(15)	(6)	(31)
Gain on settlement of prepetition liabilities	—	(1)	—	(3)

Total Reorganization Items	$42	$20	$81	$33

For the six months ended June 30, 2007 and 2006, reorganization items resulted in $6 million and $32 million, respectively, of cash received entirely related to interest income and $67 million and $53 million, respectively, of cash paid for professional fees. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the official committee of unsecured creditors, the official committee of equity holders, the agents to the Company’s debtor-in-possession credit facilities (both the one in effect during the six months ended June 30, 2006 and the refinanced credit facility currently in effect) and prepetition credit facility, the unions, and other professional fees directly related to the reorganization.

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

There have been no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded during the quarter ended June 30, 2007. However, Delphi does expect it is reasonably possible that approximately $10 million of unrecognized tax benefits could be recognized over the next twelve months due to expiring statutes of limitations in various foreign jurisdictions which may be offset in whole or in part by the results of various income tax examinations.

Delphi files U.S. and state income tax returns as well as income tax returns in several foreign jurisdictions. Foreign taxing jurisdictions significant to Delphi include China, Mexico, Germany, France and Brazil. In the U.S., federal income tax returns for years prior to 2006 have been effectively settled. The examination of Delphi’s 2006 U.S. federal tax return is expected to be completed during 2007. With respect to foreign taxing jurisdictions significant to Delphi, Delphi’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2000. In addition, open tax years related to various states remain subject to examination but are not considered to be material.

5.	LONG-LIVED ASSET IMPAIRMENT

In accordance with SFAS 144, Delphi evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test the recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of the assets was determined based on the “held for use” classification in accordance with SFAS 144. Delphi may incur significant impairment charges or losses on divestitures upon these assets being classified as “held for sale.”

As previously disclosed, Delphi’s Steering segment has been identified as a non-core product line, and Delphi is negotiating the disposition and sale of this business. Due to various factors, including the current Court proceedings, long-lived assets of Delphi’s Steering segment are accounted for as held-for-use under the provisions of SFAS 144.

Based on the ongoing sale and labor negotiations during March 2007, previous estimates of sale proceeds were reduced. Based on this development Delphi reassessed its estimated future cash flows and the related impact on potential sale proceeds. Delphi determined that an indicator of impairment was present for its Steering segment U.S. long-lived assets. Delphi tested the recoverability of the Steering segment U.S. long-lived assets by comparing the estimated undiscounted future cash flows from its use and anticipated disposition of those assets to their carrying value. Based on its recoverability assessment, Delphi determined that the carrying value of its Steering assets at its U.S. sites exceeded the undiscounted estimated future cash flows at those sites. Accordingly, Delphi determined the fair value of its held-for-use long-lived assets at those sites by applying various valuation techniques, including discounted cash flow analysis, replacement cost and orderly liquidation value. As a result of its fair value assessment, Delphi recognized asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering segment of $152 million in the first quarter of 2007, which reduced the carrying value of the Steering segment long-lived assets to $380 million.

Delphi’s Sandusky, Ohio facility wheel bearing business in the Automotive Holdings Group segment (“Sandusky”) was identified as a non-core product line, and Delphi is negotiating the disposition and sale of this business. In June 2007, Delphi reassessed its estimated net proceeds from disposition based on an agreement with GM to provide funding for the necessary capital investment for new programs awarded to Sandusky and to share in subsequent sales proceeds. Based on the new business award, incremental investment requirement, and the proceeds sharing agreement with GM, there was a change in cash flows and a reduction in the amount of expected proceeds anticipated from a sale causing an indication of impairment. Based on testing methodology similar to that used for the Steering segment described above, Delphi determined that the carrying value of its Sandusky facility exceeded the undiscounted estimated future cash flows and consequently recognized an impairment charge of $26 million related to the valuation of long-lived assets held-for-use in the second quarter of 2007. This charge reduced the carrying value of the Sandusky site to approximately $70 million as of June 30, 2007.

In addition, Delphi recognized $7 of million of long-lived asset impairment for Delphi’s catalyst business in the Powertrain Systems segment in the second quarter of 2007, which was caused by a deterioration in the estimated undiscounted future cash flows through the expected sale date. Delphi also recognized $6 million and $14 million of other long-lived asset impairment charges for operations in various segments in the three and six months ended June 30, 2007. The total long-lived asset impairment charges for the three and six months ended June 30, 2007 were $39 million and $199 million, respectively. Refer to Note 14. Segment Reporting for long-lived asset impairment by segment.

6.	WEIGHTED AVERAGE SHARES

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the three months ended June 30, 2007 and 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Weighted average shares outstanding	561,782	561,782	561,782	561,782
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	561,782	561,782	561,782	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)

Anti-dilutive securities	69,624	79,047	69,624	79,047

7.	LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
	(in millions)

Payroll related obligations	$265	$268
Employee benefits, including current pension obligations	224	216
Accrued income taxes	158	142
Taxes other than income	186	144
Warranty obligations	218	214
U.S. Employee Special Attrition Program	173	626
Manufacturing plant rationalization	356	154
Other	364	447

Total	$1,944	$2,211

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
	(in millions)

Employee benefits	$292	$282
Environmental	117	116
U.S. Employee Special Attrition Program	110	204
Extended disability benefits	103	95
Other	214	162

Total	$836	$859

8.	WARRANTIES

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

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2007:

June 30,
2007
(in millions)

Accrual balance at beginning of year	$388
Provision for estimated warranties	140
Settlements made during the period (in cash or in kind)	(53)
Foreign currency translation and other	1

Accrual balance at end of period	$476

Approximately $218 million and $214 million of the warranty accrual balance as of June 30, 2007 and December 31, 2006, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $258 million and $174 million of the warranty accrual balance as of June 30, 2007 and December 31, 2006, respectively, is included in liabilities subject to compromise (refer to Note 9. Liabilities Subject to Compromise). During the second quarter of 2007, Delphi recorded an increase to warranty reserves in the amount of $91 million for a range of specific GM warranty claims, primarily in the Automotive Holdings Group and Powertrain segments. Refer to Note 15. Commitments and Contingencies, Ordinary Business Litigation for additional disclosure regarding warranty matters.

9.	LIABILITIES SUBJECT TO COMPROMISE

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

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. To date, the Debtors have received approximately 16,600 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $37 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. The Debtors believe that many of these claims are duplicative, based on contingencies that have not occurred, or are otherwise overstated, and are therefore invalid. As a result, the Debtors believe that the aggregate amount of claims filed with the Court will likely exceed the amount that ultimately will be allowed by the Court. As of June 30, the Debtors have filed nine omnibus claims objections that objected to claims on procedural grounds and eight omnibus claims objections that objected to claims on substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 12,600 proofs of claim which asserted approximately $9.5 billion in aggregate liquidated amounts plus additional unliquidated amounts. To date, the Court has entered orders disallowing approximately 9,000 of those claims, which orders reduced the amount of asserted claims by approximately $8.7 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 2,600 claims reducing the aggregate amounts asserted on those claims from $159 million to $139 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court.

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

Liabilities subject to compromise consist of the following:

	June 30,	December 31,
	2007	2006
	(in millions)

Pension obligations	$4,330	$4,257
Postretirement obligations other than pensions, including amounts payable to GM	9,306	9,109
Debt and notes payable	2,049	2,054
Accounts payable	751	754
Junior subordinated notes due 2033	391	391
Prepetition warranty obligation	258	174
GM claim for U.S. employee special attrition program	312	315
Securities & ERISA litigation liability (Note 15)	340	8
Other	317	354

Total Liabilities Subject to Compromise	$18,054	$17,416

10.	DEBT

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

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or the London Interbank Borrowing Rate (“LIBOR”), plus (x) with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. As of June 30, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $1.0 billion. Also as of June 30, 2007, there was $410 million outstanding under the Revolving Facility and the Company had $258 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the Pension Benefit Guaranty Corporation (“PBGC”) discussed further in Note 12. Pension and Other Postretirement Benefits.

The Refinanced DIP Credit Facility provides the lenders with a perfected first lien (with the relative priority of each tranche as set forth above) on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first-tier non-U.S. subsidiaries) and further provides that amounts borrowed under the Refinanced DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession.

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at June 30, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

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

On March 29, 2007, Delphi entered into the First Amendment to the Refinanced DIP Credit Facility (the “First Amendment”). The First Amendment provides for an amended definition of Global EBITDAR, the addition of a two-week LIBOR interest election option and amended monthly Global EBITDAR covenant levels. The amended definition of Global EBITDAR provides for the removal of cash payment limits in respect of restructuring costs from the definition.

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of June 30, 2007.

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

11.	U.S. EMPLOYEE SPECIAL ATTRITION PROGRAM

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving Delphi’s entry into the program with certain modifications. Delphi, GM, and the UAW agreed on a supplemental agreement on June 5, 2006 (the “UAW Supplemental Agreement”) to the UAW Special Attrition Program which was approved by the Court by order entered on July 7, 2006 approving the motion (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The UAW Attrition Programs offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The programs also provided a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. The programs also provided buyout payments which, depending on the amount of seniority or credited service, ranged from $70,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. In addition, employees who elected to participate in the UAW Attrition Programs were eligible to retire as employees of Delphi or flow back to GM and retire. During 2006, approximately 10,000 employees elected to flow back to GM and retire. Although GM agreed to assume the postretirement healthcare and life insurance coverages for these retirees, due to the volume of retirements, GM was unable immediately to transition these retirees to GM healthcare and life insurance plans. Delphi agreed to administer health and life insurance coverage for these retirees during the transition period and GM agreed to reimburse Delphi for the actual costs of providing such coverage. As of June 30, 2007, Delphi’s receivable from GM for these costs was $5 million.

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

As discussed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006, Delphi recorded special termination benefit charges of approximately $1,117 million during the year ended December 31, 2006, for the pre-retirement and buyout portions of the cost of the U.S. employee special attrition programs. Since GM will receive an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. The following table represents the movement in the U.S. employee special attrition program liability included in current liabilities in the consolidated balance sheet for the six months ended June 30, 2007:

Special
Termination
U.S. Employee Special Attrition Program Liability	Benefit
(in millions)

Balance at December 31, 2006	$830
Payments	(526)
Pension and other postretirement benefit service cost (Note 12)	(28)
Other	7

Balance at June 30, 2007	$283

The following table details changes in the GM accounts receivable balance attributable to the U.S. employee special attrition program for the six months ended June 30, 2007, recorded in General Motors and affiliates accounts receivable in the accompanying consolidated balance sheet at June 30, 2007:

U.S. Employee Special Attrition Program- GM Accounts Receivable
(in millions)

Balance at December 31, 2006	$272
Receipts from GM	(265)
Other	(7)

Balance at June 30, 2007	$—

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three- and six-month periods ended June 30, 2007 and 2006 for salaried and hourly employees. The settlements recorded in the six months ended June 30, 2007 were primarily due to renegotiated labor contracts for two facilities in Mexico. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(in millions)

Service cost(a)	$47	$74	$11	$10	$21	$45
Interest cost	213	185	20	15	136	129
Expected return on plan assets	(216)	(205)	(20)	(16)	—	—
Settlements	—	—	3	—	—	—
Curtailment loss/(gain)	—	1,520	5	—	—	(7)
Amortization of prior service costs	14	32	1	1	(25)	(24)
Amortization of actuarial losses	26	58	9	7	19	78

Net periodic benefit cost	$84	$1,664	$29	$17	$151	$221

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(in millions)

Service cost(a)	$95	$147	$23	$20	$42	$90
Interest cost	425	370	40	31	271	259
Expected return on plan assets	(432)	(410)	(40)	(32)	—	—
Settlements	—	—	33	—	—	—
Curtailment loss/(gain)	—	1,520	5	—	—	(7)
Amortization of prior service costs	28	65	2	2	(50)	(49)
Amortization of actuarial losses	51	115	17	13	38	156

Net periodic benefit cost	$167	$1,807	$80	$34	$301	$449

(a)	Includes $13 million and $28 million for the three and six months ended June 30, 2007, respectively, and $3 million for the three and six months ended June 30, 2006, of costs related to pre-retirement participants of the U.S. employee special attrition program accrued in 2006.

As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. During the six months ended June 30, 2007, Delphi contributed approximately $100 million to its U.S. pension plans related to services rendered during the fourth quarter of 2006 and first quarter of 2007. On July 11, 2007, Delphi contributed approximately $48 million to its U.S. pension plans related to services rendered during the second quarter of 2007. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), a minimum funding payment of approximately $791 million to the U.S. pension plans was due in the first six months of 2007 and a minimum funding payment of approximately $309 million to the U.S. pension plans was due in July 2007.

Delphi has been in discussions with the Internal Revenue Service (“IRS”) and the PBGC regarding the funding of the Delphi Hourly-Rate Employees Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11. These discussions have culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. Also, on March 9, 2007, Delphi received approval from the IRS to change the asset valuation method for purposes of funding for the Hourly and Salaried Plans for plan years beginning on and after October 1, 2005. The new asset valuation method uses fair market value as permitted in the Code. Furthermore, Delphi has received conditional funding waivers from the IRS for its Hourly Plan and Salaried Plan for the plan year ended September 30, 2006 which, if the waiver conditions are satisfied, will permit Delphi to defer funding contributions due under ERISA and the Code on June 15, 2007 until the date when Delphi emerges from chapter 11. Upon emergence from chapter 11, Delphi would be required to make cash contributions to the Hourly Plan sufficient to satisfy ERISA funding minimums after giving effect to an anticipated transfer of a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, to satisfy specified funding requirements for the Salaried Plan and to attain a specified funding level thereafter. On May 31, 2007, the Court granted Delphi’s motion seeking authority to secure the conditional funding waivers from the IRS. Pursuant to the conditions of the waivers, effective June 16, 2007, Delphi has provided to the PBGC letters of credit in favor of the plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan, which letters of credit will expire once Delphi satisfies its contribution requirements upon emergence from chapter 11. In addition, Delphi agreed to reimburse the PBGC up to $4 million for outside consulting fees related to the funding waivers. Upon emergence from chapter 11, Delphi also would be required to make cash contributions of at least $20 million to the Hourly Plan for the plan year ending September 30, 2007, which contributions among other things would settle all potential claims by the

IRS for excise taxes related to plan funding deficiencies carried over from the plan year ended September 30, 2005. The funding waivers are conditioned upon Delphi’s filing a plan of reorganization no later than December 31, 2007 and emerging from bankruptcy no later than February 29, 2008. The Hourly Plan funding waiver is further conditioned on Delphi’s making contributions to the Hourly Plan by June 15, 2008 sufficient to meet ERISA minimums for the plan year ending September 30, 2007. The foregoing description of the pension funding plan is a summary only and is qualified in its entirety by the terms of the waivers and the order of the Court.

The Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1.2 billion under current legislation and plan design, after giving effect to an anticipated transfer of a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The under-contributed amount of approximately $173 million was due on June 15, 2006. The Company did not pay this amount and a related penalty was assessed by the IRS in the amount of approximately $17 million. The penalty was recorded in liabilities subject to compromise in 2006. Given the receipt of the funding waivers described above, it is no longer probable that Delphi will ultimately pay this penalty and therefore Delphi reversed the liability of $19 million (including $2 million of accrued interest) and recognized the funding commitment of up to $4 million to the PBGC in the second quarter of 2007. During the three and six months ended June 30, 2007, the unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization along with other claims. Delphi has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.

Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, and the United Kingdom and were under-funded by $610 million as of December 31, 2006. In addition, Delphi has unfunded defined benefit plans in Korea, Italy and Turkey for which amounts are payable to employees immediately upon separation.

13.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
	(in millions)

Current assets	$95	$73
Non-current assets	18	3

Total assets	$113	$76

Current liabilities	$16	$61
Non-current liabilities	—	—

Total liabilities	$16	$61

The fair value of financial instruments recorded as assets increased from December 31, 2006 to June 30, 2007 primarily due to the increase in copper rates and favorable foreign currency trades involving the Mexican Peso and U.S. Dollar. The fair value of financial instruments recorded as liabilities decreased from December 31, 2006 to June 30, 2007 primarily due to increases in copper and natural gas forward rates, the maturity of unfavorable foreign currency intercompany loan hedges between the Euro and US Dollar.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of June 30, 2007, were $109 million pre-tax. Of this pre-tax total, a gain of approximately $93 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $17 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was less than $1 million for the six months ended June 30, 2007 and was $5 million for the six months ended June 30, 2006. The amount included in cost of sales related to the time value of options was not significant in the six months ended June 30, 2007 and 2006. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was $1 million for the six months ended June 30, 2007 and zero for the six months ended June 30, 2006.

14.	SEGMENT REPORTING

Effective July 1, 2006, Delphi realigned its business operations to focus its product portfolio on core technologies for which Delphi believes it has significant competitive and technological advantages. Delphi’s revised operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as two additional segments, Steering and Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, and power electronics, as well as advanced development of software and silicon.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronic controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Steering, which includes steering, halfshaft and column technology.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

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

Effective January 1, 2007, Delphi changed the methodology of allocating certain U.S. employee historical pension, postretirement and workers’ compensation benefit costs to the segments. Specifically, certain U.S. employee historical pension, postretirement and workers’ compensation benefit costs began being reported entirely in the Corporate and Other segment, as opposed to the previous practice of allocating these costs to other reporting segments, to directly correspond with management’s internal assessment of each segment’s operating results for purposes of making operating decisions. The reporting segments are charged with the current service cost of the pension, postretirement and workers’ compensation benefit plans for their respective workforces.

Included below are sales and operating data for Delphi’s reporting segments for the three and six months ended June 30, 2007 and 2006.

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other	Total
	(in millions)

For the Three Months Ended:
June 30, 2007
Net sales to GM and affiliates	$385	$342	$434	$461	$437	$717	$114	$2,890
Net sales to other customers	854	243	986	1,032	262	480	274	4,131
Inter-segment net sales	60	27	106	53	15	107	(368)	—

Total net sales	$1,299	$612	$1,526	$1,546	$714	$1,304	$20	$7,021

Depreciation & Amortization	$68	$17	$65	$42	$9	$25	$21	$247
Long-lived asset impairment charges	$—	$—	$8	$—	$5	$26	$—	$39
Operating income (loss)	$76	$23	$(2)	$44	$(15)	$(249)	$(528)	$(651)
Equity income	$—	$2	$3	$3	$3	$—	$—	$11
Minority interest	$(1)	$(2)	$(7)	$(6)	$(1)	$(1)	$4	$(14)
June 30, 2006
Net sales to GM and affiliates	$370	$384	$448	$461	$428	$827	$151	$3,069
Net sales to other customers	867	212	857	897	237	568	288	3,926
Inter-segment net sales	60	33	86	44	30	110	(363)	—

Total net sales	$1,297	$629	$1,391	$1,402	$695	$1,505	$76	$6,995

Depreciation & Amortization	$69	$18	$62	$43	$25	$40	$15	$272
Long-lived asset impairment charges	$—	$—	$—	$—	$—	$—	$—	$—
Operating income (loss)	$95	$21	$11	$16	$(19)	$(123)	$(2,113)	$(2,112)
Equity income	$(1)	$1	$3	$6	$1	$3	$1	$14
Minority interest	$(1)	$(2)	$(10)	$(6)	$(1)	$—	$6	$(14)

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other	Total
	(in millions)

For the Six Months Ended:
June 30, 2007
Net sales to GM and affiliates	$746	$676	$839	$903	$862	$1,428	$222	$5,676
Net sales to other customers	1,677	468	1,861	2,001	518	974	521	8,020
Inter-segment net sales	127	58	210	98	27	198	(718)	—

Total net sales	$2,550	$1,202	$2,910	$3,002	$1,407	$2,600	$25	$13,696

Depreciation & Amortization	$136	$31	$134	$86	$30	$45	$42	$504
Long-lived asset impairment charges	$1	$—	$9	$1	$159	$29	$—	$199
Operating income (loss)	$121	$35	$(25)	$39	$(170)	$(315)	$(691)	$(1,006)
Equity income	$—	$3	$8	$7	$5	$3	$—	$26
Minority interest	$(1)	$—	$(16)	$(13)	$(1)	$(1)	$6	$(26)
June 30, 2006
Net sales to GM and affiliates	$731	$775	$937	$944	$865	$1,705	$329	$6,286
Net sales to other customers	1,714	414	1,651	1,753	465	1,132	553	7,682
Inter-segment net sales	129	68	169	89	63	221	(739)	—

Total net sales	$2,574	$1,257	$2,757	$2,786	$1,393	$3,058	$143	$13,968

Depreciation & Amortization	$129	$37	$129	$84	$49	$70	$44	$542
Long-lived asset impairment charges	$—	$—	$—	$—	$—	$—	$—	$—
Operating income (loss)	$201	$26	$38	$61	$(47)	$(240)	$(2,383)	$(2,344)
Equity income	$2	$2	$7	$10	$2	$7	$1	$31
Minority interest	$(2)	$1	$(17)	$(8)	$(1)	$—	$3	$(24)

15.	COMMITMENTS AND CONTINGENCIES

Bankruptcy Related Litigation

For information on Delphi’s reorganization cases, including adjourned motions filed by Delphi under sections 1113, 1114, and 365 of the Bankruptcy Code, refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy.

As previously disclosed, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, has filed notices of appeal from the orders approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program. The appeals have been placed in suspense. Wilmington Trust is required to file two briefs with respect to its appeal of the UAW Supplemental Agreement by September 15, 2007. In addition, on May 7 and July 19, 2007, the federal district court held status hearings regarding the Wilmington Trust appeal with respect to the IUE-CWA Special Attrition Program. Pursuant to an order entered following the status conference on July 19, 2007, briefing remains suspended, although the Court scheduled a follow-up status hearing for September 10, 2007. Delphi does not expect the resolution of the appeals to have a material impact on its financial statements.

Shareholder Lawsuits

As previously disclosed, the Company, along with Delphi Trust I and Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. All of the lawsuits were consolidated and are currently pending before the United States District Court for the Eastern District of Michigan (the “Multidistrict Litigation”). The shareholder derivative actions remain administratively closed. At this time, the Company’s present estimate of liability for these matters is $340 million. This liability excludes any insurance proceeds that may be recoverable under Delphi’s insurance policies. The procedural history and summary of allegations asserted by the plaintiffs in the Multidistrict Litigation are more fully described below.

Under the direction of a special master appointed by the U.S. District Court on July 11, 2007, representatives of Delphi, Delphi’s insurance carriers, the unsecured creditors committee and equity committee in Delphi’s chapter 11 reorganization cases and certain of the other named defendants are involved in mediated settlement discussions with the lead plaintiffs in the ERISA and securities cases. Should the mediation lead to a partial or complete settlement of the Multidistrict Litigation, any such settlement agreement would be subject to the approval of the Court and the U.S. District Court, and with respect to the ERISA cases, the U.S. Department of Labor. Should the mediation not result in settlement of the Multidistrict Litigation, the litigation will proceed in the U.S. District Court from the current procedural posture described below. At the same time Delphi will begin estimation proceedings in the Court for claims filed by the plaintiffs in the Multidistrict Litigation against Delphi, which will estimate the amount of any claims to be resolved in accordance with a final plan of reorganization.

As previously disclosed, Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi’s insurance coverage contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage. While Delphi expects that any final resolution of these matters will include a substantial contribution from its insurance carriers that will fund Delphi’s liability, no assurances can be given as to the amounts Delphi will be required to pay to resolve these matters, the amount of available insurance proceeds, or the amount of any contributions from third parties. Therefore, in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), Accounting for Contingencies, Delphi has not recorded a receivable for insurance recoveries and will not until it can determine the amounts are probable of recovery. Delphi had earlier recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006 and March 31, 2007 as at such dates no other amount was deemed probable and estimable. Accordingly, in the second quarter of 2007, Delphi recognized additional charges of $332 million.

As previously disclosed, Delphi settled with the SEC in October 2006, but the investigation being conducted by the SEC and the Department of Justice continues as to certain individuals previously employed by Delphi. Delphi continues to fully cooperate with the government.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended ERISA Action were filed and are awaiting the Court’s ruling. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the United States District Court for Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended Securities Action were filed and are awaiting the Court’s ruling. As of January 2, 2007, the parties’ pleadings on plaintiffs’ motion seeking leave to file an amended securities fraud complaint were filed and are awaiting the Court’s ruling. On February 15, 2007, the United States District Court for Eastern District of Michigan partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions in the

U.S. District Court for the Eastern District of Michigan. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the derivative cases were administratively closed.

In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to consider the shareholder demand. Based on the results of its investigation, the Special Committee has determined not to assert these claims while expressly reserving the right to use the claims as affirmative defenses against an action to collect on any proof of claim, should the Special Committee determine, after reviewing such individual proof of claim, that it is in the best interest of the Company to do so.

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

As previously disclosed, GM alleged that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. In July 2006, the parties agreed to submit the dispute to binding arbitration. In May 2007 GM informed Delphi that it has experienced higher than normal warranty claims with certain 2003-2005 vehicle models due to instrument clusters supplied by Delphi’s Automotive Holdings Group segment. In June 2007, Delphi reached a tentative agreement with GM to resolve these claims along with certain other known warranty matters. Based on the tentative agreement, Delphi expects to settle the obligations with GM for approximately $199 million. Delphi recorded $91 million of additional warranty expense in cost of sales in the second quarter of 2007, primarily related to the Automotive Holdings Group and Powertrain segments.

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

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Barrel Fill Site located in Tremont City, Ohio. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi believes that a reasonable outcome of the investigative study would be a remedy involving enhanced containment, limited groundwater treatment, and future monitoring of the site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds.

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, Delphi completed a number of environmental investigations during 2006 as it continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. These assessments identified previously unknown conditions and led to new information that allowed Delphi to update its estimate of required remediation for previously identified conditions and resulted in Delphi recording an adjustment to its environmental reserves. Delphi believes that its current environmental accruals will be adequate to cover the estimated liability for its exposure in respect of such matters; however, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified and as known conditions are further delineated. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

As of June 30, 2007 and December 31, 2006, Delphi’s reserve for environmental investigation and remediation was $120 million and $118 million, respectively, including $3 million within liabilities subject to compromise at June 30, 2007 and December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation.

Other

As mentioned above, Delphi continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. As such, Delphi continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to recognize additional and possibly material costs or demolition obligations in the future.

16.	SUBSEQUENT EVENTS

The events described below have occurred subsequent to June 30, 2007 and are material to the Company’s ongoing operations but have no effect on the reported balances or results of operations for the quarterly period ended June 30, 2007. These events are listed below.

Equity Purchase and Commitment Agreement

On July 7, 2007, pursuant to Section 12(g) of the Terminated EPCA, Delphi sent a termination notice of the Terminated EPCA to the other parties to the Terminated EPCA. As a result of the termination of the Terminated EPCA, a Termination Event (as defined in the PSA) occurred, and all obligations of the parties to the PSA under the PSA were immediately terminated and were of no further force and effect. Delphi incurred no fees under the Terminated EPCA as a result of this termination. On July 9, 2007, Delphi announced that it formally had terminated the Terminated EPCA and PSA and that it expected to enter into new framework agreements with in July. Delphi also announced that these developments were not expected to prevent Delphi from filing its plan of reorganization and related documents with the Court prior to the current expiration of the company’s exclusivity period or emerging from Chapter 11 reorganization this year.

On July 18, 2007, Delphi announced that affiliates of lead investor Appaloosa, Harbinger, Pardus, and Merrill, UBS, and Goldman submitted a proposal letter to Delphi to invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 and its plan of reorganization, on the terms and subject to the conditions contained in the form of equity purchase and commitment agreement attached to their proposal. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving the EPCA and on August 3, 2007 the Investors and the Company executed the EPCA. Under the terms and subject to the conditions of the EPCA, the Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to existing common stockholders subject to approval of the Court and satisfaction of other terms and conditions. The rights offering would commence following confirmation of the Company’s plan of reorganization and conclude 30 days thereafter, prior to the Company’s emergence from Chapter 11 reorganization. Altogether, the Investors could invest up to $2.55 billion in the reorganized Company. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

U.S. Labor Agreements

On July 19, 2007, the Court granted Delphi’s motion to (i) approve the UAW Settlement Agreement with the UAW and GM regarding Delphi’s restructuring, (ii) withdraw without prejudice of Delphi’s and its affiliated debtors’ 1113/1114 motion, solely as it pertains to the UAW and UAW-represented retirees, and approve the parties’ settlement of such motion, solely as it pertains to the UAW and UAW-represented retirees, and (iii) modify retiree welfare benefits for certain UAW-represented retirees of Delphi and its affiliated debtors. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information on the UAW Settlement Agreement.

On August 6, 2007, Delphi announced it had reached a tentative agreement and signed a Memorandum of Understanding with four additional unions representing certain U.S. hourly employees, the IUE-CWA, the International Association of Machinists, the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, and GM covering workforce transition, legacy pension items as well as other comprehensive transformational matters. The agreements are subject to union ratification and Court approval.

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

In light of continued deterioration in performance in recent years, we determined that it was necessary to address and resolve our United States (“U.S.”) legacy liabilities, product portfolio, operational issues and forward-looking revenue requirements. As a result, we intensified our efforts during 2005 to engage our unions, as well as General Motors Corporation (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

Accordingly, to transform and preserve the value of the Company, which requires resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”) in the Court. The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the Court and they are not subject to the requirements of the Bankruptcy Code.

Our Chapter 11 Filings related solely to our U.S. operations as our operations outside the United States generally are profitable and cash flow positive. Nevertheless, we have been seeking and will continue to seek to optimize our manufacturing footprint to lower our overall cost structure by focusing on strategic product lines where we have significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007 our indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with our transformation plan previously announced in March 2006. The facility, which has approximately 1,600 employees, is the primary holding of DASE.

On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso, which provides DASE support by managing the process of closing the Puerto Real site in Cadiz,

Spain in accordance with applicable Spanish law. The Spanish court appointed Adalberto Canadas Castillo and Enrique Bujidos (of PricewaterhouseCoopers Spain) and, thereafter, Fernando Gómez Martín, as receivers of DASE (the “DASE Receivers”) to address the legal interests of employees, suppliers and any other parties affected by the closure of the plant. In addition to the labor-related claims against DASE, suppliers and other non-labor creditors have asserted claims against DASE.

During the Concurso process, DASE commenced negotiations on a social plan and a collective layoff procedure related to the separation allowance with the unions representing the affected employees. On July 4, 2007 DASE, the DASE Receivers, and the workers’ councils and unions representing the affected employees reached a settlement on a social plan of €120 million (approximately $161 million) for a separation allowance of approximately 45 days of salary per year of service to each employee (the “Separation Plan”). We concluded that it is in our best interest to voluntarily provide the €120 million to DASE as well as additional funds to DASE in an amount not to exceed €10 million (approximately $14 million) for the purpose of funding payment of the claims of DASE’s other creditors. On July 19, 2007, the Court granted our motion authorizing, but not directing, us to provide funds to our indirect wholly-owned subsidiary, DASE, in accordance with the Separation Plan. On July 31, 2007, the Spanish court presiding over the Concurso approved the Separation Plan. We provided DASE with funding of €120 million related to the Separation Plan in the third quarter of 2007 which was funded with cash from certain overseas non-debtor entities. Additionally, subject to certain conditions, DASE will transfer to a person or entity designated by the Andalucía Autonomous Community Government the land, installations, machinery and tangible fixed assets owned by DASE and located at the Puerto Real plant that are necessary for the future pursuit of any industrial activities. In consideration for providing such funds and transferring certain fixed assets, upon satisfaction of certain requirements under Spanish law, Delphi, all of its affiliates, and each of their directors and officers will be released by operation of Spanish law from any liability related to DASE or arising out of its Concurso application. Additionally, each employee who accepts payment under the Separation Plan is required to confirm that such payment is in full satisfaction of any claims the worker may have against DASE, Delphi, or any Delphi affiliate. Notwithstanding the foregoing, Delphi and its affiliates deny any liability and reserve the right to challenge any and all such claims should this matter not be resolved consensually as anticipated. The foregoing summary of the Separation Plan is qualified in its entirety by the terms of the underlying agreement.

As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of the DASE Receivers, we no longer possess effective control over DASE and have de-consolidated the financial results of DASE effective April 2007. We had recorded a $61 million charge in the first quarter 2007 related to our committed voluntary contribution of funds sufficient to satisfy the minimum separation allowance to which affected employees are entitled under applicable Spanish law. The incremental expense of $114 million associated with the funding was probable and estimable as of June 30, 2007; therefore, we recorded this amount in the quarter ended June 30, 2007. We recorded an additional expense of approximately $93 million in the quarter ended June 30, 2007 associated with the exit of the Puerto Real site in Cadiz, Spain and the liquidation of our investment of DASE, including the recognition of accumulated loss on foreign currency translation of approximately $41 million. The total year-to-date expense through June 30, 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million, of which $61 million was recorded in the first quarter of 2007 ($30 million in the Steering segment and $31 million in the Automotive Holdings segment) and approximately $207 million was recorded in the second quarter 2007 ($77 million in the Steering segment and $130 million in the Automotive Holdings segment) as a component of cost of sales.

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

Also on March 31, 2006, we initiated a “dual track” process to obtain authority to reject our collective bargaining agreements and certain unprofitable contracts with GM, while at the same time continuing discussions with our labor unions and GM. Specifically, on March 31, 2006, the Debtors filed a motion with the Court under sections 1113/1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the 1113/1114 motion commenced in May 2006 and continued into June 2006. Since that time, the hearing on the 1113/1114 motion has been adjourned on several occasions. On July 19, 2007, the Court approved our entry into a Memorandum of Understanding with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and GM covering site plans, workforce transition, and legacy pension and other postretirement benefits obligations, as well as other comprehensive transformational issues (the “UAW Settlement Agreement”). The UAW Settlement Agreement is a comprehensive agreement that modifies, extends or terminates provisions of the existing collective bargaining agreements among Delphi, the UAW, and its various locals (the “UAW CBAs”), and provides that GM and Delphi will undertake certain financial obligations to Delphi’s UAW represented employees and retirees to facilitate these modifications. In addition to approving the UAW Settlement Agreement, the Court also granted Delphi’s motion to (i) withdraw without prejudice Delphi’s and its affiliated debtors’ 1113/1114 motion solely as it pertains to the UAW and UAW-represented retirees and approve the parties’ settlement of such motion solely as it pertains to the UAW and UAW-represented retirees and (ii) modify retiree welfare benefits for certain UAW-represented retirees of Delphi and its affiliated debtors. The settlement of the 1113/1114 motion applies only to the UAW and does not resolve such motion as to the remaining labor unions representing Delphi’s and its affiliated debtors’ employees. On August 6, 2007, Delphi announced it had reached a tentative agreement and signed a Memorandum of Understanding with each of four additional International unions and/or their respective affiliated local unions representing certain U.S. hourly employees, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (“IUE-CWA”) and its respective affiliated local unions, the International Association of Machinists and its respective affiliated local unions, the International Brotherhood of Electrical Workers and its respective affiliated local unions, the International Union of Operating Engineers and/or their respective local unions, and GM covering workforce transition, legacy pension items as well as other comprehensive transformational matters. The agreements are subject to union ratification and Court approval. Representatives of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) whose labor agreement remains subject to the 1113/1114 motion, have notified the Company of the USWA’s intent to terminate the collective bargaining agreements upon expiration in the fall of 2007, which would enable the USWA thereafter to engage in strikes. Delphi is committed to reaching a consensual agreement with the USWA.

The following summarizes the principal terms of the UAW Settlement Agreement which was included as an exhibit to Delphi’s Current Report on Form 8-K filed on July 20, 2007 with the SEC.

•	The UAW Settlement Agreement extends the UAW CBAs until September 14, 2011;

•	A site plan is implemented with respect to each of 21 UAW-Delphi plants which includes, at certain sites, specific revenue, production, and job commitments from Delphi and/or GM and pursuant to which Delphi will retain ownership and operations in four facilities, seven facilities will be sold or transferred to a third party so that Delphi will have no further operational or employment responsibilities after certain specified sunset dates, and ten facilities will be closed;

•	A workforce transition program is implemented for traditional UAW-represented employees that provides eligible employees with transformation plan options including (1) attrition options similar to the previously-approved UAW attrition programs, (2) flowback rights to eligible Delphi employees as of the date of the filing of Delphi’s bankruptcy petition who do not elect the attrition options, including relocation allowances of up to $67,000 in certain circumstances when plants cease production, (3) provision of lump sum “buy-down” payments totaling $105,000 for traditional production employees who do not elect the attrition option or flowback and continue to work for Delphi under the terms of the 2004 UAW-Delphi Supplemental Agreement applicable to employees hired after 2004, transferring those employees to Supplemental Employee Status’ as of October 1, 2007, (4) conversion of temporary employees in UAW-Delphi plants to permanent employee status, and (5) severance payments up to $40,000 to eligible employees who are permanently laid off prior to September 14, 2011. These program related costs are expected to be incurred during the second half of 2007;

•	Certain terms of the 2004 UAW-Delphi Supplemental Agreement with respect to wages, individual retirement and savings plans, and post-retirement health care accounts are modified;

•	Certain terms of the UAW CBAs are modified with respect to provisions covering hiring requirements, existing Center for Human Resources (“CHR”)/Legal Services, holiday schedule, temporary employees, Appendix L, Guaranteed Income Stream, America Online, and other matters described in Attachment E to the UAW Settlement Agreement;

•	Local negotiations subject to mutual agreement regarding work rules and other local agreement issues will be conducted on an expedited basis;

•	Delphi’s commitment in the 2004 UAW-Delphi Supplemental Agreement to the principle of “equivalence of sacrifice” when establishing compensation and benefit levels for salaried employees and management is reaffirmed;

•	All employee, retiree, and union asserted and unasserted claims are settled (except for waiver of rights to vested pension benefits, workers compensation benefits, unemployment compensation benefits, and pending ordinary course grievances of employees remaining in the workforce); and

•	The UAW will receive an allowed prepetition claim, to be paid pursuant to the plan of reorganization in the amount of $140 million on account of the CHR and Legal Services claims as of April 1, 2007 (to be adjusted for accruals through October 1, 2007 and adjusted for expenditures by Delphi until the effective date of a plan of reorganization) of which $30 million will be paid to the UAW-GM Center for Human Resources and the balance will be paid directly to the DC VEBA established pursuant to a settlement agreement approved by the court in the case of International Union, UAW, et al. v. General Motors Corp., Civil Action No. 05-73991.

Effective upon the execution by Delphi and GM of a comprehensive settlement agreement resolving certain financial, commercial, and other matters between Delphi and GM and substantial consummation of a plan of reorganization proposed by Delphi in its chapter 11 cases and confirmed by the Court which incorporates, approves, and is consistent with all of the terms of the UAW Settlement Agreement and Delphi-GM settlement:

•	Delphi’s obligation to provide certain retiree welfare benefits is eliminated and GM is obligated to provide certain retiree welfare benefits for certain UAW-represented employees covered as provided in the Benefit Guarantee Term Sheet;

•	A transfer of certain pension assets and liabilities from Delphi’s pension plans to GM’s pension plans is effectuated pursuant to Internal Revenue Code Section 414(1) in exchange for certain consideration to be paid by Delphi to GM;

•	Delphi’s existing pension plan is frozen in certain respects effective upon emergence from chapter 11 and GM will be obligated to pay certain benefits for certain UAW-represented employees covered as provided in the Benefit Guarantee Term Sheet;

•	The amount of $450 million is funded by GM, which the UAW has directed to be paid directly to the DC VEBA established pursuant to a settlement agreement approved by the court in the case of International Union, UAW, et al. v. General Motors Corp., Civil Action No. 05-73991;

•	The UAW Settlement Agreement (including the UAW CBAs) is assumed pursuant to 11 U.S.C. § 365;

•	The UAW released parties are exculpated and released in connection with the UAW Settlement Agreement and Delphi’s chapter 11 cases; and

•	Delphi and GM receive releases from the UAW, all employees and former employees of Delphi represented or formerly represented by the UAW, and all persons or entities with claims derived from or related to any relationship with such employees of Delphi arising directly or indirectly from or in any way related to any obligations under the collective bargaining agreements or the UAW Settlement Agreement (except for claims for benefits provided for or explicitly not waived under the UAW Settlement Agreement).

Periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the 1113/1114 motion. The next status conference on the 1113/1114 motion is scheduled to take place August 9, 2007. The Court has granted an order extending the date by which a ruling on the 1113/1114 motion must be made with respect to the IUE-CWA until August 10, 2007 and with all of Delphi’s unions other than the UAW and IUE-CWA until August 17, 2007.

Also on March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM. The initial GM contract rejection motion covers approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was initially scheduled to commence on September 28, 2006. The hearing on the motion was adjourned on multiple occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and additional proceedings on the motion are currently suspended until further order of the Court. In the interim, periodic chambers conferences have been conducted for status and scheduling. On March 31, 2006, we also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. To date, we have not unilaterally revised the terms and conditions on which we have been providing interim supply of parts to GM in connection with expired contracts or filed additional contract rejection motions and remains focused on resolving this matter as part of a consensual resolution with all the Debtor’s stakeholders.

As part of the transformation plan, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, which it is seeking to sell or wind-down. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe. Non-core product lines, announced in 2006, include brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. With the exception of the catalyst product line which has $170 million of year-to-date 2007 net sales included in the Powertrain Systems segment, and the Steering segment with $1,407 million of year-to-date 2007 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 14. Segment Reporting, to the consolidated financial statements. The Company continually evaluates its product portfolio and could retain or exit certain businesses depending on market forces or cost structure changes. Therefore, effective November 1, 2006, responsibility for the power products business line was moved to Delphi’s Automotive Holdings Group and is considered a non-core product line. The Company intends to sell or wind-down non-core product lines and manufacturing sites. These product lines and manufacturing sites were not classified as held for sale in the current period as the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” were not met as of June 30, 2007.

There can be no assurances that the Debtors will be successful in achieving their objectives. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court, and the support of their stakeholders, including GM, and the Debtors’ labor unions. The provisions of the UAW Settlement Agreement and the Delphi-GM agreement became or will be effective subsequent to June 30, 2007. In accordance with U.S. GAAP, the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the plan, such as the UAW Settlement Agreement and the Delphi-GM settlement agreement, become effective. The plan and agreements will impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the UAW Settlement Agreement, and the fair values assigned to assets and liabilities upon Delphi’s emergence from bankruptcy, among others. Such adjustments will have a material impact on Delphi’s financial statements. Costs recorded in the three and six months ended June 30, 2007 related to the transformation plan include impairments of long-lived assets recorded as a component of long-lived asset impairment charges of $39 million and $197 million, respectively, related to non-core product lines and employee termination benefits and other exit costs of $228 million and $307 million, respectively (of which $228 million and $305 million were recorded as a component of cost of sales and less than a million and $2 million were recorded as a component of selling, general and administrative expenses), including $207 million and $268 million, respectively, recorded as a component of cost of sales related to the Automotive Holdings Group and Steering segments.

As previously disclosed, Delphi was party to (i) a Plan Framework Support Agreement (the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”) and GM, which outlined a framework plan of reorganization, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi, and (ii) an Equity Purchase and Commitment Agreement (the “Terminated EPCA”) with affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS, pursuant to which these investors would invest up to $3.4 billion in reorganized Delphi. Both the PSA and the Terminated EPCA were subject to a number of conditions, including Delphi reaching consensual agreements with its U.S. labor unions and GM. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy, of the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information on the PSA and the Terminated EPCA.

On April 19, 2007, Delphi announced that it anticipated negotiating changes to the Terminated EPCA and the PSA and that it did not expect that Cerberus would continue as a plan investor. On July 7, 2007, pursuant to Section 12(g) of the Terminated EPCA, Delphi sent a termination notice of the Terminated EPCA to the other parties to the Terminated EPCA. As a result of the termination of the Terminated EPCA, a Termination Event (as defined in the PSA) occurred, and all obligations of the parties to the PSA under the PSA were immediately terminated and were of no further force and effect. Delphi incurred no fees under the Terminated EPCA as a result of this termination. On July 9, 2007, Delphi announced that it formally had terminated the Terminated EPCA and PSA and that it expected to enter into new framework agreements later in July. Delphi also announced that these developments were not expected to prevent Delphi from filing its plan of reorganization and related documents with the Court prior to the current expiration of the company’s exclusivity period or emerging from Chapter 11 reorganization this year. Pursuant to an order entered by the Court on June 29, 2007, the Debtors’ exclusive period under the Bankruptcy Code for filing a plan of reorganization was extended to and including December 31, 2007, and the Debtors’ exclusive period for soliciting acceptances of a plan of reorganization was extended to and including February 29, 2008.

On July 18, 2007, Delphi announced that affiliates of lead investor Appaloosa, Harbinger, Pardus Capital Management, L.P. (“Pardus”) and Merrill, UBS, and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”) submitted a proposal letter to Delphi to invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 and its plan of reorganization, on the terms and subject to the conditions contained in the form of equity purchase and commitment agreement attached to their proposal. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving the EPCA, and on August 3, 2007 the Investors and the Company had executed the EPCA. Under the terms and subject to the conditions of the EPCA, Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to existing common stockholders subject to approval of the Court and satisfaction of other terms and conditions. The rights offering would commence following confirmation of the Company’s plan of reorganization and conclude 30 days thereafter, prior to the Company’s emergence from Chapter 11 reorganization. Altogether, the Investors could invest up to $2.55 billion in the reorganized Company.

However, the EPCA is subject to the satisfaction or waiver of numerous conditions and the non-exercise by either the Company or the Investors of certain termination rights, including the condition that Appaloosa is reasonably satisfied with the terms of certain material transaction documents, including the plan of reorganization and disclosure statement, confirmation order, business plan, certain constituent documents, and labor agreements to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company. With respect to a settlement with GM, Appaloosa must also be satisfied in its reasonable discretion taking into account whether the GM settlement has a material impact on the Investors’ proposed investment in the Company and other relevant factors. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Investors $83 million plus certain transaction expenses in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering the Company will pay a commitment fee of $39 million and certain transaction expenses, and in exchange for the Investors’ commitment to purchase preferred stock the Company will pay a commitment fee of $18 million. In addition, the Company will pay an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The commitment and arrangement fees are payable in installments, with fees to be paid as follows: $14 million on the first business day following the first date that the approval order is issued by the Court, $21 million on the date that the disclosure statement is filed, and $29 million on the first business day following the entry of an order by the Court approving the disclosure statement. The Company is required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next 24 months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $100 million on or prior to the Disclosure Statement Approval Date or $250 million thereafter.

The EPCA also includes certain corporate governance provisions for the reorganized Company. The reorganized Company would be governed initially by a nine-member, classified Board of Directors consisting of the Company’s Chief Executive Officer and President (“CEO”), an Executive Chairman, three members nominated by Appaloosa, three members nominated by the Creditors’ Committee, and one member nominated by the co-lead investor representative on a search committee with the approval of either the Company or the Creditors’ Committee. As part of the new corporate governance structure, the current the Company’s Board of Directors along with the Investors, mutually recognized that Rodney O’Neal, would continue as CEO of the reorganized Company. Subject to certain conditions, a majority of the directors (6 of 9) would be required to be independent of the reorganized Company under applicable exchange rules and independent from the Investors.

A five-member search committee will select the Company’s post-emergence Executive Chairman, have veto rights over all directors nominated by the Investors and statutory committees, and appoint initial directors to the committees of the Company’s Board of Directors. The search committee will consist of John D. Opie, the Company’s Board of Directors’ lead independent director, a representative of each of the Company’s two statutory committees and a representative from Appaloosa and one of the other co-investors (other than UBS, Goldman and Merrill). Appaloosa, through its proposed preferred stock ownership, would have certain veto rights regarding extraordinary corporate actions such as change of control transactions and acquisitions or investments in excess of $250 million in any twelve-month period after issuance of the preferred stock.

Executive compensation for the reorganized company must be on market terms, must be reasonably satisfactory to Appaloosa, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the plan of reorganization. The foregoing description of the EPCA does not purport to be complete and is qualified in its entirety by reference to the EPCA, which is filed as an exhibit to this quarterly report.

The EPCA further outlines the Company’s proposed framework for a plan of reorganization, which includes distributions to be made to creditors and shareholders, the treatment of GM’s claims, and the corporate governance of the reorganized Company. These provisions had been the subject of the PSA.

The proposed treatment of claims and interests in the Company’s Chapter 11 plan of reorganization is as follows (subject to adjustment for allowed accrued interest after June 30, 2007):

•	All senior secured debt would be refinanced and paid in full and all allowed administrative and priority claims would be paid in full.

•	Trade and other unsecured claims and unsecured funded debt claims (exclusive of subordinated debt claims) would be satisfied in full with $3.48 billion of common stock (77.3 million out of a total of 147.6 million shares) in the reorganized Company, at a deemed value of $45 per share, and with the balance paid in cash. The framework requires that the amount of allowed trade and unsecured claims (other than funded debt claims and postpetition accrued interest claims) not exceed $1.7 billion.

•	In exchange for GM’s financial contribution to the Company’s transformation plan, and in satisfaction of GM’s claims against the Company, GM will receive $2.7 billion in cash and an unconditional release of any alleged estate claims against GM. In addition, as with other customers, certain GM claims would flow through the Chapter 11 cases and be satisfied by the reorganized company in the ordinary course of business. The plan framework anticipates that GM’s financial contribution to the Company’s transformation plan would be consistent with the items identified in the Company’s former framework agreement announced on December 18, 2006. While the actual value of the potential GM contribution cannot be determined until the Delphi-GM global settlement agreement and master restructuring agreement are finalized, the Company is aware that GM has publicly estimated its potential exposure related to the Company’s Chapter 11 filing.

•	All subordinated debt claims would be allowed and satisfied with $478 million of common stock (10.6 million out of a total of 147.6 million shares) in the reorganized Company at a deemed value of $45 per share.

•	The equity securities class in the Company’s plan of reorganization would receive: 1) $66 million of common stock (1.5 million out of a total of 147.6 million shares) in the reorganized Company (at a deemed value of $45 per share); 2) warrants to purchase an additional 5 percent of the common stock of the reorganized Company during a five-year period (at an exercise price of $45 per share); 3) transferable rights to purchase approximately 45.6 million shares of common stock in the reorganized Company for $1.6 billion at a deemed exercise price of approximately $38 per share; and 4) non-transferable rights to purchase $572 million of common stock (at an exercise price of $45 per share), which will result in adjustments to the stock and cash distributions to be made to the unsecured creditors, Appaloosa, and pursuant to 1113/1114 motions.

Delphi has been in discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11. These discussions have culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. Also, on March 9, 2007, Delphi received approval from the IRS to change the asset valuation method for purposes of funding for the Hourly and Salaried Plans for plan years beginning on and after October 1, 2005. The new asset valuation method uses fair market value as permitted in the U.S. Internal Revenue Code (the “Code”). Furthermore, Delphi has received conditional funding waivers from the IRS for its Hourly Plan and Salaried Plan for the plan year ended September 30, 2006 which, if the waiver conditions are satisfied, will permit Delphi to defer funding contributions due under Employee Retirement Income Security Act (“ERISA”) and the Code on June 15, 2007 until the date when Delphi emerges from chapter 11. Upon emergence from chapter 11, Delphi would be required to make cash contributions to the Hourly Plan sufficient to satisfy ERISA funding minimums after giving effect to an anticipated transfer of a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, to satisfy specified funding requirements for the Salaried Plan and to attain a specified funding level thereafter. On May 31, 2007, the Court granted Delphi’s motion seeking authority to secure the conditional funding waivers from the IRS. Pursuant to the conditions of the waivers, effective June 16, 2007 Delphi has provided to the PBGC letters of credit in favor of the plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan, which letters of credit will expire once Delphi satisfies its contribution requirements upon emergence from chapter 11. In addition, Delphi agreed to reimburse the PBGC up to $4 million for outside consulting fees related to the funding waivers. Upon emergence from chapter 11, Delphi also would be required to make cash contributions of at least $20 million to the Hourly Plan for the plan year ending September 30, 2007, which contributions among other things would settle all potential claims by the IRS for excise taxes related to plan funding deficiencies carried over from the plan year ended September 30, 2005. The funding waivers are conditioned upon Delphi’s filing a plan of reorganization no later than December 31, 2007 and emerging from bankruptcy no later than February 29, 2008. The Hourly Plan funding waiver is further conditioned on Delphi’s making contributions to the Hourly Plan by June 15, 2008 sufficient to meet ERISA minimums for the plan year ending September 30, 2007.

The Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1.2 billion under current legislation and plan design, after giving effect to an anticipated transfer of a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A. Risk Factors in this Quarterly Report. In addition, we cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding our future prospects will not materially hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

On June 26, 2007, the Court granted a motion by the Company to extend their exclusivity period for filing and soliciting acceptances of a plan of reorganization. The Company’s exclusivity period for filing a plan was extended to and including December 31, 2007. The Company’s exclusivity period for soliciting acceptances of a plan was extended to and including February 29, 2008. Although we expect to file a reorganization plan prior to the current expiration of the Company’s exclusivity period, there can be no assurance that a reorganization plan will be proposed by the Company in that timeframe, or confirmed by the Court, or that any such plan will be consummated.

Overview of Performance During the Second Quarter and First Six Months of 2007

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$2,890	41%	$3,069	44%	$(179)	$5,676	41%	$6,286	45%	$(610)
Other customers	4,131	59%	3,926	56%	205	8,020	59%	7,682	55%	338

Total net sales	$7,021		$6,995		$26	$13,696		$13,968		$(272)

Net loss	$(821)		$(2,275)		$(1,454)	$(1,354)		$(2,638)		$(1,284)

Second quarter 2007 non-GM sales increased 5% from the second quarter of 2006 and represented 59% of total net sales. The increase is primarily due to favorable currency exchange rates and favorable commodity costs pass-through. Excluding the impact of favorable foreign currency exchange rates, non-GM sales increased 2%. Our second quarter 2007 GM sales decreased 6% from the second quarter of 2006 and represented 41% of total net sales. The decrease in our GM business is largely due to the impact of the 6% reduction in GM North America production schedules. The decline in GM North America production schedules also negatively impacts our non-GM sales to Tier I suppliers who ultimately sell our products to GM. The net loss for the second quarter of 2007 was $821 million compared to $2,275 million for the second quarter of 2006. Included in the net loss for the second quarter of 2007 were employee termination benefit and other exit cost charges of $301 million, including $207 million related to the exit of the manufacturing facility in Cadiz, Spain, and long-lived asset impairment charges of $39 million. Included in the net loss for the second quarter of 2006 were $1.9 billion of U.S. employee special attrition program charges and $89 million of employee termination benefits and other exit costs, offset by a reduction to cost of sales of $103 million as a result of the release of previously recorded postemployment benefit accruals. In the first six months of 2007, non-GM sales increased 4% from the first six months of 2006 and represented 59% of total net sales. The increase was primarily due to the impact of favorable currency exchange rates and favorable commodity costs pass-through. Excluding the impact of favorable foreign currency exchange rates, non-GM sales increased 1%. In the first six months of 2007, GM sales decreased slightly from the first six months of 2006 and represented 41% of total net sales. The decrease in our GM business is largely due to the impact of the 11% reduction in GM North America production schedules. The net loss for the first six months of 2007 was $1,354 million compared to $2,638 million for the first six months of 2006. Included in the net loss for the first six months of 2007 were employee termination benefit and other exit cost charges of $420 million, including $268 million related to the exit of the manufacturing facility in Cadiz, Spain and long-lived asset impairment charges of $199 million. Included in the net loss for the first six months of 2006 were $1.9 billion of U.S. employee special attrition program charges, $135 million of employee termination benefits and other exit costs, offset by a reduction to cost of sales of $103 million as a result of the release of previously recorded postemployment benefit accruals.

Delphi believes that several significant issues have largely caused our poor financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which inhibit Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases. Although the UAW and IUE-CWA U.S. employee special attrition programs and the recently agreed to UAW Settlement Agreement will allow us to reduce our legacy labor liabilities, transition our workforce to more competitive wage and benefit levels and allow us to exit non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to provide significant financial support.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM production, the impact of customer driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In the second quarter of 2007, GM North America produced 1.1 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of 6% from the second quarter 2006 production levels. Our GM North America content per vehicle for the second quarter of 2007 was $2,158, 1% lower than the $2,183 content per vehicle for the second quarter of 2006. The reduction in content per vehicle is driven by the impact of price decreases coupled with the wind down of certain GM product programs.

During the second quarter of 2007, we continued to be challenged by commodity cost increases, most notably copper, aluminum, silver, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these cost pressures using a combination of strategies, including hedging of copper and aluminum, working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the second quarter of 2007. We will seek to negotiate these cost increases and related prices with our customers, but if we are not successful, our operations in future periods may be adversely affected. Except as noted above, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2007 versus Three and Six Months Ended June 30, 2006

The Company’s sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$2,890	41%	$3,069	44%	$(179)	$5,676	41%	$6,286	45%	$(610)
Other customers	4,131	59%	3,926	56%	205	8,020	59%	7,682	55%	338

Total net sales	$7,021		$6,995		$26	$13,696		$13,968		$(272)
Cost of sales	6,635		6,543		92	12,857		13,102		(245)

Gross margin(a)	$386	5.5%	$452	6.5%	$(66)	$839	6.1%	$866	6.2%	$(27)
U.S employee special attrition program charges	—		1,905		(1,905)	—		1,905		(1,905)
Depreciation and amortization	247		272		(25)	504		542		(38)
Long-lived asset impairment charges	39		—		39	199		—		199
Selling, general and administrative	419		387		32	810		763		47
Securities and ERISA litigation charge	332		—		332	332		—		332

Operating loss	$(651)		$(2,112)		$(1,461)	$(1,006)		$(2,344)		$(1,338)
Interest expense	(85)		(104)		(19)	(176)		(203)		(27)
Loss on extinguishment of debt	—		—		—	(23)		—		23
Other income, net	17		12		5	38		23		15
Reorganization items	(42)		(20)		22	(81)		(33)		48
Income tax expense	(57)		(51)		6	(106)		(91)		15
Minority interest, net of tax	(14)		(14)		—	(26)		(24)		2
Equity income, net of tax	11		14		(3)	26		31		(5)
Cumulative effect of accounting change, net of tax	—		—		—	—		3		(3)

Net loss	$(821)		$(2,275)		$(1,454)	$(1,354)		$(2,638)		$(1,284)

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee special attrition program charges, Depreciation and amortization, and Long-lived asset impairment charges).

Net Sales
Net Sales for the Three Months Ended June 30, 2007 versus June 30, 2006.  Total sales increased $26 million primarily due to favorable foreign currency exchange of $170 million driven by the Euro, commodity costs pass-through of $117 million, and improvements related to design changes of $18 million, partially offset by unfavorable changes in customer production schedules, sales mix, and the net of new and lost business of $250 million, and contractual price reductions of $91 million or 1.3%. Additionally, the sales increase is partially attributable to $56 million of additional sales from the acquisition of our joint venture, Shanghai Delphi Automotive Air Conditioning Company (“SDAAC”) in the Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method.

GM sales decreased $179 million to 41% of total sales, principally due to a 6% reduction in GM North America production schedules and the wind down of certain GM product programs which reduced sales by $239 million. GM sales were also reduced by contractual price reductions, partially offset by commodity costs pass-through. The effect of favorable currency exchange rates on GM sales was $33 million, principally related to the Euro, and design improvements increased sales by $20 million.

Other customer sales increased by $205 million to 59% of total sales, including $137 million resulting from favorable currency exchange rates primarily due to the Euro, $99 million due to favorable commodity costs pass-through, and additional SDAAC sales of $56 million. The increase was offset by contractual price reductions and unfavorable changes in customer production schedules, sales mix, and the net of new and lost business of $12 million.

Net Sales for the Six Months Ended June 30, 2007 versus June 30, 2006.  Total sales decreased $272 million primarily due to changes in customer production schedules, sales mix, and the net of new and lost business of $779 million, and contractual price reductions of $207 million or 1.5%, partially offset by favorable foreign currency exchange of $349 million primarily driven by the Euro, commodity costs pass-through of $205 million and improvements related to design changes of $41 million. Also offsetting the sales decrease is $109 million of additional sales from SDAAC.

GM sales decreased $610 million to 41% of total sales, principally due to an 11% reduction in GM North America production schedules and the wind down of certain GM product programs which reduced sales by $722 million. GM sales were also reduced by contractual price reductions, partially offset by commodity costs pass-through. The effect of favorable currency exchange rates on GM sales was $64 million, principally related to the Euro and the impact due to design improvements was favorable by $45 million.

Other customer sales increased by $338 million to 59% of total sales, including $285 million resulting from favorable currency exchange rates primarily due to the Euro. Also favorably impacting other customer sales was $158 million due to commodity-costs pass through, and $109 million due to additional sales from SDAAC. The impact of reduced customer production schedules and the net of new and lost business decreased sales by $57 million and sales were further decreased by contractual price reductions.

Gross Margin
Gross Margin for the Three Months Ended June 30, 2007 versus June 30, 2006.  Our gross margin was $386 million or 5.5% for the second quarter of 2007, lower than the gross margin of $452 million or 6.5% for the second quarter of 2006. Lower vehicle production and unfavorable mix resulted in a $207 million decrease, and contractual price reductions resulted in a $91 million decrease in gross margin. Delphi recorded $191 million of additional costs in 2007 compared to 2006 related to employee termination benefits and exit costs, primarily related to the exit of a manufacturing facility in Cadiz, Spain, and $63 million of additional warranty costs in 2007 compared to 2006. Additionally, Delphi recorded a reduction to cost of sales of $103 million in 2006 as a result of the release of previously recorded postemployment benefit accruals, which did not occur in 2007. Offsetting these decreases were improvements primarily in material and manufacturing operational efficiencies of $474 million, reductions in pension and postretirement benefit costs of $93 million and reduction in costs for temporarily idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee special attrition programs of $55 million.

Gross Margin for the Six Months Ended June 30, 2007 versus June 30, 2006.  Our gross margin was $839 million or 6.1% for the six months ended June 30, 2007, slightly lower than the gross margin of $866 million or 6.2% for the six months ended June 30, 2006. The decrease in gross margin was primarily due to lower vehicle production and an unfavorable product mix of $474 million, primarily attributable to an 11% reduction in GM North America vehicle production, and contractual price reductions of $207 million. Additionally, an increase of $260 million of employee termination benefits and other exit costs were recorded in cost of sales during the six months ended June 30, 2007, as well as an increase of $31 million in warranty expense, primarily in the Automotive Holdings Group segment. Delphi also recorded a reduction to cost of sales of $103 million in 2006 as a result of the release of previously recorded postemployment benefit accruals, which did not occur in 2007. Improvements in materials, manufacturing and economic operational efficiencies of $860 million and reductions in pension and postretirement benefit costs of $183 million partially offset the impact of lower vehicle production, unfavorable product mix and price decreases.

U.S. Employee Special Attrition Program Charges
U.S. Employee Special Attrition Program Charges for the Three and Six Months Ended June 30, 2007 versus June 30, 2006.  Delphi recorded postemployment wage and benefit charges of approximately $392 million during three and six months ended June 30, 2006 for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW and IUE-CWA-represented hourly employees. Delphi also recorded a net pension and postemployment benefit curtailment charge of $1.5 billion during the three and six months ended June 30, 2006, primarily due to the reductions in anticipated future service as a result of the retirements. As a result of the special attrition programs, Delphi determined that previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affecting employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly were released.

Depreciation and Amortization
Depreciation and Amortization Expenses for the Three Months Ended June 30, 2007 versus June 30, 2006.  Depreciation and amortization was $247 million for the second quarter of 2007 compared to $272 million for the second quarter of 2006. The quarter-over-quarter decrease of $25 million is the result of lower capital expenditures as well as the effect of impairment of certain facilities in 2006 and the first quarter of 2007.

Depreciation and Amortization Expenses for the Six Months Ended June 30, 2007 versus June 30, 2006. Depreciation and amortization was $504 million for the six months ended June 30, 2007 compared to $542 million for the six months ended June 30, 2006. The period-over-period decrease of $38 million is the result of lower capital expenditures as well as the effect of impairment of certain facilities in 2006 and the first quarter of 2007.

Long-Lived Asset Impairment Charges
Long-Lived Asset Impairment Charges for the Three Months Ended June 30, 2007 versus June 30, 2006.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $39 million during the three months ended June 30, 2007. In accordance with SFAS No. 144, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges primarily related to our Automotive Holdings Group segment. Refer to Note 5. Long-Lived Asset Impairment to the consolidated financial statements.

Long-Lived Asset Impairment Charges for the Six Months Ended June 30, 2007 versus June 30, 2006.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $199 million during the six months ended June 30, 2007. In accordance with SFAS No. 144, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges primarily related to our Steering and Automotive Holdings Group segments. Refer to Note 5. Long-Lived Asset Impairment to the consolidated financial statements.

Selling, General and Administrative
Selling, General and Administrative Expenses for the Three Months Ended June 30, 2007 versus June 30, 2006.  Selling, general and administrative (“SG&A”) expenses were $419 million, or 6.0% of total net sales for the second quarter of 2007 compared to $387 million, or 5.5% of total net sales for the second quarter of 2006. SG&A expenses were unfavorably impacted by certain restructuring initiatives implemented in furtherance of our transformation plan, including expenses of $21 million for employee termination benefits and other exit costs, in addition to unfavorable foreign currency exchange of $10 million primarily due to the strengthening of the Euro. Partially offsetting these unfavorable items was continued reduction in SG&A expenses resulting from Delphi’s SG&A initiative related to the cost structure element of the transformation plan.

Selling, General and Administrative Expenses for the Six Months Ended June 30, 2007 versus June 30, 2006.  Selling, general and administrative (“SG&A”) expenses were $810 million, or 5.9% of total net sales for the six months ended June 30, 2007 compared to $763 million, or 5.5% of total net sales for the six months ended June 30, 2006. SG&A expenses were unfavorably impacted by restructuring initiatives implemented in furtherance of our transformation plan, including expenses of $25 million for employee termination benefits and other exit costs, in addition to unfavorable foreign currency exchange of $20 million, primarily due to the Euro strengthening. Additionally, Delphi recorded $48 million in incremental expense related to other transformation initiatives, primarily information technology systems implementations, during the six months ended June 30, 2006. Partially offsetting these unfavorable items was continued reduction in SG&A expenses resulting from Delphi’s SG&A initiative related to the cost structure element of the transformation plan.

Securities and ERISA Litigation Charge
Securities and ERISA Litigation Charge for the Three and Six Months Ended June 30, 2007 versus June 30, 2006.  As previously disclosed, Delphi, along with certain of its subsidiaries and certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements. Delphi’s present estimate of liability for these matters is $340 million. Delphi had an $8 million liability recorded as of March 31, 2007; therefore a net charge of $332 million recorded in the second quarter of 2007. Refer to Note 15. Shareholder Lawsuits to the consolidated financial statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Shareholder Lawsuits.

Interest Expense
Interest Expense for the Three Months Ended June 30, 2007 versus June 30, 2006.  Interest expense for the second quarter of 2007 of $85 million was lower than interest expense of $104 million for the second quarter of 2006. The decrease in interest expense was due to a decrease in interest rates for the Refinanced DIP Credit Facility, offset by higher overall debt outstanding during the second quarter 2007 as compared to the second quarter 2006. Approximately $33 million and $40 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the three months ended June 30, 2007 and June 30, 2006, respectively, in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

Interest Expense for the Six Months Ended June 30, 2007 versus June 30, 2006.  Interest expense for the six months ended June 30, 2007 of $176 million was lower than interest expense of $203 million for the six months ended June 30, 2006. The decrease in interest expense was due to a decrease in interest rates for the Refinanced DIP Credit Facility, offset by higher overall debt outstanding during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, as well as the write off of certain deferred financing costs as a result of the refinancing as compared to the six months ended June 30, 2006. Approximately $66 million and $81 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the six months ended June 30, 2007 and June 30, 2006, respectively, in accordance with the provisions of SOP 90-7.

Loss on Extinguishment of Debt
Loss on Extinguishment of Debt for the Three and Six Months Ended June 30, 2007 versus June 30, 2006.  Loss on extinguishment of debt was $23 million for the six months ended June 30, 2006. Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt related to unamortized debt issuance and debt discount related to the Amended DIP Credit Facility and Prepetition Facility in the three and six months ended June 30, 2007. Refer to Note 10. Debt to the consolidated financial statements.

Other Income and Expense
Other Income and Expense for the Three Months Ended June 30, 2007 versus June 30, 2006.  Other income for the second quarter of 2007 was $17 million as compared to other income of $12 million for the second quarter of 2006. The increase in other income and expense is primarily due to an increase in non-Debtor interest income associated with cash and cash equivalents on hand.

Other Income and Expense for the Six Months Ended June 30, 2007 versus June 30, 2006.  Other income for the six months ended June 30, 2007 was $38 million as compared to other income of $23 million for the six months ended June 30, 2006. The increase in other income and expense is primarily due to an increase in non-Debtor interest income associated with cash and cash equivalents on hand.

Reorganization Items
Reorganization Items for the Three Months Ended June 30, 2007 versus June 30, 2006.  We recorded bankruptcy related reorganization expense of $42 million and $20 million during the three months ended June 30, 2007 and 2006, respectively. Delphi incurred professional fees directly related to the reorganization of $44 million and $36 million during the three months ended June 30, 2007 and June 30, 2006, respectively. As we have progressed in our transformation plan, the usage of professional services has increased. These costs were partially offset by interest income of $2 million and $15 million, respectively, from accumulated cash at Debtor entities. The decrease in interest income for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was due to a reduction in cash and cash equivalents on hand.

Reorganization Items for the Six Months Ended June 30, 2007 versus June 30, 2006.  We recorded bankruptcy related reorganization expense of $81 million and $33 million during the six months ended June 30, 2007 and 2006, respectively. Delphi incurred professional fees directly related to the reorganization of $87 million and $67 million during the six months ended June 30, 2007 and 2006, respectively. As we have progressed in our transformation plan, the usage of professional services has increased. These costs were partially offset by interest income of $6 million and $31 million, respectively, from accumulated cash at Debtor entities. The decrease in interest income for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 was due to a reduction in cash and cash equivalents on hand.

Minority Interest, net of tax
Minority Interest for the Three and Six Months Ended June 30, 2007 versus June 30, 2006.  Minority Interest was $14 million for both the three months ended June 30, 2007 and June 30, 2006, and was $26 million and $24 million for the six months ended June 30, 2007 and 2006, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated ventures.

Equity Income, net of tax
Equity Income for the Three and Six Months Ended June 30, 2007 versus June 30, 2006.  Equity Income was $11 million and $14 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and was $26 million and $31 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method ventures.

Cumulative Effect of Accounting Change, net of tax
Cumulative Effect of Accounting Change for the six months ended June 30, 2007 versus June 30, 2006.  Delphi recorded a $3 million cumulative effect of accounting change (net of tax) as a result of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payments,” (“SFAS 123(R)”) during the six months ended June 30, 2006.

Taxes
Taxes for the Three and Six Months Ended June 30, 2007 versus June 30, 2006.  We recorded income tax expense of $57 million in the second quarter of 2007 and $51 million for the second quarter of 2006. We recorded income tax expense of $106 million for the six months ended June 30, 2007 and $91 million for the six months ended June 30, 2006. During the second quarter of 2007 and 2006, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. Given the effect of the mix of earnings by jurisdiction, some of which are subject to valuation allowance, the projected annual effective tax rate decreased year-over-year. In addition, Delphi determined that certain unremitted foreign earnings, for which taxes had not been previously provided, would be repatriated to the U.S. Delphi determined that certain of those previously indefinitely invested earnings would be repatriated and recorded $12 million of withholding tax during the second quarter of 2007. We do not recognize income tax benefits on losses in our U.S. and certain non-U.S. operations because, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized.

Results of Operations by Segment

Three and Six Months Ended June 30, 2007 versus Three and Six Months Ended June 30, 2006

Electronics and Safety
Electronics and Safety’s sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$385	30%	$370	29%	$15	$746	29%	$731	28%	$15

Other customers	854	66%	867	67%	(13)	1,677	66%	1,714	67%	(37)
Inter-segment	60	4%	60	4%	—	127	5%	129	5%	(2)

Total Other and Inter-segment	914	70%	927	71%	(13)	1,804	71%	1,843	72%	(39)

Total net sales	$1,299		$1,297		$2	$2,550		$2,574		$(24)

Operating income	$76		$95		$(19)	$121		$201		$(80)
Gross margin	16.6%		17.8%			15.6%		18.1%

Net Sales  Total sales increased $2 million for the three months ended June 30, 2007 and decreased $24 million for the six months ended June 30, 2007. The total sales for the three and six months ended June 30, 2007 were favorably impacted by the foreign currency exchange rates of $33 million and $71 million, respectively, primarily due to movements in the Euro and Korean Won, and improvements related to design changes of $17 million and $35 million, respectively. These favorable impacts were partially offset in the three and six months ended June 30, 2007 by lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $16 million and $66 million, respectively, and contractual price reductions of $32 million and $65 million, respectively.

GM sales increased $15 million for both the three and six months ended June 30, 2007. The increase for the three and six months ended June 30, 2007 was primarily due to improvements related to design changes of $19 million and $37 million, respectively and the favorable impact of foreign currency exchange rates of $6 million and $14 million, respectively. Contractual price reductions offset these increases for the three and six months ended June 30, 2007. GM sales for the six months ended June 30, 2007 were also unfavorable impacted by lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $18 million.

The other customers and inter-segment sales decrease during the three and six months ended June 30, 2007 was due to customer production schedule reductions, unfavorable sales mix, and the net of new and lost business of $16 million and $48 million, respectively, primarily in Europe and to a lesser extent Asia Pacific and North America as well as contractual price reductions. These decreases for the three and six moths ended June 30, 2007 were offset by $27 million and $57 million, respectively, from favorable currency exchange rates, primarily related to the Euro and the Korean Won.

Operating Income/Loss  The decreased operating income for the three and six months ended June 30, 2007 was impacted by contractual price reductions of $32 million and $65 million, respectively, and a reduction in customer production schedules and sales mix of $5 million and $20 million, respectively. Operating income for the six months ended June 30, 2007 was negatively impacted by benefit plan settlements in Mexico of $32 million. Offsetting these decreases were operational performance improvements, primarily related to material and manufacturing of $17 million and $37 million, respectively. Additionally, in the three and six months ended June 30, 2007, the decreases were offset by favorable foreign currency exchange rates of $14 million and $26 million, respectively.

Powertrain Systems
Powertrain Systems’ sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$434	28%	$448	32%	$(14)	$839	29%	$937	34%	$(98)

Other customers	986	65%	857	62%	129	1,861	64%	1,651	60%	210
Inter-segment	106	7%	86	6%	20	210	7%	169	6%	41

Total Other and Inter-segment	1,092	72%	943	68%	149	2,071	71%	1,820	66%	251

Total net sales	$1,526		$1,391		$135	$2,910		$2,757		$153

Operating (loss) income	$(2)		$11		$(13)	$(25)		$38		$(63)
Gross margin	9.8%		10.5%			9.5%		11.0%

Net Sales  Total sales increased $135 million and $153 million for the three and six months ended June 30, 2007, respectively. The total sales increase for the three and six months ended June 30, 2007 was primarily due to commodity costs pass-through of $83 million and $116 million, respectively, the favorable impact of foreign currency exchange of $41 million and $89 million, respectively, related to the Euro, British Pound and Chinese Renmenbi, and favorable customer production schedules, sales mix, and the net of new and lost business of $24 million for the three months ended June 30, 2007. Offsetting these increases for the three and six months ended June 30, 2007 were the unfavorable impact of contractual price reductions of $10 million and $32 million, respectively and slight reductions due to design changes. Further decreasing sales for the six months ended June 30, 2007 were decreases in customer production schedules, sales mix and the net of new and lost business of $13 million.

The GM sales decrease for the three and six months ended June 30, 2007 was primarily due to a decline in GM production schedules, sales mix, and the net of new and lost business of $19 million and $101 million, respectively, as well as contractual price reductions. Offsetting these decreases was a favorable impact from currency exchange rates, primarily related to the Euro, British Pound and Chinese Renmenbi, and favorable commodity costs pass-through for the three and six months ended June 30, 2007.

The other customers and inter-segment sales increase during the three and six months ended June 30, 2007 was due to commodity costs pass-through of $79 million and $110 million, respectively, and customer production schedule increases, sales mix, and the net of new and lost business primarily in Europe and Asia Pacific of $43 million and $88 million, respectively, and the impact of favorable currency exchange rates, primarily driven by the Euro, British Pound and Chinese Renmenbi of $34 million and $77 million, respectively. Other customers and inter-segment sales were unfavorably impacted by contractual prices decreases during the three and six months ended June 30, 2007.

Operating Income/Loss  Operating income decreased during the three and six months ended June 30, 2007. Operating income was favorably impacted by operational performance improvements, primarily manufacturing and materials, with total favorable performance improvements of $45 million and $73 million, respectively and commercial settlements. During both the three and six months ended June 30, 2007, Delphi recorded a decrease in charges related to employee termination benefit and exit costs of $15 million. During the three months ended June 30, 2007. Powertrain Systems recorded an increase to warranty reserves related to the proposed GM settlement which were offset by comparable charges in the three months ended June 30, 2006. During the six months ended June 30, 2007, Powertrain experienced a reduction in warranty costs of $28 million due to expenses recorded in the first three months of 2006 that did not occur in the first three months of 2007. Additionally in the six months ended June 30, 2007, Powertrain Systems experienced a $12 million reduction in costs for idled U.S. hourly workers who received nearly full pay and benefits as a result of the U.S. employee special attrition programs. Offsetting these improvements, for the three and six months ended June 30, 2007, were reductions to customer production schedules, sales mix and the net of new and lost business of $41 million and $101 million, respectively, contractual price reductions of $10 million and $32 million, respectively, and the rationalization of manufacturing capacity of $7 million and $22 million, respectively. During the three months ended, Powertrain recorded long-lived asset impairment charges in the Catalyst business of $7 million.

Electrical/Electronic Architecture
Electrical/Electronic Architecture’s sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$461	30%	$461	33%	$—	$903	30%	$944	34%	$(41)

Other customers	1,032	67%	897	64%	135	2,001	67%	1,753	63%	248
Inter-segment	53	3%	44	3%	9	98	3%	89	3%	9

Total Other and Inter-segment	1,085	70%	941	67%	144	2,099	70%	1,842	66%	257

Total net sales	$1,546		$1,402		$144	$3,002		$2,786		$216

Operating income	$44		$16		$28	$39		$61		$(22)
Gross margin	12.5%		10.6%			11.2%		11.7%

Net Sales  Total sales increased $144 million and $216 million for the three and six months ended June 30, 2007. The total sales increase for the three and six months ended June 30, 2007 was primarily due to increases in customer production schedules, in Europe and Asia, of $103 million and $209 million, respectively, commodity costs pass-through, primarily copper of $36 million and $85 million, respectively, and the favorable impact of foreign currency exchange rates of $47 million and $96 million, respectively, primarily related to the Euro. The sales increase for the three and six months ended June 30, 2007 were partially offset by declines in customer production schedules in North America, primarily related to GM, of $34 million and $137 million, respectively, and by contractual price reductions of $28 million and $60 million, respectively.

GM sales for the three months ended June 30, 2007 and 2006 were flat at $461 million and GM sales for the six months ended June 30, 2007 decreased by $41 million. Sales were favorably impacted by the commodity costs pass-through of $11 million and $34 million, respectively, and favorable currency exchange rates of $8 million and $15 million, respectively. These increases were offset by a decline in GM North America production schedules, sales mix and the net of new and lost business of $7 million and $68 million, respectively, as well as contractual price reductions.

The other customers and inter-segment sales increase during the three and six months ended June 30, 2007 was due to customer production schedule increases, sales mix, and the net of new and lost business of $96 million and $163 million, respectively, which included increases in Europe and Asia. Further driving the increase was the impact of favorable currency exchange rates of $39 million and $82 million primarily related to the Euro, and the impact of favorable commodity costs pass-through of $25 million and $52 million during the three and six months ended June 30, 2007, respectively. Offsetting the favorable volume, commodity costs pass-through and currency impacts were contractual price reductions.

Operating Income/Loss  Operating income for the three and six months ended June 30, 2007 was favorably impacted by operational performance improvements, primarily manufacturing efficiencies, of $98 million and $121 million, respectively, as well as a reduction of $13 million and $24 million, respectively, in costs for idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee special attrition programs, and the impact of foreign currency exchange rates of $13 million and $19 million, respectively. The increases in operating income were offset by contractual price reductions of $28 million and $60 million, respectively, an increase of $40 million and $64 million, respectively, of expenses related to employee termination benefits and other exit costs related to our U.S. and selected western European operations, during the three and six months ended June 30, 2007. Additionally, during the six months ended June 30, 2007, a change in the sales mix resulted in a decrease of $24 million.

Thermal Systems
Thermal Systems’ sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$342	56%	$384	61%	$(42)	$676	56%	$775	62%	$(99)

Other customers	243	40%	212	34%	31	468	39%	414	33%	54
Inter-segment	27	4%	33	5%	(6)	58	5%	68	5%	(10)

Total Other and Inter-segment	270	44%	245	39%	25	526	44%	482	38%	44

Total net sales	$612		$629		$(17)	$1,202		$1,257		$(55)

Operating income	$23		$21		$2	$35		$26		$9
Gross margin	11.8%		11.3%			10.9%		9.9%

Net Sales  Total sales decreased $17 million and $55 million for the three and six months ended June 30, 2007, respectively. The total sales decrease during the three and six months ended June 30, 2007 was primarily due to customer production schedules and the net of new and lost business of $82 million and $185 million, respectively, and contractual price reductions of $13 million and $21 million, respectively. The decreases were offset by acquisition of a controlling position in SDAAC (described below) which increased sales by $56 million and $109 million, respectively, a favorable impact foreign currency exchange of $17 million and $32 million, as well as a favorable impact from commodity costs pass-through, primarily aluminum, during the three and six months ended June 30, 2007, respectively.

The GM sales decrease for the three and six months ended June 30, 2007 was primarily due to a decline in GM North America production schedules and the net of new and lost business of $55 million and $124 million, respectively, as well as contractual price reductions for the three and six months ended June 30, 2007. The decrease was also partially reduced by commodity costs pass-through, primarily aluminum, and the favorable impact of currency exchange rates related to the Euro for the three and six months ended June 30, 2007.

The other customer and inter-segment sales increase during the three and six months ended June 30, 2007 was primarily driven by the acquisition of a controlling position in SDAAC. SDAAC is a Chinese entity specializing in Heating, Ventilating and Air Conditioning and Powertrain Cooling supply to the Chinese market. Excluding the impact of the SDAAC acquisition, other customers and inter-segment sales decreased $32 million and $65 million during the three and six months ended June 30, 2007, respectively, mostly due to customer production schedules, the net of new and lost business and sales mix.

Operating Income/Loss  The operating income increase for the three and six months ended June 30, 2007 was impacted by favorable performance, primarily in material and manufacturing totaling $25 million and $51 million, respectively. Additionally operating income increased due to decreased warranty costs, and reductions in costs for idled U.S. hourly workers as a result of the U.S. employee special attrition programs.

Offsetting these increases were reductions in customer production schedules of $23 million and $55 million, respectively, as well as contractual price reductions of $13 million and $21 million, respectively, for the three and six months ended June 30, 2007. Operating income was also disproportionately affected by ongoing investments and related expenses in developing new markets.

Steering
Steering’s sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$437	61%	$428	62%	$9	$862	61%	$865	62%	$(3)

Other customers	262	37%	237	34%	25	518	37%	465	33%	53
Inter-segment	15	2%	30	4%	(15)	27	2%	63	5%	(36)

Total Other and Inter-segment	277	39%	267	38%	10	545	39%	528	38%	17

Total net sales	$714		$695		$19	$1,407		$1,393		$14

Operating loss	$(15)		$(19)		$(4)	$(170)		$(47)		$123
Gross margin	4.8%		5.8%			6.3%		5.0%

Net Sales  Total sales increased $19 million and $14 million, for the three and six months ended June 30, 2007. The total sales increase for the three and six months ended June 30, 2007 was primarily due to the impact of favorable foreign currency exchange, primarily the Euro, or $11 million and $23 million, respectively, and increases due to improvements related to design changes.

The GM sales increase for the three months ended June 30, 2007 was primarily due to improvements related to design changes, the impact of favorable foreign currency exchange rates and favorable period-over-period price, partially offset by a reduction in customer production schedules, sales mix, and the net of new and lost business. The GM sales decrease for the six months ended June 30, 2007 was due to the reduction of customer production schedules, sales mix and the net new and lost business of $20 million, offset by design improvements of $14 million and the impact of favorable foreign exchange rates.

The other customers and inter-segment increase during the three and six months ended June 30, 2007 was due primarily to the impact of favorable Euro exchange rates of $9 million and $18 million, respectively. Increases in customer production schedules, sales mix and the net of new and lost business favorably impacted sales during the three months ended June 30, 2007 and reductions in customer production schedules, sales mix and the net of new and lost business decreased sales during the six months ended June 30, 2007. Both periods were negatively impacted by contractual price reductions.

Operating Income/Loss  Operating loss was unfavorably impacted during the three and six months ended June 30, 2007 due to expenses related to employee termination benefits and other exit costs of $72 million and $96 million, respectively, including a charge of $77 million and $107 million, respectively, related to the closure of the Puerto Real site in Cadiz, Spain. Additionally, long-lived asset impairment charges of $152 million negatively impacted the operating loss during the six months ended June 30, 2007. Operating loss also increased during the six months ended June 30, 2007 due to a reduction in customer production schedules and sales mix of $12 million and $33 million, respectively, as well as contractual price reductions. Offsetting these decreases for the three and six months ended June 30, 2007 were operational performance improvements, primarily in manufacturing, of $60 million and $115 million, respectively, reductions to depreciation charges of $16 million and $18 million, respectively, and a reduction in costs related to idled U.S. hourly workers who receive nearly full pay and benefits of $13 million and $27 million, respectively.

Automotive Holdings Group
Automotive Holdings Group’s sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$717	55%	$827	55%	$(110)	$1,428	55%	$1,705	56%	$(277)

Other customers	480	37%	568	38%	(88)	974	37%	1,132	37%	(158)
Inter-segment	107	8%	110	7%	(3)	198	8%	221	7%	(23)

Total Other and Inter-segment	587	45%	678	45%	(91)	1,172	45%	1,353	44%	(181)

Total net sales	$1,304		$1,505		$(201)	$2,600		$3,058		$(458)

Operating loss	$(249)		$(123)		$126	$(315)		$(240)		$75
Gross margin	(10.5)%		(0.4)%			(4.4)%		(0.4%)

Net Sales  Total sales decreased $201 million and $458 million for the three and six months ended June 30, 2007, respectively. The total sales decrease for the three and six months ended June 30, 2007 was primarily due to reductions in customer production schedules, sales mix, and the net of new and lost business of $209 million and $468 million, respectively, and contractual price reductions of $12 million and $24 million, respectively, partially offset by a favorable impact from commodity costs pass-through and favorable foreign currency exchange, primarily the Euro, British Pound, and the Polish Zloty of $14 million and $24 million, respectively.

The GM sales decrease for the three and six months ended June 30, 2007 was due to customer production schedules, sales mix, and the net of new and lost business of $118 million and $291 million, respectively. This decrease was primarily at product sites other than our interior product sites, including certain plant wind-down efforts. The sales reductions were slightly offset by favorable period-over-period price and foreign currency exchange rates.

The other customers and inter-segment decrease for the three and six months ended June 30, 2007 was due to a reduction in customer production schedules, sales mix, and the net of new and lost business, including certain plant wind-down efforts, of $88 million and $175 million, respectively, as well as contractual price reductions. The customer production schedule decreases were slightly offset by favorable foreign currency exchange of $12 million and $21 million, respectively, during the three and six months ended June 30, 2007, respectively.

Operating Income/Loss  The increase in operating loss for the three and six months ended June 30, 2007 was primarily impacted by an increase in expense for employee termination benefits and other exit costs of $146 million and $186 million for the three and six months ended June 30, 2007, respectively, including a charge of $130 million and $161 million, respectively, related to the closure of the Puerto Real site in Cadiz, Spain, expense to raise warranty reserves of $58 million and $50 million, respectively, primarily related to AHG’s instrument cluster product line and long-lived asset impairment charges of $26 million at the Sandusky, Ohio facility. Additionally, operating loss for the three and six months ended June 30, 2007 was increased due to reductions in customer production schedules, sales mix and the net of new and lost business of $112 million and $224 million, respectively. Operating loss was favorably impacted by increases due to operational performance improvements, primarily in manufacturing, of $169 million and $365 million, respectively, reduced costs related to temporarily idled U.S. hourly workers who received nearly full pay and benefits as a result of the U.S. employee special attrition program of $20 million and $43 million, respectively, and lower SG&A expenses of $17 million and $30 million, respectively, for the three and six months ended June 30, 2007. Further offsetting the increase to operating loss was period over period decreases due to depreciation and amortization as a result of long-lived asset impairments in prior quarters and lower capital spending at impaired sites.

Corporate and Other
Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, including certain historical pension, postretirement and workers’ compensation benefit costs, and the elimination of inter-segment transactions. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Corporate and Other sales and operating results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)			(dollars in millions)

Net Sales	$20	$76	$(56)	$25	$143	$(118)
Operating loss	$(528)	$(2,113)	$(1,585)	$(691)	$(2,383)	$(1,692)

Net Sales  Corporate and Other sales for the three and six months ended June 30, 2007 were $20 million and $25 million, respectively, a decrease of $56 million and $118 million compared to $76 million and $143 million for the three and six months ended June 30, 2006, respectively. The decrease is primarily related to decreased sales of $37 million and $98 million, respectively in our GM service parts organization business as well as a softening in the U.S. retail satellite radio market.

Operating Income/Loss  During the three months ended June 30, 2007, Delphi recorded $332 million in addition to its previously recorded reserves for liabilities resulting from the securities and ERISA litigation. During the three and six months ended June 30, 2006, Delphi recorded special attrition charges of $1,905 million related to U.S. Special Attrition Program Charges, which did not occur in 2007. The decreased loss was also impacted by decreases in pension and postretirement benefit costs of $93 million and $183 million, respectively, for the three and six months ended June 30, 2007. Additionally, during the three months ended June 30, 2006, Delphi recorded a reduction to cost of sales of $103 million as a result of the release of previously recorded postemployment benefit accruals.

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

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or the London Interbank Borrowing Rate (“LIBOR”) plus, (x) with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. As of June 30, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $1.0 billion. Also as of June 30, 2007, there was $410 million outstanding under the Revolving Facility and the Company had $258 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the PBGC discussed further in Note 12. Pension and Other Postretirement Benefits to the consolidated financial statements.

The Refinanced DIP Credit Facility provides the lenders with a perfected first lien (with the relative priority of each tranche as set forth above) on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi is only pledging 65% of the stock of its first-tier non-U.S. subsidiaries) and further provides that amounts borrowed under the Refinanced DIP Credit Facility will be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession.

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at June 30, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

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

On March 29, 2007, Delphi entered into the First Amendment to the Refinanced DIP Credit Facility (the “First Amendment”). The First Amendment provides for an amended definition of Global EBITDAR, the addition of a two week LIBOR interest election option and amended monthly Global EBITDAR covenant levels. The amended definition of Global EBITDAR provides for the removal of cash payment limits in respect of restructuring costs from the definition.

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of June 30, 2007.

The foregoing description of the Refinanced DIP Credit Facility and the First Amendment is a general description only and is qualified in its entirety by reference to the underlying agreements, copies of which were previously filed with the U.S. Securities and Exchange Commission (“SEC”). Refer also to Note 14.

Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Refinanced DIP Credit Facility.

Concurrently with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolver. Refer to Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Amended DIP Credit Facility.

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement, which was then finalized on November 18, 2005, permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007 with substantially the same terms and conditions. The renewed program has an availability of €178 million ($239 million at June 30, 2007 currency exchange rates) and £12 million ($24 million at June 30, 2007 currency exchange rates). As of June 30, 2007, outstanding borrowings under this program were $148 million.

Additionally, although neither Delphi Trust I nor Delphi Trust II (collectively, the “Trusts,” and each a subsidiary of Delphi which issued trust preferred securities and whose sole assets consisted of junior subordinated notes issued by Delphi), sought relief under chapter 11 of the Bankruptcy Code, Delphi’s filing under chapter 11 of the Bankruptcy Code constituted an “early termination event,” pursuant to which the trusts were required to be dissolved in accordance with their respective trust declarations after notice of such dissolution was sent to each security holder. Law Debenture Trust Company of New York, as Trustee (“Law Debenture”), issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Company as nominee for the Depository Trust Company (“DTC”), were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations.

As of June 30, 2007, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. The following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	June 30,	December 31,
	2007	2006
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391
Other debt	65	70

Total long-term debt subject to compromise	2,440	2,445

Short-term, other, and long-term debt not subject to compromise:
Prepetition revolving credit facility	—	1,507
Prepetition term loan, due 2011	—	985
Refinanced DIP term loan	2,745	—
Refinanced DIP revolving credit facility	410	—
Accounts receivable factoring	453	409
DIP term loan	—	250
European securitization	148	122
Other debt	121	66

Total short-term and other debt not subject to compromise	3,877	3,339

Other long-term debt	24	49

Total debt not subject to compromise	3,901	3,388

Total outstanding debt	$6,341	$5,833

Prepetition Indebtedness

The following should be read in conjunction with Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Senior Unsecured Debt.  Delphi had approximately $2.0 billion of senior unsecured debt at June 30, 2007. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at June 30, 2007. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013, $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

Junior Subordinated Notes.  Delphi previously had trust preferred securities that were issued by our subsidiaries, Delphi Trust I and Delphi Trust II. Delphi Trust I (“Trust I”) issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHRA and began trading on Pink Sheets, LLC (“Pink Sheets”) a quotation source for over-the-counter (“OTC”) securities, on November 11, 2005. (Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Ratings, Stock Listing in our Annual Report on Form 10-K for the year ended December 31, 2006). The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed. Delphi Trust II (“Trust II”) issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed.

The Chapter 11 Filings were events of default under each Trust’s respective trust declarations, and as described in the Overview of Capital Structure above, was an “early termination event,” pursuant to which the trusts were required to be dissolved in accordance with their respective trust declarations after notice of such liquidation was sent to each security holder. Law Debenture issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Company as nominee for the DTC, were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations. At December 31, 2006, Delphi had approximately $250 million of junior subordinated notes bearing interest at 8.25% maturing on November 15, 2033, and $150 million of variable rate junior subordinated notes maturing on November 15, 2033.

Prepetition Credit Facilities.  On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C Term Loan of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect. Additionally, the Prepetition Facility was terminated. As of June 30, 2007, approximately $2.5 billion was outstanding under the Tranche C Term Loan of the Refinanced DIP Credit Facility and there are no letters of credit under the Tranche C Term Loan of the Refinanced DIP Credit Facility.

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2007, we had $453 million outstanding under these accounts receivable factoring facilities.

We also have a European accounts receivables securitization program. Accounts receivable transferred under this program are also accounted for as short-term debt. As of June 30, 2007, outstanding borrowings under this program were $148 million.

As of June 30, 2007, we had $121 million of other debt, primarily consisting of overseas bank facilities, and $65 million of other debt classified as Liabilities Subject to Compromise.

Credit Ratings, Stock Listing

Prior to the Chapter 11 Filings, Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of the Chapter 11 Filings, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/ B1/ BB-, respectively, to the Amended DIP Credit Facility. In January 2007 Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings to the Refinanced DIP Credit Facility first-priority loans of BBB+/Ba1/BB and to the Refinanced DIP Credit Facility second-priority loans of BBB-/Ba3/BB-.

As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s common stock (OTC: DPHIQ) is traded on the Pink Sheets. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets

November 14, 2006 due to the fact that the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the New York Stock Exchange, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading OTC via the Trade Reporting and Compliance Engine, a National Association of Securities Dealers-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $431 million for the six months ended June 20, 2007 and net cash provided by operating activities totaled $187 million for the six months ended June 30, 2006. Operating cash flow continues to be negatively impacted by lower revenue levels and compressed margins. During the six months ended June 30, 2007, operating cash flow was also negatively impacted by payments, net of reimbursement by GM, related to the U.S. employee special attrition programs in the amount of $261 million, payments of $62 million related to executive and U.S. salaried employee incentive plans and an increase in net payments for reorganization items of $40 million due to higher professional fees and lower interest income. In addition, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.

Absent a comprehensive restructuring to address our high cost structure in the U.S., over the long term, we expect that our operating activities will continue to use, not generate, cash. We expect to incur significant costs during the second half of 2007 related to the workforce transition programs contemplated in the UAW Settlement Agreement. We will also use significant cash to fund the DASE Separation Plan and depending on the timing and form of payment determined as part of our plan of reorganization, to fund the securities and ERISA litigation charge. Additionally, prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006 and $2.8 billion in 2007. As permitted under chapter 11 of the Bankruptcy Code, Delphi made only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2006, Delphi contributed $0.2 billion to its U.S. pension plans and during the first six months of 2007, Delphi contributed approximately $0.1 billion to its U.S. pension plans. Because Delphi is in chapter 11, our 2007 contributions have been limited to the normal service cost earned during the year. Upon emergence from chapter 11, we would be required to meet our past due funding obligations. Delphi has been in discussions with the IRS and the PBGC regarding the funding of Delphi’s pension plans upon emergence from chapter 11 and has been granted conditional funding waivers from the IRS. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan for more information.

Investing Activities.  Cash flows used in investing activities totaled $238 million and $403 million for the six months ended June 30, 2007 and 2006, respectively. The use of cash in the first six months of 2007 and 2006 primarily reflects capital expenditures related to ongoing operation. The improvement in cash used in investing activities is primarily due to reduced capital expenditures and restricted cash of $82 million and $71 million, respectively.

Financing Activities.  Net cash provided by financing activities was $453 million for the six months ended June 30, 2007 and $30 million net cash was used in financing activities for the six months ended June 30, 2006. Net cash provided by financing activities during the six months ended June 30, 2007 primarily reflected borrowings under the Refinanced DIP Credit Facility. Cash provided by financing activities was offset by repayments of the Amended DIP Credit Facility and the Prepetition Facility. Net cash used in financing activities during the second quarter of 2006 primarily reflected repayments against cash overdraft and repayments of borrowings under other debt.

Dividends.  On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities

(both the one in effect during 2006 and the refinanced facility currently in effect) include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 10. Debt, to the consolidated financial statements for more information.

Shareholder Lawsuits

As previously disclosed, the Company, along with Delphi Trust I and Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. All of the lawsuits were consolidated and are currently pending before the United States District Court for the Eastern District of Michigan (the “Multidistrict Litigation”). The shareholder derivative actions remain administratively closed. At this time, the Company’s present estimate of liability for these matters is $340 million. This liability excludes any insurance proceeds that may be recoverable under Delphi’s insurance policies. The procedural history and summary of allegations asserted by the plaintiffs in the Multidistrict Litigation are more fully described below.

Under the direction of a special master appointed by the U.S. District Court on July 11, 2007, representatives of Delphi, Delphi’s insurance carriers, the unsecured creditors committee and equity committee in Delphi’s chapter 11 reorganization cases and certain of the other named defendants are involved in mediated settlement discussions with the lead plaintiffs in the ERISA and securities cases. Should the mediation lead to a partial or complete settlement of the Multidistrict Litigation, any such settlement agreement would be subject to the approval of the Court and the U.S. District Court, and with respect to the ERISA cases, the U.S. Department of Labor. Should the mediation not result in settlement of the Multidistrict Litigation, the litigation will proceed in the U.S. District Court from the current procedural posture described below. At the same time Delphi will begin estimation proceedings in the Court for claims filed by the plaintiffs in the Multidistrict Litigation against Delphi, which will estimate the amount of any claims to be resolved in accordance with a final plan of reorganization.

As previously disclosed, Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi’s insurance coverage contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. If individuals in these positions are adjudicated to have committed a deliberate fraud, it is possible that a portion or all of the claims under the insurance policy could be excluded from coverage. While Delphi expects that any final resolution of these matters will include a substantial contribution from its insurance carriers that will fund Delphi’s liability, no assurances can be given as to the amounts Delphi will be required to pay to resolve these matters, the amount of available insurance proceeds, or the amount of any contributions from third parties. Therefore, in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), Accounting for Contingencies, Delphi has not recorded a receivable for insurance recoveries and will not until it can determine the amounts are probable of recovery. Delphi had earlier recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006 and March 31, 2007 as at such dates no other amount was deemed probable and estimable. Accordingly, in the second quarter of 2007, Delphi recognized additional charges of $332 million.

As previously disclosed, Delphi settled with the SEC in October 2006, but the investigation being conducted by the SEC and the Department of Justice continues as to certain individuals previously employed by Delphi. Delphi continues to fully cooperate with the government.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under the Employee Retirement Income Security Act of 1974, as amended (the “ERISA Actions”).

Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended ERISA Action were filed and are awaiting the Court’s ruling. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed lead plaintiffs filed a consolidated class action complaint (the “Amended Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Amended Securities Action names several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The securities actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the United States District Court for Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended Securities Action were filed and are awaiting the Court’s ruling. As of January 2, 2007, the parties’ pleadings on plaintiffs’ motion seeking leave to file an amended securities fraud complaint were filed and are awaiting the Court’s ruling. On February 15, 2007, the United States District Court for Eastern District of Michigan partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions in the U.S. District Court for the Eastern District of Michigan. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Code, all the derivative cases were administratively closed.

In addition, the Company received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers of the Company made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to consider the shareholder demand. Based on the results of its investigation, the Special Committee has determined not to assert these claims while expressly reserving the right to use the claims as affirmative defenses against an action to collect on any proof of claim, should the

Special Committee determine, after reviewing such individual proof of claim, that it is in the best interest of the Company to do so.

Bankruptcy Related Litigation

For information on Delphi’s reorganization cases, including adjourned motions filed by Delphi under sections 1113, 1114, and 365 of the Bankruptcy Code, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan.

As previously disclosed, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, has filed notices of appeal from the orders approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program. The appeals have been placed in suspense. Wilmington Trust is required to file two briefs with respect to its appeal of the UAW Supplemental Agreement by September 15, 2007. In addition, on May 7 and July 19, 2007, the federal district court held status hearings regarding the Wilmington Trust appeal with respect to the IUE-CWA Special Attrition Program. Pursuant to an order entered following the status conference on July 19, 2007, briefing remains suspended, although the Court scheduled a follow-up status hearing for September 10, 2007. Delphi does not expect the resolution of these appeals to have a material impact on its financial statements.

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

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Barrel Fill Site located in Tremont City, Ohio. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency to perform a Remedial Investigation and Feasibility Study concerning a portion of the site, which is expected to be completed during 2007. Delphi believes that a reasonable outcome of the investigative study would be a remedy involving enhanced containment, limited groundwater treatment, and future monitoring of the site, which would substantially limit future remediation costs. Delphi has included an estimate of its share of the potential costs of such a remedy plus the cost to complete the investigation in its overall reserve estimate. Because the scope of the investigation and the extent of the required remediation are still being determined, it is possible that the final resolution of this matter may require that Delphi make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its overall environmental reserves as the investigation proceeds.

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

As of June 30, 2007 and December 31, 2006, Delphi’s reserve for environmental investigation and remediation was $120 million and $118 million, respectively, including $3 million within liabilities subject to compromise at June 30, 2007 and December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999.

Other

As mentioned above, we continue to pursue our transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. As such, we continue to conduct additional assessments as we evaluate whether to permanently close or demolish one or more facilities as part of our restructuring activity. These assessments could result in our being required to recognize additional and possibly material costs or demolition obligations in the future.

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

We adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see Note 1. Basis of Presentation to the consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates during the first six months ended June 30, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility; the terms of any reorganization plan ultimately confirmed; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; the Company’s ability to satisfy the terms and conditions of a new Equity Purchase and Commitment Agreement, if and when executed; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the risk factors in Part I. Item 1A. Risk Factors, contained therein and the Company’s quarterly periodic reports for the subsequent periods, including the risk factors in Part II. Item 1A. Risk Factors, contained therein, filed with the SEC. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies. A plan of reorganization could result in holders of Delphi’s common stock receiving no distribution on account of their interest and cancellation of their interests. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2006, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006, which was filed on February 28, 2007, and which is incorporated by reference into this Item 4.

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

Except as discussed in Note 15. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and as further supplemented below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have supplemented our risk factors related to our reorganization cases under Chapter 11 of the U.S. Bankruptcy Code disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, specifically those risks relating to (i) our ability to maintain sufficient financing sources during the pendency of our reorganization cases and to secure financing to support our emergence from chapter 11, and (ii) the support we will need from General Motors to satisfy the financial obligations to our UAW-represented employees and retirees encompassed in the UAW Settlement Agreement.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations, including costs expected to be incurred related to the workforce transition program comprehended in the UAW Settlement Agreement. We are currently financing our operations during our reorganization cases using funds from operations and borrowings under our Refinanced DIP Credit Facility, which expires December 31, 2007, and overseas factoring and securitization of accounts receivable. We may be unable to operate pursuant to the terms of our Refinanced DIP Credit Facility, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers, extensions or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the chapter 11 cases. For more information regarding the terms of our DIP facility during 2006 and the Refinanced DIP Credit Facility entered into in January 2007, and other uses and sources of financing, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources in this Annual Report.

•	GM is one of the largest creditors and a significant stakeholder in our chapter 11 cases, and our ability to consummate the transactions contemplated by the UAW Settlement Agreement, the EPCA and a plan of reorganization depends not only on reaching a consensual agreement with GM, but also on GM’s ability to fulfill certain financial obligations to Delphi’s UAW-represented employees and retirees comprehended in the UAW Settlement Agreement. GM has reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM is unable or unwilling to fulfill these commitments, we believe that the Company’s cost structure and ability to operate will be adversely affected.

•	The transactions contemplated by the EPCA may not be consummated and there can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of

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

Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the second quarter of 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 14. Debt, to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 5.	OTHER INFORMATION

The following items occurred within the last four business days of the date of filing of this quarterly report and are reported here in lieu of filing a Form 8-K.

     Item 1.01 Entry into a Material Definitive Agreement

On August 3, 2007 the Company and affiliates of lead investor Appaloosa, Harbinger, Pardus and Merrill, UBS, and Goldman executed the EPCA. Under the terms and subject to the conditions of the EPCA, Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to existing common stockholders subject to approval of the Court and satisfaction of other terms and conditions. Altogether, the Investors could invest up to $2.55 billion in the reorganized Company. The material terms of the EPCA are described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements and incorporated herein by reference and the executed agreement is filed as an exhibit to this quarterly report.

     Item 3.03 Material Modification to Rights of Security Holders

On August 3, 2007, Delphi entered into Amendment No. 3 to the Rights Agreement (the “Amendment”) dated as of February 1, 1999 and amended on May 11, 2005 and January 18, 2007, by and between Delphi and The Bank of New York, successor in interest to Equiserve Trust Company, successor in interest to BankBoston, N.A., as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, one Right (a “Right”) is issued and attached to each outstanding share of the common stock of the Company. The Rights constitute a separate class of securities registered under the Securities Act of 1933, as amended, and entitle the holder of the Right, in certain circumstances, to purchase from Delphi a unit consisting of one one-hundredth of a share of Series A Junior Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock”), at an exercise price of $65 per Right, subject to adjustment in certain events. The Amendment exempts the Investors, and any assignee or transferee of the Investors, from the definition of “Acquiring Person” as that term is defined in the Rights Agreement, solely as a result of transactions contemplated by the EPCA and the related exhibits, so that the entry of the Investors into the EPCA and the consummation of the transactions contemplated by the EPCA as described above does not and will not trigger the Series A Preferred Stock purchase rights under the Rights Agreement. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as an exhibit to this quarterly report.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

3 (a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3 (b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3 (c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
4 (a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit(4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005, as amended by the Second Amendment thereto, which is incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K dated January 18, 2007, as amended by the Third Amendment thereto, dated August 2, 2007.
10 (a)	Final Order entered by the United States Bankruptcy Court for the Southern District of New York on May 31, 2007 to secure the conditional funding waivers from the IRS, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed June 4, 2007.
10 (b)	Agreement between Delphi Corporation’s indirect wholly owned Spanish Subsidiary, Delphi Automotive Systems España, S.L. (“DASE”) and Adalberto Canadas Castillo and Enrique Bujidos (of PricewaterhouseCoopers Spain), and, thereafter, Fernando Gómez Martín (the “DASE Receivers”), and the workers’ councils and unions representing the affected employees, dated July 4, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed July 19, 2007.
10 (c)	Memorandum of Understanding between Delphi Corporation and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and General Motors Corporation, dated June 22, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed July 20, 2007.
10 (d)	Agreement between Delphi Corporation and Appaloosa Management L.P.; Harbinger Capital Partners Master Fund I, Ltd.; and Pardus Capital Management, L.P. as well as Merrill Lynch, Pierce, Fenner & Smith Inc.; UBS Securities LLC; and Goldman Sachs & Co., dated August 3, 2007.
31 (a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation

(Registrant)

August 8, 2007	/s/ Thomas S. Timko

Thomas S. Timko
Chief Accounting Officer and Controller