Form 10-Q
period 2007-09-30
DELPHI CORP
filed 2007-11-06
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of September 30, 2007 there were 561,781,590 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$2,626	$2,598	$8,302	$8,884
Other customers	3,595	3,410	11,615	11,092

Total net sales	6,221	6,008	19,917	19,976

Operating expenses:
Cost of sales, excluding items listed below	5,972	6,083	18,835	19,185
U.S. employee workforce transition program charges	244	1,043	238	2,948
Depreciation and amortization	232	262	736	804
Long-lived asset impairment charges	23	15	222	15
Selling, general and administrative	408	392	1,218	1,155
Securities & ERISA litigation charge	21	—	353	—

Total operating expenses	6,900	7,795	21,602	24,107

Operating loss	(679)	(1,787)	(1,685)	(4,131)
Interest expense (contractual interest expense for the three and nine months ended September 30, 2007 was $118 million and $360 million, respectively, and for the three and nine months ended September 30, 2006 was $150 million and $434 million, respectively)	(454)	(116)	(630)	(319)
Loss on extinguishment of debt	—	—	(23)	—
Other income, net	22	8	60	31

Loss before reorganization items, income taxes, minority interest, equity income, and cumulative effect of accounting change	(1,111)	(1,895)	(2,278)	(4,419)
Reorganization items	(39)	(25)	(120)	(58)

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change	(1,150)	(1,920)	(2,398)	(4,477)
Income tax expense	(17)	(46)	(123)	(137)

Loss before minority interest, equity income, and cumulative effect of accounting change	(1,167)	(1,966)	(2,521)	(4,614)
Minority interest, net of tax	(12)	(4)	(38)	(28)
Equity income (loss), net of tax	10	(3)	36	28

Loss before cumulative effect of accounting change	(1,169)	(1,973)	(2,523)	(4,614)
Cumulative effect of accounting change, net of tax	—	—	—	3

Net loss	$(1,169)	$(1,973)	$(2,523)	$(4,611)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(2.08)	$(3.51)	$(4.49)	$(8.22)
Cumulative effect of accounting change	—	—	—	0.01

Basic and diluted loss per share	$(2.08)	$(3.51)	$(4.49)	$(8.21)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,433	$1,667
Restricted cash	180	146
Accounts receivable, net:
General Motors and affiliates	1,959	2,078
Other customers	3,000	2,691
Inventories, net:
Productive material, work-in-process and supplies	1,586	1,598
Finished goods	631	577
Other current assets	633	458

Total current assets	9,422	9,215
Long-term assets:
Property, net	4,289	4,695
Investments in affiliates	428	417
Goodwill	391	378
Other intangible assets, net	43	51
Other	868	636

Total long-term assets	6,019	6,177

Total assets	$15,441	$15,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt	$3,966	$3,339
Accounts payable	3,083	2,820
Accrued liabilities	2,395	2,211

Total current liabilities	9,444	8,370
Long-Term liabilities:
Other long-term debt	37	49
Employee benefit plan obligations	601	550
Other	1,355	859

Total long-term liabilities	1,993	1,458
Liabilities subject to compromise	16,914	17,416

Total liabilities	28,351	27,244

Minority interest	209	203
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2007 and 2006	6	6
Additional paid-in capital	2,781	2,769
Accumulated deficit	(14,434)	(11,893)
Accumulated other comprehensive loss:
Employee benefit plans	(1,855)	(3,041)
Other	435	156

Total accumulated other comprehensive loss	(1,420)	(2,885)
Treasury stock, at cost (3.2 million shares in 2007 and 2006)	(52)	(52)

Total stockholders’ deficit	(13,119)	(12,055)

Total liabilities and stockholders’ deficit	$15,441	$15,392

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)

Cash flows from operating activities:
Net loss	$(2,523)	$(4,611)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	736	804
Long-lived asset impairment charges	222	15
Deferred income taxes	—	23
Pension and other postretirement benefit expenses	795	1,189
Equity income	(36)	(28)
Reorganization items	120	58
U.S. employee workforce transition program charges	238	2,948
Loss on extinguishment of debt	23	—
Securities & ERISA litigation charge	353	—
Loss on liquidation/deconsolidation of investment	79	—
Changes in operating assets and liabilities:
Accounts receivable, net	(752)	(415)
Inventories, net	(125)	(319)
Other assets	(11)	(91)
Accounts payable	368	445
Accrued and other long-term liabilities	697	256
Other, net	36	55
U.S. employee workforce transition program payments	(571)	(326)
U.S. employee workforce transition program reimbursement by GM	265	215
Pension contributions	(230)	(219)
Other postretirement benefit payments	(149)	(182)
Net payments for reorganization items	(91)	(39)

Net cash used in operating activities	(556)	(222)

Cash flows from investing activities:
Capital expenditures	(483)	(606)
Proceeds from sale of property	37	53
Proceeds from sale of non-U.S. trade bank notes	150	130
Increase in restricted cash	(30)	(110)
Proceeds from divestitures	71	24
Other, net	(4)	(6)

Net cash used in investing activities	(259)	(515)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility, net of issuance cost	2,739	—
Repayments of borrowings under debtor-in-possession facility	(250)	—
Repayments of borrowings under prepetition term loan facility	(988)	—
(Repayments) borrowings under prepetition revolving credit facility	(1,508)	2
Net borrowings under refinanced debtor-in-possession facility	480	—
Net borrowings (repayments) under other debt agreements	77	(27)
Repayments under cash overdraft.	—	(29)
Dividends paid to minority partners	(45)	(16)
Other, net	—	(3)

Net cash provided by (used in) financing activities	505	(73)

Effect of exchange rate fluctuations on cash and cash equivalents	76	32

Decrease in cash and cash equivalents	(234)	(778)
Cash and cash equivalents at beginning of period	1,667	2,221

Cash and cash equivalents at end of period	$1,433	$1,443

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Net loss	$(1,169)	$(1,973)	$(2,523)	$(4,611)
Other comprehensive income:
Currency translation adjustments, net of tax	71	42	217	128
Net change in unrecognized gain on derivative instruments, net of tax	9	66	62	68
Employee benefit plans adjustment, net of tax	1,191	(284)	1,186	575

Other comprehensive income (loss)	1,271	(176)	1,465	771

Comprehensive income (loss)	$102	$(2,149)	$(1,058)	$(3,840)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”), is a supplier of vehicle electronics, engine management systems, safety components, thermal management systems and other transportation components. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s consolidated financial statements and notes thereto included in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities during the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet the Company’s future obligations. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007. A confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt from the bankruptcy filing date until the third quarter of 2007 because the interest ceased being paid and was not determined to be probable of being an allowed claim. During the third quarter of 2007, Delphi recorded $289 million of prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi shall be paid postpetition interest on their claims calculated at the contractual non-default rate from the petition date through December 31, 2007. During the third quarter of 2007, Delphi recorded $80 million of interest expense with respect to such allowed unsecured claims. The accrued interest payable of $369 million is included in accrued liabilities on the accompanying balance sheet. This estimate is based on numerous factual and legal assumptions. Absent developments that alter Delphi’s view of the likelihood of amounts that may be paid under the plan of reorganization to holders of allowed unsecured claims, Delphi expects to accrue interest on such unsecured claims in future periods, to the extent required under applicable law. Such interest will be discharged at the emergence date under the provisions of plan of reorganization discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the third quarter and first nine months of 2007, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation and healthcare. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the cost of disposing of the assets. During the third quarter and first nine months of 2007, Delphi recorded impairment charges of $23 million and $222 million, respectively, related to long-lived assets. Refer to Note 6. Long-Lived Asset Impairment for more information.

Valuation Allowance for Deferred Tax Assets — Realization of deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carryforwards. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In the third quarter of 2006, Delphi recorded valuation allowances of $36 million for the net deferred tax assets of certain non-U.S. operations, primarily operations in Spain, Portugal and Romania. Delphi determined based on historical losses and expected future taxable income (loss) that it was no longer more likely than not that these net deferred tax assets would be realized. During the third quarter of 2007, Delphi reduced the valuation allowance by net $11 million, for deferred tax assets of certain non-US operations, primarily operations in Poland, offset by increases in Germany and Mexico.

Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. During the second quarter of 2006, the Company entered into special attrition programs for certain union-represented U.S. hourly employees that significantly decreased the future cash expenditures expected during the period between the idling of the affected employees and the time when such employees were redeployed, retired, or otherwise terminated their employment. As a result, Delphi determined that certain previously recorded accruals were no longer necessary and accordingly Delphi reduced such accruals by $4 million and $107 million for the three and nine months ended September 30, 2006, respectively, which were recorded in cost of sales.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower its operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are accrued when incurred. Delphi incurred expenses related to these actions of $112 million and $51 million for the three months ended September 30, 2007 and 2006, of which $108 million and $51 million, respectively, were included in cost of sales, and $4 million was included in selling, general and administrative expenses for the three months ended September 30, 2007. During the nine months ended September 30, 2007 and 2006 Delphi incurred expenses related to these actions of $532 million and $186 million, of which $503 million and $186 million, respectively, were included in cost of sales, and $29 million was included in selling, general and administrative expenses for the nine months ended September 30, 2007. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for employee termination benefits and other exit costs related to non-core product lines included in the amount above and refer to Note 12. U.S. Employee Workforce Transition Programs for employee termination benefits and other exit costs related to the 2007 U.S. labor agreements.

Share-Based Compensation — Delphi’s stock-based compensation programs include stock options, restricted stock units, and stock appreciation rights. The Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123(R)”), effective January 1, 2006 using the modified-prospective method. SFAS 123(R)

requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires the Company to estimate forfeitures at the grant date. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS 123(R). Total share-based compensation cost was $5 million and $11 million for the three months ended September 30, 2007 and 2006, respectively, and $12 million and $20 million for the nine months ended September 30, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements— In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Delphi adopted FIN 48 effective January 1, 2007. The impact of initially applying FIN 48 was recognized as a cumulative effect adjustment increasing the January 1, 2007 opening balance of accumulated deficit by $18 million. Refer to Note 5. Income Taxes for more information regarding the impact of adopting FIN 48.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires, among other things, an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. Delphi currently measures the funded status of certain of its plans, primarily the U.S. other postretirement benefit plans, as of September 30 of each year. Delphi expects to adopt the measurement date provisions of SFAS 158 as of January 1, 2008. Delphi is currently evaluating the requirements of the measurement date provisions of SFAS 158 and has not yet determined the impact on its financial statements.

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

On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. At a Court hearing on September 27, 2007, Delphi stated that the current dynamics of the capital markets prompted Delphi to consider whether amendments to the Plan filed on September 6 might be necessary. Delphi commenced its Disclosure Statement hearing on October 3, 2007, and after resolving certain objections, requested that the hearing be continued to October 25, 2007. On October 19, 2007, the Court granted Delphi’s request to further continue the hearing on the adequacy of the Disclosure Statement to November 8, 2007. The adjournment of the hearing allowed Delphi to continue to negotiate potential amendments to the Plan filed on September 6 with key stakeholders. On October 29, 2007, Delphi filed a notice of potential amendments to the Plan and Disclosure Statement filed on September 6 (the “Potential Amendments”) and the hearing was scheduled to recommence on November 8, 2007. On November 5, 2007, Delphi asked the Court to adjourn until later in November the hearing on its Disclosure Statement, including the Potential Amendments and amendments to the Equity Purchase and Commitment Agreement (“EPCA”) between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), which are described in more detail below (the “Proposed EPCA Amendment”). Delphi sought adjournment while it continues discussing the Potential Amendments with its statutory committees, both of whom have filed objections to the Potential Amendments, and other stakeholders. In addition, Delphi did not believe that all of the conditions to the execution of the Proposed EPCA Amendment would be satisfied prior to the commencement of the scheduled November 8, 2007 Court hearing. In their proposal letter dated October 29, 2007 submitted by a supermajority of the Investors (the “Proposal Letter”), such Investors expressly conditioned their agreement to execute the Proposed EPCA Amendment on (i) Delphi delivering an acceptable financing letter to the Investors, (ii) the Investors having to be satisfied with this Form 10-Q and (iii) an Investor having executed a written commitment to the Proposal Letter to the same extent as the other Investors. If any of the conditions set forth in the Proposal Letter are not satisfied or waived, the Investors will not be obligated to execute the Proposed EPCA Amendment. Delphi cannot provide any assurances as to whether or when the Proposed EPCA Amendment will be executed and, if it in fact is executed, whether there will be additional amendments than those described below. Delphi continues its transformation activities, including ongoing discussion with its relationship banks regarding an emergence financing package that can be executed under existing market conditions, with the goal of emergence from chapter 11 as soon as practical. Currently, Delphi expects to emerge during the first quarter of 2008, however, no assurances can be provided that the emergence date will not be delayed.

Proposed Plan of Reorganization and Transformation Plan

On March 31, 2006, Delphi announced its transformation plan centered around five key elements, each of which is also addressed in its proposed Plan and the series of settlement agreements it embodies. The progress on each element is discussed below.

Labor — Modify Delphi’s labor agreements to create a more competitive arena in which to conduct business.

During the second quarter, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements have already become effective, while other portions will not become effective until the execution by Delphi and GM of a comprehensive settlement agreement resolving certain financial, commercial and other matters between Delphi and GM and substantial consummation of the Plan as confirmed by the Court which incorporates, approves and is consistent with the terms of each agreement.

These U.S. labor settlement agreements include those with the:

•	UAW, dated June 22, 2007;

•	International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America (“IUE-CWA”), dated August 5, 2007;

•	International Association of Machinists and Aerospace Workers and its District 10 and Tool and Die Makers Lodge 78 (“IAM”), dated July 31, 2007;

•	International Brotherhood of Electrical Workers and its Local 663 (“IBEW”) relating to Delphi Electronics and Safety, dated July 31, 2007;

•	IBEW relating to Delphi’s Powertrain division, dated July 31, 2007;

•	International Union of Operating Engineers (“IUOE”) Local 18S, dated August 1, 2007;

•	IUOE Local 101S, dated August 1, 2007;

•	IUOE Local 832S, dated August 1, 2007;

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”) relating to Delphi’s operations at Home Avenue, dated August 16, 2007; and

•	USW relating to Delphi’s operations at Vandalia, dated August 16, 2007.

Subject to these settlement agreements, the existing collective bargaining agreements:

•	were modified and extended to September 14, 2011 for the UAW, the IAM, the IBEW, the IUOE Local 18S, the IUOE Local 832S, and the USW;

•	were modified and extended to October 12, 2011 for the IUE-CWA; and

•	were terminated and superseded for the IUOE Local 101S by the settlement agreement for the IUOE Local 101S.

On September 4, 2007, the Court confirmed that the 1113/1114 Motion was withdrawn without prejudice, subject to the Court’s prior settlement approval orders pertaining to each of Delphi’s U.S. labor unions, as it relates to all parties and the intervening respondents, by entry of an Order Withdrawing Without Prejudice Debtors’ Motion For Order Under 11 U.S.C. § 1113(c) Authorizing Rejection Of Collective Bargaining Agreements And Authorizing Modification Of Retiree Welfare Benefits Under 11 U.S.C. § 1114(g).

During the third quarter of 2007, approximately 725 employees eligible to participate in the attrition programs encompassed in the workforce transition programs elected to leave Delphi and Delphi recorded $67 million in U.S. employee workforce transition program charges. Amortization expense related to the buy-down payments encompassed in the workforce transition programs of $2 million was recorded in U.S. employee workforce transition program charges. Additionally, hourly pension curtailment charges of $59 million were recorded in U.S. employee workforce transition program charges. The hourly pension curtailment charges are discussed further in Note 13. Pension and Other Postretirement Benefits. Costs related to severance payments for employees at sites that will be sold or wound down were recorded in the amount of $48 million in cost of sales. Refer to Note 12. U.S. Employee Workforce Transition Programs for more information.

GM — Conclude negotiations with GM to finalize financial support for certain of Delphi’s legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

On March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. On the same date, Delphi delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006.

•	The initial GM contract rejection motion covered approximately half of the North American annual purchase volume revenue from GM.

•	The hearing on the motion was initially scheduled to commence on September 28, 2006 but has been adjourned on multiple occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and additional proceedings on the motion are currently suspended until further order of the Court. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the motions.

Delphi and GM have entered into comprehensive settlement agreements consisting of a Global Settlement Agreement, as amended (the “GSA”) and a Master Restructuring Agreement, as amended (the “MRA”). The accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA. The net results of these agreements will be a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will not account for the impact of the GSA or the MRA until the conditions of the agreements are satisfied, which will likely occur at emergence.

•	Most obligations set forth in the GSA are to be performed upon the occurrence of the effective date of the Plan or as soon as reasonably possible thereafter. By contrast, resolution of most of the matters addressed in the MRA will require a significantly longer period that will extend for a number of years after confirmation of the Plan.

•	GM’s obligations under the GSA and MRA are conditioned upon, among other things, Delphi’s consummation of the Plan, including payment of amounts to settle GM claims as outlined below.

•	Upon approval of the GSA and MRA as part of the Plan confirmation process, the Debtors anticipate seeking a withdrawal without prejudice of their motions filed under section 365 of the Bankruptcy Code.

The GSA is intended to resolve outstanding issues among Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. On October 29, 2007, Delphi and GM agreed to certain amendments to the GSA (the “GSA Amendment”). The GSA Amendment provides that instead of Delphi paying GM $2.7 billion in cash as had originally been agreed, on the effective date of the Plan, subject to certain surviving claims in the GSA and in satisfaction of various GM claims, Delphi would pay GM (i) $1.5 billion in a combination of at least $750 million in cash and a second lien note; and (ii) $1.2 billion in junior preferred convertible stock. The GSA Amendment contains a provision that (i) if the Proposed EPCA Amendment in the form filed with the Court on October 29, 2007 has not been signed by Delphi and the Investors on or before November 17, 2007, the GSA Amendment is terminable by either Delphi or GM upon delivery of written notice to the other, and (ii) upon such written notice, the GSA Amendment becomes null and void as if it had never been entered into by Delphi and GM. As noted above, Delphi can not provide any assurances as to whether or when the Proposed EPCA Amendment will be executed by Delphi and the Investors prior to the GSA Amendment becoming terminable and if in fact it is executed, whether there will be additional amendments other than those described and whether any such changes would be acceptable to GM. Upon delivery of written notice by either Delphi or GM to the other after November 17, 2007, the GSA Amendment would become null and void and the GSA will continue in force without giving regard to the GSA Amendment. At this time GM and Delphi are continuing discussions.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will make significant contributions to cover costs associated with certain post-retirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as possible following the effective date of the Plan, as provided in the union settlement agreements, and GM’s Hourly Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly Pension Plan, as set forth in the union term sheets;

•	Shortly after the effective date of the Plan, GM will receive a subordinated interest bearing note from Delphi in the amount of $1.5 billion to be paid within 10 days of its issuance;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

The MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship following Delphi’s emergence from chapter 11. The MRA addresses, among other things, the scope of GM’s existing and future business awards to Delphi and related pricing agreements and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing labor costs, the disposition of certain Delphi facilities, and the treatment of existing agreements between Delphi and GM. Through the MRA, Delphi and GM have agreed to certain terms and conditions governing, among other things:

•	The scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards;

•	GM will make significant, ongoing contributions to Delphi and reorganized Delphi to reimburse the Company for labor costs in excess of $26 per hour at specified manufacturing facilities;

•	GM and Delphi have agreed to certain terms and conditions concerning the sale of certain of Delphi’s non-core businesses;

•	GM and Delphi have agreed to certain additional terms and conditions if certain of Delphi’s businesses and facilities are not sold or wound down by certain future dates (as defined in the MRA); and

•	GM and Delphi have agreed to the treatment of certain contracts between Delphi and GM arising from Delphi’s separation from GM and other contracts between Delphi and GM.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with its new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. Effective November 1, 2006, in connection with the Company’s continuous evaluation of its product portfolio, it decided that power products no longer fit within its future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group. With the exception of the catalyst product line with $249 million of year-to-date 2007 net sales included in the Powertrain Systems segment, and the Steering segment with $2,053 million of year-to-date 2007 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 16. Segment Reporting.

Throughout 2007, Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

•	During the third quarter of 2007, Delphi closed on the sales of assets related to its catalyst and brake hose product lines and obtained the Court’s approval for the sale of substantially all of the assets of their Saltillo, Mexico brake plant business, refer to Note 4. Acquisitions and Divestitures to the consolidated financial statements for more information.

•	Although the Company intends to sell or wind-down its remaining non-core product lines and manufacturing sites, these product lines and manufacturing sites were not classified as held for sale in the current period because the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” were not met as of September 30, 2007.

Costs recorded in the three and nine months ended September 30, 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets recorded as a component of long-lived asset impairment charges of $20 million and $217 million, respectively, and employee termination benefits and other exit costs of $66 million and $373 million, respectively (of which $65 million and $370 million were recorded as a component of cost of sales and $1 million and $3 million were recorded as a component of selling, general and administrative expenses). Included in employee termination benefits and other exit costs for the nine months ended September 30, 2007 were $268 million recorded as a component of cost of sales related to a manufacturing facility in Cadiz, Spain discussed below.

Cost Structure — Transform Delphi’s salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with its product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services and information technology outsourcing activities, reduction in the global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of the salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, Delphi does not expect to realize substantial savings until 2009 and beyond.

Pensions — Devise a workable solution to Delphi’s current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

Delphi’s discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11 culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. On March 9, 2007, Delphi received approval from the IRS to change the asset valuation method for purposes of funding for the Hourly and Salaried Plans for plan years beginning on and after October 1, 2005. The new asset valuation method uses fair market value as permitted in the U.S. Internal Revenue Code (the “IRC”). On May 29, 2007, Delphi, acting pursuant to the Court’s authority, secured from the IRS a favorable ruling regarding the transfer of unfunded liabilities from its Hourly Plan to a pension plan sponsored by GM.

On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized

Delphi to perform under the terms of those funding waivers. On July 13, 2007, the IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver. The 2007 Hourly Plan Waiver is necessary to make the transfer of hourly pension obligations to the GM plan economically efficient by avoiding redundant cash contributions that would result in a projected overfunding of the Hourly Plan. On October 4, 2007, the IRS further modified the 2006 Waivers at Delphi’s request by making confirming amendments to the 2006 Waivers, as modified on July 13, 2007. The amendments modify the conditions to the 2006 Waivers so that they are generally consistent with the conditions to the 2007 Hourly Plan Waiver. The conditional funding waivers will permit Delphi to defer funding contributions due under ERISA and the IRC until after Delphi emerges from chapter 11.

The pertinent terms of the 2006 Waivers, as modified, are:

•	No later than December 31, 2007, the Company must file a plan of reorganization with the Court providing for the continuation of the Hourly and Salaried Plans and compliance with the conditions of the waiver. The Company has satisfied this condition.

•	The effective date of the Company’s plan of reorganization must occur no later than February 29, 2008.

•	Effective June 16, 2007, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan, which letters of credit will expire once Delphi satisfies the contribution requirements described below which must be satisfied within five days following the Company’s emergence from chapter 11.

With respect to the 2006 Waiver for the Hourly Plan:

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company either (1) effects a transfer under IRC § 414(l) to a GM plan, (2) makes cash contributions to the Hourly Plan, or (3) makes a combination thereof that reduces the net unfunded liabilities of the Hourly Plan by at least $1.5 billion as determined on a basis in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions.”

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company makes a contribution equal to approximately $575 million. The Company must also deposit into escrow an amount equal to approximately $200 million.

•	Not later than five months after the effective date of the Company’s plan of reorganization, the Company calculates and contributes from the escrow account and, if necessary, from general Company assets the amount sufficient to result in a funded current liability percentage as of the effective date of the Company’s plan of reorganization that is the same funded current liability percentage that would have existed as of the effective date of the Company’s plan of reorganization if (a) the funding waiver had not been granted, (b) the § 414(l) transfer had not occurred, and (c) a contribution was made on the effective date of the Company’s emergence equal to the accumulated ERISA funding deficiency as of September 30, 2007.

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company contributes $20 million for the plan year ended September 30, 2007, which includes a full settlement of the potential excise tax claims for the accumulated funding deficiencies for the Hourly and Salary Plans related to the plan year ended September 30, 2005, and which amount cannot be taken into account for purposes of the calculation in the immediately preceding paragraph.

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company reimburses the PBGC for outside consulting fees incurred in reviewing the Company’s funding waiver request in an amount not to exceed $2 million.

•	The Company makes contributions to the Hourly Plan in amounts sufficient to meet the minimum funding standard for the Hourly Plan for the plan year ended September 30, 2007, by June 15, 2008.

With respect to the 2006 Waiver for the Salaried Plan:

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company makes contributions to the Salaried Plan for the year ended September 30, 2007 equal to the lesser of (i) the amount necessary to maintain a credit balance in the funding standard account of the Salaried Plan as of September 30, 2007, not less than the outstanding balance of the amortization base with respect to the waived amount that is established and maintained under IRC § 412(b)(2), or (ii) the full funding limitation for the plan year ended September 30, 2007.

•	Certain funding requirements are met with regard to post emergence plan years.

With respect to the 2007 Hourly Plan Waiver:

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company effects a transfer under section 414(1) of the IRC of $1.5 billion in net unfunded liabilities under the Hourly Plan to an overfunded GM plan.

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company contributes $20 million to the Hourly Plan (in addition to the $20 million contributions described in the conditions of the 2006 Waiver for the Hourly Plan).

•	Other provisions related to treatment of contributions that may create a credit balance.

•	No effect on the PBGC’s right to hold the $100 million letter of credit with respect to the 2006 Waivers. Certain funding requirements are met with regard to post emergence plan years.

The Company has represented that it intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from bankruptcy protection. If the Company’s plan of reorganization becomes effective later than February 29, 2008, the Company will seek an extension of the waiver terms with the IRS and the PBGC.

The conditional waivers described above contemplate that two large payments related to the Company’s qualified defined benefit pension plans will be made upon emergence from bankruptcy. The first payment will be a contribution directly to the Hourly and Salaried Plans as described above, and is estimated to be approximately $1.25 billion with approximately $1.05 billion in plan contributions and approximately $200 million into escrow. Delphi expects that the majority of the escrow ultimately will be contributed to the Hourly and Salaried Plans based on true-up calculations. The second payment will be effected through an IRC § 414(l) transfer of $1.5 billion of Hourly Plan net unfunded liabilities to a GM hourly pension plan. Delphi and GM have agreed to the IRC § 414(l) transfer of $1.5 billion of net unfunded liability to GM’s hourly plan, in exchange for a note given to GM by Delphi in the amount of $1.5 billion to be paid off by Delphi within ten days. The foregoing description of the pension funding plan is a summary only and is qualified in its entirety by the terms of the waivers and the orders of the Court.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the labor section, Delphi intends to freeze the Salaried Plan effective upon emergence. The freeze of this plan became probable in the third quarter resulting in curtailment charges of $116 million. Refer to Note 13. Pension and Other Postretirement Benefits for more information.

Other Elements of Proposed Plan of Reorganization

The Disclosure Statement and Plan include detailed information regarding the treatment of claims and interests and an outline of the EPCA and rights offering. Delphi’s Plan filed on September 6 was based upon a series of global settlements and compromises that involved every major constituency of Delphi and its affiliated Debtors’ reorganization cases, including Delphi’s principal U.S. labor unions, GM, the official committee of unsecured creditors (the “Creditors’ Committee”) and the official committee of equity security holders (the “Equity Committee”) appointed in Delphi’s chapter 11 cases, and the lead plaintiffs in certain securities and Employee Retirement Income Security Act (“ERISA”) multidistrict litigation (on behalf of holders of various claims based on alleged violations of federal securities law and ERISA). As discussed in the Disclosure Statement, Delphi’s Plan filed on September 6 contemplated, among other things, obtaining up to $7.5 billion in funded debt and a $1.6 billion asset-based revolving loan to finance Delphi’s emergence from chapter 11.

The Plan filed on September 6 provided for a recovery through a distribution of reorganized Delphi common stock and cash. General unsecured creditors were to receive the principal amount of their claims plus accrued interest at a negotiated plan value. Other classes of creditors and interests were to receive agreed upon distributions. Under the Plan filed on September 6, GM was to receive a $2.7 billion cash distribution in satisfaction of certain of its claims against Delphi. As part of the settlement of the Securities and ERISA litigation discussed further in Bankruptcy Related Litigation, distributions were to be made using Plan currency in the same form, ratio and treatment as that which will be used to satisfy the holders of general unsecured claims. The allowed claims and interests of the settling Securities and Litigation claimants total approximately $25 million for the ERISA plan class and a total of $204 million for the debt securities class and the common stock securities class. The Plan filed on September 6 contemplated that rights offerings featuring transferable and non-transferable rights would made to holders of Delphi’s existing common stock. The rights offerings were to occur after the Court had confirmed Delphi’s Plan and the registration statement filed with the SEC had been declared effective. Under the Plan filed on September 6, holders of existing Delphi common stock were also to receive a distribution of shares of reorganized Delphi and five-year warrants exercisable to purchase shares of reorganized Delphi.

At a Court hearing on September 27, 2007, Delphi stated that the dynamics of the capital markets prompted Delphi to consider whether amendments to its Plan filed on September 6 might be necessary. On October 29, 2007 Delphi filed a notice containing the Potential Amendments to the Plan and Disclosure Statement.

The Potential Amendments are supported by GM and a supermajority of the Investors. Delphi has been advised by the Equity Committee that it will no longer support Delphi’s Plan if amended to reduce recoveries to common stockholders as contemplated in the Potential Amendments. On November 2, 2007 the Equity Committee filed objections to the Disclosure Statement and Plan and sought an adjournment of the continued Disclosure Statement hearing. In addition, the Creditors’ Committee, certain holders of senior notes, the senior notes indenture trustee, and the lead plaintiffs in the Securities Litigation filed objections to the Disclosure Statement and the Potential Amendments.

The Potential Amendments contemplate an approximate $2 billion reduction in Delphi’s net debt at emergence. Delphi plans to move forward with an asset-based revolving loan in the amount of $1.6 billion, $3.7 billion of first lien-funded financing, and second-lien funded financing in the amount of $1.5 billion. Further, the Potential Amendments reflect reductions in stakeholder distributions to some junior creditors and interest holders required to obtain consensus among the Creditors’ Committee, the Investors (as defined below), and settling parties, and changes required by the Investors to obtain endorsement of the Plan and Disclosure Statement, Delphi’s settlement with GM and Delphi’s U.S. labor unions, Delphi’s emergence business plan, and related agreements.

The Potential Amendments include the following changes to the Investors’ direct investment and certain stakeholder recoveries:

Party	Plan	Potential Amendment

Plan Investors	Direct Investment
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $11.75 billion
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $12.80 billion
- Purchase $175 million of new common stock of reorganized Delphi at an assumed enterprise value of $12.8 billion	Direct Investment
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $10.80 billion
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $11.80 billion
- Purchase $175 million of new common stock of reorganized Delphi at an assumed enterprise value of $11.8 billion

GM	Recovery of $2.7 billion - $2.7 billion in Cash	Recovery of $2.7 billion - $750 million in Cash - $750 million in a second lien note - $1.2 billion in junior convertible preferred stock

Unsecured Creditors	Par plus accrued recovery at Plan value of $13.9 billion - 80% in new common stock of reorganized Delphi valued at $45 per share - 20% in Cash	Par plus accrued recovery at Plan value of $13.0 billion
- 92.4% in new common stock of reorganized Delphi valued at $41.58 per share
- 7.6% through pro rata participation in the Discount Rights Offering at $34.98 per share

Delphi Trust I and Delphi Trust II Preferred Securities	Par plus accrued recovery at Plan value of $13.9 billion - 100% in new common stock of reorganized Delphi valued at $45 per share	Par only recovery at Plan value of $13.0 billion
- 92.4% in new common stock of reorganized Delphi valued at $41.58 per share
- 7.6% through pro rata participation in the Discount Rights Offering at $34.98 per share
Existing Common Stockholders	Par Value Rights - Right to acquire approximately 12,711,111 shares of new common stock of reorganized Delphi at a purchase price of $45.00 per share	Par Value Rights - Right to acquire approximately 12,711,111 shares of new common stock of reorganized Delphi at a purchase price of $41.58 per share
	Warrants - Warrants to acquire an additional 5% of new common stock of reorganized Delphi at $45.00 per share exercisable for five years after emergence	Warrants - Warrants to acquire $1.0 billion of new common stock of reorganized Delphi at $45.00 per share exercisable for six months after emergence
	Direct Distribution - 1,476,000 shares of new common stock of reorganized Delphi	No provision for Direct Distribution
	Discount Rights - Right to purchase 40,845,016 shares of new common stock of reorganized Delphi at a purchase price of $38.56 per share	No provision for participation in Discount Rights Offering

The Potential Amendments do not affect the treatment of holders of claims arising from the Securities and ERISA litigation discussed further in Bankruptcy Related Litigation. Under the Potential Amendments, such claim holders will receive distributions using Plan currency in the same form, ratio, and treatment as that which will be used to satisfy the holders of general unsecured claims.

Pursuant to an order entered by the Court on June 29, 2007, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended to and including December 31, 2007, and the Debtors’ exclusivity period for soliciting acceptances of the Plan was extended to and including February 29, 2008.

Equity Purchase and Commitment Agreement

Delphi was party to (i) a Plan Framework Support Agreement (the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa, Harbinger, Merrill, UBS and GM, which outlined a framework for the Plan, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi, and (ii) an Equity Purchase and Commitment Agreement (the “Terminated EPCA”) with affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS, pursuant to which these investors would invest up to $3.4 billion in reorganized Delphi. Both the PSA and the Terminated EPCA were subject to a number of conditions, including Delphi reaching consensual agreements with its U.S. labor unions and GM.

On April 19, 2007, Delphi announced that it anticipated negotiating changes to the Terminated EPCA and the PSA and that it did not expect that Cerberus would continue as a plan investor. On July 7, 2007, pursuant to Section 12(g) of the Terminated EPCA, Delphi sent a termination notice of the Terminated EPCA to the other parties to the Terminated EPCA. As a result of the termination of the Terminated EPCA, a Termination Event (as defined in the PSA) occurred, and all obligations of the parties to the PSA under the PSA were immediately terminated and were of no further force and effect. Delphi incurred no fees under the Terminated EPCA as a result of this termination. On July 9, 2007, Delphi announced that it formally had terminated the Terminated EPCA and PSA and that it expected to enter into new framework agreements later in July. Delphi also announced that these developments were not expected to prevent Delphi from filing the Plan and related documents with the Court prior to the current expiration of the company’s exclusivity period or emerging from chapter 11 reorganization this year.

On July 18, 2007, Delphi announced that the Investors had submitted a proposal letter to Delphi to invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 and its Plan, on the terms and subject to the conditions contained in the form of equity purchase and commitment agreement attached to their proposal. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving the EPCA, and on August 3, 2007 the Investors and the Company executed the EPCA. On October 30, 2007, the Debtors announced they filed with the Court a motion seeking approval of the Proposed EPCA Amendment. The Proposed EPCA Amendment, has been agreed to by Appaloosa and a supermajority of the Investors; however, as noted above, the execution of the Proposed EPCA Amendment is subject to the satisfaction of various conditions set forth in the Proposal Letter, including (i) Delphi delivering an acceptable financing letter to the Investors, (ii) the Investors having to be satisfied with this Form 10-Q and (iii) an Investor having executed a written commitment to the Proposal Letter to the same extent as the other Investors. As noted above, Delphi can not provide any assurances as to whether or when the Proposed EPCA Amendment will be executed by Delphi and the Investors prior to the GSA Amendment becoming terminable and if in fact it is executed, whether there will be additional amendments other than those described and whether any such changes would be acceptable to GM. Absent satisfaction or waiver of the conditions set forth in the Proposal Letter, the Investors will not be obligated to execute the Proposed EPCA Amendment and absent execution of the Proposed EPCA Amendment, the GSA Amendment may be voidable by either GM or Delphi.

Under the terms and subject to the conditions of the EPCA, the Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to existing common stockholders (or to unsecured creditors under the terms of the Proposed EPCA Amendment, if such amendment is executed) subject to approval of the Court and satisfaction of other terms and conditions. The rights offering would commence following confirmation of the Company’s Plan and conclude 30 days thereafter, prior to the Company’s emergence from Chapter 11 reorganization. Altogether, the Investors could invest up to $2.55 billion in the reorganized Company.

The EPCA is subject to the satisfaction or waiver of numerous conditions, including the condition that Appaloosa is reasonably satisfied with the terms of certain material transaction documents, including the Plan and disclosure statement, confirmation order, business plan, certain constituent documents, and labor agreements to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company. With respect to a settlement with GM, Appaloosa must also be satisfied in its reasonable discretion taking into account whether the GM settlement has a material impact on the Investors’ proposed investment in the Company and other relevant factors. There also must not have occurred any material strike or material labor stoppage or slowdown involving certain labor unions, including the UAW, at either Delphi or GM or any of their respective subsidiaries; or any strike, labor stoppage or slowdown involving certain labor unions, including the UAW, either at Ford Motor Company or Chrysler Group or at any of their respective subsidiaries that would have a material impact on the Investors’ proposed investment in Delphi. As noted below, several of these conditions will be modified pursuant to the Proposed EPCA Amendment, if such amendment is executed.

Delphi can terminate the EPCA in certain circumstances, including: subject to certain exceptions, if the Company agrees to engage in an alternative transaction or any time on or after March 31, 2008 if the Plan has not become effective. An affiliate of Appaloosa can terminate the EPCA, including: at any time on or after March 31, 2008, if the Plan has not become effective; if the Company has changed its recommendation or approval of the transactions contemplated by the EPCA, the Plan terms or the settlement with GM in a manner adverse to the Investors or approved or recommended an alternative transaction; or if the Company has entered into any agreement, or taken any action to seek Court approval relating to any plan, proposal, offer or transaction, that is inconsistent with the EPCA, the Plan terms, the settlement with GM or the Plan. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Investors $83 million plus certain transaction expenses in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company will pay an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company will pay an aggregate commitment fee of $18 million. In addition, the Company will pay an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The commitment and arrangement fees paid in installments, as follows: $14 million was paid during the third quarter of 2007 on the first business day following the first date that the approval order is issued by the Court, $21 million was paid during the third quarter of 2007 on the date that the disclosure statement was filed, and $29 million is to be paid on the first business day following the entry of an order by the Court approving the disclosure statement. The Company is required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next 24 months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $100 million on or prior to the Disclosure Statement Approval Date, or $250 million thereafter.

The EPCA also includes certain corporate governance provisions for the reorganized Company, each of which has been incorporated into Delphi’s proposed Plan, which governance provisions would be unchanged by the Proposed EPCA Amendment. The reorganized Company would be governed initially by a nine-

member, classified Board of Directors consisting of the Company’s Chief Executive Officer and President (“CEO”), and Executive Chairman, three members nominated by Appaloosa, three members nominated by the statutory creditors’ committee, and one member nominated by the co-lead investor representative on a search committee with the approval of either the Company or the statutory creditors’ committee. As part of the new corporate governance structure, the current Company’s Board of Directors along with the Investors, mutually recognized that Rodney O’Neal would continue as CEO of the reorganized Company. Subject to certain conditions, six of the nine directors would be required to be independent from the reorganized Company under applicable exchange rules and independent of the Investors.

A five-member search committee will select the Company’s post-emergence Executive Chairman, have veto rights over all directors nominated by the Investors and statutory committees, and appoint initial directors to the committees of the Company’s Board of Directors. The search committee consists of John D. Opie, the Company’s Board of Directors’ lead independent director, a representative of each of the Company’s two statutory committees and a representative from Appaloosa and one of the other co-investors (other than UBS, Goldman and Merrill). Appaloosa, through its proposed preferred stock ownership, would have certain veto rights regarding extraordinary corporate actions such as change of control transactions and acquisitions or investments in excess of $250 million in any twelve-month period after issuance of the preferred stock.

Executive compensation for the reorganized company must be on market terms, must be reasonably satisfactory to Appaloosa, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the Plan. The foregoing description of the EPCA does not purport to be complete and is qualified in its entirety by reference to the EPCA, which is filed as an exhibit to the quarterly report, for the quarter ended June 30, 2007.

The Proposed EPCA Amendment if executed, would revise a number of provisions in the EPCA to reflect events and developments since August 3, 2007 including those relating to Court approvals in connection with the Proposed EPCA Amendment; delivery of a revised and supplemented disclosure letter by the Company; delivery of a revised business plan by the Company; updates and revisions to representations and warranties; agreements with principal labor unions; and the execution and amendment of the GSA and MRA. The Proposed EPCA Amendment if executed, would amend provisions of the EPCA relating to the discount rights offering (including the replacement of existing common stockholders with unsecured creditors and the provision of over-subscription rights); and to reflect the issuance of Series C Preferred Stock to be issued to GM.

The Proposed EPCA Amendment if executed, would remove or narrow the scope of certain conditions to closing, including: the no-strike conditions, to include only strikes that occur after October 29, 2007; the capitalization condition to reduce the net debt required for the Company on the closing date; and to exclude from the condition relating to the approval of material investment documents, numerous documents which have already been delivered by the Company to the Investors such as the Plan, the disclosure statement, the MRA and GSA and the business plan. However, certain conditions to closing would be added by the Proposed EPCA Amendment, if such amendment is executed, such as those requiring: release and exculpation of each Investor as set forth in the Proposed EPCA Amendment; that the Company will have undrawn availability of $1.4 billion including a letter of credit carve out of at least $100 million; that the Company shall have demonstrated and certificated, to the reasonable satisfaction of ADAH, that its pro forma interest expense during 2008 on the Company’s indebtedness will not exceed $575 million; that certain PBGC liens are withdrawn; and that the aggregate amount of trade and unsecured claims be no more than $1.45 billion (subject to certain waivers and exclusions).

There can be no assurances that the Debtors will be successful in achieving their objectives and as discussed above, Delphi cannot provide any assurances as to whether or when the Proposed EPCA Amendment will be executed and, if in fact is executed, whether there will be further changes in addition to those described herein. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court and the support of their stakeholders, including GM and the Debtors’ labor unions. In accordance with U.S. GAAP, the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Plan, such as the U.S. labor agreements, the

GSA, and the MRA become effective. The Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from bankruptcy, among others. Such adjustments will have a material impact on Delphi’s financial statements.

DASE Liquidation

Delphi’s Chapter 11 Filings related solely to its U.S. operations because Delphi’s operations outside the United States generally are profitable and have positive cash flow. Nevertheless, Delphi has been seeking and will continue to seek to optimize its manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE.

On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso, which provides DASE support by managing the process of closing the Puerto Real site in Cadiz, Spain in accordance with applicable Spanish law. The Spanish court subsequently appointed three receivers of DASE (the “DASE Receivers”). During the Concurso process, DASE commenced negotiations on a social plan and a collective layoff procedure related to the separation allowance with the unions representing the affected employees. On July 4, 2007, DASE, the DASE Receivers, and the workers’ councils and unions representing the affected employees reached a settlement on a social plan of €120 million (then approximately $161 million) for a separation allowance of approximately 45 days of salary per year of service to each employee (the “Separation Plan”). Delphi concluded that it was in its best interests to voluntarily provide the €120 million to DASE as well as additional funds to DASE in an amount not to exceed €10 million (then approximately $14 million) for the purpose of funding payment of the claims of DASE’s other creditors.

As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of the DASE Receivers, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. The total year-to-date expense through September 30, 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million, of which $61 million was recorded in the first quarter of 2007 ($30 million in the Steering segment and $31 million in the Automotive Holdings segment) and approximately $207 million was recorded in the second quarter 2007 ($77 million in the Steering segment and $130 million in the Automotive Holdings segment) as a component of cost of sales.

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. During the three and nine months ended September 30, 2007, the Debtors received approximately $47 million and $77 million, respectively, of dividends from non-debtor allied affiliates which are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore were recorded in Other income (expense), net.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt from the bankruptcy filing date until the third quarter of 2007 because the interest ceased being paid and was not determined to be probable of being an allowed claim. During the third quarter of 2007, Delphi recorded $289 million of prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi shall be paid postpetition interest on their claims calculated at the contractual non-default rate from the petition date through December 31, 2007. During the third quarter of 2007, Delphi recorded $80 million of interest expense with respect to such allowed unsecured claims. The accrued interest payable of $369 million is included in accrued liabilities on the accompanying balance sheet.

U.S. Employee Workforce Transition Programs — The workforce transition programs offer buy-down payments for eligible traditional employees who do not elect the attrition or flowback options and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $321 million and were recorded as a wage asset and liability. At September 30, 2007, $88 million was recorded in other current assets and $231 million was recorded in other long-term assets in the accompanying balance sheet, net of $2 million of amortization expense recorded in the third quarter of 2007. Refer to Note 12. U.S. Employee Workforce Transition Programs for more information.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Net sales	$3,681	$3,883	$11,862	$13,236

Operating expenses:
Cost of sales, excluding items listed below	3,809	4,239	12,047	13,496
U.S. employee workforce transition program charges	244	1,043	238	2,948
Depreciation and amortization	125	166	422	497
Long-lived asset impairment charges	17	—	212	—
Selling, general and administrative	270	260	791	787
Securities & ERISA litigation charge	21	—	353	—

Total operating expenses	4,486	5,708	14,063	17,728

Operating loss	(805)	(1,825)	(2,201)	(4,492)
Interest expense (contractual interest expense for the three and nine months ended September 30, 2007 was $108 million and $326 million, respectively, and for the three and nine months ended September 30, 2006 was $137 million and $397 million, respectively)	(444)	(105)	(596)	(283)
Loss on extinguishment of debt	—	—	(23)	—
Other income (expense), net	50	(4)	84	(8)

Loss before reorganization items, income taxes, equity income, and cumulative effect of accounting change	(1,199)	(1,934)	(2,736)	(4,783)
Reorganization items	(32)	(17)	(98)	(42)

Loss before income tax expense, equity income, and cumulative effect of accounting change	(1,231)	(1,951)	(2,834)	(4,825)
Income tax (expense) benefit	(4)	6	(28)	—

Loss before equity income and cumulative effect of accounting change	(1,235)	(1,945)	(2,862)	(4,825)
Equity income (loss) from non-consolidated affiliates, net of tax	8	(5)	30	21
Equity income (loss) from non-Debtor affiliates, net of tax	58	(23)	309	190

Loss before cumulative effect of accounting change	(1,169)	(1,973)	(2,523)	(4,614)
Cumulative effect of accounting change	—	—	—	3

Net loss	$(1,169)	$(1,973)	$(2,523)	$(4,611)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$107	$376
Restricted cash	123	107
Accounts receivable, net:
General Motors and affiliates	1,628	1,739
Other third parties	885	906
Non-Debtor affiliates	258	328
Notes receivable from non-Debtor affiliates	289	346
Inventories, net:
Productive material, work-in-process and supplies	854	938
Finished goods	260	263
Other current assets	408	290

Total current assets	4,812	5,293
Long-term assets:
Property, net	1,784	2,240
Investments in affiliates	372	366
Investments in non-Debtor affiliates	4,026	3,273
Goodwill	152	152
Other intangible assets, net	27	36
Other	546	344

Total long-term assets	6,907	6,411

Total assets	$11,719	$11,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,226	$2,742
Notes payable to non-Debtor affiliates	65	—
Accounts payable	1,266	1,108
Accounts payable to non-Debtor affiliates	707	434
Accrued liabilities	1,446	1,250

Total current liabilities not subject to compromise	6,710	5,534
Long-term liabilities not subject to compromise:
Employee benefit plan obligations and other	1,136	737
Liabilities subject to compromise	16,992	17,488

Total liabilities	24,838	23,759

Stockholders’ deficit:
Total stockholders’ deficit	(13,119)	(12,055)

Total liabilities and stockholders’ deficit	$11,719	$11,704

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(682)	$(582)

Cash flows from investing activities:
Capital expenditures	(171)	(229)
Proceeds from sale of property	13	23
Proceeds from divestitures	62	—
Increase in restricted cash	(12)	(101)
Other, net	(10)	(22)

Net cash used in investing activities	(118)	(329)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility	2,739	—
Repayments of borrowings under debtor-in-possession facility	(250)	—
(Repayments of) proceeds from prepetition revolving credit facility, net	(1,508)	2
Repayments of borrowings under prepetition term loan facility	(988)	—
Net borrowings under refinanced debtor-in-possession facility	480	—
Repayments under cash overdraft.	—	(29)
Repayments of borrowings under other debt agreements	(7)	(9)
Net proceeds from borrowings from Non-Debtor affiliates	65	—

Net cash provided by (used in) financing activities	531	(36)

Decrease in cash and cash equivalents	(269)	(947)
Cash and cash equivalents at beginning of period	376	1,361

Cash and cash equivalents at end of period	$107	$414

3.	REORGANIZATION ITEMS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Professional fees directly related to reorganization	$41	$41	$128	$108
Interest income	(2)	(16)	(8)	(47)
Gain on settlement of prepetition liabilities	—	—	—	(3)

Total Reorganization Items	$39	$25	$120	$58

For the nine months ended September 30, 2007 and 2006, reorganization items resulted in $9 million and $53 million, respectively, of cash received entirely related to interest income and $100 million and $84 million, respectively, of cash paid for professional fees. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the official committee of unsecured creditors, the official committee of equity holders, the agents to the Company’s debtor-in-possession credit facilities (both the one in effect during the nine months ended September 30, 2006 and the refinanced credit facility currently in effect) and prepetition credit facility, the unions, and other professional fees directly related to the reorganization.

4.	ACQUISITIONS AND DIVESTITURES

Catalyst Product Line Sale

On June 5, 2007, Delphi entered into an agreement with Belgium-based Umicore and certain of its affiliates (collectively, “Umicore”) for the sale of Delphi’s global original equipment and aftermarket catalyst business (the “Catalyst Business”) which is included in Delphi’s Powertrain Systems segment for a purchase price of $56 million, subject to adjustments. The Catalyst Business revenues were $260 million in 2006 and $249 million for the nine month period ended September 30, 2007. On August 8, 2007, in accordance with bidding procedures approved by the Court, Delphi conducted an auction and selected Umicore as the successful bidder with a revised purchase price of $75 million. On August 16, 2007, Delphi received approval from the Court to proceed with the sale of the Catalyst Business to Umicore and the assets of the Catalyst Business were deemed held for sale in accordance with SFAS 144. As discussed in Note 6. Long-Lived Asset Impairment, the carrying value of certain of the assets of the Catalyst Business were previously impaired and adjusted to their fair value under the “held for use” provision of SFAS 144. On September 28, 2007, Delphi closed on the sale of the Catalyst Business to Umicore for approximately $67 million which included certain post-closing working capital adjustments. Delphi recorded the loss of $30 million on the sale of the Catalyst Business in cost of sales in the third quarter of 2007.

Global Battery Product Line Sale

On June 30, 2005, Delphi reached final agreement to sell its global battery product line, with the exception of two U.S. operations, to Johnson Controls Inc. (“JCI”). Delphi’s 2005 sale of its global battery product line, with the exception of the two U.S. operations, to JCI contemplated a future possible transfer of certain of the operating assets of Delphi’s New Brunswick, New Jersey manufacturing facility (the “New Brunswick Facility”), which was one of the remaining U.S. plants supplying batteries to JCI under a manufacturing supply agreement. In connection with the anticipated transfer of its New Brunswick operations to JCI, on May 25, 2006, Delphi entered into an agreement with the IUE-CWA and its Local 416, which included an attrition plan with respect to the hourly employees of the New Brunswick Facility (the “Attrition Plan”). On August 1, 2006, Delphi sold JCI certain assets related to the New Brunswick Facility free and clear of liens, claims, and encumbrances in exchange for JCI’s payment to Delphi of $1 plus approximately $4 million for certain inventory, and Delphi implemented the Attrition Plan. Pursuant to the May 2006 agreement, Delphi agreed to the continuation and transition of supply of battery products to JCI from Delphi’s remaining U.S. battery manufacturing facility located in Fitzgerald, Georgia (“Fitzgerald”) pursuant to a component supply agreement entered into in connection with the initial sale in 2005. The sale of the New Brunswick Facility resulted in a loss of approximately $1 million, which was recorded in cost of sales. JCI paid Delphi approximately $13 million to reimburse Delphi for a significant portion of the amounts to be spent under the Attrition Plan, which was recorded as a reduction to U.S. employee workforce transition program charges.

In August 2006, Delphi received approximately $10 million as agreed upon in the 2005 agreement between Delphi and GM, the principal battery customer, which was executed in connection with the sale of Delphi’s global battery business. $6 million was recognized as a reduction of costs, with approximately $4 million recorded as a reduction of cost of sales and approximately $2 million recorded as a reduction to U.S. employee workforce transition program charges. Approximately $4 million was recorded as deferred income as it related to future price reductions on batteries produced at Fitzgerald and the transition of battery supply from Fitzgerald to JCI.

On June 29, 2007, Delphi ceased production at Fitzgerald, the remaining U.S. battery manufacturing facility, and closed the facility in July 2007. The 2005 agreement between Delphi and GM, the principal battery customer, stipulated payment of $6 million to Delphi upon completion of the transition of the supply of battery products to JCI. Delphi received this $6 million payment in August 2007, which was recorded as a reduction to cost of sales in the third quarter of 2007.

Other Acquisitions and Divestitures

On September 28, 2007, Delphi closed on the sale of substantially all of the assets exclusively used in the brake hose product line produced at one of Delphi’s manufacturing sites located in Dayton, Ohio (the “Brake Hose Business”). The sales price for the Brake Hose Business was $10 million and the sale resulted in a gain of $2 million, which was recorded as a reduction to cost of sales in the third quarter of 2007. On July 19, 2007, Delphi received approval from the Court to proceed with the sale of certain assets used in the brake and chassis modules product lines manufactured in a plant located in Saltillo, Mexico (the “Mexico Brake Plant Business”) for $15 million. The sale of the Mexico Brake Plant Business closed on October 1, 2007. The Brake Hose Business and the Mexico Brake Plant Business aggregate revenues were $280 million in 2006 and $179 million for the nine month period ended September 30, 2007. Delphi expects the gain or loss on sale of the Mexico Brake Plant Business will not significantly impact Delphi’s results of operations in the fourth quarter of 2007.

In the second quarter 2006, Delphi’s Thermal Systems division made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006, Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

Also in the third quarter of 2006, Delphi’s Electronics and Safety division sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which was recognized as a reduction of cost of sales.

The results of operations associated with the acquisitions and divestitures and the gain or loss on the divestitures were not significant to the consolidated financial statements in any period presented.

5.	INCOME TAXES

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

As a result of the adoption of FIN 48 as of January 1, 2007, Delphi recognized an $18 million increase, primarily in its long-term liabilities, with a corresponding increase to its accumulated deficit. As of the adoption date, Delphi had recorded liabilities for unrecognized tax benefits of $95 million (including interest and penalties of $25 million) of which $71 million, if recognized, would impact the effective tax rate. Delphi recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

Delphi considers it is reasonably possible that approximately $10 million of unrecognized tax benefits could be recognized over the next twelve months due to expiring statutes of limitations in various foreign jurisdictions which may be offset in whole or in part by the results of various income tax examinations.

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

In the third quarter of 2006, Delphi recorded valuation allowances of $36 million for the net deferred tax assets of certain non-U.S. operations, primarily operations in Spain, Portugal and Romania. Delphi determined based on historical losses and expected future taxable income (loss) that it was no longer more likely than not that these net deferred tax assets would be realized. During the third quarter of 2007, Delphi reduced the valuation allowance by net $11 million, for deferred tax assets of certain non-US operations, primarily operations in Poland, offset by increases in Germany and Mexico.

6.	LONG-LIVED ASSET IMPAIRMENT

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

Based on the ongoing sale and labor negotiations during March 2007, previous estimates of sale proceeds were reduced. Based on this development Delphi determined that an indicator of impairment was present for its Steering segment U.S. long-lived assets. Delphi tested the recoverability of the Steering segment U.S. long-lived assets by comparing the estimated undiscounted future cash flows from its use and anticipated disposition of those assets to their carrying value. Based on its recoverability assessment, Delphi determined that the carrying value of its Steering assets at its U.S. sites exceeded the undiscounted estimated future cash flows at those sites. Accordingly, Delphi determined the fair value of its held-for-use long-lived assets at those sites by applying various valuation techniques, including discounted cash flow analysis, replacement cost and orderly liquidation value. As a result of its fair value assessment, Delphi recognized asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering segment of $152 million in the first quarter of 2007, which reduced the carrying value of the Steering segment long-lived assets to $380 million.

Delphi’s Sandusky, Ohio facility wheel bearing business in the Automotive Holdings Group segment (“Sandusky”) was identified as a non-core product line, and Delphi is negotiating the disposition and sale of this business. In June 2007, Delphi reassessed its estimated net proceeds from disposition based on an agreement with GM to provide funding for the necessary capital investment for new programs awarded to Sandusky and to share in subsequent sales proceeds. Based on the new business award, incremental investment requirement, and the proceeds sharing agreement with GM, there was a change in expected future cash flows and a reduction in the amount of expected proceeds anticipated from a sale causing an indication of impairment. Based on testing methodology similar to that used for the Steering segment described above, Delphi determined that the carrying value of its Sandusky facility exceeded the undiscounted estimated future cash flows and consequently recognized an impairment charge of $26 million related to the valuation of long-lived assets held-for-use in the second quarter of 2007. This charge reduced the carrying value of the Sandusky site to approximately $70 million as of June 30, 2007.

In addition, Delphi recognized $7 million of long-lived asset impairment for the Catalyst Business in the Powertrain Systems segment in the second quarter of 2007, which was caused by a deterioration in the estimated future cash flows through the expected sale date. The Catalyst Business was sold during the third quarter of 2007, refer to Note 4. Acquisitions and Divestitures.

During the third quarter of 2007, Delphi recognized $13 million of long-lived asset impairment related to two plants in Delphi’s Automotive Holdings segment. These impairments were caused by a deterioration in the expected net proceeds resulting from the use and ultimate sale of these assets.

Delphi recognized $10 million and $24 million of other long-lived asset impairment charges for operations in various segments in the three and nine months ended September 30, 2007. The total long-lived asset impairment charges for the three and nine months ended September 30, 2007 were $23 million and $222 million, respectively. Refer to Note 16. Segment Reporting for long-lived asset impairment by segment.

7.	WEIGHTED AVERAGE SHARES

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the nine months ended September 30, 2007 and 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Weighted average shares outstanding	561,782	561,782	561,782	561,782
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	561,782	561,782	561,782	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Anti-dilutive securities	68,873	77,826	68,873	77,826

8.	LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2007	2006
	(in millions)

Payroll related obligations	$288	$268
Employee benefits, including current pension obligations	167	216
Accrued income taxes	167	142
Taxes other than income	180	144
Warranty obligations (Note 9)	253	214
U.S. Employee Workforce Transition Program Charges (Note 12)	320	626
Manufacturing plant rationalization	195	154
Interest (Note 1)	383	29
Other	442	418

Total	$2,395	$2,211

Other long-term liabilities consisted of the following:

	September 30,	December 31,
	2007	2006
	(in millions)

Employee benefits	$303	$282
Environmental	120	116
U.S. Employee Workforce Transition Program Charges (Note 12)	298	204
Extended disability benefits	102	95
Warranty obligations (Note 9)	316	—
Other	216	162

Total	$1,355	$859

9.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2007:

September 30,
2007
(in millions)

Accrual balance at beginning of year	$388
Provision for estimated warranties	264
Settlements made during the period (in cash or in kind)	(88)
Foreign currency translation and other	5

Accrual balance at end of period	$569

Approximately $253 million and $214 million of the warranty accrual balance as of September 30, 2007 and December 31, 2006, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $316 million of the warranty accrual balance as of September 30, 2007 is included in other long-term liabilities and approximately $174 million of the warranty accrual balance as of December 31, 2006 is included in liabilities subject to compromise (refer to Note 10. Liabilities Subject to Compromise). During the third quarter of 2007 with the filing of Delphi’s Plan on September 6, 2007, Delphi determined that the warranty claims previously included in liabilities subject to compromise would be resolved in the ordinary course of business outside of the Court and were therefore not subject to compromise, including amounts that were addressed in the warranty settlement agreement reached with GM discussed further in Note 17. Commitments and Contingencies, Ordinary Business Litigation. During the second quarter of 2007, Delphi recorded an increase to warranty reserves in the amount of $91 million for a range of specific GM warranty claims, primarily in the Automotive Holdings Group and Powertrain Systems segments. Of the $264 million provision for estimated warranties reflected above, approximately $124 million was recorded during the third quarter of 2007 which included a $93 million increase to warranty reserves for specific warranty claims related to the Powertrain Systems segment.

10.	LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under the Debtors’ Plan. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy. Although

prepetition claims are generally stayed, at hearings held in October and November 2005, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of professionals.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. To date, the Debtors have received approximately 16,700 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $37 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. The Debtors believe that many of these claims are duplicative, based on contingencies that have not occurred, or are otherwise overstated, and are therefore invalid. As a result, the Debtors believe that the aggregate amount of claims filed with the Court will likely exceed the amount that ultimately will be allowed by the Court. As of September 30, 2007 the Debtors have filed twenty-one omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,400 proofs of claim which asserted approximately $10.4 billion in aggregate liquidated amounts plus additional unliquidated amounts. To date, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,400 of those claims, which orders reduced the amount of asserted claims by approximately $9.6 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 3,000 claims reducing the aggregate amounts asserted on those claims from $476 million to $410 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court.

Liabilities subject to compromise consist of the following:

	September 30,	December 31,
	2007	2006
	(in millions)

Pension obligations (Note 13)	$3,323	$4,257
Postretirement obligations other than pensions, including amounts payable to GM	9,410	9,109
Debt and notes payable	2,046	2,054
Accounts payable	751	754
Junior subordinated notes due 2033	391	391
Prepetition warranty obligation (Note 9)	—	174
GM claim for U.S. employee workforce transition programs	312	315
Securities & ERISA litigation liability (Note 17)	361	8
Other	320	354

Total Liabilities Subject to Compromise	$16,914	$17,416

Pursuant to the Plan filed on September 6, 2007, warranty and environmental claims were determined to be settled in the ordinary course of business and are no longer subject to compromise. Such amounts were reclassified from liabilities subject to compromise to accrued liabilities and other long-term liabilities during the third quarter of 2007. Refer to Note 8. Liabilities.

11.	DEBT

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion. On January 9, 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.8 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganized plan that is confirmed pursuant to an order of the Court. As noted below, Delphi is discussing an amendment with its lenders to extend the term of the facility.

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or the London Interbank Borrowing Rate (“LIBOR”), plus (x) with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. As of September 30, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $850 million. Also as of September 30, 2007, there was $480 million outstanding under the Revolving Facility and the Company had $263 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

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

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at September 30, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

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

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants at September 30, 2007.

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

On September 27, 2007, Delphi entered into the Second Amendment to the Refinanced DIP Credit Facility (the “Second Amendment”). The Second Amendment provides for an extension of the expiration date of any Letter of Credit (as defined in the Refinanced DIP Credit Facility) issued on behalf of Delphi or any of its subsidiaries to the earlier of (i) one year after the date of the issuance of such Letter of Credit (or any renewal or extension thereof) and (ii) 365 days after the Maturity Date (as defined in the Refinanced DIP Credit Facility; such 365th day being the “LC Outside Date”). As originally drafted, clause (ii) of the Refinanced DIP Credit Facility provided for expiration of a Letter of Credit 180 days after the Maturity Date. The amendment also provides certain collateral security mechanisms to ensure Delphi’s reimbursement of obligations in connection with the renewal or extension of any Letter of Credit beyond the LC Outside Date.

Delphi is currently working with the Administrative Agent (as defined in the Refinanced DIP Credit Facility) and the Required Lenders (as defined in the Refinanced DIP Credit Facility) under the Refinanced DIP Credit Facility to enter into a third amendment to the Refinanced DIP Credit Facility. By such amendment, Delphi seeks to extend the facility until June 30, 2008 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court, with the ability to further extend the maturity to September 30, 2008 under certain conditions. Delphi expects that the amendment will become effective in November 2007.

Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolving credit facility. Refer to Note 14. Debt, to the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Amended DIP Credit Facility.

12.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

2007 Workforce Transition Programs

On June 22, 2007, Delphi, GM, and the UAW signed the UAW settlement agreement which included a workforce transition program for eligible UAW employees (the “UAW Workforce Transition Program”). Included in the UAW Workforce Transition Program is an attrition program similar to the U.S. employee special attrition programs offered in June 2006. The attrition program in the UAW Workforce Transition Program offers certain eligible Delphi employees the following options: (i) normal and early voluntary retirements with a lump sum incentive payment of $35,000, (ii) a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service are granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they will retire without additional incentives, and (iii) buyout payments which, depending on the amount of seniority or credited service, range from $70,000 to $140,000. The UAW Workforce Transition Program also offers the following options: (i) flowback rights to eligible Delphi employees as of the date of the filing of Delphi’s bankruptcy petition who do not elect the attrition options, including a relocation allowance of up to $67,000 in certain circumstances when plants cease production, (ii) buy-down payments totaling up to $105,000 for eligible traditional employees who do not elect the attrition option or flowback and continue to work for Delphi under the terms of the 2004 UAW-Delphi Supplemental Agreement applicable to employees hired after 2004, transferring those employees to Supplemental Employee Status as of October 1, 2007, (iii) conversion of temporary employees in UAW-Delphi plants to permanent employee status, and (iv) severance payments up to $40,000 or supplemental unemployment benefits to eligible employees who are permanently laid off prior to September 14, 2011.

On August 5, 2007, Delphi, GM and the IUE-CWA signed the IUE-CWA settlement agreement, which included a workforce transition program for eligible IUE-CWA employees (the “IUE-CWA Workforce Transition Program”) and included an attrition program similar to the 2006 U.S. employee special attrition programs. The attrition program in the IUE-CWA Workforce Transition Program is similar to the attrition program included in the UAW Workforce Transition Program except that the buyout payments based on seniority or credited service range from $40,000 to $140,000. The IUE-CWA Workforce Transition Program also offers the following options: (i) special employee placement opportunities with GM for eligible Delphi employees who do not elect the attrition options, including relocation allowances of up to $67,000 in certain circumstances when specific plants cease production, (ii) provision of buy-down payments totaling up to $125,000 for eligible employees who do not elect the attrition option or become employed by GM and continue to work for Delphi under the terms of the IUE-CWA settlement agreement, and (iii) severance payments up to $40,000 or supplemental unemployment benefits to eligible employees who are permanently laid off prior to October 12, 2011.

On July 31 and August 1, 2007, Delphi and GM signed settlement agreements with the IAM, IBEW, IUOE Local 18S, IUOE Local 101S, and IUOE Local 832S (collectively the “Splinter Unions”). With the exception of the IUOE Local 101S Agreement, these Splinter Union settlement agreements included workforce transition programs (the “Splinter Unions Workforce Transition Program”) and included attrition programs similar to the attrition program included in the IUE-CWA Workforce Transition Program. The Splinter Unions Workforce Transition Program also offers options of buy-down payments totaling up to $10,000 for eligible employees or severance payments up to $40,000 to eligible employees who are permanently laid off prior to September 14, 2011.

On August 16, 2007, Delphi, GM and the USW signed the USW settlement agreements, which included certain workforce transition options for eligible USW employees at the Home Avenue and Vandalia operations similar to certain options presented in the IUE-CWA Workforce Transition Program.

As of September 30, 2007, approximately 310 of the 3,700 eligible UAW-represented employees, approximately 190 of the 1,300 eligible IUE-CWA-represented employees, approximately 165 of the 800 eligible USW-represented employees, and approximately 60 of the 100 eligible Splinter Union-represented employees elected to participate in the attrition programs. Delphi recorded charges for the attrition programs of approximately $67 million in U.S. employee workforce transition program charges during the third quarter of 2007. These charges are included in the U.S. employee workforce transition program liability included in current liabilities in the consolidated balance sheet. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $321 million and were recorded as a wage asset and liability. At September 30, 2007, of which $88 million was recorded in Other current assets and $231 million was recorded in Other long-term assets in the accompanying balance sheet, net of $2 million of amortization expense recorded in the third quarter of 2007. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts”, the wage asset will be amortized over the life of the union workforce transition programs. The corresponding wage liability will be reduced as buy-down payments are made. Based on the GSA with GM, Delphi expects reimbursement for certain costs related to the workforce transition programs, but given that the GSA is not effective until Delphi’s emergence from chapter 11, reimbursement of these costs has not been recorded as of September 30, 2007. GM’s reimbursement for costs associated with incentivized retirements are included in the U.S. labor agreements, which as previously discussed have been approved by the Court and ratified by the respective unions. Therefore, as of September 30, 2007, Delphi has recorded a receivable from GM in the amount of $2 million. Pension curtailment charges related to the Delphi Hourly-Rate Employee’ Pension Plan of $59 million resulted from the workforce transition programs and were recorded in U.S. employee workforce transition program charges, along with $116 million of pension curtailment losses related to the Delphi Retirement Program for Salaried Employees. The hourly and salaried pension curtailment charges are discussed further in Note 13. Pension and Other Postretirement Benefits. Finally, costs related to severance payments and supplemental unemployment benefits for U.S. employees at sites that will be sold or wound down in accordance with the workforce transition programs were recorded in the amount of $48 million in cost of sales.

2006 Attrition Programs

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving Delphi’s entry into the program with certain modifications. Delphi, GM, and the UAW agreed on a supplemental agreement on June 5, 2006 (the “UAW Supplemental Agreement”) to the UAW Special Attrition Program which was approved by the Court by order entered on July 7, 2006 approving the motion (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The UAW Attrition Programs offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The programs also provided a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. The programs also provided buyout payments which, depending on the amount of seniority or credited service, ranged from $70,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. In addition, employees who elected to participate in the UAW Attrition Programs were eligible to retire as employees of Delphi or flow back to GM and retire. During 2006, approximately 10,000 employees elected to flow back to GM and retire. Although GM agreed to assume the postretirement healthcare and life insurance coverages for these retirees, due to the volume of retirements, GM was unable immediately to transition these retirees to GM healthcare and life insurance plans. Delphi agreed to administer health and life insurance coverage for these retirees during the transition period and GM agreed to reimburse Delphi for the actual costs of providing such coverage. As of September 30, 2007, Delphi’s receivable from GM for these costs was $5 million.

On June 16, 2006, Delphi, GM, and the IUE-CWA reached agreement on the terms of a special attrition program which mirrored in all material respects the UAW Attrition Programs. The lump sum incentive payments of $35,000 per eligible employee and one-half of the $40,000 to $140,000 buyout payments are being paid by Delphi and reimbursed by GM. GM will receive an allowed prepetition general unsecured claim equal to the amount it reimburses Delphi for the buyout payments. The IUE-CWA special attrition program (the “IUE-CWA Special Attrition Program”) was approved by the Court by order entered on July 7, 2006.

As discussed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006, Delphi recorded special termination benefit charges of approximately $1,117 million during the year ended December 31, 2006, for the pre-retirement and buyout portions of the cost of the U.S. employee workforce transition programs. Since GM will receive an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. During the first quarter of 2007, Delphi reversed $6 million of termination benefit charges due to a change in estimate.

The following table represents the changes in the U.S. employee workforce transition program liability during the nine months ended September 30, 2007:

Special
Termination
U.S. Employee Workforce Transition Program Liability	Benefit
(in millions)

Balance at December 31, 2006	$830
U.S. employee workforce transition program charges	61
Lump sum incentive obligation	2
Payments	(571)
Pension and other postretirement benefits (Note 13)	(39)
Other	14

Balance at September 30, 2007	$297

Approximately $205 million and $92 million of the U.S. employee workforce transition program liability is included in accrued liabilities and other long-term liabilities, respectively, in the consolidated balance sheet as of September 30, 2007.

The following table details changes in the GM accounts receivable balance attributable to the U.S. employee workforce transition programs during the nine months ended September 30, 2007, recorded in General Motors and affiliates accounts receivable in the accompanying consolidated balance sheet at September 30, 2007:

U.S. Employee Workforce Transition Program - GM Accounts Receivable
(in millions)

Balance at December 31, 2006	$272
Amount reimbursable from GM	2
Receipts from GM	(265)
Other	(7)

Balance at September 30, 2007	$2

13.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension plans sponsored by the Debtors covering unionized employees in the U.S. generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The Debtors also sponsor defined benefit pension plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code.

Additionally, the Debtors sponsor other defined benefit plans that provide postretirement medical, dental, vision, and life insurance to certain hourly and salaried employees and eligible dependents in the U.S.

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three- and nine-month periods ended September 30, 2007 and 2006 for salaried and hourly employees. The settlements recorded in the nine months ended September 30, 2007 were primarily due to renegotiated labor contracts for two facilities in Mexico. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
	(in millions)

Service cost(a)	$42	$60	$12	$11	$20	$46
Interest cost	212	211	20	17	135	139
Expected return on plan assets	(216)	(204)	(20)	(16)	—	—
Settlements	—	—	8	1	—	—
Curtailment loss/(gain)	170	397	—	—	(2)	(13)
Amortization of prior service costs	13	27	1	1	(24)	(25)
Amortization of actuarial losses	18	33	8	6	19	78

Net periodic benefit cost	$239	$524	$29	$20	$148	$225

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006
	(in millions)

Service cost(a)	$137	$207	$35	$31	$62	$136
Interest cost	637	581	60	48	406	425
Expected return on plan assets	(648)	(614)	(60)	(48)	—	—
Settlements	—	—	41	1	—	—
Curtailment loss/(gain)	170	1,917	5	—	(2)	(20)
Amortization of prior service costs	41	92	3	3	(74)	(74)
Amortization of actuarial losses	69	148	25	19	57	234

Net periodic benefit cost	$406	$2,331	$109	$54	$449	$701

(a)	Includes $11 million and $39 million for the three and nine months ended September 30, 2007, respectively, and $18 million and $21 million for the three and nine months ended September 30, 2006, of costs related to pre-retirement participants of the U.S. employee workforce transition program accrued in 2006.

During the three months ended September 30, 2007, Delphi recorded pension curtailment losses of approximately $175 million in U.S. employee workforce transition program charges of which $59 million related to the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and $116 million related to the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”). The curtailment losses were recorded to recognize the effect of employees who elected to participate in the workforce transition programs and the effect of prospective plan amendments that will eliminate the accrual of future defined pension benefits for salaried and certain hourly employees on emergence from bankruptcy. In addition, Delphi recorded pension and other postretirement benefit curtailment gains related to the divestiture of the Catalyst business. During the nine months ended September 30, 2007, Delphi recorded pension curtailment losses of approximately $175 million in U.S. employee workforce transition program charges. In addition, the nine months ended September 30, 2007 included pension and other postretirement benefit curtailment gains related to the divestiture of the Catalyst business and $5 million pension curtailment losses recorded during the second quarter of 2007 related to a non-U.S. entity. During the three and nine months ended September 30, 2006, Delphi recorded net pension curtailment charges of approximately $384 million and $1,897 million, respectively, in U.S. employee workforce transition program charges for UAW-, IUE-CWA-, and USW-represented hourly employees who elected to participate in the Special Attrition Program. Refer to Note 12. U.S. Employee Workforce Transition Programs for more information.

In conjunction with the curtailment losses discussed above and the significant amendments to the U.S. hourly and salaried pension plans and the hourly retiree health care plan, the obligations for these plans were remeasured as of August 31, 2007, the point at which the changes in benefits were probable and the impacts of the curtailments were reasonably estimable. The $175 million pension curtailment and remeasurement resulted in a decrease of approximately $900 million in the accrued benefit liability and an increase to other comprehensive income of $1.1 billion. Delphi will not recognize the impacts of the hourly retiree health care plan remeasurement and curtailment until three months subsequent to the remeasurement date due to the fact that this plan’s annual measurement date is September 30 versus December 31. The amounts shown below reflect the defined benefit pension obligations for the U.S. Hourly Plan and Salaried Plan as of the August 31, 2007 remeasurement.

U.S. Pension
Benefits Plans
(in millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$14,558
Expense	672
Benefits paid	(676)
Impact of curtailments, remeasurement and other	(838)

Benefit obligation at August 31, 2007	$13,716

Change in plan assets:
Fair value of plan assets at beginning of year	$10,653
Actual return on plan assets	630
Delphi contributions	150
Benefits paid	(676)

Fair value of plan assets at August 31, 2007	$10,757

Underfunded status	$(2,959)
Unamortized actuarial loss	1,237
Unamortized prior service cost	157

Net amount recognized in consolidated balance sheets	$(1,565)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(2,959)
Accumulated other comprehensive income (pre-tax)	1,394

Net amount recognized	$(1,565)

Delphi selected discount rates based on analyzing the results of matching high quality fixed income investments rated AA- or higher by Standard and Poor’s and the regular and above median Citigroup Pension Discount Curve, with expected benefit cash flows. Since high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The pension discount rate determined on that basis increased from 5.90% as of December 31, 2006 to 6.30% as of August 31, 2007. Other assumptions utilized for the August 31, 2007 remeasurement such as asset rate of return and increase in compensation levels were consistent with the December 31, 2006 valuation.

As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. During the nine months ended September 30, 2007, Delphi contributed approximately $154 million to its U.S. pension plans related to services rendered during the fourth quarter of 2006, first quarter of 2007, and second quarter of 2007. On October 11, 2007, Delphi contributed approximately $49 million to its U.S. pension plans related to services rendered during the third quarter of 2007. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), a minimum funding payment of approximately $1,100 million to the U.S. pension plans was due in the first nine months of 2007 and a minimum funding payment of approximately $113 million to the U.S. pension plans was due in October 2007.

Delphi has been in discussions with the Internal Revenue Service (“IRS”) and the PBGC regarding the funding of the Hourly Plan and the Salaried Plan upon emergence from chapter 11. These discussions have culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The under-contributed amount of approximately $173 million was due on June 15, 2006. The Company did not pay this amount and a related penalty was assessed by the IRS in the amount of approximately $17 million. The penalty was recorded in liabilities subject to compromise in 2006. Given the receipt of the funding waivers described above, it is no longer probable that Delphi will ultimately pay this penalty and therefore Delphi reversed the liability of $19 million (including $2 million of accrued interest) and recognized the funding commitment of up to $4 million to the PBGC in the second quarter of 2007. During the three and nine months ended September 30, 2007, the unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s Plan along with other claims. Delphi has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions.

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

14.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(in millions)

Current assets	$90	$73
Non-current assets	25	3

Total assets	$115	$76

Current liabilities	$37	$61
Non-current liabilities	—	—

Total liabilities	$37	$61

The fair value of financial instruments recorded as assets increased from December 31, 2006 to September 30, 2007 primarily due to the increase in copper rates and favorable foreign currency trades involving the Mexican Peso and U.S. Dollar as well as favorable foreign currency trades involving the Turkish Lira and the Euro. The fair value of financial instruments recorded as liabilities decreased from December 31, 2006 to September 30, 2007 primarily due to increases in copper and natural gas forward rates and the maturity of unfavorable foreign currency intercompany loan hedges.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of September 30, 2007, were $118 million pre-tax. Of this pre-tax total, a gain of approximately $85 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $34 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was approximately $1 million for the nine months ended September 30, 2007 and was approximately $7 million for the nine months ended September 30, 2006. The amount included in cost of sales related to the time value of options was not significant in the nine months ended September 30, 2007 and 2006. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was less than $1 million for the nine months ended September 30, 2007 and $11 million for the nine months ended September 30, 2006.

15.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Interest income	$19	$12	$51	$35
Other, net	3	(4)	9	(4)

Other income (expense), net	$22	$8	$60	$31

16.	SEGMENT REPORTING

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as two additional segments, Steering and Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

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

The Corporate and Other category includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to the U.S. employee workforce transition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

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

Effective January 1, 2007, Delphi modified its methodology for allocating certain U.S. employee historical pension, postretirement benefit and workers’ compensation benefit costs to the segments to directly correspond with management’s internal assessment of each segment’s operating results for purposes of making operating decisions. Specifically, certain portions of U.S. employee historical pension, postretirement and workers’ compensation benefit costs are now being allocated to Corporate and Other as opposed to the previous practice of allocating the majority of these costs to all reporting segments. The reporting segment results shown below reflect expense related to the estimated service cost portion only of the U.S. pension, postretirement and workers’ compensation benefit plans for their respective workforces.

Included below are sales and operating data for Delphi’s reporting segments for the three and nine months ended September 30, 2007 and 2006.

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other	Total
	(in millions)

For the Three Months Ended:
September 30, 2007
Net sales to GM and affiliates	$345	$321	$404	$423	$402	$617	$114	$2,626
Net sales to other customers	736	224	784	955	231	403	262	3,595
Inter-segment net sales	65	24	105	36	13	89	(332)	—

Total net sales	$1,146	$569	$1,293	$1,414	$646	$1,109	$44	$6,221

Depreciation & Amortization	$60	$16	$63	$41	$16	$16	$20	$232
Long-lived asset impairment charges	$—	$—	$1	$2	$7	$13	$—	$23
Operating income (loss)	$32	$(9)	$(194)	$(23)	$23	$(73)	$(435)	$(679)
Equity income (loss)	$—	$1	$4	$4	$1	$(1)	$1	$10
Minority interest	$(1)	$(2)	$(5)	$(5)	$—	$(1)	$2	$(12)
September 30, 2006
Net sales to GM and affiliates	$327	$320	$368	$388	$347	$709	$139	$2,598
Net sales to other customers	745	206	733	808	197	469	252	3,410
Inter-segment net sales	46	24	100	41	29	96	(336)	—

Total net sales	$1,118	$550	$1,201	$1,237	$573	$1,274	$55	$6,008

Depreciation & Amortization	$70	$15	$56	$43	$26	$30	$22	$262
Long-lived asset impairment charges	$—	$—	$12	$1	$2	$—	$—	$15
Operating income (loss)	$27	$(70)	$(85)	$(82)	$(49)	$(157)	$(1,371)	$(1,787)
Equity income (loss)	$3	$(16)	$—	$2	$2	$6	$—	$(3)
Minority interest	$(1)	$2	$(4)	$(4)	$—	$(1)	$4	$(4)

				Electrical/		Automotive
	Electronics	Thermal	Powertrain	Electronic		Holdings	Corporate
	and Safety	Systems	Systems	Architecture	Steering	Group	and Other	Total
	(in millions)

For the Nine Months Ended:
September 30, 2007
Net sales to GM and affiliates	$1,091	$997	$1,243	$1,326	$1,264	$2,045	$336	$8,302
Net sales to other customers	2,413	692	2,645	2,956	749	1,377	783	11,615
Inter-segment net sales	192	82	315	134	40	287	(1,050)	—

Total net sales	$3,696	$1,771	$4,203	$4,416	$2,053	$3,709	$69	$19,917

Depreciation & Amortization	$196	$47	$197	$127	$46	$61	$62	$736
Long-lived asset impairment charges	$1	$—	$10	$3	$166	$42	$—	$222
Operating income (loss)	$153	$26	$(219)	$16	$(147)	$(388)	$(1,126)	$(1,685)
Equity income	$—	$4	$12	$11	$6	$2	$1	$36
Minority interest	$(2)	$(2)	$(21)	$(18)	$(1)	$(2)	$8	$(38)
September 30, 2006
Net sales to GM and affiliates	$1,058	$1,095	$1,305	$1,332	$1,212	$2,414	$468	$8,884
Net sales to other customers	2,459	620	2,384	2,561	662	1,601	805	11,092
Inter-segment net sales	175	92	269	130	92	317	(1,075)	—

Total net sales	$3,692	$1,807	$3,958	$4,023	$1,966	$4,332	$198	$19,976

Depreciation & Amortization	$199	$52	$185	$127	$75	$100	$66	$804
Long-lived asset impairment charges	$—	$—	$12	$1	$2	$—	$—	$15
Operating income (loss)	$228	$(44)	$(47)	$(21)	$(96)	$(397)	$(3,754)	$(4,131)
Equity income (loss)	$5	$(14)	$7	$12	$4	$13	$1	$28
Minority interest	$(3)	$3	$(21)	$(12)	$(1)	$(1)	$7	$(28)

17.	COMMITMENTS AND CONTINGENCIES

Bankruptcy Related Litigation

For information on Delphi’s reorganization cases, including adjourned motions filed by Delphi under sections 1113, 1114, and 365 of the Bankruptcy Code, refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy.

As previously disclosed, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, has filed notices of appeal from the orders approving the UAW Supplemental Agreement, the UAW Special Attrition Program, and the IUE-CWA Special Attrition Program. The appeals have been placed in suspense. Wilmington Trust was required to file a brief with respect to its appeal of the UAW Supplemental Agreement by September 15, 2007, and Wilmington Trust is required to file a brief with respect to its appeal of the UAW Special Attrition Program by December 31, 2007. In addition, on May 7 and July 19, 2007, the federal district court held status hearings regarding the Wilmington Trust appeal with respect to the IUE-CWA Special Attrition Program. Pursuant to an order entered following the status conference on July 19, 2007, briefing remains suspended. The next status conference on the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program is scheduled for December 4, 2007. Delphi does not expect the resolution of the appeals to have a material impact on its financial statements.

Shareholder Lawsuits

As previously disclosed, the Company, along with Delphi Trust I and Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring the lawsuits to consolidated proceedings (the “Multidistrict Litigation” or “MDL”) before the U.S. District Court for the Eastern District of Michigan (the “U.S. District Court”). On July 11, 2007, the U.S. District Court appointed the Honorable Layn R. Phillips, former United States District Judge, as a special master for settlement discussions. Through mediated settlement discussions, on August 31, 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the MDL proceedings were able to reach an agreement with the lead plaintiffs in the Securities Actions as defined below (the “Lead Plaintiffs”) and the named plaintiffs in the Amended ERISA Action as defined below (the “ERISA Plaintiffs”) resulting in a $361 million settlement of the Multidistrict Litigation (the “MDL Settlements”). On September 5, 2007 the U.S. District Court entered an order preliminarily certifying the class and approving the settlement and scheduled the matter for a fairness hearing on November 13, 2007. On October 25, 2007 the Court entered an order preliminarily approving the MDL Settlements subject to final consideration at the confirmation hearing on Delphi’s plan of reorganization and the Court’s consideration of certain objections that may be filed as to the MDL Settlements.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended ERISA Action were filed and are awaiting the Court’s ruling. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case. On October 25, 2007, as part of its order preliminarily approving the MDL Settlements, the Court lifted the automatic stay as to the discovery provided to the plaintiffs.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed lead plaintiffs filed a consolidated class action complaint (the “Securities Actions”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Securities Actions name several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The Securities Actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the United States District Court for Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended Securities Action were filed and are awaiting the Court’s ruling. As of January 2, 2007, the parties’ pleadings on plaintiffs’ motion seeking leave to file an amended securities fraud complaint were filed and are awaiting the Court’s ruling. On February 15, 2007, the United States District Court for Eastern District of Michigan partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case.

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

The following is a summary of the principal terms of the MDL Settlements as they relate to the Company and its affiliates and related parties and is qualified in its entirety by reference to the complete agreements submitted to the Court for approval and which were filed as exhibits to the Company’s Current Report on Form 8-K dated September 5, 2007.

Under the terms of the MDL Settlements, the Lead Plaintiffs and the ERISA Plaintiffs will receive claims that will be satisfied through Delphi’s final Plan as confirmed by the Court. The Lead Plaintiffs will be granted a single allowed claim in the face amount of $204 million, which will be satisfied by Delphi providing $204 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Plan. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the settlement reached with the Lead Plaintiffs. Delphi will object to any claims filed by opt out plaintiffs in the Court, and will seek to have such claims expunged. The settlement with the ERISA Plaintiffs is structured similarly to the settlement reached with the Lead Plaintiffs. The ERISA Plaintiffs’ claim will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as used to pay holders of general unsecured claims under the Plan. Unlike the settlement reached with the Lead Plaintiffs, the ERISA Plaintiffs will not be able to opt out of their settlement.

In addition to the amounts to be provided by Delphi from the above described claims in its chapter 11 cases, the Lead Plaintiffs will also receive a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. The ERISA Plaintiffs will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Settlement amounts from insurers and underwriters were placed in escrow in September 2007 pending Court approval. Delphi has separately agreed with a third party for reimbursement of $15 million as consideration for the releases described below.

The MDL Settlements include a dismissal with prejudice of the ERISA and securities cases and a full release as to certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. The Company also received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to evaluate the shareholder demand. As a component of the MDL Settlements, the Special Committee determined not to assert these claims; however, it has retained the right to assert the claims as affirmative defenses and setoffs against any action to collect on a proof of claim filed by those individuals named in the demand for derivative action should the Company determine that it is in its best interests to do so.

As a result of the MDL settlement, as of September 30, 2007, Delphi has a liability of $361 million recorded for this matter. The expense for this matter is $21 million and $353 million for the three and nine months ended September 30, 2007, respectively. As previously disclosed, Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi’s insurance coverage contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. Delphi had previously recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006 as at such date no other amount was deemed probable and estimable. As discussed above, in conjunction with the MDL settlement, Delphi expects to receive recoveries of $148 million for the settlement amounts from insurers, underwriters and third-party reimbursements. As of September 30, 2007 none of these recoveries have been recorded because the MDL Settlements are pending Court approval.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under Delphi’s Plan. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases).

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

As previously disclosed, GM alleged that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. In July 2006, the parties agreed to submit the dispute to binding arbitration. In May 2007 GM informed Delphi that it has experienced higher than normal warranty claims with certain 2003-2005 vehicle models due to instrument clusters supplied by Delphi’s Automotive Holdings Group segment. In June 2007, Delphi reached a tentative agreement with GM to resolve these claims along with certain other known warranty matters. Based on the tentative agreement, Delphi recorded $91 million of additional warranty expense in cost of sales in the second quarter of 2007, primarily related to the Automotive Holdings Group and Powertrain segments. On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving these and certain other known warranty matters. Under the terms of the Warranty Settlement Agreement, Delphi will pay GM an estimated $199 million, comprised of approximately $127 million to be paid in cash over time as noted below, and up to approximately $72 million to be paid in the form of delivery by Delphi to GM of replacement product. The Warranty Settlement Agreement settles all outstanding warranty claims and issues related to any component or assembly supplied by Delphi to GM, which as of August 10, 2007 are (a) known by GM, subject to certain specified exceptions, (b) believed by GM to be Delphi’s responsibility in whole or in part, and (c) in GM’s normal investigation process, or which should have been within that process, but were withheld for the purpose of pursuing a claim against Delphi. Included in the settlement are all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases (“GM’s Proof of Claim”).

In addition, the Warranty Settlement Agreement limits Delphi’s liability related to certain other warranty claims that have become known by GM on or after June 5, 2007, and generally prohibits both GM and Delphi from initiating actions against the other related to any warranty claims settled in the agreement. In accordance with the Warranty Settlement Agreement, Delphi’s claims agent has reduced the liquidated component relating to warranty claims contained in GM’s Proof of Claim by $530,081,671, which includes, among other things, those personal injury claims asserted in GM’s Proof of Claim that relate to warranty claims settled in the agreement, and has expunged with prejudice the unliquidated component relating to warranty claims asserted in GM’s Proof of Claim. Pursuant to the Warranty Settlement Agreement, GM is foreclosed from bringing any type of claim set forth on the exhibits attached thereto, if it is shown that on or before August 10, 2007, (i) GM knew about the claim, (ii) the amount of the claim exceeded $1 million, or GM believed the claim would exceed $1 million, (iii) the claim is in GM’s investigation process or GM determined that it should have been in GM’s investigation process but excluded it from that process for the purpose of pursuing a claim against Delphi, and (iv) GM believed or reasonably should have believed that Delphi had some responsibility for the claim.

Delphi elected to defer amounts due under the Warranty Settlement Agreement until it receives payments from GM, on or about the time of its emergence from bankruptcy. As a result, GM will set off these payments against the amounts then payable to Delphi by GM. Because Delphi has elected to defer these payments, GM will receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts are paid by Delphi or set off against amounts payable by GM.

During 2007, Delphi observed higher than normal warranty claims on engine electronic control units supplied for certain 2005-2007 vehicle models by Delphi’s Powertrain Systems segment and recorded $93 million of additional warranty expense in cost of sales in the third quarter of 2007.

During the third quarter of 2006, Delphi’s Thermal Systems segment began experiencing quality issues regarding parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves of $59 million to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the affiliated supplier to determine if any portion of the liability is recoverable.

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

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Delphi has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although it is Delphi’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during the past three years, Delphi is preparing to spend $11 million to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering Division facility, to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, Delphi cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not be material.

Delphi recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multiparty sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Barrel Fill Site located in Tremont City, Ohio. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The Remedial Investigation has been completed, and an Alternatives Array Document has been finalized. A Feasibility Study and Record of Decision are expected to be completed in 2008. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, it appears that the State of Ohio will oppose that remedy. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of September 30, 2007, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase to $20 million in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi is in various stages of investigation and cleanup at its manufacturing facilities where contamination has been discovered. As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, Delphi completed a number of environmental investigations during 2006 as it continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. These assessments identified previously unknown conditions and led to new information that allowed Delphi to update its estimate of required remediation for previously identified conditions and resulted in Delphi recording an adjustment to its environmental reserves. As Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified and as known conditions are further delineated. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

As of September 30, 2007 and December 31, 2006, Delphi’s reserve for environmental investigation and remediation was $120 million and $118 million, respectively. As of December 31, 2006, $3 million of the reserve was recorded in liabilities subject to compromise. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation.

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

18.	SUBSEQUENT EVENTS

The events described below have occurred subsequent to September 30, 2007 and are material to the Company’s ongoing operations but have no effect on the reported balances or results of operations for the quarterly period ended September 30, 2007. These events are listed below.

On February 20, 2007, Delphi announced that it had signed a non-binding term sheet with the Renco Group, Inc. for the sale of its interiors and closures product line. On October 15, 2007, Delphi and certain of its affiliates entered into a Master Sale and Purchase Agreement with Inteva Products, LLC and certain of its affiliates (the “Interiors and Closures Agreement”) for the sale of substantially all of the assets primarily used in the Company’s cockpits and interior systems business and integrated closures systems business. Concurrently, the Debtors filed a motion requesting a hearing on October 25, 2007 to approve bidding procedures in connection with the sale. On October 26, 2007, the Bankruptcy Court approved those bidding procedures (the “Interiors and Closures Bidding Procedures Order”). It is anticipated that a hearing to approve the sale will be held on December 20, 2007. The effectiveness of the Interiors and Closures Agreement is subject to the competitive bidding process approved in the Interiors and Closures Bidding Procedures Order, including a potential auction, and Court approval.

Delphi is currently seeking to extend the Refinanced DIP Credit Facility until June 30, 2008 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court, with the ability to further extend the maturity to September 30, 2008 under certain conditions. Delphi expects that the amendment will become effective in November 2007. Refer to Note 11. Debt for more information.

On October 30, 2007, the Debtors announced they filed with the Court a motion seeking approval of a proposed amendment to the EPCA to be entered into by the Investors (the “Proposed EPCA Amendment”). The Proposed EPCA Amendment, has been agreed to by Appaloosa and a supermajority of the Investors. However, the execution of the Proposed EPCA Amendment is subject to the satisfaction of various conditions set forth in a proposal letter dated October 29, 2007 (the “Proposal Letter”) including (i) Delphi delivering an acceptable financing letter to the Investors, (ii) the Investors having to be satisfied with this Form 10-Q and

(iii) an Investor having executed a written commitment to the Proposal Letter to the same extent as the other Investors. Delphi can not provide any assurances as to whether or when the Proposed EPCA Amendment will be executed by Delphi and the Investors prior to the GSA Amendment becoming terminable and if in fact it is executed, whether there will be additional amendments other than those described and whether any such changes would be acceptable to GM. If in fact any of the conditions set forth in the Proposal Letter are not satisfied the Investors will not be obligated to execute the Proposed EPCA Amendment. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy.

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

Executive Summary of Business

Delphi Corporation is a global supplier of vehicle electronics, engine management systems, safety components, thermal management systems and other transportation components. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2007 will generally not impact our financial results until 2009 or beyond.

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

Accordingly, to transform and preserve the value of the Company, which requires resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”) in the Court. The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, will continue their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. At a Court hearing on September 27, 2007, Delphi stated that the current dynamics of the capital markets prompted Delphi to consider whether amendments to the Plan filed on September 6 might be necessary. Delphi commenced its Disclosure Statement hearing on October 3, 2007, and after resolving certain objections, requested that the hearing be continued to October 25, 2007. On October 19, 2007, the Court granted Delphi’s request to further continue the hearing on the adequacy of the Disclosure Statement to November 8, 2007. The adjournment of the hearing allowed Delphi to continue to negotiate potential amendments to the Plan filed on September 6 with key stakeholders. On October 29, 2007, Delphi filed a notice of potential amendments to the Plan and Disclosure Statement filed on September 6 (the “Potential Amendments”) and the hearing was scheduled to recommence on November 8, 2007. On November 5, 2007, Delphi asked the Court to adjourn until later in November the hearing on its Disclosure Statement, including the Potential Amendments and amendments to the Equity Purchase and Commitment Agreement (“EPCA”) between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), which are described in more detail below (the “Proposed EPCA Amendment”). Delphi sought adjournment while it continues discussing the Potential Amendments with its statutory committees, both of whom have filed objections to the Potential Amendments, and other stakeholders. In addition, Delphi did not believe that all of the conditions to the execution of the Proposed EPCA Amendment would be satisfied prior to the commencement of the scheduled November 8, 2007 Court hearing. In their proposal letter dated October 29, 2007 submitted by a supermajority of the Investors (the “Proposal Letter”), such Investors expressly conditioned their agreement to execute the Proposed EPCA Amendment on (i) Delphi delivering an acceptable financing letter to the Investors, (ii) the Investors having to be satisfied with this Form 10-Q and (iii) an Investor having executed a written commitment to the Proposal Letter to the same extent as the other Investors. If any of the conditions set forth in the Proposal Letter are not satisfied or waived, the Investors will not be obligated to execute the Proposed EPCA Amendment. Delphi cannot provide any assurances as to whether or when the Proposed EPCA Amendment will be executed and, if it in fact is executed, whether there will be additional amendments than those described below. Delphi continues its transformation activities, including ongoing discussion with its relationship banks regarding an emergence financing package that can be executed under existing market conditions, with the goal of emergence from chapter 11 as soon as practical. Currently, Delphi expects to emerge during the first quarter of 2008, however, no assurances can be provided that the emergence date will not be delayed.

Proposed Plan of Reorganization and Transformation Plan

On March 31, 2006, we announced our transformation plan centered around five key elements, each of which is also addressed in our proposed Plan and the series of settlement agreements it embodies. The progress on each element is discussed below.

Labor — Modify our labor agreements to create a more competitive arena in which to conduct business.

During the second quarter, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements have already become effective, while other portions will not become effective until the execution by Delphi and GM of a comprehensive settlement agreement resolving certain financial, commercial and other matters between Delphi and GM and substantial consummation of the Plan as confirmed by the Court which incorporates, approves and is consistent with the terms of each agreement.

These U.S. labor settlement agreements include those with the:

•	UAW, dated June 22, 2007;

•	International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America (“IUE-CWA”), dated August 5, 2007;

•	International Association of Machinists and Aerospace Workers and its District 10 and Tool and Die Makers Lodge 78 (“IAM”), dated July 31, 2007;

•	International Brotherhood of Electrical Workers and its Local 663 (“IBEW”) relating to Delphi Electronics and Safety, dated July 31, 2007;

•	IBEW relating to Delphi’s Powertrain division, dated July 31, 2007;

•	International Union of Operating Engineers (“IUOE”) Local 18S, dated August 1, 2007;

•	IUOE Local 101S, dated August 1, 2007;

•	IUOE Local 832S, dated August 1, 2007;

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”) relating to Delphi’s operations at Home Avenue, dated August 16, 2007; and

•	USW relating to Delphi’s operations at Vandalia, dated August 16, 2007.

Subject to these settlement agreements, the existing collective bargaining agreements:

•	were modified and extended to September 14, 2011 for the UAW, the IAM, the IBEW, the IUOE Local 18S, the IUOE Local 832S, and the USW;

•	were modified and extended to October 12, 2011 for the IUE-CWA; and

•	were terminated and superseded for the IUOE Local 101S by the settlement agreement for the IUOE Local 101S.

On September 4, 2007, the Court confirmed that the 1113/1114 Motion was withdrawn without prejudice, subject to the Court’s prior settlement approval orders pertaining to each of Delphi’s U.S. labor unions, as it relates to all parties and the intervening respondents, by entry of an Order Withdrawing Without Prejudice Debtors’ Motion For Order Under 11 U.S.C. § 1113(c) Authorizing Rejection Of Collective Bargaining Agreements And Authorizing Modification Of Retiree Welfare Benefits Under 11 U.S.C. § 1114(g).

During the third quarter of 2007, approximately 725 employees eligible to participate in the attrition programs encompassed in the workforce transition programs elected to leave Delphi and Delphi recorded $67 million in U.S. employee workforce transition program charges. Amortization expense related to the buy-down payments encompassed in the workforce transition programs of $2 million was recorded in U.S. employee workforce transition program charges. Additionally, hourly pension curtailment charges of $59 million were recorded in U.S. employee workforce transition program charges. The hourly pension curtailment charges are discussed further in Note 13. Pension and Other Postretirement Benefits to the consolidated financial statements. Costs related to severance payments for employees at sites that will be sold or wound down were recorded in the amount of $48 million in cost of sales. Refer to Note 12 U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

GM — Conclude negotiations with GM to finalize financial support for certain of our legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

On March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. On the same date, Delphi delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006.

•	The initial GM contract rejection motion covered approximately half of the North American annual purchase volume revenue from GM.

•	The hearing on the motion was initially scheduled to commence on September 28, 2006 but has been adjourned on multiple occasions to enable the parties to concentrate their resources and activities on discussions aimed at achieving a consensual resolution, and additional proceedings on the motion are currently suspended until further order of the Court. In the interim, periodic chambers conferences have been conducted to provide the Court with updates regarding the status of negotiations to consensually resolve the motions.

Delphi and GM have entered into comprehensive settlement agreements consisting of a Global Settlement Agreement, as amended (the “GSA”) and a Master Restructuring Agreement, as amended (the “MRA”). The accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA. The net results of these agreements will be a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will not account for the impact of the GSA or the MRA until the conditions of the agreements are satisfied, which will likely occur at emergence.

•	Most obligations set forth in the GSA are to be performed upon the occurrence of the effective date of the Plan or as soon as reasonably possible thereafter. By contrast, resolution of most of the matters addressed in the MRA will require a significantly longer period that will extend for a number of years after confirmation of the Plan.

•	GM’s obligations under the GSA and MRA are conditioned upon, among other things, Delphi’s consummation of the Plan, including payment of amounts to settle GM claims as outlined below.

•	Upon approval of the GSA and MRA as part of the Plan confirmation process, the Debtors anticipate seeking a withdrawal without prejudice of their motions filed under section 365 of the Bankruptcy Code.

The GSA is intended to resolve outstanding issues among Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. On October 29, 2007, Delphi and GM agreed to certain amendments to the GSA (the “GSA Amendment”). The GSA Amendment provides that instead of Delphi paying GM $2.7 billion in cash as had originally been agreed, on the effective date of the Plan, subject to certain surviving claims in the GSA and in satisfaction of various GM claims, Delphi would pay GM (i) $1.5 billion in a combination of at least $750 million in cash and a second lien note; and (ii) $1.2 billion in junior preferred convertible stock. The GSA Amendment contains a provision that (i) if the Proposed EPCA Amendment in the form filed with the Court on October 29, 2007 has not been signed by Delphi and the Investors on or before November 17, 2007, the GSA Amendment is terminable by either Delphi or GM upon delivery of written notice to the other, and (ii) upon such written notice, the GSA Amendment becomes null and void as if it had never been entered into by Delphi and GM. As noted above, Delphi can not provide any assurances as to whether or when the Proposed EPCA Amendment will be executed by Delphi and the Investors prior to the GSA Amendment becoming terminable and if in fact it is executed, whether there will be additional amendments other than those described and whether any such changes would be acceptable to GM. Upon delivery of written notice by either Delphi or GM to the other after November 17, 2007, the GSA Amendment would become null and void and the GSA will continue in force without giving regard to the GSA Amendment. At this time GM and Delphi are continuing discussions.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will make significant contributions to cover costs associated with certain post-retirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as possible following the effective date of the Plan, as provided in the union settlement agreements, and GM’s Hourly Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly Pension Plan, as set forth in the union term sheets;

•	Shortly after the effective date of the Plan, GM will receive a subordinated interest bearing note from Delphi in the amount of $1.5 billion to be paid within 10 days of its issuance;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

The MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship following Delphi’s emergence from chapter 11. The MRA addresses, among other things, the scope of GM’s existing and future business awards to Delphi and related pricing agreements and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing labor costs, the disposition of certain Delphi facilities, and the treatment of existing agreements between Delphi and GM. Through the MRA, Delphi and GM have agreed to certain terms and conditions governing, among other things:

•	The scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards;

•	GM will make significant, ongoing contributions to Delphi and reorganized Delphi to reimburse the Company for labor costs in excess of $26 per hour at specified manufacturing facilities;

•	GM and Delphi have agreed to certain terms and conditions concerning the sale of certain of Delphi’s non-core businesses;

•	GM and Delphi have agreed to certain additional terms and conditions if certain of Delphi’s businesses and facilities are not sold or wound down by certain future dates (as defined in the MRA); and

•	GM and Delphi have agreed to the treatment of certain contracts between Delphi and GM arising from Delphi’s separation from GM and other contracts between Delphi and GM.

Portfolio — Streamline our product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with our new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. Effective November 1, 2006, in connection with the Company’s continuous evaluation of its product portfolio, it decided that power products no longer fit within its future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group. With the exception of the catalyst product line with $249 million of year-to-date 2007 net sales included in the Powertrain Systems segment, and the Steering segment with $2,053 million of year-to-date 2007 net sales, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 16. Segment Reporting.

Throughout 2007, Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

•	During the third quarter of 2007, Delphi closed on the sales of assets related to its catalyst and brake hose product lines and obtained the Court’s approval for the sale of substantially all of the assets of their Saltillo, Mexico brake plant business, refer to Note 4. Acquisitions and Divestitures to the consolidated financial statements for more information.

•	Although the Company intends to sell or wind-down its remaining non-core product lines and manufacturing sites, these product lines and manufacturing sites were not classified as held for sale in the current period because the court approval process required by the Bankruptcy Code is not complete and other held for sale criteria of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” were not met as of September 30, 2007.

Costs recorded in the three and nine months ended September 30, 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets recorded as a component of long-lived asset impairment charges of $20 million and $217 million, respectively, and employee termination benefits and other exit costs of $66 million and $373 million, respectively (of which $65 million and $370 million were recorded as a component of cost of sales and $1 million and $3 million were recorded as a component of selling, general and administrative expenses). Included in employee termination benefits and other exit costs for the nine months ended September 30, 2007 were $268 million recorded as a component of cost of sales related to a manufacturing facility in Cadiz, Spain discussed below.

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services and information technology outsourcing activities, reduction in our global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of our salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, we do not expect to realize substantial savings until 2009 and beyond.

Pensions — Devise a workable solution to our current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

Delphi’s discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11 culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. On March 9, 2007, Delphi received approval from the IRS to change the asset valuation method for purposes of funding for the Hourly and Salaried Plans for plan years beginning on and after October 1, 2005. The new asset valuation method uses fair market value as permitted in the U.S. Internal Revenue Code (the “IRC”). On May 29, 2007, Delphi, acting pursuant to the Court’s authority, secured from the IRS a favorable ruling regarding the transfer of unfunded liabilities from its Hourly Plan to a pension plan sponsored by GM.

On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. On July 13, 2007, the IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The second waiver is necessary to make the transfer of hourly pension obligations to the GM plan economically efficient by avoiding redundant cash contributions that would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver. The 2007 Hourly Plan Waiver is necessary to make the transfer of hourly pension obligations to the GM plan economically efficient by avoiding redundant cash contributions that would result in a projected overfunding of the Hourly Plan. On October 4, 2007, the IRS further modified the 2006 Waivers at Delphi’s request by making confirming amendments to the 2006 Waivers, as modified on July 13, 2007. The amendments modify the conditions to the 2006 Waivers so that they are generally consistent with the conditions to the 2007 Hourly Plan Waiver. The conditional funding waivers will permit Delphi to defer funding contributions due under ERISA and the IRC until after Delphi emerges from chapter 11.

The pertinent terms of the 2006 Waivers, as modified, are:

•	No later than December 31, 2007, the Company must file a plan of reorganization with the Court providing for the continuation of the Hourly and Salaried Plans and compliance with the conditions of the waiver. The Company has satisfied this condition.

•	The effective date of the Company’s plan of reorganization must occur no later than February 29, 2008.

•	Effective June 16, 2007, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan, which letters of credit will expire once Delphi satisfies the contribution requirements described below which must be satisfied within five days following the Company’s emergence from chapter 11.

With respect to the 2006 Waiver for the Hourly Plan:

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company either (1) effects a transfer under IRC § 414(l) to a GM plan, (2) makes cash contributions to the Hourly Plan, or (3) makes a combination thereof that reduces the net unfunded liabilities of the Hourly Plan by at least $1.5 billion as determined on a basis in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions.”

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company makes a contribution equal to approximately $575 million. The Company must also deposit into escrow an amount equal to approximately $200 million.

•	Not later than five months after the effective date of the Company’s plan of reorganization, the Company calculates and contributes from the escrow account and, if necessary, from general Company assets the amount sufficient to result in a funded current liability percentage as of the effective date of the Company’s plan of reorganization that is the same funded current liability percentage that would have existed as of the effective date of the Company’s plan of reorganization if (a) the funding waiver had not been granted, (b) the § 414(l) transfer had not occurred, and (c) a contribution was made on the effective date of the Company’s emergence equal to the accumulated ERISA funding deficiency as of September 30, 2007.

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company contributes $20 million for the plan year ended September 30, 2007, which includes a full settlement of the potential excise tax claims for the accumulated funding deficiencies for the Hourly and Salary Plans related to the plan year ended September 30, 2005, and which amount cannot be taken into account for purposes of the calculation in the immediately preceding paragraph.

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company reimburses the PBGC for outside consulting fees incurred in reviewing the Company’s funding waiver request in an amount not to exceed $2 million.

•	The Company makes contributions to the Hourly Plan in amounts sufficient to meet the minimum funding standard for the Hourly Plan for the plan year ended September 30, 2007, by June 15, 2008.

With respect to the 2006 Waiver for the Salaried Plan:

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company makes contributions to the Salaried Plan for the year ended September 30, 2007 equal to the lesser of (i) the amount necessary to maintain a credit balance in the funding standard account of the Salaried

Plan as of September 30, 2007, not less than the outstanding balance of the amortization base with respect to the waived amount that is established and maintained under IRC § 412(b)(2), or (ii) the full funding limitation for the plan year ended September 30, 2007.

•	Certain funding requirements are met with regard to post emergence plan years.

With respect to the 2007 Hourly Plan Waiver:

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company effects a transfer under section 414(1) of the IRC of $1.5 billion in net unfunded liabilities under the Hourly Plan to an overfunded GM plan.

•	Not later than five days after the effective date of the Company’s plan of reorganization, the Company contributes $20 million to the Hourly Plan (in addition to the $20 million contributions described in the conditions of the 2006 Waiver for the Hourly Plan).

•	Other provisions related to treatment of contributions that may create a credit balance.

•	No effect on the PBGC’s right to hold the $100 million letter of credit with respect to the 2006 Waivers. Certain funding requirements are met with regard to post emergence plan years.

The Company has represented that it intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from bankruptcy protection. If the Company’s plan of reorganization becomes effective later than February 29, 2008, the Company will seek an extension of the waiver terms with the IRS and the PBGC.

The conditional waivers described above contemplate that two large payments related to the Company’s qualified defined benefit pension plans will be made upon emergence from bankruptcy. The first payment will be a contribution directly to the Hourly and Salaried Plans as described above, and is estimated to be approximately $1.25 billion with approximately $1.05 billion in plan contributions and approximately $200 million into escrow. Delphi expects that the majority of the escrow ultimately will be contributed to the Hourly and Salaried Plans based on true-up calculations. The second payment will be effected through an IRC § 414(l) transfer of $1.5 billion of Hourly Plan net unfunded liabilities to a GM hourly pension plan. Delphi and GM have agreed to the IRC § 414(l) transfer of $1.5 billion of net unfunded liability to GM’s hourly plan, in exchange for a note given to GM by Delphi in the amount of $1.5 billion to be paid off by Delphi within ten days. The foregoing description of the pension funding plan is a summary only and is qualified in its entirety by the terms of the waivers and the orders of the Court.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the labor section, Delphi intends to freeze the Salaried Plan effective upon emergence. The freeze of this plan became probable in the third quarter resulting in curtailment charges of $116 million. Refer to Note 13. Pension and Other Postretirement Benefits for more information.

Other Elements of Proposed Plan of Reorganization

The Disclosure Statement and Plan include detailed information regarding the treatment of claims and interests and an outline of the EPCA and rights offering. Delphi’s Plan filed on September 6 was based upon a series of global settlements and compromises that involved every major constituency of Delphi and its affiliated Debtors’ reorganization cases, including Delphi’s principal U.S. labor unions, GM, the official committee of unsecured creditors (the “Creditors’ Committee”) and the official committee of equity security holders (the “Equity Committee”) appointed in Delphi’s chapter 11 cases, and the lead plaintiffs in certain securities and Employee Retirement Income Security Act (“ERISA”) multidistrict litigation (on behalf of holders of various claims based on alleged violations of federal securities law and ERISA). As discussed in the Disclosure Statement, Delphi’s Plan filed on September 6 contemplated, among other things, obtaining up to $7.5 billion in funded debt and a $1.6 billion asset-based revolving loan to finance Delphi’s emergence from chapter 11.

The Plan filed on September 6 provided for a recovery through a distribution of reorganized Delphi common stock and cash. General unsecured creditors were to receive the principal amount of their claims plus accrued interest at a negotiated plan value. Other classes of creditors and interests were to receive agreed upon distributions. Under the Plan filed on September 6, GM was to receive a $2.7 billion cash distribution in satisfaction of certain of its claims against Delphi. As part of the settlement of the Securities and ERISA litigation discussed further in Bankruptcy Related Litigation, distributions were to be made using Plan currency in the same form, ratio and treatment as that which will be used to satisfy the holders of general unsecured claims. The allowed claims and interests of the settling Securities and Litigation claimants total approximately $25 million for the ERISA plan class and a total of $204 million for the debt securities class and the common stock securities class. The Plan filed on September 6 contemplated that rights offerings featuring transferable and non-transferable rights would made to holders of Delphi’s existing common stock. The rights offerings were to occur after the Court had confirmed Delphi’s Plan and the registration statement filed with the SEC had been declared effective. Under the Plan filed on September 6, holders of existing Delphi common stock were also to receive a distribution of shares of reorganized Delphi and five-year warrants exercisable to purchase shares of reorganized Delphi.

At a Court hearing on September 27, 2007, Delphi stated that the dynamics of the capital markets prompted Delphi to consider whether amendments to its Plan filed on September 6 might be necessary. On October 29, 2007 Delphi filed a notice containing the Potential Amendments to the Plan and Disclosure Statement.

The Potential Amendments are supported by GM and a supermajority of the Investors. Delphi has been advised by the Equity Committee that it will no longer support Delphi’s Plan if amended to reduce recoveries to common stockholders as contemplated in the Potential Amendments. On November 2, 2007 the Equity Committee filed objections to the Disclosure Statement and Plan and sought an adjournment of the continued Disclosure Statement hearing. In addition, the Creditor’s Committee, certain holders of senior notes, the senior notes indenture trustee, and the lead plaintiffs in the Securities Litigation filed objections to the Disclosure Statement and the Potential Amendments.

The Potential Amendments contemplate an approximate $2 billion reduction in Delphi’s net debt at emergence. Delphi plans to move forward with an asset-based revolving loan in the amount of $1.6 billion, $3.7 billion of first lien-funded financing, and second-lien funded financing in the amount of $1.5 billion. Further, the Potential Amendments reflect reductions in stakeholder distributions to some junior creditors and interest holders required to obtain consensus among the Creditors’ Committee, the Investors (as defined below), and settling parties, and changes required by the Investors to obtain endorsement of the Plan and Disclosure Statement, Delphi’s settlement with GM and Delphi’s U.S. labor unions, Delphi’s emergence business plan, and related agreements.

The Potential Amendments include the following changes to the Investors’ direct investment and certain stakeholder recoveries:

Party	Plan	Potential Amendment

Plan Investors	Direct Investment
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $11.75 billion
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $12.80 billion
- Purchase $175 million of new common stock of reorganized Delphi at an assumed enterprise value of $12.8 billion	Direct Investment
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $10.80 billion
- Purchase $400 million of preferred stock convertible at an assumed enterprise value of $11.80 billion
- Purchase $175 million of new common stock of reorganized Delphi at an assumed enterprise value of $11.8 billion

GM	Recovery of $2.7 billion - $2.7 billion in Cash	Recovery of $2.7 billion - $750 million in Cash - $750 million in a second lien note - $1.2 billion in junior convertible preferred stock

Party	Plan	Potential Amendment

Unsecured Creditors	Par plus accrued recovery at Plan value of $13.9 billion - 80% in new common stock of reorganized Delphi valued at $45 per share - 20% in Cash	Par plus accrued recovery at Plan value of $13.0 billion
- 92.4% in new common stock of reorganized Delphi valued at $41.58 per share
- 7.6% through pro rata participation in the Discount Rights Offering at $34.98 per share

Delphi Trust I and Delphi Trust II Preferred Securities	Par plus accrued recovery at Plan value of $13.9 billion - 100% in new common stock of reorganized Delphi valued at $45 per share	Par only recovery at Plan value of $13.0 billion
- 92.4% in new common stock of reorganized Delphi valued at $41.58 per share
- 7.6% through pro rata participation in the Discount Rights Offering at $34.98 per share

Existing Common Stockholders	Par Value Rights - Right to acquire approximately 12,711,111 shares of new common stock of reorganized Delphi at a purchase price of $45.00 per share	Par Value Rights - Right to acquire approximately 12,711,111 shares of new common stock of reorganized Delphi at a purchase price of $41.58 per share
	Warrants	Warrants
	- Warrants to acquire an additional 5% of new common stock of reorganized Delphi at $45.00 per share exercisable for five years after emergence	- Warrants to acquire $1.0 billion of new common stock of reorganized Delphi at $45.00 per share exercisable for six months after emergence
	Direct Distribution - 1,476,000 shares of new common stock of reorganized Delphi	No provision for Direct Distribution
	Discount Rights - Right to purchase 40,845,016 shares of new common stock of reorganized Delphi at a purchase price of $38.56 per share	No provision for participation in Discount Rights Offering

The Potential Amendments do not affect the treatment of holders of claims arising from the Securities and ERISA litigation discussed further in Bankruptcy Related Litigation. Under the Potential Amendments, such claim holders will receive distributions using Plan currency in the same form, ratio, and treatment as that which will be used to satisfy the holders of general unsecured claims.

Pursuant to an order entered by the Court on June 29, 2007, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended to and including December 31, 2007, and the Debtors’ exclusivity period for soliciting acceptances of the Plan was extended to and including February 29, 2008.

Equity Purchase and Commitment Agreement

Delphi was party to (i) a Plan Framework Support Agreement (the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa, Harbinger, Merrill, UBS and GM, which outlined a framework for the Plan, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi, and (ii) an Equity Purchase and Commitment Agreement (the “Terminated EPCA”) with affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS, pursuant to which these investors would invest up to $3.4 billion in reorganized Delphi. Both the PSA and the Terminated EPCA were subject to a number of conditions, including Delphi reaching consensual agreements with its U.S. labor unions and GM.

On April 19, 2007, Delphi announced that it anticipated negotiating changes to the Terminated EPCA and the PSA and that it did not expect that Cerberus would continue as a plan investor. On July 7, 2007, pursuant to Section 12(g) of the Terminated EPCA, Delphi sent a termination notice of the Terminated EPCA to the other parties to the Terminated EPCA. As a result of the termination of the Terminated EPCA, a Termination Event (as defined in the PSA) occurred, and all obligations of the parties to the PSA under the PSA were immediately terminated and were of no further force and effect. Delphi incurred no fees under the Terminated EPCA as a result of this termination. On July 9, 2007, Delphi announced that it formally had terminated the Terminated EPCA and PSA and that it expected to enter into new framework agreements later in July. Delphi also announced that these developments were not expected to prevent Delphi from filing the Plan and related documents with the Court prior to the current expiration of the Company’s exclusivity period or emerging from chapter 11 reorganization this year.

On July 18, 2007, Delphi announced that the Investors had submitted a proposal letter to Delphi to invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 and its Plan, on the terms and subject to the conditions contained in the form of equity purchase and commitment agreement attached to their proposal. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving the EPCA, and on August 3, 2007 the Investors and the Company executed the EPCA. On October 30, 2007, the Debtors announced they filed with the Court a motion seeking approval of the Proposed EPCA Amendment. The Proposed EPCA Amendment, has been agreed to by Appaloosa and a supermajority of the Investors; however, as noted above, the execution of the Proposed EPCA Amendment is subject to the satisfaction of various conditions set forth in the Proposal Letter including (i) Delphi delivering an acceptable financing letter to the Investors, (ii) the Investors having to be satisfied with this Form 10-Q and (iii) an Investor having executed a written commitment to the Proposal Letter to the same extent as the other Investors. As noted above, Delphi cannot provide any assurances as to whether or when the Proposed EPCA Amendment will be executed by Delphi and the Investors prior to the GSA Amendment becoming terminable and if in fact it is executed, whether there will be additional amendments other than those described and whether any such changes would be acceptable to GM. Absent satisfaction or waiver of the conditions set forth in the Proposal Letter, the Investors will not be obligated to execute the Proposed EPCA Amendment and absent execution of the Proposed EPCA Amendment, the GSA Amendment may be voidable by either GM or Delphi.

Under the terms and subject to the conditions of the EPCA, the Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to existing common stockholders (or to unsecured creditors under the terms of the Proposed EPCA Amendment, if such amendment is executed) subject to approval of the Court and satisfaction of other terms and conditions. The rights offering would commence following confirmation of the Company’s Plan and conclude 30 days thereafter, prior to the Company’s emergence from Chapter 11 reorganization. Altogether, the Investors could invest up to $2.55 billion in the reorganized Company.

The EPCA is subject to the satisfaction or waiver of numerous conditions, including the condition that Appaloosa is reasonably satisfied with the terms of certain material transaction documents, including the Plan and disclosure statement, confirmation order, business plan, certain constituent documents, and labor agreements to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company. With respect to a settlement with GM, Appaloosa must also be satisfied in its reasonable discretion taking into account whether the GM settlement has a material impact on the Investors’ proposed investment in the Company and other relevant factors. There also must not have occurred any material strike or material labor stoppage or slowdown involving certain labor unions, including the UAW, at either Delphi or GM or any of their respective subsidiaries; or any strike, labor stoppage or slowdown involving certain labor unions, including the UAW, either at Ford Motor Company or Chrysler Group or at any of their respective subsidiaries that would have a material impact on the Investors’ proposed investment in Delphi. As noted below, several of these conditions will be modified pursuant to the Proposed EPCA Amendment, if such amendment is executed (as defined below).

Delphi can terminate the EPCA in certain circumstances, including: subject to certain exceptions, if the Company agrees to engage in an alternative transaction or any time on or after March 31, 2008 if the Plan has not become effective. An affiliate of Appaloosa can terminate the EPCA, including: at any time on or after March 31, 2008, if the Plan has not become effective; if the Company has changed its recommendation or approval of the transactions contemplated by the EPCA, the Plan terms or the settlement with GM in a manner adverse to the Investors or approved or recommended an alternative transaction; or if the Company has entered into any agreement, or taken any action to seek Court approval relating to any plan, proposal, offer or transaction, that is inconsistent with the EPCA, the Plan terms, the settlement with GM or the Plan. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Investors $83 million plus certain transaction expenses in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company will pay an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company will pay an aggregate commitment fee of $18 million. In addition, the Company will pay an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The commitment and arrangement fees paid in installments, as follows: $14 million was paid during the third quarter of 2007 on the first business day following the first date that the approval order is issued by the Court, $21 million was paid during the third quarter of 2007 on the date that the disclosure statement was filed, and $29 million is to be paid on the first business day following the entry of an order by the Court approving the disclosure statement. The Company is required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next 24 months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $100 million on or prior to the Disclosure Statement Approval Date, or $250 million thereafter.

The EPCA also includes certain corporate governance provisions for the reorganized Company, each of which has been incorporated into Delphi’s proposed Plan, which governance provisions would be unchanged by the Proposed EPCA Amendment. The reorganized Company would be governed initially by a nine-member, classified Board of Directors consisting of the Company’s Chief Executive Officer and President (“CEO”), and Executive Chairman, three members nominated by Appaloosa, three members nominated by the statutory creditors’ committee, and one member nominated by the co-lead investor representative on a search committee with the approval of either the Company or the statutory creditors’ committee. As part of the new corporate governance structure, the current Company’s Board of Directors along with the Investors, mutually recognized that Rodney O’Neal would continue as CEO of the reorganized Company. Subject to certain conditions, six of the nine directors would be required to be independent from the reorganized Company under applicable exchange rules and independent of the Investors.

A five-member search committee will select the Company’s post-emergence Executive Chairman, have veto rights over all directors nominated by the Investors and statutory committees, and appoint initial directors to the committees of the Company’s Board of Directors. The search committee consists of John D. Opie, the Company’s Board of Directors’ lead independent director, a representative of each of the Company’s two statutory committees and a representative from Appaloosa and one of the other co-investors (other than UBS, Goldman and Merrill). Appaloosa, through its proposed preferred stock ownership, would have certain veto rights regarding extraordinary corporate actions such as change of control transactions and acquisitions or investments in excess of $250 million in any twelve-month period after issuance of the preferred stock.

Executive compensation for the reorganized company must be on market terms, must be reasonably satisfactory to Appaloosa, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the Plan. The foregoing description of the EPCA does not purport to be complete and is qualified in its entirety by reference to the EPCA, which is filed as an exhibit to the quarterly report, for the quarter ended June 30, 2007.

The Proposed EPCA Amendment, if executed, would revise a number of provisions in the EPCA to reflect events and developments since August 3, 2007 including those relating to Court approvals in connection with the Proposed EPCA Amendment; delivery of a revised and supplemented disclosure letter by the Company; delivery of a revised business plan by the Company; updates and revisions to representations and warranties; agreements with principal labor unions; and the execution and amendment of the GSA and MRA. The Proposed EPCA Amendment, if executed, would amend provisions of the EPCA relating to the discount rights offering (including the replacement of existing common stockholders with unsecured creditors and the provision of over-subscription rights); and to reflect the issuance of Series C Preferred Stock to be issued to GM.

The Proposed EPCA Amendment, if executed, would remove or narrow the scope of certain conditions to closing, including: the no-strike conditions, to include only strikes that occur after October 29, 2007; the capitalization condition to reduce the net debt required for the Company on the closing date; and to exclude from the condition relating to the approval of material investment documents, numerous documents which have already been delivered by the Company to the Investors such as the Plan, the disclosure statement, the MRA and GSA and the business plan. However, certain conditions to closing will be added by the Proposed EPCA Amendment, if such amendment is executed, such as those requiring: release and exculpation of each Investor as set forth in the Proposed EPCA Amendment; that the Company will have undrawn availability of $1.4 billion including a letter of credit carve out of at least $100 million; that the Company shall have demonstrated and certificated, to the reasonable satisfaction of ADAH, that its pro forma interest expense during 2008 on the Company’s indebtedness will not exceed $575 million; that certain PBGC liens are withdrawn; and that the aggregate amount of trade and unsecured claims be no more than $1.45 billion (subject to certain waivers and exclusions).

There can be no assurances that the Debtors will be successful in achieving their objectives, including confirmation of the proposed Plan and as discussed above, Delphi cannot provide any assurances as to whether or when the Proposed EPCA Amendment will be executed and, if in fact is executed, whether there will be further changes in addition to those described herein. The Debtors’ ability to achieve their objectives is conditioned, in most instances, on the approval of the Court and the support of their stakeholders, including GM and the Debtors’ labor unions. In accordance with U.S. GAAP, the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Plan, such as the U.S. labor agreements, the GSA, and the MRA become effective. The Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from bankruptcy, among others. Such adjustments will have a material impact on Delphi’s financial statements.

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

On June 26, 2007, the Court granted a motion by the Company to extend their exclusivity period for filing and soliciting acceptances of a plan of reorganization. The Company’s exclusivity period for filing a plan was extended to and including December 31, 2007. The Company’s exclusivity period for soliciting acceptances of a plan was extended to and including February 29, 2008. Although we filed the Plan prior to the expiration of the Company’s exclusivity period, there can be no assurance that the Plan proposed by the Company will be confirmed by the Court or consummated.

DASE Liquidation

Delphi’s Chapter 11 Filings related solely to its U.S. operations as Delphi’s operations outside the United States generally are profitable and have positive cash flow. Nevertheless, Delphi has been seeking and will continue to seek to optimize its manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE.

On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso, which provides DASE support by managing the process of closing the Puerto Real site in Cadiz, Spain in accordance with applicable Spanish law. The Spanish court subsequently appointed three receivers of DASE (the “DASE Receivers”). During the Concurso process, DASE commenced negotiations on a social plan and a collective layoff procedure related to the separation allowance with the unions representing the affected employees. On July 4, 2007, DASE, the DASE Receivers, and the workers’ councils and unions representing the affected employees reached a settlement on a social plan of €120 million (then approximately $161 million) for a separation allowance of approximately 45 days of salary per year of service to each employee (the “Separation Plan”). Delphi concluded that it was in its best interests to voluntarily provide the €120 million to DASE as well as additional funds to DASE in an amount not to exceed €10 million (then approximately $14 million) for the purpose of funding payment of the claims of DASE’s other creditors.

As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of the DASE Receivers, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. The total year-to-date expense through September 30, 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million, of which $61 million was recorded in the first quarter of 2007 ($30 million in the Steering segment and $31 million in the Automotive Holdings segment) and approximately $207 million was recorded in the second quarter 2007 ($77 million in the Steering segment and $130 million in the Automotive Holdings segment) as a component of cost of sales.

Overview of Performance During the Third Quarter and First Nine Months of 2007

Delphi believes that several significant issues have largely caused our poor financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which have historically inhibited Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases. Although the 2006 UAW and IUE-CWA U.S. employee special attrition programs and the U.S. labor settlement agreements entered into in 2007 will allow us to reduce our legacy labor liabilities, transition our workforce to more competitive wage and benefit levels and allow us to exit non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to provide significant financial support. We are beginning to see the benefits of decreased labor costs, primarily through lower costs of sales and the resultant improvement in gross margin. However, we still have future costs to incur to complete our transformation plan, divest of non-core operations and realign our cost structure to match our more streamlined product portfolio.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM production, the impact of customer-driven price reductions and the elimination of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In the third quarter of 2007, GM North America produced 1.0 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER brand vehicle production, a decrease of 2% from the third quarter 2006 production levels. Our GM North America content per vehicle for the third quarter of 2007 was $2,162, 0.5% higher than the $2,150 content per vehicle for the third quarter of 2006. The increase in content per vehicle is driven by the impact of design improvements offset by the impact of price decreases and decreased customer production. In addition to lower U.S. vehicle production, we are seeing slower growth outside of North America and thus total sales for the nine months ended September 30, 2007 are slightly lower than total sales for the nine months ended September 30, 2006.

During the third quarter of 2007, we continued to be challenged by commodity cost increases, most notably copper, aluminum, silver, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these cost pressures using a combination of strategies, including hedging of copper and aluminum, working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the third quarter of 2007. We will seek to negotiate these cost increases and related prices with our customers, but if we are not successful, our operations in future periods may be adversely affected. Except as noted below, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2007		2006		Change	2007		2006		Change
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$2,626	42%	$2,598	43%	$28	$8,302	42%	$8,884	44%	$(582)
Other customers	3,595	58%	3,410	57%	185	11,615	58%	11,092	56%	523

Total net sales	$6,221		$6,008		$213	$19,917		$19,976		$(59)

Net loss	$(1,169)		$(1,973)		$(804)	$(2,523)		$(4,611)		$(2,088)

Third quarter 2007 non-GM sales increased 5% from the third quarter of 2006 and represented 58% of total net sales. The increase is primarily due to favorable currency exchange rates. Excluding the impact of favorable foreign currency exchange rates, non-GM sales increased 1% due to increased customer production schedules, sales mix, and the net of new and lost business, and favorable commodity costs pass-through. Our third quarter 2007 GM sales increased 1% from the third quarter of 2006 and represented 42% of total net sales. The increase is primarily due to favorable foreign currency exchange rates and design improvements offset by the impact of the 2% reduction in GM North America production schedules and contractual price reductions. The decline in GM North America production schedules also negatively impacts our non-GM sales to Tier I suppliers who ultimately sell our products to GM. The net loss for the third quarter of 2007 was $1,169 million compared to $1,973 million for the third quarter of 2006. Included in the net loss for the third quarter of 2007 were interest expense of $369 million on certain prepetition claims that are determined to be probable of becoming an allowed claim in accordance with the Plan, U.S. employee workforce transition program charges of $244 million, employee termination benefit and other exit cost charges of $112 million, a $30 million loss as a result of the sale of the Catalyst business, and long-lived asset impairment charges of $23 million. Included in the net loss for the third quarter of 2006 were $1.0 billion of U.S. employee workforce transition program charges, employee termination benefit and other exit cost charges of $51 million and long-lived asset impairment charges of $15 million.

In the first nine months of 2007, non-GM sales increased 5% from the first nine months of 2006 and represented 58% of total net sales. The increase was primarily due to the impact of favorable currency exchange rates and favorable commodity costs pass-through. Excluding the impact of favorable foreign currency exchange rates, non-GM sales increased 1%. In the first nine months of 2007, GM sales decreased 7% from the first nine months of 2006 and represented 42% of total net sales. The decrease in our GM business is largely due to the impact of the 8% reduction in GM North America production schedules. The net loss for the first nine months of 2007 was $2,523 million compared to $4,611 million for the first nine months of 2006. Included in the net loss for the first nine months of 2007 were employee termination benefit and other exit cost charges of $532 million, including $268 million related to the exit of the manufacturing facility in Cadiz, Spain, interest expense of $369 million on certain prepetition claims that are determined to be probable of becoming an allowed claim in accordance with the Plan, charges of $353 million related to the MDL Settlements, U.S. employee workforce transition program charges of $238 million, and long-lived asset impairment charges of $222 million. Included in the net loss for the first nine months of 2006 were $2.9 billion of U.S. employee workforce transition program charges, employee termination benefit and other exit cost charges of $186 million and long-lived asset impairment charges of $15 million.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2007 versus Three and Nine Months Ended September 30, 2006

The Company’s sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
					Favorable/					Favorable/
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$2,626	42%	$2,598	43%	$28	$8,302	42%	$8,884	44%	$(582)
Other customers	3,595	58%	3,410	57%	185	11,615	58%	11,092	56%	523

Total net sales	$6,221		$6,008		$213	$19,917		$19,976		$(59)
Cost of sales	5,972		6,083		111	18,835		19,185		350

Gross margin(a)	$249	4.0%	$(75)	(1.2)%	$324	$1,082	5.4%	$791	4.0%	$291
U.S employee workforce transition program charges	244		1,043		799	238		2,948		2,710
Depreciation and amortization	232		262		30	736		804		68
Long-lived asset impairment charges	23		15		(8)	222		15		(207)
Selling, general and administrative	408		392		(16)	1,218		1,155		(63)
Securities and ERISA litigation charge	21		—		(21)	353		—		(353)

Operating loss	$(679)		$(1,787)		$1,108	$(1,685)		$(4,131)		$2,446
Interest expense	(454)		(116)		(338)	(630)		(319)		(311)
Loss on extinguishment of debt	—		—		—	(23)		—		(23)
Other income, net	22		8		14	60		31		29

Loss before reorganization items, income taxes, minority interest, equity income, and cumulative effect of accounting change	$(1,111)		$(1,895)		$784	$(2,278)		$(4,419)		$2,141
Reorganization items	(39)		(25)		(14)	(120)		(58)		(62)

Loss before income taxes, minority interest, equity income, and cumulative effect of accounting change	$(1,150)		$(1,920)		$770	$(2,398)		$(4,477)		$2,079
Income tax expense	(17)		(46)		29	(123)		(137)		14

Loss before minority interest, equity income, and cumulative effect of accounting change	$(1,167)		$(1,966)		$799	$(2,521)		$(4,614)		$2,093
Minority interest, net of tax	(12)		(4)		(8)	(38)		(28)		(10)
Equity income, net of tax	10		(3)		13	36		28		8

Loss before cumulative effect of accounting change	$(1,169)		$(1,973)		$804	$(2,523)		$(4,614)		$2,091
Cumulative effect of accounting change, net of tax	—		—		—	—		3		(3)

Net loss	$(1,169)		$(1,973)		$804	$(2,523)		$(4,611)		$2,088

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, Depreciation and amortization, and Long-lived asset impairment charges).

Net Sales
Net Sales for the Three Months Ended September 30, 2007 versus September 30, 2006.  Total sales increased $213 million primarily due to favorable foreign currency exchange rates of $172 million primarily driven by the Euro, favorable changes in customer production schedules, sales mix, and the net of new and lost business of $70 million, commodity costs pass-through of $66 million, and improvements related to design changes of $20 million. These increases were partially offset by contractual price reductions of $128 million or 2.1%.

GM sales increased $28 million to 42% of total sales, principally due to the effect of favorable foreign currency exchange rates of $35 million, principally related to the Euro, design improvements of $22 million, commodity costs pass-through of $11 million and an increase of sales to GM of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $5 million. GM sales were reduced by contractual price reductions and were also negatively impacted by a 2% reduction in GM North America production schedules and the wind down of certain GM product programs which reduced sales by $27 million.

Other customer sales increased by $185 million to 58% of total sales, including $137 million resulting from favorable currency exchange rates primarily due to the Euro, favorable changes in customer production schedules, sales mix, and the net of new and lost business of $97 million, and $55 million due to favorable commodity costs pass-through. The increase was offset by sales to GM of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $5 million, and contractual price reductions.

Net Sales for the Nine Months Ended September 30, 2007 versus September 30, 2006.  Total sales decreased $59 million primarily due to changes in customer production schedules, sales mix, and the net of new and lost business of $704 million, and contractual price reductions of $336 million or 1.7%. These decreases were partially offset by favorable foreign currency exchange rates of $521 million primarily driven by the Euro, commodity costs pass-through of $269 million, and improvements related to design changes of $60 million. Also offsetting the sales decrease is $109 million of additional sales from Shanghai Delphi Automotive Air Conditioning Company (“SDAAC”) in the Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method.

GM sales decreased $582 million to 42% of total sales, principally due to an 8% reduction in GM North America production schedules and the wind down of certain GM product programs which reduced sales by $752 million. GM sales were also reduced by contractual price reductions. Offsetting these decreases were the favorable effect of foreign currency exchange rates of $95 million, principally related to the Euro, and the impact due to favorable design improvements of $67 million, commodity costs pass-through of $59 million, and sales to GM of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $17 million.

Other customer sales increased by $523 million to 58% of total sales, including $426 million resulting from favorable foreign currency exchange rates primarily due to the Euro. Also favorably impacting other customer sales was $210 million due to commodity-costs pass through, $109 million due to additional sales from SDAAC, and the impact of increased customer production schedules and the net of new and lost business of $48 million. Offsetting these increases were sales to GM of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $17 million, and contractual price reductions.

Gross Margin
Gross Margin for the Three Months Ended September 30, 2007 versus September 30, 2006.  Our gross margin was $249 million or 4.0% for the third quarter of 2007, higher than the gross margin of $(75) million or (1.2%) for the third quarter of 2006. The increase in gross margin was primarily due to operational performance improvements, primarily material and manufacturing efficiencies, of $512 million, including reductions in pension and postretirement benefit costs of $59 million, a reduction in costs for temporarily idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee special attrition programs of $25 million, favorable foreign currency exchange rates of $27 million, and expenses to increase environmental reserves of $51 million recorded in the third quarter of 2006. Offsetting these increases were contractual price reductions of $128 million, $57 million of additional costs related to employee termination benefits and exit costs, a loss on the sale of our Catalyst business line of $30 million, additional warranty costs of $49 million, lower customer production schedules, unfavorable sales mix and the net of new and lost business of $56 million, and an increase in outbound and premium freight, to meet customer production schedules of $13 million.

Gross Margin for the Nine Months Ended September 30, 2007 versus September 30, 2006.  Our gross margin was $1,082 million or 5.4% for the nine months ended September 30, 2007, higher than the gross margin of $791 million or 4.0% for the nine months ended September 30, 2006. The increase in gross margin was primarily due to improvements in material, manufacturing and economic operational efficiencies of $1,529 million, including reductions in pension and postretirement benefit costs of $241 million, reduction in costs for temporarily idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee special attrition programs of $139 million, favorable foreign currency exchange rates of $95 million, and $36 million due to the change in pension excise tax expense. Offsetting these increases are lower customer production schedules, primarily attributable to an 8% reduction in GM North America vehicle production, and an unfavorable sales mix and the net of new and lost business of $523 million, contractual price reductions of $336 million, and $317 million of employee termination benefits and other exit costs, primarily related to the exit of a manufacturing facility in Cadiz, Spain. Additionally, gross margin decreased due to a $79 million increase in warranty expense, primarily in the Powertrain segment, $36 million of costs related to the rationalization of manufacturing capacity, $32 million of benefit plan settlements in Mexico, a loss on the sale of our Catalyst business line of $30 million, $29 million of costs related to excess and obsolete inventory, primarily in our Electrical/Electronic Architecture segment, as we consolidate and realign our manufacturing facilities to support our overall transformation, and an increase in outbound and premium freight, to meet customer production schedules of $20 million. Finally, Delphi recorded a reduction to cost of sales of $107 million in 2006 as a result of the release of previously recorded postemployment benefit accruals, which did not occur in 2007.

U.S. Employee Workforce Transition Program Charges
U.S. Employee Workforce Transition Program Charges for the Three and Nine Months Ended September 30, 2007.  Delphi recorded workforce transition program charges of approximately $244 million and $238 million during three and nine months ended September 30, 2007, respectively. These charges included $67 million for attrition programs for the eligible union-represented U.S. hourly employees and $2 million amortization expense related to buy-down payments for eligible traditional employees who do not elect an attrition or flowback option and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $321 million and were recorded as a wage asset and liability. At September 30, 2007, of which $88 million was recorded in other current assets and $231 million was recorded in other long-term assets in the accompanying balance sheet, net of $2 million of amortization expense recorded in the third quarter of 2007. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset will be amortized over the life of the union workforce transition programs. The corresponding wage liability will be reduced as buy-down payments are made. Additionally, the workforce transition program charges include $175 million in net pension curtailment charges during the three and nine months ended September 30, 2007, respectively. The curtailment losses were to recognize the effect of employees who elected to participate in the workforce transition programs and the effect of prospective pension plan amendments that will eliminate the accrual of future defined pension benefits for salaried and certain hourly employees on emergence from bankruptcy. During the nine months ended September 30, 2007, Delphi reversed $6 million of special termination benefit charges recorded in 2006 due to a change in estimate. Refer to Note 12 U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

U.S. Employee Workforce Transition Program Charges for the Three and Nine Months Ended September 30, 2006.  Delphi recorded postemployment wage and benefit charges of approximately $1,043 million and $2,948 million during three and nine months ended September 30, 2006 for the pre-retirement and buyout portions of the cost of the special attrition programs for UAW, IUE-CWA-, and USW-represented hourly employees. These charges included net pension curtailment charges of $384 million and $1,897 million and special termination benefit charges of $659 million and $1,051 million during the three and nine months ended September 30, 2006, respectively. The curtailment losses were to recognize the effect of employees who elected to participate in the workforce transition programs and the effect of prospective plan amendments that will eliminate the accrual of future defined pension benefits for salaried and certain hourly employees on emergence from bankruptcy. As a result of the special attrition programs, Delphi determined that previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affecting employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly we reduced such accruals by $4 million and $107 million for the three and nine months ended September 30, 2006, which were recorded in cost of sales.

Depreciation and Amortization
Depreciation and Amortization Expenses for the Three Months Ended September 30, 2007 versus September 30, 2006.  Depreciation and amortization was $232 million for the third quarter of 2007 compared to $262 million for the third quarter of 2006. The decrease of $30 million is the result of lower capital expenditures as well as the effect of impairment of certain facilities in 2006 and the first half of 2007.

Depreciation and Amortization Expenses for the Nine Months Ended September 30, 2007 versus September 30, 2006.  Depreciation and amortization was $736 million for the nine months ended September 30, 2007 compared to $804 million for the nine months ended September 30, 2006. The decrease of $68 million is the result of lower capital expenditures as well as the effect of impairment of certain facilities in 2006 and the first half of 2007.

Long-Lived Asset Impairment Charges
Long-Lived Asset Impairment Charges for the Three Months Ended September 30, 2007 versus September 30, 2006.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $23 million during the three months ended September 30, 2007 compared to $15 million for the three months ended September 30, 2006. In accordance with SFAS No. 144, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges for the three months ended September 30, 2007 primarily related to our Automotive Holdings Group segment and the charges for the three months ended September 30, 2006 primarily related to our Powertrain Systems segment. Refer to Note 6. Long-Lived Asset Impairment to the consolidated financial statements.

Long-Lived Asset Impairment Charges for the Nine Months Ended September 30, 2007 versus September 30, 2006.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $222 million during the nine months ended September 30, 2007 compared to $15 million for the nine months ended September 30, 2006. In accordance with SFAS No. 144, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges for the nine months ended September 30, 2007 primarily related to our Steering and Automotive Holdings Group segments and the charges for the nine months ended September 30, 2006 primarily related to our Powertrain Systems segment. Refer to Note 6. Long-Lived Asset Impairment to the consolidated financial statements.

Selling, General and Administrative
Selling, General and Administrative Expenses for the Three Months Ended September 30, 2007 versus September 30, 2006.  Selling, general and administrative (“SG&A”) expenses were $408 million, or 6.6% of total net sales for the third quarter of 2007 compared to $392 million, or 6.5% of total net sales for the third quarter of 2006. One of the components of SG&A expenses is costs related to information technology of $124 million for the three months ended September 30, 2007 versus $100 million for the three months ended September 30, 2006. The increase of $24 million is primarily driven by information technology system implementations to support our various finance, manufacturing and product development initiatives. SG&A expenses were also unfavorably impacted by certain restructuring initiatives implemented in furtherance of our transformation plan, in addition to unfavorable foreign currency exchange rates of $11 million primarily due to the strengthening of the Euro. Partially offsetting these unfavorable items was continued reduction in SG&A expenses resulting from Delphi’s SG&A initiative related to the cost structure element of the transformation plan.

Selling, General and Administrative Expenses for the Nine Months Ended September 30, 2007 versus September 30, 2006.  SG&A expenses were $1,218 million, or 6.1% of total net sales for the nine months ended September 30, 2007 compared to $1,155 million, or 5.8% of total net sales for the nine months ended September 30, 2006. One of the components of SG&A expenses is costs related to information technology of $364 million for the nine months ended September 30, 2007 versus $309 million for the nine months ended September 30, 2006. The increase of $55 million is primarily driven by information technology system implementations to support our various finance, manufacturing and product development initiatives. SG&A expenses were also unfavorably impacted by restructuring initiatives implemented in furtherance of our transformation plan during the nine months ended September 30, 2006. Partially offsetting these unfavorable items was continued reduction in SG&A expenses resulting from Delphi’s SG&A initiative related to the cost structure element of the transformation plan.

Securities and ERISA Litigation Charge
Securities and ERISA Litigation Charge for the Three and Nine Months Ended September 30, 2007 versus September 30, 2006.  As previously disclosed, the Company, along with Delphi Trust I and Delphi Trust II (subsidiaries of Delphi that issued trust preferred securities), certain current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. In the third quarter of 2007, representatives of Delphi, Delphi’s insurance carriers and certain other named defendants involved in the lawsuits were able to reach an agreement with the lead plaintiffs resulting in a $361 million settlement. As a result of the agreement, Delphi has recognized additional charges of $21 million and $353 million in the three and nine months ended September 30, 2007, respectively, to increase the previously recognized liability for the amount of the settlement reached in August 2007. Recoveries for the settlement amounts from insurers, underwriters and other third-party reimbursements have not been recorded because the settlement is pending Court approval as part of an overall confirmation of a plan of reorganization. Refer to Note 17. Commitments and Contingencies, Shareholder Lawsuits to the consolidated financial statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Shareholder Lawsuits.

Interest Expense
Interest Expense for the Three Months Ended September 30, 2007 versus September 30, 2006.  Interest expense for the third quarter of 2007 of $454 million was $338 million higher than interest expense of $116 million for the third quarter of 2006. The increase in interest expense was due to $369 million of interest expense on certain prepetition claims that are determined to be probable of becoming an allowed claim in accordance with the Plan. The accrued interest expense was offset by a decrease due to lower interest rates for the Refinanced DIP Credit Facility on higher overall debt outstanding during the third quarter 2007 as compared to the third quarter 2006. Approximately $8 million and $33 million, respectively, of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the three months ended September 30, 2007 and September 30, 2006, in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). All contractual interest expense related to outstanding debt, including debt subject to compromise was recognized in the three months ended September 30, 2007.

Interest Expense for the Nine Months Ended September 30, 2007 versus September 30, 2006.  Interest expense for the nine months ended September 30, 2007 of $630 million was $311 million higher than interest expense of $319 million for the nine months ended September 30, 2006. The increase in interest expense was due to due to $369 million of interest expense on certain prepetition claims that are determined to be probable of becoming an allowed claim in accordance with the Plan. The accrued interest expense was offset by a decrease due to lower interest rates for the Refinanced DIP Credit Facility on higher overall debt outstanding during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, as well as the write off of certain deferred financing costs as a result of the refinancing as compared to the nine months ended September 30, 2006. Approximately $24 million and $114 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in the nine months ended September 30, 2007 and September 30, 2006, respectively, in accordance with the provisions of SOP 90-7.

Loss on Extinguishment of Debt
Loss on Extinguishment of Debt for the Three and Nine Months Ended September 30, 2007 versus September 30, 2006.  Loss on extinguishment of debt was $23 million for the nine months ended September 30, 2007. Concurrent with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt related to unamortized debt issuance and debt discount related to the Amended DIP Credit Facility and Prepetition Facility in the three and nine months ended September 30, 2007. Refer to Note 11. Debt to the consolidated financial statements.

Other Income and Expense
Other Income and Expense for the Three Months Ended September 30, 2007 versus September 30, 2006.  Other income for the third quarter of 2007 was $22 million as compared to other income of $8 million for the third quarter of 2006. The increase in other income and expense is primarily due to an increase in non-Debtor interest income associated with cash and cash equivalents on hand.

Other Income and Expense for the Nine Months Ended September 30, 2007 versus September 30, 2006.  Other income for the nine months ended September 30, 2007 was $60 million as compared to other income of $31 million for the nine months ended September 30, 2006. The increase in other income and expense is primarily due to an increase in non-Debtor interest income associated with cash and cash equivalents on hand.

Reorganization Items
Reorganization Items for the Three Months Ended September 30, 2007 versus September 30, 2006.  We recorded bankruptcy related reorganization expense of $39 million and $25 million during the three months ended September 30, 2007 and 2006, respectively. Delphi incurred professional fees directly related to the reorganization of $41 million during both the three months ended September 30, 2007 and September 30, 2006, respectively. These costs were partially offset by interest income of $2 million and $16 million, respectively, from accumulated cash at Debtor entities. The decrease in interest income for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due to a reduction in cash and cash equivalents on hand.

Reorganization Items for the Nine Months Ended September 30, 2007 versus September 30, 2006.  We recorded bankruptcy related reorganization expense of $120 million and $58 million during the nine months ended September 30, 2007 and 2006, respectively. Delphi incurred professional fees directly related to the reorganization of $128 million and $108 million during the nine months ended September 30, 2007 and 2006, respectively. As we have progressed in our transformation plan, the usage of professional services has increased. These costs were partially offset by interest income of $8 million and $47 million, respectively, from accumulated cash at Debtor entities during the nine months ended September 30, 2006. Additionally during the nine months ended September 30, 2006 professional fees were partially offset by $3 million of gains on the settlement of prepetition liabilities. The decrease in interest income for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 was due to a reduction in cash and cash equivalents on hand.

Minority Interest, net of tax
Minority Interest for the Three and Nine Months Ended September 30, 2007 versus September 30, 2006.  Minority interest was $12 million and $4 million for three months ended September 30, 2007 and September 30, 2006, respectively, and was $38 million and $28 million for the nine months ended September 30, 2007 and 2006, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated ventures.

Equity Income, net of tax
Equity Income for the Three and Nine Months Ended September 30, 2007 versus September 30, 2006.  Equity income was $10 million for the three months ended September 30, 2007 and equity loss was $3 million for the three months ended September 30, 2006. Equity income was $36 million and $28 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method ventures.

Cumulative Effect of Accounting Change, net of tax
Cumulative Effect of Accounting Change for the Nine months ended September 30, 2007 versus September 30, 2006.  Delphi recorded a $3 million cumulative effect of accounting change (net of tax) as a result of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payments, (“SFAS 123(R)”) during the nine months ended September 30, 2006.

Taxes
Taxes for the Three and Nine Months Ended September 30, 2007 versus September 30, 2006.  We recorded income tax expense of $17 million in the third quarter of 2007 and $46 million for the third quarter of 2006. We recorded income tax expense of $123 million for the nine months ended September 30, 2007 and $137 million for the nine months ended September 30, 2006. During the third quarter of 2007 and 2006, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. Given the effect of the mix of earnings by jurisdiction, some of which are subject to valuation allowance, the projected annual effective tax rate decreased year-over-year. We do not recognize income tax benefits on losses in our U.S. and certain non-U.S. operations because, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized. In the third quarter of 2006, Delphi recorded valuation allowances of $36 million for the net deferred tax assets of certain non-U.S. operations, primarily operations in Spain, Portugal and Romania. During the third quarter of 2007, Delphi reduced the valuation allowance by net $11 million, for deferred tax assets of certain non-US operations, primarily operations in Poland, offset by increases in Germany and Mexico.

Results of Operations by Segment

Three and Nine Months Ended September 30, 2007 versus Three and Nine Months Ended September 30, 2006

Electronics and Safety
Electronics and Safety’s sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$345	30%	$327	29%	$18	$1,091	30%	$1,058	29%	$33
Other customers	736	64%	745	67%	(9)	2,413	65%	2,459	67%	(46)
Inter-segment	65	6%	46	4%	19	192	5%	175	4%	17

Total Other and Inter-segment	801	70%	791	71%	10	2,605	70%	2,634	71%	(29)

Total net sales	$1,146		$1,118		$28	$3,696		$3,692		$4

Operating income	$32		$27		$5	$153		$228		$(75)
Gross margin	14.4%		14.8%			15.3%		17.1%

Net Sales  Total sales increased $28 million and $4 million for the three and nine months ended September 30, 2007, respectively. Total sales for the three and nine months ended September 30, 2007 were favorably impacted by foreign currency exchange rates of $30 million and $102 million, respectively, primarily due to movements in the Euro and Korean Won, and improvements related to design changes of $17 million and $52 million, respectively. Additionally, total sales in the three months ended September 30, 2007 were favorably impacted by $10 million by increases in customer production schedules, sales mix, and the net of new and lost business. These favorable impacts were partially offset by contractual price reductions of $34 million and $100 million, respectively in the three and nine months ended September 30, 2007. Total sales during the nine months ended September 30, 2007 were unfavorably impacted by lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $55 million.

GM sales increased $18 million and $33 million for the three and nine months ended September 30, 2007, respectively. The increase for the three and nine months ended September 30, 2007 was primarily due to improvements related to design changes of $19 million and $56 million, respectively and the favorable impact of foreign currency exchange rates of $5 million and $17 million, respectively. Contractual price reductions offset these increases for the three and nine months ended September 30, 2007. GM sales for the nine months ended September 30, 2007 were also unfavorably impacted by lower customer production schedules, unfavorable sales mix, and the net of new and lost business of $15 million.

The other customers and inter-segment sales for the three and nine months ended September 30, 2007 were favorably impacted by foreign currency exchange rates of $25 million and $85 million, respectively, primarily related to the Euro and the Korean Won. Other customer and inter-segment sales for the three months ended September 30, 2007 were also favorably impacted by customer production schedules, sales mix, and the net of new and lost business of $10 million. Contractual price reductions offset these favorable impacts during the three and nine months ended September 30, 2007. Additionally, other customer and inter-segment sales during the nine months ended September 30, 2007 were unfavorably impacted by customer production schedule reductions, unfavorable sales mix, and the net of new and lost business of $39 million, primarily in Europe and to a lesser extent Asia Pacific and North America.

Operating Income/Loss  Operating income for the three and nine months ended September 30, 2007 was negatively impacted by contractual price reductions of $34 million and $100 million, respectively, a reduction in customer production schedules, sales mix, the net of new and lost business of $34 million and $52 million, respectively, increased expenses related to employee termination benefits and other exit costs of $10 million for both periods, and a $7 million gain on the sale of MobileAria assets recorded in the three months ended September 30, 2006. Operating income for the nine months ended September 30, 2007 was also negatively impacted by benefit plan settlements in Mexico of $32 million, increased costs related to rationalization of manufacturing capacity of $9 million, and costs related to transformation initiatives including information technology systems implementations of $5 million. Offsetting these decreases were operational performance improvements, primarily related to material and manufacturing, of $54 million and $94 million, respectively, decreased depreciation expense due to capital spending of $10 million and $2 million, respectively, favorable foreign currency exchange rates of $8 million and $33 million, respectively, and decreased expenses related to warranty of $6 million and $9 million, respectively.

Powertrain Systems
Powertrain Systems’ sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable /
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$404	31%	$368	31%	$36	$1,243	30%	$1,305	33%	$(62)
Other customers	784	61%	733	61%	51	2,645	63%	2,384	60%	261
Inter-segment	105	8%	100	8%	5	315	7%	269	7%	46

Total Other and Inter-segment	889	69%	833	69%	56	2,960	70%	2,653	67%	307

Total net sales	$1,293		$1,201		$92	$4,203		$3,958		$245

Operating (loss)	$(194)		$(85)		$(109)	$(219)		$(47)		$(172)
Gross margin	(4.0%)		4.4%			5.3%		9.0%

Net Sales  Total sales increased $92 million and $245 million for the three and nine months ended September 30, 2007, respectively. The total sales increase for the three and nine months ended September 30, 2007 was primarily due to commodity costs pass-through of $46 million and $162 million, respectively, the favorable impact of foreign currency exchange rates of $39 million and $128 million, respectively, related to the Euro, British Pound and Chinese Renmenbi, and favorable customer production schedules, sales mix, and the net of new and lost business of $35 million and $21 million, respectively. Offsetting these increases for the three and nine months ended September 30, 2007 were the unfavorable impact of contractual price reductions of $25 million and $57 million, respectively and slight reductions due to design changes.

GM sales increased $36 million during the three months ended September 30, 2007 and decreased $62 million during the nine months ended September 30, 2007. The increase for the three months ended September 30, 2007 was primarily due to increased GM production schedules, sales mix, and the net of new and lost business of $26 million. GM sales for the three and nine months ended September 30, 2007 increased due to commodity costs pass-through of $7 million and $13 million, respectively, and favorable foreign exchange rates primarily related to the Euro, British Pound and Chinese Renmenbi of $6 million and $18 million, respectively. Offsetting these increases were contractual price reductions and a decline in GM production schedules, sales mix, and the net of new and lost business of $77 million for the nine months ended September 30, 2007.

The other customers and inter-segment sales increase during the three and nine months ended September 30, 2007 was due to commodity costs pass-through of $39 million and $149 million, respectively, the impact of favorable foreign currency exchange rates, primarily driven by the Euro, British Pound and Chinese Renmenbi of $32 million and $110 million, respectively, and customer production schedule increases, sales mix, and the net of new and lost business primarily in Europe and Asia Pacific of $9 million and $98 million, respectively. Other customers and inter-segment sales were unfavorably impacted by contractual prices reductions during the three and nine months ended September 30, 2007.

Operating Income/Loss  Operating loss increased during the three and nine months ended September 30, 2007 due to an increase in warranty expense of $90 million and $62 million, respectively, a $30 million loss as a result of the sale of the Catalyst business recorded in the third quarter of 2007, contractual price reductions of $25 million and $57 million, respectively, reductions in customer production schedules, sales mix, and the net of new and lost business of $11 million and $113 million, respectively, and costs related to the rationalization of manufacturing capacity of $5 million and $27 million. Offsetting these decreases are operational performance improvements, primarily manufacturing and materials, with total favorable performance improvements of $37 million and $88 million, respectively, and expenses to increase environmental reserves of $12 million recorded in the third quarter of 2006.

Electrical/Electronic Architecture
Electrical/Electronic Architecture’s sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable /
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$423	30%	$388	31%	$35	$1,326	30%	$1,332	33%	$(6)

Other customers	955	68%	808	65%	147	2,956	67%	2,561	64%	395
Inter-segment	36	2%	41	4%	(5)	134	3%	130	3%	4

Total Other and Inter-segment	991	70%	849	69%	142	3,090	70%	2,691	67%	399

Total net sales	$1,414		$1,237		$177	$4,416		$4,023		$393

Operating (loss) income	$(23)		$(82)		$59	$16		$(21)		$37
Gross margin	9.2%		4.1%			10.6%		9.4%

Net Sales  Total sales increased $177 million and $393 million for the three and nine months ended September 30, 2007. The total sales increase for the three and nine months ended September 30, 2007 was primarily due to increases in customer production schedules of $137 million and $360 million, respectively, in Europe, Asia, and South America, and $14 million during the three months ended September 30, 2007 in North America, primarily related to GM. Additionally, total sales was favorably impacted by foreign currency exchange rates of $52 million and $149 million, respectively, primarily related to the Euro , and commodity costs pass-through, primarily copper of $23 million and $110 million, respectively. The sales increase for the nine months ended September 30, 2007 was partially offset by declines in customer production schedules in North America, primarily related to GM, of $123 million. Sales during the three and nine months ended September 30, 2007 were unfavorably impacted by contractual price reductions of $38 million and $97 million, respectively.

GM sales for the three months ended September 30, 2007 increased by $35 million and GM sales for the nine months ended September 30, 2007 decreased by $6 million. GM sales during the three months ended September 30, 2007 were favorably impacted by $36 million due to an increase in customer production schedules. GM sales during the three and nine months ended September 30, 2007 increased due to favorable foreign currency exchange rates of $9 million and $23 million, respectively, and commodity costs pass-through of $2 million and $36 million, respectively. The increases in the nine months ended September 30, 2007 were offset by a decline in GM North America production schedules, sales mix, and the net of new and lost business of $31 million. Contractual price reductions offset increases in sales during both the three and nine months ended September 30, 2007.

The other customers and inter-segment sales increase during the three and nine months ended September 30, 2007 was due to customer production schedule increases, sales mix, and the net of new and lost business of $103 million and $264 million, respectively, which included increases in Europe and Asia. Further driving the increase was the impact of favorable foreign currency exchange rates of $43 million and $124 million primarily related to the Euro, and the impact of favorable commodity costs pass-through of $21 million and $74 million during the three and nine months ended September 30, 2007, respectively. Offsetting the favorable volume, commodity costs pass-through and currency impacts were contractual price reductions.

Operating Income/Loss  Operating income for the three and nine months ended September 30, 2007 was favorably impacted by operational performance improvements, primarily manufacturing and material efficiencies, of $89 million and $216 million, respectively, increased customer production schedules, sales mix, and the net of new and lost business of $20 million for the quarter, and a reduction of $9 million and $33 million, respectively, in costs for idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee special attrition programs. Additionally, operating income during the nine months ended September 30, 2007 increased by $16 million due to the impact of foreign currency exchange rates. The increases in operating income for the three and nine months ended September 30, 2007 were offset by contractual price reductions of $38 million and $97 million, respectively, an increase in outbound and premium freight to meet customer production schedules of $13 million and $20 million, respectively, and an incremental expense related to other transformation initiatives, primarily information technology systems implementations of $10 million and $27 million. Further offsetting the increases for the nine months ended September 30, 2007 was an increase of $51 million, of expenses related to employee termination benefits and other exit costs related to our U.S. and selected western European operations, costs related to excess and obsolete inventory of $15 million as we consolidate and realign our manufacturing facilities to support our overall transformation, and lower customer production schedules, sales mix, and the net of new and lost business of $7 million.

Thermal Systems
Thermal Systems’ sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$321	56%	$320	58%	$1	$997	56%	$1,095	61%	$(98)
Other customers	224	39%	206	37%	18	692	39%	620	34%	72
Inter-segment	24	5%	24	5%	—	82	5%	92	5%	(10)

Total Other and Inter-segment	248	44%	230	42%	18	774	44%	712	39%	62

Total net sales	$569		$550		$19	$1,771		$1,807		$(36)

Operating (loss) income	$(9)		$(70)		$61	$26		$(44)		$70
Gross margin	7.6%		(3.8%)			9.8%		5.8%

Net Sales  Total sales increased $19 million for the three months ended September 30, 2007 and total sales decreased $36 million for the nine months ended September 30, 2007. Total sales during the three and nine months ended September 30, 2007 were favorably impacted by foreign currency exchange rates of $16 million and $48 million, respectively, as well as a favorable impact from commodity costs pass-through, primarily in aluminum. Sales during the three months ended September 30, 2007 increased by $11 million due to customer production schedules and the net of new and lost business. Sales during the nine months ended September 30, 2007 were favorably impacted by the acquisition of a controlling position in SDAAC (described below) which increased sales by $109 million. Offsetting these increases for the three and nine months ended September 30, 2007 were contractual price reductions of $11 million and $32 million, respectively, and a decrease of $174 million during the nine months ended September 30, 2007 due to lower customer production schedules and the net of new and lost business.

GM sales during the three and nine months ended September 30, 2007 increased due an increase in GM sales of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $8 million and $21 million, respectively, the favorable impact of foreign currency exchange rates of $4 million and $17 million, respectively, primarily related to the Euro and Brazilian Real, and commodity costs pass-through, primarily aluminum. GM sales were unfavorably impacted by a decline in GM North America production schedules and the net of new and lost business of $9 million and $132 million, respectively, as well as contractual price reductions for the three and nine months ended September 30, 2007.

Other customer and inter-segment sales for the three months ended September 30, 2007 was favorably impacted by increased customer production schedules, sales mix, and the net of new and lost business of $20 million, and foreign currency exchange rates of $12 million. These increases were partially offset by sales to GM of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $8 million and contractual price reductions. During the nine months ended September 30, 2007, the increase in other customer and inter-segment sales was primarily driven by the acquisition of a controlling position in SDAAC on June 30, 2006. SDAAC is a Chinese entity specializing in Heating, Ventilating and Air Conditioning and Powertrain Cooling supply to the Chinese market. Excluding the impact of the SDAAC acquisition, other customers and inter-segment sales decreased $47 million during the nine months ended September 30, 2007, primarily due to customer production schedules, sales mix, and the net of new and lost business of $41 million, sales to GM of products previously sold to Tier 1 suppliers who ultimately sell their products to GM of $21 million, and contractual price reductions offset partially by the favorable impact of foreign currency exchange rates of $31 million.

Operating Income/Loss  The operating income increase for the three and nine months ended September 30, 2007 was impacted by favorable performance, primarily in material and manufacturing totaling $15 million and $86 million, respectively, as well as reductions in costs for idled U.S. hourly workers as a result of the U.S. employee special attrition programs. During the three and nine months ended September 30, 2007, operating income increased due to a reduction of warranty expense of $43 million and $47 million, and by $11 million in both the three and nine months ended September 30, 2007 due to potential environmental liabilities recorded in the third quarter of 2006. Offsetting these increases were contractual price reductions of $11 million and $32 million, respectively, for the three and nine months ended September 30, 2007, and a decrease of $51 million during the nine months ended September 30, 2007 due to reductions in customer production schedules. Operating income was also disproportionately affected by ongoing investments and related expenses in developing new markets and transforming European and North American operations to achieve additional cost savings.

Steering
Steering’s sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$402	62%	$347	61%	$55	$1,264	62%	$1,212	62%	$52
Other customers	231	36%	197	34%	34	749	36%	662	34%	87
Inter-segment	13	2%	29	5%	(16)	40	2%	92	4%	(52)

Total Other and Inter-segment	244	38%	226	39%	18	789	38%	754	38%	35

Total net sales	$646		$573		$73	$2,053		$1,966		$87

Operating income (loss)	$23		$(49)		$72	$(147)		$(96)		$(51)
Gross margin	12.2%		2.3%			8.1%		4.2%

Net Sales  Total sales increased $73 million and $87 million, for the three and nine months ended September 30, 2007. Total sales increases for the three and nine months ended September 30, 2007 were primarily due to customer production schedules, sales mix, and the net of new and lost business of $57 million and $34 million, respectively, and the impact of favorable foreign currency exchange rates, primarily the Euro and Polish Zloty, of $12 million and $36 million, respectively, and increases due to improvements related to design changes of $6 million and $21 million, respectively. Offsetting these increases were contractual price reductions.

The GM sales increase for the three and nine months ended September 30, 2007 was primarily due to customer production schedules, sales mix, and the net new and lost business of $45 million and $19 million, respectively, as well as improvements related to design changes of $6 million and $21 million, respectively, and the impact of favorable foreign currency exchange rates.

The other customers and inter-segment increase during the three and nine months ended September 30, 2007 was due primarily to the impact of favorable Euro and Polish Zloty exchange rates of $9 million and $28 million, respectively. Increases in customer production schedules, sales mix, and the net of new and lost business favorably impacted sales by $12 million and $15 million, respectively, during the three and nine months ended September 30, 2007. Both periods were negatively impacted by contractual price reductions.

Operating Income/Loss  Operating income increased by $72 million during the three months ended September 30, 2007 and operating loss increased by $51 million during the nine months ended September 30, 2007. Operating income was favorably impacted during the three and nine months ended September 30, 2007 due to operational performance improvements, primarily in manufacturing, of $33 million and $143 million, respectively, reductions to depreciation and amortization as a result of long-lived asset impairments in prior quarters and lower capital spending at impaired sites of $8 million and $26 million, respectively, and a reduction in costs related to idled U.S. hourly workers who received nearly full pay and benefits of $5 million and $31 million, respectively. Additionally, operating income increased during the three months ended September 30, 2007 by $30 million due to customer production schedules, sales mix, and the net of new and lost business. Operating loss during the nine months ended September 30, 2007 was unfavorably impacted by expenses related to employee termination benefits and other exit costs, including a charge of $107 million related to the closure of the Puerto Real site in Cadiz, Spain, and long-lived asset impairment charges of $152 million.

Automotive Holdings Group
Automotive Holdings Group’s sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2007		2006		(Unfavorable)	2007		2006		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$617	56%	$709	56%	$(92)	$2,045	55%	$2,414	56%	$(369)

Other customers	403	36%	469	37%	(66)	1,377	37%	1,601	37%	(224)
Inter-segment	89	8%	96	7%	(7)	287	8%	317	7%	(30)

Total Other and Inter-segment	492	44%	565	44%	(73)	1,664	45%	1,918	44%	(254)

Total net sales	$1,109		$1,274		$(165)	$3,709		$4,332		$(623)

Operating loss	$(73)		$(157)		$84	$(388)		$(397)		$9
Gross margin	1.7%		(3.8%)			(2.6%)		(1.4%)

Net Sales  Total sales decreased $165 million and $623 million for the three and nine months ended September 30, 2007, respectively. The total sales decrease for the three and nine months ended September 30, 2007 was primarily due to reductions in customer production schedules, sales mix, and the net of new and lost business of $164 million and $631 million, respectively, and contractual price reductions of $19 million and $43 million, respectively, partially offset by a favorable foreign currency exchange rates, across multiple currencies of $18 million and $44 million, respectively, and a favorable impact from commodity costs pass-through.

The GM sales decrease for the three and nine months ended September 30, 2007 was due to a decrease in customer production schedules, sales mix, and the net of new and lost business of $99 million and $390 million, respectively. This decrease was primarily at product sites other than our interior product sites and included certain plant wind-down efforts. The sales reductions were slightly offset by favorable foreign currency exchange rates of $8 million and $12 million. GM sales for the nine months ended September 30, 2007 had favorable period-over-period price.

The other customers and inter-segment decrease for the three and nine months ended September 30, 2007 was due to a reduction in customer production schedules, sales mix, and the net of new and lost business, including certain plant wind-down efforts, of $65 million and $241 million, respectively, as well as contractual price reductions. The customer production schedule decreases were slightly offset by favorable foreign currency exchange rates of $10 million and $32 million, respectively, during the three and nine months ended September 30, 2007, respectively.

Operating Income/Loss  The decrease in operating loss for the three and nine months ended September 30, 2007 was primarily due to operational performance improvements, primarily in manufacturing, of $156 million and $500 million, respectively, $28 million in both periods due to an increase in environmental expenses recorded during the three months ended September 30, 2006, lower SG&A expenses of $16 million and $46 million, respectively, decreases in depreciation and amortization as a result of long-lived asset impairments in prior quarters and lower capital spending at impaired sites of $13 million and $39 million, respectively, and reduced costs related to temporarily idled U.S. hourly workers who received nearly full pay and benefits as a result of the U.S. employee special attrition program of $7 million and $50 million, respectively. Operating loss for the three and nine months ended September 30, 2007 was unfavorably impacted by an increase in expense for employee termination benefits and other exit costs of $52 million and $243 million, respectively, including $41 million related to the severance program included in workforce transition charges in the third quarter 2007 and a charge of $161 million during the nine months ended September 30, 2007 related to the closure of the Puerto Real site in Cadiz, Spain. Additionally, operating loss for the three and nine months ended September 30, 2007 was unfavorably impacted by reductions in customer production schedules, sales mix, and the net of new and lost business of $61 million and $285 million, respectively, contractual price reductions of $19 million and $43 million, respectively, and impairment charges of $13 million and $42 million, respectively. During the nine months ended September 30, 2007 operating loss was negatively impacted by additional warranty expenses of $46 million, primarily related to Automotive Holdings Group’s instrument cluster product line.

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

Corporate and Other sales and operating results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Favorable/			Favorable/
	2007	2006	(Unfavorable)	2007	2006	(Unfavorable)
	(dollars in millions)			(dollars in millions)

Net Sales	$44	$55	$(11)	$69	$198	$(129)
Operating loss	$(435)	$(1,371)	$936	$(1,126)	$(3,754)	$2,628

Net Sales  Corporate and Other sales for the three and nine months ended September 30, 2007 were $44 million and $69 million, respectively, a decrease of $11 million and $129 million compared to $55 million and $198 million for the three and nine months ended September 30, 2006, respectively. The decrease is primarily related to decreased sales of $27 million and $126 million, respectively in our GM service parts organization business, and decreased commodity costs pass-through of $5 million and $18 million, respectively. Corporate and Other sales for the nine months ended September 30, 2007 decreased slightly due to a softening in the U.S. retail satellite radio market. Offsetting these decreases were favorable foreign currency exchange rates of $5 million and $16 million.

Operating Income/Loss  The decreased operating loss was primarily due to a reduction in U.S. employee workforce transition program charges. During the three and nine months ended September 30, 2007 Delphi recorded $244 million and $238 million, respectively, of U.S. employee workforce transition program charges, and during the three and nine months ended September 30, 2006, Delphi recorded U.S. employee workforce transition program charges of $1,043 million and $2,948 million, respectively. Operating loss for the three and nine months ended was also impacted by decreases in pension and postretirement benefit costs of $59 million and $241 million, respectively, and operating loss for the nine months ended September 30, 2007 was decreased by $36 million due to the change in pension excise tax expenses. Offsetting these improvements during the three and nine months ended September 30, 2007, are charges of $21 million and $353 million, respectively, resulting from the settlement of the securities and ERISA litigation. Operating income for the nine months ended September 30, 2007 was further reduced by increased SG&A costs of $21 million due to restructuring initiatives implemented in furtherance of our transformation plan, and a reduction to cost of sales of $107 million as a result of the release of previously recorded postemployment benefit accruals during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Overview of Capital Structure

On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion. On January 9, 2007, Delphi successfully refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.8 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). The Refinanced DIP Credit Facility will expire on the earlier of December 31, 2007 and the date of the substantial consummation of a reorganized plan that is confirmed pursuant to an order of the Court.

The Refinanced DIP Credit Facility carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 1.50%, (ii) with respect to Tranche B borrowings, 1.25%, and (iii) with respect to Tranche C borrowings, 1.75%, or the London Interbank Borrowing Rate (“LIBOR”) plus, (x) with respect to Tranche A borrowings, 2.50%, (y) with respect to Tranche B borrowings, 2.25%, and (z) with respect to Tranche C borrowings, 2.75%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. As of September 30, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $850 million. Also as of

September 30, 2007, there was $480 million outstanding under the Revolving Facility and the Company had $263 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

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

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at September 30, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

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

On September 27, 2007, Delphi entered into the Second Amendment to the Refinanced DIP Credit Facility (the “Second Amendment”). The Second Amendment provides for an extension of the expiration date of any Letter of Credit (as defined in the Refinanced DIP Credit Facility) issued on behalf of Delphi or any of its subsidiaries to the earlier of (i) one year after the date of the issuance of such Letter of Credit (or any renewal or extension thereof) and (ii) 365 days after the Maturity Date (as defined in the Refinanced DIP Credit Facility; such 365th day being the “LC Outside Date”). As originally drafted, clause (ii) of the Refinanced DIP Credit Facility provided for expiration of a Letter of Credit 180 days after the Maturity Date. The amendment also provides certain collateral security mechanisms to ensure Delphi’s reimbursement of obligations in connection with the renewal or extension of any Letter of Credit beyond the LC Outside Date.

Delphi is currently working with the Administrative Agent (as defined in the Refinanced DIP Credit Facility) and the Required Lenders (as defined in the Refinanced DIP Credit Facility) under the Refinanced DIP Credit Facility to enter into a third amendment to the Refinanced DIP Credit Facility. By such amendment, Delphi seeks to extend the facility until June 30, 2008 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court, with the ability to further extend the maturity to September 30, 2008 under certain conditions. Delphi expects that the amendment will become effective in November 2007.

The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of September 30, 2007.

The foregoing description of the Refinanced DIP Credit Facility and the First Amendment is a general description only and is qualified in its entirety by reference to the underlying agreements, copies of which were previously filed with the SEC. Refer also to Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Refinanced DIP Credit Facility.

Concurrently with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolving credit facility. Refer to Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the Amended DIP Credit Facility.

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement, which was then finalized on November 18, 2005, permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The early termination events included Delphi’s failure to satisfy the consolidated leverage ratio at September 30, 2005 and defaults related to its voluntary filing for reorganization relief under chapter 11 of the Bankruptcy Code. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007 with substantially the same terms and conditions. The renewed program has an availability of €178 million ($252 million at September 30, 2007 foreign currency exchange rates) and £12 million ($24 million at September 30, 2007 foreign currency exchange rates). As of September 30, 2007, outstanding borrowings under this program were $175 million.

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

As of September 30, 2007, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. The following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	September 30,	December 31,
	2007	2006
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391
Other debt	62	70

Total long-term debt subject to compromise	2,437	2,445

Short-term, other, and long-term debt not subject to compromise:
Prepetition revolving credit facility	—	1,507
Prepetition term loan, due 2011	—	985
Refinanced DIP term loan	2,746	—
Refinanced DIP revolving credit facility	480	—
Accounts receivable factoring	479	409
DIP term loan	—	250
European securitization	175	122
Other debt	86	66

Total short-term and other debt not subject to compromise	3,966	3,339

Other long-term debt	37	49

Total debt not subject to compromise	4,003	3,388

Total outstanding debt	$6,440	$5,833

Prepetition Indebtedness

The following should be read in conjunction with Note 14. Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Senior Unsecured Debt.  Delphi had approximately $2.0 billion of senior unsecured debt at September 30, 2007. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at September 30, 2007. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013, $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

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

Prepetition Credit Facilities.  On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C Term Loan of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect. Additionally, the Prepetition Facility was terminated. As of September 30, 2007, approximately $2.5 billion was outstanding under the Tranche C Term Loan of the Refinanced DIP Credit Facility and there are no letters of credit under the Tranche C Term Loan of the Refinanced DIP Credit Facility.

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of September 30, 2007, we had $479 million outstanding under these accounts receivable factoring facilities.

We also have a European accounts receivables securitization program. Accounts receivable transferred under this program are also accounted for as short-term debt. As of September 30, 2007, outstanding borrowings under this program were $175 million.

As of September 30, 2007, we had $86 million of other debt, primarily consisting of overseas bank facilities, and $62 million of other debt classified as Liabilities Subject to Compromise.

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

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $556 million and $222 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, cash flow from operating activities was negatively impacted by payments, net of reimbursement by GM, related to the U.S. employee workforce transition program charges in the amount of $306 million, payments of $155 million related to executive and U.S. salaried employee incentive plans, payments of $152 million to severed employees as part of the DASE Separation Plan and an increase in net payments for reorganization items of $52 million due to higher professional fees and lower interest income. In addition, cash flow from operating activities is impacted by the timing of payments to suppliers and receipts from customers as well as seasonality of production volumes and the impact of foreign currency exchange rates.

Absent a comprehensive restructuring to address our high cost structure in the U.S., over the long term, we expect that our operating activities will continue to use, not generate, cash. We expect to continue to incur significant costs during the remaining three months of 2007 related to the workforce transition programs contemplated in the U.S. labor settlements. Additionally, prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006 and $2.8 billion in 2007. As permitted under chapter 11 of the Bankruptcy Code, Delphi made only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2006, Delphi contributed $0.2 billion to its U.S. pension plans and during the first nine months of 2007, Delphi contributed approximately $0.1 billion to its U.S. pension plans. Because Delphi is in chapter 11, our 2007 contributions have been limited to the normal service cost earned during the year. Upon emergence from chapter 11, we will be required to meet our past due funding obligations. Delphi has been in discussions with the IRS and the PBGC regarding the funding of Delphi’s pension plans upon emergence from chapter 11 and has been granted conditional funding waivers from the IRS. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan for more information.

Investing Activities.  Cash flows used in investing activities totaled $259 million and $515 million for the nine months ended September 30, 2007 and 2006, respectively. The use of cash in the first nine months of 2007 and 2006 primarily reflects capital expenditures related to ongoing operation. The improvement in cash used in investing activities is primarily due to reduced capital expenditures and restricted cash of $123 million and $80 million, respectively.

Financing Activities.  Net cash provided by financing activities was $505 million for the nine months ended September 30, 2007 and $73 million net cash was used in financing activities for the nine months ended September 30, 2006. Net cash provided by financing activities during the nine months ended September 30, 2007 primarily reflected borrowings under the Refinanced DIP Credit Facility. Cash provided by financing activities was offset by repayments of the Amended DIP Credit Facility and the Prepetition Facility. Net cash used in financing activities during the third quarter of 2006 primarily reflected repayments against cash overdraft and repayments of borrowings under other debt.

Dividends.  On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities (both the one in effect during 2006 and the refinanced facility currently in effect) include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 11. Debt, to the consolidated financial statements for more information.

Shareholder Lawsuits

As previously disclosed, the Company, along with Delphi Trust I and Delphi Trust II (subsidiaries of Delphi which issued trust preferred securities), current and former directors of the Company, certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits that were filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements. On December 12, 2005, the Judicial Panel on Multidistrict Litigation entered an order transferring the lawsuits to consolidated proceedings (the “Multidistrict Litigation” or “MDL”) before the U.S. District Court for the Eastern District of Michigan (the “U.S. District Court”). On July 11, 2007, the U.S. District Court appointed the Honorable Layn R. Phillips, former United States District Judge, as a special master for settlement discussions. Through mediated settlement discussions, on August 31, 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the MDL proceedings were able to reach an agreement with the lead plaintiffs in the Securities Actions as defined below (the “Lead Plaintiffs”) and the named plaintiffs in the Amended ERISA Action as defined below (the “ERISA Plaintiffs”) resulting in a $361 million settlement of the Multidistrict Litigation (the “MDL Settlements”). On September 5, 2007 the U.S. District Court entered an order preliminarily certifying the class and approving the settlement and scheduled the matter for a fairness hearing on November 13, 2007. On October 25, 2007 the Court entered an order preliminarily approving the MDL Settlements subject to final consideration at the confirmation hearing on Delphi’s plan of reorganization and the Court’s consideration of certain objections that may be filed as to the MDL Settlements.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs have stated that they plan to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay is modified or lifted to permit such action. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended ERISA Action were filed and are awaiting the Court’s ruling. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case. On October 25, 2007, as part of its order preliminarily approving the MDL Settlements, the Court lifted the automatic stay as to the discovery provided to the plaintiffs.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed lead plaintiffs filed a consolidated class action complaint (the “Securities Actions”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Securities Actions name several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The Securities Actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the United States District Court for Eastern District of Michigan as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. As of June 12, 2006, the parties’ pleadings on defendants’ motions to dismiss the Amended Securities Action were filed and are awaiting the Court’s ruling. As of January 2, 2007, the parties’ pleadings on plaintiffs’ motion seeking leave to file an amended securities fraud complaint were filed and are awaiting the Court’s ruling. On February 15, 2007, the United States District Court for Eastern District of Michigan partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the lead plaintiffs and other parties in the case.

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

The following is a summary of the principal terms of the MDL Settlements as they relate to the Company and its affiliates and related parties and is qualified in its entirety by reference to the complete agreements submitted to the Court for approval and which were filed as exhibits to the Company’s Current Report on Form 8-K dated September 5, 2007.

Under the terms of the MDL Settlements, the Lead Plaintiffs and the ERISA Plaintiffs will receive claims that will be satisfied through Delphi’s final Plan as confirmed by the Court. The Lead Plaintiffs will be granted a single allowed claim in the face amount of $204 million, which will be satisfied by Delphi providing $204 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Plan. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the settlement reached with the Lead Plaintiffs. Delphi will object to any claims filed by opt out plaintiffs in the Court, and will seek to have such claims expunged. The settlement with the ERISA Plaintiffs is structured similarly to the settlement reached with the Lead Plaintiffs. The ERISA Plaintiffs’ claim will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as used to pay holders of general unsecured claims under the Plan. Unlike the settlement reached with the Lead Plaintiffs, the ERISA Plaintiffs will not be able to opt out of their settlement.

In addition to the amounts to be provided by Delphi from the above described claims in its chapter 11 cases, the Lead Plaintiffs will also receive a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. The ERISA Plaintiffs will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Settlement amounts from insurers and underwriters were placed in escrow in September 2007 pending Court approval. Delphi has separately agreed with a third party for reimbursement of $15 million as consideration for the releases described below.

The MDL Settlements include a dismissal with prejudice of the ERISA and securities cases and a full release as to certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. The Company also received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to evaluate the shareholder demand. As a component of the MDL Settlements, the Special Committee determined not to assert these claims; however, it has retained the right to assert the claims as affirmative defenses and setoffs against any action to collect on a proof of claim filed by those individuals named in the demand for derivative action should the Company determine that it is in its best interests to do so.

As a result of the MDL settlement, as of September 30, 2007, Delphi has a liability of $361 million recorded for this matter. The expense for this matter is $21 million and $353 million for the three and nine months ended September 30, 2007, respectively. As previously disclosed, Delphi maintains directors and officers insurance providing coverage for losses incurred by the Company of up to $100 million, subject to a $10 million deductible. Delphi’s insurance coverage contains a standard exclusion provision that may apply should there be a judgment or final adjudication that establishes a deliberate criminal or deliberate fraudulent act was committed by a past, present or future Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or General Counsel. Delphi had previously recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006 as at such date no other amount was deemed probable and estimable. As discussed above, in conjunction with the MDL settlement, Delphi expects to receive recoveries of $148 million for the settlement amounts from insurers, underwriters and third-party reimbursements. As of September 30, 2007 none of these recoveries have been recorded because the MDL Settlements are pending Court approval.

Bankruptcy Related Litigation

For information on Delphi’s reorganization cases, including adjourned motions filed by Delphi under sections 1113, 1114, and 365 of the Bankruptcy Code, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan.

As previously disclosed, Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, has filed notices of appeal from the orders approving the UAW Supplemental Agreement, the UAW Special Attrition Program, and the IUE-CWA Special Attrition Program. The appeals have been placed in suspense. Wilmington Trust was required to file a brief with respect to its appeal of the UAW Supplemental Agreement by September 15, 2007, and Wilmington Trust may be required to file a brief with respect to its appeal of the UAW Special Attrition Program by December 31, 2007. In addition, on May 7 and July 19, 2007, the federal district court held status hearings regarding the Wilmington Trust appeal with respect to the IUE-CWA Special Attrition Program. Pursuant to an order entered following the status conference on July 19, 2007, briefing remains suspended. The next status conference on the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program is scheduled for December 4, 2007. Delphi does not expect the resolution of the appeals to have a material impact on its financial statements.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Delphi has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although it is Delphi’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during the past three years, Delphi is preparing to spend $11 million to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering

Division facility, to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, Delphi cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not be material.

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

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Barrel Fill Site located in Tremont City, Ohio. In September 2002, Delphi and other PRPs entered into a Consent Order with the Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the site. The Remedial Investigation has been completed, and an Alternatives Array Document has been finalized. A Feasibility Study and Record of Decision are expected to be completed in 2008. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, it appears that the State of Ohio will oppose that remedy. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of September 30, 2007, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase to $20 million in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi is in various stages of investigation and cleanup at its manufacturing facilities where contamination has been discovered. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, Delphi completed a number of environmental investigations during 2006 as it continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. These assessments identified previously unknown conditions and led to new information that allowed Delphi to update its estimate of required remediation for previously identified conditions and resulted in Delphi recording an adjustment to our environmental reserves. As Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified and as known conditions are further delineated. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

As of September 30, 2007 and December 31, 2006, Delphi’s reserve for environmental investigation and remediation was $120 million and $118 million, respectively. As of December 31, 2006, $3 million of the reserve was recorded in liabilities subject to compromise. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999.

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

We adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see Note 1. Basis of Presentation to the consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates during the first nine months ended September 30, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility and to obtain an extension of term or other amendments as necessary to maintain access to such facility; the terms of any reorganization plan ultimately confirmed; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; the Company’s ability to satisfy the terms and conditions of the EPCA; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the risk factors in Part I. Item 1A. Risk Factors, contained therein and the Company’s quarterly periodic reports for the subsequent periods, including the risk factors in Part II. Item 1A. Risk Factors, contained therein, filed with the SEC. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies. A plan of reorganization could result in holders of Delphi’s common stock receiving no distribution on account of their interest and cancellation of their interests. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have little or no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in Delphi’s common stock or other equity interests or any claims relating to prepetition liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2007. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2006, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of these material weaknesses, the impact of such weaknesses on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006, which was filed on February 28, 2007, and which is incorporated by reference into this Item 4.

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

As a result of complexities experienced during the deployment of the Company’s enterprise software solution at certain North American operations of our Electrical/Electronics Architecture segment, the Company has extended its deployment timetables beyond 2007. Accordingly, our material weakness regarding Inventory Accounting Adjustments as disclosed in Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006 will not be remediated by December 31, 2007. The Company continues to utilize compensating controls, including cycle counts and full physical inventories at the affected sites, to mitigate the potential risk arising from this material weakness.

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

Except as discussed in Note 17. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2006.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and as further supplemented below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As noted in Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources, we are supplementing cash flow from operations through draws on our debtor-in-possession facility. Our debtor-in-possession facility expires on December 31, 2007. We are currently seeking an amendment that extends the facility and expect the amendment will become effective in November 2007. Failure to secure such amendment or to continue to operate pursuant to the terms of the current debtor-in-possession would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of 2007, no matters were submitted to a vote of security holders.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

2(a)	Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, dated September 6, 2007, and Disclosure Statement With Respect to Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession dated September 6, 2007, incorporated by reference to Exhibit 99(a) and Exhibit 99(b), respectively, to Delphi’s Report on Form 8-K filed September 7, 2007.
3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3 (b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
4(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit(4)(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005, as amended by the Second Amendment thereto, which is incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K dated January 18, 2007, as amended by the Third Amendment thereto, dated August 2, 2007, which is incorporated by reference to Delphi’s Report on Form 10-Q, dated June 30, 2007.
10(a)	Memorandum of Understanding between Delphi Corporation and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America and General Motors Corporation, dated August 5, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(b)	Memorandum of Understanding between Delphi Corporation and the International Association of Machinists and Aerospace Workers and its District 10 and Tool and Die Makers Lodge 78 and General Motors Corporation, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(c)	Memorandum of Understanding between Delphi Corporation and the International Brotherhood of Electrical Workers and its Local 663 and General Motors Corporation, relating to Delphi Electronics and Safety, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(d)	Memorandum of Understanding between Delphi Corporation and the International Brotherhood of Electrical Workers and its Local 663 and General Motors Corporation, relating to Delphi’s Powertrain division, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(e)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 18S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(f)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 101S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(g)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 832S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
10(h)	Memorandum of Understanding between Delphi Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L and General Motors Corporation, relating to Delphi’s operations at Home Avenue, dated August 16, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed September 4, 2007.

Exhibit
Number	Exhibit Name

10(i)	Memorandum of Understanding between Delphi Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L and General Motors Corporation, relating to Delphi’s operations at Vandalia, dated August 16, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed September 4, 2007.
10(j)	Order entered by the United States District Court to preliminarily certify the class and approving the settlement of the Multidistrict Litigation, including the Stipulation and Agreement of Settlement With Certain Defendants — Securities, Stipulation and Agreement of Settlement With Certain Defendants — ERISA Actions, and Stipulation and Agreement of Insurance Settlement, each dated August 31, 2007, incorporated by reference to Exhibit 99(a), 99(b), and 99(c), respectively, to Delphi’s Report on Form 8-K filed September 5, 2007.
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
(Registrant)

November 6, 2007	/s/ Thomas S. Timko
Thomas S. Timko Chief Accounting Officer and Controller