Form 10-K
period 2007-12-31
DELPHI CORP
filed 2008-02-19
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

As of June 29, 2007, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant, was approximately $1.3 billion. The closing price of the Common Stock on June 29, 2007 as reported on Pink Sheets, LLC, a quotation service for over the counter securities, was $2.37 per share. As of June 29, 2007, the number of shares outstanding of the registrant’s Common Stock was 561,781,590 shares.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share as of January 31, 2008, was 563,477,461.

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

As further described below, Delphi Corporation (referred to as “Delphi,” the “Company,” “we,” or “our”) and certain of its United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Court”) and are currently operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, have continued their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

Overview. Delphi is a leading global supplier of mobile electronics and transportation systems, including powertrain, safety, thermal, controls and security systems, electrical/electronic architecture, and in-car entertainment technologies. Engineered to meet and exceed the rigorous standards of the automotive industry, Delphi technology is also found in computing, communications, energy and medical applications. Delphi was incorporated in 1998 in contemplation of its separation from GM in 1999 (the “Separation”). Technology developed and products manufactured by Delphi are changing the way drivers interact with their vehicles. Delphi is a leader in the breadth and depth of technology to help make cars and trucks smarter, safer and better. The Company supplies products to nearly every major global automotive original equipment manufacturer.

In addition, since the Separation, Delphi has diversified its customer base by taking advantage of its technological and manufacturing core competencies. Delphi has entered and continues to pursue additional opportunities in adjacent markets such as in communications (including telematics), computer components, automotive aftermarket, energy and the medical devices industry.

We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in major regions of the world. We operate our business along the following reporting operating segments that are grouped on the basis of similar product, market and operating factors:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, commercial/industry applications and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	Corporate and Other, which includes the Product and Service Solutions business which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, including certain historical pension, postretirement and workers’ compensation benefit costs, and the elimination of inter-segment transactions.

We also have non-core steering and halfshaft product lines and interiors and closures product lines that are reported in discontinued operations for accounting purposes. Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line was part of our Automotive Holdings Group segment. Refer to Note 5. Discontinued Operations to the consolidated financial statements for more information.

Chapter 11 Cases. On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code, and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and Court orders. In general, as debtors-in-possession, the Debtors are authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court. All vendors are being paid for all goods furnished and services provided in the ordinary course of business after the Petition Date.

Delphi’s non-U.S. subsidiaries were not included in the filings, continue their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code. Nevertheless, we have been and will continue to seek to optimize our global manufacturing footprint to lower our overall cost structure. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE. On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity. In an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso, which provided DASE support by managing the process of closing the Puerto Real site in Cadiz, Spain in accordance with applicable Spanish law. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information.

First Day and Other Operational Orders. At the commencement of the chapter 11 cases, the Court entered a number of orders intended to generally stabilize the Debtors’ operations and allow the Debtors to operate substantially in the ordinary course of business. These orders covered, among other things, human capital obligations, supplier relations, customer relations, business operations (including payment of certain prepetition payables to certain shippers, warehousemen and contractors), cash management, and retention of certain professional service providers.

Statutory Committees. On October 17, 2005, the Court formed a committee of unsecured creditors in the chapter 11 cases (the “Creditors’ Committee”). On April 28, 2006, the U.S. Trustee, acting pursuant to the Court’s order issued March 30, 2006, formed an equity committee, to represent holders of Delphi’s common stock in the chapter 11 cases (the “Equity Committee”). The Creditors’ Committee and the Equity Committee supported Delphi’s Amended Plan as described below under “Plan of Reorganization, Transformation Plan.”

Debtor-in-Possession Financing. On October 28, 2005, the Court entered an order granting Delphi’s request for $2.0 billion in senior secured debtor-in-possession (“DIP”) financing provided by a group of lenders led by JPMorgan Chase Bank and Citigroup Global Markets, Inc. The Court also approved an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under its prepetition credit facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand were used to fund postpetition operating expenses, including supplier obligations and employee wages, salaries and benefits. On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion to refinance both its $2.0 billion DIP financing and Delphi’s $2.5 billion prepetition secured indebtedness. On January 9, 2007, Delphi entered into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximately $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report for further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of Delphi’s Refinanced DIP Credit Facility, as amended through the date hereof.

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

Contract Rejection and Assumption Process. Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the chapter 11 cases have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts. For additional information, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Reorganization and Transformation Plan in this Annual Report.

Treatment of Prepetition Claims; Proofs of Claim. Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay of proceedings provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. On April 12, 2006, the Court entered an order establishing July 31, 2006 as the bar date. The bar date was the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants wish to receive any distribution in the chapter 11 cases. On April 20, 2006, the Debtors commenced notification, including publication, to all known actual and potential creditors, informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. The rights of and ultimate payments by the Debtors under prepetition obligations are set forth in the Amended Plan, as referenced below. For additional information, refer to Item 7. Management’s Discussion and Analysis and Results of Operations — Plan of Reorganization and Transformation Plan in this Annual Report and Note 13. Liabilities Subject to Compromise to the consolidated financial statements in this Annual Report.

Plan of Reorganization and Transformation Plan. On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, including agreements reached with each of Delphi’s principal U.S. labor unions and GM, a plan to streamline our product portfolio and make the necessary manufacturing alignment with our new focus, transform our cost structure and resolve our pension funding situation. At a Court hearing on September 27, 2007, Delphi stated

that the current dynamics of the capital markets prompted Delphi to consider whether amendments to the Plan filed on September 6 might be necessary. Delphi commenced its Disclosure Statement hearing on October 3, 2007, and after resolving certain objections, requested that the hearing continue on October 25, 2007. During October and November, the Court granted additional requests by Delphi to further continue the hearing on the adequacy of the Disclosure Statement to allow Delphi to negotiate potential amendments to the Plan and the related agreements with its stakeholders, including the comprehensive agreements reached with GM and the Equity Purchase and Commitment Agreement (“EPCA”) between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated August 3, 2007 and ultimately amended on December 10, 2007. On December 3, 2007, Delphi filed further potential amendments to the Plan, the comprehensive agreements reached with GM, the EPCA, and the related Disclosure Statement and on December 4, 2007 Delphi announced that it had reached agreement in principle on these amendments with the Creditors’ Committee, the Equity Committee, GM, and the Investors. After a hearing on the adequacy of the proposed Disclosure Statement on December 6 and 7, 2007, on December 10, 2007, Delphi filed its first amended joint Plan of Reorganization (“Amended Plan”) and its first amended Disclosure Statement with respect to the Amended Plan (“Amended Disclosure Statement”). The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2008, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order entered by the Court on January 25, 2008, after conclusion of a hearing on confirmation of the Amended Plan that took place on January 17, 18, and 22, 2008.

In accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Amended Plan, the U.S. labor agreements, and the comprehensive settlement agreements with GM become effective. The Amended Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

Effectiveness of the Amended Plan is subject to a number of conditions, including the completion of the transactions contemplated by the EPCA, the entry of certain orders by the Court and the obtaining of exit financing. The transactions contemplated by the EPCA also are subject to a number of conditions. On November 6, 2007, the Court entered an order authorizing the Debtors to enter into and perform all obligations under a “best efforts” engagement letter and fee letter with JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., in connection with an exit financing arrangement comprised of: (i) a senior secured first lien asset-based revolving credit facility in an aggregate principal amount of $1.6 billion; (ii) a senior secured first-lien term facility in an aggregate amount of $3.7 billion; and (iii) a senior secured second-lien term facility in the amount of $1.5 billion. There can be no assurances that such exit financing will be obtained or such other conditions will be satisfied, and we cannot assure you that the Amended Plan will become effective on the terms described herein or at all. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in this Annual Report.

If the Amended Plan does not become effective as described herein, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by a company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

For more detailed information regarding the current status of our chapter 11 cases as relevant to the consolidated financial statements and results of operation of Delphi and its subsidiaries, and the terms of the Amended Plan, including potential recoveries to stakeholders, the agreements reached with our U.S. labor unions and comprehensive settlement agreements reached with GM, and the terms of the EPCA, see Item 7. Management’s Discussion & Analysis and Results of Operations — Plan of Reorganization and Transformation Plan.

Additional information on Delphi’s filing under the Bankruptcy Code, including access to Court documents and other general information about the chapter 11 cases, is available online at www.delphidocket.com. Financial information available on that website generally is prepared according to the requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in Delphi’s consolidated financial statements prepared in accordance with U.S. GAAP and filed under the U.S. securities laws. Moreover, the materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to Delphi’s stock or debt or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (“SEC”).

Industry

The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. The VM market is characterized by short-term volatility, with overall expected long-term growth of vehicle sales and production. Demand for automotive parts in the VM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment and other trends. Although VM demand is tied to planned vehicle production, the automotive parts industry also has the opportunity to grow through increasing product content per vehicle, further penetrating business with existing customers and by gaining new customers and markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

We believe that continuously increasing demands of society have created the emergence of three “mega-trends” that will serve as the basis for the next wave of market-driven technology advancement. Delphi’s challenge is to continue developing leading edge technology focused on addressing these mega-trends, apply that technology toward products with sustainable margins that enable our customers, both VMs and others, to produce distinctive market-leading products, and use the chapter 11 process to address the competitiveness of our core U.S. operations and lower our overall cost structure. As part of our transformation plan we have identified a core portfolio of products that draw on our technical strengths and align with these “mega-trends” where we believe we can provide differentiation to our automotive, aftermarket, and adjacent markets customers. For more information on our core product portfolio refer to Item 1. Business — Products and Competition in this Annual Report.

Safe. The first mega-trend — “Safe,” represents technologies aimed not just at protecting vehicle occupants when a crash occurs, but those that actually proactively mitigate the risk of a crash occurring. VMs continue to focus on improving occupant and pedestrian safety in order to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are competing intensely to develop and market new and alternative technologies, such as advanced occupant protection systems, lane departure warning systems and collision avoidance technologies.

Green. The second mega-trend — “Green,” represents technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. VMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. As a result, suppliers are competing intensely to develop and market new and alternative technologies, such as hybrid vehicles, fuel cells, and diesel engines to improve fuel economy and emissions. Green is a key mega-trend today because of the convergence of several issues: global warming, higher oil prices, increased concern about oil dependence, and recent and pending legislation in the U.S. and overseas regarding fuel economy and carbon dioxide emissions.

Connected. The third mega-trend — “Connected,” represents technologies designed to seamlessly integrate the highly complex electronic world in which automotive consumers live, into the cars that they drive, so that time in a vehicle is more productive and enjoyable. The technology content of vehicles continues to increase as consumers demand greater safety, personalization, entertainment, productivity and convenience while driving. Advanced technologies offering mobile voice and data communication such as those used in our mobile electronics products coupled with global positioning systems and in-vehicle entertainment continue to be key products in the transportation industry.

These mega-trends are expected to create growth and opportunity for VMs and their suppliers that can meet these consumer demands. In response to these mega-trends, which are largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options that take advantage of increased communication abilities in vehicles, as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety through crash avoidance and occupant protection systems, VMs are expanding the electronic and technological content of vehicles. Electronics integration, which generally refers to products that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, allows VMs to achieve substantial reductions in weight and mechanical complexity, resulting in easier assembly, enhanced fuel economy, improved emissions control and better vehicle performance.

Additionally, Delphi believes that several key operational trends have reshaped the automotive parts industry over the past several years. These trends are impacting product design and focus, VM sourcing decisions and global footprint. In addition, increasing competition from non-U.S. suppliers coupled with lower volumes of domestic VMs is driving further consolidation in the domestic supplier industry.

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

Pricing Pressures. The cost-cutting initiatives adopted by VMs result in increased downward pressure on pricing. Our customer supply agreements generally require step downs in component pricing over the period of production. VMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive VMs, and, as such, Tier 1 suppliers are subject to substantial continuing pressure from VMs to reduce the price of their products. We anticipate continued pricing pressure as VMs pursue restructuring and cost cutting initiatives.

Global Capability, Industry Consolidation and Restructuring. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms, which typically are designed in one location but produced and sold in various geographic markets around the world. Broader global markets for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations have driven industry consolidation as suppliers work to establish capabilities within the major regions, as they follow their customers. The trend of consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. Additionally, the combination of decreasing volumes of domestic VMs, and increasing competition from non-U.S. VMs and transplant suppliers, who generally have lower and more flexible cost structures, have accelerated the pace of consolidation and the need of many domestic suppliers, including Delphi, to restructure operations and refocus product design and development to enable them to compete more effectively.

Research, Development and Intellectual Property

Delphi maintains technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2007, we employed approximately 18,500 engineers, scientists and technicians around the world, including 16,000 at our technical centers and customer centers, with over one-third focused on electronic and high technology products, including software algorithm development. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products, and during 2007 we maintained our total expenditures for research and development activities (including engineering) despite cost pressures in other aspects of our business. Total expenditures for research and development activities (including engineering) were approximately $2.0 billion, $2.0 billion, and $2.1 billion for the years ended December 31, 2007, 2006, and 2005, respectively. We seek to maintain our research and development activities in a more focused product portfolio and to allocate our capital and resources to those products with distinctive technologies and greater electronics content; however, our ability to do so will depend significantly on our ability to continue to generate sufficient cash from operations over and above that which is needed to support ongoing operations and the significant reorganization activity planned.

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

Materials

The principal raw materials we use to manufacture our products include aluminum, copper, resins, and steel. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

For the past three years, we were challenged by commodity cost increases, most notably steel, resins, aluminum and copper. We continue to proactively work with our suppliers and customers to manage these cost pressures. Despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2007. In the case of copper, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products, though in some cases there is a lapse of time before we are able to pass price increases through to our customers. To date, due to existing contractual terms, our success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms that allow us to recover the actual commodity costs we are incurring. Steel supply has continued to be constrained and commodity cost pressures intensified as our supply contracts expired during 2007. We expect commodity cost pressures will continue during 2008. We have been seeking to manage these cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers and other means. Additionally, Delphi manages its exposure to fluctuations in certain commodity prices, particularly various non-ferrous metals used in our manufacturing operations, by entering into a variety of forward contracts and swaps with various counterparties. We expect to be continually challenged to maintain costs as demand for our principal raw materials will be significantly impacted by demand in emerging markets, particularly in China and India. Despite the challenges identified above, in 2007 Delphi achieved net material performance (including cost adjustments from suppliers, material cost improvement initiatives and commodity market changes) on a year-over-year basis.

Employees-Union Representation

As of December 31, 2007, we employed approximately 169,500 people (28,400 in the U.S., and 141,100 outside of the U.S.): approximately 36,100 salaried employees and approximately 133,400 hourly employees. On a comparable basis, as of December 31, 2006, we employed approximately 171,400 people (34,600 in the U.S., and 136,800 outside of the U.S.): approximately 36,700 salaried employees and approximately 134,700 hourly employees. Our unionized employees are represented worldwide by approximately 50 unions, including the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America (“IUE-CWA”), the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”), and Confederacion De Trabajadores Mexicanos (“CTM”). As of December 31, 2007 and 2006, approximately 14,200 and 18,300 hourly employees were represented by the UAW, approximately 2,000 and 1,900 by the IUE-CWA and approximately 500 and 1,100 by the USW and other unions, respectively.

In 2006, the Court entered orders authorizing Delphi to enter into an attrition program and supplemental attrition program with GM and the UAW (the “UAW Attrition Programs”), which offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The programs also provided a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. The programs also provided buyout payments which, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. In addition, employees who elected to participate in the UAW Attrition Programs were eligible to retire as employees of Delphi or flow back to GM and retire. During 2006, approximately 10,000 employees elected to flow back to GM and retire. Although GM agreed to assume the postretirement healthcare and life insurance coverages for these retirees, due to the volume of retirements, GM was unable immediately to transition these retirees to GM healthcare and life insurance plans. Delphi agreed to administer health and life insurance coverage for these retirees during the transition period and GM agreed to reimburse Delphi for the actual costs of providing such coverage.

Also in 2006, Delphi, GM, and the IUE-CWA reached agreement on the terms of a special attrition program which mirrored in all material respects the UAW Attrition Programs. The lump sum incentive payments of $35,000 per eligible employee and one-half of the $40,000 to $140,000 buyout payments are being paid by Delphi and reimbursed by GM. GM will receive an allowed prepetition general unsecured claim equal to the amount it reimburses Delphi for the buyout payments. The IUE-CWA special attrition program (the “IUE-CWA Special Attrition Program”) was approved by the Court by order entered on July 7, 2006.

Wilmington Trust Company (“Wilmington Trust”), as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the Court’s order approving the UAW Special Attrition Program. On July 17, 2006, Wilmington Trust filed a notice of appeal from the order approving the UAW Supplemental

Agreement and the IUE-CWA Special Attrition Program. The appeals have been placed in suspense and resolution is not expected to have a material impact on Delphi’s financial condition or results of operations.

On March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June, and thereafter was adjourned on several occasions. In June, July and August 2007, Delphi signed agreements with its principal U.S. labor unions which settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions, covering a four-year term with each union. The UAW settlement agreement includes extending, until March 31, 2008, our obligation to indemnify GM if certain GM-UAW benefit guarantees are triggered. The U.S. labor settlement agreements include workforce transition programs which provide eligible employees with transformation plan options which, depending on the particular agreement, included (1) attrition options similar to the previously-approved attrition programs, (2) flowback rights to eligible Delphi employees who do not elect the attrition options, (3) provision of lump sum buy-down payments for traditional eligible employees who do not elect to leave Delphi, and (4) severance payments and supplemental unemployment benefits to eligible employees who are permanently laid off prior to September 14, 2011. During 2007, approximately 1,300 employees eligible to participate in the attrition programs encompassed in the workforce transition programs elected to leave Delphi. Refer to Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Products and Competition

Although the overall number of our competitors has decreased due to ongoing industry consolidation, the automotive parts industry remains extremely competitive. VMs rigorously evaluate suppliers on the basis of product quality, price competitiveness, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.

Delphi’s critical success factors for original equipment manufacturers include:

•	developing products and technologies that are aligned with VMs’ and aftermarket customers’ needs and expectations for value; and

•	managing our overall cost structure so that we preserve operational flexibility, offer products at competitive prices and continue to invest in new technologies and product development, including managing our global manufacturing footprint to ensure proper placement and workforce levels aligned with business needs, offering competitive wages and benefits, maximizing efficiencies in manufacturing processes, and reducing overall material costs.

Core Product Portfolio. Delphi focused its product portfolio on those core technologies for which we believe we have significant competitive and technological advantages. Delphi will concentrate the organization around the following core strategic product lines:

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

Delphi’s organizational structure and management reporting support the management of these core product lines. Our current product offerings are organized in the following five operating segments: Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems, as well as the Automotive Holdings Group. Our operating segment product offerings and principal competitors as of December 31, 2007 are described below. Refer to Note 21. Segment Reporting to the consolidated financial statements and Management’s Discussion and Analysis and Results of Operations in this Annual Report for additional financial information regarding each operating sector. In addition to these five operating segments, we have product sales in the automotive aftermarket, consumer electronics and the medical device industry which are reported in the Corporate and Other segment and we have steering and halfshaft product sales and interiors and closures product sales which are reported in discontinued operations.

Below is a summary of financial information related to each of our segments followed by a description of our segment product offerings and principal competitors.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other(a)	Total
	(in millions)

2007:
Net sales	$5,035	$5,663	$5,968	$2,412	$2,946	$259	$22,283
Operating income (loss)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
2006:
Net sales	$5,093	$5,565	$5,365	$2,607	$3,638	$469	$22,737
Operating income (loss)	$188	$(128)	$(110)	$(170)	$(488)	$(3,834)	$(4,542)
2005:
Net sales	$5,319	$5,697	$5,310	$2,576	$3,777	$715	$23,394
Operating income (loss)	$154	$(514)	$248	$(160)	$(696)	$(1,009)	$(1,977)

(a)	Corporate and Other, which includes the Product and Service Solutions business which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, including certain historical pension, postretirement and workers’ compensation benefit costs, and the elimination of inter-segment transactions.

Refer to Note 21. Segment Reporting for discussion on significant items included in the segment operating income.

Continuing Operations

Electronics and Safety. This segment offers a wide range of electronic and safety equipment in the areas of controls, security, entertainment, communications, safety systems and power electronics.

•	Controls and security products primarily consist of body computers, security systems, displays and mechatronics (interior switches, integrated center panel, gear shift sensors).

•	Entertainment and communications business primarily consists of advanced reception systems, digital receivers, satellite audio receivers, navigation systems, rear-seat entertainment, and wireless connectivity.

•	Safety systems primarily consist of airbags, occupant detection systems, collision warning systems, advanced cruise control technologies, safety electronics, seat belts, and steering wheels.

•	Power electronics primarily consist of power modules, inverters and converters and battery packs.

Principal competitors in the Electronics and Safety segment include Continental AG, Denso Corporation, Valeo Inc., Bosch Group, Autoliv Inc. and TRW Automotive.

Powertrain Systems. This segment offers high quality products for complete engine management systems (“EMS”) to help optimize performance, emissions and fuel economy.

•	The gasoline EMS portfolio features fuel injection and air/fuel control, valve train, ignition, sensors and actuators, transmission control products, exhaust systems and powertrain electronic control modules with software, algorithms and calibration.

•	The diesel EMS product line offers high quality common rail system technologies and they are selected by many of the world’s top automakers.

•	Supply integrated fuel handling systems for gasoline, diesel, flexfuel and biofuel configurations.

•	Innovative evaporative emissions systems that are recognized as industry-leading technologies by our customers in North America and Europe.

Principal competitors in the Powertrain Systems segment include Bosch Group, Denso Corporation, Magneti Marelli Powertrain USA, Inc. and Continental AG.

Electrical/Electronic Architecture. This segment offers complete Electrical/Electronic Architectures for our customer-specific needs that help reduce production cost, weight and mass, and improve reliability and ease of assembly.

•	High quality connectors are engineered primarily for use in the automotive and related markets, but also have applications in the aerospace and military and telematics sectors.

•	Electrical centers provide centralized electrical power and signal distribution and all of the associated circuit protection and switching devices, thereby optimizing the overall vehicle electrical system.

•	Distribution systems are integrated into one optimized vehicle electrical system utilizing smaller cable and gauge sizes and ultra-thin wall insulation.

Principal competitors in the Electrical/Electronic Architecture segment include Yazaki Corporation, Sumitomo, Lear Corporation, Molex Inc. and Tyco International.

Thermal Systems. This segment offers energy efficient thermal system and component solutions for the automotive market and continues to develop applications for the non-automotive market. Delphi’s Automotive Thermal Products are designed to meet customers’ needs for powertrain thermal management and cabin thermal comfort (climate control).

•	Main powertrain cooling products include condenser, radiator and fan module assemblies and components, which includes radiators, condensers and charge air cooling heat exchangers.

•	Climate control portfolio includes HVAC modules, with evaporator and heater core components, compressors and controls.

Principal competitors in the thermal automotive segment include Behr GmbH & Co. KG, Denso Corporation, Valeo Inc. and Visteon Corporation.

Automotive Holdings Group. This segment is comprised of select plant sites and non-core product lines that we will seek to sell or wind-down.

•	Products manufactured include: suspension components and brake components.

Sales are predominantly to GM or Tier 1 suppliers that ultimately sell our products to GM.

Discontinued Operations

Steering Business. The halfshaft and steering system products are reported in discontinued operations.

•	Halfshaft products include products for a wide range of torque capacities to improve steering feel and enhance handling characteristics.

•	Steering system products include steering columns, intermediate shafts, rack & pinion gears, integral gears, power steering pumps, power steering hoses, and electric power steering.

Principal competitors in halfshaft products include GKN Driveline and NTN Corporation. Principal competitors in steering systems include JTEKT Corporation, ZF Friedrichshafen AG, TRW Automotive, NSK Corporation, ThyssenKrupp Presta, and Mando Corporation.

Interiors and Closures Business. The cockpit and interiors and integrated closures products are reported in discontinued operations. The interiors and closures business offers interiors and closure system products that address customers styling, quality and performance requirements.

•	Interiors products include instrument panels, consoles, and fully assembled in-sequence cockpits.

•	Closures products include door and rear compartment latches, window lift systems, and fully assembled and tested door modules.

Principal competitors in interior systems include JCI, IAC, Magna, Draxlmaier and Faurecia. Principal competitors in closure systems include Magna, Keikert, Brose and Valeo.

Customers

We primarily sell our products and services to the major global vehicle manufacturers (“VMs”). GM sales include GM and its consolidated subsidiaries. Sales to GM’s non-consolidated subsidiaries (such as Shanghai GM) and sales to other Tier 1 suppliers that sell directly to GM is classified as sales to other customers. As a percentage of sales from continuing operations, our sales to customers other than GM were 63% in 2007. Our business with customers other than GM has increased since the Separation. While we expect our non-GM business to continue to increase, we anticipate that GM will remain our largest customer for a period of time due to forward commitments to supply relationships and our historic relationship with GM. Our sales to GM continue to decline, principally due to the elimination of non-core businesses and, to a lesser degree, declining GM production, the impact of customer driven price reductions, as well as GM’s diversification of its supply base and ongoing changes in our vehicle content and the product mix supplied. Delphi currently supplies parts to VMs in every region globally. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our VM customers and to other distributors and retailers (“Independent Aftermarket”). While we intend to continue to focus on retaining and winning GM’s business in each of our core strategic product lines, we cannot provide assurance that we will succeed in doing so. Additionally, our revenues may be affected by changes in GM’s business or market share and that impact will likely vary by region.

The following table shows our total net sales for continuing operations for each of the last three years:

			Total Net Sales
	Year Ended December 31,
	2007		2006		2005
Customer	$	%	$	%	$	%
	(dollars in millions)

GM-North America	$6,351	28%	$7,443	33%	$8,429	36%
GM-International	1,560	7%	1,351	6%	1,314	6%
GM-SPO	390	2%	550	2%	753	3%

Total GM	8,301	37%	9,344	41%	10,496	45%
Other customers	13,982	63%	13,393	59%	12,898	55%

Total net sales	$22,283	100%	$22,737	100%	$23,394	100%

Included in sales to other customers in the foregoing table are sales to all customers other than GM and its consolidated subsidiaries, including sales to other major global VMs and sales to Tier 1 suppliers who ultimately sell to GM. Sales to four of these other major global VMs exceeded $750 million in 2007 including Ford Motor Company, Chrysler Corporation, Volkswagen Group and Renault/Nissan Motor Company, Ltd. Also included in sales to other customers are sales to independent aftermarket customers, consumer electronics customers, manufacturers of medium-duty and heavy-duty trucks, off-road equipment and other new customers beyond our traditional automotive customer base.

Sales Backlog

We receive VM purchase orders for specific components supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, and do not require the customer to purchase a minimum quantity. Customers can impose competitive pricing provisions on those purchase orders each year, potentially reducing our profit margins or increasing the risk of our losing future sales under those purchase orders. Additionally, our largest customer, GM, reserves a right to terminate for convenience on certain of our long-term supply contracts (see “Arrangements Between Delphi and GM, VM Supply Arrangements” below). Termination for convenience means GM can terminate the contract at any time for any reason. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or dealer inventory levels.

Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of VM production over such periods, we believe that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for VM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved. Accordingly, even though we have purchase orders covering multiple model years, they do not require the customer to purchase a minimum quantity.

The composition of our purchase orders and arrangements as measured by terms and conditions, pricing, and other factors has remained largely consistent.

Delphi’s Global Operations

Information concerning principal geographic areas for continuing operations is set forth below. Net sales data reflects the manufacturing location for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,
	2007				2006				2005
	Net Sales				Net Sales				Net Sales
		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property
	(dollars in millions)

North America	$6,782	$4,975	$11,757	$1,906	$8,040	$5,881	$13,921	$2,024	$9,223	$6,094	$15,317	$2,450
Europe, Middle East, & Africa	1,002	6,396	7,398	1,476	879	5,463	6,342	1,539	860	5,381	6,241	1,507
Asia Pacific	76	2,105	2,181	341	71	1,700	1,771	367	80	1,111	1,191	328
South America	441	506	947	140	354	349	703	136	333	312	645	128

Total	$8,301	$13,982	$22,283	$3,863	$9,344	$13,393	$22,737	$4,066	$10,496	$12,898	$23,394	$4,413

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

We have substantial operations in major regions of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal, as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Accordingly, our results reflect this seasonality.

Environmental Compliance

We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during the past three years, Delphi expects to spend $11 million over the course of the next year to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering Division facility to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.

Delphi is also subject to complex laws governing the protection of the environment and requiring investigation and remediation of environmental contamination. Delphi is in various stages of investigation and remediation at its manufacturing sites where contamination has been discovered. Additionally, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in 2008. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2007, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

As of December 31, 2007 and 2006, our reserve for environmental investigation and remediation was approximately $112 million and $118 million, respectively, including approximately $3 million within liabilities subject to compromise at December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation. Delphi completed a number of environmental investigations during 2006 in conjunction with our transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to our environmental reserve of approximately $70 million in 2006. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2007 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2007, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $105 million.

Other

As mentioned above, Delphi continues to pursue its transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. As such, Delphi continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to incur additional and possibly material costs or demolition obligations in the future. In 2007, Delphi commissioned building demolition assessments for certain sites that may ultimately be demolished or sold in the next few years. These assessments provided detailed estimates of quantities of asbestos at these particular sites and detailed cost estimates for remediation of that asbestos, which resulted in a $14 million revision to the existing estimates increasing the related asset retirement obligations.

Arrangements Between Delphi and GM

The Separation of Delphi from GM was effective January 1, 1999, at which time we assumed the assets and related liabilities of GM’s automotive components businesses. In connection with the Separation, we entered into agreements allocating assets, liabilities, and responsibilities in a number of areas including taxes, environmental matters, intellectual property, product liability claims, warranty, employee matters, and general litigation claims. We agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-Separation. The UAW settlement agreement includes extending, until March 31, 2008, our obligation to indemnify GM if certain GM-UAW benefit guarantees are triggered. In addition, we agreed to keep GM informed of any proposal to close a plant, eliminate a product line or divest of a division, and in good faith reasonably consider GM’s concerns. GM in turn agreed that it would not unreasonably withhold its consent to assignment of existing contracts with GM relating to the business being sold to a qualified buyer.

During 2007, Delphi and GM entered into comprehensive settlement agreements consisting of a Global Settlement Agreement (“GSA”) and Master Restructuring Agreement (“MRA”). The GSA and MRA, which comprise a part of the Amended Plan, were approved in the order confirming the Amended Plan entered on January 25, 2008. Together, these agreements provide for a comprehensive settlement of all outstanding issues between Delphi and GM, including issues arising out of or related to the Separation. For more information regarding these matters, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Reorganization and Transformation Plan, GM in this Annual Report.

Product Portfolio. As part of its transformation plan, Delphi identified non-core product lines that do not fit into Delphi’s future strategic framework, which we are seeking to sell or wind-down. Any sale or wind-down process, however, is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines. Generally we are seeking GM’s support with respect to any sale of product lines which could impact their business, including seeking their support (and consent, where required) to assign GM contracts. Our ability to obtain or require GM’s consent to an assignment of its existing agreements to a prospective buyer of a product line will also be impacted by the extent to which we exercise our rights to reject, or assign and assume, contracts under the Bankruptcy Code. In addition, during 2007 Delphi and GM entered into comprehensive settlement agreements. For more information regarding these matters, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan, GM in this Annual Report.

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

Our supply contracts also cover service parts we provide to GM for sale to GM-authorized dealers worldwide. Generally, similar to supply contracts with many other North American VMs, the unit pricing on service parts that are not “past model” will continue at the prices charged to GM in a range of three to five years after such service parts go “past model.” The term “past model” refers to parts for vehicles that are no longer in production. Thereafter, unit prices for such service parts will be negotiated between the parties. The terms and pricing of other value-added services, such as special packaging and shipping agreements and other aftermarket products, are negotiated separately and captured in the supply contracts.

On March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covered approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was scheduled to commence on September 28, 2006, but was adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the motion. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. The issues that gave rise to the GM contract rejection motion were resolved under the terms of the GSA and the MRA. Pursuant to the GSA, Delphi filed a stipulated order withdrawing the GM contract rejection motion, which was entered by the Court on January 7, 2008.

Employee Matters. As part of the Separation, we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with our Separation from GM,

GM granted the UAW-, IUE-CWA- and USW-represented employees guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees. We have entered into an agreement with GM that requires us to indemnify GM if GM is called to perform under the GM-UAW guarantee, which indemnification obligations remained in effect until October 18, 2007. During the second quarter of 2007, Delphi signed an agreement with the UAW, and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. The UAW settlement agreement includes extending, until March 31, 2008, our obligation to indemnify GM if certain GM-UAW benefit guarantees are triggered. Portions of these agreements have already become effective, while other portions will not become effective until the GSA and MRA, which resolve certain financial, commercial and other matters between Delphi and GM, become effective upon consummation of the Amended Plan as confirmed by the Court which incorporates, approves and is consistent with the terms of each agreement.

Flowback Rights. Upon our separation from GM, certain of our hourly UAW-represented employees in the U.S. are provided with opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. had similar opportunities to transfer to Delphi. The flow of GM employees to Delphi is eliminated under the UAW settlement agreement. If such a transfer occurs, in general, both our Company and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to the Separation). There was no transfer of pension assets or liabilities between GM and Delphi with respect to such employees that transfer between our companies, however, pursuant to the GSA, Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employee Pension Plan, as set forth in the union settlement agreements. The employee will receive pension benefits from both the GM and Delphi pension plans based on the pro-rata years of service with each company. GM will be responsible for OPEB obligations for employees that flow to GM, and that GM will receive a cash settlement from Delphi. An agreement with GM provides for a mechanism for determining a cash settlement amount for OPEB obligations (also calculated on a pro-rata basis) associated with employees who transfer between our Company and GM. Cash settlement occurs in the year the employee is actuarially determined to retire. Cash settlement has not occurred between GM and Delphi since Delphi filed for bankruptcy. For more information regarding these matters, refer to Item 7. Management’s Discussion and Analysis and Results of Operations — Plan of Reorganization and Transformation Plan, Labor in this Annual report.

ITEM 1A.	RISK FACTORS

Set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Statement Regarding Forward-Looking Statements in this Annual Report.

Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code

If We Are Unable To Successfully Reorganize Our Capital Structure And Operations And Implement Our Transformation Plan Through the Chapter 11 Process, The Debtors May Be Required To Liquidate Their Assets.

Commencing October 8, 2005, and October 14, 2005, the Company and certain of our U.S. subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. At that time, risks that the Company faced related to the Chapter 11 Filings included, but were not limited to, the following:

•	The prospect that the chapter 11 cases might adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We might have had difficulty continuing to obtain and maintain contracts, including critical supply agreements, necessary to continue our operations at affordable rates with competitive terms.

•	We might have had difficulty maintaining existing customer relationships and winning awards for new business.

•	We might not have been able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from chapter 11.

•	Because Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, our ability to respond timely to certain events or take advantage of certain opportunities might have been limited.

•	The Debtors might not have been able to obtain Court approval or such approval might have been delayed with respect to motions made in the chapter 11 cases.

•	We might have been unable to retain and motivate key executives and associates through the process of reorganization, and we might have had difficulty attracting new employees.

•	The Debtors might have been unable to maintain satisfactory labor relations as they sought to negotiate changes to their existing collective bargaining agreements and modify certain retiree benefits.

•	Representatives of certain of the unions representing the Debtors’ U.S. hourly employees, including the UAW and IUE-CWA, had indicated that they received membership authorization and might call for a strike by their employee members if the Debtors’ labor agreements were rejected under sections 1113 and 1114 of the Bankruptcy Code.

•	We might have had difficulty selling or exiting non-core businesses in a timely manner due to union or customer concerns. Failure to timely exit the non-core businesses could have had a negative impact on future earnings and cash flows.

•	There was no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations, including costs expected to be incurred related to the workforce transition program comprehended in the U.S. labor settlement agreements. We might have been unable to operate pursuant to the terms of our Refinanced DIP Credit Facility, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers, extensions or other types of modifications, and to otherwise fund and execute our business plans during the chapter 11 cases. Failure to continue to operate pursuant to the terms of the Refinanced DIP Credit Facility would have materially adversely impacted our business, financial condition and operating results by severely restricting our liquidity.

•	GM is one of the largest creditors and a significant stakeholder in our chapter 11 cases, and our ability to consummate the transactions contemplated by the U.S. labor settlement agreements, an investment agreement, and a plan of reorganization depended not only on reaching a consensual agreement with GM, but also on GM’s ability to fulfill certain financial obligations to Delphi’s UAW-, IUE-CWA-, and USW-represented employees and retirees. GM had reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM had been unable or unwilling to fulfill these commitments, we believe that the Company’s cost structure and ability to operate would have been adversely affected.

•	Third parties might have sought and obtained Court approval to terminate or shorten the exclusivity period for Delphi to propose and confirm one or more plans of reorganization, to appoint a chapter 11 trustee, or to convert the cases to chapter 7 cases.

Our Amended Plan was confirmed by the Court on January 25, 2008. The risks that the Company now faces are that the Amended Plan might not be consummated, the transactions contemplated by the EPCA might not be consummated and GM might be unable or unwilling to fulfill its obligations to the Company as set forth in the MRA, GSA, and as comprehended in the UAW, IUE-CWA and USW settlement agreements. Moreover, if the Amended Plan cannot be consummated, the risks that the Company faced upon the commencement of its reorganization cases, as described above, will likely continue to exist.

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

In addition, the uncertainty regarding the eventual outcome of our transformation plan, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, implementation of the Amended Plan and the transactions contemplated thereby, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements.

Under the absolute priority rules established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities accrued during the pendency of the chapter 11 cases must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders is set forth in the Amended Plan as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan. Even though the Amended Plan has been confirmed, there can be no assurances that we will be able to satisfy the conditions to effectiveness set forth in the Amended Plan or that it will become effective on the terms described herein or at all. If the Amended Plan does not become effective as described herein, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If the Company is unable to consummate the transactions set forth in the Amended Plan and EPCA its common stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

Our Ability To Utilize Our Net Operating Loss Carryforwards And Other Tax Attributes Will Be Limited.

We have significant net operating loss carryforwards (“NOLs”) and other U.S. federal income tax attributes. Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation’s ability to utilize NOLs and other tax attributes following a Section 382 ownership change. We expect that we will undergo a Section 382 ownership change upon the implementation of the Amended Plan and, consequently, our ability to utilize our NOLs and other tax attributes will be limited. In this regard, it should be noted that we have previously recorded a full valuation allowance against our U.S. deferred tax assets with respect to these tax attributes. Certain special rules applicable to ownership changes that occur in bankruptcy may be available, however, to limit the consequences of such an ownership change. If we were to undergo a Section 382 ownership change prior to or after implementation of the Amended Plan, our NOLs and other tax attributes may be limited to a greater extent or in some cases eliminated. While we believe that we have not undergone any Section 382 ownership change to date, we cannot give you any assurance that we will not undergo a Section 382 ownership change prior to or after implementation of the Amended Plan.

We May Not Be Able To Obtain Sufficient Exit Financing To Support Our Amended Plan.

As discussed above, effectiveness of our plan of reorganization and consummation of the transactions contemplated by the EPCA are subject to a number of conditions, including obtaining exit financing. It is expected that on the effective date of the Amended Plan our debtor-in-possession financing will be replaced with approximately $6.1 billion of new exit financing, which we anticipate will consist of first lien financing of $3.7 billion, second lien financing of $825 million, and an asset based revolving credit facility of $1.6 billion, substantially all of which is expected to be undrawn at emergence from chapter 11. There can be no assurances that such exit financing can be obtained. The EPCA further provides the Investors certain rights to review the terms of the exit financing we obtain in light of the financing and other related conditions and covenants of the EPCA, including a limitation that the Company’s pro forma interest expense during 2008 with respect to the Company’s total indebtedness, as defined in the EPCA, will not exceed $585 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Reorganization and Transformation Plan, Equity Purchase and Commitment Agreement for more information.

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

We Depend On General Motors Corporation As A Customer, And We May Not Be Successful At Attracting New Customers.

GM is our largest customer and accounted for 37% of our total net sales from continuing operations in 2007, and a portion of our non-GM sales are to Tier 1 suppliers who ultimately sell our products to GM. In addition, GM accounts for an even greater percentage of our net sales in North America where we have limited ability to adjust our cost structure to changing economic and industry conditions and where we are faced with high wage and benefit costs. Additionally, our revenues may be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM is unable or unwilling to engage in a business relationship with us on a basis that involves improved terms for Delphi, as set forth in the comprehensive settlement agreements, the MRA and GSA that have been agreed to as part of our Amended Plan (as compared to those currently in place), we believe that the Company’s sales, cost structure and profitability will be adversely affected. For these reasons, we cannot provide any assurance as to the amount of our future business with GM. To the extent that we do not maintain our existing level of business with GM, we will need to attract new customers or our results of operations and financial condition will be adversely affected. There can be no assurance that we will be successful in expanding our existing customer base.

We Have Invested Substantial Resources In Markets Where We Expect Growth And We May Be Unable To Timely Alter Our Strategies Should Such Expectations Not Be Realized.

Our future growth is dependent on us making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia Pacific region, China and India in particular, as key markets and ones likely to experience substantial growth, and accordingly have made substantial investments, both directly and through participation in various partnerships and joint ventures, including numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in the region. If we are unable to deepen existing and develop additional customer relationships in this region, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors.

Continued Pricing Pressures, VM Cost Reduction Initiatives And Ability Of VMs To Resource Or Cancel Vehicle Programs May Result In Lower Than Anticipated Margins, Or Losses, Which May Have A Significant Negative Impact On Our Business.

Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the period of production, typically two to three percent per year. VMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive VMs, and, as such, Tier 1 suppliers are subject to substantial continuing pressure from VMs to reduce the price of their products. It is possible that pricing pressures beyond our expectations could intensify as VMs pursue restructuring and cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.

Furthermore, in most instances our VM customers are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers provide for supplying the customers for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to seven years), typically are non-

exclusive or permit the VM to resource if we do not remain competitive and achieve and pass through cost savings in the form of lower prices over the life of the contract, and do not require the purchase by the customer of any minimum number of parts from us. Pricing and capital investment decisions are made by us at the time the contract is entered into based on projected volumes. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to resource and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us.

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

In recent periods there have been significant increases in the global prices of aluminum, copper, resins and steel, which have had and may continue to have an unfavorable impact on our business. We anticipate that these increases will continue to adversely affect our business throughout fiscal 2008. Any continued fluctuations in the price or availability of steel, resins or copper may have a material adverse effect on our business, results of operations or financial condition. As the resin raw material market related cost pressure continues, we expect to see increasing costs in our resin as well as our plastic component supplier value streams. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and marketing pressures have limited our ability to do that, particularly with domestic VMs, and may prevent us from doing so in the future and in some cases there is a lapse of time before we are able to pass price increases through to the customer. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

We also face an inherent business risk of exposure to commodity prices risks, and have historically offset a portion of our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. We expect to be continually challenged as demand for our principal raw materials will be significantly impacted by demand in emerging markets, particularly in China and India. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

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

We May Not Succeed In Our Attempts To Improve Our Cost Structure.

We may have difficulty in generating cost savings and operational improvements in the future and in adapting our cost structure, adequately to adjust for significant changes in vehicle production rates, and to offset price reductions and increases in raw material or labor costs. Modifications made to our collective bargaining agreements together with the comprehensive settlement agreements negotiated with GM improve our cost structure and our ability to adjust for changes in economic conditions at our legacy sites, however we must continue our transformation plan to realign our footprint and emerge from chapter 11 for these arrangements to be fully effective. Our labor costs may include increased funding requirements for pensions or healthcare costs (some of which have been deferred during the chapter 11 cases). Certain commodity prices, particularly aluminum, copper, resins and steel, have markedly increased. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

We May Suffer Future Asset Impairment And Other Restructuring Charges, Including Write Downs of Goodwill Or Intangible Assets.

From time to time in the past, we have recorded asset impairment losses and closure, severance and restructuring losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. During 2007, 2006 and 2005, we recorded substantial long-lived asset impairment losses. In light of the shifting nature of the competitive environment in which we operate, it is possible that we will incur similar losses and charges in the future, and those losses and charges may be significant.

We May Be Unable To Generate Sufficient Excess Cash Flow To Meet Increased U.S. Pension And OPEB Funding Obligations Upon Emergence.

We may require additional cash to meet increases in U.S. Pension and OPEB funding obligations resulting from market volatility that adversely affects our asset return expectations, a declining interest rate environment or other reasons. Delphi’s pension and OPEB obligations, including those covering U.S. hourly and salaried employees, exposed Delphi to approximately $12.5 billion and $13.9 billion in underfunded liabilities at December 31, 2007 and 2006, respectively, of which approximately $3.8 billion and $4.8 billion was attributable to underfunded pension obligations and $8.7 billion and $9.1 billion was attributable to OPEB obligations, respectively. However, through the chapter 11 process and favorable IRS pension waivers, Delphi is permitted to defer a significant portion of the pension contributions until it emerges from chapter 11. Additionally, as part of Delphi’s plan of reorganization and transformation plan, Delphi has reached agreements with GM and the unions representing its U.S. hourly employees to transfer to GM certain OPEB obligations at bankruptcy emergence. However, Delphi will be required to make up any deferred pension contributions at the time of its emergence from chapter 11. Delphi’s discussions with the Internal Revenue Service (“IRS”) and Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of certain of its pension obligations upon emergence from chapter 11 culminated in a funding plan that would enable us to satisfy our deferred pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain underfunded liabilities to a pension plan sponsored by GM. In addition, the IRS and PBGC agreed to certain conditional waivers that were necessary to make the transfer of certain underfunded liabilities to a pension plan sponsored by GM economically efficient, thereby effectively lowering the amount of cash contributions to be made after Delphi’s emergence from chapter 11. The conditional waivers also include a full settlement of potential excise tax claims for the funding deficiencies that accumulated throughout the chapter 11 process. The funding plan and waivers are conditioned upon Delphi emerging from chapter 11 by February 29, 2008, although Delphi is discussing a possible extension with the IRS and PBGC. If the Amended Plan, including the comprehensive settlement agreements reached with GM, do not become effective and the transactions contemplated thereby are not consummated such that we do not emerge from chapter 11 on or before the expiration of the conditional waivers, the PBGC may immediately draw down the $150 million letters of credit, the PBGC could initiate an involuntary plan termination, missed contributions would be due and the IRS could assess penalties on the missed contributions. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information on Delphi’s discussions with the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

Employee Strikes and Labor Related Disruptions May Adversely Affect our Operations.

Our business is labor intensive and utilizes a large number of unionized employees with contracts that run through September and October 2011 for our two largest U.S. unions. Approximately ninety-seven percent of our U.S. hourly workforce is represented by our two largest principal unions, the UAW and the IUE-CWA. A strike or other form of significant work disruption by the unions would likely have an adverse effect on our ability to operate our business. Although we have reached agreements with each of our U.S. labor unions to settle our previously-filed motions under sections 1113 and 1114 of the Bankruptcy Code and to extend, with certain modifications, our collective bargaining agreements, our failure to consummate the Amended Plan and the transactions contemplated thereby may leave us with no choice but to reinitiate a process to reject our collective bargaining agreements. Rejection of our labor contracts could lead such unions to call a strike or other form of significant work disruption. In addition, it is a condition to the Investors’ obligations under the EPCA that there shall have been no material strike, labor stoppage or slowdown involving certain labor unions, including the UAW, at either Delphi or GM or any of their respective subsidiaries after October 29, 2007. In addition, it is also a condition to the Investors’ obligations under the EPCA that since October 29, 2007 there shall have been no strike, labor stoppage or slow down involving certain labor unions at Ford Motor Company or Chrysler Group or any of their respective subsidiaries that would have a material impact on the Investors’ proposed investment in Delphi.

We May Lose or Fail To Attract and Retain Key Salaried Employees and Management Personnel.

An important aspect of our competitiveness is our ability to attract and retain key salaried employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial performance.

Our Substantial Global Operations Mean We Are Exposed To Foreign Currency Fluctuations That May Affect Our Financial Results.

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

We face an inherent business risk of exposure to warranty claims and product liability in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results, or is alleged to result, in bodily injury and/or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. VMs are also increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the VM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Refer to Note 12. Warranty Obligations to the consolidated financial statements.

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

Incurrence Of Significant Legal Costs May Adversely Affect Our Profitability.

On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. Although the SEC did not impose civil monetary penalties against Delphi, we are subject to related private litigation involving the federal securities laws, the Employee Retirement Income Security Act (“ERISA”), and shareholder derivative actions. In August 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the proceedings were able to reach an agreement with the Lead Plaintiffs, as described in the sections below, which was approved by the Court on January 25, 2008. The settlement is contingent upon the effective date of the Amended Plan occurring, and if, for any reason, we cannot emerge as contemplated, the settlement will be null and void, and the actions could result in significant legal costs going forward. Refer to Note 17. Commitments and Contingencies, Shareholder Lawsuits.

We May Identify The Need For Additional Environmental Remediation or Demolition Obligations Relating To Transformation Activities.

Delphi is undertaking substantial transformation activities including the sale, closure, and/or demolition of numerous facilities around the world. In the course of this process, environmental investigations and assessments will continue to be performed and we may identify previously unknown environmental conditions or further delineate known conditions that may require remediation or additional costs related to demolition or decommissioning. These findings could trigger additional and possibly material environmental remediation costs above existing reserves and for demolition and decommissioning costs.

Debt

We Will Maintain And Need to Service Significant Levels Of Debt To Support Our Restructuring And Operations, Which May Further Divert A Significant Amount Of Cash From Our Business Operations.

Our net cash used in operating activities totaled $289 million for 2007 and our net cash provided by operating activities totaled $9 million for 2006. The increase in cash used in operating activities is primarily due to payments, net of reimbursement by GM, related to the U.S. employee workforce transition program charges in the amount of $528 million, payments of $155 million related to executive and U.S. salaried employee incentive plans and payments of $153 million to severed employees as part of the DASE Separation

Plan. In addition, cash flow from operating activity is impacted by the timing of payments to suppliers and receipts from customers as well as seasonality of production volumes and the impact of foreign currency exchange rates. Absent a comprehensive restructuring to address our high cost structure in the U.S., over the long term, we expect that our operating activities will continue to use, not generate, cash and that we will need to supplement cash from operations with periodic draws on our revolving portion of our Refinanced DIP Credit Facility.

We have substantial levels of debt, including debt under our Refinanced DIP Credit Facility and other debt instruments. We had $2.7 billion in term loans and $255 million of letters of credit outstanding under our Refinanced DIP Credit Facility at December 31, 2007. Additionally, at that time, we had $2.0 billion of debt and $391 million of notes payable, all of which are subject to compromise, $808 million of other debt and $1.2 billion of cash and cash equivalents, including restricted cash. The Refinanced DIP Credit Facility imposes limits on our ability to incur additional debt including our ability to draw down remaining amounts under the $1.75 billion revolver in our Refinanced DIP Credit Facility. Within the limits set forth in those agreements, we may incur additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

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

In addition, the Refinanced DIP Credit Facility currently has a maturity date of July 1, 2008. If we are not able to emerge from chapter 11 prior to this maturity date, we would seek to either extend the term of that facility or seek alternative sources of financing. If this were to occur, there can be no assurances that we would be able to extend this facility prior to maturation or otherwise obtain alternative sources of financing. The failure to secure such extension or alternative source of financing would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity.

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

The covenants in the Refinanced DIP Credit Facility generally require Delphi to, among other things, maintain a rolling 12-month cumulative global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), as defined, for Delphi and its direct and indirect subsidiaries, on a consolidated basis, beginning on December 31, 2006 and ending on June 30, 2008, at the levels set forth in the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.

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

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31 of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment as of December 31, 2007 identified a material weakness in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. A material weakness results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Given the nature of the material weakness identified, even with this additional work there is a risk of errors not being prevented or detected, which could result in further restatements. For additional information refer to Item 9A. Controls and Procedures in this Annual Report.

Because of the material weakness referenced in the preceding paragraph, management has concluded that, as of December 31, 2007, our internal controls over financial reporting were not effective based on those criteria. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weakness in our internal controls over financial reporting and continue to attract additional qualified accountants, and auditing and compliance professionals to assist in completing such plans and maintaining compliance programs. There will also continue to be a serious risk that we will be unable to file future periodic reports with the SEC in a timely manner, that a default could result under the covenants governing our Refinanced DIP Credit Facility and that our future financial statements could contain errors that will be undetected.

We Face Substantial Costs Associated With Complying With the Requirements of Section 404 of the Sarbanes-Oxley Act.

As a result of the extent of the deficiencies in our internal controls over financial reporting, we incurred significant professional fees and other expenses in the year ended December 31, 2007 to prepare our consolidated financial statements and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Until our

remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

Delphi’s world headquarters is in Troy, Michigan. Delphi also maintains regional headquarters in Shanghai, China; Bascharage, Luxembourg; and Sao Paulo, Brazil. Excluding our joint ventures and other investments, as of December 31, 2007 we maintained 290 sites in 34 countries throughout the world, including manufacturing facilities, technical centers, customer centers and sales offices. Our business segments share many of the manufacturing facilities throughout the world. As of December 31, 2007, we owned our world headquarters. Of the remaining 289 sites, 26 were owned and 40 were leased in the U.S. and Canada, 32 were owned and 21 were leased in Mexico, 33 were owned and 80 were leased in Europe/Middle East/Africa; 10 were owned and 8 were leased in South America; and 10 were owned and 29 were leased in Asia/Pacific.

We continually evaluate our global footprint to enhance support provided to our customers around the world while at the same time controlling associated operating costs. We continue to seek to efficiently locate our global manufacturing, engineering and sales footprint to serve the needs of our VM customers and to reduce instances of over capacity in some of our manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Cases

Refer to Item 1. Business section in this Annual Report on Form 10-K for further information regarding the chapter 11 cases.

Shareholder Lawsuits

As previously disclosed, the Company, along with certain of its subsidiaries, current and former directors of the Company, and certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements in 2005. Through mediated settlement discussions, on August 31, 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the securities actions, ERISA actions, and shareholder derivative actions in consolidated proceedings (“the “Multidistrict Litigation” or “MDL”) reached an agreement with the lead plaintiffs in the Securities Actions as defined below (the “Lead Plaintiffs”) and named plaintiffs in the Amended ERISA Action as defined below (the “ERISA Plaintiffs”) resulting in a settlement of the Multidistrict Litigation (the “MDL Settlements”). Pursuant to the MDL Settlements, the class claimants will receive cash and allowed claims in the chapter 11 proceedings that, when valued at the face amount of the allowed claims, is equivalent to approximately $351 million. The MDL Settlements were approved by the District Court in which the actions are pending, and by the Court on January 25, 2008.

On September 5, 2007 the U.S. District Court for the Eastern District of Michigan (the “District Court”) entered an order preliminarily certifying the class and approving the settlement and scheduled the matter for a fairness hearing on November 13, 2007. On November 13, the District Court conducted the fairness hearing and took the matter under advisement. On October 29, 2007, the Court entered an order preliminarily approving the MDL Settlements subject to final consideration at the confirmation hearing on Delphi’s plan of reorganization and the Court’s consideration of certain objections that may be filed as to the MDL Settlements. On October 29, 2007, the Court lifted the automatic stay as to the discovery provided to the Lead Plaintiffs. On December 4, 2007, the District Court held another hearing to consider proposed modifications to the MDL Settlements (the “Modified MDL Settlements”), and tentatively approved the Modified MDL Settlements, after determining that the modifications were at least neutral to the Lead Plaintiffs and potentially provide a net benefit to the Lead Plaintiffs. The District Court approved the MDL Settlements in an opinion and order issued on January 10, 2008 and amended on January 11, 2008, and the District Court entered final orders and judgments dated January 23, 2008 with respect to the securities and ERISA actions. On January 25, 2008, the Court approved the MDL Settlements. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Amended Plan occurring, and if, for any reason, we cannot emerge as contemplated, the MDL Settlements will become null and void. A copy of an addendum setting forth the modification is attached as Exhibit 99(f) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs stated that they intended to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay were modified or lifted to permit such action. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the Lead Plaintiffs and other parties in the case.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed Lead Plaintiffs filed a consolidated class action complaint (the “Securities Actions”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Securities Actions name several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The Securities Actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the District Court as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. On February 15, 2007, the District Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the Lead Plaintiffs and other parties in the case.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions in the U.S. District Court. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the derivative cases were administratively closed.

The following is a summary of the principal terms of the MDL Settlements as they relate to the Company and its affiliates and related parties and is qualified in its entirety by reference to the complete agreements submitted to the Court for approval and which were filed as exhibits to the Company’s Current Report on Form 8-K dated September 5, 2007.

Under the terms of the Modified MDL Settlements, the Lead Plaintiffs and the ERISA Plaintiffs will receive claims that will be satisfied through Delphi’s Amended Plan as confirmed by the Court pursuant to the confirmation order described under Item 1.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008. The Lead Plaintiffs will be granted an allowed claim in the face amount of $179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Amended Plan. Additionally, the Lead Plaintiffs will receive $15 million to be provided by a third party. Delphi has also agreed to provide the Lead Plaintiffs, on behalf of the class members, the ability to exercise their rights in the anticipated discount rights offering in connection with the Amended Plan through a notice mechanism and a pledge of cash collateral. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the settlement reached with the Lead Plaintiffs. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged. The settlement with the ERISA Plaintiffs is structured similarly to the settlement reached with the Lead Plaintiffs. The ERISA Plaintiffs’ claim will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under the Plan. Unlike the settlement reached with the Lead Plaintiffs, the ERISA Plaintiffs will not be able to opt out of their settlement.

In addition to the amounts to be provided by Delphi from the above described claims in its chapter 11 cases, the Lead Plaintiffs will also receive a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. The ERISA Plaintiffs will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Settlement amounts from insurers and underwriters were paid and placed in escrow by September 25, 2007 pending Court approval.

The MDL Settlements include a dismissal with prejudice of the ERISA and Securities Actions and a full release as to certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. The Company also received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to evaluate the shareholder demand. As a component of the MDL Settlements, the Special Committee determined not to assert these claims; however, it has retained the right to assert the claims as affirmative defenses and setoffs against any action to collect on a proof of claim filed by those individuals named in the demand for derivative action should the Company determine that it is in its best interests to do so.

As a result of the MDL Settlements, as of December 31, 2007, Delphi has a liability of $351 million recorded for this matter. The expense incurred for this matter was $343 million during 2007. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible; and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. Delphi had previously recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006. Based on the modifications to the MDL Settlements discussed above, Delphi reduced its liability by approximately $10 million during December 2007. As discussed above, in conjunction with the MDL Settlements, Delphi expects to record recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries upon Delphi’s emergence from chapter 11.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. The Amended Plan sets forth the treatment of claims against and interest in the Debtors. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for details on the chapter 11 cases). Under the Amended Plan, the automatic stay remains in effect until the effective date of the Amended Plan.

Environmental Matters and other Regulatory Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual Report on Form 10-K.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in 2008. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2007, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

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

GM Warranty Settlement Agreement

As previously disclosed, GM alleged that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. In May 2007 GM informed Delphi that it has experienced higher than normal warranty claims with respect to certain 2003-2005 vehicle models due to instrument clusters previously supplied by Delphi’s Automotive Holdings Group segment. Effective December 2007, the responsibility for this product line was transferred to the Electronics and Safety segment. In 2007, Delphi reached a tentative agreement with GM to resolve these claims along with certain other known warranty matters. Based on the agreement, Delphi recorded $83 million of additional warranty expense in cost of sales, net of $8 million of recovery, primarily related to the Electronics and Safety and Powertrain segments. On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving these and certain other known warranty matters. Under the terms of the Warranty Settlement Agreement, Delphi will pay GM up to an estimated $199 million, comprised of approximately $127 million to be paid in cash over time as noted below, and up to approximately $72 million to be paid in the form of delivery by Delphi to GM of replacement product. The Warranty Settlement Agreement settles all outstanding warranty claims and issues related to any component or assembly supplied by Delphi to GM, which as of August 10, 2007 are (i) known by GM, subject to certain specified exceptions, (ii) believed by GM to be Delphi’s responsibility in whole or in part, and (iii) in GM’s normal investigation process, or which should have been within that process, but were withheld for the purpose of pursuing a claim against Delphi. Included in the settlement are all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases (“GM’s Proof of Claim”).

In addition, the Warranty Settlement Agreement limits Delphi’s liability related to certain other warranty claims that have become known by GM on or after June 5, 2007, and generally prohibits both GM and Delphi from initiating actions against the other related to any warranty claims settled in the agreement. In accordance with the Warranty Settlement Agreement, Delphi’s claims agent has reduced the liquidated component relating to warranty claims contained in GM’s Proof of Claim by approximately $530 million which includes, among other things, those personal injury claims asserted in GM’s Proof of Claim that relate to warranty claims settled in the agreement, and has expunged with prejudice the unliquidated component relating to warranty claims asserted in GM’s Proof of Claim. Pursuant to the Warranty Settlement Agreement, GM is foreclosed from bringing any type of claim set forth on the exhibits attached thereto, if it is shown that on or before August 10, 2007, (i) GM knew about the claim, (ii) the amount of the claim exceeded $1 million, or GM believed the claim would exceed $1 million, (iii) the claim is in GM’s investigation process or GM determined that it should have been in GM’s investigation process but excluded it from that process for the purpose of pursuing a claim against Delphi, and (iv) GM believed or reasonably should have believed that Delphi had some responsibility for the claim.

Delphi elected to defer amounts due under the Warranty Settlement Agreement until it receives payments from GM on or about the time of its emergence from chapter 11. As a result, GM will set off these payments against the amounts then payable to Delphi by GM. Since Delphi has elected to defer these payments, GM will receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts are paid by Delphi or set off against amounts payable by GM.

Other Warranty Matters

During 2007, Delphi observed higher than normal warranty claims on engine electronic control units supplied for certain 2005-2007 vehicle models by Delphi’s Powertrain Systems segment and recorded $93 million of additional warranty expense in cost of sales in 2007.

During 2006, Delphi’s Thermal Systems segment began experiencing quality issues regarding compressor parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves of $59 million to cover the cost of various repairs that may be implemented. As of December 31, 2007, the related warranty reserve is $41 million.

Intellectual Property Matters

In December 2007, the Company concluded patent license negotiations with Denso and reached a settlement agreement in connection with variable valve timing technology. Under the settlement agreement, which is subject to the Court’s approval, the Company is authorized to use the technology pursuant to a license agreement with Denso, and the Company will pay Denso a royalty based upon the sales of products containing the technology. On February 5, 2008, the Company filed a motion with the Court seeking approval of the settlement agreement, and the Court hearing is scheduled for February 29, 2008.

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

Name	Age	Position

Robert S. Miller	66	Executive Chairman of the Board
Rodney O’Neal	54	Chief Executive Officer & President
Robert J. Dellinger	47	Executive Vice President & Chief Financial Officer
Mark R. Weber	59	Executive Vice President, Global Business Services
James A. Bertrand	50	Vice President & President, Delphi Automotive Holdings Group
Guy C. Hachey	52	Vice President & President, Delphi Powertrain Systems & President, Delphi Europe, Middle East & Africa
Francisco A. Ordonez	57	Vice President & President, Delphi Product & Service Solutions
Jeffrey J. Owens	53	Vice President & President, Delphi Electronics & Safety & President, Delphi Asia Pacific
Ronald M. Pirtle	53	Vice President & President, Delphi Thermal Systems
Robert J. Remenar	52	Vice President & President, Delphi Steering
John D. Sheehan	47	Vice President & Chief Restructuring Officer
David M. Sherbin	48	Vice President, General Counsel & Chief Compliance Officer
James A. Spencer	55	Vice President & President, Delphi Electrical/Electronic Architecture & President, Delphi South America & Mexico

Mr. Miller was named executive chairman of Delphi Corporation in January 2007. Mr. Miller previously served as chairman and chief executive officer of Delphi Corporation from July 1, 2005. Prior to joining Delphi, Mr. Miller had been non-executive chairman of Federal-Mogul Corporation, a global automotive component supplier, from January 2004 until June 2005. Mr. Miller served in various positions with Federal-Mogul since 1993, including a previous term as non-executive chairman from January to October 2001, and three times in a transition role as chief executive officer in 1996, again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation, a steel manufacturing company. Mr. Miller serves on the Board of Directors of United Airlines Corporation and Symantec Corporation.

Mr. O’Neal became president and chief executive officer of Delphi Corporation in January 2007. He was president and chief operating officer of Delphi Corporation from January 7, 2005. Prior to that position, Mr. O’Neal served as president of Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. He is a member of the Executive Leadership Council. Mr. O’Neal serves on the Board of Directors of Goodyear Tire & Rubber Company and Sprint Nextel Corporation.

Mr. Dellinger was named executive vice president and chief financial officer of Delphi Corporation effective October 8, 2005. From June 2002 to September 2005, Mr. Dellinger served as executive vice president and chief financial officer of Sprint Corporation, where he also was executive vice president – finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as president and chief executive officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as president and chief executive officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance business in Europe and Asia. From 1997 to 2000, he served as executive vice president and chief financial officer of General Electric’s Employers Reinsurance Corporation. Other positions Mr. Dellinger held at GE include manager of finance for GE Motors and Industrial Systems and director of finance and business development for GE Plastics Pacific based in Singapore. Mr. Dellinger has been a director of SIRVA, INC. since March 2003.

Mr. Weber was named executive vice president, global business services of Delphi Corporation, effective July 2006. He served as executive vice president, Operations, Human Resource Management and Corporate Affairs for Delphi since January 2000. He is the executive champion for Delphi’s Harley-Davidson Customer Team.

Mr. Bertrand was named president of Delphi Automotive Holdings Group Division, effective January 2004. Prior to this position, Mr. Bertrand served a dual role as president of Delphi’s Automotive Holdings Group Division since January 2003 and President of Delphi’s former Safety & Interior Systems Division since January 2000. He has been a vice president of Delphi since 1998.

Mr. Hachey was named president of Delphi Powertrain Systems Division and president for Delphi Europe, Middle East and Africa effective July 2006. Previously he served as president of the former Delphi Energy & Chassis Division effective January 2000. He has been a vice president of Delphi since 1998. Mr. Hachey is a Board Member of CLEPA (Supplier Association For Europe).

Mr. Ordonez was named vice president of Delphi Corporation and president of Delphi Product and Service Solutions effective March 2002. He served as finance manager for GM España from 1981 to 1984 and as finance director. He joined Delphi in 1988 and has held a number of finance and business planning positions including director of finance for Delphi Safety & Interior Systems. He was named general manager of Product and Service Solutions in October 1999. Mr. Ordonez serves on the Board of Directors of Motor Equipment Manufacturers Association (MEMA).

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

Mr. Pirtle was named president of Delphi Thermal Systems division effective July 2006. Previously, he served as president of the former Delphi Thermal & Interior division, effective January 2004. Prior to that, he had been president of the former Delphi Harrison Thermal Systems division from November 1998. He has been a vice president of Delphi since 1998. Mr. Pirtle serves on the Advisory Board of Focus Hope Detroit.

Mr. Remenar was named vice president of Delphi Corporation and president of Delphi Steering division, effective April 2002. Prior to that position, he had been the executive director of business lines for Delphi’s former Energy & Chassis division since January 2000.

Mr. Sheehan was named vice president and chief restructuring officer for Delphi Corporation effective October 2005. Prior to this position, he served as acting chief financial officer since March 2005. Mr. Sheehan also served as chief accounting officer and controller from July 1, 2002 through July, 2006. Previously, he was a partner at KPMG LLP since 1995. His experience at KPMG LLP included 20 years in a number of assignments in the United States, England, and Germany.

Mr. Sherbin was named vice president and general counsel for Delphi Corporation effective October 2005. He was appointed chief compliance officer in January 2006. Previously, Mr. Sherbin was vice president, general counsel and secretary for Pulte Homes, Inc., a national homebuilder, from January 2005 through September 2005. Prior to joining Pulte Homes, Inc., he was senior vice president, general counsel and secretary for Federal-Mogul Corporation, a global automotive component supplier, from April 2003 through December 2004 and vice president, deputy general counsel and secretary from March 2001 through March 2003. Mr. Sherbin serves on the Board of Directors of the Michigan Center for Civic Education.

Mr. Spencer was named vice president of Delphi Corporation and president of Delphi Electric/Electronic Architecture division, formerly Packard Electric Systems division, effective November 2000. He also serves as president for Delphi South America and Mexico effective July 2006.

For purposes of calculating the aggregate market value of Delphi’s common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the shares held by directors, and executive officers of Delphi. However, this should not be deemed to constitute an admission that all such persons of Delphi are, in fact, affiliates of Delphi, or that there are not other persons who may be deemed to be affiliates of Delphi. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in Part III, Item 12 in this Annual Report on Form 10-K.

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

The Transfer Agent and Registrar for our common stock is Computershare. On December 31, 2007 and January 31, 2008, there were 278,006 and 277,418 holders of record, respectively, of our common stock.

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Refinanced DIP Credit Facility and the Amended DIP Credit Facility include a negative covenant, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends prior to emergence.

The following table sets forth the high and low sales price per share of our common stock, as reported by OTC. Refer to Note 20. Share-Based Compensation of the consolidated financial statements in this Annual Report for additional information regarding equity compensation plans.

	Price Range of Common Stock
Year Ended December 31, 2007	High	Low

4th Quarter	$0.49	$0.10
3rd Quarter	$2.59	$0.44
2nd Quarter	$3.12	$1.46
1st Quarter	$3.86	$2.25

	Price Range of Common Stock
Year Ended December 31, 2006	High	Low

4th Quarter	$3.92	$1.35
3rd Quarter	$1.88	$1.07
2nd Quarter	$1.99	$0.60
1st Quarter	$1.02	$0.03

Purchase Of Equity Securities By The Issuer And Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the fourth quarter of 2007 and the Company did not have a share repurchase program during 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2003 to 2007. Prior period amounts have been restated for discontinued operations. The data below should be read in conjunction with, and is qualified by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.

In October 2005, the Debtors filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, continue their business operations without supervision from the U.S. courts and are not subject to the requirements of the Bankruptcy Code. For additional information on the bankruptcy cases, refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)

Statement of Operations Data:
Net sales	$22,283	$22,737	$23,394	$24,731	$24,013
Loss from continuing operations (1) (2) (3)	$(2,308)	$(5,141)	$(2,130)	$(4,886)	$(150)
Net loss (1) (2) (3)	$(3,065)	$(5,464)	$(2,357)	$(4,818)	$(10)
Basic & Diluted (loss) earnings per share
Continuing operations	$(4.11)	$(9.16)	$(3.80)	$(8.71)	$(0.27)
Discontinued operations	(1.34)	(0.58)	(0.38)	0.12	0.25
Cumulative effect of accounting change	—	0.01	(0.03)	—	—

Basic and diluted loss per share (1) (2) (3)	$(5.45)	$(9.73)	$(4.21)	$(8.59)	$(0.02)
Cash dividends declared per share	$0.000	$0.000	$0.045	$0.280	$0.280
Ratio of earnings to fixed charges (4)	N/A	N/A	N/A	N/A	N/A
Balance Sheet Data:
Total assets	$13,667	$15,392	$17,023	$16,559	$21,066
Total debt	$3,554	$3,342	$3,389	$2,976	$3,456
Liabilities subject to compromise (5)	$16,197	$17,416	$15,074	$—	$—
Stockholders’ (deficit) equity	$(13,472)	$(12,055)	$(6,245)	$(3,625)	$1,446

(1)	Includes pre-tax impairment charges related to long-lived assets held for use of $98 million, $172 million, $172 million, $324 million, and $58 million in 2007, 2006, 2005, 2004 and 2003, respectively. Includes pre-tax impairment charges related to intangible assets of $6 million in 2005. Includes pre-tax impairment charges related to goodwill of $390 million and $30 million in 2005 and 2004, respectively.

(2)	In 2007 and 2006 Delphi incurred a pre-tax charge of $212 million and $2,706 million, respectively, related to the U.S. employee workforce transition programs, as described in Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements.

(3)	2007 net loss includes a continuing operations tax benefit of $703 million related to gains in other comprehensive income. 2004 net loss includes $4,644 million of income tax expense recorded to provide a non-cash valuation allowance on U.S. deferred tax assets, as described in Note 8. Income Taxes to the consolidated financial statements.

(4)	Fixed charges exceeded earnings by $2,765 million, $5,031 million, $2,218 million, $830 million and $360 million for the years ended December 31, 2007, 2006, 2005, 2004, 2003, respectively resulting in a ratio of less than one.

(5)	As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) we are required to segregate and disclose all prepetition liabilities that are subject to compromise. The decrease in Liabilities Subject to Compromise as of December 31, 2007 is primarily due to the reclassification of warranty and environmental claims to accrued liabilities and other long-term liabilities as well as a portion of debt to current and long-term debt during 2007. Refer to Note 11. Liabilities and Note 13. Liabilities Subject to Compromise to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Corporation.

Executive Summary of Business

Delphi Corporation is a global supplier of vehicle electronics, engine management systems, safety components, thermal management systems and other transportation components. In addition, our technologies are present in communication, computer, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2007 will generally not impact our financial results until 2009 or beyond.

In light of our continued deterioration in performance in recent years, we determined that it was necessary to address and resolve our United States (“U.S.”) legacy liabilities, product portfolio, operational issues and profitability requirements. As a result, we intensified our efforts during 2005 to engage our unions, as well as General Motors Corporation (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

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

On September 6, 2007, Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. At a Court hearing on September 27, 2007, Delphi stated that the current dynamics of the capital markets prompted Delphi to consider whether amendments to the Plan filed on September 6 might be necessary. Delphi commenced its Disclosure Statement hearing on October 3, 2007, and after resolving certain objections, requested that the hearing continue on October 25, 2007. During October and November, the Court granted additional requests by Delphi to further continue the hearing on the adequacy of the Disclosure Statement to allow Delphi to negotiate potential amendments to the Plan and the related agreements with its stakeholders, including the comprehensive agreements reached with GM and the Equity Purchase and Commitment Agreement (“July EPCA”) between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the

“Investors”). On December 3, 2007, Delphi filed further potential amendments to the Plan, the comprehensive agreements reached with GM, the July EPCA, and the related Disclosure Statement and on December 4, 2007 Delphi announced that it had reached agreement in principle on these amendments with the Creditors’ Committee, the Equity Committee, GM, and the Investors. On December 10, 2007, Delphi and the Investors entered into an amendment to the July EPCA (together with the July EPCA, the “EPCA”). After a hearing on the adequacy of the proposed Disclosure Statement on December 6 and 7, 2007, on December 10, 2007, Delphi filed its first amended joint Plan of Reorganization (“Amended Plan”) and its first amended Disclosure Statement with respect to the Amended Plan (“Amended Disclosure Statement”). The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2006, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order which was entered on January 25, 2008. On January 16, 2008, Delphi announced that the voting results, which are summarized below, had been filed with the Court. A hearing on confirmation of the Amended Plan took place on January 17, 18, and 22, 2008. The Court entered the order confirming the Amended Plan on January 25, 2008, and that order became final on February 4, 2008. In order to consummate the Amended Plan several conditions precedent set forth in section 12.2 of the Amended Plan must be satisfied or waived in accordance with section 12.3 of the Amended Plan. The remaining conditions to be satisfied subsequent to receipt of the order confirming the Amended Plan include:

•	Delphi must have entered into the exit financing arrangements and all conditions precedent to the consummation thereof must have been waived or satisfied.

•	The settlement agreement documents with GM must have become effective in accordance with their terms, and GM must have received the consideration from Delphi pursuant to the terms of the settlement agreement.

•	No request for revocation of the order confirming the Amended Plan under section 1144 of the Bankruptcy Code may have been made, or, if made, may remain pending.

•	Each exhibit, document, or agreement to be executed in connection with the Amended Plan must be in form and substance reasonably acceptable to Delphi.

•	All conditions to the effectiveness of the EPCA must have been satisfied or waived.

•	The aggregate amount of all “Trade and Other Unsecured Claims” (as defined in the Amended Plan) that have been asserted or scheduled but not yet disallowed must have been allowed or estimated for distribution purposes by the Court to be no more than $1.45 billion, excluding all applicable accrued postpetition interest thereon.

While Delphi is working to satisfy the conditions set forth above there can be no assurances that all conditions to the consummation of the Amended Plan will be satisfied in a timely manner. Delphi’s ability to satisfy the conditions set forth above is affected by the substantial uncertainty and a significant decline in capacity in the credit markets and operational challenges due to the overall climate in the U.S. automotive industry. Refer to the rest of this Item 7 and Item 1A. Risk Factors, Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code and Business Environment and Economic Conditions for further discussions. In the event that one or more conditions cannot be satisfied in a timely manner, it is likely that Delphi and certain of its U.S. subsidiaries would continue as “debtors-in-possession” in chapter 11, until one of the following occurs: the order confirming the Amended Plan is modified, a further amended plan of reorganization is confirmed or other dispositive action is taken. In addition, in the event the Amended Plan is not consummated, approvals obtained in connection with the confirmation of the Amended Plan, may become null and void, including:

•	Court approval of the GM settlement and restructuring agreements.

•	Court approval and approval by the U.S. District Court for the Eastern District of Michigan of the settlement agreements reached with plaintiffs in the securities and Employee Retirement Income Security Act multidistrict litigation.

•	The Court’s entry of orders, authorizing the assumption and rejection of unexpired leases and executory contracts by Delphi as contemplated by Article 8.1 of the Amended Plan.

In the event the Amended Plan does not become effective and the approvals obtained in connection therewith will become null and void, Delphi likely would engage in alternate actions in furtherance of its transformation plan, including working with its stakeholders to review and revise the Amended Plan to reflect the change in circumstances. There can be no assurances that Delphi would be successful in these alternative actions or any other actions necessary in the event the Amended Plan is not consummated or the orders confirming the Amended Plan or other related approvals will become null and void.

In addition, the Refinanced DIP Credit Facility (as defined in this Item 7) currently has a maturity date of July 1, 2008. If Delphi is not able to emerge from chapter 11 prior to this maturity date, Delphi would seek to either extend the term of that facility or seek alternative sources of financing. If this were to occur, there can be no assurances that Delphi would be able to extend this facility prior to maturation or otherwise obtain alternative sources of financing. The failure to secure such extension or alternative source of financing would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity. See also Item 1A. Risk Factors, Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code, and Debt.

In the event the conditions to the EPCA have not been satisfied or waived (and absent revisions) prior to March 31, 2008, the terms of the EPCA provide that Delphi and an affiliate of Appaloosa each will have the unilateral right to terminate the EPCA. In addition, absent revisions to the settlement and restructuring agreements with GM, these agreements may be terminated by Delphi or GM if the effective date of the Amended Plan has not occurred by March 31, 2008 and the EPCA has been terminated prior thereto. However, if the effective date of the Amended Plan has not occurred by March 31, 2008 and the EPCA has not been terminated by such date the agreements with GM may be terminated by Delphi or GM on the earlier of the termination of the EPCA or April 30, 2008.

Delphi is working to satisfy or obtain waivers with respect to the principal conditions in the EPCA and GM settlement and restructuring agreements but there can be no assurances that it can satisfy all conditions or obtain necessary waivers or amendments. These conditions include conditions relating to exit financing and certain funding waivers applicable to Delphi’s U.S. pension obligations. With respect to the exit financing conditions contained in the Amended Plan and EPCA, it is expected that on the effective date of the Amended Plan our existing debtor-in-possession financing will be replaced with approximately $6.1 billion of new exit financing. However, the U.S. and global credit markets currently are challenging and in particular the market for leveraged loans is marked by substantial uncertainty and a significant decline in capacity. Delphi is in discussions with the Investors and GM regarding implementation of exit financing. There can be no assurances as to whether such exit financing can be obtained. On February 12, 2008, GM confirmed that it is exploring alternatives with Delphi in the event that the planned financing level is not achieved. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Reorganization and Transformation Plan, Equity Purchase and Commitment Agreement for more information.

In addition, with respect to implementing the transfer of certain of Delphi’s unfunded pension obligations to a pension plan sponsored by GM, the Internal Revenue Service (“IRS”) and Pension Benefit Guaranty Corporation (“PBGC”) have agreed to certain waivers that are necessary for the transfers to proceed, which waivers are conditioned upon Delphi emerging from chapter 11 by February 29, 2008. Delphi currently does not believe that it will emerge by such date and is discussing a possible extension of such waivers with the IRS and PBGC through at least March 31, 2008. If Delphi does not emerge from chapter 11 on or before the expiration of the conditional waivers, there can be no assurance that Delphi will be able to negotiate a revised funding plan with the IRS and PBGC, that GM will agree that any revised funding plan satisfies the conditions to consummation of the other transactions called for by the global settlement and restructuring agreements, or that any plan agreed to will not result in the need for substantially greater cash contributions or that Delphi will be able to satisfy such increased obligations. If the Amended Plan, including the settlement agreements reached with GM, does not become effective and the transactions contemplated thereby are not consummated such that Delphi does not emerge from chapter 11 on or before the expiration of the conditional waivers, the PBGC may immediately draw down the $150 million letter of credit, the PBGC could initiate an involuntary plan termination, missed contributions would become due and the IRS could assess penalties on the missed contributions. Although Delphi would likely contest such assessment, the PBGC could consider our failure to immediately fund our plans a basis to call for an involuntary termination of the plans. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information on Delphi’s discussions with the IRS and the PBGC.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On March 31, 2006, we announced our transformation plan centered around five key elements, each of which is also addressed in our Amended Plan and the series of settlement agreements it embodies. The progress on each element is discussed below.

Labor — Modify our labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. The UAW settlement agreement includes extending, until March 31, 2008, our obligation to indemnify GM if certain GM-UAW benefit guarantees are triggered. Portions of these agreements have already become effective, and the remaining portions will not become effective until the effectiveness of the GSA and the MRA with GM and upon substantial consummation of the Amended Plan as confirmed by the Court. The Amended Plan incorporates, approves and is consistent with the terms of each agreement.

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

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower future hourly wages. Refer to Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

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

Delphi and GM have entered into comprehensive settlement agreements consisting of a Global Settlement Agreement, as amended (the “GSA”) and a Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA comprised part of the Amended Plan and were approved in the order confirming the Amended Plan on January 25, 2008. The GSA and MRA are not effective until and unless Delphi emerges from chapter 11. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA. These agreements will produce a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will account for the impact of the GSA or the MRA when the conditions of the agreements are satisfied, which will likely occur upon emergence from chapter 11.

•	Most obligations set forth in the GSA are to be performed upon the occurrence of the effective date of the Amended Plan or as soon as reasonably possible thereafter. By contrast, resolution of most of the matters addressed in the MRA will require a significantly longer period that will extend for a number of years after confirmation of the Amended Plan.

•	GM’s obligations under the GSA and MRA are conditioned upon, among other things, Delphi’s consummation of the Amended Plan, including payment of amounts to settle GM claims as outlined below.

The GSA is intended to resolve outstanding issues between Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. On November 14, 2007 and again on December 3, 2007, Delphi entered into restated amendments to both the GSA and the MRA. Together, these agreements provide for a comprehensive settlement of all outstanding issues between Delphi and GM (other than ordinary course matters), including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999; certain post-separation claims and disputes between Delphi and GM; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under Delphi’s Amended Plan; and various other legacy issues.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will assume approximately $7.3 billion of certain post-retirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as practicable following the effective date of the Amended Plan, as provided in the union settlement agreements, and GM’s Hourly Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employee Pension Plan, as set forth in the union settlement agreements;

•	Shortly after the effectiveness of the Amended Plan, GM will receive an interest bearing note from Delphi in the amount of $1.5 billion which is expected to be paid promptly following effectiveness;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

The MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship following Delphi’s emergence from chapter 11. The MRA addresses, among other things, the scope of GM’s existing and future business awards to Delphi and related pricing agreements and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing labor costs, the disposition of certain Delphi facilities, and the treatment of existing agreements between Delphi and GM. Through the MRA, Delphi and GM have agreed to certain terms and conditions governing, among other things:

•	The scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards;

•	GM will make significant, ongoing contributions to Delphi and reorganized Delphi to reimburse the Company for labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and other postretirement benefit contributions provided under the Supplemental Wage Agreement, at specified UAW manufacturing facilities retained by Delphi;

•	GM and Delphi have agreed to certain terms and conditions concerning the sale of certain of Delphi’s non-core businesses;

•	GM and Delphi have agreed to certain additional terms and conditions if certain of Delphi’s businesses and facilities are not sold or wound down by certain future dates (as defined in the MRA); and

•	GM and Delphi have agreed to the treatment of certain contracts between Delphi and GM arising from Delphi’s separation from GM and other contracts between Delphi and GM.

The GSA and MRA may be terminated by the Company or GM if the effective date of the Amended Plan has not occurred by March 31, 2008 and the EPCA has been terminated. However, if the effective date of the Amended Plan has not occurred by March 31, 2008 and the EPCA has not been terminated by such date the GSA and MRA may be terminated by the Company or GM on the earlier of the termination of the EPCA or April 30, 2008.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with its new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. Effective November 1, 2006, in connection with the Company’s continuous evaluation of its product portfolio, we decided that our power products business no longer fit within its future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group. With the exception of the catalyst product line, included in the Powertrain Systems segment, and the steering and halfshaft product lines and interiors and closures product lines included in discontinued operations, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 21. Segment Reporting to the consolidated financial statements.

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

During 2007, Delphi either obtained Court approval to sell or closed on sales for the global steering and halfshaft businesses, our interiors and closures product line, catalysts product line and brake hose business. Refer to Note 5. Discontinued Operations and Note 6. Acquisitions and Divestitures to the consolidated financial statements for more information.

Costs recorded in 2007 and 2006 related to the transformation plan for non-core product lines in addition to the charge described above include impairments of long-lived assets of $271 million and $187 million, respectively (of which $78 million and $144 million were recorded as a component of long-lived asset impairment charges and $193 million and $43 million were recorded as a component of loss on discontinued operations), and employee termination benefits and other exit costs of $371 million and $57 million, respectively (of which $230 million and $27 million were recorded as a component of cost of sales, $9 million and less than $1 million were recorded as a component of selling, general and administrative expenses, and $132 million and $30 million were recorded as a component of loss on discontinued operations). Included in employee termination benefits and other exit costs for 2007 were $268 million related to a manufacturing facility in Cadiz, Spain discussed below.

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services and information technology outsourcing activities, reduction in our global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of our salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, we do not expect to fully realize substantial savings until 2009 and beyond.

Pensions — Devise a workable solution to our current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

Delphi’s discussions with the IRS and the PBGC regarding the funding of the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11 culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. The IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Amended Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The 2007 Hourly Plan Waiver is necessary to make the transfer of hourly pension obligations to the GM plan economically efficient by avoiding redundant cash contributions that would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver. The conditional funding waivers will permit Delphi to defer funding contributions due under ERISA and the IRC until February 29, 2008.

The pertinent terms of the 2006 Waivers, as modified, include that the effective date of the Company’s plan of reorganization must occur no later than February 29, 2008. Effective June 16, 2007, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Not later than five days after the effective date of the Company’s plan of reorganization, the Company must either (1) effect a transfer under IRC § 414(l) to a GM plan, (2) make cash contributions to the Hourly Plan, or (3) make a combination thereof that reduces the net unfunded liabilities of the Hourly Plan by $1.5 billion as determined on a basis in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions.”

Not later than five days after the effective date of the Company’s plan of reorganization, the Company must contribute approximately $1.25 billion to the Hourly and Salaried Plans with approximately $1.05 billion in plan contributions and approximately $200 million into escrow. These contributions include additional contributions required by the conditional waivers as extended.

The Company has represented that it intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from chapter 11. The Company is seeking an extension of the waiver terms with the IRS and the PBGC as they relate to the effective date of the Amended Plan. The foregoing description of the pension funding plan is a summary only and is qualified in its entirety by the terms of the waivers and the orders of the Court.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi committed to freeze the Hourly and Salaried Plans effective upon emergence from chapter 11 which resulted in curtailment charges of $59 million and $116 million, respectively, in 2007. Refer to Note 16. Pension and Other Postretirement Benefits for more information.

Contract Rejection and Assumption Process

Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the chapter 11 cases have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts.

Thousands of contracts for the supply of goods to the Company’s manufacturing operations were scheduled to expire by December 31, 2005. In order to provide an alternative mechanism to extend those contracts for the supply of sole-sourced goods required by the Company following expiration, avoid interruption of automotive parts manufacturing operations associated with supplier concerns, and systematically address the large number of contracts expiring at the end of 2005 and throughout 2006 and 2007, the Company requested and was granted authority by the Court to assume certain contracts on a limited, focused, and narrowly-tailored basis. To date, the Company has been able to extend nearly all of its expiring supplier contracts in the ordinary course of business and has made use of the provisions of the Court order as circumstances have warranted. Under the Amended Plan, all executory contracts and unexpired leases to which any of the Debtors is a party will be deemed automatically assumed in accordance with the provisions and requirements of sections 365 and 1123 of the Bankruptcy Code as of the effective date of the Amended Plan, unless such executory contracts or unexpired leases (i) will have been previously rejected by Delphi pursuant to a final order of the Court, (ii) are the subject of a motion to reject pending on or before such effective date, (iii) have expired or been terminated on or prior to December 31, 2007 (and not otherwise extended) pursuant to their own terms, (iv) are listed on an exhibit to the Amended Plan as rejected executory contracts or unexpired leases, or (v) are otherwise rejected pursuant to the terms of the Amended Plan. The entry of the order confirming the Amended Plan is also the order approving the rejections and assumptions described in the Amended Plan. Notwithstanding the foregoing or anything else in Article VIII of the Amended Plan, (i) all executory contracts or unexpired leases between GM and any of the Debtors will receive the treatment described in the GSA and the MRA between Delphi and GM, (ii) all agreements, and exhibits or attachments thereto, between the Delphi’s unions and Delphi will receive the treatment described in Article 7.21 of the Amended Plan and the union settlement agreements, and (iii) all executory contracts memorializing ordinary course customer obligations (as defined in the Amended Plan) will receive the treatment described in Article 5.2 of the Amended Plan.

The Amended Plan of Reorganization

The Amended Disclosure Statement and Amended Plan are based upon a series of global settlements and compromises that involved every major constituency of Delphi and its affiliated Debtors’ reorganization cases, including Delphi’s principal U.S. labor unions, GM, the official committee of unsecured creditors (the “Creditors’ Committee”) and the official committee of equity security holders (the “Equity Committee”) appointed in Delphi’s chapter 11 cases, and the lead plaintiffs in certain securities and Employee Retirement Income Security Act (“ERISA”) multidistrict litigation (on behalf of holders of various claims based on alleged violations of federal securities law and ERISA), and include detailed information regarding the treatment of claims and interests and an outline of the EPCA and rights offering. The Amended Disclosure Statement also outlines Delphi’s transformation centering around the five core areas discussed above.

The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2008, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order entered on January 25, 2008. On January 16, 2008, Delphi announced that the voting results had been filed with the Court. Voting by classes of creditors and holders of interest (including shareholders) entitled to vote on the Amended Plan illustrates broad-based support for the Amended Plan. Eighty-one percent of all voting general unsecured creditors voted to accept the Amended Plan (excluding ballots cast by GM, plaintiffs in the MDL, and holders of interests). Of the total amount voted by all general unsecured creditors classes, seventy-eight percent voted to accept the Amended Plan. One hundred percent of the ballots cast in the GM and MDL classes voted to accept the Amended Plan. Seventy-eight percent of voting shareholders voted to accept the Amended Plan.

The recoveries, distributions, and investments pursuant to the confirmed Amended Plan are as follows:

Confirmed Plan (1/25/2008)

Net Funded Debt	$4.6 billion
Plan Equity Value	Total enterprise value of $12.8 billion, which after deducting net debt and warrant value results in distributable equity value of $8.0 billion (or approximately $59.61 per share based on approximately 134.3 million shares)
Plan Investors	Direct Investment
— Purchase $400 million of preferred stock convertible at an assumed enterprise value of $10.2 billion (or 29.2% discount from Plan Equity Value)
— Purchase $400 million of preferred stock convertible at an assumed enterprise value of $10.3 billion (or 28.6% discount from Plan Equity Value)
— Purchase $175 million of New Common Stock at an assumed enterprise value of $9.7 billion (or 35.6% discount from Plan Equity Value)

Confirmed Plan (1/25/2008)

Plan Investors (continued)	Backstop of Discount Rights Offering
— Commit to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering to be made available to unsecured creditors (the “Discount Rights Offering”)
GM	Recovery of $2.48 billion at Plan value of $12.8 billion
— At least $750 million in Cash
— Up to $750 million in a second lien note
— $1.073 billion (in liquidation value) in junior convertible preferred stock
Unsecured Creditors	Par plus accrued recovery at Plan value of $12.8 billion
— 78.4% in New Common Stock at Plan Equity Value
— 21.6% through pro rata participation in the Discount Rights Offering at an assumed enterprise value of $9.7 billion (or 35.6% discount from Plan Equity Value)
TOPrS	90% of par recovery at Plan value of $12.8 billion
— 78.4% in New Common Stock at Plan Equity Value
— 21.6% through pro rata participation in the Discount Rights Offering at an assumed enterprise value of $9.7 billion (or 35.6% discount from Plan Equity Value)
Existing Common Stockholders	Par Value Rights
— Right to acquire approximately 21,680,996 shares of New Common Stock at a purchase price struck at Plan Equity Value
Warrants
— Warrants to acquire 6,908,758 shares of New Common Stock (which comprises 5% of the fully diluted New Common Stock) exercisable for seven years after emergence struck at 20.7% premium to Plan Equity Value
— Warrants to acquire $1.0 billion of New Common Stock exercisable for six months after emergence struck at 9.0% premium to Plan Equity Value
— Warrants to acquire 2,819,901 shares of New Common Stock (which comprises 2% of the fully diluted New Common Stock) exercisable for ten years after emergence struck at Plan Equity Value
Common Stock
461,552 shares of New Common Stock

Delphi entered into a “best efforts” engagement letter and fee letter with JPMorgan Securities, Inc., JPMorgan Chase Bank, N.A., and Citigroup Global Markets Inc. in connection with an exit financing arrangement, with the goal of emergence from chapter 11 as soon as practicable.

Pursuant to an order entered by the Court on December 20, 2007, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended to and including March 31, 2008, and the Debtors’ exclusivity period for soliciting acceptances of the Amended Plan was extended to and including May 31, 2008.

Equity Purchase and Commitment Agreement

Delphi was party to (i) a Plan Framework Support Agreement (the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa, Harbinger, Merrill, UBS and GM, which outlined a framework for the Amended Plan, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi, and (ii) an Equity Purchase and Commitment Agreement (the “Terminated EPCA”) with affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS, pursuant to which these investors would invest up to $3.4 billion in reorganized Delphi. Both the PSA and the Terminated EPCA were subject to a number of conditions, including Delphi reaching consensual agreements with its U.S. labor unions and GM.

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

On July 18, 2007, Delphi announced that it had accepted a new proposal for an equity purchase and commitment agreement (the July EPCA) submitted by a group comprising a number of the original plan investors (Appaloosa, Harbinger, Merrill, and UBS) as well as Goldman Sachs & Co. and an affiliate of Pardus Capital Management, L.P. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving the July EPCA and on August 3, 2007, the Investors and the Company executed the July EPCA. Under the EPCA (as described below), the Investors may invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 on the terms and subject to the conditions contained in the EPCA.

As noted above, during October and November 2007, Delphi negotiated potential amendments to the July EPCA. On December 10, 2007, the Investors and Delphi entered into an amendment, dated August 3, 2007, to the July EPCA to reflect events and developments since then, including those relating to Court approvals in connection with negotiated amendments to the July EPCA (the “EPCA Amendment” and together with the July EPCA, the “EPCA”); delivery of a revised disclosure letter by the Company; delivery of a revised business plan by the Company; updates and revisions to representations and warranties; agreements with principal labor unions; the execution and amendment of certain settlement agreements with GM; and the execution of a best efforts financing letter and the filing of a plan of reorganization and disclosure statement. Further, the EPCA Amendment amends provisions relating to the discount rights offering (including the replacement of existing common stockholders with unsecured creditors). Finally, the EPCA Amendment revised the July EPCA to reflect certain economic changes for recoveries provided under the plan of reorganization, and a post-emergence capital structure which includes Series C Preferred Stock to be issued to GM.

Under the terms and subject to the conditions of the EPCA, the Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to unsecured creditors subject to satisfaction of other terms and conditions. The rights offering would commence sometime following confirmation of the Company’s Amended Plan and conclude approximately 20 days thereafter, prior to the Company’s emergence from chapter 11.

The EPCA is subject to the satisfaction or waiver of numerous conditions, including the condition that an affiliate of Appaloosa is reasonably satisfied with the terms of certain material transaction documents (evidenced by such affiliate of Appaloosa not delivering a deficiency notice), to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company and receipt of proceeds from the sale of preferred stock, exit financing and the discount rights offering sufficient to fund the transaction contemplated by the EPCA and certain related transactions. Other conditions to closing include release and exculpation of each Investor as set forth in the EPCA Amendment; that the Company will have undrawn availability of $1.4 billion including a letter of credit carve out and reductions under a borrowing base formula; that the Company’s pro forma interest expense during 2008 on the Company’s indebtedness, as defined in the EPCA, will not exceed $585 million; that scheduled Pension Benefit Guarantee Corporation liens are withdrawn; and that the aggregate amount of trade and unsecured claims be no more than $1.45 billion (subject to certain waivers and exclusions).

Delphi can terminate the EPCA in certain circumstances, including at any time on or after March 31, 2008 if the Amended Plan has not become effective. An affiliate of Appaloosa can terminate the EPCA, including, at any time on or after March 31, 2008, if the Amended Plan has not become effective; if the Company has changed its recommendation or approval of the transactions contemplated by the EPCA, the Amended Plan terms or the settlement with GM in a manner adverse to the Investors or approved or recommended an alternative transaction; or if the Company has entered into any agreement, or taken any action to seek Court approval relating to any plan, proposal, offer or transaction, that is inconsistent with the EPCA, the settlement with GM or the Amended Plan. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Investors $83 million plus certain transaction expenses in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company has deferred the recognition of these amounts in other current assets as they will be netted against the proceeds from the EPCA upon issuance of the new shares. The Company is required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next 24 months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $250 million.

The EPCA also includes certain corporate governance provisions for the reorganized Company, each of which has been incorporated into Delphi’s Amended Plan. The reorganized Company will be governed initially by a nine-member, classified Board of Directors consisting of the Company’s Chief Executive Officer and President (“CEO”), and Executive Chairman, three members nominated by Appaloosa, three members nominated by the statutory creditors’ committee, and one member nominated by the co-lead investor representative on a search committee with the approval of either the Company or the statutory creditors’ committee. As part of the new corporate governance structure, the current Company’s Board of Directors along with the Investors, mutually agreed that Rodney O’Neal will continue as CEO of the reorganized Company. Subject to certain conditions, six of the nine directors will be required to be independent from the reorganized Company under applicable exchange rules and independent of the Investors.

A five-member search committee will select the Company’s post-emergence Executive Chairman, have veto rights over all directors nominated by the Investors and statutory committees, and appoint initial directors to the committees of the Company’s Board of Directors. The search committee consists of a representative from the Company’s Board of Directors, a representative of each of the Company’s two statutory committees, a representative from Appaloosa and a representative of the other co-investors (other than UBS, Goldman and Merrill). Appaloosa, through its proposed preferred stock ownership, will have certain veto rights regarding extraordinary corporate actions, such as change of control transactions and acquisitions or investments in excess of $250 million in any twelve-month period after issuance of the preferred stock.

Executive compensation for the reorganized company must be on market terms, must be reasonably satisfactory to Appaloosa, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the Plan.

The EPCA incorporates Delphi’s earlier commitment to preserve its salaried and hourly defined benefit U.S. pension plans and to fund required contributions to the plans that were not made in full as permitted under the Bankruptcy Code. In particular, as more fully outlined in the agreement, the effectiveness and consummation of the transactions contemplated by the EPCA are subject to a number of conditions precedent, including, among others, agreement on certain key documents and those conditions relating to financing of the emergence transactions.

The foregoing description of the EPCA does not purport to be complete and is qualified in its entirety by reference to the July EPCA, which is filed as an exhibit to the quarterly report, for the quarter ended June 30, 2007, and the EPCA Amendment filed as an exhibit to the Company’s Current Report on Form 8-K/A dated December 12, 2007.

There can be no assurances that the Debtors will be successful in achieving their objectives. Effectiveness of the Amended Plan is subject to a number of conditions, including the completion of the transactions contemplated by the EPCA (which are in turn subject to a number of conditions noted above), the entry of certain orders by the Court and the obtaining of exit financing. There can be no assurances that such exit financing will be obtained or such other conditions will be satisfied, and we cannot assure that the Amended Plan will become effective on the terms described herein or at all. In accordance with U.S. GAAP, the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Amended Plan, as the U.S. labor agreements, the GSA, and the MRA become effective. The Amended Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

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

DASE Liquidation

Delphi’s Chapter 11 Filings related solely to its U.S. operations as Delphi’s operations outside the United States generally have positive cash flow. Nevertheless, Delphi has been seeking and will continue to seek to optimize its global manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE.

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

As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of the DASE Receivers, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. The total expense in 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million ($107 million in discontinued operations and $161 million in the Automotive Holdings segment).

Overview of Performance During 2007

Delphi believes that several significant issues have largely contributed to our financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which have historically inhibited Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases. Although the 2006 UAW and IUE-CWA U.S. employee workforce transition programs and the U.S. labor settlement agreements entered into in 2007 will allow us to reduce our legacy labor liabilities, transition our workforce to more competitive wage and benefit levels and allow us to exit non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to provide significant financial support. We are beginning to see the benefits of decreased labor costs, primarily through lower costs of sales and the resultant improvement in gross margin. However, we still have future costs to incur to complete our transformation plan, divest of non-core operations and realign our cost structure to match our more streamlined product portfolio.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases in the U.S. and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM North American production, the impact of customer-driven price reductions and the exit of non-profitable businesses, as well as GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. During 2007, GM North America produced 4.1 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 8% from 2006 production levels.

During 2007 we continued to be challenged by commodity cost increases, most notably copper, aluminum, petroleum-based resin products, steel and steel scrap. We have been seeking to manage these and other material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of contractual price reductions on net sales for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2007. We will seek to negotiate these cost increases and related prices with our customers, but if we are not successful, our operations in future periods may be adversely affected. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring. Despite the challenges identified above, in 2007 Delphi achieved net material performance (including cost adjustments from suppliers, material cost improvement initiatives and commodity market changes) on a year-over-year basis.

Overview of Net Sales and Net Loss

	Year Ended
	December 31,
	2007		2006		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$8,301	37%	$9,344	41%	$(1,043)
Other customers	13,982	63%	13,393	59%	589

Total net sales	$22,283		$22,737		$(454)

Net loss	$(3,065)		$(5,464)		$2,399

Our non-GM sales from continuing operations in 2007, including the impact of migration during the period of certain product programs from direct sales to GM to sales to customers which ultimately sell our products to GM as a sub-assembly of their final part (“Tier I”), increased 4% from 2006 and represented 63% of total net sales from continuing operations. In 2007, GM sales from continuing operations decreased 11% from 2006 and represented 37% of total net sales from continuing operations. We benefited from the steady growth of our non-GM business and have continued to diversify our customer base through sales of technology-rich products and systems-based solutions for vehicles. The decreased net loss in 2007 included U.S. employee workforce transition program charges of $212 million in 2007 compared to $2.7 billion in 2006 (see Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements), a reduction of $271 million in employee termination benefits and other exit costs, and a reduction of $74 million in long-lived asset impairment charges. These improvements were offset partially by charges related to the assets held for sale for the Steering and Interiors and Closures Businesses of $595 million, including the impact of curtailment loss on pension benefits for impacted employees, a $343 million charge resulting from the settlement of the securities and ERISA litigation, and an increase in interest expense of $342 million primarily due to the recognition of $411 million of prepetition debt and allowed unsecured claims. Despite the continued growth of our non-GM business, we continue to experience poor financial performance.

Discontinued Operations

Delphi expects to dispose of its Interiors and Closures Business and the Steering Business. The Court approval of Delphi’s plan to dispose of Interiors and Closures and the Steering Business triggered held for sale accounting under SFAS 144 in 2007.

Steering and Halfshaft Product Line Sale

On December 10, 2007, Delphi announced that it had filed a motion in the Court seeking authority to enter into a Purchase and Sale Agreement (the “Purchase Agreement”) with a wholly-owned entity of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). On December 20, 2007, the Court approved bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code to dispose of the Steering Business. On January 25, 2008, the Debtors announced that they will seek final Court approval to sell the Steering Business to Platinum at a sale hearing on February 21, 2008. Delphi plans to conclude the sale as soon as Court approval and all regulatory approvals have been received. Upon the Debtors’ review with GM, GM supported the Debtors’ decision to seek final Court approval of the sale to Platinum. In 2007, Delphi recognized a charge of $507 million related to the assets held for sale of the Steering Business, including $26 million of curtailment loss on pension benefits for impacted employees. Delphi expects proceeds from the sale and related Transaction Agreement to approximate $250 million.

Interiors and Closures Product Line Sale

On February 20, 2007, Delphi announced that it had signed a non-binding term sheet with the Renco Group, Inc. for the sale of its interiors and closures product line. On October 15, 2007, Delphi and certain of its affiliates entered into a Master Sale and Purchase Agreement with Inteva Products, LLC (“Inteva”), a wholly owned subsidiary of the Renco Group, and certain of its affiliates (the “Interiors and Closures Agreement”) for the sale of substantially all of the tangible assets primarily used in the Interiors and Closures Business. Concurrently, the Debtors filed a motion requesting a hearing to approve bidding procedures in connection with the sale. On October 26, 2007, the Court approved those bidding procedures. On December 20, 2007, the Court approved the sale of the Interiors and Closures Business to Inteva and scheduled a hearing on the sale motion, as it pertains to certain proposed assigned contracts covered by unresolved objections. On January 25, 2008, the Court entered an order approving the assumption and assignment of the executory contracts covered by such objections, all of which were resolved prior to the January 25, 2008 hearing. On that date, the Court also approved a compromise with Inteva, which facilitates the closing of the sale of the Interiors and Closures Business with Inteva by modifying the payment structure under the Interiors and Closures Agreement in consideration for the waiver of certain of Inteva’s conditions to closing. The sale is expected to close in the first quarter of 2008. In 2007, Delphi recognized a charge of $88 million related to the assets held for sale of the Interiors and Closures Business, including $8 million of curtailment loss on pension benefits for impacted employees. Delphi expects proceeds from the sale to approximate $100 million consisting of $63 million of cash and the remainder in notes at fair value.

As of December 31, 2007 Interiors and Closures and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows, and includes the impairment charges recorded during 2007. The assets and liabilities of Interiors and Closures and the Steering Business are reported as held for sale and included in assets and liabilities held for sale in the consolidated balance sheet. The results of prior periods have been restated to reflect this presentation.

Acquisitions and Divestitures

As detailed below, the results of operations associated with Delphi’s acquisitions and divestitures and the gain or loss on the divestitures were not significant to the consolidated financial statements in any period presented.

Catalyst Product Line Sale

On September 28, 2007, Delphi closed on the sale of its global original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore for approximately $67 million which included certain post-closing working capital adjustments. Delphi recorded the loss of $30 million on the sale of the Catalyst Business in cost of sales 2007.

North American Brake Product Asset Sale

On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for its North American brake components machining and assembly assets (“North American Brake Components”) located at Saginaw, Michigan, Spring Hill, Tennessee, Oshawa, Ontario Canada and Saltillo, Mexico facilities for a purchase price of approximately $40 million. On November 16, 2007, Delphi received approval from the Court to proceed with the sale of the assets which closed in the first quarter of 2008.

Battery Product Line Sale

In 2005, Delphi sold its battery product line, with the exception of two U.S. operations, to Johnson Control, Inc. (“JCI”). In 2006, Delphi sold certain assets related to one of the remaining facilities to JCI, and in 2007, Delphi ceased production at the remaining U.S. battery manufacturing facility, and closed the facility. In 2006, Delphi received approximately $10 million as agreed upon in the 2005 agreement between Delphi and GM, the principal battery customer, which was executed in connection with the sale of Delphi’s battery business. In accordance with the 2005 agreement, upon completion of the transition of the supply of battery products to JCI, Delphi received a $6 million payment in 2007, which was recorded as a reduction to cost of sales.

Brake Product Line Sales

On September 28, 2007, Delphi closed on the sale of substantially all of the assets exclusively used in the brake hose product line produced at one of Delphi’s manufacturing sites located in Dayton, Ohio (the “Brake Hose Business”). The sales price for the Brake Hose Business was $10 million and the sale resulted in a gain of $2 million, which was recorded as a reduction to cost of sales in the third quarter of 2007. On July 19, 2007, Delphi received approval from the Court to proceed with the sale of certain assets used in the brake and chassis modules product lines manufactured in a plant located in Saltillo, Mexico (the “Mexico Brake Plant Business”) for $15 million. The sale of the Mexico Brake Plant Business closed on October 1, 2007 and resulted in a gain of $4 million, which was recorded as a reduction to cost of sales in the fourth quarter of 2007.

SDAAC Additional Investment

In 2006, Delphi’s Thermal Systems segment made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006 Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

MobileAria Asset Sale

In 2006, Delphi’s Electronics and Safety division sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which has been recognized as a reduction of cost of sales.

Bearings Product Line Sale

On January 15, 2008, the Debtors filed a motion with the Court seeking authority to enter into a sale and purchase agreement (the “Bearings Agreement”) with a wholly owned entity of Resilience Capital Partners, LLC, ND Acquisition Corp (“Resilience Capital”), for the sale of Delphi’s global bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code to sell the Bearings Business. Following completion of the bidding procedures process, a final sale hearing is scheduled for February 21, 2008.

Results of Operations

2007 versus 2006

The Company’s sales and operating results for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended
	December 31,
					Favorable/
	2007		2006		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$8,301	37%	$9,344	41%	$(1,043)
Other customers	13,982	63%	13,393	59%	589

Total net sales	$22,283		$22,737		$(454)
Cost of sales	21,066		21,966		900

Gross margin (a)	$1,217	5.5%	$771	3.4%	$446
U.S. employee workforce transition program charges	212		2,706		2,494
Depreciation and amortization	914		954		40
Long-lived asset impairment charges	98		172		74
Selling, general and administrative	1,595		1,481		(114)
Securities and ERISA litigation charge	343		—		(343)

Operating loss	$(1,945)		$(4,542)		$2,597
Interest expense	(769)		(427)		(342)
Loss on extinguishment of debt	(27)		—		(27)
Other income, net	110		40		70
Reorganization items	(163)		(92)		(71)

Loss from continuing operations before income taxes, minority interest and equity income	$(2,794)		$(5,021)		$2,227
Income tax benefit (expense)	522		(130)		652

Loss from continuing operations before minority interest and equity income	$(2,272)		$(5,151)		$2,879
Minority interest, net of tax	(63)		(34)		(29)
Equity income, net of tax	27		44		(17)

Loss from continuing operations	$(2,308)		$(5,141)		$2,833
Loss from discontinued operations, net of tax	(757)		(326)		(431)
Cumulative effect of accounting change, net of tax	—		3		(3)

Net loss	$(3,065)		$(5,464)		$2,399

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, Depreciation and amortization, and Long-lived asset impairment charges).

Delphi typically experiences fluctuations in sales due to customer production schedules, sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the customer (which we refer to as contractual price reductions) and design changes. Occasionally business transactions or non-recurring events may impact sales as well.

Delphi typically experiences fluctuations in operating income due to volume, contractual price reductions, cost savings due to materials or manufacturing efficiencies (which we refer to collectively as operational performance), and employee termination benefits and other exit costs.

Net Sales

Net Sales from continuing operations for the year ended December 31, 2007 versus December 31, 2006.  Total sales for 2007 decreased $454 million. Below is a summary of Delphi’s sales for this period.

	Year Ended
	December 31,					Variance Due To:
						Price		Commodity
					Favorable/	Reductions		Pass-
	2007		2006		(Unfavorable)	and Volume	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$8,301	37%	$9,344	41%	$(1,043)	$(1,321)	$138	$61	$79	$(1,043)
Other customers	13,982	63%	13,393	59%	589	(375)	618	259	87	589

Total net sales	$22,283		$22,737		$(454)	$(1,696)	$756	$320	$166	$(454)

Total sales for 2007 decreased $454 million primarily due to reductions in volume and contractual price reductions. Offsetting these decreases were favorable fluctuations in foreign currency exchange rates, primarily driven by the Euro, Brazilian Real, Korean Won, and Chinese Renminbi, commodity pass-through, primarily due to copper and an increase of $53 million due to design changes. Additionally, total sales were favorably impacted by $109 million of additional sales from Shanghai Delphi Automotive Air Conditioning Company (“SDAAC”) in the Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method.

GM sales for 2007 decreased $1,043 million to 37% of total sales, primarily due to decreases in volume of 8% and contractual price reductions. During 2007, our GM North America content per vehicle was $1,562, 7.8% lower than the $1,695 content per vehicle for 2006. The decrease to GM sales was offset slightly due to favorable fluctuations in foreign currency exchange rates, driven by the Euro, Brazilian Real, Korean Won and Chinese Renminbi, commodity pass-through, primarily due to copper, and design changes of $62 million.

Other customer sales for 2007 increased by $589 million to 63% of total sales, primarily due to favorable foreign currency exchange impacts, commodity pass-through, and $109 million due to our acquisition of a controlling position in SDAAC. Other customer sales were unfavorably impacted by contractual price reductions and slight decreases in volume.

Operating Results

Operating loss decreased by $2.6 billion during 2007. Below is a summary of the variances in Delphi’s operating results for 2007 compared to 2006.

Gross Margin.  Gross margin increased to $1,217 million or 5.5% in 2007 compared to $771 million or 3.4% in 2006. Below is a summary of Delphi’s gross margin for this period.

	Year Ended
	December 31,			Variance Due To:
				Price		Employee
			Favorable/	Reductions	Operational	Termination
	2007	2006	(Unfavorable)	and Volume	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$1,217	$771	$446	$(975)	$1,739	$(240)	$(78)	$446
Percentage of Sales	5.5%	3.4%

The gross margin increase was primarily due to improvements in operational performance, as noted in the table above, as well as the following items:

•	$100 million due to reduced costs for temporarily idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee workforce transition programs;

•	$121 million due to favorable foreign currency exchange impacts; and

•	$36 million due to the change in pension excise tax expense.

Offsetting these increases was decreased volume, primarily attributable to an approximate 8% reduction in GM North America vehicle production, and employee termination benefits and other exit costs, as noted in the table above, as well as the following items:

•	$76 million in additional warranty expense, primarily in the Powertrain Systems segment;

•	$48 million of costs incurred to rationalize manufacturing capacity;

•	$32 million of benefit plan settlements in Mexico;

•	$30 million due to the loss on sale of our Catalyst business line in 2007;

•	$29 million of costs related to the write-off of excess and obsolete inventory as we consolidate and realign our manufacturing facilities to support our overall transformation;

•	$108 million recorded as reduction to cost of sales in 2006 as a result of the release of previously recorded postemployment benefit accruals, which did not occur in 2007. Delphi determined that certain previously recorded accruals representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary.

U.S. Employee Workforce Transition Program Charges. Delphi recorded workforce transition program charges of approximately $212 million during 2007 for UAW-, IUE-CWA- and USW- represented employees. These charges included $60 million for attrition programs for the eligible union-represented U.S. hourly employees, which is net of a decrease in previously recorded charges due to a change in estimate of $48 million. The 2007 workforce transition program charge also includes $20 million of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability. Additionally, workforce transition program charges includes $132 million in net benefit plan curtailment charges during 2007. The curtailment losses were to recognize the effect of employees who elected to participate in the workforce transition programs, the effect of prospective plan amendments that will eliminate the accrual of future defined pension benefits for salaried and certain hourly employees on emergence from chapter 11, and the impact of certain divestitures. Refer to Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Delphi recorded postretirement wage and benefit charges of approximately $2.7 billion during 2006 related to the workforce transition programs for UAW- and IUE-CWA-represented hourly employees. These charges included net pension and postretirement benefit curtailment charges of $1.8 billion offset by $45 million of a curtailment gain related to extended disability benefits, in U.S. workforce transition program charges as well as special termination benefit charges of approximately $0.9 billion. The curtailment charges are primarily due to reductions in anticipated future service as a result of the employees electing to participate in the program. The special termination benefit charges were for the pre-retirement and buyout portions of the cost of the workforce transition programs for UAW- and IUE-CWA-represented hourly employees who elected to participate.

Selling, General and Administrative Expenses. Selling general and administrative (“SG&A”) expenses were $1.6 billion, or 7.2% of total net sales for 2007 compared to $1.5 billion, or 6.5% of total net sales for 2006. The increase as a percentage of total net sales in 2007 was primarily due to an increase in foreign currency exchange impacts of $46 million, an increase in employee termination benefits and other exit costs of $31 million, and a $85 million increase in costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives. Offsetting these increases, SG&A was favorably impacted by a reduction in Corporate and Other expense attributable to an 8% year-over-year headcount reduction in the U.S. in 2007.

Depreciation and Amortization. Depreciation and amortization was $914 million for 2007 compared to $954 million for 2006. The year-over-year decrease of $40 million primarily reflects the impact of certain assets that were impaired in 2006 and 2007, resulting in reduced 2007 depreciation and amortization expense, lower capital spending at impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life in 2006 and 2007. Also contributing to reduced depreciation and amortization expense is a reduction in capital spending of approximately 7% versus 2006.

Long-Lived Asset Impairment Charges Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amounts of approximately $98 million and $172 million during 2007 and 2006, respectively. Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The 2007 and 2006 charges primarily relate to our Automotive Holdings Group segment. Refer to Note 9. Property, Net to the consolidated financial statements for more information.

Interest Expense. Interest expense for 2007 was $769 million compared to $427 million for 2006. The increase in interest expense was due to the recognition of $411 million of interest expense related to prepetition debt and allowed unsecured claims, which in accordance with the Amended Plan became probable of payment in 2007. This increase was partially offset by a decrease resulting from lower interest rates for the Refinanced DIP Credit Facility even though the overall debt outstanding for 2007 was higher as compared to 2006. Approximately $148 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of SOP 90-7 in 2006. All contractual interest expense related to outstanding debt, including debt subject to compromise, was recognized in 2007.

Other Income and Expense. Other income for 2007 was $110 million as compared to other income of $40 million for 2006. In 2007, Delphi received $36 million from GM pursuant to an intellectual property license agreement. The remainder of the increase for 2007 was due to increased non-Debtor interest income associated with additional cash and cash equivalents on hand.

Reorganization Items. Bankruptcy-related reorganization expenses were $163 million and $92 million for 2007 and 2006, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of $169 million and $150 million during 2007 and 2006, respectively. These costs were partially offset by interest income of $11 million and $55 million from accumulated cash from the reorganization and $2 million and $3 million of gains on the settlement of prepetition liabilities during 2007 and 2006, respectively.

Income Taxes. We recorded an income tax benefit of $522 million for 2007 compared to income tax expense of $130 million for 2006. The change in the annual effective tax rate in 2007 was primarily due to the tax benefit of $703 million related to $1.9 billion U.S. pre-tax other comprehensive income related to employee benefits. We do not recognize income tax benefits on losses in continuing operations in our U.S. and certain other non-U.S. tax jurisdictions in excess of the $703 million credit included in other comprehensive income in the current year, due to a history of operating losses. We have determined that it is more likely than not that these tax benefits will not be realized. Refer to Note 8. Income Taxes to the consolidated financial statements.

Minority Interest. Minority interest was $63 million and $34 million for 2007 and 2006, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated investments.

Equity Income. Equity income was $27 million and $44 million for 2007 and 2006, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method investments. The decrease in equity income during 2007 was primarily due to the operating results of PBR Knoxville and Promotora de Paretes Electricos, of which Delphi has minority ownership interests and are included in our Powertrain Systems segment and Electric/Electronic Architecture segment, respectively.

Loss from Discontinued Operations. Loss from discontinued operations was $757 million and $326 million for 2007 and 2006, respectively. Included in loss from discontinued operations for 2007 were charges of $595 million related to assets held for sale for the Steering and Interiors and Closures Businesses, which include the impact of curtailment loss on pension benefits for impacted employees, long-lived asset impairment charges of $193 million, workforce transition program charges of $32 million and employee termination benefits and other exit costs of $132 million, primarily due to $107 million associated with the exit of the Puerto Real site in Cadiz, Spain (see Note 2. Transformation Plan and Chapter 11 Bankruptcy). The loss from discontinued operations for 2006 includes long-lived asset impairment charges of $43 million, workforce transition program charges of $249 million and employee termination benefits and other exit costs of $30 million.

Cumulative Effect of Accounting Change. Delphi recorded a $3 million cumulative effect of accounting change (net of tax) as a result of the adoption of SFAS 123 (Revised 2004), Share Based Payments, (“SFAS 123(R)”) during 2006.

Results of Operations by Segment

Electronics and Safety

The Electronics and Safety segment, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon, had sales and operating results for the years ended December 31, 2007 and 2006 as follows:

	Years Ended December 31,
					Favorable/
	2007		2006		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,606	32%	$1,587	31%	$19

Other customers	3,179	63%	3,278	64%	(99)
Inter-segment	250	5%	228	5%	22

Total Other and Inter-segment	3,429	68%	3,506	69%	(77)

Total net sales	$5,035		$5,093		$(58)

Operating income (loss)	$63		$188		$(125)
Gross margin	12.6%		14.7%

Net Sales Total sales for 2007 decreased $58 million from 2006 primarily due to lower volume of $161 million and contractual price reductions of $117 million. These decreases were partially offset by the favorable fluctuations in foreign currency exchange rates of $151 million, primarily due to movements in the Euro and Korean Won, and $70 million due to design changes.

The GM sales increase for 2007 as compared to 2006 was primarily due to design changes of $74 million and a favorable impact from foreign currency exchange rates of $25 million, primarily related to the Euro. These increases were offset by a decline in GM North America volume of $64 million, as well as contractual price reductions.

The other customers and inter-segment sales decreased for 2007 as compared to 2006 primarily due to decreased volume of $97 million as well as contractual price reductions. Other customer and inter-segment sales were favorably impacted by foreign currency exchange rates of $125 million primarily related to the Euro and the Korean Won.

Operating Income/Loss The decreased operating income for 2007 as compared to 2006 was impacted by contractual price reductions of $117 million, a reduction in volume of $64 million, increased warranty expense of $30 million primarily due to the instrument clusters product line, increased expenses related to rationalization of manufacturing capacity of $22 million, employee termination benefits and other exit costs of $18 million, and a $7 million gain on the sale of MobileAria assets in 2006. Operating income in 2007 was also negatively impacted by employee benefit plan settlements in Mexico of $32 million. Offsetting these decreases were operational performance improvements, primarily related to material and manufacturing, of $137 million, and favorable foreign currency exchange impacts of $41 million.

Powertrain Systems

The Powertrain Systems segment, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities, had sales and operating results for the years ended December 31, 2007 and 2006 as follows:

	Years Ended
	December 31,
					Favorable/
	2007		2006		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,563	27%	$1,745	31%	$(182)

Other customers	3,607	64%	3,399	61%	208
Inter-segment	493	9%	421	8%	72

Total Other and Inter-segment	4,100	73%	3,820	69%	280

Total net sales	$5,663		$5,565		$98

Operating income (loss)	$(276)		$(128)		$(148)
Gross margin	5.9%		7.9%

Net Sales Total sales for 2007 increased by $98 million from 2006 primarily due to the favorable impact of foreign currency exchange rates of $193 million, related to the Brazilian Real, Chinese Renminbi and Euro, as well as commodity pass-through of $179 million. Offsetting these increases were decreased volume of $162 million, contractual price reductions of $101 million and reductions due to design changes.

The GM sales decrease for 2007 as compared to 2006 was primarily due to a decline in GM volume of $201 million, as well as contractual price reductions. Offsetting these sales decreases was the favorable impact from currency exchange rates of $24 million, primarily the Brazilian Real, and commodity pass-through of $17 million.

The increase in other customers and inter-segment sales for 2007 as compared to 2006 was due to favorable impacts of $169 million from currency exchange rates, primarily driven by the Euro, Brazilian Real and Chinese Renminbi, as well as commodity pass-through of $162 million, and increases in volume of $40 million, primarily in Europe and Asia Pacific. These increases were offset by unfavorable impacts due to contractual price reductions.

Operating Income/Loss The increase in operating loss for 2007 as compared to 2006 was primarily attributable to reductions in volume of $177 million, contractual price reductions of $101 million, an increase in warranty reserves of $66 million and a $30 million loss as a result of the sale of the Catalyst business in 2007. Additionally, Powertrain recorded $26 million related to the rationalization of manufacturing capacity during 2007. Offsetting these decreases were improvements related to operating performance of $231 million, and reduced costs of $22 million related to temporarily idled U.S. hourly workers who received nearly full pay and benefits as a result of the U.S. workforce transition program.

Electrical/Electronic Architecture

The Electrical/Electronic Architecture segment, which includes complete electrical architecture and component products, had sales and operating results for the years ended December 31, 2007 and 2006 as follows:

	Years Ended
	December 31,
					Favorable/
	2007		2006		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,750	29%	$1,772	33%	$(22)

Other customers	4,038	68%	3,420	64%	618
Inter-segment	180	3%	173	3%	7

Total Other and Inter-segment	4,218	71%	3,593	67%	625

Total net sales	$5,968		$5,365		$603

Operating income (loss)	$(36)		$(110)		$74
Gross margin	9.8%		8.0%

Net Sales The total sales increase of $603 million in 2007 as compared to 2006 was primarily due to increases in volume of $526 million in Europe, Asia, and South America. Additionally, total sales were favorably impacted by foreign currency exchange rates of $244 million, primarily related to the Euro and the Brazilian Real, and commodity pass-through, primarily copper of $125 million. The sales increase was partially offset by declines in volume in North America of $159 million. Sales were also unfavorably impacted by contractual price reductions of $131 million.

The GM sales decrease for 2007 as compared to 2006 was primarily due to a decline in GM North America volume of $50 million, as well as contractual price reductions. The decrease was partially offset by favorable currency exchange rates of $38 million, primarily related to the Euro and the Brazilian Real, and commodity pass-through of $33 million.

The other customers and inter-segment sales increase for 2007 as compared to 2006 was due to volume increases of $415 million, primarily in Europe and Asia Pacific, the impact of favorable currency exchange rates of $206 million, primarily related to the Euro and the Brazilian Real, and commodity pass-through of $92 million. Offsetting the favorable volume, commodity pass-through and currency impacts were contractual price reductions.

Operating Income/Loss Operating loss in 2007 was favorably impacted by operational performance improvements, primarily manufacturing and material efficiencies, of $284 million, a reduction of $32 million in costs for idled U.S. hourly workers who receive nearly full pay and benefits as a result of the attrition programs encompassed in the U.S. employee workforce transition programs, and increased volume of $17 million. Additionally, operating income in 2007 increased by $10 million due to the impact of foreign currency exchange rates. The increases in operating income were offset by contractual price reductions of $131 million, incremental expenses related to other transformation initiatives, including information technology systems implementations, of $49 million, and expenses related to employee termination benefits and other exit costs in our U.S. and selected western European operations of $50 million. Additionally, in 2007 we experienced an increase in outbound and premium freight costs to meet customer production schedules of $19 million and costs related to excess and obsolete inventory of $12 million, as we consolidate and realign our manufacturing facilities to support our overall transformation.

Thermal Systems

The Thermal Systems segment, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, commercial/industry applications, and powertrain cooling and related technologies, had sales and operating results for the years ended December 31, 2007 and 2006 as follows:

	Years Ended
	December 31,
					Favorable/
	2007		2006		(Unfavorable)
		(dollars in millions)

Net sales:
General Motors and affiliates	$1,355	56%	$1,600	61%	$(245)

Other customers	937	39%	849	33%	88
Inter-segment	120	5%	158	6%	(38)

Total Other and Inter-segment	1,057	44%	1,007	39%	50

Total net sales	$2,412		$2,607		$(195)

Operating income (loss)	$(29)		$(170)		$141
Gross margin	7.2%		1.8%

Net Sales Total sales for 2007 decreased due to decreased volume of $335 million, and contractual price reductions of $55 million. Offsetting the decreases was a favorable impact in foreign currency exchange rates of $78 million, and commodity pass-through. Additionally, sales in 2007 increased by $109 million due to the acquisition of a controlling position in SDAAC.

The GM sales decrease for 2007 as compared to 2006 was driven by a decline in GM North America volume of $252 million, as well as contractual price reductions. Offsetting these decreases was the favorable impact of foreign currency exchange rates of $26 million, primarily related to the Euro and Brazilian Real, and commodity pass-through, primarily aluminum, of $9 million.

The other customer and inter-segment sales increase for 2007 was favorably impacted by foreign currency exchange rates of $51 million. Additionally, other customer and inter-segment sales increased during 2007 due to the acquisition of a controlling position in SDAAC. Excluding the impact of the SDAAC acquisition, other customers and inter-segment sales decreased $59 million during 2007, primarily due to volume of $83 million and contractual price reductions.

Operating Income/Loss The decrease in operating loss for 2007 as compared to 2006 was primarily due to favorable operational performance of $191 million, a reduction in employee termination and other exit costs of $25 million, a reduction in warranty expense of $40 million, reduced depreciation and amortization expense of $17 million due to previous long-lived asset impairments in 2006 and 2007, and reduced costs related to temporarily idled U.S. hourly workers who received nearly full pay and benefits as a result of the attrition programs encompassed in the U.S. workforce transition program of $11 million. Operating income was unfavorably impacted by a reduction in volume of $108 million, contractual price reductions of $55 million, and Thermal System’s ongoing investments and related expenses in developing new markets and transforming European and North American operations to achieve additional costs savings.

Automotive Holdings Group

The Automotive Holdings Group segment, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework, had sales and operating results for the years ended December 31, 2007 and 2006 as follows:

	Years Ended
	December 31,
					Favorable/
	2007		2006		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,585	54%	$2,031	56%	$(446)

Other customers	1,172	40%	1,376	38%	(204)
Inter-segment	189	6%	231	6%	(42)

Total Other and Inter-segment	1,361	46%	1,607	44%	(246)

Total net sales	$2,946		$3,638		$(692)

Operating income (loss)	$(393)		$(488)		$95
Gross margin	(1.5)%		(0.1%)

Net Sales Total sales for 2007 decreased $692 million from 2006 primarily due to volume and the exit of certain plants and products of $737 million and contractual price reductions of $24 million. These decreases were partially offset by favorable currency exchange rates of $63 million, and a favorable impact from commodity pass-through of $7 million.

GM sales decreased for 2007 as compared to 2006 primarily due to volume of $462 million. The sales decrease was partially offset by favorable foreign currency exchange rates of $21 million.

The other customer and inter-segment decrease in 2007 was primarily due to volume of $275 million. The sales decrease was slightly offset by the impact of favorable foreign currency exchange rates of $42 million.

Operating Income/Loss The decrease in operating loss in 2007 was due to operational performance improvements, primarily in manufacturing, of $352 million, a reduction in impairment charges and depreciation and amortization of $102 million, reduced costs related to temporarily idled U.S. hourly workers who received nearly full pay and benefits as a result of the attrition programs encompassed in the U.S. workforce transition program of $32 million, lower SG&A expenses of $31 million, and $20 million due to an increase in environmental expenses recorded in 2006. Operating loss was unfavorably impacted by an increase in expense for employee termination benefits and other exit costs of $212 million, including $161 million related to the closure of the Puerto Real site in Cadiz, Spain, and reductions in volume of $212 million. Additionally, operating loss was unfavorably impacted by contractual price reductions of $24 million.

Corporate and Other

Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. workforce transition programs (Refer to Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements). Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, and consumer electronics. The Corporate and Other segment had sales and operating results for the years ended December 31, 2007 and 2006 as follows:

	Years Ended
	December 31,
			Favorable/
	2007	2006	(Unfavorable)
	(dollars in millions)

Net sales	$259	$469	$(210)
Operating income (loss)	$(1,274)	$(3,834)	$2,560

Net Sales Corporate and Other sales in 2007 were $259 million, a decrease of $210 million compared to 2006, primarily as a result of lower sales in our GM service parts organization, the consumer electronics business and a softening in the U.S. retail satellite radio market.

Operating Income/Loss The decreased operating loss was primarily due to a reduction in U.S. employee workforce transition program charges. During 2007, Delphi recorded $212 million of U.S. employee workforce transition program charges as compared to $2,706 million in 2006. Operating loss was also favorably impacted by $36 million due to the change in pension excise tax expenses. Offsetting these improvements are charges of $343 million resulting from the settlement agreement reached with respect to the securities and ERISA litigation (Refer to Note 17. Commitments and Contingencies to the consolidated financial statements), and a reduction to cost of sales of $108 million as a result of the reduction in previously recorded postretirement benefit accruals recorded in 2006. Additionally, one of the components of SG&A expenses is costs related to information technology of $474 million for 2007 and $389 million for 2006. The increase of $85 million is primarily due to costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

2006 versus 2005

Consolidated Results of Operations

The Company’s sales and operating results for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended
	December 31,
					Favorable/
	2006		2005		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$9,344	41%	$10,496	45%	$(1,152)
Other customers	13,393	59%	12,898	55%	495

Total net sales	$22,737		$23,394		$(657)
Cost of sales	21,966		22,265		299

Gross margin (a)	$771	3.4%	$1,129	4.8%	$(358)
U.S. employee workforce transition program charges	2,706		—		(2,706)
Depreciation and amortization	954		1,010		56
Long-lived asset impairment charges	172		172		—
Goodwill impairment charges	—		390		390
Selling, general and administrative	1,481		1,534		53

Operating loss	$(4,542)		$(1,977)		$(2,565)
Interest expense	(427)		(318)		(109)
Other income, net	40		55		(15)
Reorganization items	(92)		(3)		(89)

Loss from continuing operations before income taxes, minority interest and equity income	$(5,021)		$(2,243)		$(2,778)
Income tax (expense) benefit	(130)		63		(193)

Loss from continuing operations before minority interest and equity income	$(5,151)		$(2,180)		$(2,971)
Minority interest, net of tax	(34)		(20)		(14)
Equity income, net of tax	44		70		(26)

Loss from continuing operations	$(5,141)		$(2,130)		$(3,011)
Loss from discontinued operations, net of tax	(326)		(210)		(116)
Cumulative effect of accounting change, net of tax	3		(17)		20

Net loss	$(5,464)		$(2,357)		$(3,107)

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, Depreciation and amortization, and Long-lived asset impairment charges).

Net Sales

Net Sales from continuing operations for the year ended December 31, 2006 versus December 31, 2005. Total sales for 2006 decreased $657 million. Below is a summary of Delphi’s sales for this period.

	Years Ended
	December 31,					Variance Due To:
						Price		Commodity
					Favorable/	Reductions		Pass-
	2006		2005		(Unfavorable)	and Volume	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$9,344	41%	$10,496	45%	$(1,152)	$(1,232)	$41	$136	$(97)	$(1,152)
Other customers	13,393	59%	12,898	55%	495	99	140	138	118	495

Total net sales	$22,737		$23,394		$(657)	$(1,133)	$181	$274	$21	$(657)

Total sales for 2006 decreased primarily due to lower volume and contractual price reductions, partially offset by increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity pass-through, and favorable foreign currency exchange impacts primarily driven by the Euro, Brazilian Real, Korean Won and Chinese Renminbi. Included in this increase is $96 million of additional sales from our acquisition of a controlling interest in our joint venture, SDAAC, in the Thermal Systems product segment.

GM sales for 2006 decreased $1,152 million to 41% of sales, primarily due to production volumes for GM North America, which declined by approximately 4% compared to 2005, the wind-down of certain GM volume, as well as the migration during the period of certain product programs from sales to GM to sales to Tier I customers as well as design changes of $77 million. Sales were further decreased due to contractual price reductions and the sale of the battery product line. The GM sales decrease was partially offset by GM’s buildup of inventory for certain parts in the first half of 2006, commodity pass-through, particularly copper, as well as favorable foreign currency exchange impacts primarily driven by the Euro, Brazilian Real, Korean Won and Chinese Renminbi.

Other customer sales for 2006 increased by $495 million to 59% of total sales, primarily due to increased volume from diversifying our global customer base, particularly in Asia Pacific, favorable foreign exchange impacts and commodity pass-through. Other customer sales in Asia Pacific increased by approximately 52%, including impacts of foreign currency exchange rates, compared to 2005. To a lesser extent, the other customer sales increase was affected by the migration of certain chassis component product programs from sales to GM to sales to Tier I customers of approximately $124 million. Offsetting these increases in other customer sales were contractual price reductions.

Operating Results

Operating loss increased by $2.6 billion in 2006. Below is a summary of the variances in Delphi’s operating results for 2006 compared to 2005.

Gross Margin. Our gross margin decreased to $771 million, or 3.4%, in 2006 compared to gross margin of $1,129 million, or 4.8%, in 2005. Below is a summary of Delphi’s gross margin for this period.

	Years Ended
	December 31,			Variance Due To:
				Price		Employee
			Favorable/	Reductions	Operational	Termination
	2006	2005	(Unfavorable)	and Volume	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$771	$1,129	$(358)	$(991)	$570	$(110)	$173	$(358)
Percentage of Sales	3.4%	4.8%

The gross margin decrease was primarily due to lower volume, partially attributable to an approximate 4% reduction in GM North America vehicle production, and contractual price reductions, as noted in the table above. Offsetting these decreases were improvements in operational efficiencies, in both material and manufacturing efficiencies, and reduced employee termination benefits and other exit costs, as noted in the table above, as well as the following items:

•	$108 million as a result of the reduction in accruals for postemployment benefits, as Delphi determined that certain previously recorded accruals representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary;

•	Approximately $87 million due to an increase in postemployment benefit accruals for other than temporarily idled employees in 2005 that was not repeated in 2006.

U.S. Employee Workforce Transition Program Charges. Delphi recorded postretirement wage and benefit charges of approximately $2.7 billion during 2006 for the pre-retirement and buyout portions of the workforce transition programs for UAW- and IUE-CWA-represented hourly employees. These charges included net pension and postretirement benefit curtailment charges of $1.8 billion offset by $45 million of a curtailment gain related to extended disability benefits, as well as special termination benefit charges of approximately $0.9 billion. The curtailment charges are primarily due to reductions in anticipated future service as a result of the employees electing to participate in the program. The special termination benefit charges were for the pre-retirement and buyout portions of the cost of the workforce transition programs for UAW- and IUE-CWA-represented hourly employees who elected to participate.

Selling, General and Administrative Expenses. SG&A expenses of $1.5 billion, or 6.5% of total net sales for 2006 were essentially flat compared to $1.5 billion, or 6.6% of total net sales for 2005. The slight decrease as a percentage of total net sales in 2006 was primarily due to a reduction in information technology expense, a reduction in Corporate and Other expense attributable to a 9% year-over-year headcount reduction in the U.S. in 2006, as well as a reduction of expenses due to the sale of the battery product line.

Depreciation and Amortization. Depreciation and amortization was $1.0 billion for both 2006 and 2005. The consistent balance primarily reflects the impact of certain assets that were impaired in the fourth quarter of 2005, thereby reducing 2006 depreciation and amortization expense, lower capital spending at impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life in 2005. In addition, total capital spending is down by approximately 39% versus 2005, also contributing to reduced depreciation and amortization expense.

Long-Lived Asset Impairment Charges. Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amounts of approximately $172 million during 2006 and 2005, respectively. In accordance with SFAS 144, Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The 2006 charges primarily related to our Automotive Holdings Group and the 2005 charges primarily related to our Automotive Holdings Group, Electrical/Electronic Architecture and Thermal Systems segments. Refer to Note 9. Property, Net to the consolidated financial statements.

Goodwill Impairment Charges. Goodwill impairment charges of approximately $390 million were recorded in 2005. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) Delphi evaluates the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The 2005 charges primarily related to our Powertrain Systems segment. There were no goodwill impairment charges for 2006.

Interest Expense. Interest expense increased for 2006 to $427 million as compared to $318 million for 2005. The increase was generally attributable to higher levels of debt as well as an increase in our overall financing costs. Approximately $148 million and $38 million of contractual interest expense related to outstanding debt, including debt subject to compromise, were not recognized in accordance with the provisions of SOP 90-7 in 2006 and 2005, respectively.

Other Income and Expense. Other income for 2006 was $40 million as compared to other income of $55 million for 2005. The 2006 amount included increased non-Debtor interest income associated with additional cash and cash equivalents on hand, while the 2005 amount includes an $18 million gain on the sale of our investment in Akebono Brake Industry Company.

Reorganization Items. Bankruptcy-related reorganization expense was $92 million and $3 million for 2006 and 2005, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of $150 million during 2006. These costs were partially offset by interest income of $55 million from accumulated cash from the reorganization and $3 million of gains on the settlement of prepetition liabilities during 2006.

Income Taxes. We recorded income tax expense for 2006 of $130 million as compared to $63 million of income tax benefit for 2005. Given the effect of the mix of earnings by jurisdiction and withholding tax, the annual effective tax rate changed year-over-year from 2.8% to (2.6%). We do not recognize income tax benefits on losses in our U.S. and certain other non-U.S. operations as, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized. In 2006, we also recorded valuation allowances of $40 million for additional non-U.S. operations for which it is no longer more likely than not that these tax benefits will be realized.

Minority Interest. Minority interest was $34 million and $20 million for 2006 and 2005, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated investments.

Equity Income. Equity income was $44 million and $70 million for 2006 and 2005, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method investments. The decrease in equity income during 2006 was primarily due to the sale of our ownership in four ventures during 2005. Additionally, Delphi acquired a controlling interest in SDAAC during 2006, and therefore began consolidating the operating results of SDAAC.

Loss from Discontinued Operations. Loss from discontinued operations was $326 million and $210 million for 2006 and 2005, respectively. Included in loss from discontinued operations for 2006 are long-lived asset impairment charges of $43 million, workforce transition program charges of $249 million and employee termination benefits and other exit costs of $30 million. The loss from discontinued operations for 2005 included long-lived asset impairment charges of $61 million and employee termination benefits and other exit costs of $11 million.

Cumulative Effect of Accounting Change. During 2006 Delphi recorded a benefit of $3 million as a cumulative effect of accounting change (net of tax) resulting from the adoption of SFAS 123(R). During 2005 Delphi recorded a charge of $17 million as a cumulative effect of accounting change (net of tax) resulting from the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (“FIN 47”).

Results of Operations by Segment

Electronics and Safety

The Electronics and Safety segment, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics, and power electronics, as well as advanced development of software and silicon, had sales and operating results for the years ended December 31, 2006 and 2005 as follows:

	Years Ended
	December 31,
						Favorable/
	2006		2005			(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,587	31%	$1,790		34%	$(203)

Other customers	3,278	64%	3,249		61%	29
Inter-segment	228	5%	280		5%	(52)

Total Other and Inter-segment	3,506	69%	3,529		66%	(23)

Total net sales	$5,093		$5,319			$(226)

Operating income (loss)	$188		$154			$34
Gross margin	14.7%		13.5.	%

Net Sales Total sales for 2006 decreased $226 million from 2005 primarily due to lower volume of $70 million, contractual price reductions of $125 million, and design changes of $26 million. These decreases were partially offset by the favorable impact of foreign currency exchange rates of $32 million, primarily due to movements in the Euro and Korean Won.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM North America volume, including design changes that reduced costs and corresponding sales by $183 million, as well as contractual price reductions. GM sales included a slight impact from favorable currency exchange rates, primarily related to the Euro.

The other customers and inter-segment sales decreased slightly for 2006 as compared to 2005 due to contractual price reductions and design changes of $26 million. Offsetting this decrease were increased volume, primarily in Europe and Asia Pacific, of $112 million, and a favorable impact from currency exchange rates of $27 million, primarily the Euro and the Korean Won.

Operating Income/Loss The increased operating income for 2006 as compared to 2005 was impacted by material savings and improved manufacturing and engineering operations performance, which increased operating results by $164 million. Operating income for 2006 also included a gain on the sale of MobileAria assets of approximately $7 million. In addition, 2006 operating income was favorably impacted by reduced warranty and depreciation and amortization expense. Offsetting the increase was a reduction in volume of $98 million as well as contractual price reductions of $123 million.

Powertrain Systems

The Powertrain Systems segment, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities, had sales and operating results for the years ended December 31, 2006 and 2005 as follows:

	Years Ended
	December 31,
					Favorable/
	2006		2005		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,745	31%	$2,022	36%	$(277)

Other customers	3,399	61%	3,152	55%	247
Inter-segment	421	8%	523	9%	(102)

Total Other and Inter-segment	3,820	69%	3,675	64%	145

Total net sales	$5,565		$5,697		$(132)

Operating income (loss)	$(128)		$(514)		$386
Gross margin	7.9%		8.0%

Net Sales Total sales for 2006 decreased $132 million from 2005 primarily due to the sale of our battery product line in 2005 of $179 million, contractual price reductions of $127 million and design changes that reduced cost and corresponding sales of $52 million. The decrease in sales was partially offset by a $124 million increase in volume, the favorable impact of foreign currency exchange of $53 million, related to the Brazilian Real, Chinese Renminbi and Euro, as well as commodity pass-through of $49 million.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM volume of $192 million, as well as contractual price reductions. Included in the GM sales decrease during 2006 was the sale of our battery product line in the third quarter of 2005 of $40 million. Offsetting these sales decreases was a slightly favorable impact from currency exchange rates, primarily the Brazilian Real, and commodity pass-through of $17 million.

The other customers and inter-segment sales increase for 2006 as compared to 2005 was due to customer production schedule increases, sales mix, and the net of new and lost business of $276 million, primarily in Europe and Asia Pacific, as well as commodity pass-through of $32 million and a favorable $48 million impact from currency exchange rates, primarily driven by the Brazilian Real and the Chinese Renminbi. Included in the net volume increases was a partial reduction to other customer and inter-segment sales from the sale of our battery product line in the third quarter of 2005 of $139 million. Other customers and inter-segment sales were also unfavorably impacted by contractual price reductions.

Operating Income/Loss The operating loss decrease for 2006 as compared to 2005 was primarily attributable to a $368 million goodwill impairment charge recorded in 2005 and operational performance improvements of $229 million, primarily manufacturing and material improvements. Offsetting these decreases were contractual price reductions of $123 million, reductions in volume, primarily GM, offset by other customers, of $55 million, a $37 million gain on the sale of the battery product line recognized in 2005, increased employee termination benefits and other exit costs of $27 million related to the consolidation of our U.S. locations, and the establishment of additional environmental reserves.

Electrical/Electronic Architecture

The Electrical/Electronic Architecture segment, which includes complete electrical architecture and component products, had sales and operating results for the years ended December 31, 2006 and 2005 as follows:

	Years Ended
	December 31,
					Favorable/
	2006		2005		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,772	33%	$1,910	36%	$(138)

Other customers	3,420	64%	3,195	60%	225
Inter-segment	173	3%	205	4%	(32)

Total Other and Inter-segment	3,593	67%	3,400	64%	193

Total net sales	$5,365		$5,310		$55

Operating income (loss)	$(110)		$248		$(358)
Gross margin	8.0%		14.9%

Net Sales The total sales increase of $55 million for 2006 as compared to 2005 was primarily due to commodity pass-through, primarily copper, of $187 million, as well as favorable foreign currency exchange impacts of $63 million, primarily related to the Euro and the Brazilian Real. These increases in sales were partially offset by contractual price reductions of $147 million and volume of $30 million.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM North America volume of $198 million, as well as contractual price reductions. The decrease was offset by the impact of favorable currency exchange rates of $20 million, primarily related to the Brazilian Real, and commodity pass-through of $100 million.

The other customers and inter-segment sales increase for 2006 as compared to 2005 was due to customer production schedule increases, sales mix, the net of new and lost business of $168 million, primarily in Europe and Asia Pacific, and commodity pass-through. Further driving the increase was the impact of favorable currency exchange rates of $43 million, primarily related to the Euro and the Brazilian Real. Offsetting the favorable volume, commodity pass-through of $87 million and currency impacts were contractual price reductions.

Operating Income/Loss The operating loss for 2006 as compared to operating income for 2005 was the result of reductions in volume of $136 million and contractual price reductions of $144 million. Results in 2006 were impacted by a challenging environment for the North American business which included a reduction in GM North America volume and the absence of a competitive labor agreement in our U.S. operations to allow us to adjust our cost structure to the lower volume requirements, as well as a $39 million increase in employee termination benefits and other exit costs related to our U.S. and selected western European operations. Results were also negatively impacted by global commodities markets and pricing, especially for copper. Partially offsetting these decreases was minimal long-lived asset impairment charges recorded in 2006 versus $35 million recorded in 2005.

Thermal Systems

The Thermal Systems segment, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, commercial/industry applications, and powertrain cooling and related technologies, had sales and operating results for the year ended December 31, 2006 and 2005 as follows:

	Years Ended
	December 31,
					Favorable/
	2006		2005		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,600	61%	$1,700	66%	$(100)

Other customers	849	33%	725	28%	124
Inter-segment	158	6%	151	6%	7

Total Other and Inter-segment	1,007	39%	876	34%	131

Total net sales	$2,607		$2,576		$31

Operating income (loss)	$(170)		$(160)		$(10)
Gross margin	1.8%		3.8%

Net Sales Total sales for 2006 increased $31 million from 2005 primarily due to the acquisition of a controlling position in SDAAC. SDAAC is a Chinese entity specializing in HVAC and powertrain cooling supply to the Chinese market. SDAAC’s revenue included in Thermal Systems operating results beginning in the third quarter of 2006 was $96 million related to other customers. Additionally, sales increased due to a favorable impact from commodity pass-through of $21 million and favorable foreign currency exchange impacts of $18 million, mostly offset by volume of $83 million and contractual price reductions of $26 million.

The GM sales decrease for 2006 as compared to 2005 was primarily due to a decline in GM North America volume of $116 million, as well as contractual price reductions. The decrease was partially offset by commodity pass-through of $18 million, related to aluminum and copper, and the slightly favorable impact of currency exchange rates related to the Brazilian Real and Euro.

The other customer and inter-segment sales increase for 2006 as compared to 2005 was primarily driven by the acquisition of a controlling position in SDAAC discussed above. In addition to the SDAAC acquisition, other customers and inter-segment sales were favorably impacted by increased volume of $33 million, primarily in North and South America. Additionally, favorable foreign exchange impacts, related to the Brazilian Real and Euro, and favorable commodity pass-through were offset by contractual price reductions.

Operating Income/Loss The increase in operating loss for 2006 as compared to 2005 was impacted by a reduction in volume of $34 million and contractual price reductions of $27 million. As Thermal Systems continues to transform operations, it incurred increased costs related to employee termination benefit and other exit costs of $58 million, as well as increases to environmental reserves in the U.S. Additionally, in 2006 Thermal Systems began experiencing quality issues regarding parts that were purchased from one of Delphi’s suppliers and subsequently established warranty reserves to cover the cost of various repairs that may be implemented. Delphi is actively negotiating with the customer most affected by the issue to determine our ultimate cost as well as the supplier to determine if any portion of the liability is recoverable. Operating income in 2006 was also adversely affected by Thermal System’s ongoing investments in new markets. Favorable operating performance, primarily in material and manufacturing, of $69 million and reduced depreciation and amortization expense of $38 million offset the increased costs related to warranty and new market investment.

Automotive Holdings Group

The Automotive Holdings Group segment, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework, had sales and operating results for the years ended December 31, 2006 and 2005 as follows:

	Years Ended
	December 31,
					Favorable/
	2006		2005		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$2,031	56%	$2,264	60%	$(233)

Other customers	1,376	38%	1,206	32%	170
Inter-segment	231	6%	307	8%	(76)

Total Other and Inter-segment	1,607	44%	1,513	40%	94

Total net sales	$3,638		$3,777		$(139)

Operating income (loss)	$(488)		$(696)		$208
Gross margin	(0.1%)		(5.7%)

Net Sales Total sales for 2006 decreased $139 million from 2005 primarily due to volume, the exit of certain plants and products and contractual price reductions of $177 million. The decrease in total sales was partially offset by the impacts from favorable currency exchange rates of $14 million.

GM sales decreased for 2006 as compared to 2005 primarily due to the migration of certain product programs from direct sales to GM to sales to Tier 1 customers and contractual price reductions. The increase in other customer and inter-segment sales in 2006 was substantially impacted by the migration of certain product programs from sales to GM to sales to Tier I customers.

Operating Income/Loss The operating loss improvement for 2006 as compared to 2005 was impacted by operational performance improvements, primarily in manufacturing, of $272 million, partially offset by volume reductions, and the establishment of additional environmental reserves.

Corporate and Other

Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. workforce transition programs (Refer to Note 15. U.S. Employee Workforce Transition Programs to the consolidated financial statements). Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, and consumer electronics. The Corporate and Other segment had sales and operating results for the years ended December 31, 2006 and 2005 as follows:

	Years Ended December 31,
			Favorable/
	2006	2005	(Unfavorable)
	(dollars in millions)

Net sales	$469	$715	$(246)
Operating income (loss)	$(3,834)	$(1,009)	$(2,825)

Net Sales Corporate and Other sales for 2006 were $469 million, a decrease of $246 million compared from 2005. The decrease is primarily related to the divestiture of our battery product line, lower sales in our GM service parts organization, the consumer electronics business and a softening in the U.S. retail satellite radio market.

Operating Income/Loss The operating loss for 2006 for Corporate and Other was $3.8 billion compared to $1.0 billion for 2005. The increased loss was primarily due to U.S. employee workforce transition program charges of $2.7 billion in 2006.

Liquidity and Capital Resources

Overview of Current Capital Structure

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

Through a series of amendments over the course of the loan, the latest of which was entered into on November 20, 2007 (the “Third Amendment”), the Refinanced DIP Credit Facility now has a maturity date of July 1, 2008, Global EBITDAR covenants for the extension period, revised interest rates, and an amended definition of Global EBITDAR (as detailed below). In connection with the Third Amendment, Delphi paid amendment fees of 100 basis points or approximately $45 million, to the lenders.

The Refinanced DIP Credit Facility now carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 2.50%, (ii) with respect to Tranche B borrowings, 2.50%, (iii) with respect to Tranche C borrowings, 3.00%, or LIBOR plus (x) with respect to Tranche A borrowings, 3.50%, (y) with respect to Tranche B borrowings 3.50%, and (z) with respect to Tranche C borrowings 4.00%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of December 31, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $1.2 billion. Also as of December 31, 2007, there were no amounts outstanding under the Revolving Facility and the Company had $255 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements.

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

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at December 31, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

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

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at the levels set forth in the Refinanced DIP Credit Facility. The definition of Global EBITDAR provides for the exclusion of expenses arising out of, or in relation to, the MDL Settlements recorded in the second and third quarters of 2007.

The Refinanced DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of December 31, 2007.

The foregoing description of the Refinanced DIP Credit Facility and the amendments thereto is a general description only and is qualified in its entirety by reference to the underlying agreements, copies of which were previously filed with the SEC. Refer also to Note 14. Debt, to the consolidated financial statements for additional information on the Refinanced DIP Credit Facility.

Concurrently with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility (defined below) and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolving credit facility.

On November 6, 2007, the Debtors filed a motion requesting that the Court authorize the Debtors to enter into a “best efforts” engagement letter and fee letter with JPMorgan Securities Inc., JPMorgan Chase Bank, N.A., and Citigroup Global Markets Inc. in connection with an exit financing arrangement comprised of: (i) a senior secured first lien asset-based revolving credit facility in an aggregate principal amount of $1.6 billion; (ii) a senior secured first-lien term facility in an aggregate amount of $3.7 billion; and (iii) a senior secured second-lien term facility in the amount of $1.5 billion. On November 16, 2007, the Court entered an order authorizing the Debtors to enter into and perform all obligations under the engagement and fee letters.

On January 9, 2008, Delphi announced that primarily as a result of improved operating performance and lower capital expenditures for the 2007 fiscal year than the forecast in the 2007 business plan projection included in the plan of reorganization, Delphi’s year-end cash position for consolidated Delphi was preliminarily estimated to be approximately $850 million favorable to the 2007 business plan projection. After adjusting anticipated cash flows in 2008 to reflect retiming of certain payments previously forecast for 2007 and lower projections for certain forecasted emergence cash payments in 2008, Delphi reduced its planned exit facilities from the previously announced $6.8 billion authorized by the Court to approximately $6.1 billion. The facilities are anticipated to be comprised of $1.6 billion in an asset-based revolving credit facility, $3.7 billion in a first-lien term facility, and $825 million in a second-lien term facility. Once a lending syndicate has been assembled, and as soon as practicable, the Debtors intend to negotiate and enter into definitive credit documents with respect to the exit financing arrangements.

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2007 and 2006, we had $384 million and $375 million, respectively, outstanding under these accounts receivable factoring facilities.

In addition, Delphi continues to use its European accounts receivable securitization program, which has an availability of €178 million ($262 million at December 31, 2007 foreign currency exchange rates) and £12 million ($24 million at December 31, 2007 foreign currency exchange rates). Accounts receivable transferred under this program are also accounted for as short-term debt. As of December 31, 2007 and 2006, outstanding borrowings under this program were approximately $205 million and $122 million, respectively.

As of December 31, 2007 and 2006, we had $219 million and $173 million, respectively, of other debt, primarily consisting of overseas bank facilities, and less than $1 million and $70 million, respectively, of other debt classified as Liabilities Subject to Compromise.

As of December 31, 2007, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. Pursuant to the terms of our confirmed Amended Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	December 31,
	2007	2006
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391
Other debt (a)	—	70

Total long-term debt subject to compromise	2,375	2,445

Short-term, other, and long-term debt not subject to compromise:
Refinanced DIP term loan	2,746	—
Prepetition revolving credit facility	—	1,507
Prepetition term loan, due 2011	—	985
Accounts receivable factoring	384	375
DIP term loan	—	250
European securitization	205	122
Other debt (a)	160	56

Total short-term and other debt not subject to compromise	3,495	3,295

Other long-term debt	59	47

Total debt not subject to compromise	3,554	3,342

Total outstanding debt	$5,929	$5,787

(a)	During 2007, Delphi determined that capital lease and industrial development bond obligations were determined to be settled in the ordinary course of business and are no longer subject to compromise.

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

Indebtedness Throughout 2006

The Refinanced DIP Credit Facility’s terms and conditions are relatively consistent with the terms and conditions in the Amended DIP Credit Facility. The following paragraphs describe the capital structure throughout 2006.

On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended through November 13, 2006 (the “Amended DIP Credit Facility”), to borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. was the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., was syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consisted of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carried an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is LIBOR. Accordingly, the interest rate would fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility was to expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility were prepayable at Delphi’s option without premium or penalty.

On October 28, 2005, the Court granted the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the prepetition credit facilities (as described below) and the Debtors’ access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities included, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender could require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility.

The Amended DIP Credit Facility provided the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi only pledged 65% of the stock of its first-tier non-U.S. subsidiaries) and further provided that amounts borrowed under the Amended DIP Credit Facility would be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time was limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at December 31, 2006. Borrowing base standards could be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility included affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) was equal to or greater than $500 million, the restrictions on investments, mergers and disposition of assets did not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).

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

The Chapter 11 Filings also triggered early termination events under the European accounts receivables securitization program. On October 28, 2005, Delphi and the institutions sponsoring the European program entered into a preliminary agreement, which was then finalized on November 18, 2005, permitting continued use of the European program despite the occurrence of early termination events but with revised financial covenants and pricing. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007 and further extended on November 30, 2007 with a revised expiration date of December 18, 2008 with substantially the same terms and conditions.

Prepetition Indebtedness

The following should be read in conjunction with Note 14. Debt to the consolidated financial statements in this Annual Report.

Senior Unsecured Debt. Delphi had approximately $2.0 billion of senior unsecured debt at December 31, 2007. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2007 and 2006. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013, $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

Junior Subordinated Notes. Delphi previously had trust preferred securities that were issued by our subsidiaries, Delphi Trust I (“Trust I”) and Delphi Trust II (“Trust II”, collectively the “Trusts”, and each a subsidiary of Delphi which issued trust preferred securities and whose sole assets consisted of junior subordinated notes issued by Delphi). Delphi Trust I issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHRA and began trading on the Pink Sheets, a quotation source for over-the-counter securities on November 11, 2005. (Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Ratings, Stock Listing in this Annual Report). The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed. Trust II issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. As a result of our filing for chapter 11, payments of these cash distributions were stayed.

Additionally, although neither of the Trusts sought relief under chapter 11 of the Bankruptcy Code, Delphi’s filing under chapter 11 of the Bankruptcy Code constituted an “early termination event,” pursuant to which the Trusts were required to be dissolved in accordance with their respective trust declarations after notice of such dissolution was sent to each security holder. Law Debenture Trust Company of New York, as Trustee (“Law Debenture”), issued an initial notice of liquidation to the trust preferred security holders on August 17, 2006. On November 14, 2006, Law Debenture effected the termination of both trusts and liquidated the assets of each trust in accordance with the trust declarations. The trust preferred securities, each of which was represented by a global security held by Cede & Company as nominee for the Depository Trust Company (“DTC”), were exchanged for a registered global certificate, also held by DTC or its nominee, representing the junior subordinated notes issued by Delphi and previously held by the Trusts. Each trust preferred security holder received an interest in the junior subordinated notes equal to the aggregate liquidation amount of trust preferred securities held by such holder as provided for in the trust declarations. At December 31, 2006, Delphi had approximately $250 million of junior subordinated notes bearing interest at 8.25% maturing on November 15, 2033, and $150 million of variable rate junior subordinated notes maturing on November 15, 2033.

Prepetition Credit Facilities. On January 9, 2007, Delphi repaid the Prepetition Facility in full with the proceeds of the Tranche C Term Loan of the Refinanced DIP Credit Facility and, accordingly, the adequate protection package for the Prepetition Facility ceased to be in effect. Additionally, the Prepetition Facility was terminated.

Cash Requirements

The following table summarizes our expected cash outflows resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude:

(a)	Our minimum funding requirements as set forth by ERISA are $2.5 billion over the next two years. Our minimum statutory funding requirements after 2007 are dependent on several factors as discussed in Note 16. Pension and Other Postretirement Benefits.

(b)	Payments due under our other OPEB plans. These plans are not required to be funded in advance, but are “pay as you go.” For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits in this Annual Report.

(c)	Estimated interest costs of $406 million, $460 million, $460 million, $460 million and $460 million, respectively, for 2008, 2009, 2010, 2011, and 2012. There are no material estimated interest costs after 2012.

(d)	As of December 31, 2007, the gross liability for uncertain tax positions under FIN 48 is $63 million. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations. For more information, refer to Note 8. Income Taxes to the consolidated financial statements in this Annual Report.

	Payments due by Period
			2009	2011
	Total	2008	& 2010	& 2012	Thereafter
	(in millions)

Debt and capital lease obligations (1)	$3,554	$3,495	$25	$10	$24
Operating lease obligations	414	103	132	102	77
Contractual commitments for capital expenditures	344	344	—	—	—
Other contractual purchase commitments, including information technology	921	260	423	219	19

Total	$5,233	$4,202	$580	$331	$120

(1)	These amounts include the $2.75 billion outstanding under the Refinanced DIP Credit Facility

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. However, the stay of proceedings provisions of section 362 of the Bankruptcy Code applies to actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations are set forth in the Amended Plan. Therefore, all liabilities, including debt, classified as subject to compromise have been excluded from the above table. Refer to Note 13. Liabilities Subject to Compromise and Note 14. Debt to the consolidated financial statements in this Annual Report for a further explanation of such classification.

Under section 362 of the Bankruptcy Code, actions to collect most of our prepetition liabilities, including payments owing to vendors in respect of goods furnished and service provided prior to the Petition Date, are automatically stayed. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. Pursuant to the confirmed Amended Plan, the Company assumed most of its prepetition executory contracts and unexpired leases. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. As a result, the Company anticipates its lease obligations, contractual commitments for capital expenditures, and other contractual purchase commitments as currently detailed in the above table may change significantly in the future.

Credit Ratings, Stock Listing

Until 2005 Delphi and its issues were rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of the Chapter 11 Filings, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/ B1/ BB-, respectively, to the Amended DIP Credit Facility. In January 2007 Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings to the Refinanced DIP Credit Facility first-priority loans of BBB+/Ba1/BB and to the Refinanced DIP Credit Facility second-priority loans of BBB-/Ba3/BB-.

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

Capital Expenditures

Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2007, Delphi had approximately $344 million in outstanding cancelable and non-cancelable capital commitments.

We expect capital expenditures to be approximately $1.0 billion in 2008 consistent with prior years, based on the current organizational structure as a going concern. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Electronics and Safety	$161	$180	$282
Powertrain Systems	149	157	227
Electrical/Electronic Architecture	182	182	206
Thermal Systems	66	25	37
Automotive Holdings Group	3	53	126
Corporate and Other	19	25	147

Continuing operations capital expenditures	580	622	1,025

Discontinued operations	66	99	158

Total capital expenditures	$646	$721	$1,183

North America	$255	$253	$572	(1)
Europe, Middle East & Africa	217	275	331
Asia-Pacific	85	72	100
South America	23	22	22

Continuing operations capital expenditures	580	622	1,025

Discontinued operations	66	99	158

Total capital expenditures	$646	$721	$1,183

(1)	Includes $129 million for purchase of facilities previously leased, primarily within the Corporate and Other segment. Prior to the purchase, these leases were accounted for as operating leases.

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

Operating Activities. Net cash used in operating activities totaled $289 million for the year ended December 31, 2007, compared to net cash provided by operating activities of $9 million in 2006 and $183 million in 2005. Cash flow from operating activities was reduced for all periods by contributions to our U.S. pension plans of $304 million, $305 million, and $691 million and OPEB payments of $207 million, $262 million, and $186 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flow from operating activities in 2007 and 2006 was reduced for cash paid to employees in conjunction with the U.S. Employee Workforce Transition Programs of $793 million and $654 million, respectively, less amounts reimbursed to Delphi from GM of $265 million and $405 million, respectively. During 2007 and 2006 our cash flows from operating activities were negatively impacted by payments of $377 million and $424 million, respectively, of interest, $142 million and $70 million, respectively, of reorganization related costs and $155 million and $100 million, respectively, of incentive compensation to executives and U.S. salaried employees. During 2007, cash flow from operating activities was negatively impacted by payments of $153 million to severed employees as part of the DASE Separation Plan. Cash flow from operations in 2007 and 2006 was positively impacted by extended supplier payment terms compared to 2005 and 2006 where certain suppliers, principally in the U.S., demanded shorter supplier payment terms or prepayments as a result of the Chapter 11 Filings.

Investing Activities. Cash flows used in investing activities totaled $339 million for the year ended December 31, 2007, compared to $554 million and $794 million for the years ended December 31, 2006 and 2005, respectively. The principal use of cash in 2007, 2006 and 2005 reflected capital expenditures related to ongoing operations and, in 2007 and 2006, $82 million and $24 million, respectively, of proceeds from divestitures offset by an increase in restricted cash related to the U.S. employee workforce transition programs of approximately $22 million and $105 million, respectively. Cash flows from investing activities in 2005 included approximately $129 million for the purchase of certain previously leased properties and $245 million of proceeds from divestitures of product lines and joint ventures. Other cash flows from investing activities principally consist of collections of notes receivable and proceeds from the sale to third parties of non-U.S. trade bank notes representing short term notes receivable received from customers with original maturities of 90 days or more, principally in China, in return for sales of product.

Financing Activities. Net cash used in financing activities was $58 million for the year ended December 31, 2007, compared to $122 million in 2006 and net cash provided by financing activities of $1,952 million in 2005. Net cash provided by financing activities during 2007 primarily reflected borrowings under the Refinanced DIP Credit Facility offset by repayments of the Amended DIP Credit Facility and the Prepetition Facility. Net cash used in financing activities during 2006 consisted primarily of repayments of credit facilities and other debt. Net cash provided by financing activities in 2005 primarily reflected borrowings under the Amended DIP Credit Facility offset by repayment of U.S. securitization borrowings. The payment of dividends is reflected for 2005.

Dividends. On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities (both the one in effect during 2006 and the refinanced facility currently in effect) include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the foreseeable future. Refer to Note 14. Debt to the consolidated financial statements in this Annual Report on Form 10-K.

Stock Repurchase Program. The Board of Directors had authorized the repurchase of up to 19 million shares of Delphi common stock to fund stock options and other employee benefit plans through the first quarter of 2006. We did not repurchase any shares pursuant to this plan and the plan was not renewed.

U.S. Pension Plans and Other Postretirement Benefits

Delphi sponsors defined benefit pension plans covering a significant percentage of our U.S workforce and certain of our non-U.S. workforce. On December 31, 2007, the projected benefit obligation (“PBO”) of the U.S. defined benefit pension plans exceeded the market value of the plan assets by $3.3 billion, compared to $4.2 billion at December 31, 2006; the change is explained as follows:

Underfunded
Status
(PBO basis)
(in millions)

December 31, 2006	$(4,188)
Pension contributions	209
2007 actual asset returns — 9%	857
Impact of weighted-average discount rate increase by 45 basis points to 6.35%	589
Interest and service cost	(1,021)
Impact of prospective plan amendments, divestitures and U.S employee workforce transition program	248

December 31, 2007	$(3,306)

As permitted under chapter 11 of the Bankruptcy Code, Delphi made only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2007, Delphi contributed $0.2 billion to its U.S. pension plans. Although Delphi’s 2008 minimum funding requirement is approximately $2.5 billion under current legislation and plan design, Delphi is in chapter 11, and due to our favorable pension waivers, our 2008 contributions will be limited to approximately $0.2 billion, representing the normal service cost earned during the year. Upon emergence from chapter 11, we will be required to meet our past due funding obligations. These obligations will be the amount of the minimum funding requirement contributions that would have been due, less the amount of the normal service cost contributions actually paid to the pensions plus interest. Assuming we make such funding upon emergence from chapter 11 and related plan design changes, we will be required by employee benefit and tax laws to make contributions of approximately $2.5 billion in 2008, none in 2009 and $0.4 billion in 2010.

Historically, Delphi’s U.S. pension plans have generally provided covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. As part of Delphi’s plan of reorganization and transformation plan, Delphi has reached agreements with GM and its U.S. hourly employees to freeze accrued benefits under the existing pension plan at bankruptcy emergence and transition employees not covered by benefit guarantees between GM and the UAW, IUE-CWA and USW to a cash balance pension plan or a defined contribution plan. Similarly, accrued benefits under the U.S. salaried pension plan will be frozen at bankruptcy emergence and covered employees will be transitioned to a defined contribution plan.

We also maintain postretirement benefit plans other than pensions, which provide covered U.S. hourly and salaried employees with retiree medical and life insurance benefits. At December 31, 2007 and 2006, the accumulated postretirement benefit obligation (“APBO”) was $8.7 billion and $9.1 billion, respectively. These plans do not have minimum funding requirements, but rather are “pay as you go.” During 2007 and 2006, net other postretirement benefit payments totaled $243 million and $229 million, respectively. As part of Delphi’s plan of reorganization and transformation plan, Delphi has reached agreements with GM and the unions representing its U.S. hourly employees to transfer to GM certain retiree medical and employer-paid retiree life insurance benefit obligations at bankruptcy emergence and otherwise transition hourly employees to defined benefit retiree medical accounts or a defined contribution plan.

Delphi selected discount rates for our U.S. pension and other postretirement benefit plans by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high quality fixed income investments rated AA- or higher by Standard and Poor’s and with the Citigroup Pension Discount Curve. Because high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when cash benefit payments are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The weighted-average pension discount rate determined on that basis increased from 5.90% for 2006 to 6.35% for 2007. This 45 basis point increase in the weighted-average discount rate decreased the underfunded status of the U.S. pension plans by approximately $0.6 billion. The weighted-average other postretirement benefits discount rate determined on that basis increased from 6.10% for 2006 to 6.40% for 2007. This 30 basis point increase in the weighted average discount rate decreased the underfunded status of the U.S. postretirement plans by approximately $0.5 billion. Delphi selected discount rates for its non-U.S. plans by analyzing the yields of high quality fixed income investments.

Agreements relating to union matters allow for some of Delphi’s hourly employees in the U.S. to transfer to GM as appropriate job openings become available at GM, while GM employees in the U.S. had similar opportunities to transfer to the Company, those opportunities are currently suspended. Pursuant to the Amended Plan, certain of these provisions have been changed with agreement of GM and the unions. If such a transfer occurs, in general, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to Delphi’s separation from GM). There will be no transfer of pension assets or liabilities between GM and us with respect to such employees that transfer between our companies. The company to which the employee transfers will be responsible for the related other postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for other postretirement obligations associated with employees that transfer between GM and Delphi. The consolidated balance sheets include approximately $3.1 billion as of December 31, 2007 and December 31, 2006, of postretirement obligations classified as liabilities subject to compromise reflecting an APBO for benefits payable to GM for employees that transferred from Delphi to GM. Additionally, a $0.1 billion receivable for the cash settlement amount due from GM for postretirement obligations associated with employees transferring from GM to Delphi has been classified as an other long-term asset. Based on the terms of the GSA, GM will assume certain of Delphi’s hourly medical postretirement benefits, including the cancellation of amounts payable to GM related to Delphi employees that have transferred to GM.

	Other Postretirement Benefits
	Delphi	Delphi	Payable to
	Hourly	Salaried	GM	Total
	(in millions)

Benefit obligation at December 31, 2006	$4,908	$1,026	$3,121	$9,055
Service cost	65	16	—	81
Interest cost	293	61	188	542
Plan participants’ contributions	—	3	—	3
Actuarial gains	(313)	73	(231)	(471)
Benefits paid	(198)	(45)	—	(243)
Special termination benefits	3	—	—	3
Impact of curtailment	(133)	—	33	(100)
Plan amendments and other	(138)	—	—	(138)

Benefit obligation at December 31, 2007	$4,487	$1,134	$3,111	$8,732

Shareholder Lawsuits

As previously disclosed, the Company, along with certain of its subsidiaries, current and former directors of the Company, and certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements in 2005. Through mediated settlement discussions, on August 31, 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the securities actions, ERISA actions, and shareholder derivative actions in consolidated proceedings (“the “Multidistrict Litigation” or “MDL”) reached an agreement with the lead plaintiffs in the Securities Actions as defined below (the “Lead Plaintiffs”) and named plaintiffs in the Amended ERISA Action as defined below (the “ERISA Plaintiffs”) resulting in a settlement of the Multidistrict Litigation (the “MDL Settlements”). Pursuant to the MDL Settlements, the class claimants will receive cash and allowed claims in the chapter 11 proceedings that, when valued at the face amount of the allowed claims, is equivalent to approximately $351 million. The MDL Settlements were approved by the District Court in which the actions are pending, and by the Court on January 25, 2008.

On September 5, 2007 the U.S. District Court for the Eastern District of Michigan (the “District Court”) entered an order preliminarily certifying the class and approving the settlement and scheduled the matter for a fairness hearing on November 13, 2007. On November 13, the District Court conducted the fairness hearing and took the matter under advisement. On October 29, 2007,the Court entered an order preliminarily approving the MDL Settlements subject to final consideration at the confirmation hearing on Delphi’s plan of reorganization and the Court’s consideration of certain objections that may be filed as to the MDL Settlements. On October 29, 2007, the Court lifted the automatic stay as to the discovery provided to the Lead Plaintiffs. On December 4, 2007, the District Court held another hearing to consider proposed modifications to the MDL Settlements (the “Modified MDL Settlements”), and tentatively approved the Modified MDL Settlements, after determining that the modifications were at least neutral to the Lead Plaintiffs and potentially provide a net benefit to the Lead Plaintiffs. The District Court approved the MDL Settlements in an opinion and order issued on January 10, 2008 and amended on January 11, 2008, and the District Court entered final orders and judgments dated January 23, 2008 with respect to the securities and ERISA actions. On January 25, 2008, the Court approved the MDL Settlements. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Amended Plan occurring, and if, for any reason, we cannot emerge as contemplated, the MDL Settlements will become null and void. A copy of an addendum setting forth the modification is attached as Exhibit 99(f) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs stated that they intended to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay were modified or lifted to permit such action. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the Lead Plaintiffs and other parties in the case.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed Lead Plaintiffs filed a consolidated class action complaint (the “Securities Actions”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Securities Actions name several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The Securities Actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the District Court as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. On February 15, 2007, the District Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the Lead Plaintiffs and other parties in the case.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions in the U.S. District Court. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the derivative cases were administratively closed.

The following is a summary of the principal terms of the MDL Settlements as they relate to the Company and its affiliates and related parties and is qualified in its entirety by reference to the complete agreements submitted to the Court for approval and which were filed as exhibits to the Company’s Current Report on Form 8-K dated September 5, 2007.

Under the terms of the Modified MDL Settlements, the Lead Plaintiffs and the ERISA Plaintiffs will receive claims that will be satisfied through Delphi’s Amended Plan as confirmed by the Court pursuant to the confirmation order described under Item 1.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008. The Lead Plaintiffs will be granted an allowed claim in the face amount of

$179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Amended Plan. Additionally, the Lead Plaintiffs will receive $15 million to be provided by a third party. Delphi has also agreed to provide the Lead Plaintiffs, on behalf of the class members, the ability to exercise their rights in the anticipated discount rights offering in connection with the Amended Plan through a notice mechanism and a pledge of cash collateral. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the settlement reached with the Lead Plaintiffs. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged. The settlement with the ERISA Plaintiffs is structured similarly to the settlement reached with the Lead Plaintiffs. The ERISA Plaintiffs’ claim will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under the Plan. Unlike the settlement reached with the Lead Plaintiffs, the ERISA Plaintiffs will not be able to opt out of their settlement.

In addition to the amounts to be provided by Delphi from the above described claims in its chapter 11 cases, the Lead Plaintiffs will also receive a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. The ERISA Plaintiffs will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Settlement amounts from insurers and underwriters were paid and placed in escrow by September 25, 2007 pending Court approval.

The MDL Settlements include a dismissal with prejudice of the ERISA and Securities Actions and a full release as to certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. The Company also received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to evaluate the shareholder demand. As a component of the MDL Settlements, the Special Committee determined not to assert these claims; however, it has retained the right to assert the claims as affirmative defenses and setoffs against any action to collect on a proof of claim filed by those individuals named in the demand for derivative action should the Company determine that it is in its best interests to do so.

As a result of the MDL Settlements, as of December 31, 2007, Delphi has a liability of $351 million recorded for this matter. The expense incurred for this matter was $343 million during 2007. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible; and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. Delphi had previously recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006. Based on the modifications to the MDL Settlements discussed above, Delphi reduced its liability by approximately $10 million during December 2007. As discussed above, in conjunction with the MDL Settlements, Delphi expects to record recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries upon Delphi’s emergence from chapter 11.

Environmental and Other Regulatory Matters

Delphi is subject to the requirements of U.S. federal, state, local, and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge, and waste management. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual Report. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during the past three years, Delphi expects to spend $11 million over the course of the next year to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering Division facility, to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently, and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.

Delphi recognizes environmental remediation liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies, and additional information about the ultimate remediation methodology to be used could significantly change Delphi’s estimates.

Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in 2008. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2007, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

As of December 31, 2007 and 2006, Delphi’s reserve for environmental investigation and remediation was approximately $112 million and $118 million, respectively, including approximately $3 million within liabilities subject to compromise at December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain sites as part of the Separation. Delphi completed a number of environmental investigations during 2006 in conjunction with our transformation plan, which contemplates significant restructuring activity, including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment, and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to Delphi’s environmental reserve of approximately $70 million in 2006. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs.

Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2007 accruals will be adequate to cover the estimated liability for its exposure in respect to such matters and that these costs will be incurred over the next 20 years. However, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2007, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $105 million.

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

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are described in Note 1. Significant Accounting Policies to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Accrued Liabilities and Other Long-Term Liabilities

Warranty Obligations — Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold. We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors which impact our estimates are (i) the stated or implied warranty; (2) vehicle manufacturer (“VM”) source; (3) VM policy decisions regarding warranty claims; and (4) VMs seeking to hold suppliers responsible for product warranties.

Environmental Remediation Liabilities — We are required to estimate the cost of remediating known environmental issues. We established our liability on the assessment of key factors which impact our estimates are (1) identification of environmental risk; (2) preparation of remediation alternatives; (3) assessment of probabilities of performing the remediation alternatives; and (4) environmental studies.

Pension and Other Postretirement Benefits

We use actuarial estimated and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, as more fully described above in Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits and the related footnotes to the financial statements. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits above and Note 16. Pension and Other Postretirement Benefits to the consolidated financial statements for additional details. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; (3) actuarial assumptions such as retirement age and mortality; and (4) health care inflation rates.

Valuation of Long-lived Assets, Investments in Affiliates and Expected Useful Lives

We are required to review the recoverability of certain of our long-lived assets based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention.

Deferred Tax Assets

We are required to estimate whether recoverability of our deferred tax assets is more likely than not. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations. The key factors which impact our estimates are (1) variances in future projected profitability, including by taxable entity; (2) tax attributes; and (3) tax planning alternatives.

Liabilities Subject to Compromise

In accordance with SOP 90-7, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Liabilities subject to compromise should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Unsecured liabilities of the Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. Liabilities subject to compromise are adjusted for changes in estimates and settlements of prepetition obligations. The key factors which impact our estimates are (1) court actions; (2) further developments with respect to disputed claims; (3) determinations of the secured status of certain claims; and (4) the values of any collateral securing such claims.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the

Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility and to obtain an extension of term or other amendments as necessary to maintain access to such facility; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to consummate its Amended Plan which was confirmed by the Court on January 25, 2008; the Company’s ability to satisfy the terms and conditions of the EPCA; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Item 1. Business “Plan of Reorganization and Transformation Plan”) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in this Annual Report, including the risk factors in Part I. Item 1A. Risk Factors, contained herein. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities.

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

A discussion of our accounting policies for derivative instruments is included in Note 1. Significant Accounting Policies to our consolidated financial statements and further disclosure is provided in Note 22. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices. Currently, Delphi does not have any options or instruments with non-linear returns.

We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Historically, we have reduced our exposure through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We also face an inherent business risk of exposure to commodity prices risks, and have historically offset our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. Postpetition, we continue to manage our exposures to changes in currency rates and commodity prices using these derivative instruments.

Currency Exchange Rate Risk

Currency exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. Currently our most significant currency exposures relate to the Mexican Peso, Chinese Yuan (Renminbi), Euro, Polish Zloty, and Turkish New Lira. As of December 31, 2007 and 2006, the net fair value asset of all financial instruments (hedges and underlying transactions) with exposure to currency risk was approximately $189 million and $411 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $115 million and $51 million at December 31, 2007 and 2006, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for natural gas and various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $10 million and approximately $16 million at December 31, 2007 and 2006, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $47 million and $39 million at December 31, 2007 and 2006, respectively. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently have approximately $2.4 billion of fixed rate debt, junior subordinated notes and other debt which are subject to compromise. The interest rate applicable to a portion of the junior subordinated notes, with an aggregate principal value of approximately $150 million, is an adjustable rate with an initial five-year fixed rate through November 15, 2008. Our Refinanced DIP Credit Facility includes a first priority term loan (“Tranche B Term Loan”) which carries an interest rate of the Administrative Agent’s Alternate Base Rate plus 2.50% or LIBOR plus 3.50% and a second priority term loan (“Tranche C Term Loan”) which carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus 3.00% or LIBOR plus 4.00%. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility.

The table below indicates interest rate sensitivity to floating rate debt based on amounts outstanding as of December 31, 2007.

	Tranche B	Tranche C
Change in Rate	Term Loan	Term Loan	Other (1)
	(in millions)

25 bps decrease	$0.6	$6.2		$2.0
25 bps increase	$(0.6)	$(6.2)	$	(2.0)

(1)	Includes European Securitization Program, Accounts Receivable Factoring and other overseas bank debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s 2007 assessment identified a material weakness related to its inventory accounting adjustments. Ongoing remediation plans to address this material weakness are described below in the section “Ongoing Remediation Activities” of Item 9A. “Controls and Procedures”.

Inventory Accounting Adjustments — Controls to determine that adjustments to inventory quantities are made in the appropriate period and to capture, analyze and record inventory manufacturing variances did not operate with sufficient timeliness and precision to enable recognition of material adjustments to inventory balances in the proper period. Specifically, we did not fully implement the new enterprise software solution as intended within our Electrical/Electronic Architecture segment. Therefore a significant portion of the segment’s inventory continued to be processed in our legacy inventory system which lacks a timely perpetual inventory record. Additionally, in those locations where we implemented our new enterprise software solution, the implementation controls related to data and process conversion and end user readiness have not functioned as designed. As a result of these situations, it is possible that material misstatements related to the carrying value of inventories, cost of goods sold and related disclosures could occur and not be prevented or detected on a timely basis.

Management has discussed the material weakness described above and related corrective actions with the Company’s Audit Committee. Ernst & Young has issued an attestation report, which follows this report which is included under Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited Delphi Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delphi Corporations’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in controls related to inventory in its Electrical/Electronic Architecture segment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 14, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Delphi Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/  Ernst & Young LLP
Ernst & Young LLP

Detroit, Michigan
February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited the accompanying consolidated balance sheets of Delphi Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also include the financial statement schedule for the years ended December 31, 2007 and 2006, listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Delphi Corporation will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 8, 2005, Delphi Corporation and its wholly owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Delphi Corporation’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the consolidated financial statements, in 2007, the Company changed its method of accounting for uncertainties in income taxes.

As discussed in Note 20 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock compensation.

As discussed in Note 16 to the consolidated financial statements, in 2006, the Company changed its method of accounting for the funded status of its defined benefit pension and other postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the effect of a material weakness.

/s/ Ernst & Young LLP
Ernst & Young LLP

Detroit, Michigan
February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited the accompanying consolidated statement of operations of Delphi Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) and the related consolidated statements stockholders’ equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2 for the year ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Delphi’s operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic 2005 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has filed for reorganization under chapter 11 of the United States Bankruptcy Code. The accompanying 2005 financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying 2005 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s ability to comply with the terms and conditions of the debtor-in-possession financing agreement; to obtain confirmation of a plan of reorganization under chapter 11 of the United States Bankruptcy Code; to reduce wage and benefit costs and liabilities through the bankruptcy process; to return to profitability; to generate sufficient cash flow from operations and; to obtain financing sources to meet the Company’s future obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Detroit, Michigan

July 11, 2006, except for the effects of the pending dispositions discussed in Note 5, the addition of the investments in affiliates disclosure in Note 18, and the segment realignment discussed in Note 21 as to which the date is February 19, 2008

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$8,301	$9,344	$10,496
Other customers	13,982	13,393	12,898

Total net sales	22,283	22,737	23,394

Operating expenses:
Cost of sales, excluding items listed below	21,066	21,966	22,265
U.S. employee workforce transition program charges (Note 15)	212	2,706	—
Depreciation and amortization	914	954	1,010
Long-lived asset impairment charges (Note 9)	98	172	172
Goodwill impairment charges (Note 10)	—	—	390
Selling, general and administrative	1,595	1,481	1,534
Securities & ERISA litigation charge (Note 17)	343	—	—

Total operating expenses	24,228	27,279	25,371

Operating loss	(1,945)	(4,542)	(1,977)
Interest expense (Contractual interest expense for 2007, 2006 and 2005 was $494 million, $577 million and $356 million, respectively) (Note 1)	(769)	(427)	(318)
Loss on extinguishment of debt	(27)	—	—
Other income, net (Note 19)	110	40	55
Reorganization items (Note 3)	(163)	(92)	(3)

Loss from continuing operations before income taxes, minority interest and equity income	(2,794)	(5,021)	(2,243)
Income tax benefit (expense)	522	(130)	63

Loss from continuing operations before minority interest and equity income	(2,272)	(5,151)	(2,180)
Minority interest, net of tax	(63)	(34)	(20)
Equity income, net of tax	27	44	70

Loss from continuing operations	(2,308)	(5,141)	(2,130)
Loss from discontinued operations (includes charge of $595 million related to the assets held for sale for the year ended December 31, 2007), net of tax	(757)	(326)	(210)
Cumulative effect of accounting change, net of tax (Note 1)	—	3	(17)

Net loss	$(3,065)	$(5,464)	$(2,357)

Basic and diluted loss per share
Continuing operations	$(4.11)	$(9.16)	$(3.80)
Discontinued operations	(1.34)	(0.58)	(0.38)
Cumulative effect of accounting change	—	0.01	(0.03)

Basic and diluted loss per share	$(5.45)	$(9.73)	$(4.21)

Dividends declared per share	$—	$—	$0.045

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,036	$1,608
Restricted cash	173	146
Accounts receivable, net:
General Motors and affiliates	1,257	1,817
Other	2,637	2,524
Inventories, net:
Productive material, work-in-process and supplies	1,312	1,403
Finished goods	496	521
Deferred income taxes (Note 8)	58	68
Other current assets	530	378
Assets held for sale (Note 5)	720	1,451

Total current assets	8,219	9,916
Long-term assets:
Property, net (Note 9)	3,863	4,066
Investments in affiliates (Note 18)	387	409
Deferred income taxes (Note 8)	43	96
Goodwill (Note 10)	397	378
Other intangible assets, net	40	51
Other	718	476

Total long-term assets	5,448	5,476

Total assets	$13,667	$15,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion of long-term debt, and debt in default (Note 14)	$749	$3,045
Debtor-in-possession financing (Note 14)	—	250
Refinanced debtor-in-possession financing (Note 14)	2,746	—
Accounts payable	2,904	2,585
Accrued liabilities (Note 11)	2,281	2,165
Liabilities held for sale (Note 5)	412	359

Total current liabilities	9,092	8,404
Long-term liabilities:
Long-term debt (Note 14)	59	47
Employee benefit plan obligations (Note 16)	443	546
Other (Note 11)	1,185	852

Total long-term liabilities	1,687	1,445
Liabilities subject to compromise (Note 13)	16,197	17,416

Total liabilities	26,976	27,265

Commitments and contingencies (Note 17)
Minority interest	163	182
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued	6	6
Additional paid-in capital	2,756	2,769
Accumulated deficit	(14,976)	(11,893)
Accumulated other comprehensive income (loss):
Employee benefit plans (Note 16)	(1,679)	(3,041)
Other	446	156

Total accumulated other comprehensive income (loss)	(1,233)	(2,885)
Treasury stock, at cost (1.5 million and 3.2 million shares in 2007 and 2006, respectively)	(25)	(52)

Total stockholders’ deficit	(13,472)	(12,055)

Total liabilities and stockholders’ deficit	$13,667	$15,392

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Cash flows from operating activities:
Net loss	$(3,065)	$(5,464)	$(2,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	914	954	1,010
Long-lived asset impairment charges	98	172	172
Goodwill impairment charges	—	—	390
Deferred income taxes	(638)	(55)	(142)
Pension and other postretirement benefit expenses	905	1,392	1,439
Equity income	(27)	(44)	(70)
Reorganization items	163	92	3
U.S. employee workforce transition program charges	212	2,706	—
Loss on extinguishment of debt	27	—	—
Securities & ERISA litigation charge	343	—	—
Loss on liquidation/deconsolidation of investment	79	—	—
Changes in operating assets and liabilities:
Accounts receivable and retained interests in receivables, net	(186)	78	333
Inventories, net	29	(242)	(22)
Other current assets	(38)	(71)	273
Accounts payable	303	411	(54)
Employee and product line obligations	—	—	(64)
Accrued and other long-term liabilities	747	428	188
Other, net	(42)	39	(110)
U.S. employee workforce transition program payments	(793)	(654)	—
U.S. employee workforce transition program reimbursement by GM	265	405	—
Pension contributions	(304)	(305)	(691)
Other postretirement benefit payments	(207)	(262)	(186)
(Payments) receipts for reorganization items, net	(142)	(70)	6
Dividends from equity investments	45	19	56
Discontinued operations (Note 5)	1,023	480	9

Net cash (used in) provided by operating activities	(289)	9	183

Cash flows from investing activities:
Capital expenditures	(580)	(622)	(1,025)
Proceeds from sale of property	47	61	62
Cost of acquisitions, net of cash acquired	—	(5)	—
Proceeds from sale of non-U.S. trade bank notes	191	173	152
Proceeds from divestitures	82	24	245
Increase in restricted cash	(22)	(105)	(36)
Other, net	1	8	(44)
Discontinued operations	(58)	(88)	(148)

Net cash used in investing activities	(339)	(554)	(794)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility, net of issuance cost	2,691	—	—
(Repayments) proceeds borrowings under debtor-in-possession facility	(250)	—	218
Net proceeds from term loan facility	—	—	983
Repayments of borrowings under prepetition term loan facility	(988)	—	(12)
(Repayments) borrowings under prepetition revolving credit facility	(1,508)	2	1,484
(Repayments) proceeds under cash overdraft	—	(29)	29
Net borrowings (repayments) under other agreements	49	(111)	(628)
Dividend payments	—	—	(64)
Dividend payments of consolidated affiliates to minority shareholders	(50)	(22)	(52)
Other, net	—	(4)	(4)
Discontinued operations	(2)	42	(2)

Net cash (used in) provided by financing activities	(58)	(122)	1,952

Effect of exchange rate fluctuations on cash and cash equivalents	114	79	(41)

(Decrease) increase in cash and cash equivalents	(572)	(588)	1,300
Cash and cash equivalents at beginning of year	1,608	2,196	896

Cash and cash equivalents at end of year	$1,036	$1,608	$2,196

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				Retained	Accumulated Other
	Common		Additional	Earnings	Comprehensive Loss					Total
	Stock		Paid-in	(Accumulated	Employee				Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Benefit Plans		Other	Total	Stock	Equity (Deficit)
					(in millions)

Balance at December 31, 2004	565	$6	$2,730	$(4,047)	$(2,507)		$254	$(2,253)	$(61)	$(3,625)
Net loss	—	—	—	(2,357)	—		—	—	—	(2,357)
Currency translation adjustments and other, net of tax	—	—	—	—	—		(299)	(299)	—	(299)
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		(74)	(74)	—	(74)
Minimum pension liability adjustment, net of tax	—	—	—	—	112		—	112	—	112

Total comprehensive loss										(2,618)
Share-based compensation expense, net of shares issued	—	—	14	—	—		—	—	9	23
Dividends	—	—	—	(25)	—		—	—	—	(25)

Balance at December 31, 2005	565	6	2,744	(6,429)	(2,395)		(119)	(2,514)	(52)	(6,245)
Net loss	—	—	—	(5,464)	—		—	—	—	(5,464)
Currency translation adjustments and other, net of tax	—	—	—	—	—		231	231	—	231
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		44	44	—	44
Minimum pension liability adjustment, net of tax	—	—	—	—	1,281		—	1,281	—	1,281

Total comprehensive loss										(3,908)
Adoption of FASB Statement No. 158	—	—	—	—	(1,927)		—	(1,927)	—	(1,927)
Share-based compensation expense	—	—	25	—	—		—	—	—	25

Balance at December 31, 2006	565	6	2,769	(11,893)	(3,041	)(a)	156 (b)	(2,885)	(52)	(12,055)
Net loss	—	—	—	(3,065)	—		—	—	—	(3,065)
Currency translation adjustments and other, net of tax	—	—	—	—	—		294	294	—	294
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		(4)	(4)	—	(4)
Employee benefit plans liability adjustment, net of tax	—	—	—	—	1,362	(c)	—	1,362	—	1,362

Total comprehensive loss										(1,413)
Adoption of FIN 48	—	—	—	(18)	—		—	—	—	(18)
Share-based compensation expense	—	—	14	—	—		—	—	—	14
Treasury shares issued	—	—	(27)	—	—		—	—	27	—

Balance at December 31, 2007	565	$6	$2,756	$(14,976)	$(1,679	)(a)	$446 (b)	$(1,233)	$(25)	$(13,472)

(a)	Accumulated Other Comprehensive Loss — Employee Benefit Plans includes a loss for pension, postretirement and postemployment liabilities of $1,679 million, net of a $457 million tax effect and $3,041 million, net of a $1,213 million tax effect for 2007 and 2006, respectively.

(b)	Accumulated Other Comprehensive Loss — Other includes a gain of $394 million and $100 million within currency translation adjustments and other for 2007 and 2006, respectively, and a gain of $52 million and $56 million within net change in unrecognized gain on derivative instruments for 2007 and 2006, respectively.

(c)	Includes a tax benefit of $703 million related to $1.9 billion U.S. pre-tax other comprehensive income related to employee benefits. Refer to Note 8. Income Taxes for more information.

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

Bankruptcy Filing — On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the filings, continue their business operations without supervision from the U.S. Courts and are not subject to the requirements of the Bankruptcy Code. However, Delphi’s Board of Directors authorized Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L (“DASE”), to file a petition for Concurso, or bankruptcy, under Spanish law, exclusively for that entity. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations in the years ended December 31, 2007, 2006 and 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective on October 8, 2005 and has segregated those items as outlined above for all reporting periods subsequent to such date.

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability

(i) to comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) to reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007, and filed further amendments in November and December 2007, and January 2008. The Court confirmed Delphi’s plan of reorganization, as amended, on January 25, 2008. A confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt from the bankruptcy filing date until the third quarter of 2007 because the interest ceased being paid and was not determined to be probable of being an allowed claim. During the third quarter of 2007, Delphi recorded $289 million of prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured expected claims against Delphi will be paid postpetition interest on their claims calculated at the contractual non-default rate from the petition date through January 25, 2008. During the third quarter of 2007, Delphi recorded $80 million of interest expense with respect to such allowed unsecured claims. For the year ended December 31, 2007, Delphi recorded total interest related to prepetition debt and allowed unsecured claims of $411 million which is included in accrued liabilities on the accompanying balance sheet. This estimate is based on numerous factual and legal assumptions. Absent developments that alter Delphi’s view of the likelihood of such amounts that may be paid under the plan of reorganization to holders of allowed unsecured claims, Delphi expects to accrue interest on such unsecured claims in future periods, to the extent required under applicable law. Such interest will be discharged at the emergence date under the provisions of the plan of reorganization discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During 2007, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

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

Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time Delphi makes payments to customers in conjunction with ongoing and in limited circumstances future business. Delphi recognizes these payments to customers as a reduction to revenue at the time Delphi commits to make these payments.

Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.

Discontinued Operations — In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), a business component that is disposed of or classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the Company and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statements of operations and consolidated statements of cash flows. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities held for sale in the consolidated balance sheet. SFAS 144 requires the reclassification of amounts presented for prior years to effect their classification as discontinued operations.

Amounts have been derived from the consolidated financial statements and accounting records of Delphi using the historical basis of assets and liabilities to be disposed of and historical results of operations related to Delphi’s global steering and halfshaft businesses (the “Steering Business”) and its interiors and closures product line (the “Interiors and Closures Business”). The sale of the U.S. operations and certain of the non-U.S. operations of the Steering Business will be sales of assets and will include (i) all assets, except for cash, deferred tax assets, and intercompany accounts, and (ii) all liabilities, except for debt, deferred tax liabilities, intercompany accounts, U.S. pension and other postretirement benefit liabilities, accrued payroll, and certain employee benefit accounts. The sale of certain non-U.S. operations of the Steering Business will be stock sales and will include all assets and liabilities for the sites with purchase price adjustments for cash, debt, and certain other accounts. The majority of the Interiors and Closures Business are asset sales and the buyer will assume inventory, fixed assets, non-U.S. pension liabilities and the investment in a joint venture in Korea.

While the historical results of operations of the Steering Business and the Interiors and Closures Business include general corporate allocations of certain functions historically provided by Delphi, such as accounting, treasury, tax, human resources, facility maintenance, and other services, no amounts for these general corporate retained functions have been allocated to the loss from discontinued operations in the statements of operations. Delphi expects to retain certain employee pension and other postretirement benefit liabilities for the Steering and Interiors and Closures Businesses and these liabilities were not allocated to liabilities held for sale in the balance sheets. Expenses related to the service cost of employee pension and other postretirement benefit plans, however, were allocated to discontinued operations in the statements of operations, because Delphi will not continue to incur such related expense subsequent to the divestiture of these businesses. Allocations have been made based upon a reasonable allocation method.

The assets held for sale were revalued based on the expected proceeds, resulting in a charge of $561 million to reduce these assets to their estimated fair value. Additionally, Delphi recorded a $34 million curtailment loss on pension benefits. Refer to Note 5. Discontinued Operations for more information.

Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $2.0 billion, $2.0 billion, and $2.1 billion for the years ended December 31, 2007, 2006, and 2005, respectively.

Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. Delphi also has securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). At December 31, 2007 and 2006, Delphi had available-for-sale securities with a cost basis of $3 million and $5 million, respectively, and a carrying value of $3 million and $6 million, respectively. In the event that the Company’s debt or equity securities experience an other than temporary impairment in value, such impairment is recognized as a loss in the Statement of Operations.

Restricted Cash — Delphi has restricted cash balances of which the majority represent cash for use for the pre-retirement portion of the U.S. employee workforce transition programs, refer to Note 15. U.S. Employee Workforce Transition Programs. Also included in restricted cash are balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.

Accounts Receivable — Delphi enters into agreements to sell its accounts receivable. Since the agreements allow Delphi to maintain effective control over the receivable, these various accounts receivable factoring facilities were accounted for as short-term debt at December 31, 2007 and 2006. The Company generally does not require collateral related to its trade accounts receivable. The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectibility issues and the aging of the trade receivables at the end of each period. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $143 million and $144 million, respectively. The Company exchanges certain amounts of accounts receivable, primarily in China, for bank notes with original maturities greater than 90 days. The collection of such notes are reflected in the investing activities in the consolidated statement of cash flows.

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

Special Tools — Special tools balances represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components. At December 31, 2007 and 2006 the special tools balance was $461 million and $458 million, respectively, included within the property, net line item in the consolidated balance sheet. Special tools also includes unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided a non-cancelable right to use the tool. Delphi-owned special tools balances are amortized over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and amortized over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or our review of appraisals. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. During 2007, 2006 and 2005, Delphi recorded asset impairment charges of $291 million, $215 million and $233 million, respectively, of which $98 million, $172 million and $172 million, respectively, were recorded in long-lived asset impairment charges from continuing operations and $193 million, $43 million and $61 million, respectively, were recorded in loss from discontinued operations. Refer to Note 5. Discontinued Operations and Note 9. Property, Net for more information.

Intangible Assets — Delphi has definite-lived intangible assets of approximately $40 million and $51 million as of December 31, 2007 and 2006, respectively. In general, these intangible assets are being amortized over their useful lives, normally 3-17 years. During 2005, Delphi evaluated for impairment certain intangible assets that had been recorded in conjunction with previous acquisitions. In 2005, based on the current fair value of these intangible assets, Delphi recognized an impairment of $6 million in depreciation and amortization related to intangible assets, related to the Powertrain Systems segment and the Product and Service Solutions business within the Corporate and Other segment.

Goodwill — Delphi reviews the recoverability of goodwill at least annually as of May 31 and any time business conditions indicate a potential change in recoverability. Refer to Note 10. Goodwill.

Environmental Liabilities — Delphi recognizes environmental remediation liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change Delphi’s estimates. Refer to Note 17. Commitments and Contingencies.

Warranty — Delphi recognizes expected warranty costs for products sold at the time of sale of the product based on Delphi estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Delphi’s estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 12. Warranty Obligations.

Asset Retirement Obligations — Delphi recognizes asset retirement obligations in accordance with SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, and FASB Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. Delphi identified conditional retirement obligations primarily related to asbestos abatement at certain of its sites. To a lesser extent, Delphi also has conditional retirement obligations at certain sites related to the removal of storage tanks and polychlorinated biphenyl (“PCB”) disposal costs. Delphi recorded assets of $2 million with offsetting accumulated depreciation of $2 million, and an asset retirement obligation liability of $17 million. In 2005, Delphi also recorded a cumulative effect charge against earnings of $17 million, after-tax.

A reconciliation of the asset retirement obligations for 2006 and 2007 is as follows:

(in millions)

Asset retirement obligations at January 1, 2006	$14
Accretion	2
Liabilities incurred	—
Liabilities settled/adjustments	(3)

Asset retirement obligations at December 31, 2006	13
Accretion	—
Liabilities incurred	14
Liabilities settled/adjustments	—

Asset retirement obligations at December 31, 2007	$27

Annual Incentive Plans — On February 17, 2006, the Court entered a final order (the “AIP Order”) granting the Debtors’ motion to implement a short-term annual incentive plan (the “AIP”). The AIP Order initially covered the period commencing on January 1, 2006 and continuing through June 30, 2006. On July 21, 2006, March 29, 2007, and October 3, 2007, the Court authorized the Debtors to continue the AIP for subsequent six-month periods, through December 31, 2007 (each a “Supplemental AIP Order”) under substantially the same terms and conditions outlined in the AIP order with specified corporate and divisional targets for each six-month period. The AIP provides the opportunity for incentive payments to executives provided that specified corporate and divisional financial targets are met. Such targets are based on Delphi’s earnings or a division’s operating income before interest, taxes, depreciation, amortization, restructuring costs and certain other non-recurring costs, but excluded earnings generated directly from agreements related to Delphi’s transformation reached with Delphi’s labor unions or with GM, such as the special attrition programs that reduced idled employee costs and enabled savings from the hiring of employees at a different wage and benefit package, refer to Note 15. U.S. Employee Workforce Transition Programs. The amounts paid to individual executives may be adjusted either upward or downward based upon individual levels of performance subject to certain maximums. In addition, under some circumstances, individual executives may not be entitled to receive or retain incentive compensation. An annual incentive plan consistent with the AIP applies to approximately 100 individuals holding executive positions at non-Debtor subsidiaries of Delphi.

During 2007 and 2006, Delphi recorded expense of $149 million and $167 million, respectively, related to executive and U.S. salaried employee incentive plans, including $18 million and $20 million, respectively, included in loss from discontinued operations. In conjunction with the February 17, 2006 approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in 2006. Delphi paid $100 million in the third quarter of 2006 for the period from January 1, 2006 to June 30, 2006 and during the year ended December 31, 2007, Delphi paid $155 million related to executive and U.S. salaried employee incentive plans.

Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. As a result of the U.S. employee special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly Delphi reduced such accruals by $108 million during 2006, which was recorded in cost of sales. At December 31, 2007 and 2006, the liability for postemployment benefits of other than temporarily idled employees was zero and $1 million, respectively.

Delphi also accrues for costs associated with extended disability benefits for its employees. Discounting of the future extended-disability expenditures is based on the nature of the obligation and the timing of the expected benefit payments. At December 31, 2007 and 2006, the short-term extended-disability liability balance of $10 million and $27 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets. The long-term extended-disability liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2007 and 2006 was $72 million and $95 million, respectively, calculated with a discount rate of 5.90% and 5.70%, respectively. During 2006, as a result of the U.S. workforce transition programs, Delphi recognized a curtailment gain of $59 million.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are accrued when incurred. Refer to Note 7. Employee Termination Benefits and Other Exit Costs. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for employee termination benefits and other exit costs related to non-core product lines included in the amount above and refer to Note 15. U.S. Employee Workforce Transition Programs for employee termination benefits and other exit costs related to the 2007 U.S. labor agreements.

Worker’s Compensation Benefits — Delphi’s worker’s compensation benefit accruals are actuarially determined and are subject to the existing worker’s compensation laws that vary by state. Accruals for worker’s compensation benefits represent the discounted future cash expenditures expected during the period between the incidents necessitating the employees to be idled and the time when such employees return to work, are eligible for retirement or otherwise terminate their employment. The discount rates at December 31, 2007 and 2006 was 5.90% and 5.80%, respectively, were selected by analyzing the results of matching the projected benefit payments with a portfolio of high quality fixed income investments rated AA- or higher by Standard and Poor’s and with Citigroup Pension Discount Curve. At December 31, 2007 and 2006, the short-term worker’s compensation liability balance included in accrued liabilities in the accompanying consolidated balance sheets was $49 million and $77 million, respectively. The long-term worker’s compensation liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2007 and 2006 was $328 million and $282 million, respectively.

Foreign Currency Translation — Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, decreased cost of sales by $13 million and $45 million in 2007 and 2006, respectively, and increased cost of sales by $54 million in 2005.

Derivative Financial Instruments— Delphi accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria.

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

Foreign exchange forward and option contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps and options are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2007 and 2006, Delphi’s exposure to movements in interest rates was not hedged with derivative instruments.

Common Stock and Preferred Stock — Delphi currently has one class of common stock outstanding. There are 1,350 million shares of common stock authorized at both December 31, 2007 and 2006, of which 563,477,461 were outstanding (565,025,907 shares issued less 1,548,446 held as treasury stock) at December 31, 2007 and 561,781,590 were outstanding (565,025,907 shares issued less 3,244,317 shares held as treasury stock) at December 31, 2006. Holders of Delphi common stock are entitled to one vote per share with respect to each matter presented to its shareholders on which the holders of common stock are entitled to vote. Delphi did not pay dividends in 2007 and 2006 and paid $0.115 per share in 2005, of which $0.07 was declared in 2004 but was paid in 2005. There are no cumulative voting rights. As of December 31, 2007 and 2006, Delphi has no issued and outstanding preferred stock.

Recently Issued Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Delphi adopted FIN 48 effective January 1, 2007. The impact of initially applying FIN 48 was recognized as a cumulative effect adjustment increasing the January 1, 2007 opening balance of accumulated deficit by $18 million. Refer to Note 8. Income Taxes for more information regarding the impact of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Delphi does not believe the adoption of SFAS 157 will have a significant impact on its financial statements. Delphi expects to use the new definition of fair value upon adoption of SFAS 157 as of January 1, 2008 and apply the disclosure requirements of SFAS 157 for Delphi’s 2008 financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB

Statements No. 87, 88, 106, and 132(R). SFAS 158 requires, among other things, an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. Delphi currently measures the funded status of its U.S. other postretirement benefit plan for retiree health care and certain international pension plans as of September 30 of each year. Delphi expects to adopt the measurement date provisions of SFAS 158 as of January 1, 2008, which will result in an adjustment to accumulated deficit upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. Delphi does not believe the adoption of SFAS 159 will have a significant impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, Delphi is required to record and disclose business combinations following existing U.S. GAAP until January 1, 2009. Delphi is currently evaluating the requirements of SFAS 141R, and has not yet determined the impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Delphi is currently evaluating the requirements of SFAS 160, and has not yet determined the impact on its financial statements.

2. TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

On September 6, 2007, Delphi filed a proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. At a Court hearing on September 27, 2007, Delphi stated that the current dynamics of the capital markets prompted Delphi to consider whether amendments to the Plan filed on September 6 might be necessary. Delphi commenced its Disclosure Statement hearing on October 3, 2007, and after resolving certain objections, requested that the hearing continue on October 25, 2007. During October and November, the Court granted additional requests by Delphi to further continue the hearing on the adequacy of the Disclosure Statement to allow Delphi to negotiate potential amendments to the Plan and the related agreements with its stakeholders, including the comprehensive agreements reached with GM and the Equity Purchase and Commitment Agreement (“July EPCA”) between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”). On December 3, 2007, Delphi filed further potential amendments to the Plan, the comprehensive agreements reached with GM, the July EPCA, and the related Disclosure Statement and on December 4, 2007 Delphi announced that it had reached agreement in principle on these amendments with the Creditors’ Committee, the Equity Committee, GM, and the Investors. After a hearing on the adequacy of the proposed Disclosure Statement on December 6 and 7, 2007, on December 10, 2007, Delphi filed its first amended joint Plan of Reorganization (the “Amended Plan”) and its first amended Disclosure Statement with respect to the Amended Plan (the “Amended Disclosure Statement”). The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. On December 10, 2007, Delphi and the Investors entered into an amendment to the July EPCA (together with the July EPCA, the “EPCA”)). After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2008, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order which was entered on January 25, 2008. On January 16, 2008, Delphi announced that the voting results, which are summarized below, had been filed with the Court. A hearing on confirmation of the Amended Plan took place on January 17, 18, and 22, 2008. The Court entered the order confirming the Amended Plan on January 25, 2008, and that order became final on February 4, 2008.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On March 31, 2006, we announced our transformation plan centered around five key elements, each of which is also addressed in our Amended Plan and the series of settlement agreements it embodies. The progress on each element is discussed below.

Labor — Modify our labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. The UAW settlement agreement includes extending, until March 31, 2008, our obligation to indemnify GM if certain GM-UAW benefit guarantees are triggered. Portions of these agreements have already become effective, and the remaining portions will not become effective until the effectiveness of the GSA and the MRA with GM and upon substantial consummation of the Amended Plan as confirmed by the Court. The Amended Plan incorporates, approves, and is consistent with the terms of each agreement.

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower future hourly wages. Refer to Note 15. U.S. Employee Workforce Transition Programs for more information.

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

Delphi and GM have entered into comprehensive settlement agreements consisting of a Global Settlement Agreement, as amended (the “GSA”) and a Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA comprised part of the Amended Plan and were approved in the order confirming the Amended Plan on January 25, 2008. The GSA and MRA are not effective until and unless Delphi emerges from chapter 11. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA. These agreements will produce material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will account for the impact of the GSA or the MRA when the conditions of the agreements are satisfied, which will likely occur upon emergence from chapter 11.

•	Most obligations set forth in the GSA are to be performed upon the occurrence of the effective date of the Amended Plan or as soon as reasonably possible thereafter. By contrast, resolution of most of the matters addressed in the MRA will require a significantly longer period that will extend for a number of years after confirmation of the Amended Plan.

•	GM’s obligations under the GSA and MRA are conditioned upon, among other things, Delphi’s consummation of the Amended Plan, including payment of amounts to settle GM claims as outlined below.

The GSA is intended to resolve outstanding issues between Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. On November 14, 2007 and again on December 3, 2007, Delphi entered into restated amendments to both the GSA and the MRA. Together, these agreements provide for a comprehensive settlement of all outstanding issues between Delphi and GM, including (other than ordinary course matters): litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999; certain post-separation claims and disputes between Delphi and GM; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under Delphi’s Amended Plan; and various other legacy issues.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will assume approximately $7.3 billion of certain post-retirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as practicable following the effective date of the Amended Plan, as provided in the union settlement agreements, and GM’s Hourly Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employee Pension Plan, as set forth in the union settlement agreements;

•	Shortly after the effectiveness of the Amended Plan, GM will receive an interest bearing note from Delphi in the amount of $1.5 billion which is expected to be paid promptly following effectiveness;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

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

•	The scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards;

•	GM will make significant, ongoing contributions to Delphi and reorganized Delphi to reimburse the Company for labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and other postretirement benefit contributions provided under the Supplemental Wage Agreement, at specified UAW manufacturing facilities retained by Delphi;

•	GM and Delphi have agreed to certain terms and conditions concerning the sale of certain of Delphi’s non-core businesses;

•	GM and Delphi have agreed to certain additional terms and conditions if certain of Delphi’s businesses and facilities are not sold or wound down by certain future dates (as defined in the MRA); and

•	GM and Delphi have agreed to the treatment of certain contracts between Delphi and GM arising from Delphi’s separation from GM and other contracts between Delphi and GM.

The GSA and MRA may be terminated by the Company or GM if the effective date of the Amended Plan has not occurred by March 31, 2008 and the EPCA has been terminated. However, if the effective date of the Amended Plan has not occurred by March 31, 2008 and the EPCA has not been terminated by such date the GSA and MRA may be terminated by the Company or GM on the earlier of the termination of the EPCA or April 30, 2008.

Portfolio — Streamline our product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with our new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. Effective November 1, 2006, in connection with the Company’s continuous evaluation of its product portfolio, it decided that the power products business no longer fit within its future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group. With the exception of the catalyst product line, included in the Powertrain Systems segment, and the steering and halfshaft product lines and interiors and closures product lines included in discontinued operations, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 21. Segment Reporting.

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

During 2007, Delphi either obtained Court approval to sell or closed on sales for the global steering and halfshaft businesses, our interiors and closures product line, catalysts product line and brake hose business. Refer to Note 5. Discontinued Operations and Note 6. Acquisitions and Divestitures for more information.

Costs recorded in 2007 and 2006 related to the transformation plan for non-core product lines in addition to the charge described above include impairments of long-lived assets as further described in Note 9. Property, Net, and employee termination benefits and other exit costs as further described in Note 7. Employee Termination Benefits and Other Exit Costs.

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services and information technology outsourcing activities, reduction in our global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of our salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, we do not expect to fully realize substantial savings until 2009 and beyond.

Pensions — Devise a workable solution to our current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

Delphi’s discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11 culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. The IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Amended Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The 2007 Hourly Plan Waiver is necessary to make the transfer of hourly pension obligations to the GM plan economically efficient by avoiding redundant cash contributions that would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver. The conditional funding waivers will permit Delphi to defer funding contributions due under ERISA and the IRC until February 29, 2008.

The pertinent terms of the 2006 Waivers, as modified, include that the effective date of the Company’s plan of reorganization must occur no later than February 29, 2008. Effective June 16, 2007, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $100 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Not later than five days after the effective date of the Company’s plan of reorganization, the Company must either (1) effect a transfer under IRC § 414(l) to a GM plan, (2) make cash contributions to the Hourly Plan, or (3) make a combination thereof that reduces the net unfunded liabilities of the Hourly Plan by $1.5 billion as determined on a basis in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions.”

Not later than five days after the effective date of the Company’s plan of reorganization, the Company must contribute approximately $1.25 billion to the Hourly and Salaried Plans with approximately $1.05 billion in plan contributions and approximately $200 million into escrow. These contributions include additional contributions required by the conditional waivers as extended.

The Company has represented that it intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from chapter 11. The Company is seeking an extension of the waiver terms with the IRS and the PBGC as they relate to the effective date of the Amended Plan. The foregoing description of the pension funding plan is a summary only and is qualified in its entirety by the terms of the waivers and the orders of the Court.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi committed to freeze the Hourly and Salaried Plans effective upon emergence which resulted in curtailment charges of $59 million and $116 million, respectively, in 2007. Refer to Note 16. Pension and Other Postretirement Benefits for more information.

The Amended Plan of Reorganization

The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2008, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order entered on January 25, 2008. On January 16, 2008, Delphi announced that the voting results had been filed with the Court. Voting by classes of creditors and holders of interest (including shareholders) entitled to vote on the Amended Plan illustrates broad-based support for the Amended Plan. Eighty-one percent of all voting general unsecured creditors voted to accept the Amended Plan (excluding ballots cast by GM, plaintiffs in the MDL, and holders of interests). Of the total amount voted by all general unsecured creditors classes, seventy-eight percent voted to accept the Amended Plan. One hundred percent of the ballots cast in the GM and MDL classes voted to accept the Amended Plan. Seventy-eight percent of voting shareholders voted to accept the Amended Plan.

The recoveries, distributions, and investments pursuant to the confirmed Amended Plan are as follows:

Confirmed Plan (1/25/2008)

Net Funded Debt	$4.6 billion
Plan Equity Value	Total enterprise value of $12.8 billion, which after deducting net debt and warrant value results in distributable equity value of $8.0 billion (or approximately $59.61 per share based on approximately 134.3 million shares)
Plan Investors	Direct Investment
 — Purchase $400 million of preferred stock convertible at an assumed enterprise value of $10.2 billion (or 29.2% discount from Plan Equity Value)
— Purchase $400 million of preferred stock convertible at an assumed enterprise value of $10.3 billion (or 28.6% discount from Plan Equity Value)
— Purchase $175 million of New Common Stock at an assumed enterprise value of $9.7 billion (or 35.6% discount from Plan Equity Value)
Backstop of Discount Rights Offering
— Commit to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering to be made available to unsecured creditors (the “Discount Rights Offering”)
GM	Recovery of $2.48 billion at Plan value of $12.8 billion
 — At least $750 million in Cash
— Up to $750 million in a second lien note
— $1.073 billion (in liquidation value) in junior convertible preferred stock
Unsecured Creditors	Par plus accrued recovery at Plan value of $12.8 billion
 — 78.4% in New Common Stock at Plan Equity Value
— 21.6% through pro rata participation in the Discount Rights Offering at an assumed enterprise value of $9.7 billion (or 35.6% discount from Plan Equity Value)
TOPrS	90% of par recovery at Plan value of $12.8 billion
 — 78.4% in New Common Stock at Plan Equity Value
— 21.6% through pro rata participation in the Discount Rights Offering at an assumed enterprise value of $9.7 billion (or 35.6% discount from Plan Equity Value)

Confirmed Plan (1/25/2008)

Existing Common Stockholders	Par Value Rights — Right to acquire approximately 21,680,996 shares of New Common Stock at a purchase price struck at Plan Equity Value
Warrants
 — Warrants to acquire 6,908,758 shares of New Common Stock (which comprises 5% of the fully diluted New Common Stock) exercisable for seven years after emergence struck at 20.7% premium to Plan Equity Value
— Warrants to acquire $1.0 billion of New Common Stock exercisable for six months after emergence struck at 9.0% premium to Plan Equity Value
— Warrants to acquire 2,819,901 shares of New Common Stock (which comprises 2% of the fully diluted New Common Stock) exercisable for ten years after emergence struck at Plan Equity Value
Common Stock 461,552 shares of New Common Stock

Delphi entered into a “best efforts” engagement letter and fee letter with JPMorgan Securities, Inc., JPMorgan Chase Bank, N.A., and Citigroup Global Markets Inc. in connection with an exit financing arrangement, with the goal of emergence from chapter 11 as soon as practicable.

Pursuant to an order entered by the Court on December 20, 2007, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended to and including March 31, 2008, and the Debtors’ exclusivity period for soliciting acceptances of the Amended Plan was extended to and including May 31, 2008.

Equity Purchase and Commitment Agreement

Delphi was party to (i) a Plan Framework Support Agreement (the “PSA”) with Cerberus Capital Management, L.P. (“Cerberus”), Appaloosa, Harbinger, Merrill, UBS and GM, which outlined a framework for the Amended Plan, including an outline of the proposed financial recovery of the Company’s stakeholders and the treatment of certain claims asserted by GM, the resolution of certain pension funding issues and the corporate governance of reorganized Delphi, and (ii) an Equity Purchase and Commitment Agreement (the “Terminated EPCA”) with affiliates of Cerberus, Appaloosa and Harbinger (the “Investor Affiliates”), as well as Merrill and UBS, pursuant to which these investors would invest up to $3.4 billion in reorganized Delphi. Both the PSA and the Terminated EPCA were subject to a number of conditions, including Delphi reaching consensual agreements with its U.S. labor unions and GM.

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

On July 18, 2007, Delphi announced that it had accepted a new proposal for an equity purchase and commitment agreement (the “July EPCA”) submitted by a group comprising a number of the original plan investors (Appaloosa, Harbinger, Merrill, and UBS) as well as Goldman Sachs & Co. and an affiliate of Pardus Capital Management, L.P. On August 2, 2007, the Court granted the Company’s motion for an order authorizing and approving the July EPCA and on August 3, 2007, the Investors and the Company executed the July EPCA. Under the EPCA (as described below), the Investors may invest up to $2.55 billion in preferred and common equity in the reorganized Delphi to support the Company’s transformation plan announced on March 31, 2006 on the terms and subject to the conditions contained in the EPCA.

As noted above, during October and November 2007, Delphi negotiated potential amendments to the July EPCA. On December 10, 2007, the Investors and Delphi entered into an amendment to the July EPCA dated

August 3, 2007 to reflect events and developments since then, including those relating to Court approvals in connection with negotiated amendments to the July EPCA (the “EPCA Amendment” and together with the July EPCA, the “EPCA”); delivery of a revised disclosure letter by the Company; delivery of a revised business plan by the Company; updates and revisions to representations and warranties; agreements with principal labor unions; the execution and amendment of certain settlement agreements with GM; and the execution of a best efforts financing letter and the filing of a plan of reorganization and disclosure statement. Further, the EPCA Amendment amends provisions relating to the discount rights offering (including the replacement of existing common stockholders with unsecured creditors). Finally, the EPCA Amendment revised the July EPCA to reflect certain economic changes for recoveries provided under the plan of reorganization, and a post-emergence capital structure which includes Series C Preferred Stock to be issued to GM.

Under the terms and subject to the conditions of the EPCA, the Investors will commit to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, the Investors will commit to purchasing any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that will be made available to unsecured creditors subject to satisfaction of other terms and conditions. The rights offering would commence sometime following confirmation of the Company’s Amended Plan and conclude approximately 20 days thereafter, prior to the Company’s emergence from chapter 11.

The EPCA is subject to the satisfaction or waiver of numerous conditions, including the condition that an affiliate of Appaloosa is reasonably satisfied with the terms of certain material transaction documents (evidenced by an affiliate of Appaloosa not delivering a deficiency notice), to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company and receipt of proceeds from the sale of preferred stock, exit financing and the discount rights offering sufficient to fund the transaction contemplated by the EPCA and certain related transactions. Other conditions to closing include release and exculpation of each Investor as set forth in the EPCA Amendment; that the Company will have undrawn availability of $1.4 billion including a letter of credit carve out and reductions under a borrowing base formula; that the Company’s pro forma interest expense during 2008 on the Company’s indebtedness, as defined in the EPCA, will not exceed $585 million; that scheduled Pension Benefit Guarantee Corporation liens are withdrawn; and that the aggregate amount of trade and unsecured claims be no more than $1.45 billion (subject to certain waivers and exclusions).

Delphi can terminate the EPCA in certain circumstances, including at any time on or after March 31, 2008 if the Amended Plan has not become effective. An affiliate of Appaloosa can terminate the EPCA, including, at any time on or after March 31, 2008, if the Amended Plan has not become effective; if the Company has changed its recommendation or approval of the transactions contemplated by the EPCA, the Amended Plan terms or the settlement with GM in a manner adverse to the Investors or approved or recommended an alternative transaction; or if the Company has entered into any agreement, or taken any action to seek Court approval relating to any plan, proposal, offer or transaction, that is inconsistent with the EPCA, the settlement with GM or the Amended Plan. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company may be obligated to pay the Investors $83 million plus certain transaction expenses in connection with an alternative investment transaction as described in the immediately following paragraph.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. Delphi has deferred the recognition of these amounts in other current assets as they will be netted against the proceeds from the EPCA upon issuance of the new shares. The Company is required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA is terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdraws its recommendation of the transaction or the Company willfully breaches the EPCA, and within the next 24 months thereafter, the Company then agrees to an alternative investment transaction. The Company also has agreed to pay out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. In no event, however, shall the Company’s aggregate liability under the EPCA, including any liability for willful breach, exceed $250 million.

The EPCA also includes certain corporate governance provisions for the reorganized Company, each of which has been incorporated into Delphi’s Amended Plan. The reorganized Company will be governed initially by a nine-member, classified Board of Directors consisting of the Company’s Chief Executive Officer and President (“CEO”), and Executive Chairman, three members nominated by Appaloosa, three members nominated by the statutory creditors’ committee, and one member nominated by the co-lead investor representative on a search committee with the approval of either the Company or the statutory creditors’ committee. As part of the new corporate governance structure, the current Company’s Board of Directors along with the Investors, mutually agreed that Rodney O’Neal will continue as CEO of the reorganized Company. Subject to certain conditions, six of the nine directors will be required to be independent from the reorganized Company under applicable exchange rules and independent of the Investors.

A five-member search committee will select the Company’s post-emergence Executive Chairman, have veto rights over all directors nominated by the Investors and statutory committees, and appoint initial directors to the committees of the Company’s Board of Directors. The search committee consists of a representative from the Company’s Board of Directors, a representative of each of the Company’s two statutory committees, a representative from Appaloosa and a representative of the other co-investors (other than UBS, Goldman and Merrill). Appaloosa, through its proposed preferred stock ownership, will have certain veto rights regarding extraordinary corporate actions, such as change of control transactions and acquisitions or investments in excess of $250 million in any twelve-month period after issuance of the preferred stock.

Executive compensation for the reorganized company must be on market terms, must be reasonably satisfactory to Appaloosa, and the overall executive compensation plan design must be described in the Company’s disclosure statement and incorporated into the Plan.

The EPCA incorporates Delphi’s earlier commitment to preserve its salaried and hourly defined benefit U.S. pension plans and to fund required contributions to the plans that were not made in full as permitted under the Bankruptcy Code. In particular, as more fully outlined in the agreement, the effectiveness and consummation of the transactions contemplated by the EPCA are subject to a number of conditions precedent, including, among others, agreement on certain key documents and those conditions relating to financing of the emergence transactions.

The foregoing description of the EPCA does not purport to be complete and is qualified in its entirety by reference to the July EPCA, which is filed as an exhibit to the quarterly report, for the quarter ended June 30, 2007, and the EPCA Amendment filed as an exhibit to the Company’s Current Report on Form 8-K/A dated December 12, 2007.

There can be no assurances that the Debtors will be successful in achieving their objectives. Effectiveness of the Amended Plan is subject to a number of conditions, including the completion of the transactions contemplated by the EPCA (which are in turn subject to a number of conditions), the entry of certain orders by the Court and the obtaining of exit financing. There can be no assurances that such exit financing will be obtained or such other conditions will be satisfied, and we cannot assure that the Amended Plan will become effective on the terms described herein or at all. In accordance with U.S. GAAP, the cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Amended Plan, as the U.S. labor agreements, the GSA, and the MRA become effective. The Amended Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

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

DASE Liquidation

Delphi’s Chapter 11 Filings related solely to its U.S. operations as Delphi’s operations outside the United States generally have positive cash flow. Nevertheless, Delphi has been seeking and will continue to seek to optimize its global manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE.

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

As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of the DASE Receivers, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. The total expense in 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million ($107 million in discontinued operations and $161 million in the Automotive Holdings segment).

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. During 2007, a non-

Debtor entity repatriated $106 million to a Debtor entity in the form of a capital reduction. This transaction is reflected in the condensed combined statement of cash flows as a return on investment in non-Debtor affiliates.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt from the bankruptcy filing date until the third quarter of 2007 because the interest ceased being paid and was not determined to be probable of being an allowed claim. During the third quarter of 2007, Delphi recorded $289 million of prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims calculated at the contractual non-default rate from the petition date through January 25, 2008. During the third quarter of 2007, Delphi recorded $80 million of interest expense with respect to such allowed unsecured claims. For the year ended December 31, 2007, Delphi recorded total interest related to prepetition debt and allowed unsecured claims of $411 million which is included in accrued liabilities on the accompanying balance sheet.

U.S. Employee Workforce Transition Programs — The workforce transition programs offer buy-down payments for eligible traditional employees who do not elect the attrition or flowback options and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability. At December 31, 2007, $80 million was recorded in other current assets and $221 million was recorded in other long-term assets in the accompanying balance sheet, net of $22 million of amortization expense recorded in 2007, of which $2 million was recorded in loss from discontinued operations. Refer to Note 15. U.S. Employee Workforce Transition Programs for more information.

Assets Held for Sale — The assets held for sale by the Debtors include the net assets held for sale of the Non-debtor affiliates of $294 million which was reclassified from investments in non-Debtor affiliates. In addition, the Debtor assets held for sale were revalued based on the expected proceeds, resulting in a charge related to the assets held for sale of $561 million. Additionally, Delphi recorded a $34 million curtailment loss on pension benefits.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Year Ended	Year Ended	October 8, 2005 to
	December 31, 2007	December 31, 2006	December 31, 2005
	(in millions)

Net sales:
General Motors and affiliates	$6,545	$7,790	$1,921
Other customers	4,885	5,777	1,493
Affiliate non-Debtor affiliates	548	582	104

Total net sales	11,978	14,149	3,518

Operating expenses:
Cost of sales, excluding items listed below	12,453	14,645	3,495
U.S. employee workforce transition program charges	212	2,706	—
Depreciation and amortization	511	562	152
Long-lived asset impairment charges	84	102	69
Goodwill impairment charges	—	—	140
Selling, general and administrative	1,008	1,006	223
Securities & ERISA litigation charge	343	—	—

Total operating expenses	14,611	19,021	4,079

Operating loss	(2,633)	(4,872)	(561)
Interest expense (contractual interest expense for the year ended December 31, 2007, 2006 and the period October 8 to December 31, 2005 was $444 million, $526 million and $118 million, respectively)	(722)	(378)	(80)
Loss on extinguishment of debt	(27)	—	—
Other income (expense), net	36	(11)	15
Reorganization items, net	(136)	(70)	1

Loss from continuing operations before income tax benefit and equity income	(3,482)	(5,331)	(625)
Income tax (expense) benefit	691	(1)	30

Loss from continuing operations before equity income	(2,791)	(5,332)	(595)
Equity income from non-consolidated affiliates, net of tax	21	37	23

Loss from continuing operations before discontinued operations and equity income from non-Debtor affiliates	(2,770)	(5,295)	(572)
Loss from discontinued operations (includes charge of $595 million related to the assets held for sale for the year ended December 31, 2007), net of tax	(695)	(326)	(26)
Equity income (loss) from non-Debtor affiliates, net of tax	400	154	(213)
Cumulative effect of accounting change	—	3	(15)

Net loss	$(3,065)	$(5,464)	$(826)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	December 31,
	2007	2006
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$113	$376
Restricted cash	125	107
Accounts receivable, net:
General Motors and affiliates	972	1,521
Other third parties	623	858
Non-Debtor affiliates	250	328
Notes receivable from non-Debtor affiliates	278	346
Inventories, net:
Productive material, work-in-process and supplies	652	797
Finished goods	171	225
Other current assets	385	283
Assets held for sale	475	1,225

Total current assets	4,044	6,066
Long-term assets:
Property, net	1,446	1,793
Investments in affiliates	331	358
Investments in non-Debtor affiliates	3,267	3,006
Goodwill	152	152
Other intangible assets, net	25	36
Other	487	293

Total long-term assets	5,708	5,638

Total assets	$9,752	$11,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$2,782	$2,492
Debtor-in-possession financing	—	250
Accounts payable	1,007	996
Accounts payable to non-Debtor affiliates	689	434
Accrued liabilities	1,328	1,234
Liabilities held for sale	167	133

Total current liabilities	5,973	5,539
Debtor-in-possession financing	24	—
Employee benefit plan obligations and other	951	732

Total long-term liabilities	975	732

Liabilities subject to compromise	16,276	17,488

Total liabilities	23,224	23,759

Stockholders’ deficit:
Total stockholders’ deficit	(13,472)	(12,055)

Total liabilities and stockholders’ deficit	$9,752	$11,704

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Year Ended	Year Ended	October 8, 2005
	December 31,	December 31,	to December 31,
	2007	2006	2005
	(in millions)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(114)	$(572)	$657

Cash flows from investing activities:
Capital expenditures	(224)	(217)	(58)
Proceeds from sale of property	13	21	—
Proceeds from divestitures	74	—	—
Investment in joint ventures	(11)	—
Increase in restricted cash	(13)	(102)	—
Return on investment in non-debtor affiliates	106	—	—
Other, net	—	(7)	(33)
Discontinued operations	(28)	(69)	(31)

Net cash provided by (used in) investing activities	(83)	(374)	(122)

Cash flows from financing activities:
Proceeds from Refinanced DIP Credit Facility, net of issuance costs	2,691	—	—
(Repayments) proceeds from debtor-in-possession facility, net	(250)	—	218
Repayments of borrowings under term loan	(988)	—	—
(Repayments) proceeds from prepetition secured revolving credit facility, net	(1,508)	2	1
(Repayments) proceeds under cash overdraft	—	(29)	29
Repayments of borrowings under other debt agreements	(11)	(12)	(2)

Net cash (used in) provided by financing activities	(66)	(39)	246

(Decrease) increase in cash and cash equivalents	(263)	(985)	781
Cash and cash equivalents at beginning of period	376	1,361	580

Cash and cash equivalents at end of period	$113	$376	$1,361

3.	REORGANIZATION ITEMS

SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11 of the Bankruptcy Code, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. Delphi’s reorganization items consist of the following:

	Year Ended	Year Ended	October 8, 2005
	December 31,	December 31,	to December 31,
	2007	2006	2005

Professional fees directly related to reorganization	$169	$150	$28
Interest income	(11)	(55)	(11)
Gain on settlement of prepetition liabilities	(2)	(3)	(8)
Other	7	—	(6)

Total Reorganization Items	$163	$92	$3

In 2007 and 2006, reorganization items resulted in approximately $11 million and $60 million, respectively, of cash received entirely related to interest income. Cash paid for professional fees was approximately $153 million and $122 million during 2007 and 2006, respectively. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors, secured creditors and unions.

4.	WEIGHTED AVERAGE SHARES AND DIVIDENDS

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in 2007, 2006, and 2005 the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	2007	2006	2005
	(in thousands)

Weighted average basic and diluted shares outstanding	561,884	561,782	560,045

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	2007	2006	2005
	(in thousands)

Anti-dilutive securities	74,310	83,904	94,592

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Refinanced DIP Credit Facility and the Amended DIP Credit Facility include a negative covenant prohibiting the payment of dividends by the Company. The Company does not expect to pay dividends prior to emergence or in the foreseeable future.

5.	DISCONTINUED OPERATIONS

Delphi expects to dispose of its Interiors and Closures Business and the Steering Business. The Court approval of Delphi’s plan to dispose of Interiors and Closures and the Steering Business triggered held for sale accounting under SFAS 144 in 2007.

Steering and Halfshaft Business

On December 10, 2007, Delphi announced that it had filed a motion in the Court seeking authority to enter into a Purchase and Sale Agreement (the “Purchase Agreement”) with a wholly-owned entity of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). On December 20, 2007, the Court approved bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code to dispose of the Steering Business. On January 25, 2008, the Debtors announced that they will seek final Court approval to sell the Steering Business to Platinum at a sale hearing on February 21, 2008. Delphi plans to conclude the sale as soon as Court approval and all regulatory approvals have been received. Upon the Debtors’ review with GM, GM supported the Debtors’ decision to seek final Court approval of the sale to Platinum. In 2007, Delphi recognized a charge of $507 million related to the assets held for sale of the Steering Business, including $26 million of curtailment loss on pension benefits for impacted employees. Delphi expects proceeds from the sale and related Transaction Agreement to approximate $250 million.

Prior to the assets of the Steering Business being classified as held for sale, Delphi recorded an impairment charge related to the Steering Business in 2007. Based on the ongoing sale and labor negotiations during March 2007, previous estimates of sale proceeds were reduced. Based on this development Delphi determined that an indicator of impairment was present for the U.S. long-lived assets of the Steering Business. Delphi tested the recoverability of the Steering Business U.S. long-lived assets by comparing the estimated undiscounted future cash flows from its use and anticipated disposition of those assets to their carrying value. Based on its recoverability assessment, Delphi determined that the carrying value of its Steering Business assets at its U.S. sites exceeded the undiscounted estimated future cash flows at those sites. Accordingly, Delphi determined the fair value of its held-for-use long-lived assets at those sites by applying various valuation techniques, including discounted cash flow analysis, replacement cost and orderly liquidation value. As a result of its fair value assessment, Delphi recognized asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering Business of $152 million.

Interiors and Closures Business

On February 20, 2007, Delphi announced that it had signed a non-binding term sheet with the Renco Group, Inc. for the sale of its interiors and closures product line. On October 15, 2007, Delphi and certain of its affiliates entered into the Interiors and Closures Agreement with Inteva, a wholly-owned subsidiary of the Renco Group, and certain of its affiliates for the sale of substantially all of the tangible assets primarily used in the Interiors and Closures Business. Concurrently, the Debtors filed a motion requesting a hearing on October 25, 2007 to approve bidding procedures in connection with the sale. On October 26, 2007, the Court approved those bidding procedures. On December 20, 2007, the Court approved the sale of the Interiors and Closures Business to Inteva and scheduled a hearing on the sale motion, as it pertains to certain proposed assigned contracts covered by unresolved objections. On January 25, 2008, the Court entered an order approving the assumption and assignment of the executory contracts covered by such objections, all of which were resolved prior to the January 25, 2008 hearing. On that date, the Court also approved a compromise with Inteva, which facilitates the closing of the sale of the Interiors and Closures Business with Inteva by modifying the payment structure under the Interiors and Closures Agreement in consideration for the waiver of certain of Inteva’s conditions to closing. The sale is expected to close in the first quarter of 2008. In 2007, Delphi recognized a charge of $88 million related to the assets held for sale of the Interiors and Closures Business, including $8 million of curtailment loss on pension benefits for impacted employees. Delphi expects proceeds from the sale to approximate $100 million consisting of $63 million of cash and the remainder in notes at fair value.

As of December 31, 2007 Interiors and Closures and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows. The impairment charges recorded are included in the loss from discontinued operations during 2007. The assets and liabilities of Interiors and Closures and the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet. The results of prior periods have been restated to reflect this presentation.

The results of the discontinued operations are summarized as follows:

	Year Ended December 31.
	2007	2006	2005
	(in millions)

Sales:
Steering Business	2,602	2,462	2,487
Interiors and Closures Business	1,275	1,193	1,066

Total sales	$3,877	$3,655	$3,553

Loss before income taxes (including minority interest and equity income, net of tax)	(749)	(320)	(202)
Provision for income taxes	(8)	(6)	(8)

Loss from discontinued operations	$(757)	$(326)	$(210)

Steering Business	(677)	(281)	(193)
Interiors and Closures Business	(80)	(45)	(17)

Assets and liabilities of the discontinued operations are summarized as follows:

	December 31.
	2007	2006
	(in millions)

Current Assets:
Cash	$49	$59
Accounts receivable	411	428
Inventory	188	251
Other current assets	8	12
Long term assets:
Property, net	48	629
Other long-term assets	16	72

Assets held for sale	$720	$1,451

Steering Business	594	1,220
Interiors and Closures Business	126	231
Current Liabilities:
Accounts Payable	$271	$235
Accrued Liabilities	53	46
Short term debt	49	44
Other long-term liabilities	14	13
Minority interest	25	21

Liabilities held for sale	$412	$359

Steering Business	392	341
Interiors and Closures Business	20	18

Cash flows for discontinued operations are summarized as follows:

	Year Ended December 31.
	2007	2006	2005
	(in millions)

Charge related to assets held for sale	$561	$—	$—
Long lived asset impairment charges	193	43	61
Pension and other postretirement benefit expenses	75	94	104
Pension curtailment	34	—	—
U.S. employee workforce transition program charges	32	249	—
Changes in net operating assets	128	94	(156)

Total	$1,023	$480	$9

Steering Business	899	372	(82)
Interiors and Closures Business	124	108	91

6.	ACQUISITIONS AND DIVESTITURES

The results of operations, including the gain or loss on divestitures, associated with Delphi’s acquisitions and divestitures described below were not significant to the consolidated financial statements in any period presented.

Catalyst Product Line Sale

On September 28, 2007, Delphi closed on the sale of its global original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore for approximately $67 million which included certain post-closing working capital adjustments. Delphi recorded the loss of $30 million on the sale of the Catalyst Business in cost of sales in 2007.

North American Brake Product Asset Sale

On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for its North American brake components machining and assembly assets (“North American Brake Components”) located at Saginaw, Michigan, Spring Hill, Tennessee, Oshawa, Ontario Canada and Saltillo, Mexico facilities for a purchase price of approximately $40 million. On November 16, 2007, Delphi received approval from the Court to proceed with the sale of the assets which closed in the first quarter of 2008.

Battery Product Line Sale

In 2005, Delphi sold its battery product line, with the exception of two U.S. operations, to Johnson Control, Inc. (“JCI”). In 2006, Delphi sold certain assets related to one of the remaining facilities to JCI, and in 2007, Delphi ceased production at the remaining U.S. battery manufacturing facility, and closed the facility. In 2006, Delphi received approximately $10 million as agreed upon in the 2005 agreement between Delphi and GM, the principal battery customer, which was executed in connection with the sale of Delphi’s battery business. In accordance with the 2005 agreement, upon completion of the transition of the supply of battery products to JCI, Delphi received a $6 million payment in 2007, which was recorded as a reduction to cost of sales.

Brake Product Line Sales

On September 28, 2007, Delphi closed on the sale of substantially all of the assets exclusively used in the brake hose product line produced at one of Delphi’s manufacturing sites located in Dayton, Ohio (the “Brake Hose Business”). The sales price for the Brake Hose Business was $10 million and the sale resulted in a gain of $2 million, which was recorded as a reduction to cost of sales in 2007. On July 19, 2007, Delphi received approval from the Court to proceed with the sale of certain assets used in the brake and chassis modules product lines manufactured in a plant located in Saltillo, Mexico (the “Mexico Brake Plant Business”) for $15 million. The sale of the Mexico Brake Plant Business closed on October 1, 2007 and resulted in a gain of $4 million, which was recorded as a reduction to cost of sales in 2007.

SDAAC Additional Investment

In 2006, Delphi’s Thermal Systems segment made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006 Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

MobileAria Asset Sale

In 2006, Delphi’s Electronics and Safety division sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which has been recognized as a reduction of cost of sales in 2006.

7.	EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT COSTS

Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. Delphi’s employee termination benefit and other exit costs are undertaken as necessary to execute management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally fall in one of two categories:

(1)	Realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy in the normal course of business.

(2)	Transformation plan activities, which support the Company’s overall transformation initiatives announced in 2006, including selling or winding down non-core product lines, transforming its salaried workforce to reduce general and administrative expenses, and modifying labor agreements with its principal unions in the U.S.

The following table summarizes the employee termination benefit and other exit cost charges recorded for the years ended December 31, 2007, 2006 and 2005 by operating segment:

Segment	2007	2006	2005
	(in millions)

Electronics & Safety	$36	$18	$14
Powertrain Systems	55	58	31
Electrical/Electronic Architecture	132	82	43
Thermal Systems	48	73	15
Automotive Holdings Group	239	27	33
Corporate and Other	30	11	7

Continuing Operations	540	269	143
Discontinued Operations	132	30	11

Total	$672	$299	$154

Costs of sales	493	253	143
Selling, general and administrative expenses	47	16	—
Loss from discontinued operations	132	30	11

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during 2007.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electrical/Electronic Architecture segment (“E&EA”) transferred manufacturing operations from Germany, Portugal and Spain to lower cost markets in Eastern Europe and Asia Pacific during 2007. As a result, E&EA significantly reduced the number of employees at these locations, and announced involuntary employee separation packages for approximately $66 million. Additionally, E&EA and Thermal Systems executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $35 million of employee termination benefits and other related exit costs.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $268 million related to the closure of a manufacturing facility in Cadiz, Spain, of which $161 million related to the Automotive Holdings Group segment and $107 million, which related to the Steering Business, was recorded in loss from discontinued operations. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information. As a part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees, primarily in North America, during 2007 for involuntary separation, and incurred $63 million in related employee termination benefits in the Electronics & Safety, Powertrain Systems, E&EA, Thermal Systems, and Automotive Holdings Group segments. Additionally, Delphi is implementing a plan for consolidation and outsourcing of certain administrative functions, including financial services and information technology. During 2007, Delphi incurred $19 million related to the outsourcing plan in the Corporate and Other segment. Finally, as part of Delphi’s initiative to modify its labor agreements, Delphi signed agreements with the UAW and all of its other principal U.S. labor unions during 2007. The new agreements offered certain eligible Delphi employees severance payments and supplemental unemployment benefits, among other options. Delphi incurred $56 million of employee termination benefits related to these agreements, primarily in the Powertrain Systems, Electronics and Safety, Thermal Systems and Automotive Holdings Group segments. Refer to Note 15. U.S. Employee Workforce Transition Programs.

The following are details of significant charges during 2006:

•	Realignment of existing manufacturing capacity and closure of facilities. During 2006, Delphi’s Thermal Systems segment transferred certain operations in France to lower cost markets within Eastern Europe, and incurred related employee termination benefit and other exit costs of approximately $65 million. Delphi’s Powertrain Systems segment transferred operations from France and various other high cost markets within Europe to lower cost markets within Eastern Europe and Asia, and incurred employee termination benefit and other exit costs of approximately $50 million related to these activities. Additionally, Delphi’s E&EA segment transferred operations from Spain and Germany to lower cost markets in Europe, and also realigned operations within North America. E&EA incurred approximately $49 million in employee termination benefits and other exit costs in these realignment and exit activities.

•	Transformation plan activities. Delphi incurred employee termination benefits and other exit costs of $15 million related to involuntary separation of salaried employees, primarily in North America, in its Electronics & Safety, Powertrain, E&EA, and Automotive Holdings Group segments.

The following are details of significant charges during 2005:

•	Realignment of existing manufacturing capacity and closure of facilities. During 2005, Delphi engaged in activities across all segments to realign its operations within Europe and North America, exiting high cost facilities and markets and transferring operations to lower cost markets.

8.	INCOME TAXES

Loss from continuing operations before income taxes, minority interest and equity income for U.S. and non-U.S. operations was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

U.S. net loss	$(3,286)	$(5,331)	$(2,313)
Non-U.S.net income	492	310	70

Loss from continuing operations before income taxes, minority interest and equity income	$(2,794)	$(5,021)	$(2,243)

The (benefit) provision for income taxes is comprised of:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Current income tax (benefit) expense, net:
U.S. federal	$—	$—	$(67)
Non-U.S	166	124	77
U.S. state and local	(4)	(17)	—

Total current income tax expense (benefit)	162	107	10
Deferred income tax (benefit) expense, net:
U.S. federal	(649)	(2)	(11)
Non-U.S	8	18	(66)
U.S. state and local	(54)	—	—

Total deferred income tax expense (benefit)	(695)	16	(77)
Investment tax credits	(1)	(1)	(2)

Subtotal before adjustment for minority interest	(534)	122	(69)
Income tax provision related to minority interest	12	8	6

Income tax (benefit) expense	$(522)	$130	$(63)

Cash paid for income taxes, primarily non-U.S., was $152 million, $159 million and $113 million in 2007, 2006 and 2005, respectively.

A reconciliation of the (benefit) provision for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Tax at U.S. federal statutory income tax rate	$(978)	$(1,757)	$(785)
U.S. income taxed at other rates	(97)	(62)	(29)
Non U.S. income taxed at other rates	(172)	(209)	6
Change in valuation allowance	668	2,154	764
Other changes in tax reserves	(3)	(26)	(14)
Withholding taxes	30	21	(6)
Other adjustments	30	9	1

Total income tax (benefit) provision	$(522)	$130	$(63)

Total income tax (benefit) provision above reflects $8 million, $6 million and $8 million expense included in loss from discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Delphi accounts for income taxes and the related accounts under the liability method. Deferred income tax assets and liabilities for 2007 and 2006 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Significant components of Delphi’s deferred tax assets and liabilities are as follows:

	December 31,
	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Other postretirement benefits	$3,669	$—	$3,701	$—
Pension benefits	1,043	—	1,548	—
Other employee benefits	356	—	524	5
Depreciation	517	249	100	222
Tax on unremitted profits	—	46	—	64
Net operating loss carryforwards	782	—	641	—
General business credit carryforwards	435	—	393	—
R&D capitalization	1,864	—	1,541	—
Prepetition liabilities	329	—	113	—
Inventory adjustments	90	—	48	—
Warranty accrual	143	—	76	—
Restructuring charges	99	—	—	—
Accrued interest	65	—	12	—
Foreign tax credit	205	—	18	—
Other U.S.	635	402	176	87
Other non-U.S.	369	75	328	232

Total	10,601	772	9,219	610
Valuation allowances	(9,744)	—	(8,471)	—

Total deferred taxes	$857	$772	$748	$610

Delphi has deferred tax assets for net operating loss (“NOL”) carryforwards of $782 million, subject to a valuation allowance of $774 million. This amount relates to U.S. and non-U.S. tax jurisdictions with expiration dates ranging from one year to an indefinite period. Delphi has previously elected to and expects for 2007 to capitalize U.S. research and development (“R&D”) expenditures for U.S. tax purposes. The effect of this capitalization is to substantially reduce the deferred tax asset with respect to U.S. NOL carryforwards and to create a deferred tax asset for capitalized R&D expenditures, which will be amortized and deducted over a period of ten years, beginning in the year of capitalization. Delphi has recorded a deferred tax asset of $435 million, subject to a full valuation allowance, for general business credit carryforwards which expire in 2019 through 2027.

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carryforwards. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Due to Delphi’s recent history of U.S. losses, Delphi has determined that it should provide a full valuation allowance for its U.S. net deferred tax assets.

SFAS No. 109, “Accounting for Income Taxes” generally requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories in the current year. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. In 2007, U.S. pretax other comprehensive income, primarily attributable to employee benefits, offset approximately $1.9 billion of U.S. pretax operating losses, reducing the Company’s current year valuation allowance resulting in a benefit of $703 million allocated to the current year loss from continuing operations.

Due to continued losses in Spain, Portugal, Romania and France, Delphi determined that it was no longer more likely than not that the deferred tax assets in these jurisdictions will be realized, and accordingly, based on assessment, Delphi recorded a valuation allowance of $40 million in 2006. Due to operational changes and changes in tax law, Delphi recorded a net valuation allowance decrease, based on reassessment, of $1 million in 2007. Increases in valuation allowances due to current operations for non-U.S. net deferred tax assets were recorded in the amount of $172 million and $144 million for the years ended December 31, 2007 and 2006, respectively.

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed cumulative earnings that are not deemed to be indefinitely reinvested. U.S. income taxes have not been provided on approximately $1.4 billion of cumulative undistributed earnings of non-U.S. subsidiaries as of December 31, 2007, as such amounts are deemed to be indefinitely reinvested. It is not practicable to calculate the unrecognized tax provision on these earnings to the extent not indefinitely reinvested.

In addition, Delphi currently experiences tax holidays in various non-U.S. jurisdictions with expiration dates from 2007 through indefinite. The income tax benefits attributable to these tax holidays are approximately $21 million ($0.04 per share) for 2007, $17 million ($0.03 per share) for 2006, and $26 million ($0.05 per share) for 2005.

Effective January 1, 2007, Delphi adopted the provisions of FIN 48, which prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. Guidance is also provided on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48 on January 1, 2007, Delphi recognized an $18 million increase in liabilities for unrecognized tax benefits, primarily in its long-term liabilities, with a corresponding increase to its accumulated deficit. As of the adoption date, Delphi had recorded liabilities for unrecognized tax benefits of $62 million ($92 million if interest and penalties were included) of which $71 million, if recognized, would impact the effective tax rate. As of December 31, 2007, Delphi had recorded liabilities for unrecognized tax benefits of $60 million that, if recognized, would impact the effective tax rate. The majority of the additions for tax positions for prior years related to changes in the accumulated translation adjustments.

A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties, from January 1, 2007 to December 31, 2007 is as follows:

Federal, State
and Foreign
Tax
(in millions)

Balance at January 1, 2007	$62
Additions for tax positions related to current year	14
Additions for tax positions related to prior year	5
Reductions for tax positions related to prior year	(8)
Reductions for tax positions related to expirations of statute of limitations	(3)
Settlements- cash	(7)

Balance at December 31, 2007	$63

Delphi recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the year ended December 31, 2007, Delphi’s reserves for interest and penalties decreased by approximately $4 million to approximately $26 million.

Delphi does not expect the overall change in unrecognized tax benefits over the next twelve months to be significant.

Delphi files U.S. and state income tax returns as well as income tax returns in several foreign jurisdictions. Foreign taxing jurisdictions significant to Delphi include China, Mexico, Germany, France and Brazil. In the U.S., federal income tax returns for years prior to 2007 have been effectively settled. It is anticipated that claims pending from pre petition periods will be settled upon emergence. With respect to foreign taxing jurisdictions significant to Delphi, Delphi’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2001. In addition, open tax years related to various states remain subject to examination but are not considered to be material.

9.	PROPERTY, NET

Property, net consisted of:

	Estimated Useful	December 31,
	Lives (Years)	2007	2006
		(in millions)

Land	—	$123	$127
Land and leasehold improvements	3-31	217	226
Buildings	29-40	1,818	1,832
Machinery, equipment, and tooling	3-27	6,180	6,946
Furniture and office equipment	3-15	726	695
Construction in progress	—	236	203

Total		9,300	10,029
Less: accumulated depreciation and amortization		(5,437)	(5,963)

Total property, net		$3,863	$4,066

Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test the recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of the assets was determined based on the “held for use” classification. Delphi may incur significant impairment charges or losses on divestitures upon these assets being classified as “held for sale.” The following table summarizes the impairment charges related to long-lived assets held for use for the years ended December 31, 2007, 2006 and 2005:

Segment	2007	2006	2005
	(in millions)

Electronics & Safety	$1	$4	$5
Powertrain Systems	13	12	9
Electrical/Electronic Architecture	6	1	35
Thermal Systems	—	11	23
Automotive Holdings Group	78	144	100

Continuing operations	98	172	172
Discontinued operations	193	43	61

Total	$291	$215	$233

During 2007, Delphi reassessed its estimated net proceeds from the ultimate sale and disposition of its wheel bearing business in the Automotive Holdings Group segment, indicating an indicator of impairment. Delphi determined that the carrying value of its wheel bearing business exceeded the undiscounted estimated future cash flows and consequently recognized impairment charges of $54 million in 2007. These charges reduced the carrying value of the Sandusky site to approximately $37 million as of December 31, 2007. Also during 2007, Delphi recognized $11 million of long-lived asset impairment related to a plant in Delphi’s Automotive Holdings segment. This impairment was caused by a deterioration in the expected net proceeds resulting from the use and ultimate sale of these assets. In addition, Delphi recognized $7 million of long-lived asset impairment for the Catalyst Business in the Powertrain Systems segment in 2007, which was caused by a deterioration in the estimated future cash flows through the expected sale date. The Catalyst Business was sold during the third quarter of 2007, refer to Note 6. Acquisitions and Divestitures.

During 2006 and 2005, Delphi experienced deteriorated financial performance including reduced profitability at certain sites and product lines resulting from flattening revenue together with higher commodity cost. These factors resulted in substantial losses and an unfavorable outlook, which were indicators of potential impairment. Delphi tested the recoverability of its long-lived assets using projected future undiscounted cash flows based on internal budgets, recent and forecasted sales data, independent automotive production volume estimates and customer commitments. Based primarily on Delphi’s review of fair value appraisals, Delphi recorded long-lived asset impairment charges of $215 million and $233 million for 2006 and 2005, respectively. Refer to Note 5. Discontinued Operations for a discussion of the long-lived asset impairment charges recorded in loss from discontinued operations.

10.	GOODWILL

The change in carrying amount of goodwill for the year ended December 31, 2007 and 2006 is as follows:

	2007		2006
	(in millions)

Balance at January 1,	$378		$363
Currency translation	19		15

Balance at December 31,	$397	(a)	$378	(b)

(a)	$165 million in Electrical/Electronic Architecture, $155 million in Electronics & Safety and $77 million in Corporate and Other

(b)	$161 million in Electrical/Electronic Architecture, $143 million in Electronics & Safety and $74 million in Corporate and Other

Delphi reviews the recoverability of goodwill at least annually on May 31 and any other time business conditions indicate a potential change in recoverability. The Company recorded approximately $390 million of goodwill impairment charges during 2005, of which $368 million related to the Powertrain Systems segment and $22 million related to the Automotive Holdings Group segment. In conjunction with the realignment of the Company’s business operations effective July 1, 2006, Delphi evaluated reported goodwill for indicators of impairment and concluded no indicators were present.

Delphi determined the goodwill impairment charges by comparing the carrying value of each of its reporting units to the fair value of the reporting unit. In determining fair value of reporting units, Delphi utilized discounted cash flow analysis, where the carrying value exceeded the fair value for a particular reporting unit, goodwill impairment charges were recognized. The goodwill impairment charges recognized were determined by stating all other assets and liabilities of a reporting unit at their fair values with the remaining fair value of the reporting unit attributed to goodwill. The resulting goodwill impairment charges are the excess of the recorded goodwill balance over the calculated fair value of goodwill for the reporting unit. Delphi’s reporting units are the global businesses focused on product families. The fair value of the reporting units was negatively impacted by the continued deterioration of business conditions, principally in the U.S., as previously described.

11.	LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(in millions)

Payroll related obligations	$238	$258
Employee benefits, including current pension obligations	185	216
Accrued income taxes	92	144
Taxes other than income	157	140
Warranty obligations (Note 12)	244	209
U.S. employee workforce transition program (Note 15)	234	626
Manufacturing plant rationalization	259	154
Interest	421	29
Other	451	389

Total	$2,281	$2,165

Other long-term liabilities consisted of the following:

	December 31,
	2007	2006
	(in millions)

Workers compensation	$328	$282
Environmental	112	114
U.S. employee workforce transition program (Note 15)	148	204
Extended disability benefits	72	95
Warranty obligations (Note 12)	315	—
Other	210	157

Total	$1,185	$852

12.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
	(in millions)

Accrual balance at beginning of year	$383	$308
Provision for estimated warranties accrued during the year	291	206
Settlements made during the year (in cash or in kind)	(128)	(140)
Foreign currency translation and other	13	9

Accrual balance at end of year	$559	$383

Approximately $244 million and $209 million of the warranty accrual balance as of December 31, 2007 and 2006, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $315 million of the warranty accrual balance as of December 31, 2007 is included in other long-term liabilities and approximately $174 million of the warranty accrual balance as of December 31, 2006 is included in liabilities subject to compromise (refer to Note 13. Liabilities Subject to Compromise). During the third quarter of 2007 with the filing of Delphi’s Plan on September 6, 2007, Delphi determined that the warranty claims previously included in liabilities subject to compromise would be resolved in the ordinary course of business outside of the Court and were therefore not subject to compromise, including amounts that were addressed in the warranty settlement agreement reached with GM discussed further in Note 17. Commitments and Contingencies, Ordinary Business Litigation. The 2007 provision for estimated warranties includes an increase of $83 million, net of an $8 million recovery, for a range of specific GM warranty claims, primarily in the Electronics and Safety (related to the instrument clusters product line which was transferred to the Electronics and Safety segment effective December 2007) and Powertrain Systems segments, and a $93 million increase for specific warranty claims related to the Powertrain Systems segment.

13.	LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy. Although prepetition claims are generally stayed, at hearings held in October and November 2005, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of professionals. The following data regarding the number and amount of claims and proof of claims is unaudited.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, pursuant to the Amended Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. To date, the Debtors’ have received approximately 16,790 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the Court. As of February 1, 2008, the Debtors have filed twenty-five omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,400 proofs of claim which asserted approximately $10.1 billion in aggregate liquidated amounts plus additional unliquidated amounts. To date, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,600 of those claims, which orders reduced the amount of asserted claims by approximately $9.7 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 3,460 claims reducing the aggregate amounts asserted on those claims from $720 million to $530 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Amended Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount less than the $1.45 billion cap specified in the Amended Plan. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases).

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

Liabilities Subject to Compromise consist of the following:

	December 31,
	2007	2006
	(in millions)

Pension obligations	$3,329	$4,257
Postretirement obligations other than pensions, including amounts payable to GM	8,786	9,109
Debt and notes payable	1,984	2,054
Accounts payable	744	754
Junior subordinated notes due 2033	391	391
Prepetition warranty obligation (Note 12)	—	174
GM claim for U.S. employee workforce transition programs	312	315
Securities & ERISA litigation liability (Note 17)	351	8
Other	300	354

Total Liabilities Subject to Compromise	$16,197	$17,416

Pursuant to the Plan filed on September 6, 2007, warranty obligations, environmental claims, capital lease and industrial development bond obligations were determined to be settled in the ordinary course of business and are no longer subject to compromise. Such amounts were reclassified from liabilities subject to compromise to accrued liabilities and other long-term liabilities during the third quarter of 2007. Refer to Note 11. Liabilities.

14.	DEBT

Due to the Chapter 11 Filings (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy), prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (Refer to Note 13. Liabilities Subject to Compromise) on the consolidated balance sheet. The following is a summary of Long-Term Debt, including current maturities, and unsecured long-term debt included in Liabilities Subject to Compromise as of December 31, 2007 and 2006:

	Year Ended December 31,
	2007				2006
	Subject to				Subject to
	Compromise		Debt		Compromise		Debt

6.55%, unsecured notes, due 2006	$500	(a)(b)(c)	$—		$500	(a)(b)(c)	$—
6.50%, unsecured notes, due 2009	498	(a)(b)(c)	—		498	(a)(b)(c)	—
6.50%, unsecured notes, due 2013	493	(a)(b)(c)	—		493	(a)(b)(c)	—
7.125%, debentures, due 2029	493	(a)(b)(c)	—		493	(a)(b)(c)	—
Junior subordinated notes due 2033 (d)	391	(a)(b)(c)	—		391	(a)(b)(c)	—
DIP term loan	—		—		—		250
Refinanced DIP term loan	—		2,746		—		—
Prepetition term loan facility	—		—		—		985	(b)(c)
Prepetition revolving credit facility	—		—		—		1,507	(b)(c)
European securitization program	—		205		—		122
Accounts receivable factoring	—		384		—		375
Capital leases and other	—	(c)(e)	219	(e)	70	(c)	103

Total debt	$2,375		3,554		$2,445		3,342

Less: current portion			(3,495)				(3,295)

Long-term debt			$59				$47

(a)	Pursuant to the requirements of SOP 90-7 as of the Chapter 11 Filings, deferred financing fees related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2007 and 2006.

(b)	Debt in default as of December 31, 2007 and 2006.

(c)	The Chapter 11 Filings triggered defaults on substantially all debt and certain lease obligations.

(d)	In conjunction with the liquidation of the Delphi Trust I and Delphi Trust II on November 14, 2006, the interests of Delphi Trust I and Delphi Trust II in the junior subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts.

(e)	During 2007, Delphi determined that capital lease and industrial development bond obligations were determined to be settled in the ordinary course of business and are no longer subject to compromise.

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

Current Capital Structure

Refinanced DIP Term Loan — On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion. On January 9, 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.8 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded.

Through a series of amendments over the course of the loan, the latest of which was entered into on November 20, 2007 (the “Third Amendment”), the Refinanced DIP Credit Facility now has a maturity date of July 1, 2008, Global EBITDAR covenants for the extension period, revised interest rates, and an amended definition of Global EBITDAR (as detailed below). In connection with the Third Amendment, Delphi paid amendment fees of 100 basis points, or approximately $45 million, to the lenders. As of December 31, 2007, $37 million remains deferred in other current assets.

The Refinanced DIP Credit Facility now carries an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 2.50%, (ii) with respect to Tranche B borrowings, 2.50%, (iii) with respect to Tranche C borrowings, 3.00%, or LIBOR plus (x) with respect to Tranche A borrowings, 3.50%, (y) with respect to Tranche B borrowings 3.50%, and (z) with respect to Tranche C borrowings 4.00%. The interest rate period can be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. Borrowings under the Refinanced DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of December 31, 2007, total available liquidity under the Refinanced DIP Credit Facility was approximately $1.2 billion. Also as of December 31, 2007, there were no amounts outstanding under the Revolving Facility and the Company had $255 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

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

The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at December 31, 2007. Borrowing base standards may be fixed and revised from time to time by the Administrative Agent in its reasonable discretion, with any changes in such standards to be effective ten days after delivery of a written notice thereof to Delphi (or immediately, without prior written notice, during the continuance of an event of default).

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

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at the levels set forth in the Refinanced DIP Credit Facility. The definition of Global EBITDAR provides for the exclusion of expenses arising out of, or in relation to, the MDL Settlements recorded in the second and third quarters of 2007.

The Refinanced DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of December 31, 2007.

The foregoing description of the Refinanced DIP Credit Facility and the amendments thereto is a general description only and is qualified in its entirety by reference to the underlying agreements, copies of which were previously filed with the SEC.

Concurrently with the entry into the Refinanced DIP Credit Facility, the Amended DIP Credit Facility (defined below) and the Prepetition Facility were terminated. The proceeds of the Tranche B Term Loan and Tranche C Term Loan were used to extinguish amounts outstanding under the Amended DIP Credit Facility and the Prepetition Facility. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolving credit facility.

European Securitization Factoring — The Chapter 11 Filings triggered early termination events under the European accounts receivables securitization program (the “European Program”). On October 28, 2005, Delphi and the institutions sponsoring the European Program entered into a preliminary agreement, which was finalized on November 18, 2005 (the “Agreement”), permitting continued use of the European Program despite the occurrence of early termination events. The Agreement allows for continued use of the European Program and incorporates amendments resulting from the Agreement, including revised financial covenants and pricing. The program was extended on December 21, 2006 with a revised expiration date of December 20, 2007 and further extended on November 30, 2007 with a revised expiration date of December 18, 2008 with substantially the same terms and conditions. The renewed program has an availability of €178 million ($262 million at December 31, 2007 foreign currency exchange rates) and £12 million ($24 million at December 31, 2007 foreign currency exchange rates).

Accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2007 and 2006, outstanding borrowings under this program were approximately $205 million and $122 million, respectively.

Accounts Receivable Factoring — Delphi also maintains various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2007 and 2006, Delphi had $384 million and $375 million, respectively, outstanding under these accounts receivable factoring facilities.

Capital Leases and Other — As of December 31, 2007 and 2006, Delphi also had other debt outstanding and capital lease obligations of approximately $219 million (less than $1 million of which is included in Liabilities Subject to Compromise) and approximately $173 million ($70 million of which is included in

Liabilities Subject to Compromise), respectively. The balances include capital lease obligations and debt issued by certain international subsidiaries.

Junior Subordinated Notes — Delphi has outstanding junior subordinated debt with an aggregate principal value of $400 million. The junior subordinated debt is represented by two global notes held by the Depository Trust Company or its nominee. The first junior subordinated note, with an aggregate principal value of $250 million, bears interest at 8.25% per year and matures on November 15, 2033. The second junior subordinated note bears interest at a fixed rate through November 15, 2008 and at an adjustable rate thereafter until it matures on November 15, 2033. Delphi originally issued these notes to Delphi Trust I and Delphi Trust II, respectively, both of which were Delphi subsidiaries. Delphi’s chapter 11 filing constituted an “early termination event” pursuant to which both trusts were required to be dissolved in accordance with their respective trust declarations. On November 14, 2006, both trusts were terminated. In connection with the terminations, the interests of Delphi Trust I and Delphi Trust II in the subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees related the Trusts were no longer being amortized and had been included as an adjustment of their net carrying value at December 31, 2005. Delphi determined that both Trust I and Trust II were considered variable interest entities, of which Delphi was not the primary beneficiary. As a result, although both Trust I and Trust II were 100% owned by Delphi, the Company did not consolidate them into its financial statements. However, the Trust I and Trust II notes were reflected as liabilities subject to compromise on the consolidated balance sheet and the related contractual interest due was not recognized in accordance with the provisions of SOP 90-7. If Trust I and Trust II had been consolidated by Delphi, there would have been no material impact in any of the periods presented.

Interest — Cash paid for interest related to amounts outstanding within Delphi’s current capital structure totaled $377 million, $424 million and $272 million in 2007, 2006 and 2005, respectively.

In accordance with SOP 90-7, effective October 8, 2005, the Company ceased accruing and paying interest expense on its outstanding unsecured prepetition debt classified as subject to compromise. In 2007, the Company recorded $411 million of interest expense related to prepetition debt and allowed unsecured claims, which in accordance with the Amended Plan became probable of payment. The Company’s contractual interest not paid in 2007 was $133 million and contractual interest not accrued or paid in 2006 was $148 million. In accordance with the Court-approved first day motion, the Company continues to accrue and pay the contractual interest on the secured credit facilities.

The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations not subject to compromise for the five years subsequent to 2007 are as follows:

Debt and
Capital Lease
Year	Obligations
(in millions)

2008	$3,495
2009	10
2010	15
2011	6
2012	4
Thereafter	24

Total	$3,554

Indebtedness Throughout 2006

The Refinanced DIP Credit Facility’s terms and conditions are relatively consistent with the terms and conditions in the Amended DIP Credit Facility. The following paragraphs describe the capital structure throughout 2006.

On October 14, 2005, Delphi entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”), as amended through November 13, 2006 (the “Amended DIP Credit Facility”), to

borrow up to $2.0 billion from a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., for which JPMorgan Chase Bank, N.A. was the administrative agent (the “Administrative Agent”) and Citicorp USA, Inc., was syndication agent (together with the Administrative Agent, the “Agents”). The Amended DIP Credit Facility consisted of a $1.75 billion revolving facility and a $250 million term loan facility (collectively, the “Amended DIP Loans”). The Amended DIP Credit Facility carried an interest rate at the option of Delphi of either (i) the Administrative Agent’s Alternate Base Rate (as defined in the Amended DIP Credit Facility) plus 1.75% or (ii) 2.75% above the Eurodollar base rate, which is LIBOR. Accordingly, the interest rate would fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended DIP Loans. The Amended DIP Credit Facility was to expire on the earlier of October 8, 2007 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Court. Borrowings under the Amended DIP Credit Facility were prepayable at Delphi’s option without premium or penalty.

On October 28, 2005, the Court granted the Debtors’ motion for approval of the DIP financing order. The DIP financing order granted final approval of the DIP Credit Facility, as amended at the time, final approval of an adequate protection package for the Prepetition Facility (as described above) and the Debtors’ access to $2 billion in DIP financing subject to the terms and conditions set forth in the DIP financing documents, as amended. The adequate protection package for the prepetition credit facilities included, among other things: (i) an agreement by Delphi to pay accrued interest on the loans under the prepetition credit facilities on a monthly basis, (ii) the right of Delphi to pay this interest based on LIBOR, although any lender may require that interest on its loans be based on the alternative base rate if such lender waives all claims for interest at the default rate and any prepayment penalties that may arise under the prepetition credit facilities and (iii) an agreement by Delphi to replace approximately $90 million of letters of credit outstanding under the prepetition credit facilities with letters of credit to be issued under the Amended DIP Credit Facility.

The Amended DIP Credit Facility provided the lenders with a first lien on substantially all material tangible and intangible assets of Delphi and its wholly-owned domestic subsidiaries (however, Delphi only pledged 65% of the stock of its first-tier non-U.S. subsidiaries) and further provided that amounts borrowed under the Amended DIP Credit Facility would be guaranteed by substantially all of Delphi’s affiliated Debtors, each as debtor and debtor-in-possession. The amount outstanding at any one time was limited by a borrowing base computation as described in the Amended DIP Credit Facility. The borrowing base computation exceeded the Amended DIP Credit Facility availability at December 31, 2006. Borrowing base standards could be fixed and revised from time to time by the Administrative Agent in its reasonable discretion. The Amended DIP Credit Facility included affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. So long as the Facility Availability Amount (as defined in the Amended DIP Credit Facility) was equal to or greater than $500 million, the restrictions on investments, mergers and disposition of assets did not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors to the Amended DIP Credit Facility).

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

In addition to the Prepetition Facility refinanced by the Refinanced DIP Credit Facility, Delphi had outstanding publicly held unsecured term debt securities totaling approximately $2.0 billion. The unsecured debt included $500 million of securities bearing interest at 6.55% that matured on June 15, 2006 with interest payable semi-annually on June 15 and December 15 of each year. The next maturity of $500 million of securities was due on May 1, 2009 and bears interest at 6.50% with interest payable semi-annually on May 1 and November 1 of each year. Thereafter, Delphi had $500 million of securities bearing interest at 6.50% maturing on August 15, 2013 with interest payable semi-annually on February 15 and August 15 of each year, and $500 million of securities bearing interest at 7.125% maturing on May 1, 2029 with interest payable semi-annually on May 1 and November 1 of each year. None of the debt securities had sinking fund requirements. The securities were all redeemable, in whole or in part, at the option of Delphi. At December 31, 2007 and 2006, these securities were included in Liabilities Subject to Compromise.

15.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

2007 Workforce Transition Programs

On June 22, 2007, Delphi, GM, and the UAW signed the UAW settlement agreement which included a workforce transition program for eligible UAW employees (the “UAW Workforce Transition Program”). Included in the UAW Workforce Transition Program is an attrition program similar to the U.S. employee special attrition programs offered in June 2006. The attrition program in the UAW Workforce Transition Program offered certain eligible Delphi employees the following options: (i) normal and early voluntary retirements with a lump sum incentive payment of $35,000, (ii) a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service are granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they will retire without additional incentives, and (iii) buyout payments which, depending on the amount of seniority or credited service, range from $70,000 to $140,000. The UAW Workforce Transition Program also offers the following options: (i) flowback rights to eligible Delphi employees as of the date of the filing of Delphi’s bankruptcy petition who do not elect the attrition options, including a relocation allowance of up to $67,000 in certain circumstances when plants cease production, (ii) buy-down payments totaling up to $105,000 for eligible traditional employees who do not elect the attrition option or flowback and continue to work for Delphi under the terms of the 2004 UAW-Delphi Supplemental Agreement applicable to employees hired after 2004, transferring those employees to Supplemental Employee Status as of October 1, 2007, (iii) conversion of temporary employees in UAW-Delphi plants to permanent employee status, and (iv) severance payments up to $40,000 or supplemental unemployment benefits to eligible employees who are permanently laid off prior to September 14, 2011.

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

As of December 31, 2007, approximately 310 of the 3,700 eligible UAW-represented employees, approximately 190 of the 1,300 eligible IUE-CWA-represented employees, approximately 710 of the 800 eligible USW-represented employees, and approximately 90 of the 100 eligible Splinter Union-represented employees elected to participate in the attrition programs. During 2007, Delphi recorded charges for the attrition programs of approximately $52 million which includes a reduction in the U.S. employee workforce transition program liability of $64 million due to a change in estimated future payments for both the 2006 and 2007 programs. These charges are included in the U.S. employee workforce transition program liability included in current liabilities in the consolidated balance sheet. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset will be amortized over the life of the respective union agreements. In 2007, Delphi recognized $22 million of wage asset amortization. The corresponding wage liability will be reduced as buy-down payments are made, of which $120 million of payments were made as of December 31, 2007. Based on the GSA with GM, Delphi expects reimbursement for certain costs related to the workforce transition programs, but given that the GSA is not effective until Delphi’s emergence from chapter 11, reimbursement of these costs has not been recorded as of December 31, 2007. GM’s reimbursement for costs associated with incentivized retirements are included in the U.S. labor agreements, which as previously discussed have been approved by the Court and ratified by the respective unions. Therefore, as of December 31, 2007, Delphi has recorded a receivable from GM in the amount of $2 million. Delphi also recorded pension curtailment losses of $175 million partially offset by a curtailment gain of $5 million related to other postretirement benefits. These curtailments are discussed further in Note 16. Pension and Other Postretirement Benefits. Total workforce transition program charges were $244 million for 2007, of which $212 million is recorded in U.S. workforce transition program charges and $32 million is recorded in loss on discontinued operations. Finally, costs related to severance payments and supplemental unemployment benefits for U.S. employees at sites that will be sold or wound down in accordance with the workforce transition programs was $56 million included in cost of sales.

2006 Attrition Programs

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving Delphi’s entry into the program with certain modifications. Delphi, GM, and the UAW agreed on a supplemental agreement on June 5, 2006 (the “UAW Supplemental Agreement”) to the UAW Special Attrition Program which was approved by the Court by order entered on July 7, 2006 (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The UAW Attrition Programs offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The programs also provided a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. The programs also provided buyout payments which, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM has agreed to reimburse Delphi for one-half of these buyout payments and in exchange will receive an allowed prepetition general unsecured claim. In addition, employees who elected to participate in the UAW Attrition Programs were eligible to retire as employees of Delphi or flow back to GM and retire. During 2006, approximately 10,000 employees elected to flow back to GM and retire. Although GM agreed to assume the postretirement healthcare and life insurance coverages for these retirees, due to the volume of retirements, GM was unable immediately to transition these retirees to GM healthcare and life insurance plans. Delphi agreed to administer health and life insurance coverage for these retirees during the transition period and GM agreed to reimburse Delphi for the actual costs of providing such coverage. During 2007, GM overpaid Delphi, so as of December 31, 2007, Delphi owes GM approximately $10 million for these overpayments.

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

Delphi recorded special termination benefit charges of approximately $1,117 million for the year ended December 31, 2006, for the pre-retirement and buyout portions of the cost of the U.S. employee special attrition programs. Since GM will receive an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. In addition, Delphi recorded net pension and postretirement benefit curtailment charges of approximately $1,897 million and a credit of $59 million due to a curtailment gain related to extended disability benefits for the year ended December 31, 2006. Total workforce transition charges were $2,955 million, of which $2,706 million is recorded in U.S. workforce transition charges and $249 million is recorded in loss on discontinued operations.

The following table represents the movement in the U.S. employee workforce transition program liability for 2006 and 2007:

U.S. Employee Workforce Transition Program Liability	(in millions)

Balance at December 31, 2005	$—
U.S. employee workforce transition program charges	1,117
Lump sum incentive obligation	363
Payments	(654)
Pension and other postretirement benefits (Note 16)	(29)
Accretion and other	33

Balance at December 31, 2006	$830
U.S. employee workforce transition program charges (net of a decrease in previously recorded charges of $64 million due to a change in estimate)	52
Buy-down wage liability	323
Payments	(793)
Pension and other postretirement benefits (Note 16)	(48)
Accretion and other	18

Balance at December 31, 2007	$382

Approximately $234 million and $626 million of the U.S. employee workforce transition program liability is included in accrued liabilities at December 31, 2007 and December 31, 2006, respectively, and approximately $148 million and $204 million is included in other long-term liabilities at December 31, 2007 and December 31, 2006, respectively, in the consolidated balance sheet.

The following table represents the movement in the U.S. employee workforce transition program buydown wage asset for 2007:

U.S. Employee Workforce Transition Program Buydown Wage Asset	(in millions)

Balance at December 31, 2006	$—
Buy-down wage asset	323
Amortization expense	(22)

Balance at December 31, 2007	$301

As of December 31, 2007, approximately $80 million of the U.S. employee workforce transition program buydown wage asset is included in other current assets and approximately $221 million is included in other long-term assets in the consolidated balance sheet.

The following table details changes in the GM and affiliates accounts receivable balance attributable to the U.S. employee workforce transition program for 2007 and 2006, recorded in GM and affiliates accounts receivable in the accompanying consolidated balance sheet at December 31, 2007 and December 31, 2006:

U.S. Employee Workforce Transition Program- GM Accounts Receivable	(in millions)

Balance at December 31, 2005	$—
GM Obligation	677
Receipts from GM	(405)

Balance at December 31, 2006	$272
GM Obligation	2
Receipts from GM	(265)
Other	(7)

Balance at December 31, 2007	$2

16.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension plans covering unionized employees in the U.S. generally provide benefits of negotiated stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The benefits provided by the plans covering U.S. salaried employees are generally based on years of service and salary history. Certain Delphi employees also participate in non-qualified pension plans covering executives, which are unfunded. Such plans are based on targeted wage replacement percentages. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, and the United Kingdom (“UK”). The UK and certain Mexican plans are funded.

Delphi also maintains other postretirement benefit plans, which provide covered U.S. hourly and salaried employees with retiree medical and life insurance benefits. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans; although most participants are covered by government sponsored or administered programs. The annual cost of such other postretirement benefit plans was not significant to Delphi. In addition, Delphi has defined benefit plans in Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans were $51 million and $38 million as of December 31, 2007 and 2006, respectively, and have been recorded based on the vested benefit obligation.

The 2007 and 2006 amounts shown below reflect the defined benefit pension and other postretirement benefit obligations for U.S. and non-U.S. salaried and hourly employees excluding the plans in Korea, Turkey and Italy discussed above.

	Pension Benefits
			Primary		Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
			(in millions)

Benefit obligation at beginning of year	$14,910	$13,764	$1,635	$1,306	$9,055	$9,589
Service cost	170	268	47	42	81	171
Interest cost	851	793	81	66	542	561
Plan participants’ contributions	5	6	5	5	3	3
Actuarial losses (gains)	(589)	(696)	(176)	70	(471)	(1,617)
Benefits paid	(1,045)	(732)	(108)	(59)	(243)	(229)
Special termination benefits	—	—	—	20	3	—
Flowback net liability reclassification	—	—	—	—	—	944
Impact of settlements	—	—	48	14	—	—
Impact of curtailments	(254)	1,518	5	—	(100)	(349)
Plan amendments and other	6	(11)	5	4	(138)	(18)
Exchange rate movements	—	—	47	167	—	—

Benefit obligation at end of year	$14,054	$14,910	$1,589	$1,635	$8,732	$9,055
Change in plan assets:
Fair value of plan assets at beginning of year	$10,722	$9,712	$1,025	$799	$—	$—
Actual return on plan assets	857	1,493	113	110	—	—
Delphi contributions	209	243	95	62	240	226
Plan participants’ contributions	5	6	5	5	3	3
Benefits paid	(1,045)	(732)	(108)	(59)	(243)	(229)
Exchange rate movements and other	—	—	16	108	—	—

Fair value of plan assets at end of year	$10,748	$10,722	$1,146	$1,025	$—	$—
Underfunded status	$(3,306)	$(4,188)	$(443)	$(610)	$(8,732)	$(9,055)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—	$1	$2	$—	$—
Other noncurrent assets (flow-in receivable)	—	—	—	—	97	101
Current liabilities	—	—	(13)	(11)	—	—
Noncurrent liabilities	—	—	(406)	(532)	—	—
Liabilities subject to compromise	(3,306)	(4,188)	(25)	(69)	(8,829)	(9,156)

Total	$(3,306)	$(4,188)	$(443)	$(610)	$(8,732)	$(9,055)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$1,330	$2,261	$311	$545	$1,180	$1,822
Prior service cost (credit)	112	353	33	34	(736)	(700)
Net transition obligation	—	—	6	6	—	—

Total	$1,442	$2,614	$350	$585	$440	$1,122

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

			Primary
	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
		(in millions)
	Plans with ABO in Excess of Plan Assets

PBO	$14,054	$14,910	$1,499	$1,559
ABO	14,051	14,531	1,284	1,340
Fair value of plan assets at end of year	10,748	10,722	1,055	947

	Plans with Plan Assets in Excess of ABO

PBO	$—	$—	$90	$76
ABO	—	—	58	69
Fair value of plan assets at end of year	—	—	91	78
	Total

PBO	$14,054	$14,910	$1,589	$1,635
ABO	14,051	14,531	1,342	1,409
Fair value of plan assets at end of year	10,748	10,722	1,146	1,025

Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

							Other Postretirement
	Pension Benefits						Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
				(in millions)

Service cost(a)	$170	$268	$292	$47	$42	$34	$81	$171	$179
Interest cost	851	793	724	81	66	65	542	561	542
Expected return on plan assets	(867)	(820)	(787)	(81)	(69)	(61)	—	—	—
Special termination benefits	—	—	2	—	20	13	—	—	3
Curtailment loss (gain)-PBO	22	1,518	—	60	—	—	—	(349)	—
Curtailment loss (gain)- prior service costs	194	397	—	—	—	—	(7)	329	—
Amortization of transition amount	—	—	—	1	1	1	—	—	—
Amortization of prior service costs (credit)	52	107	140	4	3	3	(99)	(99)	(56)
Amortization of actuarial losses	75	192	211	32	26	31	74	255	207

Net periodic benefit cost	$497	$2,455	$582	$144	$89	$86	$591	$868	$875

(a)	Includes $48 million and $29 million for the years ended December 31, 2007 and 2006, respectively, of costs previously accrued related to the U.S. employee work force transition programs.

Net periodic benefit cost above reflects $147 million, $186 million and $104 million that was included in loss from discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2007, Delphi recorded pension curtailment losses of approximately $216 million. Of this amount, $175 million was recorded to recognize the effect of employees who elected to participate in the workforce transition programs and the effect of prospective plan amendments that will eliminate the accrual of future defined pension benefits for salaried and certain hourly employees on emergence from bankruptcy with $135 million included in U.S. employee workforce transition program charges and $40 million included in loss from discontinued operations. In addition, $34 million of pension curtailment loss is included in loss from discontinued operations related to the divestiture of businesses. The remaining $7 million of pension curtailment loss relates to U.S. employees at sites that will be sold or wound down and is included in cost of sales. In addition, Delphi recorded other postretirement benefit curtailment gains of $7 million in 2007, of which $3 million was recorded in U.S. employee workforce transition program charges, $2 million was recorded in loss from discontinued operations and $2 million was recorded in cost of sales, to recognize the effects of the workforce transition programs and the elimination of the accrual of retiree medical benefits for certain hourly employees. In 2006, Delphi recorded net pension and postretirement benefit curtailment charges of approximately $1.9 billion in the U.S. employee workforce transition program charges line item of the statement of operations related to UAW- and IUE-CWA-represented hourly employees who elected to participate in the U.S. employee special attrition programs discussed in Note 15. U.S. Employee Workforce Transition Programs.

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees. The estimated actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated OCI into net periodic benefit cost in 2008 are $22 million and $26 million, respectively. The estimated actuarial loss and prior service credit for the other defined benefit postretirement plans that will be amortized from OCI into net periodic benefit credit in 2008 are $45 million and $110 million, respectively.

The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plan and postretirement plans were:

Assumptions used to determine benefit obligations at December 31:

					Other Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006	2007	2006

Weighted-average discount rate	6.35%	5.90%	5.30%	4.96%	6.40%	6.10%
Weighted-average rate of increase in compensation levels	4.04%	4.12%	4.16%	3.67%	3.31%	3.94%

Assumptions used to determine net expense for years ended December 31:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Weighted-average discount rate	5.90%	5.50%	5.75%	4.96%	4.91%	5.67%	6.10%	5.50%	6.00%
Weighted-average rate of increase in compensation levels	4.12%	3.99%	3.99%	3.67%	3.45%	3.48%	3.94%	3.99%	3.98%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%	8.05%	8.20%	8.25%	N/A	N/A	N/A

Delphi selected discount rates for its U.S. pension and other postretirement benefit plans by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high quality fixed income investments rated AA- or higher by Standard and Poor’s and with the Citigroup Pension Discount Curve. Because high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The weighted-average pension discount rate determined on that basis increased from 5.90% for 2006 to 6.35% for 2007.

This 45 basis point increase in the weighted-average discount rate decreased the underfunded status of the U.S. pension plans by approximately $0.6 billion. The weighted-average other postretirement benefits discount rate determined on that basis increased from 6.10% for 2006 to 6.40% for 2007. This 30 basis point increase in the weighted average discount rate decreased the underfunded status of the U.S. postretirement plans by approximately $0.5 billion. Delphi selected discount rates for its non-U.S. plans by analyzing the yields of high quality fixed income investments.

For 2006 and 2007 expense, Delphi assumed a U.S. long-term asset rate of return of 8.75%. In developing the 8.75% expected long-term rate of return assumption, Delphi evaluated input from its third party pension plan asset manager, including a review of asset class return expectations and long-term inflation assumptions. Delphi also considered its post-spin off and GM’s pre-spinoff historical 10-year and 20-year compounded returns, which were consistent with its long-term rate of return assumption. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.

Delphi’s pension expense for 2008 is determined at the 2007 measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Impact on
Change in Assumption	Pension Expense		Impact on PBO

25 basis point (bp) decrease in discount rate	+$	20 million	+$	340 million
25 bp increase in discount rate	−$	5 million	−$	340 million
25 bp decrease in long-term return on assets	−$	25 million		—
25 bp increase in long-term return on assets	+$	25 million		—

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Delphi’s other postretirement benefit expense for 2008 is determined at the 2007 measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s postretirement obligations and expense to changes in assumptions:

Impact on
	Impact on		Postretirement
Change in Assumption	Postretirement Expense		Benefit Obligation

25 bp decrease in discount rate	+$	15 - 25 million	+$ 300 - 350 billion
25 bp increase in discount rate	−$	5 - 15 million	−$ 300 - 350 billion

For analytical purposes only, the following table presents the impact that changes in the Company’s health care trend rate would have on its postretirement liability and postretirement service and interest cost:

		Impact on
	Impact on Service &	Postretirement
% Change	Interest Cost	Benefit Obligation
	(in millions)

+1%	$82	$1,003
−1%	$(68)	$(843)

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the postretirement plan design and no major restructuring programs.

Delphi’s pension plan asset allocation at December 31, 2007 and 2006, and target allocation for 2008 are as follows:

	Percentage of Plan Assets at December 31,				Target Allocation
	U.S. Plans		Non-U.S. Plans		U.S. Plans
Asset Category	2007	2006	2007	2006	2008

Equity Securities	57%	60%	61%	60%	58%
Fixed Income	25%	26%	24%	25%	24%
Private Equity	6%	4%	—	—	6%
Real Estate	8%	6%	14%	14%	8%
Other	4%	4%	1%	1%	4%

Total	100%	100%	100%	100%	100%

Delphi invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.

As permitted under chapter 11 of the Bankruptcy Code and pursuant to pension waivers, Delphi contributed only the portion of the contribution attributable to post-bankruptcy-petition service. During 2007 and 2006, Delphi contributed $209 million and $243 million, respectively, to its U.S. pension plans, representing the portion of the pension contribution attributable to services rendered by employees of the Debtors in the respective plan years ended September 30, 2007 and 2006. Under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), minimum funding payments of approximately $1.2 billion to the U.S. pension plans were due in 2007 and 2006.

Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The underfunded amount of approximately $173 million was due on June 15, 2006. The Company did not pay this amount and a related penalty was assessed by the Internal Revenue Service in the amount of approximately $17 million. The penalty was recorded in liabilities subject to compromise in 2006. Given the receipt of the funding waivers described below, it is no longer probable that Delphi will ultimately pay this penalty and therefore Delphi reversed the liability of $19 million (including $2 million of accrued interest). The unpaid portion of the minimum funding payments remains payable as a claim against Delphi and will be determined in Delphi’s plan of reorganization with other claims. Delphi has appointed an independent fiduciary for all of its qualified defined benefit pension plans who is charged with pursuing claims on behalf of the plans to recover minimum funding contributions. On May 1, 2007 and September 28, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan years ended September 30, 2006 and September 30, 2007, respectively. The conditional funding waivers will permit Delphi to defer funding contributions due under ERISA and the IRC until after Delphi emerges from chapter 11. The Company has represented that it intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from chapter 11. The Company is seeking an extension of the waiver terms with the IRS and the PBGC as they relate to the effective date of the Amended Plan. Refer to Note 2. Transformation Plan and Other Chapter 11 Bankruptcy for further information on Delphi’s discussions with the IRS and the Pension Benefit Guaranty Corporation.

Although Delphi’s 2008 minimum funding requirement is approximately $2.5 billion under current legislation and plan design, Delphi is in chapter 11 and its 2008 contributions to the U.S. pension plans prior to emergence will be limited to approximately $202 million, representing the normal service cost. Upon emergence from chapter 11, which is anticipated to be in 2008, the Company will be required to meet its past due funding obligations. These obligations will be the amount of the minimum funding requirement contributions that would have been due, less the amount of the normal service cost contributions actually paid to the pensions plus interest. The 2008 contributions to the non-U.S. pension plans will be approximately $44 million.

Agreements relating to union matters allow for some of Delphi’s hourly employees in the U.S. being provided with certain opportunities to transfer to GM as appropriate job openings become available at GM and GM employees in the U.S. had similar opportunities to transfer to the Company, though those opportunities are currently suspended. If such a transfer occurs, in general, both Delphi and GM will be responsible for pension payments, which in total reflect such employee’s entire eligible years of service. Allocation of responsibility between Delphi and GM will be on a pro-rata basis depending on the length of service at each company (although service at Delphi includes service with GM prior to Delphi’s separation from GM). There will be no transfer of pension assets or liabilities between GM and Delphi with respect to such employees that transfer between the two companies. The company to which the employee transfers will be responsible for the related other postretirement obligation. An agreement with GM provides for a mechanism for determining a cash settlement amount for other postretirement obligations associated with employees that transfer between GM and Delphi. The consolidated balance sheets include approximately $3.1 billion as of December 31, 2007 and December 31, 2006 of postretirement obligations classified as liabilities subject to compromise reflecting an accumulated postretirement benefit obligation for benefits payable to GM for employees that transferred from Delphi to GM. Due to the Chapter 11 Filings, the Company has not made any payments in 2006 or 2007 to settle this obligation. Additionally, a $0.1 billion receivable for the cash settlement amount due from GM for postretirement obligations associated with employees transferring from GM to Delphi has been classified as an other long-term asset. Based on the terms of the GSA upon emergence, GM will assume certain of Delphi’s hourly medical postretirement benefits, including amounts payable to GM related to Delphi employee that have transferred to GM. The following table reflects the movement of the other postretirement benefits obligation in 2007, including amounts payable to GM for employees that have transferred from Delphi to GM.

	Other Postretirement Benefits
	Delphi	Delphi	Payable to
	Hourly	Salaried	GM	Total
		(in millions)

Benefit obligation at December 31, 2006	$4,908	$1,026	$3,121	$9,055
Service cost	65	16	—	81
Interest cost	293	61	188	542
Plan participants’ contributions	—	3	—	3
Actuarial gains	(313)	73	(231)	(471)
Benefits paid	(198)	(45)	—	(243)
Special termination benefits	3	—	—	3
Impact of curtailment	(133)	—	33	(100)
Plan amendments and other	(138)	—	—	(138)

Benefit obligation at December 31, 2007	$4,487	$1,134	$3,111	$8,732

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension		Projected Postretirement
	Benefit Payments		Benefit Payments
	U.S. Plans	Non-U.S. Plans
	(in millions)

2008	$1,092	$56	$985
2009	1,133	63	919
2010	1,146	67	876
2011	1,144	72	782
2012	1,135	78	708
2013 — 2017	5,400	589	3,307

Delphi’s annual measurement date for the U.S., France, Luxembourg, Mexico and Portugal pension plans and other postretirement life insurance benefits is December 31 and for the UK and Germany pension plans and other postretirement health benefits is September 30. Delphi will adopt the measurement date provisions of SFAS 158 as of January 1, 2008, which will result in the measurement of all pension and other postretirement benefit plans as of December 31, Delphi’s fiscal year-end.

For postretirement plan measurement purposes, Delphi assumed an average 10% initial annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease on a gradual basis through 2012, to the ultimate weighted-average trend rate of 5%.

Delphi also sponsors defined contribution plans for certain U.S. hourly and salaried employees. Delphi’s expense related to the contributions for these plans was $10 million, $8 million and $9 million for 2007, 2006 and 2005, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Shareholder Lawsuits

As previously disclosed, the Company, along with certain of its subsidiaries, current and former directors of the Company, and certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements in 2005. Through mediated settlement discussions, on August 31, 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the securities actions, ERISA actions, and shareholder derivative actions in consolidated proceedings (“the “Multidistrict Litigation” or “MDL”) reached an agreement with the lead plaintiffs in the Securities Actions as defined below (the “Lead Plaintiffs”) and named plaintiffs in the Amended ERISA Action as defined below (the “ERISA Plaintiffs”) resulting in a settlement of the Multidistrict Litigation (the “MDL Settlements”). Pursuant to the MDL Settlements, the class claimants will receive cash and allowed claims in the chapter 11 proceedings that, when valued at the face amount of the allowed claims, is equivalent to approximately $351 million. The MDL Settlements were approved by the District Court in which the actions are pending, and by the Court on January 25, 2008.

On September 5, 2007 the U.S. District Court for the Eastern District of Michigan (the “District Court”) entered an order preliminarily certifying the class and approving the settlement and scheduled the matter for a fairness hearing on November 13, 2007. On November 13, the District Court conducted the fairness hearing and took the matter under advisement. On October 29, 2007,the Court entered an order preliminarily approving the MDL Settlements subject to final consideration at the confirmation hearing on Delphi’s plan of reorganization and the Court’s consideration of certain objections that may be filed as to the MDL Settlements. On October 29, 2007, the Court lifted the automatic stay as to the discovery provided to the Lead Plaintiffs. On December 4, 2007, the District Court held another hearing to consider proposed modifications to the MDL Settlements (the “Modified MDL Settlements”), and tentatively approved the Modified MDL Settlements, after determining that the modifications were at least neutral to the Lead Plaintiffs and potentially provide a net benefit to the Lead Plaintiffs. The District Court approved the MDL Settlements in an opinion and order issued on January 10, 2008 and amended on January 11, 2008, and the District Court entered final orders and judgments dated January 23, 2008 with respect to the securities and ERISA actions. On January 25, 2008, the Court approved the MDL Settlements. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Amended Plan occurring, and if, for any reason, we cannot emerge as contemplated, the MDL Settlements will become null and void. A copy of an addendum setting forth the modification is attached as Exhibit 99(f) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA (the “ERISA Actions”). Plaintiffs in the ERISA Actions allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The ERISA Actions were subsequently transferred to the Multidistrict Litigation. On March 3, 2006, plaintiffs filed a consolidated class action complaint (the “Amended ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. The Company, which was previously named as a defendant in the ERISA Actions, was not named as a defendant in the Amended ERISA Action due to the Chapter 11 Filings, but the plaintiffs stated that they intended to proceed with claims against the Company in the ongoing bankruptcy cases, and will seek to name the Company as a defendant in the Amended ERISA Action if the bankruptcy stay were modified or lifted to permit such action. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the Lead Plaintiffs and other parties in the case.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed Lead Plaintiffs filed a consolidated class action complaint (the “Securities Actions”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Securities Actions name several additional defendants, including Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The Securities Actions consolidated in the United States District Court for Southern District of New York (and a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I) were subsequently transferred to the District Court as part of the Multidistrict Litigation. The action is stayed against the Company pursuant to the Bankruptcy Code, but is continuing against the other defendants. On February 15, 2007, the District Court partially granted the plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi is providing certain discovery to the Lead Plaintiffs and other parties in the case.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court (Oakland County Circuit Court in Pontiac, Michigan). These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were consolidated with the securities and ERISA class actions in the U.S. District Court. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the derivative cases were administratively closed.

The following is a summary of the principal terms of the MDL Settlements as they relate to the Company and its affiliates and related parties and is qualified in its entirety by reference to the complete agreements submitted to the Court for approval and which were filed as exhibits to the Company’s Current Report on Form 8-K dated September 5, 2007.

Under the terms of the Modified MDL Settlements, the Lead Plaintiffs and the ERISA Plaintiffs will receive claims that will be satisfied through Delphi’s Amended Plan as confirmed by the Court pursuant to the confirmation order described under Item 1.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008. The Lead Plaintiffs will be granted an allowed claim in the face amount of $179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Amended Plan. Additionally, the Lead Plaintiffs will receive $15 million to be provided by a third party. Delphi has also agreed to provide the Lead Plaintiffs, on behalf of the class members, the ability to exercise their rights in the anticipated discount rights offering in connection with the Amended Plan through a notice mechanism and a pledge of cash collateral. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the settlement reached with the Lead Plaintiffs. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged. The settlement with the ERISA Plaintiffs is structured similarly to the settlement reached with the Lead Plaintiffs. The ERISA Plaintiffs’ claim will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under the Plan. Unlike the settlement reached with the Lead Plaintiffs, the ERISA Plaintiffs will not be able to opt out of their settlement.

In addition to the amounts to be provided by Delphi from the above described claims in its chapter 11 cases, the Lead Plaintiffs will also receive a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. The ERISA Plaintiffs will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Settlement amounts from insurers and underwriters were paid and placed in escrow by September 25, 2007 pending Court approval.

The MDL Settlements include a dismissal with prejudice of the ERISA and Securities Actions and a full release as to certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. The Company also received a demand from a shareholder that the Company consider bringing a derivative action against certain current and former directors and officers premised on allegations that certain current and former directors and officers made materially false and misleading statements in violation of federal securities laws and/or of their fiduciary duties. The Company appointed a committee of the Board of Directors (the “Special Committee”) to evaluate the shareholder demand. As a component of the MDL Settlements, the Special Committee determined not to assert these claims; however, it has retained the right to assert the claims as affirmative defenses and setoffs against any action to collect on a proof of claim filed by those individuals named in the demand for derivative action should the Company determine that it is in its best interests to do so.

As a result of the MDL Settlements, as of December 31, 2007, Delphi has a liability of $351 million recorded for this matter. The expense incurred for this matter was $343 million during 2007. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible; and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. Delphi had previously recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of December 31, 2006. Based on the modifications to the MDL Settlements discussed above, Delphi reduced its liability by approximately $10 million during December 2007. As discussed above, in conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries upon Delphi’s emergence from chapter 11.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual report on Form 10-K.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in 2008. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2007, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to re-assess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

As of December 31, 2007 and December 31, 2006, our reserve for environmental investigation and remediation was approximately $112 million and $118 million, respectively, including approximately $3 million within liabilities subject to compromise at December 31, 2006. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999 (the “Separation”). Delphi completed a number of environmental investigations during 2006 in conjunction with our transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to our environmental reserve of approximately $70 million in 2006. The additional reserves are primarily related to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at these sites is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2007 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2007, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $105 million.

Other

As mentioned above, Delphi continues to pursue its transformation plan and continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to recognize additional and possibly material costs or demolition obligations in the future. In 2007, Delphi commissioned building demolition assessments for certain sites that may ultimately be demolished or sold in the next few years. These assessments provided detailed estimates of quantities of asbestos at these particular sites and detailed cost estimates for remediation of that asbestos, which resulted in a $14 million revision to the existing estimates increasing the related asset retirement obligations.

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

GM Warranty Settlement Agreement

GM alleged that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. In May 2007 GM informed Delphi that it has experienced higher than normal warranty claims with respect to certain 2003-2005 vehicle models due to instrument clusters previously supplied by Delphi’s Automotive Holdings Group segment. Effective December 2007, the responsibility for this product line was transferred to the Electronics and Safety segment. In 2007, Delphi reached a tentative agreement with GM to resolve these claims along with certain other known warranty matters. Based on the agreement, Delphi recorded $83 million of additional warranty expense in cost of sales in 2007, net of an $8 million recovery, primarily related to the Electronics and Safety and Powertrain segments. On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving these and certain other known warranty matters. Under the terms of the Warranty Settlement Agreement, Delphi will pay GM up to an estimated $199 million, comprised of approximately $127 million to be paid in cash over time as noted below, and up to approximately $72 million to be paid in the form of delivery by Delphi to GM of replacement product. The Warranty Settlement Agreement settles all outstanding warranty claims and issues related to any component or assembly supplied by Delphi to GM, which as of August 10, 2007 are (i) known by GM, subject to certain specified exceptions, (ii) believed by GM to be Delphi’s responsibility in whole or in part, and (iii) in GM’s normal investigation process, or which should have been within that process, but were withheld for the purpose of pursuing a claim against Delphi. Included in the settlement are all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases (“GM’s Proof of Claim”).

In addition, the Warranty Settlement Agreement limits Delphi’s liability related to certain other warranty claims that have become known by GM on or after June 5, 2007, and generally prohibits both GM and Delphi from initiating actions against the other related to any warranty claims settled in the agreement. In accordance with the Warranty Settlement Agreement, Delphi’s claims agent has reduced the liquidated component relating to warranty claims contained in GM’s Proof of Claim by approximately $530 million (unaudited) which includes, among other things, those personal injury claims asserted in GM’s Proof of Claim that relate to warranty claims settled in the agreement, and has expunged with prejudice the unliquidated component relating to warranty claims asserted in GM’s Proof of Claim. Pursuant to the Warranty Settlement Agreement, GM is foreclosed from bringing any type of claim set forth on the exhibits attached thereto, if it is shown that on or before August 10, 2007, (i) GM knew about the claim, (ii) the amount of the claim exceeded $1 million, or GM believed the claim would exceed $1 million, (iii) the claim is in GM’s investigation process or GM determined that it should have been in GM’s investigation process but excluded it from that process for the purpose of pursuing a claim against Delphi, and (iv) GM believed or reasonably should have believed that Delphi had some responsibility for the claim.

Delphi elected to defer amounts due under the Warranty Settlement Agreement until it receives payments from GM, on or about the time of its emergence from chapter 11. As a result, GM will set off these payments against the amounts then payable to Delphi by GM. Since Delphi has elected to defer these payments, GM will receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts are paid by Delphi or set off against amounts payable by GM.

Other Warranty Matters

During 2007, Delphi observed higher than normal warranty claims on engine electronic control units supplied for certain 2005-2007 vehicle models by Delphi’s Powertrain Systems segment and recorded $93 million of additional warranty expense in cost of sales in 2007.

During 2006, Delphi’s Thermal Systems segment began experiencing quality issues regarding parts that were purchased from one of Delphi’s affiliated suppliers and subsequently established warranty reserves of $59 million to cover the cost of various repairs that may be implemented. As of December 31, 2007, the related warranty reserve is $41 million. Delphi is actively negotiating with the affiliated supplier to determine if any portion of the liability is recoverable.

Intellectual Property Matters

In December 2007, the Company concluded patent license negotiations with Denso and reached a settlement agreement in connection with variable valve timing technology. Under the settlement agreement, which is subject to the Court’s approval, the Company is authorized to use the technology pursuant to a license agreement with Denso, and the Company will pay Denso a royalty based upon the sales of products containing the technology. On February 5, 2008, the Company filed a motion with the Court seeking approval of the settlement agreement, and the Court hearing is scheduled for February 29, 2008.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of Delphi that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

Operating Leases

Rental expense totaled $154 million, $147 million and $166 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, Delphi had minimum lease commitments under noncancelable operating leases totaling $414 million, which become due as follows:

Minimum Future Operating
Year	Lease Commitments
(in millions)

2008	$103
2009	72
2010	60
2011	52
2012	50
Thereafter	77

Total	$414

Concentrations of Risk

The Company’s business is labor intensive and utilizes a large number of unionized employees. A strike or other form of significant work disruption by the unions would likely have an adverse effect on the Company’s ability to operate its business. The majority of Delphi’s U.S. hourly workforce is represented by two unions, the UAW (approximately 85%) and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Industrial Division of the Communication Workers of America, AFL-CIO, CLC (“IUE-CWA”) (approximately 12%). During the second quarter of 2007, Delphi signed an agreement with the UAW, and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions, covering a four-year term with each union.

18. INVESTMENTS IN AFFILIATES

As part of our operations, we have investments in 17 non-consolidated affiliates. These affiliates are not publicly traded companies and are located primarily in Korea, China, the U.S., Mexico, Japan, India, Spain, and Belgium. Our ownership percentages vary generally from approximately 20% to 50%, with our most significant investments in Korea Delphi Automotive Systems Corporation (of which we own 50%), Daesung Electric Co. Ltd (of which we own 49.5%), PBR Knoxville, LLC (of which we own 49%), and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which we own 40%). Our aggregate investment in non-consolidated affiliates was $396 million and $417 million at December 31, 2007 and 2006, respectively, of which $9 million and $8 million, respectively, was recorded in assets held for sale. Delphi has received dividends of $45 million, $19 million and $56 million for the years ended December 31, 2007, 2006 and 2005, respectively, from non-consolidated affiliates.

The following is a summary of the combined financial information for our significant affiliates accounted for under the equity method as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 (unaudited):

	As of December 31,
	2007	2006
	(in millions)

Current assets	$1,128	$1,017
Noncurrent assets	584	571

Total assets	$1,712	$1,588

Current liabilities	$662	$567
Noncurrent liabilities	240	216
Stockholders’ equity	810	805

Total liabilities and stockholders’ equity	$1,712	$1,588

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Net sales	$2,926	$2,595	$2,531
Gross profit	$390	$399	$451
Net income	$99	$122	$149

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Sales to affiliates	$72	$71	$59
Purchases from affiliates	$323	$281	$401

19.	OTHER INCOME, NET

Other income, net included:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Interest income	$68	$50	$43
Other, net	42	(10)	12

Other income, net	$110	$40	$55

Other, net for the year ended December 31, 2007 includes $36 million received from GM pursuant to an intellectual property license agreement.

20.	SHARE-BASED COMPENSATION

Delphi’s share-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SAR”). The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. This method does not require prior period amounts to be restated to reflect the adoption of SFAS No. 123(R). SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In conjunction with the adoption of SFAS No. 123(R), the Company evaluated the impact of a change in its prior accounting for forfeitures for restricted stock units. SFAS No. 123(R) requires the Company to estimate forfeitures at the grant date, while prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The adjustment is a benefit of $3 million (there is no income tax effect due to the fact Delphi has a full valuation allowance for all of its U.S. net deferred tax assets) and has been presented separately as a cumulative effect of change in accounting principle in the financial statements. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R).

Approximately $14 million, $28 million and $26 million of stock-based compensation cost was recognized during 2007, 2006 and 2005, respectively, of which $5 million, $5 million and $4 million are included in loss from discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during 2004 and 2003 were exercisable at prices equal to the fair market value of Delphi common stock on the dates the options were granted, accordingly, no compensation expense was recognized in 2005 for stock options. If Delphi accounted for all share-based compensation using the fair value recognition provisions of SFAS No. 123(R) and related amendments prior to December 31, 2005, its net loss from continuing operations and basic and diluted loss per share would have been as follows:

Year Ended December 31, 2005
(in millions, except per share amounts)

Loss from continuing operations	$(2,130)
Add: Stock-based compensation expense recognized, net of related tax effects	24
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37)

Pro forma net loss from continuing operations	$(2,143)

Continuing operations loss per share:
Basic and diluted — as reported	$(3.80)

Basic and diluted — pro forma	$(3.83)

Share-Based Compensation Plans

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

A summary of activity for the Company’s stock options is as follows:

	Stock	Weighted Average
	Options (a)	Exercise Price
	(in thousands)

Outstanding as of January 1, 2007	75,848		$13.58
Granted	—	$	N/A
Exercised	—	$	N/A
Forfeited	(7,880)		$14.33

Outstanding as of December 31, 2007	67,968		$13.49

Options exercisable December 31, 2007	67,968		$13.49

(a)	Includes options that were granted and unvested at the time of the Chapter 11 Filings on October 8, 2005. The Company cancelled future grants of stock-based compensation under its long term incentive plan and will not issue any shares of common stock pursuant to previously granted stock option awards that had not vested prior to the commencement of reorganization cases.

The following is a summary of the range of weighted average remaining lives of options outstanding and exercisable as of December 31, 2007:

	Approved by Stockholders
Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$0.00-$10.00	10,234	5.3	$8.43	10,234	$8.43
$10.01-$20.00	39,664	3.2	$13.43	39,664	$13.43
$20.01-$30.00	68	1.0	$20.64	68	$20.64

	49,966		$12.42	49,966	$12.42

	Other Plans
Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$0.00-$10.00	1	0.0	$9.55	1	$9.55
$10.01-$20.00	16,053	1.6	$15.95	16,053	$15.95
$20.01-$30.00	1,948	1.0	$20.64	1,948	$20.64

	18,002		$16.46	18,002	$16.46

Restricted Stock Units

A summary of activity for the Company’s restricted stock units is as follows:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)

Non-vested at January 1, 2007	8,056	$8.69
Vested	(1,225)	$9.88
Forfeited	(489)	$8.47

Non-vested at December 31, 2007	6,342	$8.47

One third of the restricted stock units granted in 2003 vested during the three months ended June 30, 2006. One third of the restricted stock units granted in 2004 vested during the three months ended June 30, 2007. Previously, Delphi determined not to issue common stock associated with restricted stock units granted but unvested at the time of the Chapter 11 Filings that subsequently vested. However, upon the filing of its Amended Plan and Amended Disclosure Statement with the Court, Delphi did issue shares in respect of such subsequently vested restricted stock units, which resulted in an issuance of approximately 2.5 million shares in December 2007. As of December 31, 2007, there was approximately $12 million of unrecognized compensation cost related to non-vested restricted stock units, which will be recognized over a weighted average period of 3.7 years.

21.	SEGMENT REPORTING

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as the Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s five reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

We also have non-core steering and halfshaft product lines and interiors and closures product lines that are reported in discontinued operations. Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line was part of our Automotive Holdings Group segment. Refer to Note 5. Discontinued Operations to the consolidated financial statements for more information.

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

Additionally, as of December 31, 2007, Delphi transferred responsibility for certain product lines that are no longer considered non-core from the Company’s Automotive Holdings Group segment to the Powertrain Systems, Thermal Systems and Electronics and Safety segments to more directly correspond with management’s internal assessment of each segment’s operating results for purposes of making operating decisions. The reporting segment results and balance sheet data shown below have been reclassified to conform to current presentation for comparability with no effect on previously reported consolidated results of Delphi.

Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2007, 2006, and 2005 as well as balance sheet data for the periods ended December 31, 2007, 2006 and 2005.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
2007:	and Safety	Systems	Architecture	Systems	Group	and Other(a)	Total
	(in millions)

Net sales to GM and affiliates	$1,606	$1,563	$1,750	$1,355	$1,585	$442	$8,301
Net sales to other customers	3,179	3,607	4,038	937	1,172	1,049	13,982
Inter-segment net sales	250	493	180	120	189	(1,232)	—

Total net sales	$5,035	$5,663	$5,968	$2,412	$2,946	$259	$22,283

Depreciation & Amortization	$267	$266	$175	$61	$63	$82	$914
Long-lived asset impairment charges	$1	$13	$6	$—	$78	$—	$98
Operating income (loss) (b)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
Equity income (loss)	$1	$15	$(2)	$6	$(1)	$8	$27
Minority Interest	$(1)	$(28)	$(22)	$(3)	$—	$(9)	$(63)

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
2006:	and Safety	Systems	Architecture	Systems	Group	and Other(a)	Total
	(in millions)

Net sales to GM and affiliates	$1,587	$1,745	$1,772	$1,600	$2,031	$609	$9,344
Net sales to other customers	3,278	3,399	3,420	849	1,376	1,071	13,393
Inter-segment net sales	228	421	173	158	231	(1,211)	—

Total net sales	$5,093	$5,565	$5,365	$2,607	$3,638	$469	$22,737

Depreciation & Amortization	$268	$260	$175	$67	$100	$84	$954
Long-lived asset impairment charges	$4	$12	$1	$11	$144	$—	$172
Operating income (loss) (c)	$188	$(128)	$(110)	$(170)	$(488)	$(3,834)	$(4,542)
Equity income (loss)	$6	$10	$18	$(11)	$16	$5	$44
Minority Interest	$(6)	$(28)	$(17)	$9	$—	$8	$(34)

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
2005:	and Safety	Systems	Architecture	Systems	Group	and Other(a)	Total
	(in millions)

Net sales to GM and affiliates	$1,790	$2,022	$1,910	$1,700	$2,264	$810	$10,496
Net sales to other customers	3,249	3,152	3,195	725	1,206	1,371	12,898
Inter-segment net sales	280	523	205	151	307	(1,466)	—

Total net sales	$5,319	$5,697	$5,310	$2,576	$3,777	$715	$23,394

Depreciation & Amortization	$284	$280	$157	$93	$118	$78	$1,010
Long-lived asset impairment charges	$5	$9	$35	$23	$100	$—	$172
Goodwill impairment charges	$—	$368	$—	$—	$22	$—	$390
Operating income (loss) (d)	$154	$(514)	$248	$(160)	$(696)	$(1,009)	$(1,977)
Equity income	$3	$20	$16	$13	$12	$6	$70
Minority Interest	$(3)	$(21)	$(7)	$7	$—	$4	$(20)

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
Balance as of:	and Safety	Systems	Architecture	Systems	Group(e)	and Other(a)	Total
	(in millions)

December 31, 2007
Investment in affiliates	$46	$61	$130	$77	$50	$23	$387
Goodwill	$155	$—	$165	$—	$—	$77	$397
Capital expenditures	$161	$149	$182	$66	$3	$19	$580
Segment assets	$3,610	$3,450	$4,001	$1,288	$1,261	$57	$13,667
December 31, 2006
Investment in affiliates	$46	$54	$163	$76	$54	$16	$409
Goodwill	$143	$—	$161	$—	$—	$74	$378
Capital expenditures	$180	$157	$182	$25	$53	$25	$622
Segment assets	$3,701	$3,735	$3,822	$1,210	$1,833	$1,091	$15,392

(a)	Corporate and Other includes the elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs in the amount of $212 million in 2007 and $2,706 million in 2006 (Refer to Note 15. U.S. Employee Workforce Transition Programs). Corporate and Other also includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems. Additionally, Corporate and Other includes assets held for sale of $594 million and $1,220 million in relation to Segment assets for 2007 and 2006, respectively.

(b)	Includes charges recorded in 2007 related to long-lived asset impairments and costs associated with employee termination benefits and other exit costs with $37 million for Electronics & Safety, $68 million for Powertrain Systems, $138 million for Electrical/Electronic Architecture, $48 million for Thermal Systems, $317 million for Automotive Holdings Group and $30 million for Corporate and Other.

(c)	Includes charges recorded in 2006 related to long-lived asset impairments and costs associated with employee termination benefits and other exit costs with $22 million for Electronics & Safety, $70 million for Powertrain Systems, $83 million for Electrical/Electronic Architecture, $84 million for Thermal Systems, $171 million for Automotive Holdings Group and $11 million for Corporate and Other.

(d)	Includes charges recorded in 2005 related to long-lived asset and goodwill impairments, contractual costs of other than temporarily idled employees and costs associated with employee termination benefits and other exit costs with $19 million for Electronics & Safety, $412 million for Powertrain Systems, $78 million for Electrical/Electronic Architecture, $38 million for Thermal Systems, $155 million for Automotive Holdings Group and $112 million for Corporate and Other.

(e)	Includes assets held for sale of $126 million and $231 million in relation to Segment assets for 2007 and 2006, respectively.

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,
	2007				2006				2005
	Net Sales				Net Sales				Net Sales
		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property
	(dollars in millions)

North America	$6,782	$4,975	$11,757	$1,906	$8,040	$5,881	$13,921	$2,024	$9,223	$6,094	$15,317	$2,450
Europe, Middle East, & Africa	1,002	6,396	7,398	1,476	879	5,463	6,342	1,539	860	5,381	6,241	1,507
Asia Pacific	76	2,105	2,181	341	71	1,700	1,771	367	80	1,111	1,191	328
South America	441	506	947	140	354	349	703	136	333	312	645	128

Total	$8,301	$13,982	$22,283	$3,863	$9,344	$13,393	$22,737	$4,066	$10,496	$12,898	$23,394	$4,413

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

Delphi’s financial instruments include its Refinanced DIP Credit Facility, unsecured notes, junior subordinated notes, and other financing instruments. The fair value of these financial instruments is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price. As of December 31, 2007 and 2006, the total of these financial instruments was recorded at $5.9 billion and $5.8 billion, respectively, and had estimated fair values of $4.9 billion and $6.1 billion, respectively. For all other financial instruments recorded at December 31, 2007 and 2006, fair value approximates book value.

All derivative instruments are required to be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria. The fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates.

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

Delphi has foreign currency exchange exposure from buying and selling in currencies other than the local currencies of its operating units. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican Peso, Chinese Yuan (Renminbi), Euro, Polish Zloty, and Turkish New Lira. Delphi primarily utilizes forward exchange contracts with maturities of less than 24 months, which qualify as cash flow hedges.

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

Delphi did not have any interest rate instruments outstanding at December 31, 2007 or 2006.

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
	(in millions)

Current assets	$40	$73
Non-current assets	13	3

Total assets	$53	$76

Current liabilities	$24	$61
Non-current liabilities	—	—

Total liabilities	$24	$61

The fair value of financial instruments recorded as assets decreased from December 31, 2006 to December 31, 2007 primarily due to the decrease in copper rates and unfavorable foreign currency contracts. The fair value of financial instruments recorded as liabilities decreased from December 31, 2006 to December 31, 2007 primarily due to foreign currency hedges put in place at favorable rates, and a reduction in natural gas forward contracts.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of December 31, 2007, were $52 million pre-tax. Of this pre-tax total, a gain of approximately $39 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $14 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Net gains of $56 million after-tax and pre-tax and $12 million after-tax and pre-tax were included in OCI as of December 31, 2006 and 2005, respectively. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was $2 million for the year ended December 31, 2007 and $7 million for the year ended December 31, 2006. The amount included in cost of sales related to the time value of options was not significant in 2007, 2006, and 2005. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was less than $1 million in 2007 and $14 million in 2006.

23.	SUBSEQUENT EVENTS

Events have occurred subsequent to December 31, 2007 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. These events are listed below.

Bearings Product Line Sale

On January 15, 2008, the Debtors filed a motion in the Court seeking authority to enter into a sale and purchase agreement (the “Bearings Agreement”) with a wholly owned entity of Resilience Capital Partners, LLC, ND Acquisition Corp (“Resilience Capital”), for the sale of Delphi’s global bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code to dispose of the Bearings Business. Following completion of the bidding procedures process, a final sale hearing is scheduled for February 21, 2008.

24.	QUARTERLY DATA (UNAUDITED)

The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2007 and 2006. These amounts have been restated for discontinued operations.

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	(in millions, except per share amounts)

2007
Net sales	$5,682	$6,000	$5,279	$5,322	$22,283
Cost of sales	5,306	5,654	5,111	4,995	21,066

Gross profit (a)	$376	$346	$168	$327	$1,217

U.S employee workforce transition program charges	$(6)	$—	$197	$21	$212
Long lived asset impairment charges	$6	$34	$14	$44	$98
Securities and ERISA litigation charge	$—	$332	$21	$(10)	$343
Operating loss	$(215)	$(644)	$(663)	$(423)	$(1,945)

(Loss) income from continuing operations (b)	$(391)	$(808)	$(1,149)	$40	$(2,308)
Loss from discontinued operations, net of tax (c)	(142)	(13)	(20)	(582)	(757)

Net loss	$(533)	$(821)	$(1,169)	$(542)	$(3,065)

Basic and diluted (loss) income per share
Continuing operations	$(0.70)	$(1.44)	$(2.04)	$0.07	$(4.11)
Discontinued operations	(0.25)	(0.02)	(0.04)	(1.03)	(1.34)

Basic and diluted loss per share	$(0.95)	$(1.46)	$(2.08)	$(0.96)	$(5.45)

Cash dividends declared per share	$—	$—	$—	$—	$—

Common stock price
High	$3.86	$3.12	$2.59	$0.49	$3.86
Low	$2.25	$1.46	$0.44	$0.10	$0.10
2006
Net sales	$5,988	$6,024	$5,189	$5,536	$22,737
Cost of sales	5,618	5,647	5,296	5,405	21,966

Gross profit (loss) (a)	$370	$377	$(107)	$131	$771

U.S employee workforce transition program charges	$—	$1,775	$947	$(16)	$2,706
Long lived asset impairment charges	$—	$—	$13	$159	$172
Operating loss	$(223)	$(1,997)	$(1,657)	$(665)	$(4,542)

Loss from continuing operations	$(355)	$(2,158)	$(1,839)	$(789)	$(5,141)
Loss from discontinued operations, net of tax	(11)	(117)	(134)	(64)	(326)
Cumulative effect of accounting change	3	—	—	—	3

Net loss	$(363)	$(2,275)	$(1,973)	$(853)	$(5,464)

Basic and diluted loss per share
Continuing operations	$(0.64)	$(3.84)	$(3.27)	$(1.41)	$(9.16)
Discontinued operations	(0.02)	(0.21)	(0.24)	(0.11)	(0.58)
Cumulative effect of accounting change	0.01	—	—	—	0.01

Basic and diluted loss per share	$(0.65)	$(4.05)	$(3.51)	$(1.52)	$(9.73)

Cash dividends declared per share	$—	$—	$—	$—	$—

Common stock price
High	$1.02	$1.99	$1.88	$3.92	$3.92
Low	$0.03	$0.60	$1.07	$1.35	$0.03

a)	Gross profit is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, Depreciation and amortization, and Long-lived asset impairment charges).

b)	(Loss) income from continuing operations include a tax benefit of $703 million in the fourth quarter of 2007 related to credits in other comprehensive income. Refer to Note 8. Income Taxes for more information.

c)	Loss from discontinued operations is a charge of $595 million related to the assets held for sale for the Steering and Interiors and Closures Businesses, including the impact of curtailment loss on pension benefits for impacted employees.

DELPHI CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(in millions)

December 31, 2007:
Allowance for doubtful accounts	$144	$42	$—	$(43)	$143
Tax valuation allowance	$8,471	$1,364	$(66)	$(25)	$9,744

December 31, 2006:
Allowance for doubtful accounts	$122	$62	$—	$(40)	$144
Tax valuation allowance	$5,891	$2,609	$—	$(29)	$8,471

December 31, 2005:
Allowance for doubtful accounts	$83	$60	$—	$(21)	$122
Tax valuation allowance	$4,947	$981	$—	$(37)	$5,891

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our financial reporting process includes extensive procedures we undertake so that our published financial statements are presented in accordance with U.S. GAAP, notwithstanding the material weakness in internal controls over financial reporting and the resultant ineffectiveness of our disclosure controls and procedures. Management assessed our internal controls over financial reporting as of December 31, 2007, the end of our fiscal year, and specifically considered the material weaknesses identified and reported in connection with its 2006 assessment.

Changes in Internal Controls Resulting from Remediation Activities

During our 2006 assessment of internal controls over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we identified four material weaknesses. Our 2007 assessment specifically considered the results of our 2006 assessment and indicated that we remediated all but one of the previously identified material weaknesses. In addition, our 2007 assessment found no other additional material weaknesses. Below we have listed the status of each of the four material weaknesses identified in 2006, based on our 2007 assessment of internal controls over financial reporting.

2006 Material Weakness	Remediated: Yes/No

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
Yes
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
No
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
Yes
Demographic Data — We did not maintain adequate controls over records of employee and retiree demographic information used in determining certain employee benefits liabilities.	Yes

During 2007, management made progress in enhancing the Company’s control environment through improving the consistency of the operating effectiveness of existing internal controls and by implementing the following control activities, each of which was integral to remediating material weaknesses identified in 2006:

Global Implementation of Contract Accounting Review Policy. A formal policy to enhance the evaluation of financial accounting and reporting considerations of material contracts and subsequent amendments was implemented globally through the operations, finance, accounting and purchasing organizations. The policy focuses on the identification and communication to accounting staffs of material contracts containing non-standard terms. The policy also identifies certain transactions and arrangements that require an additional Corporate accounting review. Training was deployed world wide to almost 1,000 employees. We documented the accounting conclusions related to material contracts and arrangements as required by the policy.

Operating Segment Implementation of Tooling Policy. Operating segments implemented processes and controls to consistently comply with the Company’s tooling policy. Monitoring level controls such as tooling balance variance analysis and review of tooling aging reports were enhanced at the operating segment level and reviewed at the Corporate level on a quarterly basis. Tooling policy training was also provided to global finance and accounting organizations during accounting policy training sessions.

Deployment of Fixed Asset Accounting Controls. Operating segments implemented controls to consistently comply with the Company’s accounting policies regarding asset disposals and construction-work-in-process balances. Additional monitoring level controls were enhanced at the operating segment level over the accounting for construction-work-in-process balances and are reviewed at a Corporate level on a quarterly basis. Asset disposal and construction-work-in-process policies training was also provided to global finance and accounting organizations during accounting policy training sessions.

Implementation of Demographic Data Reconciliation Process. The Company improved the census data testing, review and reconciliations over employee and retiree demographic data to ensure that actuarial valuations of our pension and post-retirement benefits plans were complete and accurate.

Management’s 2007 assessment identified the following material weakness as of December 31, 2007:

Inventory Accounting Adjustments — Controls to determine that adjustments to inventory quantities are made in the appropriate period and to capture, analyze and record inventory manufacturing variances did not operate with sufficient timeliness and precision to enable recognition of material adjustments to inventory balances in the proper period. Specifically, we did not fully implement the new enterprise software solution as intended within our Electrical/Electronic Architecture segment. Therefore a significant portion of the segment’s inventory continued to be processed in our legacy inventory system which lacks a timely perpetual inventory record. Additionally, in those locations where we implemented our new enterprise software solution implementation, controls related to data and process conversion and end user readiness have not functioned as designed. As a result of these situations, it is possible that material misstatements related to the carrying value of inventories, cost of goods sold and related disclosures could occur and not be prevented or detected.

Ongoing Remediation Activities

We remain focused on enhancing the efficiency and effectiveness of our overall control structure, and have adopted a continuous improvement program centered on the following areas:

Enhancement of Key Monitoring Controls. In 2006, each operating segment implemented a series of key monitoring controls. These key controls focus on significant aspects of the financial statement closing process and were enhanced in 2007 to include variance analysis of balance sheet accounts, including tooling and construction-work-in-process balances. Corporate personnel review the operating segments’ execution of these monitoring controls at quarterly post-close meetings with the Chief Accounting Officer (the “CAO”).

Further Training on Accounting Policies. The CAO’s staff continued to provide training and policy guidance to the global finance and accounting staff in training sessions held in Europe and the Asia Pacific region. The training covered the Company’s accounting policies including those related to tooling, disposals and construction-work-in-process. The Company will continue to hold accounting policy training courses.

Additional Hiring of Personnel with Experience in the Application of U.S. GAAP. The Company has continued to add qualified and experienced certified public accountants, or staff with equivalent certifications, on a global basis.

Use of Physical Inventories. In order to compensate for our continuing material weaknesses relating to inventory accounting adjustments, the Company implemented a series of physical inventories and other procedures expected to continue through 2008 at the Company’s Electrical/Electronic Architecture segment’s operations to ensure proper year-end inventory carrying values.

We continue to implement our remediation plans to address the material weakness outstanding at December 31, 2007 throughout 2008. Specifically, we are:

•	Continuing to implement an enterprise software solution within our Electrical/Electronic Architecture segment operations to replace a legacy system lacking an integrated perpetual inventory accounting system.

•	Enhancing implementation controls for data migration and end user readiness related to conversions to our enterprise software solution.

Other Changes in Internal Control over Financial Reporting

As presented in “Note 2 Transformation Plan and Chapter 11 Bankruptcy” to the consolidated financial statements, and because of the inherent nature of the chapter 11 reorganization process and the execution of the transformation plan including divestures, along with the changing of business processes and organizational structures to streamline operations, reduce administrative burden and costs, and resolve our legacy liabilities as we seek to transform our business, our control environment will change and we must continuously adapt our control framework. As new processes are implemented and existing ones change, additional risks may arise that are not currently contemplated by our existing internal control framework. Although management will continue to monitor the chapter 11 restructuring process and the execution of the transformation plan for control activities outside its normal control framework and seek to adapt its control framework to newly identified risks, we cannot assure we will be successful in identifying and addressing such risks in a timely manner.

We continue the deployment of an enterprise software solution to replace legacy software systems in our businesses at various global locations. Additionally, we are migrating the Company’s global fixed asset ledger to our enterprise software solution. We expect this deployment will continue through 2008 and beyond.

As the Company continues to divest of certain non-core businesses we cannot assure that we will successfully identify and address those risks related to system, business and transaction process separation.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names, ages and other positions with Delphi Corporation (“Delphi” or the “Company”), if any, as of February 19, 2008 of each director are listed below.

Name	Age	Position	Term

Robert S. Miller	66	Executive Chairman	Since 2005
Rodney O’Neal	54	President & CEO	Since 2005
Oscar de Paula Bernardes Neto	61	Director	Since 1999
Robert H. Brust	64	Director	Since 2001
John D. Englar	61	Director	Since 2006
David N. Farr	53	Director	Since 2002
Raymond J. Milchovich	58	Director	Since 2005
Craig G. Naylor	59	Director	Since 2005
John D. Opie	70	Director	Since 1999
John H. Walker	50	Director	Since 2005
Martin E. Welch	59	Director	Since 2006

Mr. Miller was named executive chairman of Delphi Corporation in January 2007. Mr. Miller previously served as chairman and chief executive officer of Delphi Corporation from July 1, 2005. Prior to joining Delphi, Mr. Miller had been non-executive chairman of Federal-Mogul Corporation, a global automotive component supplier, from January 2004 until June 2005. Mr. Miller served in various positions with Federal-Mogul since 1993, including a previous term as non-executive chairman from January to October 2001, and three times in a transition role as chief executive officer in 1996, again in 2000 and again from July 2004 until February 2005. From September 2001 until December 2003, Mr. Miller was the chairman and chief executive officer of Bethlehem Steel Corporation, a steel manufacturing company.
Other Directorships: United Airlines Corporation and Symantec Corporation

Mr. O’Neal became president and chief executive officer of Delphi Corporation in January 2007. He was president and chief operating officer of Delphi Corporation from January 7, 2005. Prior to that position, Mr. O’Neal served as president of Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. He is a member of the Executive Leadership Council.
Other Directorships: Goodyear Tire & Rubber Company and Sprint Nextel Corporation

Mr. Bernardes is the senior partner of LID Group and of Integra Associados Assessoria e Consultoria. He was chief executive officer of Bunge International from 1996 to 1999. Before joining Bunge, Mr. Bernardes was a senior partner with Booz Allen & Hamilton, an international consulting firm. He also has over 15 years of consulting experience, including several projects related to the automotive industry in South America. Mr. Bernardes is a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors. He is also a member of the Advisory Board of Booz Allen & Hamilton do Brasil, Alcoa Brasil and Veirano Associados.
Other Directorships: Bunge Brasil S.A., Gerdau S.A., Johnson Electric Holdings Ltd., Companhia Suzano de Papel e Celulose, and Sao Paulo Alpargatas S/A

Mr. Brust retired from his position as executive vice president and chief financial officer of Eastman Kodak Company in February 2007, having served in that position since January 2000. Prior to joining Eastman Kodak Company, Mr. Brust was senior vice president and chief financial officer of Unisys

Corporation. He joined Unisys Corporation in 1997, where he directed the company’s financial organization, including treasury, control, tax, information systems, mergers and acquisitions, strategy, procurement, and investor relations. Before joining Unisys Corporation, he spent 31 years at General Electric Company in various capacities, including chief financial officer of its Plastics Division. Mr. Brust is Chairman of the Audit Committee of Delphi’s Board of Directors.
Other Directorships: Applied Materials and Covidien Ltd.

Mr. Englar was appointed Distinguished Practioner in Residence at the Elon University School of Law in Greensboro, North Carolina in December 2007. Previously, he was an executive in residence for Duke University, Fuqua School of Business, in Durham, North Carolina since January 2004 until December 2007, and The Bryan School of Business of the University of North Carolina, Greensboro, North Carolina since January 2006. Until November 2003, Mr. Englar was senior vice president, Corporate Development and Law with Burlington Industries, Inc. and also served as a director of Burlington from 1990 to 2003 and chaired its Investment Committee. In his 25-year career with Burlington, he held several critical executive leadership positions including chief financial officer, chief investment officer and general counsel. From 1972 to 1978, he was an attorney with Davis Polk & Wardwell in Paris and New York. Mr. Englar is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors. He is also a member of the Duke CIBER Advisory Council.

Mr. Farr, is the chairman, chief executive officer and president of Emerson Electric Co., having been named chief executive officer in October 2000 and elected to the position of chairman of the board of directors in September 2004. He joined Emerson in 1981. Mr. Farr is a member of the Business Council and the Civic Progress Group of St. Louis, Missouri. He is also a member of the Greater St. Louis United Way Board and the Municipal Theatre Association of St. Louis. Mr. Farr is Chairman of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
Other Directorship: Emerson Electric Co.

Mr. Milchovich has been chairman and chief executive officer since October 2001 and was president from October 2001 until January 2007 of Foster Wheeler Ltd., a publicly traded global engineering and construction company serving energy-related markets. Before joining Foster Wheeler Ltd., he was the chairman, chief executive officer and president of Kaiser Aluminum Corporation and its subsidiary, Kaiser Aluminum & Chemical Corporation, where he held various management positions after joining the company in 1980. Mr. Milchovich is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
Other Directorships: Foster Wheeler Ltd.

Mr. Naylor retired in December 2006 from E.I. du Pont de Nemours and Company, where he served in various capacities since joining in 1970. He most recently served as group vice president, Dupont Electronic & Communication Technologies, which position he held from March 2004. Previously, Mr. Naylor served as group vice president, Asia Pacific from January 2004, as group vice president DuPont Performance Materials from 2002 to 2004, and as group vice president and general manager of Engineering Polymers, Fluoroproducts and Packaging & Industrial Polymers from 2000 to 2002. Mr. Naylor is Chairman of the Compensation and Executive Development Committee of Delphi’s Board of Directors.

Mr. Opie is the former vice chairman of the board of directors and executive officer for General Electric Company, retiring from General Electric and the General Electric board of directors in May 2000. He had been associated with General Electric Company since 1961 in numerous management positions, including vice president of the Lexan and Specialty Plastics Divisions, president of the Distribution Equipment Business Division and president of General Electric Company’s Lighting Business from 1986 to 1995. He is also a Life Trustee of Michigan Tech. University. Mr. Opie is Lead Independent Director and is a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.

Mr. Walker was named chief executive officer of Global Brass and Copper, Inc. (“GBC”) in November 2007. GBC recently acquired the worldwide metals business of Olin Corporation. Previously, he served as president and chief executive officer of The Boler Company, which operates under the name Hendrickson International, from August 2003 until September 2006. Hendrickson International is a global independent provider of truck and trailer suspensions. From March 2000 to August 2003, he was chief executive officer, president and chief operating officer of Weirton Steel Corporation. Mr. Walker was also with the consulting firm McKinsey & Company in the mid-1980s. Mr. Walker is a member of the Audit Committee of Delphi’s Board of Directors.
Other Directorships: United Airlines Corporation and Nucor Corporation

Mr. Welch is the executive vice president and chief financial officer of United Rentals, Inc., a global equipment rental company, having previously served as interim chief financial officer from September 2005 until March 2006. Mr. Welch was a director and business advisor to the private equity firm, York Management Services from 2002 to 2005. He joined Kmart Corporation as chief financial officer in 1995 and served in that capacity until 2001. From 1991 until 1995, Mr. Welch served as chief financial officer for Federal-Mogul Corporation; from 1981 to 1991 he held various finance positions at Chrysler Corporation, including chief financial officer for Chrysler Canada. He began his career in 1970 at Arthur Young (now Ernst & Young) and is a certified public accountant. He is a member of the Board of Trustees of the University of Detroit Mercy. Mr. Welch is a member of the Audit Committee of Delphi’s Board of Directors.
Other Directorships: Northern Reflections Ltd.

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

Mr. Milchovich was the former chairman, chief executive officer, and president of Kaiser Aluminum Corporation from December 1999 to October 2001. Kaiser Aluminum Corporation commenced a voluntary petition under chapter 11 of the United States Bankruptcy Code on February 12, 2002.

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

Mr. Welch was the executive vice president and chief financial officer of Kmart Corporation from 2000 to 2001, and was senior vice president and chief financial officer of Oxford Automotive, Inc. from May 2003 to June 2004. Kmart Corporate commenced a voluntary petition under chapter 11 of the United States Bankruptcy Code on January 22, 2002. Oxford Automotive, Inc. commenced a voluntary petition under chapter 11 of the United States Bankruptcy Code on December 7, 2004.

SECTION 16(b) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of filings, all persons subject to the reporting requirements of Section 16(b) filed the required reports on a timely basis for the fiscal year ended 2007.

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

NOMINATION TO BOARD OF DIRECTORS

The Corporate Governance and Public Issues Committee of the Board of Directors considers stockholder suggestions for nominees for directors. There have been no changes in the procedures by which shareholders may recommend nominees to the Board of Directors. However, during the pendency of the Company’s chapter 11 cases, the Company has not held an annual meeting of shareholders to elect directors and does not expect to do so prior to emergence from chapter 11.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Delphi continues to maintain the Audit Committee of the Board of Directors as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange. During 2007, the Audit Committee was composed of three individuals, including the Chairman, Robert H. Brust, John H. Walker and Martin E. Welch, each of whom is independent as that term is used in Section 10A(m)(3) of the Exchange Act. The Board of Directors has determined that Mr. Brust is an audit committee financial expert as defined in Section 3(a)(58) of the Exchange Act and the related rules of the Commission. In addition, the Board of Directors has determined that Messrs. Walker and Welch each have significant experience in reviewing, understanding and evaluating financial statements and is financially literate, as such term has been defined by the listing standards of the New York Stock Exchange. The Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com).

Although Mr. Walker meets the independence standards as set forth in Section 10A(m)(3) of the Exchange Act applicable to directors serving on an audit committee, Mr. Walker ceased to meet the independence requirements set forth in the listing standards of the New York Stock Exchange when he became the Chief Executive Officer of Global Brass and Copper, Inc., the successor to the worldwide metals business of Olin Corporation, in late November 2007. Throughout 2007, Delphi’s purchases of metals from Olin Corporation exceeded 2% of Olin Corporation’s 2007 annual revenues, which is in excess of the threshold contained in the New York Stock Exchange’s listing standards and in Delphi’s corporate governance guidelines. Although Mr. Walker ceased to meet such independence requirements, Delphi’s Board of Directors determined that such relationship does not prevent Mr. Walker from exercising his independent judgment with respect to matters addressed by the Audit Committee, provided he recuses himself from decisions on any matter involving his employer and further determined that it was in the best interests of Delphi that Mr. Walker continue his service on the Audit Committee until Delphi’s emergence from chapter 11 proceedings, at which time it is expected that a new board of directors will be elected.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a narrative on Delphi’s compensation for our named executive officers and should be read in conjunction with the compensation tables and related narrative descriptions in this Item 11.

The Compensation and Executive Development Committee (the “Compensation Committee”) of our Board of Directors, in accordance with its written charter, oversees all aspects of Delphi’s director, officer and other executive compensation policies, including executive benefits. The Compensation Committee also approves the individual compensation of the executive officers (including the named executive officers) as well as other members of the Delphi Strategy Board (the “DSB”) and non-DSB officers who are subject to Section 16 of the Securities Exchange Act of 1934. See Part I “Supplementary Item” for a list of Delphi’s executive officers. As discussed below, the Compensation Committee establishes annual and long-term performance goals under Delphi’s incentive compensation plans and oversees an annual review and evaluation of corporate and individual performance of each executive officer, including the chief executive officer and other named executive officers. For the purposes of this discussion, the following definitions are provided:

•	Named Executive Officers — the Chief Executive Officer, Chief Financial Officer and three next most highly compensated officers. For a list of Delphi’s named executive officers for 2007, please refer to the individuals identified in the Summary Compensation Table below.

•	Executive Officers — those officers who the Board of Directors determined meet the criteria of Rule 3b-7 to the Securities and Exchange Act of 1934, as amended, because they are either in charge of one of Delphi’s principal business units or perform a key policy making function. For a list of Delphi’s executive officers, see Part I, “Supplementary Item” in this Annual Report on Form 10-K. Any reference to Executive Officers in this Item 11 includes the Named Executive Officers.

•	Delphi Strategy Board (DSB) — approximately 22 executives comprising Delphi’s officer group (Corporate Vice Presidents and above) which includes the Executive Officers as well as the functional and staff heads of various Corporate functions.

•	Non-DSB executives — approximately 540 global executives who are eligible for compensation under Delphi’s Executive Compensation and Benefit programs.

•	Executives — the combined Delphi Strategy Board and non-DSB executives, approximately 562 executives.

Since Delphi’s inception, the Compensation Committee has retained an independent outside consultant to advise it on compensation and benefits issues. The Compensation Committee has full discretion to retain or terminate the consulting relationship and to approve the consultant’s fees and terms of engagement. The authority of the Compensation Committee to engage consultants is formally documented in the committee’s written charter which was adopted in 2002. Since 2005, the Compensation Committee has engaged Watson Wyatt Worldwide to conduct reviews of Delphi’s compensation structure, both for the company as a whole and for the DSB, and to compare the structure with current market trends. Watson Wyatt’s review is discussed in more detail below.

Throughout 2007, Mark R. Weber, in his capacity as Executive Vice President Global Business Services, was the liaison between Delphi’s management and the Compensation Committee. As such, Mr. Weber was responsible for providing management input on proposals and discussions undertaken by the Compensation Committee and its consultant. He has no approval or voting authority. Mr. Weber and his staff assist the consultants from Watson Wyatt with the preparation of any analysis or study requested by the Compensation Committee to facilitate the fulfillment of the Compensation Committee’s fiduciary obligations with respect to compensation matters.

Compensation Philosophy and Objectives

The Compensation Committee is committed to providing a total compensation program that supports Delphi’s business and people strategies and balances the interests of Delphi’s stockholders and other stakeholders, including all employees. Our compensation structure is defined as:

—	Total Direct Compensation: base salary, short-term incentive opportunities and long-term incentive opportunities

—	Total Compensation: total direct compensation plus retirement programs, perquisites and any other aspects of pay

Objectives. The Compensation Committee’s overall objectives regarding compensation for the Company’s executives are to:

•	Provide a target total reward opportunity sufficient to attract and retain high-caliber executives who can effectively manage Delphi’s complex global businesses, taking into account the competitive marketplace as well as each executive’s experience and performance. In general, this involves developing and adjusting, in conjunction with the Compensation Committee’s independent compensation consultant, a target pay structure that provides median total direct compensation at planned levels of performance and total compensation opportunities above the median when Delphi achieves performance that exceeds the targeted plan. To the extent possible, market comparisons of the total direct compensation of the DSB are made to proxy data from a comparable group of large diversified companies as well as to manufacturing and auto industry survey data. Market comparisons for non-DSB executives are made to survey data only.

•	Link the majority of each executive’s total compensation opportunity to performance-based incentives, annual financial and strategic goals and the creation of sustainable stockholder value consistent with Delphi’s long-term strategic goals.

•	Align Delphi executives’ interests with those of its stockholders by making equity-based incentives a core element of our executives’ compensation and requiring that they retain a meaningful amount of equity during their tenure.

•	Provide significant reward for achievement of superior individual performance which can result in differentiated compensation among executives with similar levels of responsibilities based on individual performance.

•	Provide flexibility to make other appropriate adjustments in targets and awards in light of the cyclical nature of Delphi’s businesses in recognition of the need to manage for value throughout the business cycle.

Reward Philosophy. The Compensation Committee believes achievements in the following areas should be rewarded, and that the Delphi compensation programs are customized to recognize company and individual performance and contribution toward achieving superior performance against objectives in these areas.

•	Financial — the Compensation Committee focuses on financial goals that it believes are primary indicators of whether the company and its business units are achieving their annual and long-term business strategies and objectives.

•	Customer/Operational — the Compensation Committee evaluates customer-important operating metrics such as quality, delivery, and product launch performance as well as internal measures of efficiency such as manufacturing, engineering and safety performance.

•	People — the Compensation Committee periodically assesses and evaluates Delphi’s top executives’ leadership attributes, including development of people, ethical conduct and development of a diverse global workforce.

Elements of Compensation. Since Delphi has been in chapter 11 proceedings, our general compensation program has been modified as described under “The Design of the 2007 Compensation” section below. The 2007 program is derived from our general compensation program which consists of the following integrated components of our executives’ total compensation.

Total Direct Compensation

•	Base Salary — The Compensation Committee seeks to provide executives with salaries commensurate with their responsibilities, tenure, experience and performance, taking into account the demands of the competitive marketplace.

•	Short-term Incentive — Awards under this plan provide a direct link between executive compensation and the annual performance of the company with each executive. A target incentive pool will be created for each performance period based on achievement of financial or operational metrics selected from time to time by the board of directors. Each executive receives a fixed award opportunity consistent with competitive data which varies by level of management responsibilities. The award is earned based first on the company and the executive’s division (if applicable) achieving specific financial goals and second on an assessment of the executive’s performance for the performance period. That assessment can result in the award being reduced to zero or increased to a specified maximum of an executive’s target opportunity.

•	Long-term Incentive (LTI) — Awards under the long-term plan align the economic interests of executives and stockholders and are designed to encourage achievement of Delphi’s long-term strategic objectives.

Each DSB executive receives an annual LTI award opportunity each year consistent with competitive data, adjusted from time to time for his or her performance, leadership potential and contribution as well as changes in such data.

Each non-DSB executive receives a fixed LTI award opportunity consistent with competitive data, with the opportunity varying by level of management responsibility.

The Compensation Committee has used and expects to continue to use a variety of LTI award vehicles. These include stock options, cash or stock-settled stock appreciation rights, restricted stock or units, performance shares or units, or cash awards. The Committee also intends to make long-term incentive awards at approximately the same time each year to focus executives on the importance of creating long-term shareholder value. Due to our Chapter 11 Filings, the Compensation Committee did not grant any new LTI awards in 2006 and 2007.

Other Pay Elements Included in Total Compensation

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

•	Retirement Benefits — Executive retirement benefits are an important tool used by the Compensation Committee in achieving overall compensation objectives because they provide a financial security component and promote retention. The Compensation Committee intends for Delphi’s supplemental executive retirement program as well as the total amount of retirement benefits paid under all applicable retirement programs, including defined benefit and contribution programs currently applicable to all salaried employees, to be competitive and for salaried employees and executives to bear a portion of the responsibility for funding their retirement benefits. Consistent with this philosophy, Delphi has determined to freeze its existing qualified and non-qualified defined benefit plans and will replace such plans with qualified and non-qualified defined contribution plans upon its emergence from chapter 11.

•	Perquisites — Perquisites and related benefits are consistent with the Compensation Committee’s overall compensation objectives because they ensure competitiveness at the top executive level. The Compensation Committee, however, believes that any perquisites should be modest, reasonable in terms of cost and aligned with business needs. Executives, depending on level, may receive some or all of the following perquisites while employed: a company-leased car or car allowance, financial planning services, supplemental life and umbrella liability insurance coverage and home security. These perquisites cease in the year of retirement or separation of the executive.

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

The Compensation Committee developed a strategy position paper outlining a proposed framework for the Company’s executive compensation programs consistent with its philosophy described above to take effect after the Company emerges from chapter 11. In addition, the Compensation Committee has designed, based upon consultation with expert external consultants and advisors, a competitively benchmarked executive compensation program for the Company on a post-emergence basis. The framework and program were considered and agreed to by the Plan Investors and are described in the Company’s disclosure statement, plan, and plan exhibits filed with the Court on October 29, 2007, each as subsequently amended as required on November 16 and December 28, 2007 and January 25, 2008. As part of its confirmation order entered on January 25, 2008, the Court approved proposed emergence cash and equity awards and a management compensation plan to take effect post-emergence consisting of forms of employment and change in control agreements, short-term and long-term incentive compensation plans and a supplemental executive retirement program (the “Management Compensation Plan”). For more information regarding the Management Compensation Plan, which takes effect upon the effective date of Delphi’s reorganization under chapter 11, see the description under items 1.01 and 5.02 of our current report on Form 8K, dated January 30, 2008, and the related exhibits.

Performance Management. Each executive’s performance for the year is assessed under Delphi’s performance system. The assessment affects any merit increases in salary, the payment of short-term incentive awards and the amount of any long-term incentive awards, as discussed in more detail in the “Elements of In-Service Compensation” section below. Indicated below is the person(s), including the Compensation Committee, responsible for each executive’s performance review:

— Executive Chairman — by the Compensation Committee, with the input of the Board of Directors

— CEO — by the Compensation Committee with input from the Board of Directors

—	Each DSB Member — by the CEO, subject to the review and approval of the Compensation Committee

—	Non-DSB Executives — by their direct supervisors, subject to the review and approval of the DSB officer to whom such executive ultimately reports. A non-DSB executive who is subject to Section 16 of the Securities Exchange Act of 1934 also has his or her compensation reviewed, and in the case of equity awards, approved by the Compensation Committee.

Design of 2007 Compensation Programs

Due to the continuation of our chapter 11 cases, our compensation program for our executives was not changed from 2006 and awards to executives employed by Delphi or its affiliated Debtors were subject to Court approval.

The design of the compensation program during bankruptcy was built on four fundamental premises:

•	Align executive incentives with the interests of the company’s stakeholders while recognizing that existing equity-based incentive award programs are not an appropriate vehicle during reorganization proceedings;

•	Provide competitive pay opportunities to the executives;

•	Maintain the total cost of any compensation program in line with peer companies as well as benchmarked companies who have filed bankruptcy; and

•	Provide incentive-based compensation to reward performance versus retention.

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

The review was conducted to help the Compensation Committee determine if any changes to the elements of our basic compensation structure or to the compensation package of an individual officer should be considered and to provide recommendations as to the design of Delphi’s compensation programs during bankruptcy. The study resulted in the Key Employee Compensation Program (“KECP”) which was filed with the Court in October 2005. The various elements of the program are subject to review and analysis by the Unsecured Creditors Committee appointed by the U.S. Trustee (the “UCC”) and its retained professional compensation consultant. The design recommendations were also subject to Court approval.

In developing the KECP, we analyzed available 2005 proxy data for a defined peer group to evaluate the total direct compensation of our DSB members including the named executive officers as well as consultant survey data for comparable executive positions to evaluate the total direct compensation of our non-DSB executives. The peer group for the KECP analysis consisted of the following 24 companies: International Business Machines; Hewlett-Packard Co.; Verizon Communications, Inc.; Altria Group Inc.; Pfizer Inc.; Proctor & Gamble Co.; Johnson & Johnson; Dow Chemical; United Technologies Corp.; Intel Corp.; Kraft Foods Inc.; Motorola Inc.; AT&T Corp.; Caterpillar Inc.; Pepsico Inc.; Du Pont (E.I.) De Nemours; Johnson Controls Inc.; Honeywell International Inc.; International Paper Company; Coca-Cola Co.; Raytheon Co; 3M Co.; Visteon Corp.; and Kimberly-Clark Co. These peer companies are Fortune 500 firms that are our direct competitors, competitors for executive talent as defined by hiring and attrition data or on average have comparable size and/or revenue to Delphi. We then assess the competitiveness of our target direct compensation structure by comparing it to the median results of both the peer study and consultant survey data and determine if any changes are appropriate. Our Compensation Committee periodically reviews the peer group for applicability, and in 2007 as part of its review and development of the Management Compensation Plan to take effect post-emergence, slightly modified and shortened the peer group for a better alignment to our post-emergence company profile.

Delphi also conducts an annual internal review of each individual officer’s status and performance. Newly elected officers are generally compensated at levels lower than our experienced officers and must meet or exceed performance expectations to grow into our experienced officer pay levels. If an officer is hired from outside of Delphi, competitive market conditions at the time of hiring also influence the individual’s initial compensation package.

The KECP is based on the pre-chapter 11 total direct compensation structure. The KECP was intended to replace some but not all of the compensation opportunities that the executives could lose as a result of the Chapter 11 Filing. Base salaries were not changed under the KECP, however, DSB members who were officers prior to the Company’s filing for chapter 11, including Messrs. O’Neal, Weber, Hachey and Bertrand, agreed to voluntarily waive a portion of their base pay during 2006 and 2007. Messrs. Weber, Hachey and Bertrand agreed to waive receipt of 10% of their annual salary and Mr. O’Neal agreed to waive 20% of his annual salary. The Court approved the revised annual short-term incentive plan portion of the KECP for each of the periods January 1 through June 30, 2006, July 1 through December 31, 2006, January 1 through June 30, 2007 and July 1 through December 31, 2007. Lastly, Delphi agreed to not issue any new equity grants while in chapter 11, therefore no new equity awards were granted in 2006 or 2007.

Elements of In-Service Compensation

Our 2007 total direct compensation continues to consist of base salary and a short-term incentive plan which provides cash payments based on the satisfaction of semi-annual performance objectives. While no long-term incentive grants were provided in 2007 as a result of the bankruptcy, the Court has approved an executive emergence award that will consist of a cash and equity component and be granted at the time of our emergence from chapter 11; see “Elements of In-Service Compensation — Long-Term Incentives” below.

Our objective is to continue to provide our executives with a competitive mix of compensation that rewards the attainment of short-term business goals as well as motivate our executives to attain our longer-term strategic goals. Another objective is to have a significant amount of total compensation at risk with the percentage of compensation at risk increasing with level of management responsibility. The at-risk portion of Delphi’s executive compensation during 2007 ranges from 35%-85% of total direct compensation depending on executive level. For the named executive officers, the at-risk portion was approximately, on average, 80% percent of total compensation. Post-emergence total direct compensation opportunities for executive officers are approximately at median competitive levels due to minimal changes to our base salary structure and short-term incentive targets and a decrease in the available long-term target opportunity as compared to our programs in place prior to our chapter 11 proceedings.

Although we do consider the accounting and tax implications of our compensation programs, including whether our incentive compensation awards qualify as performance-based compensation exempt from the limitation on the deductibility of payments in excess of $1,000,000, such considerations do not determine the mix or overall level of compensation.

Base compensation. Base salary for the DSB executives, excluding the voluntary pay waiver, is on average approaching the fourth quartile (top) of the peer companies. This pay level is a result of several factors including historical changes to the targeted pay, relatively high experience level of our incumbent officer group (average more than five years as an officer) and the change of peer companies over time to reflect the appropriate industry, size and revenue comparators. As noted above, due to the continuation of our chapter 11 cases, the compensation structure approved at the time of the KECP was carried over into 2007. No changes were made to base salary. The last general merit increase for members of the DSB was in January 2005 and included Messrs. Weber, Hachey and Bertrand. Mr. O’Neal’s last base salary increase was in January 2007 upon his promotion to president and chief executive officer. Mr. Dellinger was hired in October 2005 and has not yet been considered for a merit increase. The Management Compensation Plan provides for base salaries that continue the base salary adjustment of 10% for Messrs. Weber, Hachey and Bertrand which brings base salary for these individuals closer to the median of our peer companies, particularly since the peer comparisons are based on 2006 data and the data has not been aged to reflect likely 2008 comparisons. Annual base salary for Mr. O’Neal is to be set forth in an employment agreement to be entered into upon our emergence from chapter 11, and is currently anticipated to be $1.5 million.

Revised Short-term Incentive Plan. Prior to our Chapter 11 Filings and implementation of the KECP, our executives were eligible for annual cash short-term incentives granted under the Annual Incentive Plan (“AIP”). Delphi establishes fixed incentive targets by executive level for participants in the AIP. The amounts do not fluctuate with base salary. As a result, the level of a particular incentive target as a percentage of compensation may vary over time. For DSB members, these targets are based on competitive data from the peer companies and appropriate survey data. For all other executives, the targets are set solely by reference to competitive survey data.

The Revised Annual Incentive Plan (the “Revised AIP”), adopted as part of the KECP, is based on and is intended to serve as a substitute for the AIP with modifications to incorporate financial performance and time periods more appropriate for a company in chapter 11. Under the AIP, all executives were rewarded for performance within a specified period, generally the calendar year, and awards were typically determined based on Delphi’s overall annual earnings performance. The most significant changes in the Revised AIP from the AIP are: a six-month performance period, a variant of earnings focusing on cash flow as the performance metric and the inclusion of a separate component based upon individual division performance. Each of these items is discussed below.

The performance period for the Revised AIP is a six-month period. The court approved two measurement cycles in 2007: January 2007 through June 2007 and July 2007 through December 2007. The abbreviated period allows for the establishment of performance targets based on more reliable forecasts of Company performance and that represent the appropriate level of risk.

The performance target at the corporate level is EBITDAR-UG. EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and restructuring charges and measures our core earnings. It is a typical performance metric used in compensation plans for other chapter 11 companies as well as those undergoing a restructuring or who are in financial distress. We also adjust for any immediate earnings impact as a result of negotiated changes in agreements with Delphi’s unions (“U”) or contributions to the restructuring by General Motors (“G”). The target EBITDAR-UG is derived from our business plan that was reviewed by the Board of Directors. The Court approved an EBITDAR-UG target for the January — June 2007 performance period of $124.1 million, and for the July — December 2007 performance period of $443.1 million. All executives at the corporate level, including Messrs. O’Neal, Dellinger and Weber, will have 100% of their performance opportunity based on Delphi’s EBITDAR-UG performance.

In addition, the Revised AIP includes an independent division performance factor for those executives, including executive officers employed at our operating divisions. The metric is independent of the corporate metric and could generate a short-term incentive payment even if the corporate metric did not. This tightens the connection between individual performance and short-term incentive payments by ensuring that an executive in a division not meeting performance minimums will not earn a full short-term incentive based on the performance of other divisions. Since earnings are not forecasted at the division level, the division’s operating income was substituted while all other items remained the same (“OI” is substituted for the “E” in the EBITDAR-UG metric). The metric used was therefore OIBITDAR-UG. The targets were derived from the divisional forecasts included in the business plan approved by the Board of Directors. For executive officers employed at our divisions, including Mr. Hachey as President of Delphi’s Powertrain Division and Mr. Bertrand as President of Delphi’s Automotive Holdings Group Division, 50% of their award was based on their division performance and the remaining 50% of the award was based on the corporate EBITDAR-UG metric. Mr. Hachey’s division target OIBITDAR-UG was $124.7 million for the first six-month performance period and $123.8 million for the second six-month performance period. Mr. Bertrand’s division target OIBITDAR-UG was negative $140.4 million for the first six-month performance period and negative $134.4 million for the second six-month performance period.

Pursuant to an order of the Court, 100% of the target performance must be achieved in order for an executive to receive an award under the Revised AIP. The Revised AIP, as approved by the Court, also specifies the performance level that pays out the maximum incentive awards. If the performance level exceeds the maximum, the payout opportunity will be capped at the maximum level. The program design for our non-DSB executives provides for up to 200% of target payout if certain levels of EBITDAR-UG and OIBITDAR-UG are achieved, however, payouts to our DSB executives including NEOs are capped at 150% of their target awards.

For the first six-month performance period of 2007, the maximum EBITDAR-UG target was established at $545.1 million to achieve the DSB maximum payout of 150%. For the second six-month performance period, the maximum EBITDAR-UG target was established at $864.1 million to achieve the DSB maximum payout of 150%. Mr. Hachey’s (Powertrain) and Mr. Bertrand’s (Automotive Holdings Group) division’s maximum OIBITDAR-UG which achieved the 150% DSB payout was $211.95 million and negative $63.0 million, respectively, for the first six-month performance period and $212.3 million and negative $64.7 million, respectively, for the second six-month performance period.

Even if the performance targets described above are met, payment of incentive compensation is not guaranteed. Each of our executives must maintain an acceptable level of performance and contribution, and each executive is evaluated as described in the “Compensation Philosophy and Objectives — Performance Management” section. In connection with such individual review, an executive may be deemed ineligible for an incentive payment or the payment may be adjusted within a range of 0% to 200% (150% for DSB members) of the target award opportunity. Any increases to one individual’s award must be offset by a decrease to another individual’s award so that the actual award dollars do not exceed the generated fund dollars.

The Revised AIP includes a provision that will disallow an award to any executive who is found to have engaged in activities that injured Delphi or who may be liable to Delphi. This provision allows Delphi to escrow award payments subject to a review of the executive’s actions by the Compensation Committee or to cause the executive to forfeit the award payment.

As disclosed in the Summary Compensation and Grants of Plan-Based Awards Tables, an award was earned for both the first six-month (January — June 2007) incentive period and the second six-month period (July — December 2007) under the Revised AIP. For the first six-month period, the actual EBITDAR-UG for the period was $553.1 million which generated potential incentive awards for the DSB at 150% of target. The first six-month actual OIBITDAR-UG for Mr. Hachey’s Powertrain Division was $172.2 million which generated award levels at 120% of target. The first six month actual OIBITDAR-UG for Mr. Bertrand’s Automotive Holdings Group Division was negative $35.7 million which generated award levels at 150% of target. Messrs. O’Neal, Dellinger and Weber were eligible for a 150% payout versus target and Mr. Hachey and Mr. Bertrand were each eligible for a 135% and 150% combined payout, respectively. The Compensation Committee reviewed both the six-month operating performance and the individual performance of our participating named executive officers and determined that each executive met general expectations and would receive a performance award at the formula-generated levels.

For the second six-month period, the actual EBITDAR-UG for the period was $574.3 million which generated potential corporate awards for the DSB at 109% of target. The second six-month actual OBITDAR-UG for Mr. Hachey’s Powertrain Division was $135 million which generated an award at 102% of target. The second six-month actual OBITDAR-UG for Mr. Bertrand’s Automotive Holdings Group Division was $45 million which generated an award at 150% of target. Messrs. O’Neal, Dellinger and Weber were eligible for a 109% payout versus target and Mr. Hachey and Mr. Bertrand were each eligible for a 106% and 130% combined payout, respectively. The Compensation Committee reviewed both the six-month operating performance and the individual performance of our participating named executive officers and determined that each executive met general expectations and would receive the generated performance award.

Long-Term Incentives. In the years prior to our Chapter 11 Filing, we awarded two or three forms of long-term compensation annually to our executive officers depending upon their level of responsibility in the Company. The awards included a three-year cash performance award available to approximately 100 top executives, a stock option grant also available to these executives and a restricted stock unit award which all executives were eligible to receive. However, upon consideration of Watson Wyatt’s analysis of the compensation structures of comparable companies in chapter 11 and before filing for chapter 11 and submitting the KECP to the Court, the Compensation Committee cancelled any future cash and equity grants under the Long-Term Incentive Plan. The Compensation Committee also cancelled the outstanding long-term cash performance awards, specifically the 2004 — 2006 and 2005 — 2007 grants and did not establish new award targets. Lastly, Delphi decided not to issue any equity against awards that were not vested prior to the time of its Chapter 11 Filing. As a result, any unvested options outstanding at the time of our Chapter 11 Filing could not be exercised even if they subsequently vested. Issuance of shares from the vesting of the 2003 and 2004 RSU grants that occurred during the chapter 11 cases were also delayed as a result of this decision. Delphi issued shares associated with these vesting periods on December 10, 2007. The delayed issuance, however, did not impact the timing of the expense recognition under FAS 123(R) and compensation equal to that amount expensed during 2007 is reported in the Summary Compensation Table.

The original KECP proposal included a request to grant to our executives cash payments and equity awards at the time of our emergence from chapter 11. The Court approved the payment of cash and equity awards upon emergence provided that the total amount of cash payments to eligible executives does not exceed $16.5 million and the aggregate target value of the equity awards does not exceed $87 million. The target equity value, based on competitive long-term incentive market data, is used to determine the number of shares an executive receives on the grant date by dividing the applicable stock market value into the associated equity target value. The final equity award structure is subject to the approval of our Plan Investors but we anticipate that the grants will consist of a combination of options and restricted stock units for our more senior executives including our NEOs and restricted stock units for our lower-level executives. The number of shares actually granted will be determined on the grant date based on the emergence date stock market values. The target value of the emergence awards to our NEOs is as follows:

	Emergence Cash	Emergence Equity
NEO	Award Value	Award Value

Rodney O’Neal	$1,011,621	$10,500,000
Robert J. Dellinger	$379,339	$3,750,000
Mark R. Weber	$373,269	$3,000,000
Guy C. Hachey	$209,585	$3,000,000
James A. Bertrand	$209,585	$3,000,000

Personal Benefits and Perquisites. Delphi’s named executive officers participate in a number of benefit programs available to our executives on a global basis. As detailed in the Summary Compensation Table below, these include a company car program pursuant to which they are either provided with a leased company car or a cash stipend, supplemental life insurance and umbrella liability insurance coverage and financial counseling services. The executive officers also receive health, dental, life and disability insurance, vacation and similar benefits on the same basis as Delphi’s other salaried employees.

Elements of Post-Termination Compensation

Retirement Benefits. Currently, retirement benefits for our executives in the United States are derived from a qualified defined benefit plan, the Delphi Retirement Program for Salaried Employees or “SRP,” with differing benefit formulas applied based upon hiring date and a non-qualified plan, the Supplemental Executive Retirement Program or “SERP”. Eligible Delphi executives may also participate in the Delphi Savings-Stock Purchase Program or “S-SPP”, a qualified plan and/or the Benefit Equalization Plan or “BEP,” a non-qualified plan, which are defined contribution plans as described below.

The SRP is a qualified plan for purposes of the Internal Revenue Code of 1986, as amended (the “Code”) and is also subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Executives and non-executives participate in this plan. As described in greater detail below, benefits under this plan are comprised of non-contributory and contributory benefits for certain eligible persons hired before January 1, 2001 and a cash balance formula for persons hired on or after January 1, 2001.

As noted above, the SERP is a non-qualified retirement plan offered only to our executives. The SERP provides eligible executives with a retirement benefit equal to the greater of that calculated under a regular method (“Regular SERP Benefit”) or an alternative method (“Alternative SERP Benefit”) under circumstances described below.

Under the SRP and the SERP, an executive’s service with General Motors Corporation prior to January 1, 1999 was transferred to Delphi when determining service with Delphi for the purposes of determining eligibility and calculation of benefits (i.e., the time that the executive worked for General Motors Corporation is counted as if the executive worked for Delphi).

The Delphi SRP consists of “Part A” and “Part B” benefits for an executive with a length of service date prior to January 1, 2001. The benefits for an executive with a length of service date on or after January 1, 2001 are contained in “Part C.”

Part A of the SRP provides benefits under a formula based on years of credited service and an applicable benefit rate. The current benefit rate of $49.55 has been in place since 2004. Part B of the SRP is contingent upon voluntary employee contributions and provides benefits under a formula based on years of Part B credited service and upon the average of the highest five years of base salary received during the final ten years of service, subject to certain benefit limitations imposed by the Code. In addition, under Part B for those eligible executives who transferred to Delphi from General Motors Corporation, Delphi provides an annual retirement benefit equal to the sum of 100% of the Part B contributions they made to the General Motors Retirement Program for Salaried Employees on or after October 1, 1979 and to the SRP on or after January 1, 1999 and lesser percentages of their contributions made to the General Motors Retirement Program for Salaried Employees prior to October 1, 1979. If eligible employees elect not to contribute to Part B of the SRP, they are entitled to receive the Part A benefits only. Benefits under the SRP vest after five years of credited service and are payable on an unreduced basis at age 65 at the benefit rate in effect as of the last day worked.

Part C of the Delphi SRP, which is sometimes referred to as the Retirement Accumulation Plan, provides a non-contributory cash balance benefit to eligible employees with a length of service date on or after January 1, 2001. Delphi annually contributes 4.7% of an eligible employee’s base pay which is called the “pay credit.” Interest based on the rate payable on 30-year Treasury bonds or such other rate as specified by the Commissioner of the Internal Revenue Service is credited to the account on September 30th of each plan year and individual accounts are updated shortly thereafter. This is referred to as “interest credit.” Upon retirement, the employee is entitled to the Part C account balance consisting of the accumulated pay credits and interest credits in either a lump sum or an annuity.

If an executive is at least age 62 and has at least ten years of Part B credited service or ten years of service under Part C as provided in the SRP, the executive may also be eligible to receive a non-qualified SERP benefit. Under the Regular SERP benefit formula, an eligible executive would receive a monthly payment equal to 2% of average monthly base salary for the highest 60 of the last 120 months immediately preceding retirement times years of Part B credited service (or years of Part C service) minus all unreduced monthly benefits payable under the Delphi SRP and minus 2% of the maximum annual Social Security benefit in the year of retirement times the years of Part A credited service (or Part C service). Under the Alternate SERP benefit formula, an eligible executive would receive 1.5% of average monthly base salary and short-term incentive for the highest 60 of the last 120 months immediately preceding retirement times years of Part B credited service (or years of Part C service), capped at 35 years minus all unreduced monthly benefits payable under the SRP and minus the maximum annual Social Security benefit in the year of retirement. The benefit paid to an executive is the higher of the regular or alternative formula.

For amounts payable to the named executive officers under both the SRP and the Regular SERP Benefit or Alternative SERP Benefit, see the Pension Benefits Table below. These amounts are speculative, however, as Delphi has proposed substantial changes to its retirement program which will take effect upon our emergence from chapter 11. Specifically, one of the goals of Delphi’s transformation plan was to not eliminate already accrued balances under our existing defined benefit U.S. pension plans for our hourly and salaried workforce and retirees. In order to retain these benefits, we will freeze the current U.S. salaried pension plan Delphi SRP at emergence from chapter 11 and replace it with a defined contribution plan that includes flexibility for both direct company contributions and company matching of employee contributions. We will concurrently freeze the SERP and offer a non-qualified defined contribution plan that will provide for direct company contributions and company matching beyond the Code limitations.

Benefit Equalization Plan. Delphi maintains a qualified defined contribution plan for the benefit of its salaried employees, the Delphi S-SPP, in which employees can contribute up to 60% of base salary to various investment vehicles. Delphi’s executive officers also could participate in the BEP, a supplemental non-qualified plan. The plan provides for the equalization of benefits for participants whose contributions and benefit levels exceed the limitations under the Code. These benefits only become available upon separation, including retirement from Delphi. In prior years, Delphi would make matching contributions under both the Delphi S-SPP and the BEP, however, no such contributions were made in 2007. Non-elective employer contributions are also made to the Delphi S-SPP for certain eligible employees due to a prior benefit plan, however this does not impact any of our NEO’s. Once a limit under the Code is reached, in lieu of a contribution to the S-SPP, an equal amount is allocated to the participant’s BEP account balance. Amounts allocated to the BEP are invested in the Promark Income Fund, one of the investment options under the Delphi S-SPP. For amounts deferred during 2007, earnings on past-deferrals and withdrawals for the named executive officers, see the Non-qualified Deferred Compensation table below. It is anticipated that upon our emergence from chapter 11 contributions will no longer be made into this plan.

Employment Agreements. In 2005, prior to filing under chapter 11, the Compensation Committee reviewed the separation policies applicable to executives in light of increased executive turnover resulting from the Company’s uncertain financial and business outlook. Effective September 2005, the Compensation Committee approved certain modifications to these separation policies and determined to enter into employment agreements with each of its DSB members, other than Mr. Miller. Mr. Dellinger joined Delphi in October 2005 and is also covered by a similar agreement. Generally the agreements provide for a severance payment in the event Delphi terminates the officer’s employment without cause or the officer terminates employment for good reason. The conditions for termination are defined in the agreement. Payment of severance is conditioned on the DSB member’s agreement to confidentiality, non-compete and non-solicitation provisions as well as the execution of a standard release of claims in the event of any such employment termination. Provided all conditions are satisfied, the DSB member is entitled to payments totaling 18 months of base salary plus the equivalent of 18 months of the annual short-term incentive target. The agreements cover approximately 21 individuals, including each of the named executive officers. Policy modifications were also made for the remaining U.S. executives. Such policy changes provide variable severance amounts depending on level of responsibility ranging from 12 months base pay plus target short-term incentive to 12 months base pay only.

Change in Control Agreements. Delphi has change in control agreements with its DSB members, other than Mr. Miller, whom we refer to here as participants, including each of the executives named in the Summary Compensation Table. The change in control agreements provide certain benefits to each participant upon the occurrence of a change in control of Delphi and additional benefits if the employment of a participant is terminated for certain reasons after a change in control.

A change in control is defined in the agreements as: (i) the acquisition by any person other than Delphi or any subsidiary of Delphi of beneficial ownership of 25% or more of the outstanding common stock or of common stock carrying votes sufficient to elect a majority of the directors of the Company; (ii) when members of the Company’s board of directors who constitute the entire board as of the date of a participant’s change in control agreement, together with any new directors whose election to the board was approved by at least two-thirds of the directors then in office who had been directors as of the date of the participant’s change in control agreement, cease to constitute a majority of the board; (iii) certain mergers, consolidations and other reorganizations of Delphi in which Delphi is not the surviving corporation; (iv) any sale, lease, exchange or other transfer of 50% or more of the assets of Delphi; or (v) a liquidation or dissolution of Delphi. See “Potential Payments Upon Termination or Change in Control” below for more detail regarding the payments and benefits which may be made under these agreements.

The change in control agreements are prepetition executory contracts and have not been assumed by the Company during its chapter 11 cases. As such, section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract and, subject to certain exceptions, relieves Delphi of its future obligations under such contracts but creates a deemed prepetition claim for damages caused by such breach or rejection. Delphi does not expect to seek court approval to assume the change in control agreements and thus any right to payment that an executive may have under his change in control agreement will be as an unsecured creditor. Delphi’s liability to make payments in respect of damages caused by its rejection will be subject to compromise and resolution in the chapter 11 cases.

Under the approved Management Compensation Plan, each participant including the named executive officers will enter into a new Change in Control and Employment Agreement immediately following emergence, provided that the participant waives and releases any claims from the pre-chapter 11 Employment and Change-in-Control Agreements and any pre-chapter 11 benefit plans.

COMPENSATION PAID OR AWARDED DURING 2007

Summary Compensation Table

The table below shows compensation information for Rodney O’Neal, our chief executive officer, Robert J. Dellinger, our chief financial officer, and our three highest paid executive officers as of the end of 2007 other than Mr. O’Neal and Mr. Dellinger (the “named executive officers”).

							Change in
							Pension
							Value and
							Non-qualified
				Stock	Option	Non-Equity	Deferred
Name and		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	All Other
Principal Position	Year	($)(1)	($)	($)(2)	($)(2)	Compensation($)(3)	Earnings($)(4)	Compensation($)(5)	Total($)

Rodney O’Neal	2007	$1,200,000	$0	$277,129	$91,271	$2,428,125	$2,425,319	$81,816	$6,503,660
President & Chief Executive Officer, Director	2006	$920,000	$0	$383,166	$346,558	$1,340,000	$1,251,350	$96,727	$4,337,801
Robert J. Dellinger	2007	$750,000	$0	$0	$0	$906,500	$78,440	$20,748	$1,755,688
Executive Vice President, Chief Financial Officer	2006	$750,000	$0	$0	$0	$588,000	$76,484	$25,267	$1,439,751
Mark R. Weber	2007	$630,000	$0	$251,879	$82,547	$951,825	$1,046,216	$35,886	$2,998,353
Executive Vice President, Global Business Services	2006	$630,000	$0	$319,484	$314,176	$984,900	$1,110,984	$37,941	$3,397,485
Guy C. Hachey	2007	$580,500	$0	$140,674	$46,340	$757,575	$520,909	$202,976	$2,248,974
Vice President, President Powertrain, Europe, Middle East & Africa	2006	$580,500	$0	$190,174	$181,274	$863,100	$525,857	$164,331	$2,505,236
James A. Bertrand (6)	2007	$562,500	$0	$139,285	$46,340	$807,755	$467,511	$39,496	$2,062,887
Vice President, Automotive Holdings Group

Notes

(1)	As discussed in the Compensation Discussion and Analysis, DSB members who were officers prior to the time Delphi filed for chapter 11 relief, including Messrs. O’Neal, Weber, Hachey and Bertrand, agreed to voluntarily waive a portion of their base pay as noted below. The base salaries without the waiver are still used for all benefit calculations. Mr. Dellinger joined Delphi at the time of Delphi’s filing and was not asked to participate in the voluntary pay waiver. Mr. O’Neal was promoted to chief executive officer and president on January 1, 2007. This annual base salary prior to the waiver adjustment is reflected below:

NEO	Annual Base Pay Prior to Waiver	% Waived

Rodney O’Neal	$1,500,000	20%
Mark R. Weber	$700,000	10%
Guy C. Hachey	$645,000	10%
James A. Bertrand	$625,000	10%

(2)	Represents amount accrued as compensation expense for previously granted awards of restricted stock units and stock options. Since the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), the Company recognizes compensation expense for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award. The Company continues to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). See Note 20. Share-Based Compensation to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more detail on the assumptions and methodology used by the Company in recognizing compensation cost, including estimating and accounting for forfeitures. No restricted stock units or stock option awards granted to a named executive officer have been forfeited. During 2007, compensation expense was recognized in respect of the following prior grants of restricted stock units to the named executive officers:

			Estimated	Share
			Shares	Price on
		RSUs	Expensed in	Date of
Name	Grant Date	Granted	2007	Grant

Rodney O’Neal	1/1/2002	56,985	1,727	$13.60
	4/24/2003	44,250	7,375	$8.43
	5/7/2004	61,200	10,200	$10.02
	3/1/2005	77,625	12,938	$6.90
Mark R. Weber	1/1/2002	51,471	2,860	$13.60
	4/24/2003	40,500	6,750	$8.43
	5/7/2004	55,350	9,225	$10.02
	3/1/2005	55,350	9,225	$6.90
Guy C. Hachey	1/1/2002	44,118	1,226	$13.60
	4/24/2003	25,894	4,316	$8.43
	5/7/2004	31,073	5,179	$10.02
	3/1/2005	31,073	5,179	$6.90
James A. Bertrand	1/1/2002	40,441	1,123	$13.60
	4/24/2003	25,894	4,316	$8.43
	5/7/2004	31,073	5,179	$10.02
	3/1/2005	31,073	5,179	$6.90

Also during 2007, compensation expense was recognized with respect to the following grants of stock options which were granted prepetition to the named executive officers:

			Estimated	Black Scholes
			Options	Value on
		Options	Expensed in	Date of
Name	Grant Date	Granted	2007	Grant

Rodney O’Neal	5/7/2004	272,000	30,222	$3.02
Mark R. Weber	5/7/2004	246,000	27,333	$3.02
Guy C. Hachey	5/7/2004	138,100	15,344	$3.02
James A. Bertrand	5/7/2004	138,100	15,344	$3.02

(3)	Represents amounts paid out pursuant to the first and second six-month performance periods of the Revised AIP portion of the KECP. For more detail on the determination of incentive plan compensation, see the accompanying narrative disclosure of the Revised AIP plan.

(4)	Represents the aggregate change during the year of the actuarial present value of the named executive officer’s accumulated benefit under Delphi’s defined benefit plan (available to all salaried employees) and its SERP, the terms of which are more fully described in the Compensation Discussion and Analysis above. For more information regarding Delphi’s accounting for pension and other postretirement benefits, see Note 16. Pension and Other Postretirement Benefits to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. Delphi’s executive officers also participate in the BEP, a supplemental non-qualified plan, pursuant to which Delphi provides benefits substantially equal to benefits that could not be provided under the qualified defined contribution plan available to all salaried employees because of limitations under the Code, however, there were no above-market or preferential earnings on compensation deferred pursuant to the BEP in 2006 or 2007. For more information on the BEP, see the Non-qualified Deferred Compensation Table and the related notes below. The table below separates out the aggregate change in the named executive officer’s accumulated benefit under Delphi’s defined benefit plan and its SERP for 2007:

		Change in Supplemental
	Change in Retirement Plan	Executive Retirement
Name	for Salaried Employees	Program

Rodney O’Neal	$17,736	$2,407,583
Robert J. Dellinger	$7,893	$70,547
Mark R. Weber	$55,600	$990,616
Guy C. Hachey	$12,336	$508,573
James A. Bertrand	$4,322	$463,189

(5)	Other Compensation includes the incremental cost to the Company of allowing named executive officers to use company aircraft for trips not directly and integrally related to the performance of the executive’s responsibilities. While the company aircraft may not be used for personal reasons, the Compensation Committee believes it is appropriate to allow the aircraft to be used by its executives when the security, efficiency and other benefits to Delphi outweigh the expense, such as to attend outside board meetings or participate or speak at forums that address issues that are important to the Company’s business interests. Other compensation also includes providing vehicles under Delphi’s employee car program (determined by the monthly lease or other cash payment made by the Company to provide the employee with a vehicle, fuel, insurance and other direct expenses), flexible compensation payment payable to all employees hired prior to 2001, supplemental life insurance and umbrella liability coverage, fees paid to an outside provider for financial counseling services, amounts paid to acquire and pay for monthly monitoring of home security systems and certain relocation costs. Amounts exceeding $25,000 or 10% of total perquisites and personal benefits are detailed below. In addition, we have separately broken out amounts paid to reimburse the named executive officers for certain taxes owed as a result of benefits under the employee car program and international assignment allowances.

	2007
	O’Neal	Dellinger	Weber	Hachey	Bertrand

Employee Car Program:	$12,354	$20,700	$11,071	$19,546	$29,100
Use of Company Plane:	$47,344	—	$3,854	—	—
Financial Counseling:	$6,000	—	$8,000	$6,000	$6,000
Ex-Pat Payment(a):	—	—	—	$143,150	—
Reimbursement of Certain Taxes:	$5,877	—	$7,751	$30,670	—

(a)	Additional amounts paid to Mr. Hachey were as a result of an overseas assignment, including certain living expenses and housing costs of $143,150 in 2007.

(6)	Mr. Bertrand became a named executive officer in 2007.

Grants Of Plan-Based Awards

The following table shows the grants of plan-based awards to each of the named executive officers. As described in the Compensation Discussion & Analysis, Delphi granted cash incentive plan awards pursuant to a revised AIP approved by the Court. Delphi did not grant any equity awards during 2007.

								All	All Other
								Other	Option
								Stock	Awards:		Grant
								Awards:	Number		Date
								Number	of	Exercise	Fair
					Estimated Future Payouts			of	Securities	or Base	Value of
		Estimated Future Payouts Under			Under Equity Incentive			Shares	Under-	Price of	Stock
		Non-Equity Incentive Plan Awards			Plan Awards			of Stock	lying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards

Rodney O’Neal	1/1/2007		$937,500	$1,406,250

	7/1/2007		$937,500	$1,406,250

Robert J. Dellinger	1/1/2007		$350,000	$525,000

	7/1/2007		$350,000	$525,000

Mark R. Weber	1/1/2007		$367,500	$551,250

	7/1/2007		$367,500	$551,250

Guy C. Hachey	1/1/2007		$315,000	$472,500

	7/1/2007		$315,000	$472,500

James A. Bertrand	1/1/2007		$289,000	$433,500

	7/1/2007		$289,000	$433,500

Cash Incentive Awards. As discussed in the Compensation Discussion & Analysis, two six-month cash incentive awards were approved in 2007 under the KECP approved by the Court. The first performance period ran January — June 2007 and the second performance period was July — December 2007. Messrs. O’Neal’s, Dellinger’s and Weber’s awards were based on the corporate EBITDAR-UG performance. Because Messrs. Hachey and Bertrand are division presidents, 50% of their incentive award was based on the corporate performance and 50% was based on the performance of their divisions. The table below indicates the EBITDAR-UG and OIBITDAR-UG targets and maximums related to the target and maximum awards indicated in the Grants of Plan-Based Awards Table and the actual performance levels achieved which was used to determine the final individual incentive awards paid out:

				Formula
	EBITDAR-UG	EBITDAR-UG	EBITDAR-UG	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	$124.1	$545.1	$553.1	150%
July — December	$443.1	$864.1	$574.3	109%

	Powertrain	Powertrain	Powertrain	Formula
	OIBITDAR-UG	OIBITDAR-UG	OIBITDAR-UG	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	$124.7	$211.95	$172.2	120%
July — December	$123.8	$212.3	$135.0	102%

	Automotive	Automotive	Automotive
	Holdings Group	Holdings Group	Holdings Group	Formula
	OIBITDAR-UG	OIBITDAR-UG	OIBITDAR-UG	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	($140.4)	($63.0)	($35.7)	150%
July — December	($134.4)	($64.7)	$45.0	150%

For both performance periods, the target award represented the minimum award payable if company performance targets are met. If target performance was not achieved then there would be no award opportunity. The final individual awards for the first and second six-month incentive period are noted below and the total is reflected in the Summary Compensation Table:

	January — June 2007	July — December 2007
Name	Final Incentive Award	Final Incentive Award

Rodney O’Neal	$1,406,250	$1,021,875
Robert J. Dellinger	$525,000	$381,500
Mark R. Weber	$551,250	$400,575
Guy C. Hachey	$425,250	$332,325
James A. Bertrand	$433,500	$374,255

Outstanding Equity Awards At Fiscal Year-End

The following table lists the outstanding equity awards held by each named executive officer at December 31, 2007. Mr. Dellinger does not hold any equity awards. Except as discussed in Note 1 below for certain stock appreciation rights held by Mr. Hachey, each of the options listed below are options to purchase Delphi’s common stock. The options were granted pursuant to the terms of Delphi’s Long-Term Compensation Plan, had an exercise price equal to the average of the high and low trading price on the date of grant and generally vest over two to three years and expire ten years from the grant date. The stock awards represent grants of restricted stock units that generally vest over a period of between three and five years from the date of grant and are also governed by the terms of Delphi’s Long-Term Compensation Plan.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value of
	Number of	Number of	Number of			of Shares	Value of	Unearned	Unearned Shares,
	Securities	Securities	Securities			or Units of	Shares or	Shares,	Unites or
	Underlying	Underlying	Underlying			Stock that	Units of	Units or Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights that	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable (2)	Unexercisable	Options (#)	Price ($)	Date	(#)(3)	Vested ($)(3)	Vested (#)	Vested ($)

Rodney O’Neal	50,885			$13.45	01/13/2008	168,401	$23,576
	7,434			$13.45	01/11/2008
	116,443			$18.66	02/06/2009
	5,359			$18.66	02/04/2009
	11,194			$17.13	01/06/2010
	140,067			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	270,502			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	144,118			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	283,138			$8.43	04/25/2013
	262,017			$10.02	05/08/2014
	9,983			$10.02	05/06/2014

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value of
	Number of	Number of	Number of			of Shares	Value of	Unearned	Unearned Shares,
	Securities	Securities	Securities			or Units of	Shares or	Shares,	Unites or
	Underlying	Underlying	Underlying			Stock that	Units of	Units or Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights that	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable (2)	Unexercisable	Options (#)	Price ($)	Date	(#)(3)	Vested ($)(3)	Vested (#)	Vested ($)

Mark R. Weber	15,872			$13.45	01/13/2008	137,405	$19,237
	4,956			$13.45	01/11/2008
	83,283			$18.66	02/06/2009
	5,359			$18.66	02/04/2009
	11,194			$17.13	01/06/2010
	140,067			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	270,502			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	144,118			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	258,138			$8.43	04/25/2013
	236,017			$10.02	05/08/2014
	9,983			$10.02	05/06/2014
Guy C. Hachey (1)	15,873			$13.45	01/13/2008	86,756	$12,146
	7,434			$13.45	01/11/2008
	5,359			$18.66	02/04/2009
	83,283			$18.66	02/06/2009
	11,194			$17.13	01/06/2010
	117,377			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	206,718			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	113,823			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	160,763			$8.43	04/25/2013
	9,983			$10.02	05/06/2014
	128,117			$10.02	05/08/2014
James A. Bertrand	4,956			$13.45	01/11/2008	84,704	$11,859
	15,872			$13.45	01/13/2008
	5,359			$18.66	02/04/2009
	83,283			$18.66	02/06/2009
	11,194			$17.13	01/06/2010
	117,377			$17.13	01/08/2010
	8,417			$11.88	01/01/2011
	206,718			$11.88	01/03/2011
	7,353			$13.60	01/01/2012
	113,823			$13.60	01/03/2012
	11,862			$8.43	04/23/2013
	160,763			$8.43	04/25/2013
	9,983			$10.02	05/06/2014
	128,117			$10.02	05/08/2014

(1)	For Mr. Hachey, the grants in the amount of 83,283 and 5,359 (both with an exercise price of $18.66 and expiring in 2009) and 11,194 and 117,377 (both with an exercise price of $17.13 and expiring in 2010) are stock appreciation rights. Mr. Hachey participated in Delphi’s November 2003 Offer to Exchange Options for Stock Appreciation Rights. Under the exchange, participants were given the opportunity to exchange certain outstanding options for cash-settled stock appreciation rights. The exchange was one-for-one and the cash-settled stock appreciation rights assumed the terms of the exchanged options including the exercise price, vesting provisions and expiration date.

(2)	The options and restricted stock units were granted under the terms of Delphi’s Long-Term Incentive Plan. Under the KECP, Delphi cancelled future equity grants. In addition, following Delphi’s filing for chapter 11, Delphi decided to not issue equity against any unvested and undelivered grants outstanding as of our chapter 11 filing date of October 8, 2005. At that time, the 2003 and 2004 option grant awards had not fully vested. The final vesting of the 2003 option grant occurred on April 24, 2006. The second vesting of the 2004 option grant occurred on May 7, 2006 and the final vesting occurred on May 7, 2007. Delivery of the 2003 and 2004 RSU grants that vested during the chapter 11 proceedings were also delayed as a result of this decision. Delphi delivered these shares on December 10, 2007, but has not changed its decision to not issue equity against options that were unvested as of our chapter 11 filing dated of October 8, 2005.

The “Impacted Options” column in the following table shows the number of options of each grant that were included in the “Option Awards-Number of Securities Underlying Unexercised Options — Exercisable” column that are impacted by the decision to not deliver equity against particular grants. Shares will not be delivered upon an option exercise.

	Number of
	Securities
	Underlying
	Unexercised Options		Option	Option
Name	Exercisable	Impacted Options	Exercise Price	Expiration Date

Rodney O’Neal	11,862	11,862	$8.43	04/23/2013
	283,138	86,472	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	262,017	171,354	$10.02	05/08/2014
Mark R. Weber	11,862	11,862	$8.43	04/23/2013
	258,138	78,138	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	236,017	154,020	$10.02	05/08/2014
Guy C. Hachey	11,862	11,862	$8.43	04/23/2013
	160,763	45,680	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	128,117	82,087	$10.02	05/08/2014
James A. Bertrand	11,862	11,862	$8.43	04/23/2013
	160,763	45,680	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	128,117	82,087	$10.02	05/08/2014

(3)	The market value was determined by the closing stock price as reported on the Pink Sheets, LLC, a quotation service for over the counter securities. The December 31, 2007 stock price was $0.14.

Option Exercises And Stock Vested

The following table lists the restricted stock unit awards vested and distributed to the named executive officers pursuant to Delphi’s Long-Term Incentive Plan that vested during 2007. Mr. Dellinger does not have any stock awards. No options were exercised during 2007. The first vesting of the May 2004 RSU grant occurred on May 7, 2007. These shares as well as the shares from the 2006 vesting were delivered on December 10, 2007. The values reported in the “Stock Awards — Value Realized on Vesting” column reflect the value of the shares of common stock on the vesting date based on the high/low average of the stock price as reported on the Pink Sheets, LLC of $0.24 on December 10, 2007. Delphi used the average price per the terms of our Long-Term Incentive Plan because it is representative of the price movement throughout the vesting day.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting (1)	Vesting

Rodney O’Neal	—	—	36,896	$8,855
Mark R. Weber	—	—	33,540	$8,050
Guy C. Hachey	—	—	19,952	$4,788
James A. Bertrand	—	—	19,952	$4,788

(1)	Represents total number of shares that vested. Upon distribution, Delphi withholds shares in an amount equal to pay required withholding taxes. The amounts actually received by the NEO, which are reflected in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” are as follows:

NEO	Net Shares Delivered

Rodney O’Neal	21,842
Mark R. Weber	19,856
Guy C. Hachey	13,807
James A. Bertrand	13,807

Pension Benefit Table

Summary of Pension Benefit Calculation Methods and Assumptions. The table below sets forth information on the pension benefits for the named executive officers under each of the following pension plans:

Delphi Retirement Program for Salaried Employees (“SRP”). The SRP is a funded and tax qualified retirement program that covered approximately 10,900 eligible active employees as of December 31, 2007. As applicable to eligible named executive officers, the plan provides two types of benefits. Part A benefits are non-contributory and based primarily on a formula that takes into account the executive’s total credited service. The Part B contributory benefits are made up of a primary and a supplementary benefit. The annual rate of Part B primary benefit payable under this section is:

•	60% of the total of the employee’s own contributions made prior to July 1, 1977,

•	75% of the total of such contributions made on and after July 1, 1977 and prior to October 1, 1979, and

•	100% of the total of such contributions made on and after October 1, 1979,

where contributions are 1.25% of pay above a specified bend point based on the Social Security PIA bend points. ($4,100 in 2007).

The monthly Part B supplementary retirement benefit is a formula that is based on the executive’s salary. The formula provides a benefit equal to 1% of the employee’s final five year average monthly base salary, restricted by the applicable compensation limit of the Code ($225,000 for 2007) and multiplied by years of Part B credited service. For service in 2007, the maximum incremental annual benefit an executive could have earned toward his total pension payments under this Plan was $594.60 from the Part A Benefits and $2,197.50 from Part B Primary Benefits. The incremental annual benefit from Part B supplemental service is dependent on service.

The accumulated benefit an employee earns over his or her career with the company is payable starting after retirement on a monthly basis for life. The normal retirement age as defined in the SRP is 65. Retirement may occur at age 62 without any reduction in benefits, if an employee has 30 years of credited service at retirement or the employee’s combined age and service is greater than or equal to 85 and has a length of service date prior to January 1, 1988, or for employees with a length of service date between January 1, 1988 and December 31, 2000 who attained age 60 with 10 years of service. Employees vest in the SRP after five years of qualifying service. In addition, the SRP provides for early retirement supplements for employees with a length of service date prior to January 1, 1988 and spousal joint and survivor annuity options for all SRP participants.

Delphi Retirement Program for Salaried Employee — Retirement Accumulation Plan. Part C of the Delphi SRP which is sometimes referred to as the Retirement Accumulation Plan covered approximately 1,500 active employees as of December 31, 2007. Individuals who have a length of service date on or after January 1, 2001, including eligible named executive officers, may participate in Part C. This plan provides a cash balance account equal to an employee’s pay credits and interest credits. The employee’s account balance is credited with pay credits as of the end of the plan year equal to 4.7% of the employee’s base salary, as limited by the Code. Interest is credited to an account at the end of the plan year based on the July interest rate on a 30-year treasury security. For service in 2007, the maximum incremental annual benefit an executive could have earned toward his total pension payments under Part C was $10,575 plus 5.13% interest on his prior year account balance.

The accumulated benefit an employee earns over his or her career with the Company is payable starting after retirement on a monthly basis for life. The normal retirement age as defined in this plan is 65, but employees may begin collecting on the first day of any month following separation from service. Employees vest in Part C of the Delphi SRP after five years of qualifying service (three years after 10/1/2008). In addition, the Retirement Accumulation Plan provides for spousal joint and survivor annuity options and lump sum options.

Delphi Supplemental Executive Retirement Program. Approximately 450 active U.S. executive employees, including the named executive officers, are eligible for SERP. SERP provides retirement benefits above amounts available under Delphi’s qualified and other pension programs. The SERP is unfunded and non-qualified for tax purposes.

An employee’s annual SERP benefit, when combined with certain amounts payable under Delphi’s qualified and other pension programs and Social Security, will equal the higher of 2% of the employee’s average monthly base earnings or 1.5% of average total direct compensation (monthly base salary plus average short-term incentive compensation.) This amount is then multiplied by years of Part B or Part C credited service. The “average monthly base earnings” are the employee’s average annual compensation (base salary) for the highest 60 consecutive months out of the last 120 months prior to retirement. The “average total direct compensation” is the sum of the “average monthly base” and the average of the highest five of the last ten years of short-term incentive awards divided by 60.

Employees are generally not eligible for benefits under the SERP if they leave the company prior to reaching age 62. The normal retirement age as defined in this Plan is 65. Benefits under the SERP are generally payable at the same time and in the same manner as the Delphi SRP. In the past, Delphi has offered special early retirement programs which provided the opportunity to retire prior to age 62. No such programs were offered in 2007.

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2007 for the named executive officers under each plan based upon the assumptions described below.

Valuation Method and Assumptions. The actuarial present value of accumulated benefits for the SRP and the SERP shown in the Pension Benefit Table is based on benefits accrued as of December 31, 2007, the Company’s measurement date for financial reporting purposes. The amounts reflect the method and assumptions used in calculating the Company’s pension liability under generally accepted accounting principles as of that date, except that each executive is assumed to remain actively employed until the earliest age at which he is eligible for unreduced benefits. The material assumptions used in the calculation were:

•	Discount rate: 6.5% for the SRP and 6.1% for the SERP

•	Post Retirement Mortality: The mortality table used in valuing monthly pension payments was the UP94 Male table with a one year set back for males and UP94 Female table with a one year set forward for females.

•	Payment Distribution Assumptions: The valuation of benefits was based on the assumption that married executives would elect a 65% joint and survivor coverage and unmarried executives would elect a single life annuity.

•	Retirement Accumulation Plan (Part C of the SERP) accounts were expected to accrue interest at 5% per year.

All of the figures shown are estimates only; actual benefit amounts will be based on the pay, service, interest rates, payments options and other factors in effect upon the actual retirement or termination of the executive.

The Summary Compensation Table quantifies the change in the present value of the accumulated benefits from December 31, 2006 to December 31, 2007 and from December 31, 2005 to December 31, 2006. To determine the present value of accumulated benefits as of December 31, 2005 and 2006, the assumptions used are the same assumptions that are described above to determine the present value as of December 31, 2007, except that a 5.50% and a 5.90% discount rate was used for December 31, 2005 and 2006, respectively. The assumptions used to determine the December 31, 2005 and December 31, 2006 values are the same as were used in calculating the company’s pension liability under generally accepted accounting principles as of that date.

Present Value of Accumulated Benefit

		Number of
		Years Credited	Present Value of	Payments During
Name	Plan Name	Service	Accumulated Benefit	Last Fiscal Year

Rodney O’Neal	Delphi SRP	35.5	$704,393	$—
	SERP	32.2	$7,531,568	$—
Robert J. Dellinger	Delphi SRP	2.25	$24,312	$—
	SERP	2.25	$152,378	$—
Mark R. Weber	Delphi SRP	40.3	$1,260,948	$—
	SERP	40.3	$6,522,268	$—
Guy C. Hachey	Delphi SRP	30.1	$569,821	$—
	SERP	30.1	$3,204,153	$—
James A. Bertrand	Delphi SRP	28.6	$498,697	$—
	SERP	28.6	$2,565,747	$—

Non-qualified Deferred Compensation

Delphi maintains Delphi S-SPP, a qualified defined contribution plan, for the benefit of its salaried employees including executives pursuant to which employees can contribute up to 60% of base salary to various investment vehicles. Delphi’s executive officers participate in BEP, a supplemental non-qualified plan. The BEP provides for the equalization of benefits for participants whose contributions and benefit levels exceed the limitations under the Code. In prior years Delphi would make matching contributions under both the Delphi S-SPP and the BEP, however, no such contributions were made in 2005, 2006 or 2007. Non-elective employer contributions were made to the Delphi S-SPP for certain eligible employees in 2005, 2006 and 2007. Once a limit under the Code is reached, in lieu of a contribution to the S-SPP, an equal amount is allocated to the BEP participant’s account balance. Amounts allocated to the BEP are invested in the Promark Income Fund, one of the investment options under the Delphi S-SPP. The 2007 annual rate of return was 5.6%. Mr. Dellinger is not eligible to defer compensation under the BEP.

		Registrant	Aggregate	Aggregate	Aggregate
	Executive	Contributions in	Earnings	Withdrawals/	Balance at
	Contributions in	Last FY	in Last FY	Distributions	Last FYE
Name	Last FY	($)	($)	($)	($)

Rodney O’Neal	—	—	$411	—	$7,735
Mark R. Weber	—	—	$225	—	$4,248
Guy C. Hachey	—	—	$229	—	$4,312
James A. Bertrand	—	—	$302	—	$5,688

Potential Payments Upon Termination or Change in Control

Delphi has entered into employment agreements which include severance payments and change in control agreements with all of its named executive officers. The employment agreements provide for a severance payment equivalent to 18 months base pay and short-term incentive in exchange for the executive’s agreement to non-compete and non-solicitation provisions. The change in control provisions provide payments in certain defined circumstances described below. In addition to providing for severance payments, including target short-term incentive amounts, the agreements also trigger accelerated vesting and/or funding of certain retirement benefits.

Upon the occurrence of a change in control, a participant is entitled to the following payments and benefits:

•	All of the participant’s unvested options will vest and become immediately exercisable in accordance with their terms;

•	All of the participant’s unvested restricted stock units will vest and the Company will deliver to the participant stock certificates and/or, at the participant’s option, cash in an amount equal to the value of the restricted stock units;

•	All of the participant’s target awards, calculated based on the greater of 150% of the initial awards or 150% of the forecasted payout level at the time of the change in control, will be fully “funded” by the Company contributing amounts equal to such awards to a “rabbi trust” and will thereafter be paid to the participant at the times contemplated by the plans under which the awards were made;

•	Any compensation previously deferred at the election of the participant, together with accrued interest or earnings, will be “funded” by the Company contributing amounts equal to such deferrals and accrued interest or earnings to a “rabbi trust” which amounts will be paid to the participant as previously directed by the participant;

•	The Company will contribute to a “rabbi trust” an amount equal to the present value of the Regular SERP Benefit or the Alternative SERP Benefit (see discussion of SERP above) which amount will be paid to the participant under the terms of the SERP when his or her benefits under the Delphi SRP are paid to him or her; if the participant does not become vested in his or her retirement benefit under the

Delphi SRP, then the present value of the Regular SERP Benefit or the present value of the Alternative SERP Benefit will be paid to the participant within 30 days after his or her separation from service with the Company. Solely for purposes of calculating the Regular SERP Benefit and/or the Alternative SERP Benefit, the participant’s benefit under the Delphi SRP will be calculated with additional year(s) of service equal to the multiplier (1, 2 or 3) described below and with the additional compensation paid as a result of such multiplier;

•	A participant will be deemed fully vested in his or her benefit under any qualified defined benefit plans of the Company so that if he or she separates from service with the Company before actually becoming vested in such benefits, the Company will pay him or her an amount equal to the present value of his or her accrued benefits under such plans; and

•	A participant will be deemed fully vested in his or her benefit under any qualified defined contribution plans of the Company so that if he or she separates from service with the Company before actually becoming vested in such benefits, the Company will pay him or her an amount equal to the excess of his or her account balance under such plans over the vested account balance.

Additional payments and benefits are payable to a participant who ceases to be employed by the Company during the three years following a change in control under any of the following circumstances:

•	The Company terminates the participant’s employment other than “for cause,” i.e., for any reason other than the participant’s willful failure to perform substantially his or her duties or the conviction of the participant for a felony;

•	The participant terminates his or her employment if, without his or her consent, (i) his or her salary and other compensation or benefits are reduced for reasons unrelated to the Company’s or the participant’s performance, (ii) his or her responsibilities are negatively and materially changed, (iii) he or she must relocate his or her work location or residence more than 25 miles from its location as of the date of the change in control or (iv) the Company fails to offer him or her a comparable position after the change in control.

The additional payments and benefits payable in the circumstances described above are:

•	Payment in cash of (i) the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid, together with accrued vacation pay and (ii) a multiple (either 1, 2 or 3) of the greater of (x) the participant’s annual base salary plus his or her target short-term incentive, each for the year in which the change in control occurs, or (y) the participant’s annual base salary plus his or her target short-term incentive, each for the year in which his or her employment is terminated;

•	Continuation by the Company of the participant’s health and life insurance coverage for 36 months after the termination date;

•	Reimbursement from the Company of up to $50,000 for expenses related to outplacement services;

•	Continued use of the participant’s Company car and/or any applicable car allowance for one year after the termination date, plus payment by the Company of any amounts necessary to offset any taxes incurred by the participant by reason of the Company’s car-related payments;

•	Provision by the Company of investment advisory services comparable to those services available to the participant as of the date of his or her change in control agreement, for two years after the termination date; and

•	Payment by the Company of the participant’s legal fees resulting from any dispute resolution process entered into to enforce his or her change in control agreement, plus payment by the Company of the gross-up amount necessary to offset any taxes incurred by the participant by reason of such payments by the Company.

If a participant voluntarily terminates employment during the term of his or her change in control agreement, other than in any of the situations described above, without his or her consent described above and other than during the one-month period after the first anniversary of the change in control also described above, the participant’s change in control agreement will terminate. As a result, the Company’s only obligation will be to pay the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid and any previously deferred compensation. Upon the termination of a participant’s employment due to his or her death or incapacity (other than during the one-month period after the first anniversary of the change in control described above), his or her change in control agreement will terminate and the Company’s only obligation will be to pay the participant’s annual base salary through the termination date, any accrued vacation pay and any previously deferred compensation.

A participant is also entitled to receive a payment by the Company to offset any excise tax under the excess parachute payment provisions of section 4999 of the Code that has been levied against the participant for payments that the Company has made to or for the benefit of him or her (whether or not such payments are made pursuant to the participant’s change in control agreement). The payment by the Company will be “grossed up” so that after the participant pays all taxes (including any interest or penalties with respect to such taxes) on the payment, the participant will retain an amount of the payment equal to the excise tax imposed.

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

The table below quantifies potential payments under these agreements to each of the named executive officers assuming the triggering event occurred on December 31, 2007; therefore, this quantification does not attempt to take into account changes to base salaries or incentive award targets that became effective since December 31, 2007. The estimated payments in this table are subject to different possible interpretations of certain terms and conditions in the applicable agreements and to assumptions regarding interest rates and vesting, either of which could materially affect the value of the estimated payments.

		Change In Control Agreement
Name	Employment Agreement (1)	Change in Control (2)	Separation (3)

Rodney O’Neal	$5,062,500	$53,670,041	$10,236,145
Robert J. Dellinger	$2,175,000	$4,768,125	$4,463,819
Mark R. Weber	$2,152,500	$21,299,959	$4,420,464
Guy C. Hachey	$1,912,500	$18,564,082	$3,937,715
James A. Bertrand	$1,804,500	$17,596,002	$3,730,848

(1)	Applicable to termination of the DSB executive by Delphi without cause or by the DSB executive for good reason, as such terms are defined in the employment agreements covering situations other than a change in control. Represents the total of 18 monthly payments equivalent to 18 months base salary plus 18 months of annual short-term incentive target using each DSB executive’s base salary as of December 31, 2007 prior to voluntary agreement to waive a portion while the Company is in chapter 11 (see Note 3 to the Summary Compensation Table and assuming the same incentive target awards for each performance period under the Revised AIP as reported in the Grant of Plan-Based Awards Table). See the description of the terms of the employment agreements in “Compensation, Discussion and Analysis — Elements of Post-Termination Compensation-Employment Agreements.”

(2)	Represents the aggregate value of the following amounts payable under the change in control agreements described above assuming a change in control but continuation of employment:

•	The vesting of unvested options to purchase common stock listed in the Outstanding Equity Awards at Fiscal Year-End Table above. Since all of the unvested options have an exercise price per share greater than the closing stock price of a share of Delphi common stock as reported on the Pink Sheets, LLC of $0.14 on December 31, 2007 (the “Year-End Closing Price”), the accelerated vesting of such options is assumed to have no value.

•	The delivery of cash in the amount of the Year-End Closing Price for each unvested restricted stock unit listed in the Outstanding Equity Awards at Fiscal Year-End Table above.

•	The funding of 150% of the target awards granted under the Revised AIP assuming a target equivalent to the 6 month performance period of July — December 31, 2007 as reported in the Grants of Plan-Based Awards Table above.

•	The funding of all year-end balances in the BEP as listed in the Non-qualified Deferred Compensation Table.

•	The present value of the SERP benefit payable in the event of a change in control. In the event of a change in control, the calculation of SERP benefits would reflect additional service as required by the individual agreement, an increase in average monthly base compensation to reflect additional base pay that becomes payable and an increase in the average total direct compensation to reflect additional base pay and short-term incentive pay that becomes payable. The SERP becomes fully vested, payable as an annuity commencing at the age of the executive on the date of the Change of Control with no reduction for early commencement.

•	The incremental cost to the Company to offset any excise tax required to be paid by the named executive officer under Section 4999 of the Code.

(3)	Represents the aggregate value of the following additional amounts payable under the change in control agreements assuming amounts paid or funded after a change in control as described in Note (2) have been provided, see summary of terms of change in control agreements above:

•	Payment in cash to each named executive officer representing a multiple (specified below) of the sum of annual base salary prior to voluntary agreement to waiver a portion while the Company is in chapter 11 (see Note 3 to the Summary Compensation Table) plus one year of target short-term incentives under the Revised AIP portion of the KECP using the targets as reported in the Grant of Plan-Based Awards Table:

Name	Annual Base Salary	Annual Targets	Multiple	Total

Rodney O’Neal	$1,500,000	$1,875,000	3	$10,125,000
Robert J. Dellinger	$750,000	$700,000	3	$4,350,000
Mark R. Weber	$700,000	$735,000	3	$4,305,000
Guy C. Hachey	$645,000	$630,000	3	$3,825,000
James A. Bertrand	$625,000	$578,000	3	$3,609,000

•	Incremental cost to the Company of providing health and life insurance coverage for 36 months, car benefits including tax gross-up for one year and financial advisory services for two years.

•	Incremental cost of $50,000 for each named executive officer for outplacement services.

In the event a named executive officer’s employment terminates by reason of death, disability or a qualified retirement, the named executive officer will become entitled to receive benefits accrued under Delphi’s defined benefit and defined contribution plans described above, see “Elements of Post-Termination Compensation — Retirement Programs” and “— Benefit Equalization Plan.” The narrative disclosure accompanying the Pension Benefits Table above describes the general terms of each pension plan in which the named executive officers participate, the years of credited service and the present value of each named executive’s accumulated pension benefit assuming payment begins at age 62. The table below provides the pension benefits under the two plans that would have become payable if the named executives had died, become disabled or voluntarily terminated as of December 31, 2007.

•	In the event of death before retirement, the surviving spouse may elect to receive a benefit based upon the accrued pension benefits either (1) in the form of an annuity as if the named executive officer retired and elected the spousal 65% joint and survivor annuity option prior to death (50% if the named executive officer is not retirement eligible) or (2) as an actuarially equivalent immediate lump sum payment. The amount payable depends on several factors, including employee contributions and the ages of the executive and the surviving spouse. Each of the named executives, other than Mr. Dellinger, would be entitled to receive annuity distributions promptly following death. Mr. Dellinger would not have five years of vesting service at December 31, 2007 and thus is not eligible for this benefit at this time.

•	In the event a disability occurs before retirement, the named executive officer may elect an annuity payment of accrued pension benefits payable immediately. This benefit is unreduced for early commencement. The amount of disability payment will also vary depending on a variety of factors. Each of the named executive officers, other than Mr. Dellinger, would be entitled to receive annuity distributions promptly following disability.

Note that the retiree medical plan does not discriminate in favor of the highly paid and is generally available to all salaried employees who were employed prior to January 1, 1993. As of December 31, 2007, no named executive officer had any unvested benefits under any company qualified defined contribution plan.

The table below shows (a) the annual benefit payable for the life of the surviving spouse in the case of the named executive’s death, (b) the annual benefit payable to a named executive officer as a 65% joint and survivor annuity to the executive in the case of disability and (c) the annual benefit payable to the named executive officers as a 65% joint and survivor annuity at 55 if not retirement eligible, or immediately if already retirement eligible. Additionally, note that payments for Mr. Weber and Mr. O’Neal are subject to redetermination at age 62. Their redetermined benefits are also shown in the table. Currently Mr. Hachey and Mr. Bertrand are not retirement eligible and thus their payments are assumed to commence at age 55. Payments would be made on a monthly basis.

					Voluntary
					Termination/
		Survivor		Voluntary	Retirement
		Annuity	Annuity	Termination or	Annuity
		In Case	In Case of	Retirement	Redetermined
Name	Plan Name	of Death	Disability	Annuity	at age 62

Rodney O’Neal	Delphi SRP	$61,212	$111,110	$51,624	$60,684
	SERP	$175,191	$—	$—	$—
Robert J. Dellinger	Delphi SRP	$—	$—	$—	$—
	SERP	$—	$—	$—	$—
Mark R. Weber	Delphi SRP	$77,949	$136,859	$102,377	$105,710
	SERP	$248,646	$366,441	$—	$—
Guy C. Hachey	Delphi SRP	$55,803	$102,789	$44,943	$49,568
	SERP	$78,393	$—	$—	$—
James A. Bertrand	Delphi SRP	$51,739	$102,587	$22,269	$22,269
	SERP	$—	$—	$—	$—

As stated in the narrative discussion accompanying the Pension Benefits Table, the named executive officer’s benefits under the SERP are generally forfeitable if their employment terminates before age 62 for reasons other than death or disability.

In addition to these amounts, upon the death or disability of a named executive officer, the officer (or his estate) is entitled to receive a lump-sum payment of one year’s annual base salary as set forth in Note 3 to the

Summary Compensation Table. In the case of death, disability or a qualified retirement, named executive officers are also entitled to receive a pro-rata amount (based on length of service during the applicable performance period) of any payout of a previously granted incentive based compensation award. In addition all unvested restricted stock unit awards immediately vest. Lastly, any options held by the separating named executive officer continue vesting in accordance with the terms of the original award and expire on the earlier of the original expiration date or (i) in the case of death or disability, three years from the date of separation or (ii) in the case of a qualified retirement, five years from the date of separation. For the market value at December 31, 2007 of total equity awards outstanding that would be impacted by these provisions, see Outstanding Equity Awards at Fiscal Year-End Table, above.

Director Compensation

We do not pay our employee directors additional compensation for their service as directors or committee members. We pay our non-employee directors on a quarterly basis in cash. Prior to 2005, we paid our directors through a combination of cash and notional shares of Delphi common stock (“Delphi common stock units”). The portion of each non-employee director’s annual compensation that was paid in Delphi common stock units was automatically deferred until he or she no longer served on our Board under the terms of Delphi’s Deferred Compensation Plan for Non-Employee Directors (the “Director Plan”). In addition, directors could also, and through 2005 generally chose to, elect annually to voluntarily defer the entire cash portion of their retainer into additional Delphi common stock units. All amounts deferred as Delphi common stock units accrue dividend equivalents on a quarterly basis and are paid out in cash seven months after the director leaves the Board. On December 6, 2005, the Compensation Committee of the Board of Directors cancelled the provisions of the Director Plan with respect to all future payments of director compensation. However, the plan remains in place with respect to past deferrals and no amounts are to be distributed except in accordance with its existing provisions, i.e., paid out in cash seven months after the director leaves the Board.

The table below lists the 2007 compensation for our non-employee directors and earnings on the amounts previously deferred. As reflected below, Delphi’s lead independent director Mr. Opie received an annual retainer of $200,000. The Chair of Delphi’s Audit Committee, Mr. Brust, received an annual retainer of $155,000. The Chair of Delphi’s Compensation and Executive Development Committee, Mr. Naylor, and the Chair of Delphi’s Corporate Governance and Public Issues Committee, Mr. Farr, each received an annual retainer of $150,000. All other non-employee directors received an annual retainer of $140,000. The fees for a director who joins or leaves the Delphi board during the fiscal year are pro rated for his or her period of service.

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned or	Stock	Option	Non-Equity	Deferred
	Paid in	Awards	Awards	Incentive Plan	Compensation	All Other
Name	Cash ($)	($)	($)	Compensation ($)	Earnings ($)(1)	Compensation ($)	Total ($)

Oscar de Paula Bernardes Neto	$140,000	—	—	—	—	—	$140,000
Robert H. Brust	$155,000	—	—	—	—	—	$155,000
John D. Englar	$140,000	—	—	—	—	—	$140,000
David N. Farr	$150,000	—	—	—	—	—	$150,000
Raymond J. Milchovich	$140,000	—	—	—	—	—	$140,000
Craig G. Naylor	$150,000	—	—	—	—	—	$150,000
John D. Opie	$200,000	—	—	—	—	—	$200,000
Martin E. Welch III	$140,000	—	—	—	—	—	$140,000
John H. Walker	$140,000	—	—	—	—	—	$140,000

(1)	There were no above-market or preferential earnings in the Delphi Board compensation that were deferred pursuant to the Director Plan. The December 31, 2007 balance of each director’s common stock units account is set forth below:

Name	Number of Common Stock Units

Oscar de Paula Bernardes Neto	76,206
Robert H. Brust	64,882
John D. Englar	—
David N. Farr	63,494
Raymond J. Milchovich	—
Craig G. Naylor	19,078
John D. Opie	141,914
Martin E. Welch III	—
John H. Walker	—

Compensation Committee

Delphi continues to maintain the Compensation and Executive Development Committee of the Board of Directors (the “Compensation Committee”) as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange. Throughout 2007, the Compensation Committee was composed of three individuals, including Chairman Mr. Naylor, Mr. Englar, and Mr. Milchovich, each of whom met the independence requirements as set forth in the listing standards of the New York Stock Exchange. For additional information on the criteria established by the Board of Directors for evaluating independence, see Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K. The Compensation Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com). The scope of responsibilities, authority and the role of executive officers and outside compensation consultants in determining or recommending the amount or form of executive and director compensation is described above, in the section of this Item 11 titled “Compensation Discussion and Analysis.”

Compensation Committee Interlocks and Insider Participation

There were no transactions or relationships involving any member of the Compensation and Executive Development Committee required to be disclosed pursuant to this Item 11, other than amounts paid to the members of the committee disclosed under “Director Compensation” above and other than our agreement to advance funds, in accordance with our bylaws and as approved by the Court, for attorney’s fees and other expenses they incur in connection with certain litigation matters and related releases granted in conjunction with settlement agreements of such matters as disclosed pursuant to Item 13 of this Annual Report on Form 10-K.

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

Stock Ownership of Management and More Than 5% Stockholders

The table below shows how much of our common stock was beneficially owned as of January 31, 2008 (unless another date is indicated) by (i) each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report on Form 10-K, (ii) each director (who was serving as a director as of that date); (iii) each person known by Delphi to beneficially own more than 5% of our common stock and (iv) all directors and executive officers as a group. In general, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days of January 31, 2008 (such as by exercising options).

		Stock
		Which May
	Shares	Be Acquired
	Beneficially	Within 60
Name and Address (1)	Owned (2)	Days (3)	Total	Percent

Rodney O’Neal	120,847	1,016,968	1,137,815	*
Robert J. Dellinger	—	—	—	*
Mark R. Weber	94,104	950,963	1,045,067	*
Robert S. Miller	—	—	—	*
Oscar de Paula Bernardes Neto	—	—	—	*
Robert H. Brust	—	—	—	*
John D. Englar	—	—	—	*
David N. Farr	—	—	—	*
Raymond J. Milchovich	—	—	—	*
Craig G. Naylor	—	—	—	*
John D. Opie	10,000	—	10,000	*
John H. Walker	—	—	—	*
Martin E. Welch III	—	—	—	*
Appaloosa Management L.P. (4) 26 Main Street Chatham, NJ 07928	52,000,000	—	52,000,000	9.2%
Goldman, Sachs & Co. (5) 85 Broad Street New York, NY 10004	15,009,566	—	15,009,566	2.7%
Harbinger Capital Partners Master Fund I, Ltd. (6) c/o International Fund Services (Ireland) Limited 3rd Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland	26,450,000	—	26,450,000	4.7%
Highland Capital Management, L.P. (7) Two Galleria Tower 13455 Noel Road, Suite 800 Dallas, TX 75240	33,891,015	—	33,891,015	6.0%
Merrill Lynch, Pierce, Fenner & Smith Inc. (8) c/o Merrill Lynch & Co., Inc. 4 World Financial Center 250 Vesey Street New York, NY 10080	1,490,306	—	1,490,306	0.3%
Pardus Capital Management L.P. (9) 590 Madison Avenue, Suite 25E New York, NY 10022	26,400,000	—	26,400,000	4.7%
UBS Securities LLC (10) 299 Park Avenue New York, NY 10171	4,420,602	—	4,420,602	0.8%
All directors and executive officers as a group (23 persons)	441,298	5,593,875	6,035,173	1.1%

Notes

*	Less than one percent of Delphi’s total outstanding common stock. The percentages shown in the table are based on the total number of shares of Delphi’s common stock outstanding on January 31, 2008.

(1)	Except as otherwise indicated in the table, the business address of the beneficial owners is c/o Delphi Corporation, 5725 Delphi Drive, Troy, MI 48098.

(2)	Includes shares:

• As to which the named person has sole voting and investment power,

• As to which the named person has shared voting and investment power with a spouse

(3)	Includes stock options which became exercisable before October 8, 2005, the date Delphi filed for reorganization cases under Chapter 11 of the U.S. Bankruptcy Code, and restricted stock units which vested or will vest after such date and within 60 days of January 31, 2008. It does not include stock options which became or will become exercisable after October 5, 2008.

(4)	Based on Amendment No. 16 to Schedule 13D filed by Appaloosa Management L.P. with the Securities and Exchange Commission on December 13, 2007. As noted in such Schedule 13D, as a result of the Equity Purchase and Commitment Agreement described in Item 1. Business of this Annual Report on Form 10K, Appaloosa Management L.P. and its affiliated reporting persons may be deemed to be the beneficial owners of shares of Delphi common stock owned by Goldman, Sachs & Co., Harbinger Del-Auto Investment Company, Ltd., Merrill Lynch, Pierce, Fenner & Smith Inc., Pardus Special Opportunities Master Fund L.P., UBS Securities LLC., and each of their related entities.

(5)	Based on Amendment No. 4 to Schedule 13D filed by Goldman, Sachs & Co. with the Securities and Exchange Commission on December 13, 2007. As noted in such Schedule 13D, as a result of the Equity Purchase and Commitment Agreement described in Item 1. Business of this Annual Report on Form 10K, Goldman, Sachs & Co. and its affiliated reporting persons may be deemed to be the beneficial owners of shares of Delphi common stock owned by Appaloosa Management L.P., Harbinger Del-Auto Investment Company, Ltd., Merrill Lynch, Pierce, Fenner & Smith Inc., Pardus Special Opportunities Master Fund L.P., UBS Securities LLC, and each of their related entities.

(6)	Based on Amendment No. 6 to Schedule 13D filed by Harbinger Del-Auto Investment Company, Ltd. with the Securities and Exchange Commission on December 13, 2007. As noted in such Schedule 13D, as a result of the Equity Purchase and Commitment Agreement described in Item 1. Business of this Annual Report on Form 10K, Harbinger Del-Auto Investment Company, Ltd. and its affiliated reporting persons may be deemed to be the beneficial owners of shares of Delphi common stock owned by Appaloosa Management L.P., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Inc., Pardus Special Opportunities Master Fund L.P., UBS Securities LLC, and each of their related entities.

(7)	Based on Amendment No. 7 to Schedule 13D filed by Highland Capital Management, L.P., with the Securities and Exchange Commission on October 4, 2007.

(8)	Based on Amendment No. 3 to Schedule 13D filed by Merrill Lynch, Pierce, Fenner & Smith Inc. with the Securities and Exchange Commission on September 10, 2007. As noted in such Schedule 13D, as a result of the Equity Purchase and Commitment Agreement described in Item 1. Business of this Annual Report on Form 10K, Merrill Lynch, Pierce, Fenner & Smith Inc., and its affiliated reporting persons may be deemed to be the beneficial owners of shares of Delphi common stock owned by Appaloosa Management L.P., Goldman, Sachs & Co., Harbinger Del-Auto Investment Company, Ltd., Pardus Special Opportunities Master Fund L.P., UBS Securities LLC, and each of their related entities.

(9)	Based on Amendment No. 4 to Schedule 13D filed by Pardus Capital Management L.P. with the Securities and Exchange Commission on December 14, 2007. As noted in such Schedule 13D, as a result of the Equity Purchase and Commitment Agreement described in Item 1. Business of this Annual Report on Form 10K, Pardus Capital Management L.P. and its affiliated reporting persons may be deemed to be the beneficial owners of shares of Delphi common stock owned by Appaloosa Management L.P., Goldman, Sachs & Co., Harbinger Del-Auto Investment Company, Ltd., Merrill Lynch, Pierce, Fenner & Smith Inc., UBS Securities LLC, and each of their related entities.

(10)	Based on Amendment No. 3 to Schedule 13D filed by UBS Securities LLC with the Securities and Exchange Commission on December 17, 2007. As noted in such Schedule 13D, as a result of the Equity Purchase and Commitment Agreement described in Item 1. Business of this Annual Report on Form 10K, UBS Securities LLC and its affiliated reporting persons may be deemed to be the beneficial owners of shares of Delphi common stock owned by Appaloosa Management L.P., Goldman, Sachs & Co., Harbinger Del-Auto Investment Company, Ltd., Merrill Lynch, Pierce, Fenner & Smith Inc., Pardus Special Opportunities Master Fund L.P., and each of their related entities.

Related Stockholder Matters

In connection with its reorganization cases, Delphi cancelled future grants of stock-based compensation under its long-term compensation plans. Prior to the reorganization cases, Delphi had authorized future issuances of common stock to its named executive officers and other employees, pursuant to options and restricted stock units granted under long-term compensation plans. The table below summarizes the options and restricted stock units outstanding against those plans as of December 31, 2007. Delphi has determined that it will not issue any common stock in respect of options granted and unvested at the time of the chapter 11 filings on October 8, 2005. A more detailed description of these plans and awards made pursuant thereto is contained in the “Compensation of Executive Officers” section appearing elsewhere in this Annual Report on Form 10-K.

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

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	and Rights (1)	and Rights (2)	Compensation Plans
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	56,308	$12.42	—
Equity compensation plans not approved by stockholders	18,002	$16.46	—

Total	74,310	$13.49	—

Notes:

(1)	Includes approximately 50.0 million outstanding options and approximately 6.3 million outstanding restricted stock units.

(2)	Includes weighted-average exercise price of outstanding options only.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Transactions with Related Persons

During 2007, there were no transactions or business relationships involving directors, executive officers or any other related persons and no indebtedness of management required to be disclosed pursuant to this Item 13 other than the compensation arrangements described in response to Item 11, Executive Compensation and as set forth below.

In late November 2007, one of our directors and a member of our Audit Committee, Mr. Walker became the Chief Executive Officer of Global Brass and Copper, Inc., the successor to the worldwide metals business of Olin Corporation. Olin Corporation has been a supplier of metals to Delphi for several years and in 2007, Delphi’s purchases of metals from Olin Corporation were $87 million, or less than 3% of metallic raw material purchases. Delphi purchases metals from a number of suppliers. Delphi currently has negotiated a 2008/2009 contract with Olin Corporation and we are negotiating pay on consumption clause provisions. Our supply agreements with Olin Corporation, now Global Brass and Copper, Inc. were negotiated at arms-length terms and are similar in nature to our relationships with other suppliers with whom we have no relationship. In addition, Mr. Walker was not involved in the negotiation of any of our existing supply agreements and was not a related person at the time such contracts were entered into. Mr. Walker has confirmed to us that he did not receive any commission or other compensation as a result of our purchases. Although we do expect our business with Global Brass and Copper, Inc. will continue consistent with past practices, our Audit Committee and Board of Directors determined that it was in the best interest of the Company for Mr. Walker to continue serving as a director through the remainder of our chapter 11 proceedings, see “Director Independence” below.

As required by our bylaws, we agreed to advance funds, to the fullest extent permitted and in the manner required by the laws of the State of Delaware, on behalf of certain present and former officers and directors of the Company, including certain of the named executive officers, for attorney’s fees and other expenses they incur in connection with the previously disclosed investigation by the U.S. Securities and Exchange Commission and the Department of Justice into certain accounting matters and certain lawsuits filed beginning in March 2005 following the Company’s announced intention to restate certain of its financial statements (the “Multidistrict Litigation”). We also agreed to advance funds to certain former and current employees in the same manner and to the same extent. With respect to former employees and directors, including former officers, our authority to advance fees and expense on their behalf is further subject to conditions stipulated by the Court, as set forth in the first day orders, including in each instance receipt of approval of the Compensation Committee of the Board of Directors, which may be granted only if advances are not available from other sources. In addition, total amounts advanced on behalf of all former directors and employees could not and did not exceed $5 million. The Compensation Committee has determined to not authorize advancement of funds for certain former officers and employees, including those who resigned after the Audit Committee expressed concerns regarding the role such former officers and employees played in structuring or supervising others with respect to the transactions that were subject of our restatement.

Our obligation to advance funds to officers, and to voluntarily advance funds to other employees, is subject to the requirement in our bylaws that these individuals agree to reimburse the Company for any expenses advanced in the event such person is ultimately determined to have not acted in good faith and in the best interests of the Company.

As noted in Part 1, Item 3. Legal Proceedings, Shareholder Lawsuits, the Company, certain other named defendants including current directors and officers and certain former directors and officers of the Company and the Company’s insurance carriers reached a settlement agreement (the “MDL Settlements”) with respect to the Multidistrict Litigation which included a full release of Delphi’s current directors and officers and those former directors and officers who were named defendants. For a more complete description of the Multidistrict Litigation and the terms of the MDL Settlements, see Part 1, Item 3. Legal Proceedings, Shareholder Lawsuits, of this Annual Report on Form 10K.

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

DIRECTOR INDEPENDENCE

Delphi continues to maintain compliance with the listing standards of the New York Stock Exchange governing the composition of its Board of Directors, including the requirement that a majority of independent directors comprise its Board. In addition only independent directors served on Delphi’s Compensation and Executive Development Committee and Corporate Governance and Public Issues Committee (Delphi’s nominating committee). Throughout most of 2007, only independent directors served on Delphi’s Audit Committee. Although Mr. Walker meets the independence standards as set forth in Section 10A(m)(3) of the Exchange Act applicable to directors serving on an audit committee, Mr. Walker ceased to meet the independence requirements set forth in the listing standards of the New York Stock Exchange when he became the Chief Executive Officer of Global Brass and Copper, Inc., the successor to the worldwide metals business of Olin Corporation, in late November 2007. Throughout 2007, Delphi’s purchases of metals from Olin Corporation exceeded 2% of Olin Corporation’s 2007 annual revenues, which is in excess of the threshold contained in the New York Stock Exchange’s listing standards and in Delphi’s corporate governance guidelines. Although Mr. Walker ceased to meet such independence requirements, Delphi’s Board of Directors determined that such relationship does not prevent Mr. Walker from exercising his independent judgment with respect to matters addressed by the Audit Committee, provided he recuses himself from decisions on any matter involving his employer and further that it was in the best interests of Delphi that Mr. Walker continue his service on the Audit Committee until Delphi’s emergence from chapter 11 proceedings, at which time it is expected that a new board of directors will be elected.

The Board of Directors consists of eleven directors and all but three qualify as “independent” as such term is defined by the New York Stock Exchange listing requirements. To be considered independent, the Board of Directors must determine each year that a director does not have any direct or indirect material relationship with Delphi. When assessing the “materiality” of any relationship a director has with Delphi, the Board of Directors reviews all the relevant facts and circumstances of the relationship to assure itself that no commercial or charitable relationship of a director impairs such director’s independence.

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

When evaluating all the facts and circumstances, the following commercial or charitable relationships will not, in and of themselves, be considered to be material relationships that would impair a director’s independence:

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

The Board of Directors has affirmatively determined that each of the following directors qualify as independent: Oscar de Paula Bernardes Neto, Robert H. Brust, John D. Englar, David N. Farr, Raymond J. Milchovich, Craig G. Naylor, John D. Opie and Martin E. Welch. Throughout this Annual Report on Form 10K, we refer to these directors as our “independent directors.”

Mr. Opie, one of our independent directors, serves as Delphi’s Lead Director and presides over meetings of the independent directors. There are only three non-independent members of the Board of Directors, Robert S. Miller and Rodney O’Neal, who are employees of the Company, and John Walker who became the Chief Executive Officer of Global Brass and Copper, Inc., successor to Olin Metals Corporation on November 20, 2007, and solely as a result of such appointment was determined to no longer be independent but remains on the Audit Committee as discussed above. Neither Mr. Miller nor Mr. O’Neal serves on any of these committees. The current composition of each of Delphi’s standing committees is as follows:

Audit Committee — Robert H. Brust, Chairman; John H. Walker, and Martin E. Welch

Compensation & Executive Development Committee — Craig G. Naylor, Chairman; John D. Englar, and Raymond J. Milchovich

Corporate Governance & Public Issues Committee — David N. Farr, Chairman; Oscar De Paula Bernardes Neto, and John D. Opie

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors selected Ernst & Young LLP to serve as independent public accountants. Ernst & Young LLP completed its 2006 and 2007 engagements with the issuance of its audit report and assessment of internal controls, included herein.

The following table breaks out the components of aggregate fees billed or expected to be billed to Delphi by Ernst & Young LLP and affiliates (collectively, “E&Y”) for audit services related to their 2007 and 2006 audits and other services performed in 2007 and 2006:

	2007	2006
	(dollars in millions)

Audit Fees	$18.3	$17.9
Audit-Related Fees	1.9	1.3
Tax Fees	1.7	0.7
All Other Fees	—	—

Total	$21.9	$19.9
Memo: Ratio of Tax and All Other Fees to Audit and Audit-Related Fees	0.0:1	0.0:1
Percentage of Aggregate Fees which were Audit or Audit-Related	92%	96%

Audit fees related primarily to the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q, statutory audits of certain of the Company’s subsidiaries, attestation of management’s assessment of internal control over financial reporting as of December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and various attest services.

Audit-related fees in 2007 and 2006 related primarily to audits of carve-out financial statements and agreed upon procedures engagements.

Tax fees related to the following:

1.	Tax compliance services such as assistance with tax return filing and preparation of required documentation in certain foreign countries, totaling $0.2 million in 2007 ($0.4 million in 2006).

2.	Tax planning, advice and other tax-related services including assistance with tax audits and appeals, general tax advice in the U.S. and certain foreign countries, and customs reports in Mexico, totaling $1.5 million in 2007 ($0.3 million in 2006).

In considering the nature of the services provided by E&Y in 2007 and 2006, the Audit Committee determined that they are compatible with their provision of independent audit services. The Audit Committee discussed these services with E&Y and management to determine that they are permitted under the rules and regulations concerning auditor independence, promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by E&Y in 2007 and 2006 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures adopted by the Committee. This policy delineates the allowable audit, audit-related, tax, and other services which the independent auditor may perform. Prior to the beginning of each year, the Vice President of Corporate Audit Services (or the Chief Tax Officer in the case of tax services) develops a detailed description of the services to be performed by the independent auditor in each of these categories in the following year. This Service List is presented to the Audit Committee for approval. Services provided by E&Y during the following year that are included on the Service List and were approved in this manner are considered to have been pre-approved by the policies and procedures of the Audit Committee. Any requests for audit, audit-related and tax services not contemplated on the Service List and all other services must be submitted to the Committee for pre-approval as they arise during the year and cannot commence until such approval has been granted. Normally, this is done at regularly scheduled meetings, but approval authority between meetings has been delegated to the Chairman. On a regular quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date, the forecast for the calendar year and the projected ratio of tax and all other fees to audit and audit-related fees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Exhibit Name

(2)(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(b)	Certificate of Ownership and Merger, dated March 13, 2002, merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.

Exhibit
Number	Exhibit Name

(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit 4(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005, as amended by the Second Amendment thereto, which is incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K dated January 18, 2007, as amended by the Third Amendment thereto, dated August 2, 2007, which is incorporated by reference to Delphi’s Report on Form 10-Q, dated June 30, 2007, as amended by the Fourth Amendment thereto, dated December 10, 2007, which is incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K, dated December 10, 2007.
(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(4)(c)	Terms of the, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
(4)(e)	Terms of the 6.50% Notes due 2013, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated July 22, 2003 and filed July 25, 2003.
(4)(f)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(g)	Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(4)(h)	Terms of 8 1/4% junior subordinated notes due 2033, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated October 21, 2003 and filed October 23, 2003.
(4)(i)	Terms of adjustable rate junior subordinated notes due 2033, incorporated by reference to Exhibit 4.3 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(d)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.

Exhibit
Number	Exhibit Name

(10)(e)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(f)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(g)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(h)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(i)	Delphi Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(j) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.*
(10)(j)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(k)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(l)	Supplemental Executive Retirement Program, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*
(10)(m)	Stock Option Plan for Non-Executives, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.
(10)(n)	Delphi Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 4(d) to Delphi’s Registration Statement on Form S-8 (Registration No. 333-116729).*
(10)(o)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10(c) to Delphi Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.*
(10)(p)	2005 Executive Retirement Incentive Program Agreement dated May 13, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
(10)(q)	Special Separation Agreement & Release dated May 13, 2005 incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on May 18, 2005.*
(10)(r)	Offer letter outlining Mr. Robert S. Miller salary and benefits dated June 22, 2005, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on June 23, 2005.*
(10)(s)	Form of Employment Agreement for Officers of Delphi Corporation, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on October 7, 2005.*
(10)(t)	Employment Agreement with an Executive Officer dated October 5, 2005, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed on October 14, 2005.*
(10)(u)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered February 17, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on February 23, 2006.*
(10)(v)	UAW-GM-Delphi Special Attrition Program agreement, dated March 22, 2006, among Delphi, General Motors Corporation and the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 27, 2006.

Exhibit
Number	Exhibit Name

(10)(w)	Supplement to UAW-GM-Delphi Special Attrition Program Agreement dated March 22, 2006, incorporated by reference to Exhibit 10(d) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(x)	IUE-CWA-GM-Delphi Special Attrition program, dated June 16, 2006, incorporated by reference to Exhibit 10(e) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(y)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered July 21, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on July 27, 2006.*
(10)(z)	Revolving Credit, Term Loan, and Guaranty Agreement, dated as of January 9, 2007, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on January 12, 2007.
(10)(aa)	First Amendment to Revolving Credit, Term Loan, and Guaranty Agreement dated as of March 29, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 29, 2007.
(10)(ab)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered March 29, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 30, 2007.*
(10)(ac)	Final Order entered by the United States Bankruptcy Court for the Southern District of New York on May 31, 2007 to secure the conditional funding waivers from the IRS, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed June 4, 2007.
(10)(ad)	Agreement between Delphi Corporation’s indirect wholly owned Spanish Subsidiary, Delphi Automotive Systems España, S.L. (“DASE”) and Adalberto Canadas Castillo and Enrique Bujidos (of PricewaterhouseCoopers Spain), and, thereafter, Fernando Gómez Martín (the “DASE Receivers”), and the workers’ councils and unions representing the affected employees, dated July 4, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed July 19, 2007.
(10)(ae)	Memorandum of Understanding between Delphi Corporation and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and General Motors Corporation, dated June 22, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed July 20, 2007.
(10)(af)	Agreement between Delphi Corporation and Appaloosa Management L.P.; Harbinger Capital Partners Master Fund I, Ltd.; and Pardus Capital Management, L.P. as well as Merrill Lynch, Pierce, Fenner & Smith Inc.; UBS Securities LLC; and Goldman Sachs & Co., dated August 3, 2007, incorporated by reference to Exhibit 10(d) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(10)(ag)	Memorandum of Understanding between Delphi Corporation and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America and General Motors Corporation, dated August 5, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed August 22, 2007.
(10)(ah)	Memorandum of Understanding between Delphi Corporation and the International Association of Machinists and Aerospace Workers and its District 10 and Tool and Die Makers Lodge 78 and General Motors Corporation, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
(10)(ai)	Memorandum of Understanding between Delphi Corporation and the International Brotherhood of Electrical Workers and its Local 663 and General Motors Corporation, relating to Delphi Electronics and Safety, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.

Exhibit
Number	Exhibit Name

(10)(aj)	Memorandum of Understanding between Delphi Corporation and the International Brotherhood of Electrical Workers and its Local 663 and General Motors Corporation, relating to Delphi’s Powertrain division, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
(10)(ak)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 18S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
(10)(al)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 101S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
(10)(am)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 832S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed August 22, 2007.
(10)(an)	Memorandum of Understanding between Delphi Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L and General Motors Corporation, relating to Delphi’s operations at Home Avenue, dated August 16, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed September 4, 2007.
(10)(ao)	Memorandum of Understanding between Delphi Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L and General Motors Corporation, relating to Delphi’s operations at Vandalia, dated August 16, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed September 4, 2007.
(10)(ap)	Order entered by the United States District Court to preliminarily certify the class and approving the settlement of the Multidistrict Litigation, including the Stipulation and Agreement of Settlement With Certain Defendants — Securities, Stipulation and Agreement of Settlement With Certain Defendants — ERISA Actions, and Stipulation and Agreement of Insurance Settlement, each dated August 31, 2007, incorporated by reference to Exhibit 99(a), 99(b), and 99(c), respectively, to Delphi’s Report on Form 8-K filed September 5, 2007.
(10)(aq)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered October 3, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on October 5, 2007.*
(10)(ar)	Third Amendment to Revolving Credit, Term Loan, and Guaranty Agreement dated as of November 20, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on November 21, 2007.
(10)(as)	Amendment to the Agreement between Delphi Corporation and Appaloosa Management L.P.; Harbinger Capital Partners Master Fund I, Ltd.; and Pardus Capital Management, L.P. as well as Merrill Lynch, Pierce, Fenner & Smith Inc.; UBS Securities LLC; and Goldman Sachs & Co. (together with Exhibit 10 (am) in this Annual Report, the “EPCA”), dated December 10, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K/A filed on December 12, 2007.
(10)(at)	Stipulation Modifying Agreement of Settlement With Certain Defendants — Securities Actions, entered into January 17, 2008, incorporated by reference to Exhibit 99(f) to Delphi’s Report on Form 8-K filed on January 30, 2007.
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2007, 2006, 2005, 2004, and 2003.
(16)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K/A filed on December 19, 2005.

Exhibit
Number	Exhibit Name

(21)	Subsidiaries of Delphi Corporation
(23)(a)	Consent of Deloitte & Touche LLP
(23)(b)	Consent of Ernst & Young LLP
(31)(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to Exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to Exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delphi Corporation
(Registrant)

By:	/s/ Rodney O’Neal
(Rodney O’Neal, Chief Executive Officer & President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 19, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Rodney O’Neal (Rodney O’Neal)	Chief Executive Officer & President (Principal Executive Officer)

/s/ Robert J. Dellinger (Robert J. Dellinger)	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Thomas S. Timko (Thomas S. Timko)	Chief Accounting Officer & Controller (Principal Accounting Officer)

/s/ Robert S. Miller, Jr. (Robert S. Miller, Jr.)	Executive Chairman of the Board of Directors

/s/ Oscar de Paula Bernardes Neto (Oscar de Paula Bernardes Neto)	Director

/s/ Robert H. Brust (Robert H. Brust)	Director

/s/ John. D. Englar (John. D. Englar)	Director

/s/ David N. Farr (David N. Farr)	Director

SIGNATURES (concluded)

/s/ Raymond J. Milchovich (Raymond J. Milchovich)	Director

/s/ Craig G. Naylor (Craig G. Naylor)	Director

/s/ John H. Walker (John H. Walker)	Director

/s/ Martin E. Welch III (Martin E. Welch III)	Director