Form 10-Q
period 2008-03-31
DELPHI CORP
filed 2008-05-09
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑.  Accelerated filer ☐.  Non-Accelerated filer ☐.  Smaller reporting company ☐.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.     No ☑.

As of March 31, 2008 there were 564,176,022 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$1,641	$2,163
Other customers	3,611	3,519

Total net sales	5,252	5,682

Operating expenses:
Cost of sales, excluding items listed below	4,897	5,306
U.S. employee workforce transition program charges (credit)	36	(6)
Depreciation and amortization	222	233
Selling, general and administrative	364	364

Total operating expenses	5,519	5,897

Operating loss	(267)	(215)
Interest expense (contractual interest expense for the three months ended March 31, 2008 and 2007 was $129 million and $124 million, respectively)	(110)	(90)
Loss on extinguishment of debt	—	(23)
Other income, net	19	20
Reorganization items	(109)	(39)

Loss from continuing operations before income taxes, minority interest and equity income	(467)	(347)
Income tax expense	(63)	(46)

Loss from continuing operations before minority interest and equity income	(530)	(393)
Minority interest, net of tax	(11)	(12)
Equity income, net of tax	11	14

Loss from continuing operations	(530)	(391)
Loss from discontinued operations, net of tax	(59)	(142)

Net loss	$(589)	$(533)

Basic and diluted loss per share:
Continuing operations	$(0.94)	$(0.70)
Discontinued operations	(0.10)	(0.25)

Basic and diluted loss per share	$(1.04)	$(0.95)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
	(Unaudited)	2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,310	$1,036
Restricted cash	175	173
Accounts receivable, net:
General Motors and affiliates	1,226	1,257
Other	2,991	2,637
Inventories, net:
Productive material, work-in-process and supplies	1,341	1,312
Finished goods	503	496
Other current assets	592	588
Assets held for sale (Note 4)	655	720

Total current assets	8,793	8,219
Long-term assets:
Property, net	3,820	3,863
Investments in affiliates	387	387
Goodwill	406	397
Other	798	801

Total long-term assets	5,411	5,448

Total assets	$14,204	$13,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 11)	$4,212	$3,495
Accounts payable	2,960	2,904
Accrued liabilities (Note 8)	2,401	2,281
Liabilities held for sale (Note 4)	426	412

Total current liabilities	9,999	9,092
Long-Term liabilities:
Other long-term debt (Note 11)	62	59
Employee benefit plan obligations (Note 13)	475	443
Other (Note 8)	1,201	1,185

Total long-term liabilities	1,738	1,687
Liabilities subject to compromise (Note 10)	16,363	16,197

Total liabilities	28,100	26,976

Commitments and contingencies (Note 18) Minority interest	164	163
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2008 and 2007	6	6
Additional paid-in capital	2,748	2,756
Accumulated deficit	(15,690)	(14,976)
Accumulated other comprehensive loss:
Employee benefit plans (Note 13)	(1,721)	(1,679)
Other	611	446

Total accumulated other comprehensive loss	(1,110)	(1,233)
Treasury stock, at cost (850 thousand and 1.5 million shares in 2008 and 2007, respectively)	(14)	(25)

Total stockholders’ deficit	(14,060)	(13,472)

Total liabilities and stockholders’ deficit	$14,204	$13,667

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Cash flows from operating activities:
Net loss	$(589)	$(533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	233
Deferred income taxes	(4)	3
Pension and other postretirement benefit expenses	185	249
Equity income	(11)	(14)
Reorganization items	109	39
U.S. employee workforce transition program charges (credit)	36	(6)
Loss on extinguishment of debt	—	23
Loss on assets held for sale	30	—
Changes in operating assets and liabilities:
Accounts receivable, net	(395)	(574)
Inventories, net	(50)	(3)
Other assets	18	(55)
Accounts payable	176	304
Accrued and other long-term liabilities	108	131
Other, net	37	(21)
U.S. employee workforce transition program payments	(71)	(481)
U.S. employee workforce transition program reimbursement by GM	—	264
Pension contributions	(68)	(92)
Other postretirement benefit payments	(66)	(40)
Net payments for reorganization items	(16)	(30)
Dividends from equity investments	5	—
Discontinued operations (Note 4)	54	189

Net cash used in operating activities	(290)	(414)

Cash flows from investing activities:
Capital expenditures	(255)	(178)
Proceeds from sale of property	21	10
Proceeds from sale of non-U.S. trade bank notes	62	36
Proceeds from divestitures, net	87	—
Increase in restricted cash	(2)	—
Other, net	3	(10)
Discontinued operations	(70)	(14)

Net cash used in investing activities	(154)	(156)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility, net of issuance cost	—	2,739
Repayments of borrowings under debtor-in-possession facility	—	(250)
Repayments of borrowings under prepetition term loan facility	—	(988)
Repayments of borrowings under prepetition revolving credit facility	—	(1,508)
Net borrowings under refinanced debtor-in-possession facility	452	327
Net borrowings under other debt agreements	210	62
Dividend payments of consolidated affiliates to minority shareholders	(7)	(7)
Discontinued operations	11	—

Net cash provided by financing activities	666	375

Effect of exchange rate fluctuations on cash and cash equivalents	52	12

Increase (decrease) in cash and cash equivalents	274	(183)
Cash and cash equivalents at beginning of period	1,036	1,608

Cash and cash equivalents at end of period	$1,310	$1,425

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Net loss	$(589)	$(533)
Other comprehensive income:
Currency translation adjustments, net of tax	69	26
Net change in unrecognized gain on derivative instruments, net of tax	96	3
Employee benefit plans adjustment, net of tax	(30)	—

Other comprehensive income	135	29

Comprehensive loss	$(454)	$(504)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”), is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s most significant customer is General Motors Corporation (“GM”) and North America and Europe are its most significant markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s consolidated financial statements and notes thereto included in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi has segregated those items as outlined above for all reporting periods subsequent to October 8, 2005.

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) to reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007. The Court confirmed Delphi’s plan of reorganization, as amended, on January 25, 2008; however, Delphi has not yet consummated its confirmed plan of reorganization and is continuing to work with its stakeholders to further amend the plan. Depending on the extent and nature of any further proposed amendments, the plan of reorganization may not be consummated necessitating Delphi and certain of its U.S. subsidiaries to continue as “debtors-in-possession” in chapter 11 longer than initially anticipated. Consummation of a confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of consummation of a confirmed plan of reorganization.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the quarter ended March 31, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million during the quarter ended March 31, 2008. This interest expense was calculated through January 25, 2008, the confirmation date of the plan of reorganization. This estimate is based on numerous factual and legal assumptions. At March 31, 2008, Delphi had accrued interest of $425 million in accrued liabilities in the accompanying balance sheet for prepetition claims. Upon consummation of the confirmed plan of reorganization discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, the interest accrued for prepetition claims will be discharged at the emergence date; however, as noted above, Delphi has not yet consummated its confirmed plan and is continuing to work with its stakeholders to further amend the plan accordingly, and there can be no assurances that these estimates will not change as a result of changes to the plan.

Use of Estimates — Preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the first quarter of 2008, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, workers’ compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or Delphi’s review of appraisals. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. During the first quarter of 2008 and 2007, Delphi recorded asset impairment charges of $3 million and $160 million, respectively, of which $3 million and $6 million, respectively, were recorded in depreciation and amortization and included in loss from continuing operations and $154 million was recorded in loss from discontinued operations for the first quarter of 2007. Refer to Note 4. Discontinued Operations for more information.

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

Amounts have been derived from the consolidated financial statements and accounting records of Delphi using the historical basis of assets and liabilities to be disposed of and historical results of operations related to Delphi’s global steering and halfshaft businesses (the “Steering Business”) and its interiors and closures product line (the “Interiors and Closures Business”). The sale of the U.S. operations and certain of the non-U.S. operations of the Steering Business will be sales of assets and will include (i) all assets, except for cash, deferred tax assets, and intercompany accounts, and (ii) all liabilities, except for debt, deferred tax liabilities, intercompany accounts, U.S. pension and other postretirement benefit liabilities, accrued payroll, and certain employee benefit accounts. The sale of certain non-U.S. operations of the Steering Business will be stock sales and will include all assets and liabilities for the sites with purchase price adjustments for cash, debt, and certain other accounts. The sale of the Interiors and Closures Business closed on February 29, 2008. The majority of the Interiors and Closures Business sale were asset sales and the buyer assumed inventory, fixed assets, non-U.S. pension liabilities and an investment in a joint venture in Korea.

While the historical results of operations of the Steering Business and the Interiors and Closures Business include general corporate allocations of certain functions historically provided by Delphi, such as accounting, treasury, tax, human resources, facility maintenance, and other services, no amounts for these general corporate retained functions have been allocated to the loss from discontinued operations in the statements of operations. Delphi expects to retain certain employee pension and other postretirement benefit liabilities for the Steering Business and these liabilities were not allocated to liabilities held for sale in the balance sheets. Expenses related to the service cost of employee pension and other postretirement benefit plans, however, were allocated to discontinued operations in the statements of operations, because Delphi will not continue to incur such related expense subsequent to the divestiture of these businesses. Allocations have been made based upon a reasonable allocation method.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company utilized the fair value measures of SFAS 157 in accounting for its marketable securities and derivative net assets. The adoption of the new definition of fair value pursuant to SFAS 157 did not have a significant impact on Delphi’s financial statements. Refer to Note 15. Fair Value Measurements for the disclosures required by SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires, among other things, an employer to measure the funded status of its defined benefit pension and other postretirement benefits plans as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. Historically, Delphi has measured the funded status of its U.S. retiree health care benefit plans and certain international pension plans as of September 30 of each year. Delphi adopted the measurement date provisions of SFAS 158 as of January 1, 2008, which resulted in adjustments that increased pension and other postretirement benefit liabilities by $139 million, the accumulated deficit by $129 million and increased accumulated other comprehensive loss by $10 million.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. Delphi adopted SFAS 159 as of January 1, 2008 and did not elect the fair value option for any financial instruments upon adoption of SFAS 159.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Earlier adoption is encouraged. Delphi is currently evaluating the requirements of SFAS 161, and has not yet determined the impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1 (“FSP SOP 90-7-1”), An Amendment of AICPA Statement of Position 90-7. FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

On September 6, 2007, Delphi filed a proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. Through November 2007, the Court granted additional requests by Delphi to further continue the hearing on the adequacy of the Disclosure Statement to allow Delphi to negotiate potential amendments to the Plan and the related agreements with its stakeholders, including the comprehensive agreements reached with GM and the Equity Purchase and Commitment Agreement (“July EPCA”) between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”). On December 3, 2007, Delphi filed further potential amendments to the Plan, the comprehensive agreements reached with GM, the July EPCA, and the related Disclosure Statement and on December 4, 2007 Delphi announced that it had reached agreement in principle on these amendments with the Creditors’ Committee, the Equity Committee, GM, and the Investors. After a hearing on the adequacy of the proposed Disclosure Statement in December of 2007, Delphi filed its first amended joint Plan of Reorganization (the “Amended Plan”) and its first amended Disclosure Statement with respect to the Amended Plan (the “Amended Disclosure Statement”). The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. On December 10, 2007, Delphi and the Investors entered into an amendment to the July EPCA (the “EPCA Amendment” and together with the July EPCA and all schedules and exhibits thereto, the “EPCA”). After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2008, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order which was entered on January 25, 2008 and that order became final on February 4, 2008.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On March 31, 2006, Delphi announced its transformation plan centered around five key elements, each of which is also addressed in its Amended Plan and the series of settlement agreements it embodies. The progress on each element is discussed below.

Labor — Modify Delphi’s labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements have already become effective, and the remaining portions will not become effective until the effectiveness of the Global Settlement Agreement, as amended (the “GSA”), and the Master Restructuring Agreement, as amended (the “MRA”), with GM and upon substantial consummation of the Amended Plan as confirmed by the Court. The Amended Plan incorporates, approves, and is consistent with the terms of each agreement.

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 12. U.S. Employee Workforce Transition Programs for more information.

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

Delphi and GM have entered into comprehensive settlement agreements consisting of the GSA and the MRA. The GSA and the MRA comprised part of the Amended Plan and were approved in the order confirming the Amended Plan on January 25, 2008. The GSA and MRA are not effective until and unless Delphi emerges from chapter 11. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA. These agreements will result in a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will account for the impact of the GSA or the MRA when the conditions of the agreements are satisfied, which will likely occur upon emergence from chapter 11.

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

The GSA is intended to resolve outstanding issues between Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. On November 14, 2007 and again on December 3, 2007, Delphi entered into amendments to both the GSA and the MRA. These agreements, as amended, provide for a comprehensive settlement of all outstanding issues between Delphi and GM, including (other than ordinary course matters): litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999; certain post-separation claims and disputes between Delphi and GM; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under Delphi’s Amended Plan; and various other legacy issues.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will assume approximately $7 billion of certain post-retirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as practicable following the effective date of the Amended Plan, as provided in the union settlement agreements, and GM’s Hourly Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employee Pension Plan, as set forth in the union settlement agreements;

•	Shortly after the effectiveness of the Amended Plan, GM will receive an interest bearing note from Delphi in the amount of $1.5 billion which is expected to be paid promptly following effectiveness;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

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

The GSA and MRA may be terminated by the Company or GM because the effective date of the Amended Plan did not occur by March 31, 2008 and the EPCA was terminated. As of the date hereof, neither Delphi nor GM has terminated the GSA or the MRA.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with Delphi’s new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. Effective November 1, 2006, in connection with the Company’s continuous evaluation of its product portfolio, it decided that the power products business no longer fit within the Company’s future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group. With the exception of the catalyst product line (included in the Powertrain Systems segment), and the steering and halfshaft product lines and interiors and closures product lines (included in discontinued operations), the Company’s non-core product lines are included in the Automotive Holdings Group segment, refer to Note 17. Segment Reporting.

Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders to carefully manage the transition of affected product lines and manufacturing sites. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

During the first quarter of 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line, the global bearings business and the U.S. suspensions business and closed on the sales of the interiors and closures product line and the North American brake components machining and assembly assets. Refer to Note 4. Discontinued Operations and Note 5. Divestitures for more information.

Costs recorded in the first quarter of 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets and employee termination benefits and other exit costs as further described in Note 4. Discontinued Operations and Note 6. Employee Termination Benefits and Other Exit Costs.

Cost Structure — Transform the salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with Delphi’s product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services and information technology outsourcing activities, reduction in its global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, Delphi does not expect to fully realize substantial savings until 2009 and beyond.

Pensions — Devise a workable solution to the current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

Delphi’s discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11 culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of emergence contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM.

On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. The IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Amended Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The waivers were required, at that time, to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. Absent the waivers, the transfer to GM could have triggered an obligation on the part of the Debtors to make cash contributions to the Hourly Plan which would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver, which would have expired if Delphi did not emerge from chapter 11 by February 29, 2008. The Court authorized two additional funding waivers which authorized Delphi to defer funding contributions due under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”) until May 9, 2008. On April 4, 2008, the IRS and the PBGC modified the 2006 Waivers and the 2007 Hourly Plan Waiver by extending the date by which Delphi must emerge from chapter 11 to May 9, 2008.

Delphi did not seek extension past May 9, 2008 of the 2006 Waivers or the 2007 Hourly Plan Waiver. Delphi believes that ERISA and the Code will still, under most circumstances, post June 15, 2008, permit the Company to be able to effect the planned transfer of hourly pension obligations to GM in an economically efficient manner. However, by permitting the waivers to lapse Delphi is exposed to excise taxes as a result of accumulated funding deficiencies for the plan years ended September 30, 2005 and 2006 of approximately

$170 million and $1.2 billion, respectively. Accordingly, the IRS may assert against Delphi excise taxes in the approximate amounts of $17 million and $122 million for plan years ended September 30, 2005 and 2006, respectively. Also, should Delphi not meet its minimum funding requirements on or before June 15, 2008, the accumulated funding deficiency would be approximately $2.4 billion for the plan year ended September 30, 2007, which could lead to the IRS further asserting additional excise taxes of approximately $244 million. If the accumulated funding deficiency is not corrected after Delphi receives the assessments, an excise tax of up to 100% may be assessed at the discretion of the IRS. Assuming Delphi is assessed an excise tax for all plan years through 2007, the total range of exposure would approximate between $380 million and $3.8 billion.

Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits attributable to prepetition service while in chapter 11 and that it has made all required payments for postpetition service. Delphi further believes that as a result, it is not liable for any penalty excise taxes that may be assessed by the IRS. Delphi believes that its ultimate emergence from chapter 11 will result in a consensual resolution of its pension funding obligations, and given the significant uncertainty surrounding the outcome of the excise tax assessment and the potential for Delphi to litigate this matter, if necessary, management has concluded that an unfavorable outcome is not currently probable. Accordingly, as of March 31, 2008, no amounts have been recorded for any excise tax assessment.

Pursuant to the pertinent terms of the waivers, as modified, Delphi provided to the PBGC letters of credit, effective June 16, 2007, in favor of the Hourly and Salaried Plans in the amount of $100 million to support funding obligations under the Hourly Plan (increased to $112.5 million pursuant to the waiver extension granted March 28, 2008) and $50 million to support funding obligations under the Salaried Plan. In exchange for extension of the waivers on April 4, 2008, the Company extended the term of the previously issued letters of credit to May 23, 2008, and increased the face amount of the letter of credit in favor of the Hourly Plan by $10 million to $122.5 million effective April 16, 2008. Due to the expiration of the waivers, the PBGC has informed Delphi that it intends to draw against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans. The cash proceeds from the letters of credit will be recognized as Delphi funding contributions to the plans.

The Company has represented that it currently intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from chapter 11. Assuming a consensual funding plan is achieved, the Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi committed to freeze the Hourly and Salaried Plans effective at the end of the month following emergence from chapter 11. Refer to Note 13. Pension and Other Postretirement Benefits for more information.

The Amended Plan of Reorganization

On April 4, 2008, Delphi announced that although the Debtors had met the conditions required to substantially consummate the Amended Plan (as modified by the Court’s final confirmation order), including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed and refused to fund the EPCA. The Debtors are prepared to pursue any and all available equitable and legal remedies with respect to the Investors that are in the best interests of the Debtors and their stakeholders, and are working with their stakeholders to achieve their goal of emergence from chapter 11 as soon as practicable.

Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization is extended until 30 days after substantial consummation of the Amended Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Amended Plan (as modified) is extended until 90 days after substantial consummation of the

Amended Plan (as modified) or any modified plan. Notwithstanding the foregoing, the Debtors’ exclusive period for filing a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including August 31, 2008 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including October 31, 2008.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the EPCA, the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund the EPCA, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

The EPCA also included certain corporate governance provisions for the reorganized Company, each of which was incorporated into Delphi’s Amended Plan. The EPCA also incorporated Delphi’s earlier commitment to preserve its salaried and hourly defined benefit U.S. pension plans and to fund required contributions to the plans that were not made in full as permitted under the Bankruptcy Code.

The EPCA was subject to the satisfaction or waiver of numerous conditions, including the condition that an affiliate of Appaloosa was reasonably satisfied with the terms of certain material transaction documents (evidenced by an affiliate of Appaloosa not delivering a deficiency notice), to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company and receipt of proceeds from the sale of preferred stock, exit financing and the discount rights offering sufficient to fund the transaction contemplated by the EPCA and certain related transactions. Other conditions to closing included release and exculpation of each Investor as set forth in the EPCA Amendment; that the Company would have undrawn availability of $1.4 billion including a letter of credit carve out and reductions under a borrowing base formula; that the Company’s pro forma interest expense during 2008 on the Company’s indebtedness, as defined in the EPCA, would not exceed $585 million; that scheduled Pension Benefit Guarantee Corporation liens were withdrawn; and that the aggregate amount of trade and unsecured claims could be no more than $1.45 billion (subject to certain waivers and exclusions).

An affiliate of Appaloosa could terminate the EPCA, including, at any time on or after April 5, 2008, if the Amended Plan had not become effective; if the Company had changed its recommendation or approval of the transactions contemplated by the EPCA, the Amended Plan terms or the settlement with GM in a manner adverse to the Investors or approved or recommended an alternative transaction; or if the Company had entered into any agreement, or taken any action to seek Court approval relating to any plan, proposal, offer or transaction, that was inconsistent with the EPCA, the settlement with GM or the Amended Plan. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company could be obligated to pay the Investors $83 million plus certain transaction expenses as described in the immediately following paragraph.

The Company would be required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA was terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdrew its recommendation of the transaction or the Company willfully breached the EPCA, and within the next 24 months thereafter, the Company then agreed to an alternative investment transaction.

On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its First Amended Joint Plan of Reorganization, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter dated April 4, 2008, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA, that Appaloosa is entitled to terminate the EPCA and that the Investors are entitled to be paid the fee of $83 million plus certain expenses and other amounts. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Unsecured Creditors and Equity Committees in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA.

On April 5, 2008, Appaloosa delivered to Delphi a letter described as “a supplement to the April 4 Termination Notice,” stating “this letter constitutes a notice of an additional ground for termination” of the EPCA. The April 5 letter stated that because the EPCA had not become effective on or before April 4, 2008 it was grounds for its termination.

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, including the commencement of legal action in the Court to seek all appropriate relief, including specific performance by the Investors of their obligations under the EPCA.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company has also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA as described above, Delphi recognized $79 million of expense related to these fees and other expenses during the first quarter of 2008.

The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Amended Plan (as modified), as the terms of any future confirmed plan of reorganization, as the U.S. labor agreements, and as the GSA, and the MRA become effective. In the event the Debtors are unable to consummate the Amended Plan (as modified), the cost will be recognized as the aforementioned agreements become effective as elements of any future confirmed plan of reorganization. The Amended Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A. Risk Factors and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder Delphi’s ongoing business activities and its ability to operate, fund and execute Delphi’s business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. As approved by the Court on January 25, 2008, the Debtors sold investments in non-Debtor affiliates in the amount of $1.4 billion to a non-Debtor affiliate and received a note receivable from non-Debtor affiliates, of which $0.2 billion is included in current assets and $1.2 billion is included in long-term assets.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the quarter ended March 31, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million during the quarter ended March 31, 2008. This interest expense was calculated through January 25, 2008, the confirmation date of the plan of reorganization. This estimate is based on numerous factual and legal assumptions. At March 31, 2008, Delphi had accrued interest of $425 million in accrued liabilities in the accompanying balance sheet for prepetition claims.

U.S. Employee Workforce Transition Programs — The workforce transition programs offer buy-down payments for eligible traditional employees who do not elect the attrition or flowback options and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability in 2007. In the first quarter of 2008, the wage asset and liability were increased by $3 million to reflect the final terms of certain divestitures. At March 31, 2008, $84 million was recorded in other current assets and $199 million was recorded in other long-term assets in the accompanying balance sheet, net of $21 million of amortization expense recorded in the first quarter of 2008, of which $1 million was recorded in loss from discontinued operations. In addition, $16 million was recorded in U.S. employee workforce transition program charges to reflect costs under the workforce transition programs in excess of amounts previously estimated. Refer to Note 12. U.S. Employee Workforce Transition Programs for more information.

Assets Held for Sale — The assets held for sale by the Debtors include the net assets held for sale of the Non-debtor affiliates of $335 million which was reclassified from investments in non-Debtor affiliates.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended
	March 31
	2008	2007
	(in millions)

Net sales	$2,328	$3,287

Operating expenses:
Cost of sales, excluding items listed below	2,453	3,322
U.S. employee workforce transition program charges (credit)	36	(6)
Depreciation and amortization	115	137
Selling, general and administrative	225	236

Total operating expenses	2,829	3,689

Operating loss	(501)	(402)
Interest expense (contractual interest expense for the three months ended March 31, 2008 and 2007 was $113 million and $112 million, respectively)	(95)	(79)
Loss on extinguishment of debt	—	(23)
Other income, net	—	12
Reorganization items, net	(100)	(31)

Loss from continuing operations before income tax expense and equity income	(696)	(523)
Income tax expense	(3)	(4)

Loss from continuing operations before equity income	(699)	(527)
Equity income from non-consolidated affiliates, net of tax	7	14

Loss from continuing operations before discontinued operations and equity income from non-Debtor affiliates	(692)	(513)
Loss from discontinued operations, net of tax	(82)	(123)
Equity income from non-Debtor affiliates, net of tax	185	103

Net loss	$(589)	$(533)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	March 31,
	2008	December 31,
	(Unaudited)	2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$47	$113
Restricted cash	125	125
Accounts receivable, net:
General Motors and affiliates	900	972
Other third parties	708	623
Non-Debtor affiliates	245	250
Notes receivable from non-Debtor affiliates	449	278
Inventories, net:
Productive material, work-in-process and supplies	639	652
Finished goods	156	171
Other current assets	342	385
Assets held for sale	422	475

Total current assets	4,033	4,044
Long-term assets:
Property, net	1,347	1,446
Investments in affiliates	329	331
Investments in non-Debtor affiliates	2,067	3,267
Goodwill	152	152
Notes receivable from non-Debtor affiliates	1,172	—
Other	487	512

Total long-term assets	5,554	5,708

Total assets	$9,587	$9,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable and secured debt in default	$3,231	$2,782
Accounts payable	898	1,007
Accounts payable to non-Debtor affiliates	654	689
Accrued liabilities	1,275	1,328
Liabilities held for sale	193	167

Total current liabilities	6,251	5,973
Debtor-in-possession financing	23	24
Employee benefit plan obligations and other	932	951

Total long-term liabilities	955	975
Liabilities subject to compromise	16,441	16,276

Total liabilities	23,647	23,224

Stockholders’ deficit:
Total stockholders’ deficit	(14,060)	(13,472)

Total liabilities and stockholders’ deficit	$9,587	$9,752

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(555)	$(513)

Cash flows from investing activities:
Capital expenditures	(105)	(64)
Proceeds from sale of property	11	5
Proceeds from divestitures	85	—
Proceeds from notes receivable from non-Debtor affiliates	100	—
Other, net	(12)	(4)
Discontinued operations	(38)	(3)

Net cash provided by (used in) investing activities	41	(66)

Cash flows from financing activities:
Proceeds from refinanced debtor-in-possession facility, net of issuance cost	—	2,739
Repayments of borrowings from debtor-in-possession facility	—	(250)
Repayments of borrowings under prepetition term loan facility	—	(988)
Repayments of borrowings from prepetition revolving credit facility	—	(1,508)
Net borrowings under refinanced debtor-in-possession facility	452	327
Repayments of borrowings under other debt agreements	(4)	(4)

Net cash provided by financing activities	448	316

Decrease in cash and cash equivalents	(66)	(263)
Cash and cash equivalents at beginning of period	113	376

Cash and cash equivalents at end of period	$47	$113

3.	REORGANIZATION ITEMS

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

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Professional fees directly related to reorganization	$29	$43
Interest income	(2)	(4)
Write off of previously capitalized fees or expenses related to the EPCA	79	—
Other	3	—

Total Reorganization Items	$109	$39

For the three months ended March 31, 2008 and 2007, reorganization items resulted in $2 million and $4 million, respectively, of cash received entirely related to interest income. Cash paid for professional fees was approximately $18 million and $34 million, respectively, for the three months ended March 31, 2008 and 2007.

4.	DISCONTINUED OPERATIONS

The Court approval of Delphi’s plan to dispose of the Interiors and Closures Business and the Steering Business triggered held for sale accounting under SFAS 144 in 2007.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). Delphi expects proceeds from the sale and related Transaction Agreement to approximate $250 million. After the conclusion of the sale hearing on February 21, 2008, on February 25, 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Also on February 21, 2008, the Court scheduled a hearing on the sale motion as it pertained to certain proposed contracts to be assumed and/or assigned that were covered by unresolved objections. After the hearing on March 19, 2008 the Court entered an order resolving the certain adjourned objections and applying the terms of the sale order to the parties whose objections had been resolved. A further hearing is scheduled for May 29, 2008, when the Court is anticipated to rule on any outstanding objections relating to certain additional contracts proposed to be assumed and/or assigned in connection with the sale. During the first quarter of 2008, Delphi recorded additional losses of $77 million related to the operations and assets held for sale of the Steering Business. Delphi is working to close the sale as soon as practicable. Any party in compliance with its obligations under the Purchase Agreement may terminate the Purchase Agreement if the transaction does not close by August 23, 2008, with certain exceptions. Delphi expects the transaction to be completed before this date.

Prior to the assets of the Steering Business being classified as held for sale, Delphi recorded asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering Business of $152 million during the first quarter of 2007.

Interiors and Closures Business

Delphi and certain of its affiliates entered into the Interiors and Closures Agreement with Inteva Products, LLC (“Inteva”), a wholly-owned subsidiary of the Renco Group, and certain of its affiliates for the sale of substantially all of the tangible assets primarily used in the Interiors and Closures Business. On January 25, 2008, the Court entered an order approving the assumption and assignment of the executory contracts covered by certain objections, all of which were resolved prior to the January 25, 2008 hearing. On that date, the Court also approved a compromise with Inteva, which facilitates the closing of the sale of the Interiors and Closures Business with Inteva by modifying the payment structure under the Interiors and Closures Agreement in consideration for the waiver of certain of Inteva’s conditions to closing. Delphi closed on the sale of the Interiors and Closures Business to Inteva on February 29, 2008. Delphi received proceeds from the sale of approximately $98 million consisting of $63 million of cash (less $23 million of cash at an overseas entity that was included in the sale) and the remainder in notes at fair value. During the first quarter of 2008, as a result of the operations and sale of the Interiors and Closures Business, Delphi recorded a favorable adjustment of $18 million to the overall loss on the sale of the Interiors and Closures Business due to the results of operations and changes in working capital through the sale closing date of February 29, 2008.

The Interiors and Closures Business, through the date of the sale, and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for the quarters ended March 31, 2008 and 2007. The assets and liabilities of the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2008 and December 31, 2007. The assets and liabilities of the Interiors and Closures Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2007, but are not included in assets and liabilities held for sale as of March 31, 2008 as a result of the sale to Inteva on February 29, 2008.

The results of the discontinued operations are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Sales:
Steering Business	$569	$681
Interiors and Closures Business	241	312

Total sales	$810	$993

Loss before income taxes (including minority interest and equity income, net of tax)	$(55)	$(139)
Provision for income taxes	(4)	(3)

Loss from discontinued operations	$(59)	$(142)

Steering Business	(77)	(154)
Interiors and Closures Business	18	12

Assets and liabilities of the discontinued operations are summarized as follows:

	March 31,	December 31,
	2008	2007
	(in millions)

Current assets:
Cash	$45	$49
Accounts receivable	444	411
Inventory	155	188
Other current assets	10	8
Long term assets:
Property, net	—	48
Other long-term assets	1	16

Assets held for sale	$655	$720

Steering Business	655	594
Interiors and Closures Business	—	126
Current liabilities:
Accounts payable	$265	$271
Accrued liabilities	63	53
Short term debt	57	49
Other long-term liabilities	22	14
Minority interest	19	25

Liabilities held for sale	$426	$412

Steering Business	426	392
Interiors and Closures Business	—	20

Cash flows from operating activities for discontinued operations are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Charge related to assets held for sale	$7	$—
Long lived asset impairment charges	—	154
Pension and other postretirement benefit expenses	11	20
U.S. employee workforce transition program charges	1	—
Changes in net operating assets	35	15

Total	$54	$189

Steering Business	24	181
Interiors and Closures Business	30	8

5.	DIVESTITURES

The results of operations, including the gain or loss on divestitures described below, were not significant to the consolidated financial statements in any period presented.

North American Brake Product Asset Sale

On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan, Spring Hill, Tennessee, Oshawa, Ontario Canada and Saltillo, Mexico facilities. On November 16, 2007, Delphi received Court approval to proceed with the sale of the assets. The sale occurred in the first quarter of 2008. Delphi received proceeds from this sale of approximately $38 million in the first quarter of 2008.

Bearings Business Product Sale

On January 15, 2008, the Debtors filed a motion to sell Delphi’s bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code. On February 21, 2008, the Debtors announced that they had entered into a purchase agreement with Kyklos, Inc., a wholly owned subsidiary of Hephaestus Holdings, Inc. and an affiliate of KPS Special Situations Fund II, L.P. (“Kyklos”), which was the successful bidder at the auction held on February 19, and 20, 2008. The Court entered the order confirming the sale of the Bearings Business to Kyklos on March 19, 2008. The 2007 annual revenues for the Bearings Business were $280 million. During the first quarter of 2008, Delphi recognized a charge of $30 million, included in cost of sales, related to the assets held for sale of the Bearings Business. The sale occurred on April 30, 2008 and Delphi expects proceeds from this sale to approximate $13 million.

U.S. Suspensions Asset Sale

On March 7, 2008, the Debtors filed a motion to sell certain assets of Delphi’s U.S. suspensions business including the machinery, equipment and inventory primarily used and located at its suspension manufacturing facility in Kettering, Ohio (the “Kettering Assets”), to Tenneco Automotive Operating Company Inc. (“Tenneco”) for approximately $19 million and other consideration. On March 20, 2008, the Court approved the bidding procedures for the Kettering Assets, but no further bids were submitted by the bid deadline. On April 30, 2008, the Court entered an order approving the sale of the Kettering Assets to Tenneco. The 2007 annual revenues for the Kettering Assets were $113 million.

Catalyst Product Line Sale

On September 28, 2007, Delphi closed on the sale of its original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore. During the first quarter of 2008, Delphi and Umicore agreed on final working capital adjustments and Delphi received a payment of $9 million, of which $6 million offset a receivable booked during 2007 and $3 million was recorded as a reduction to cost of sales.

6.	EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT COSTS

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

Delphi’s employee termination benefit and other exit costs are undertaken as necessary to execute management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally fall into one of two categories:

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

The following table summarizes the employee termination benefit and other exit cost charges recorded for the three months ended March 31, 2008 and 2007 by operating segment:

	Three Months Ended
	March 31,
Segment	2008	2007
	(in millions)

Electronics & Safety	$28	$2
Powertrain Systems	4	1
Electrical/Electronic Architecture	13	31
Thermal Systems	3	3
Automotive Holdings Group	43	44
Corporate and Other	—	4

Continuing Operations	91	85
Discontinued Operations	35	34

Total	$126	$119

Cost of sales	86	82
Selling, general and administrative expenses	5	3
Loss from discontinued operations	35	34

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during the first quarter of 2008.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electronics & Safety and Automotive Holdings Group segments plan to transfer core products manufactured at a shared location in Portugal to a lower cost market and exit non-core products from that facility and recognized employee termination benefits of $44 million. Additionally, Electronics & Safety, Electrical / Electronic Architecture segment (“E&EA”), Thermal Systems and the Automotive Holdings Group executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $23 million of employee termination benefits and other related exit costs.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $31 million related to the closure of a manufacturing facility in Athens, Alabama during the first quarter of 2008, which related to the Steering Business and was recorded in loss from discontinued operations. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the first quarter of 2008 for involuntary separation and incurred $18 million in related employee termination benefits in the Electronics & Safety, Powertrain Systems, E&EA and Automotive Holdings Group segments.

The following are details of significant charges during the first quarter of 2007.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the E&EA segment announced an involuntary employee separation package due to a planned closure of a manufacturing facility in France for approximately $11 million.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $61 million related to the closure of a manufacturing facility in Cadiz, Spain during the first quarter of 2007, of which $31 million related to the Automotive Holdings Group segment and $30 million related to the Steering Business, which is recorded in loss from discontinued operations. As a part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees, primarily in North America, during the first quarter of 2007 for involuntary separation, and incurred $23 million in related employee termination benefits in the Powertrain Systems, E&EA, and Automotive Holdings Group segments.

7.	WEIGHTED AVERAGE SHARES

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the three months ended March 31, 2008 and 2007, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Weighted average shares outstanding	563,646	561,782
Effect of dilutive securities	—	—

Diluted shares outstanding	563,646	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Anti-dilutive securities	66,696	81,206

8.	LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
	(in millions)

Payroll related obligations	$278	$238
Employee benefits, including current pension obligations	172	185
Accrued income taxes	155	92
Taxes other than income	204	157
Warranty obligations (Note 9)	240	244
U.S. employee workforce transition program (Note 12)	192	234
Manufacturing plant rationalization	253	259
Interest on prepetition claims	425	411
Other	482	461

Total	$2,401	$2,281

Other long-term liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
	(in millions)

Workers compensation	$326	$328
Environmental	88	112
U.S. employee workforce transition program (Note 12)	131	148
Extended disability benefits	73	72
Warranty obligations (Note 9)	314	315
Other	269	210

Total	$1,201	$1,185

9.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2008:

March 31,
2008
(in millions)

Accrual balance at beginning of year	$559
Provision for estimated warranties issued during the period	17
Provision for changes in estimate for preexisting warranties	13
Settlements made during the period (in cash or in kind)	(45)
Foreign currency translation and other	10

Accrual balance at end of period	$554

Approximately $240 million and $244 million of the warranty accrual balance as of March 31, 2008 and December 31, 2007, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $314 million and $315 million of the warranty accrual balance as of March 31, 2008 and December 31, 2007, respectively, is included in other long-term liabilities.

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

The Debtors have been paying and intend to continue to pay undisputed postpetition obligations in the ordinary course of business. In addition, pursuant to the Amended Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. As of April 30, 2008, the Debtors’ have received approximately 16,813 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the Court. As of April 30, 2008, the Debtors have filed twenty-nine omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,400 proofs of claim which asserted approximately $10.1 billion in aggregate liquidated amounts plus additional unliquidated amounts. As of April 30, 2008, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,700 of those claims, which orders reduced the amount of asserted claims by approximately $9.7 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 3,500 claims reducing the aggregate amounts asserted on those claims from $803 million to $561 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Amended Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount less than the $1.45 billion cap specified in the Amended Plan. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases.

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

Liabilities subject to compromise consist of the following:

	March 31,	December 31,
	2008	2007
	(in millions)

Pension obligations.	$3,319	$3,329
Postretirement obligations other than pensions, including amounts payable to GM	9,002	8,786
Debt and notes payable	1,984	1,984
Accounts payable	738	744
Junior subordinated notes due 2033	391	391
GM claim for U.S. employee workforce transition programs	312	312
Securities & ERISA litigation liability (Note 18)	351	351
Other	266	300

Total Liabilities Subject to Compromise	$16,363	$16,197

11.	DEBT

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (the “Revolving Facility”), a $250 million first priority term loan (the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (the “Tranche C Term Loan”). As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded. The Refinanced DIP Credit Facility had a maturity date of July 1, 2008. On May 9, 2008, Delphi entered into an amended and restated DIP credit facility. Refer to Note 19. Subsequent Events for additional information about the amended and restated DIP credit facility. The following describes the terms of the Refinanced DIP Credit Facility as it was in effect during the first quarter of 2008.

Borrowings under the Refinanced DIP Credit Facility were prepayable at Delphi’s option without premium or penalty. As of March 31, 2008, total available liquidity under the Refinanced DIP Credit Facility was approximately $504 million. Also as of March 31, 2008, there was $452 million outstanding under the Revolving Facility and the Company had $270 million in letters of credit outstanding under the Revolving Facility as of that date, including approximately $162.5 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at March 31, 2008. During the first quarter of 2008, Delphi’s availability, as determined by the Borrowing Base Certificate (as defined in the Refinanced DIP Credit Facility), dropped below $500 million. As a result, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate.

The Refinanced DIP Credit Facility included affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The Company does not expect to pay dividends prior to emergence from chapter 11. So long as the Facility Availability Amount (as defined in the Refinanced DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at the levels set forth in the Refinanced DIP Credit Facility. The Refinanced DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Refinanced DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of March 31, 2008. Refer to Note 14. Debt, to the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information on the Refinanced DIP Credit Facility.

Delphi entered into a series of amendments over the course of the loan, and paid amendment fees of 100 basis points, or approximately $45 million, to the lenders in the third quarter of 2007. As of March 31, 2008, $19 million remains deferred in other current assets.

Concurrently with the entry into the Refinanced DIP Credit Facility, the Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”) Delphi entered into on October 14, 2005, as amended through November 13, 2006 (the “Amended DIP Credit Facility”), and the Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”) were terminated. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolving credit facility.

12.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Delphi, GM, and Delphi’s principal labor unions signed settlement agreements during 2007 which included workforce transition programs for eligible union employees (the “Workforce Transition Programs”). Included in certain Workforce Transition Programs were attrition programs similar to the U.S. employee special attrition programs offered in June 2006, which offered certain eligible Delphi employees the following options: (i) normal and early voluntary retirements with lump sum incentive payments, (ii) a pre-retirement program under which certain eligible employees with less than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they will retire without additional incentives, and (iii) buyout payments in amounts dependant upon the amount of seniority or credited service. Certain

Workforce Transition Programs also offered the following options in addition to the attrition programs: (i) flowback rights or special employee placement opportunities with GM to certain eligible Delphi employees who do not elect the attrition options, including a relocation allowance in certain circumstances when plants cease production, (ii) buy-down payments for certain eligible employees who do not elect the attrition option, flowback option, or become employed by GM, and continue to work for Delphi under specified terms, (iii) conversion of temporary employees in Delphi plants to permanent employee status, and (iv) severance payments or supplemental unemployment benefits to eligible employees who are permanently laid off prior to a specified date.

During 2007, Delphi recorded charges for the Workforce Transition Programs of approximately $52 million, which are included in the U.S. employee workforce transition program liability included in current liabilities in the consolidated balance sheet. In the first quarter of 2008, Delphi recorded additional charges of $16 million to reflect costs under the Workforce Transition Programs in excess of amounts previously estimated. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability during 2007. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset is being amortized over the life of the respective union agreements. The corresponding wage liability will be reduced as buy-down payments are made. Based on the GSA with GM, Delphi expects reimbursement for certain costs related to the workforce transition programs, but given that the GSA is not effective until Delphi’s emergence from chapter 11, reimbursement of these costs has not been recorded as of March 31, 2008. GM’s reimbursement for costs associated with incentivized retirements are included in the U.S. labor agreements, which as previously discussed have been approved by the Court and ratified by the respective unions. Therefore, as of March 31, 2008, Delphi has recorded a receivable from GM in the amount of $2 million included in GM and affiliates accounts receivable in the accompanying consolidated balance sheet.

The following table represents the activity in the U.S. employee workforce transition program liability for the three months ended March 31, 2008:

U.S. Employee Workforce Transition Program Liability	(in millions)

Balance at December 31, 2007	$382
U.S. employee workforce transition program charges	16
Buy-down wage liability adjustment	3
Payments	(71)
Pension and other postretirement benefits (Note 13)	(9)
Accretion and other	2

Balance at March 31, 2008	$323

At March 31, 2008 and December 31, 2007, $192 million and $234 million, respectively, of the U.S. employee workforce transition program liability is included in accrued liabilities, and $131 million and $148 million, respectively, is included in other long-term liabilities in the consolidated balance sheet.

The following table represents the activity in the U.S. employee workforce transition program buydown wage asset for the three months ended March 31, 2008:

U.S. Employee Workforce Transition Program Buydown Wage Asset	(in millions)

Balance at December 31, 2007	$301
Buy-down wage asset adjustment	3
Amortization expense	(21)

Balance at March 31, 2008	$283

As of March 31, 2008 and December 31, 2007, $84 million and $80 million, respectively, of the U.S. employee workforce transition program buydown wage asset is included in other current assets and $199 million and $221 million, respectively, is included in other long-term assets in the consolidated balance sheet.

Approximately 10,000 employees elected to flow back to GM and retire as part of the 2006 U.S. employee special attrition program. Although GM agreed to assume certain postretirement healthcare and life insurance coverages for these retirees, due to the volume of retirements, GM was unable immediately to transition these retirees to GM healthcare and life insurance plans. Delphi agreed to administer health and life insurance coverage for these retirees during the transition period and GM agreed to reimburse Delphi for the actual costs of providing such coverage. During 2007, GM overpaid Delphi, and, as of March 31, 2008, Delphi owed GM approximately $10 million for these overpayments. This amount was paid in April 2008.

13.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The Debtors sponsor pension plans covering unionized employees in the U.S., which generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. The Debtors also sponsor defined benefit plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, and the United Kingdom (“UK”). The UK and certain Mexican plans are funded. In addition, Delphi has defined benefit plans in Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded based on the vested benefit obligation.

Delphi also maintains other postretirement benefit plans, which provide covered U.S. hourly and salaried employees with retiree medical and life insurance benefits. Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans; although most participants are covered by government sponsored or administered programs. The annual cost of such non-U.S. other postretirement benefit plans was not significant to Delphi.

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three-month periods ended March 31, 2008 and 2007 for U.S. and non-U.S. salaried and hourly employees excluding the plans in Korea, Turkey and Italy discussed above. The settlements recorded in the first quarter of 2007 were primarily due to renegotiated labor contracts in Mexico. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

					Other
					Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
	(in millions)

Service cost (a)	$41	$48	$11	$12	$7	$21
Interest cost	213	212	23	20	137	135
Expected return on plan assets	(218)	(216)	(23)	(20)	—	—
Settlements	—	—	11	30	—	—
Amortization of prior service costs	7	14	1	1	(27)	(25)
Amortization of actuarial losses	5	25	6	8	11	19

Net periodic benefit cost	$48	$83	$29	$51	$128	$150

(a)	Includes $9 million and $15 million for the three month periods ended March 31, 2008 and 2007, respectively, of costs previously accrued related to the U.S. employee workforce transition programs.

Net periodic benefit cost above reflects $11 million and $20 million that were included in loss from discontinued operations for the month periods ended March 31, 2008 and 2007, respectively.

In September 2006, the FASB issued SFAS 158, which requires, among other things, an employer to measure the funded status of its defined benefit pension and other postretirement benefit plans as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. Historically, Delphi has measured the funded status of its U.S. retiree health care benefit plans and certain international pension plans as of September 30 of each year. Delphi adopted the measurement date provisions of SFAS 158 as of January 1, 2008, and utilized the second transition approach provided under SFAS 158. Under this approach, net periodic benefit cost related to these plans for the period between the most recent measurement date of September 30, 2007 and December 31, 2008, was allocated proportionately between an adjustment of accumulated deficit as of January 1, 2008 and amounts to be recognized as net periodic benefit cost during 2008. The following table summarizes the impact of the adoption of the measurement date provisions of SFAS 158:

	U.S. Retiree	Non-U.S.
	Medical Plans	Pension Plans	Total
	Increase/(Decrease)
	(in millions)

Pension and other postretirement benefit liabilities	$132	$7	$139
Accumulated deficit as of January 1, 2008	$117	$12	$129
Accumulated other comprehensive loss as of January 1, 2008	$15	$(5)	$10

As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. In January 2008 and April 2008, Delphi contributed approximately $45 million and $46 million, respectively, to its U.S. pension plans related to services rendered during the fourth quarter of 2007 and first quarter of 2008, respectively. Under ERISA and the Code, minimum funding payments to the U.S. pension plans of $369 million were due in January and April 2008.

Delphi has been in discussions with the IRS and the PBGC regarding the funding of the Hourly Plan and the Salaried Plan upon emergence from chapter 11. These discussions are meant to achieve a consensual funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. In addition, during 2006 and 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan which were intended to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. The waivers were conditioned on Delphi emerging from chapter 11 and contributing funds to its pension plans on or before May 9, 2008. Delphi did not seek extension past May 9, 2008 of the waivers, and as a result, Delphi may be exposed to an excise tax penalty. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

Assuming a consensual funding plan is achieved, the Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

14.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	(in millions)

Current assets	$85	$40
Non-current assets	18	13

Total assets	$103	$53

Current liabilities	$35	$24
Non-current liabilities	7	—

Total liabilities	$42	$24

The fair value of financial instruments recorded as assets increased from December 31, 2007 to March 31, 2008 primarily due to the increase in copper prices which have increased copper forward rates. The fair value of financial instruments recorded as liabilities increased from December 31, 2007 to March 31, 2008, primarily due to certain unfavorable foreign currency contracts involving the Euro with the U.S. Dollar, Turkish New Lira, and South African Rand.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in OCI as of March 31, 2008, were $148 million pre-tax. Of this pre-tax total, a gain of approximately $120 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $29 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was $1 million gain for the three months ended March 31, 2008 and $2 million loss for the three months ended March 31, 2007. The amount included in cost of sales related to the time value of options was not significant in the three months ended March 31, 2008 and 2007. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was not significant for the three months ended March 31, 2008 and $3 million for the three months ended March 31, 2007.

15.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which partially defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP does not defer recognition and disclosure requirements for financial assets and liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Delphi adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral and expects to adopt the provisions of SFAS No. 157 as of January 1, 2009 for nonfinancial assets and liabilities that are subject to the deferral.

SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS No. 157 also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

a.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

b.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

c.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

As of March 31, 2008, Delphi had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2008	Level 1	Level 2	Level 3
	(in millions)

Available for sale securities	$2	$2	$—	$—
Commodity derivatives	83	—	83	—
Foreign currency derivatives	20	—	20	—

Total	$105	$2	$103	$—

As of March 31, 2008, Delphi had the following liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2008	Level 1	Level 2	Level 3
(in millions)

Foreign currency derivatives	$42	$—	$42	$—

All derivative instruments are required to be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria. The fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Delphi values its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Delphi also considers the credit-worthiness of its derivative counterparties in its determination of fair value.

Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in OCI.

16.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Interest income	$13	$15
Other, net	6	5

Other income, net	$19	$20

17.	SEGMENT REPORTING

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as the Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s five reporting segments, which are grouped on the basis of similar product, market and operating factors follows:

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

Delphi also has non-core steering and halfshaft product lines and interiors and closures product lines that are reported in discontinued operations (the sale of the interiors and closures product line closed on February 29, 2008). Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line was part of Delphi’s Automotive Holdings Group segment. Refer to Note 4. Discontinued Operations for more information.

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

As of December 31, 2007, Delphi transferred responsibility for certain product lines that are no longer considered non-core from the Company’s Automotive Holdings Group segment to the Powertrain Systems, Thermal Systems and Electronics and Safety Systems segments to more directly correspond with management’s internal assessment of each segment’s operating results for purposes of making operating decisions. The reporting segment results shown below have been reclassified to conform to current presentation for comparability with no effect on previously reported consolidated results of Delphi.

Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2008 and 2007.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended:
March 31, 2008
Net sales to GM and affiliates	$349	$308	$403	$296	$195	$90	$1,641
Net sales to other customers	818	866	1,137	251	280	259	3,611
Inter-segment net sales	48	109	44	27	42	(270)	—

Total net sales	$1,215	$1,283	$1,584	$574	$517	$79	$5,252

Depreciation and amortization	$64	$68	$45	$15	$14	$16	$222
Operating (loss) income	$(80)	$(13)	$(6)	$26	$(70)	$(124)	$(267)
Equity income	$—	$4	$3	$2	$(1)	$3	$11
Minority interest	$—	$(6)	$(4)	$(1)	$—	$—	$(11)
March 31, 2007
Net sales to GM and affiliates	$407	$414	$442	$369	$423	$108	$2,163
Net sales to other customers	825	905	969	227	345	248	3,519
Inter-segment net sales	67	127	45	36	51	(326)	—

Total net sales	$1,299	$1,446	$1,456	$632	$819	$30	$5,682

Depreciation and amortization	$70	$72	$45	$13	$13	$20	$233
Operating income (loss)	$47	$(34)	$(5)	$1	$(63)	$(161)	$(215)
Equity income	$—	$4	$4	$1	$2	$3	$14
Minority interest	$—	$(9)	$(7)	$2	$—	$2	$(12)

18.	COMMITMENTS AND CONTINGENCIES

Shareholder Lawsuits

As previously disclosed, the Company, along with certain of its subsidiaries, current and former directors of the Company, and certain current and former officers and employees of the Company or its subsidiaries, and others are named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements in 2005. These lawsuits (the “Multidistrict Litigation”) were coordinated for pretrial proceedings by the Judicial Panel on Multidistrict Litigation and assigned to Hon. Gerald E. Rosen in the United States District Court for the Eastern District of Michigan (the “District Court”). Set forth below is a description of the Multidistrict Litigation and a summary of a settlement concerning the Multidistrict Litigation.

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA. On October 21, 2005, the court appointed interim lead plaintiffs for the putative class.

On March 3, 2006, these plaintiffs filed a consolidated class action complaint (the “ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. Plaintiffs in the ERISA Action allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The Company, which was initially named as a defendant in these lawsuits, was not named as a defendant in the ERISA Action due to its chapter 11 filing, but the plaintiffs stated that they intended to proceed with claims against the Company in the ongoing bankruptcy cases, and would seek to name the Company as a defendant in the ERISA Action if the bankruptcy stay were modified or lifted to permit such action. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi provided certain discovery to plaintiffs’ counsel and other parties in the case.

A second group of class action lawsuits alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. On September 30, 2005, the court-appointed Lead Plaintiffs filed a consolidated class action complaint (the “Securities Action”) on behalf of a class consisting of all persons and entities who purchased or otherwise acquired publicly-traded securities of the Company, including securities issued by Delphi Trust I and Delphi Trust II, during a class period of March 7, 2000 through March 3, 2005. The Securities Action names several additional defendants, including Delphi Trust I and Delphi Trust II, certain former directors, and underwriters and other third parties, and includes securities claims regarding additional offerings of Delphi securities. The Securities Action, which had been consolidated in the United States District Court for Southern District of New York, was subsequently transferred to the District Court as part of the Multidistrict Litigation (as was a related securities action filed in the United States District Court for the Southern District of Florida concerning Delphi Trust I, which was subsequently consolidated into the Securities Action). The Securities Action was stayed against the Company pursuant to the Bankruptcy Code, but continued against the other defendants. On February 15, 2007, the District Court partially granted the Lead Plaintiffs’ motion to lift the stay of discovery provided by the Private Securities Litigation Reform Act of 1995, thereby allowing the Lead Plaintiffs to obtain certain discovery from the defendants. On April 16, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi provided certain discovery to the Lead Plaintiffs and other parties in the case.

The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court. These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were coordinated with the securities and ERISA class actions in the Multidistrict Litigation. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the Shareholder Derivative Actions were administratively closed.

Following mediated settlement discussions, on August 31, 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi named as defendants, and certain other defendants involved in the Multidistrict Litigation reached agreements with the Lead Plaintiffs in the Securities Action and the named plaintiffs in the ERISA Action to settle the claims asserted against them in those actions (the “MDL Settlements”).

On September 5, 2007 the District Court entered an order preliminarily certifying a class in the Securities Action and the ERISA Action, preliminarily approving the MDL Settlements, and scheduling a fairness hearing on November 13, 2007. On November 13, 2007, the District Court conducted the fairness hearing and took the matter under advisement. Separately, on October 29, 2007, the Court entered an order preliminarily approving the MDL Settlements subject to final consideration at the confirmation hearing on Delphi’s plan of reorganization and the Court’s consideration of certain objections that may be filed as to the MDL Settlements. On October 29, 2007, the Court lifted the automatic stay as to the discovery provided to the Lead Plaintiffs. On December 4, 2007, the District Court held another hearing to consider proposed modifications to the proposed settlement of the Securities Action (as modified, the “Securities Settlement”), and tentatively approved the Securities Settlement, after determining that the modifications were at least neutral to the class and may potentially provide a net benefit to the class.

The District Court approved the MDL Settlements (including the Securities Settlement) in an opinion and order issued on January 10, 2008 and amended on January 11, 2008, and the District Court entered an Order and Final Judgment dated January 23, 2008 in both the Securities Action and ERISA Action. One security holder appealed certain aspects of the District Court’s opinion and order, as amended, approving the MDL Settlements. That appeal is pending before the United States Court of Appeals for the Sixth Circuit.

On January 25, 2008, the Court approved the MDL Settlements. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Amended Plan occurring, and if, for any reason, Delphi cannot emerge as contemplated, the MDL Settlements will become null and void. A copy of an addendum setting forth the modification is attached as Exhibit 99(f) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

Under the terms of the MDL Settlements, the Lead Plaintiffs in the Securities Action and the named plaintiffs in the ERISA Action will receive claims that will be satisfied through Delphi’s Amended Plan as confirmed by the Court pursuant to the confirmation order. Under the Securities Settlement, the Lead Plaintiffs will be granted an allowed claim in the face amount of $179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Amended Plan. Additionally, the class in the Securities Action will receive $15 million to be provided by a third party. Delphi has also agreed to provide the Lead Plaintiffs, on behalf of the class members, the ability to exercise their rights in the discount rights offering in connection with the Amended Plan through a notice mechanism and a pledge of cash collateral. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the amount received by the class in the Securities Action. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged.

The settlement of the ERISA Action is structured similarly to the settlement reached with the Lead Plaintiffs. The claim of the named plaintiffs in the ERISA Action will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under the Plan. Unlike the settlement of the Securities Action, no member of the class in the ERISA Action can “opt out” of the settlement.

In addition to the amounts to be provided by Delphi from the above described claims in its chapter 11 cases, the class in the Securities Action will also receive a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. The class in the ERISA Action will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Settlement amounts from insurers and underwriters were paid and placed in escrow by September 25, 2007, pending the Effective Date of the MDL Settlements.

The MDL Settlements also provide for the dismissal with prejudice of the ERISA Action and Securities Action and a release of certain claims against certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. If the MDL Settlements are terminated according to their terms, the parties will proceed in all aspects as if the MDL Settlements had not been executed and any related orders had not been entered.

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

As a result of the MDL Settlements, as of March 31, 2008 and December 31, 2007, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries upon Delphi’s emergence from chapter 11.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases.

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

During the first quarter of 2008, Delphi recovered $28 million from an affiliated supplier and recorded it as a reduction of warranty expense. Delphi began experiencing quality issues regarding parts purchased by Delphi’s Thermal Systems segment during the third quarter of 2006 and established warranty reserves of approximately $60 million to cover the cost of various repairs that may be implemented. The reserve has subsequently been adjusted for payments and settlements. As of March 31, 2008 and December 31, 2007, the related reserve was $41 million.

On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving certain warranty matters, including all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases. Delphi elected to defer amounts due under the Warranty Settlement Agreement until it receives payments from GM, on or about the time of its emergence from chapter 11. Since Delphi has elected to defer these payments, GM will receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts are paid by Delphi or set off against amounts payable by GM.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Delphi has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although it is Delphi’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. Delphi has made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during the past three years, Delphi expects to spend $11 million to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering Division facility, to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, Delphi cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not be material.

Delphi establishes reserves for environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists within Delphi based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Delphi may be jointly and severally liable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remediation methodology to be used could significantly change Delphi’s estimates.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in late 2008 or 2009. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of March 31, 2008, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi is in various stages of investigation and cleanup at its manufacturing facilities where contamination has been discovered. As previously disclosed, Delphi completed a number of environmental investigations during 2006 in conjunction with its transformation plan, which contemplates significant restructuring activity, including the sale, closure or demolition of numerous facilities. These assessments identified previously unknown conditions and resulted in Delphi recording an adjustment to its environmental reserves. As Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. Delphi cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

As of March 31, 2008 and December 31, 2007, Delphi’s reserve for environmental investigation and remediation was approximately $107 million and $112 million, respectively. Approximately $19 million of the environmental reserve balance as of March 31, 2008 is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $88 million and $112 million of the environmental reserve balance as of March 31, 2008 and December 31, 2007, respectively, is included in other long-term liabilities. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999 (the “Separation”).

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

19.	SUBSEQUENT EVENTS

Certain events have occurred subsequent to March 31, 2008 that do not impact the reported balances or results of operations as of that date, but are material to the Company’s ongoing operations. These events are listed below.

The Refinanced DIP Credit Facility had a maturity date of July 1, 2008. Delphi received Court approval to amend and extend its Refinanced DIP Credit Facility on April 30, 2008. Delphi has received the required commitments from its lenders and the amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”) became effective on May 9, 2008. The Amended and Restated DIP Credit Facility extends the tenor until December 31, 2008 and modifies the size of the facility by reducing the Revolving Facility to $1.1 billion from $1.75 billion and increasing the size of the Tranche B Term Loan to $500 million from $250 million and leaving the Tranche C Term Loan unchanged at approximately $2.5 billion. On May 9, 2008, Delphi filed a motion with the Court to increase the Tranche C Term Loan to $2.75 billion from approximately $2.5 billion and expects the Court to approve the motion by the end of May 2008 with funding in June 2008. The Amended and Restated DIP Credit Facility includes certain covenants and restrictions on Delphi’s financial and business operations that mirror those imposed by the Refinanced DIP Credit Facility with the exception of the modifications listed below. The Amended and Restated DIP Credit Facility:

•	Increases the interest rate on the facilities,

•	Increases the undrawn revolver fees,

•	Adds a LIBOR floor to the Tranche B and Tranche C Term Loans,

•	Modifies the borrowing base definition and limits availability to draw additional amounts under the Revolving Facility, under certain conditions as defined,

•	Sets Global EBITDAR covenant levels for the extension period,

•	Modifies the allowable junior liens, and

•	Allows Delphi to enter into an agreement with GM as described below.

In connection with the Amended and Restated DIP Credit Facility, Delphi paid a total of approximately $75 million to consenting lenders on the Tranche A facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the previously arranged bankruptcy exit financing that was commenced but not completed.

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM will advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA. The agreement has a maturity date of the earlier of December 31, 2008 or when $650 million has been paid under the GSA and MRA. GM will receive an administrative claim for its advances. The agreement provides for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as defined in the Amended and Restated DIP Credit Facility. The amounts advanced will accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The interest on the advances will be cancelled if the GSA and MRA become effective on or prior to the expiration date of the agreement. Advances will be set off against the GSA and MRA upon effectiveness of those agreements or any remaining administrative claims in Delphi’s chapter 11 case.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Corporation (referred to as “Delphi,” the “Company,” “we,” or “our”). The MD&A should be read in conjunction with our financial statements and the accompanying notes as well as the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary of Business

Delphi Corporation is a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In addition, our technologies are present in communication, computer, consumer electronic, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality, delivery and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2008 will generally not impact our financial results until 2010 or beyond.

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

On September 6, 2007, Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. At a Court hearing on September 27, 2007, Delphi stated that the current dynamics of the capital markets prompted Delphi to consider whether amendments to the Plan filed on September 6 might be necessary. Delphi commenced its Disclosure Statement hearing on October 3, 2007, and after resolving certain objections, requested that the hearing continue on October 25, 2007. During October and November, the Court granted additional requests by Delphi to further continue the hearing on the adequacy of the Disclosure Statement to allow Delphi to negotiate potential amendments to the Plan and the related agreements with its stakeholders, including the comprehensive agreements reached with GM and the Equity Purchase and Commitment Agreement (“July EPCA”) between

Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”). On December 3, 2007, Delphi filed further potential amendments to the Plan, the comprehensive agreements reached with GM, the July EPCA, and the related Disclosure Statement and on December 4, 2007 Delphi announced that it had reached agreement in principle on these amendments with the Creditors’ Committee, the Equity Committee, GM, and the Investors. On December 10, 2007, Delphi and the Investors entered into an amendment to the July EPCA (the “EPCA Amendment” together with the July EPCA and all schedules and exhibits thereto, the “EPCA”). After a hearing on the adequacy of the proposed Disclosure Statement, on December 10, 2007 Delphi filed its first amended joint Plan of Reorganization (“Amended Plan”) and its first amended Disclosure Statement with respect to the Amended Plan (“Amended Disclosure Statement”). The Court entered an order approving the adequacy of the Amended Disclosure Statement on December 10, 2007. After entry of the order approving the Amended Disclosure Statement, Delphi began solicitation of votes on the Amended Plan. On January 16, 2006, Delphi filed further modifications to the Amended Plan. Additional modifications are set forth in Exhibit A to the Confirmation Order which was entered on January 25, 2008 and that order became final on February 4, 2008.

On April 4, 2008, Delphi announced that although the Debtors had met the conditions required to substantially consummate the Amended Plan (as modified), including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed and refused to fund the EPCA. The Debtors are prepared to pursue any and all available equitable and legal remedies with respect to the Investors that are in the best interests of the Debtors and their stakeholders, and are working with their stakeholders to achieve their goal of emerging from chapter 11 as soon as practicable.

Delphi’s ability to develop a revised recapitalization plan and continue implementing its transformation plan such that it can consummate the Amended Plan (as modified) or obtain a confirmation order and successfully consummate an alternative plan of reorganization is affected by the substantial uncertainty and a significant decline in capacity in the credit markets and operational challenges due to the overall climate in the U.S. automotive industry. Refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, the rest of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. Until Delphi is able to successfully consummate a confirmed plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11, until one of the following occurs: the order confirming the Amended Plan is modified, a further amended plan of reorganization is confirmed or other dispositive action is taken. In addition, in the event the Amended Plan is not consummated, approvals obtained in connection with the confirmation of the Amended Plan, as described more fully below, may become null and void, including Court approval of the GM settlement and restructuring agreements and the Court’s entry of orders authorizing the assumption and rejection of unexpired leases and executory contracts by Delphi as contemplated by Article 8.1 of the Amended Plan.

Furthermore, if the MDL Settlements (as defined in Note 18. Commitments and Contingencies to the consolidated financial statements) are terminated according to their terms, the parties may proceed in all aspects as if the MDL Settlements had not been executed and any related orders had not been entered.

Delphi is working with its stakeholders to review and consider modifications to the Amended Plan to reflect the change in circumstances. There can be no assurances that Delphi would be successful in these alternative actions or any other actions necessary if the Amended Plan is not consummated.

In addition, the Refinanced DIP Credit Facility (as defined in this Item 2) had a maturity date of July 1, 2008. Delphi received Court approval to amend and extend the Refinanced DIP Credit Facility and the amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”) became effective on May 9, 2008. Additionally, Delphi entered into an agreement with GM whereby GM agreed to advance payments to be made by GM to Delphi following effectiveness of the GM settlement and restructuring agreements. Refer to Note 19. Subsequent Events for additional information. The Amended and Restated DIP Credit Facility and the agreement by which GM has agreed to make advances to us, both expire on

December 31, 2008. If we are not able to emerge from chapter 11 prior to December 31, 2008, we would seek to further extend the term of our Amended and Restated DIP Credit Facility and/or accelerate the effectiveness of the GM settlement and restructuring agreements and seek alternative sources of financing. Delphi can make no assurances that it will emerge from bankruptcy before the Amended and Restated DIP Credit Facility and GM agreement expire. The failure to secure such extension or alternative sources of financing would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity. See Part II, Item 1A. Risk Factors in this Quarterly report on Form 10-Q and also our Annual Report on Form 10-K for the year ended December 31, 2007, Item 1A. Risk Factors, Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code, and Debt.

In addition, with respect to implementing the transfer of certain of Delphi’s unfunded pension obligations to a pension plan sponsored by GM, the Internal Revenue Service (“IRS”) and Pension Benefit Guaranty Corporation (“PBGC”) agreed to certain waivers that at the time were required for the transfers to proceed in an economically efficient manner. The waivers were conditioned upon Delphi emerging from chapter 11 by a specified date, which has been modified from time to time. On April 4, 2008, the IRS and the PBGC modified the 2006 Hourly and Salaried Plan Waivers (as defined below) and the 2007 Hourly Plan Waiver (as defined below) by extending the date by which Delphi must emerge from chapter 11 until May 9, 2008. Delphi did not seek extension past May 9, 2008 of the 2006 Waivers or the 2007 Hourly Plan Waiver. Delphi believes that ERISA and the Code will still, under most circumstances, post June 15, 2008, permit the Company to be able to effect the planned transfer of hourly pension obligations to GM in an economically efficient manner. However, by permitting the waivers to lapse Delphi is exposed to excise taxes as a result of accumulated funding deficiencies. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information on Delphi’s discussions with the IRS and the PBGC.

There can be no assurance that Delphi will be able to negotiate a revised funding plan with the IRS and PBGC, that GM will agree that any revised funding plan satisfies the conditions to consummation of the other transactions called for by the global settlement and restructuring agreements, or that any plan agreed to will not result in the need for substantially greater cash contributions or that Delphi will be able to satisfy such increased obligations. If the Amended Plan, including the settlement agreements reached with GM, does not become effective and the transactions contemplated thereby are not consummated such that Delphi does not emerge from chapter 11, the PBGC could initiate an involuntary plan termination, missed contributions would become due and the IRS could assess penalties on the accumulated funding deficiencies. Although Delphi would likely contest such assessment, the PBGC could consider our failure to immediately fund our plans a basis to call for an involuntary termination of the plans.

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

During the second quarter of 2007, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements have already become effective, and the remaining portions will not become effective until the effectiveness of the Global Settlement Agreement, as amended (the “GSA”) and the Master Restructuring Agreement, as amended (the “MRA”) with GM and upon substantial consummation of the Amended Plan as confirmed by the Court. The Amended Plan as confirmed by the Court incorporates, approves and is consistent with the terms of each agreement.

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 12. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

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

Delphi and GM have entered into comprehensive settlement agreements consisting of the GSA and the MRA. The GSA and the MRA comprised part of the Amended Plan and were approved in the order confirming the Amended Plan on January 25, 2008. The GSA and MRA are not effective until and unless Delphi emerges from chapter 11. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA. These agreements will result in a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will account for the impact of the GSA or the MRA when the conditions of the agreements are satisfied, which will likely occur upon emergence from chapter 11.

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

The GSA is intended to resolve outstanding issues between Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. On November 14, 2007 and again on December 3, 2007, Delphi and GM entered into amendments to both the GSA and the MRA. These agreements, as amended, provide for a comprehensive settlement of all outstanding issues between Delphi and GM (other than ordinary course matters), including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999; certain post-separation claims and disputes between Delphi and GM; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under Delphi’s Amended Plan; and various other legacy issues.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will assume approximately $7 billion of certain post-retirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as practicable following the effective date of the Amended Plan, as provided in the union settlement agreements, and GM’s Hourly

Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employee Pension Plan, as set forth in the union settlement agreements;

•	Shortly after the effectiveness of the Amended Plan, GM will receive an interest bearing note from Delphi in the amount of $1.5 billion which is expected to be paid promptly following effectiveness;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

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

The GSA and MRA may be terminated by the Company or GM because the effective date of the Amended Plan did not occur by March 31, 2008 and the EPCA was terminated. As of the date hereof, neither Delphi nor GM has terminated the GSA or the MRA.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with its new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. Effective November 1, 2006, in connection with the Company’s continuous evaluation of its product portfolio, we decided that our power products business no longer fit within the Company’s future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group. With the exception of the catalyst product line (included in the Powertrain Systems segment), the steering and halfshaft product lines (included in discontinued operations), and interiors and closures product lines (included in discontinued operations), the Company’s non-core product lines are included in the Automotive Holdings Group segment, refer to Note 17. Segment Reporting to the consolidated financial statements.

Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, unions and other stakeholders so as to carefully manage the transition of affected product lines and manufacturing sites. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

During the first quarter of 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line, the global bearings business and the U.S. suspensions business and closed on the sales of the interiors and closures product line and the North American brake components machining and assembly assets. Refer to Note 4. Discontinued Operations and Note 5. Divestitures to the consolidated financial statements for more information.

Costs recorded in the first quarter of 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets of $2 million and $157 million, respectively (of which $2 million and $3 million were recorded as a component of depreciation and amortization for the three months ended March 31, 2008 and 2007, respectively, and $154 million was recorded as a component of loss on discontinued operations for the first quarter of 2007), and employee termination benefits and other exit costs of $78 million and $78 million, respectively (of which $39 million and $43 million were recorded as a component of cost of sales, $4 million and $1 million were recorded as a component of selling, general and administrative expenses, and $35 million and $34 million were recorded as a component of loss on discontinued operations). Included in employee termination benefits and other exit costs for the first quarter of 2007 were $61 million related to a manufacturing facility in Cadiz, Spain.

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses necessary to support its realigned portfolio. These initiatives include financial services and information technology outsourcing activities, reduction in our global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, we do not expect to fully realize substantial savings until 2009 and beyond.

Pensions — Devise a workable solution to our current pension funding situation, whether by extending contributions to the pension trusts or otherwise.

Delphi’s discussions with the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) and the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”) upon emergence from chapter 11 culminated in a funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of emergence contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM.

On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. The IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Amended Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The waivers were required, at that time, to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. Absent the waivers, the transfer to GM could have triggered an obligation on the part of the Debtors to make cash contributions to the Hourly Plan which would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver, which would have expired if Delphi did not emerge from chapter 11 by February 29, 2008. The Court authorized two additional funding waivers which authorized Delphi to defer funding contributions due under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”) until May 9, 2008. On April 4, 2008, the IRS and the PBGC modified the 2006 Waivers and the 2007 Hourly Plan Waiver by extending the date by which Delphi must emerge from chapter 11 to May 9, 2008.

Delphi did not seek extension past May 9, 2008 of the 2006 Waivers or the 2007 Hourly Plan Waiver. Delphi believes that ERISA and the Code will still, under most circumstances, post June 15, 2008, permit the Company to be able to effect the planned transfer of hourly pension obligations to GM in an economically efficient manner. However, by permitting the waivers to lapse Delphi is exposed to excise taxes as a result of accumulated funding deficiencies for the plan years ended September 30, 2005 and 2006 of approximately $170 million and $1.2 billion, respectively. Accordingly, the IRS may assert against Delphi excise taxes in the approximate amounts of $17 million and $122 million for plan years ended September 30, 2005 and 2006, respectively. Also, should Delphi not meet its minimum funding requirements on or before June 15, 2008, the accumulated funding deficiency would be approximately $2.4 billion for the plan year ended September 30, 2007, which could lead to the IRS further asserting additional excise taxes of approximately $244 million. If the accumulated funding deficiency is not corrected after Delphi receives the assessments, an excise tax of up to 100% may be assessed at the discretion of the IRS. Assuming Delphi is assessed an excise tax for all plan years through 2007, the total range of exposure would approximate between $380 million and $3.8 billion.

Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits attributable to prepetition service while in chapter 11 and that it has made all required payments for postpetition service. Delphi further believes that as a result, it is not liable for any penalty excise taxes that may be assessed by the IRS. Delphi believes that its ultimate emergence from chapter 11 will result in a consensual resolution of its pension funding obligations, and given the significant uncertainty surrounding the outcome of the excise tax assessment and the potential for Delphi to litigate this matter, if necessary, management has concluded that an unfavorable outcome is not currently probable. Accordingly, as of March 31, 2008, no amounts have been recorded for any excise tax assessment.

Pursuant to the pertinent terms of the waivers, as modified, Delphi provided to the PBGC letters of credit, effective June 16, 2007, in favor of the Hourly and Salaried Plans in the amount of $100 million to support funding obligations under the Hourly Plan (increased to $112.5 million pursuant to the waiver extension granted March 28, 2008) and $50 million to support funding obligations under the Salaried Plan. In exchange for extension of the waivers on April 4, 2008, the Company extended the term of the previously issued letters of credit to May 23, 2008, and increased the face amount of the letter of credit in favor of the Hourly Plan by $10 million to $122.5 million effective April 16, 2008. Due to the expiration of the waivers, the PBGC has informed Delphi that it intends to draw against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans. The cash proceeds from the letters of credit will be recognized as Delphi funding contributions to the plans.

The Company has represented that it currently intends to meet the minimum funding standard under IRC section 412 for the plan years ended September 30, 2006 and 2007 upon emergence from chapter 11. Assuming a consensual funding plan is achieved, the Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi committed to freeze the Hourly and Salaried Plans effective at the end of the month following emergence from chapter 11. Refer to Note 13. Pension and Other Postretirement Benefits for more information.

The Amended Plan of Reorganization

The Amended Disclosure Statement and Amended Plan are based upon a series of global settlements and compromises that involved every major constituency of Delphi and its affiliated Debtors’ reorganization cases, including Delphi’s principal U.S. labor unions, GM, the official committee of unsecured creditors (the “Creditors’ Committee”) and the official committee of equity security holders (the “Equity Committee”) appointed in Delphi’s chapter 11 cases, and the lead plaintiffs in certain securities and ERISA Multidistrict Litigation (on behalf of holders of various claims based on alleged violations of federal securities law and ERISA), and include detailed information regarding the treatment of claims and interests and an outline of the EPCA and rights offering. The Amended Disclosure Statement also outlines Delphi’s transformation centering around the five core areas discussed above.

Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization is extended until 30 days after substantial consummation of the Amended Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Amended Plan (as modified) is extended until 90 days after substantial consummation of the Amended Plan (as modified) or any modified plan. Notwithstanding the foregoing, the Debtors’ exclusive period for filing a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including August 31, 2008 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including October 31, 2008.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the EPCA, the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund the EPCA, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

As noted above, during October and November 2007, Delphi negotiated potential amendments to the July EPCA. On December 10, 2007, the Investors and Delphi entered into the EPCA Amendment and together with the July EPCA, and all schedules and exhibits thereto, the EPCA; delivery of a revised disclosure letter by the Company; delivery of a revised business plan by the Company; updates and revisions to representations and warranties; agreements with principal labor unions; the execution and amendment of certain settlement agreements with GM; and the execution of a best efforts financing letter and the filing of a plan of reorganization and disclosure statement. Further, the EPCA Amendment amended provisions relating to the discount rights offering (including the replacement of existing common stockholders with unsecured creditors). Finally, the EPCA Amendment revised the July EPCA to reflect certain economic changes for recoveries provided under the plan of reorganization, and a post-emergence capital structure which included Series C Preferred Stock to be issued to GM.

The EPCA also included certain corporate governance provisions for the reorganized Company, each of which was incorporated into Delphi’s Amended Plan. The EPCA also incorporated Delphi’s earlier commitment to preserve its salaried and hourly defined benefit U.S. pension plans and to fund required contributions to the plans that were not made in full as permitted under the Bankruptcy Code.

The EPCA was subject to the satisfaction or waiver of numerous conditions, including the condition that an affiliate of Appaloosa was reasonably satisfied with the terms of certain material transaction documents (evidenced by an affiliate of Appaloosa not delivering a deficiency notice), to the extent the terms thereof would have an impact on the Investors’ proposed investment in the Company and receipt of proceeds from the sale of preferred stock, exit financing and the discount rights offering sufficient to fund the transaction contemplated by the EPCA and certain related transactions. Other conditions to closing included release and exculpation of each Investor as set forth in the EPCA Amendment; that the Company would have undrawn availability of $1.4 billion including a letter of credit carve out and reductions under a borrowing base formula; that the Company’s pro forma interest expense during 2008 on the Company’s indebtedness, as defined in the EPCA, would not exceed $585 million; that scheduled Pension Benefit Guarantee Corporation liens were withdrawn; and that the aggregate amount of trade and unsecured claims could be no more than $1.45 billion (subject to certain waivers and exclusions).

An affiliate of Appaloosa could terminate the EPCA, including, at any time on or after April 5, 2008, if the Amended Plan had not become effective; if the Company had changed its recommendation or approval of the transactions contemplated by the EPCA, the Amended Plan terms or the settlement with GM in a manner adverse to the Investors or approved or recommended an alternative transaction; or if the Company had entered into any agreement, or taken any action to seek Court approval relating to any plan, proposal, offer or transaction, that was inconsistent with the EPCA, the settlement with GM or the Amended Plan. In the event of certain terminations of the EPCA pursuant to the terms thereof, the Company could be obligated to pay the Investors $83 million plus certain transaction expenses as described in the immediately following paragraph.

The Company would be required to pay the Investors $83 million plus certain transaction expenses if (a) the EPCA was terminated as a result of the Company’s agreeing to pursue an alternative investment transaction with a third party or (b) either the Company’s Board of Directors withdrew its recommendation of the transaction or the Company willfully breached the EPCA, and within the next 24 months thereafter, the Company then agreed to an alternative investment transaction.

The foregoing description of the EPCA is a general description only. For additional detail see the July EPCA, which is filed as an exhibit to the quarterly report, for the quarter ended June 30, 2007, and the EPCA Amendment filed as an exhibit to the Company’s Current Report on Form 8-K/A dated December 12, 2007.

On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its First Amended Joint Plan of Reorganization, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter dated April 4, 2008, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA, that Appaloosa is entitled to terminate the EPCA and that the Investors are entitled to be paid the fee of $83 million plus certain expenses and other amounts. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Unsecured Creditors and Equity Committees in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA.

On April 5, 2008, Appaloosa delivered to Delphi a letter described as “a supplement to the April 4 Termination Notice,” stating “this letter constitutes a notice of an additional ground for termination” of the EPCA. The April 5 letter stated that because the EPCA had not become effective on or before April 4, 2008 it was grounds for its termination.

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, including the commencement of legal action in the Court to seek all appropriate relief, including specific performance by the Investors of their obligations under the EPCA.

In exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company has also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA described above, Delphi recognized $79 million of expense related to these fees and other expenses during the first quarter of 2008.

The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Amended Plan (as modified), as the terms of any future confirmed plan of reorganization, as the U.S. labor agreements, the GSA, and the MRA become effective. In the event the Debtors are unable to consummate the Amended Plan (as modified), the cost will be recognized as the aforementioned agreements become effective as elements of any future confirmed plan of reorganization. The Amended Plan and agreements will significantly impact Delphi’s accounting for its pension plans, post-retirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A. Risk Factors and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding our future prospects will not materially hinder Delphi’s ongoing business activities and our ability to operate, fund and execute Delphi’s business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Overview of Performance During the First Quarter of 2008

Delphi believes that several significant issues have largely contributed to our financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasing commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which have historically inhibited Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases. Although the 2006 UAW and IUE-CWA U.S. employee workforce transition programs and the U.S. labor settlement agreements entered into in 2007 will allow us to reduce our legacy labor liabilities, transition our workforce to more competitive wage and benefit levels and allow us to exit non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to provide significant financial support. We are beginning to see the benefits of decreased labor costs as a result of the attrition plans included in the workforce transition programs. However, we still have future costs to incur to complete our transformation plan, divest of non-core operations and realign our cost structure to match our more streamlined product portfolio.

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases in the U.S. and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM North American production, the impact of customer-driven price reductions, and GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. During the three months ended March 31, 2008, production in GM North America decreased due to work stoppages at American Axle, a Tier-1 supplier to GM based in Detroit, Michigan (the “American Axle Work Stoppages”). On February 25, 2008 certain UAW-represented hourly employees of American Axle ceased production at certain of its manufacturing plants in North America. The work stoppages have forced GM to slow down production at certain of their manufacturing plants, which has also slowed production of other Tier 1 suppliers, including Delphi. In the first quarter of 2008, GM North America produced 0.8 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 18% from the first quarter of 2007 production levels.

During the first quarter of 2008 we continued to be challenged by commodity cost increases, most notably copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel surcharges. We are continually seeking to manage these and other material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the first quarter of 2008. We will increase our efforts to pass commodity market driven cost increases to our customers in order to maintain the margins that we quoted on these customer programs. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring. Despite the challenges identified above, in the first quarter of 2008 Delphi achieved net material performance improvements (including cost adjustments from suppliers, material cost improvement initiatives and commodity market changes) on a year-over-year basis.

Overview of Net Sales and Net Loss

	Three Months Ended March 31,
					Favorable/
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,641	31%	$2,163	38%	$(522)
Other customers	3,611	69%	3,519	62%	92

Total net sales	$5,252		$5,682		$(430)

Loss from continuing operations	$(530)		$(391)		$(139)
Loss from discontinued operations, net of tax	(59)		(142)		83
Net loss	$(589)		$(533)		$(56)

Including the impact of migration during the period of certain product programs from direct sales to GM to sales to customers which ultimately sell our products to GM as a sub-assembly of their final part (“Tier I”) as well as the wind down and closure rates of certain plant closures and divestitures in our Automotive Holdings Group (“AHG”) segment which were predominately GM related, our non-GM sales from continuing operations in the first quarter of 2008 increased 3% from the first quarter of 2007 and represented 69% of total net sales from continuing operations. However, excluding the impact of favorable foreign currency exchange rates, non-GM sales decreased 4% primarily due to the sale of the Catalyst business in the third quarter of 2007 and the migration of our converter business to a non-consolidated venture during 2007. In the first quarter of 2008, GM sales from continuing operations decreased 24% from the first quarter of 2007 and represented 31% of total net sales from continuing operations. GM North America (“GMNA”) sales decreased due to an 18% reduction in production by GMNA, which includes the impact of the American Axle Work Stoppages. The increased net loss in the three months ended March 31, 2008 included $79 million of previously capitalized fees paid to the potential Investors and their affiliates recorded as expense as a result of the termination of the EPCA, and increased U.S. employee workforce transition program charges of $42 million.

Consolidated Results of Operations

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

The Company’s sales and operating results for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
					Favorable/
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,641	31%	$2,163	38%	$(522)
Other customers	3,611	69%	3,519	62%	92

Total net sales	$5,252		$5,682		$(430)
Cost of sales	4,897		5,306		(409)

Gross margin(a)	$355	6.8%	$376	6.6%	$(21)
U.S. employee workforce transition program charges (credit)	36		(6)		(42)
Depreciation and amortization	222		233		11
Selling, general and administrative	364		364		—

Operating loss	$(267)		$(215)		$(52)
Interest expense	(110)		(90)		(20)
Loss on extinguishment of debt	—		(23)		23
Other income, net	19		20		(1)
Reorganization items	(109)		(39)		(70)

Loss from continuing operations before income taxes, minority interest and equity income	$(467)		$(347)		$(120)
Income tax expense	(63)		(46)		(17)

Loss from continuing operations before minority interest and equity income	$(530)		$(393)		$(137)
Minority interest, net of tax	(11)		(12)		1
Equity income, net of tax	11		14		(3)

Loss from continuing operations	$(530)		$(391)		$(139)
Loss from discontinued operations, net of tax	(59)		(142)		83

Net loss	$(589)		$(533)		$(56)

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges and Depreciation and amortization).

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

Net Sales
Net Sales.  Below is a summary of Delphi’s sales for the three months ended March 31, 2008 versus March 31, 2007.

						Variance Due To:
	Three Months Ended March 31,					Price
					Favorable/	Reductions
	2008		2007		(Unfavorable)	and Volume	FX	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$1,641	31%	$2,163	38%	$(522)	$(572)	$53	$(3)	$(522)
Other customers	3,611	69%	3,519	62%	92	(157)	248	1	92

Total net sales	$5,252		$5,682		$(430)	$(729)	$301	$(2)	$(430)

Total sales for the three months ended March 31, 2008 decreased $430 million. GM sales for the three months ended March 31, 2008 decreased $522 million to 31% of total sales, primarily due to decreases in GMNA volume of 18% and contractual price reductions. Approximately $214 million of the GM North America sales decrease is due to the American Axle Work Stoppages. Additionally, primarily as a result of portfolio transformation related to non-core businesses, during the three months ended March 31, 2008, our GM North America content per vehicle was $1,328, 20% lower than the $1,655 content per vehicle for the three months ended March 31, 2007, and GM sales were decreased by the impact of certain plant closures and divestitures in our AHG segment. The decrease to GM sales was offset slightly due to favorable fluctuations in foreign currency exchange rates, primarily driven by the Euro, Brazilian Real, Polish Zloty and Chinese Renminbi.

Other customer sales for the three months ended March 31, 2008 increased by $92 million to 69% of total sales, primarily due to favorable foreign currency exchange impacts. Excluding the impact of foreign currency exchange, other customer sales decreased by $156 million, or 4%, due to decreased volume, of which $108 million was related to the migration of our converter business to a non-consolidated venture during 2007, $38 million was related to the sale of the Catalyst business in the third quarter of 2007 and additional decreases were a result of certain plant closures and divestitures in our AHG segment, as well as contractual price reductions.

Operating Results
Below is a summary of the variances in Delphi’s operating results for the three months ended March 31, 2008 versus March 31, 2007.

Gross Margin.  Gross margin decreased $21 million to $355 million for the three months ended March 31, 2008 but increased to 6.8%, as a percentage of sales. Below is a summary of Delphi’s gross margin for this period.

	Three Months Ended March 31,			Variance Due To:
			Favorable/	Price Reductions	Operational
	2008	2007	(Unfavorable)	and Volume	Performance	Other	Total
	(dollars in millions)				(dollars in millions)
Gross Margin	$355	$376	$(21)	$(324)	$264	$39	$(21)
Percentage of Sales	6.8%	6.6%

The gross margin decrease was primarily attributable to an approximate 18% reduction in GM North America vehicle production, as noted in the table above, including the negative impact of the American Axle Work Stoppages and the impact of certain plant closures and divestitures in our AHG segment. In addition to the decreased volume the following items negatively impacted gross margin in the three months ended March 31, 2008:

•	$30 million charge related to the impairment of assets held for sale of Delphi’s global bearings business in the AHG segment;

•	$27 million due to the loss on foreign currency exchange contracts related to purchase transactions, of which $14 million were at the Powertrain segment and $13 million were at the Corporate and Other segment.

Offsetting these decreases were improvements in operational performance as noted in the table above, as well as the following items:

•	$38 million due to favorable foreign currency exchange impacts, including $10 million related to an intercompany loan in the Corporate and Other segment;

•	$32 million of employee benefit plan settlements in Mexico which occurred in the three months ended March 31, 2007 in the Electronics & Safety segment; and

•	$28 million recovery from an affiliated supplier related to previously established warranty reserves in the Thermal Systems segment.

U.S. Employee Workforce Transition Program Charges (Credit).  Delphi recorded workforce transition program charges of approximately $36 million during the three months ended March 31, 2008 for UAW-, IUE-CWA-, and USW-represented employees. These charges included $20 million of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi and $16 million to reflect costs under the workforce transition programs in excess of amounts previously estimated. Refer to Note 12. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Depreciation and Amortization.  Depreciation and amortization was $222 million for the three months ended March 31, 2008 compared to $233 million for the three months ended March 31, 2007. The decrease of $11 million primarily reflects the impact of certain assets that were impaired in 2006 and 2007, resulting in reduced depreciation and amortization expense, lower capital spending at previously impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life. Partially offsetting these decreases is an increase in overall capital spending of $77 million or approximately 43% versus the three months ended March 31, 2007.

Selling, General and Administrative Expenses.  Selling general and administrative (“SG&A”) expenses were $364 million for both the periods ended March 31, 2008 and 2007, increasing to 6.9% of total net sales for the three months ended March 31, 2008 from 6.4% of total net sales for the three months ended March 31, 2007. SG&A expenses in the three months ended March 31, 2008 were unfavorably impacted by foreign currency exchange impacts of $16 million. Offsetting these increased costs was favorable performance of $13 million due to a reduction in costs necessary to sustain information technology systems which support finance, manufacturing and product development and a decrease of $13 million in expenses related to incentive compensation plans for executives and U.S. salaried employees.

Interest Expense.  Interest expense for the three months ended March 31, 2008 was $110 million compared to $90 million for the three months ended March 31, 2007. This increase primarily resulted from higher overall debt outstanding for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Additionally, Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million through January 25, 2008, the confirmation date of the plan of reorganization. Approximately $24 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of SOP 90-7 in the three months ended March 31, 2008 and 2007.

Loss on extinguishment of debt.  Loss on extinguishment of debt for the three months ended March 31, 2007 was $23 million. Concurrent with the execution of the Refinanced DIP Credit Facility, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt related to unamortized debt issuance and debt discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the three months ended March 31, 2007.

Other Income and Expense.  Other income for the three months ended March 31, 2008 was $19 million as compared to other income of $20 million for the three months ended March 31, 2007. The decrease was due to decreased non-Debtor interest income associated with additional cash and cash equivalents on hand.

Reorganization Items.  Bankruptcy-related reorganization expenses were $109 million and $39 million for the three months ended March 31, 2008 and 2007, respectively. As a result of the events surrounding the termination of the EPCA, Delphi recorded expense of $79 million related to previously capitalized fees paid to the Investors and their affiliates during the three months ended March 31, 2008. Additionally, Delphi incurred professional fees, primarily legal, directly related to the reorganization of $29 million and $43 million during the three months ended March 31, 2008 and 2007, respectively. These costs were partially offset by interest income of $2 million and $4 million from accumulated cash from the reorganization during the three months ended March 31, 2008 and 2007, respectively.

Income Taxes.  We recorded an income tax expense of $63 million and $46 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, we recorded taxes at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. Given the effect of the mix of earnings by jurisdiction, some of which are subject to valuation allowance, the projected annual effective tax rate remained constant year-over-year. Income tax expense increased primarily due to increased profitability in our European operations. We do not recognize income tax benefits on losses in our U.S. and certain non-U.S. operations because, due to a history of operating losses, we have determined that it is more likely than not that these tax benefits will not be realized.

Minority Interest.  Minority interest was $11 million and $12 million for the three months ended March 31, 2008 and 2007, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated investments.

Equity Income.  Equity income was $11 million and $14 million for the three months ended March 31, 2008 and 2007, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method investments.

Loss from Discontinued Operations.  Loss from discontinued operations was $59 million and $142 million for the three months ended March 31, 2008 and 2007, respectively. Included in loss from discontinued operations for the three months ended March 31, 2008 were additional losses of $77 million related to the operations and assets held for sale of the Steering Business. During the first quarter of 2008, as a result of the operations and sale of the Interiors and Closures Business, Delphi recorded a favorable adjustment of $18 million to the overall loss on the sale of the Interiors and Closures Business due to the results of operations and changes in working capital through the sale closing date of February 29, 2008. The three months ended March 31, 2008 included $35 million of employee termination benefits and other exit costs. The loss from discontinued operations for the three months ended March 31, 2007 includes long-lived asset impairment charges of $154 million and employee termination benefits and other exit costs of $34 million, primarily due to the exit of the Puerto Real site in Cadiz, Spain (see Note 2. Transformation Plan and Chapter 11 Bankruptcy).

Results of Operations by Segment

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Electronics and Safety
The Electronics and Safety segment, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon, had sales and operating results for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
					Favorable/
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$349	29%	$407	31%	$(58)

Other customers	818	67%	825	64%	(7)
Inter-segment	48	4%	67	5%	(19)

Total Other and Inter-segment	866	71%	892	69%	(26)

Total net sales	$1,215		$1,299		$(84)

Operating (loss) income	$(80)		$47		$(127)
Gross margin	$67		$188		$(121)
Gross margin%	5.5%		14.5%

Net Sales  Total sales for the three months ended March 31, 2008 decreased $84 million. The GM sales decrease for the three months ended March 31, 2008 was due primarily to a decline in volume of $59 million, of which $54 million was due to the American Axle Work Stoppages, as well as contractual price reductions. These decreases were slightly offset by favorable fluctuations in foreign currency exchange rates of $12 million primarily related to the Euro.

The other customers and inter-segment sales decreased for three months ended March 31, 2008 primarily due to decreased volume of $56 million as well as contractual price reductions. Other customer and inter-segment sales were favorably impacted by foreign currency exchange rates of $49 million primarily related to the Euro.

Operating Income/Loss  Operating income for the three months ended March 31, 2008 decreased due to a reduction in volume of $75 million, including the negative impact of the American Axle Work Stoppages. Additionally, operating income was unfavorably impacted by contractual price reductions of $29 million, decreases of $24 million in operational performance improvements, primarily related to material, manufacturing and engineering, and increased expense for employee termination benefits and other exit costs of $26 million, primarily related to operations in Portugal, and as a result of initiatives to realign manufacturing operations within North America to lower cost markets. Operating income in the three months ended March 31, 2007 was negatively impacted by employee benefit plan settlements in Mexico of $32 million, which did not occur in the three months ended March 31, 2008.

Powertrain Systems
The Powertrain Systems segment, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities, had sales and operating results for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
					Favorable/
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$308	24%	$414	29%	$(106)

Other customers	866	67%	905	62%	(39)
Inter-segment	109	9%	127	9%	(18)

Total Other and Inter-segment	975	76%	1,032	71%	(57)

Total net sales	$1,283		$1,446		$(163)

Operating loss	$(13)		$(34)		$21
Gross margin	$129		$120		$9
Gross margin%	10.1%		8.3%

Net Sales  Total sales for the three months ended March 31, 2008 decreased by $163 million. The GM sales decrease for the three months ended March 31, 2008 was primarily due to a decline in GM volume of $111 million, of which $35 million was due to the American Axle Work Stoppages, as well as contractual price reductions. Offsetting these sales decreases was the favorable impact from currency exchange rates of $7 million, related to the Euro and Brazilian Real, and commodity pass-through.

The decrease in other customers and inter-segment sales for the three months ended March 31, 2008 was impacted by decreases in volume of $120 million due to the migration of our converter business to a non-consolidated venture during 2007 and $41 million due to the sale of the Catalyst business in the third quarter of 2007, as well as contractual price reductions. The decreases were offset by increased volume of $66 million primarily in Europe related to Diesel products, and favorable impacts of $58 million from foreign currency exchange rates related to the Euro and Brazilian Real.

Operating Income/Loss  The reduced operating loss for the three months ended March 31, 2008 was primarily attributable to improvements related to operating performance of $96 million, and reductions in SG&A costs of $8 million. Offsetting these improvements were reductions in volume of $43 million, including the negative impact of the American Axle Work Stoppages, contractual price reductions of $24 million and $14 million due to the loss on foreign currency exchange contracts related to purchase transactions.

Electrical/Electronic Architecture

The Electrical/Electronic Architecture segment, which includes complete electrical architecture and component products, had sales and operating results for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
					Favorable/
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$403	25%	$442	30%	$(39)

Other customers	1,137	72%	969	67%	168
Inter-segment	44	3%	45	3%	(1)

Total Other and Inter-segment	1,181	75%	1,014	70%	167

Total net sales	$1,584		$1,456		$128

Operating loss	$(6)		$(5)		$(1)
Gross margin	$141		$143		$(2)
Gross margin%	8.9%		9.8%

Net Sales  Total sales increased $128 million for the three months ended March 31, 2008. GM sales decreased for three months ended March 31, 2008 due to a decline in volume in North America of $63 million, of which $49 million was related to the American Axle Work Stoppages, and contractual price reductions. Offsetting the decreased North America volume was increased GM volume in Europe, Asia Pacific and South America of $14 million, and $16 million due to favorable foreign currency exchange rate fluctuations, primarily related to the Euro and Brazilian Real. Sales for three months ended March 31, 2008 and 2007 have been favorably impacted by contract escalation clauses which have enabled some of the commodity price increases to be passed on to our customers.

The other customers and inter-segment sales increased for the three months ended March 31, 2008 due to volume increases outside of North America of $100 million and the impact of favorable foreign currency exchange rates of $100 million, primarily related to the Euro and Brazilian Real. Offsetting these increases was a reduction in North America volume of $31 million and contractual price reductions.

Operating Income/Loss  Operating loss for the three months ended March 31, 2008 was unfavorably impacted by the decrease in GM North America volume, including the negative impact of the American Axle Work Stoppages, and contractual price reductions of $25 million. Operating loss was positively impacted by operational performance improvements, partially offset by negative material economics related to copper and oil-based resins, of $44 million, and decreased expenses related to employee termination benefits and other exit costs of $18 million.

Thermal Systems
The Thermal Systems segment, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, commercial/industry applications, and powertrain cooling and related technologies, had sales and operating results for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
					Favorable /
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$296	52%	$369	58%	$(73)

Other customers	251	44%	227	36%	24
Inter-segment	27	4%	36	6%	(9)

Total Other and Inter-segment	278	48%	263	42%	15

Total net sales	$574		$632		$(58)

Operating income	$26		$1		$25
Gross margin	$77		$50		$27
Gross margin%	13.4%		7.9%

Net Sales  Total sales for the three months ended March 31, 2008 decreased by $58 million. The GM sales decrease for the three months ended March 31, 2008 was driven by a decline in volume of $79 million, of which $24 million was due to the American Axle Work Stoppages, and contractual price reductions. Offsetting these decreases was the favorable impact of foreign currency exchange rates of $12 million related to the Euro, Polish Zloty and Brazilian Real.

The other customer and inter-segment sales increase for the three months ended March 31, 2008 was favorably impacted by foreign currency exchange rates of $22 million related to the Euro, Polish Zloty and Brazilian Real. Offsetting the increase were contractual price reductions.

Operating Income/Loss  The increase in operating income for the three months ended March 31, 2008 was primarily due to a recovery of $28 million from an affiliated supplier related to previously established warranty reserves and favorable operational performance of $27 million. Offsetting these increases in operating income was a reduction in volume of $29 million, including the negative impact of the American Axle Work Stoppages, and contractual price reductions. Operating income was also disproportionately affected by Thermal System’s ongoing investments and related expenses in developing its new markets business.

Automotive Holdings Group
The Automotive Holdings Group segment, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework, had sales and operating results for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
					Favorable/
	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$195	38%	$423	52%	$(228)

Other customers	280	54%	345	42%	(65)
Inter-segment	42	8%	51	6%	(9)

Total Other and Inter-segment	322	62%	396	48%	(74)

Total net sales	$517		$819		$(302)

Operating loss	$(70)		$(63)		$(7)
Gross margin	$(31)		$(2)		$(29)
Gross margin%	(6.0)%		(0.2)%

Net Sales  Total sales for the three months ended March 31, 2008 decreased $302 million. GM sales decreased for the three months ended March 31, 2008 primarily due to volume and the impact of certain plant closures and divestitures of $232 million, which includes a slight impact of the American Axle Work Stoppages. The sales decrease was partially offset by favorable foreign currency exchange rates, primarily due to the Brazilian Real.

The other customer and inter-segment sales decrease for the three months ended March 31, 2008 was primarily due to volume of $83 million and contractual price reductions. The sales decrease was slightly offset by the impact of favorable foreign currency exchange rates of $15 million, primarily due to the Polish Zloty, Chinese Renminbi, and the Euro.

Operating Income/Loss  The increased operating loss for the three months ended March 31, 2008 was due to reductions in volume of $67 million, employee termination benefits and other exit costs of $29 million for operations in Portugal and a $30 million charge related to the assets held for sale of Delphi’s global bearings business. Partially offsetting these decreases were favorable operational performance improvements of $79 million. Additionally, operating loss decreased due to employee termination benefits and other exit costs of $31 million related to the closure of the Puerto Real site in Cadiz, Spain during the three months ended March 31, 2007.

Corporate and Other
Corporate and Other includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. workforce transition programs (Refer to Note 12. U.S. Employee Workforce Transition Programs to the consolidated financial statements). Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, and consumer electronics. The Corporate and Other segment had sales and operating results for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
			Favorable/
	2008	2007	(Unfavorable)
	(dollars in millions)

Net sales	$79	$30	$49
Operating loss	$(124)	$(161)	$37

Net Sales  Corporate and Other sales for the three months ended March 31, 2008 were $79 million, an increase of $49 million compared to the three months ended March 31, 2007, primarily as a result of decreased eliminations of inter-segment transactions resulting from decreased volume and lower inter-segment sales at Delphi’s other reporting segments. Offsetting the increases were lower sales in our GM service parts organization.

Operating Income/Loss  Operating loss was favorably impacted by decreased expenses related to incentive compensation plans for executives and U.S. salaried employees of $49 million, decreases in pension and other postretirement and postemployment benefit costs of $49 million, lower costs necessary to sustain information technology systems which support finance, manufacturing and product development of $29 million, and $10 million in foreign currency benefits of intercompany loans. Offsetting these favorable variances were increased workforce transition charges of $42 million, $13 million due to loss on foreign currency exchange contracts and increased corporate expenses retained at Corporate and Other due to the impact of divestitures and plant closures.

Liquidity and Capital Resources

Overview of Capital Structure

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consists of a $1.75 billion first priority revolving credit facility (the “Revolving Facility”), a $250 million first priority term loan (the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (the “Tranche C Term Loan”). As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded.

The Refinanced DIP Credit Facility had a maturity date of July 1, 2008. Delphi received Court approval to amend and extend its Refinanced DIP Credit Facility on April 30, 2008. Delphi has received the required commitments from its lenders and the Amended and Restated DIP Credit Facility became effective on May 9, 2008. The Amended and Restated DIP Credit Facility extends the tenor until December 31, 2008 and modifies the size of the facility by reducing the Revolving Facility to $1.1 billion from $1.75 billion and increasing the size of the Tranche B Term Loan to $500 million from $250 million and leaving the Tranche C Term Loan unchanged at approximately $2.5 billion. On May 9, 2008, Delphi filed a motion with the Court to increase the Tranche C Term Loan to $2.75 billion from approximately $2.5 billion and expects the Court to approve the motion by the end of May 2008 with funding in June 2008. The Amended and Restated DIP Credit Facility includes certain covenants and restrictions on Delphi’s financial and business operations that mirror those imposed by the Refinanced DIP Credit Facility with the exception of the modifications listed below. The Amended and Restated DIP Credit Facility:

•	Increases the interest rate on the facilities,

•	Increases the undrawn revolver fees,

•	Adds a LIBOR floor to the Tranche B and Tranche C Term Loans,

•	Modifies the borrowing base definition and limits availability to draw additional amounts under the Revolving Facility, under certain conditions as defined,

•	Sets Global EBITDAR covenant levels for the extension period,

•	Modifies the allowable junior liens, and

•	Allows Delphi to enter into an agreement with GM as described below.

In connection with the Amended and Restated DIP Credit Facility, Delphi paid a total of approximately $75 million to consenting lenders on the Tranche A facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the previously arranged bankruptcy exit financing that was commenced but not completed.

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM will advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA. The agreement has a maturity date of the earlier of December 31, 2008 or when $650 million has been paid under the GSA and MRA. GM will receive an administrative claim for its advances. The agreement provides for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as defined in the Amended and Restated DIP Credit Facility. The amounts advanced will accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The interest on the advances will be cancelled if the GSA and MRA become effective on or prior to the expiration date of the agreement. Advances will be set off against the GSA and MRA upon effectiveness of those agreements or any remaining administrative claims in Delphi’s chapter 11 case.

Borrowings under the Refinanced DIP Credit Facility were prepayable at Delphi’s option without premium or penalty. As of March 31, 2008, total available liquidity under the Refinanced DIP Credit Facility was approximately $504 million. Also as of March 31, 2008, there was $452 million outstanding under the Revolving Facility and the Company had $270 million in letters of credit outstanding under the Revolving Facility as of that date, including approximately $162.5 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Refinanced DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Refinanced DIP Credit Facility commitment at March 31, 2008. During the first quarter of 2008, Delphi’s availability, as determined by the Borrowing Base Certificate (as defined in the Refinanced DIP Credit Facility), dropped below $500 million. As a result, Delphi is required to file weekly borrowing base calculations. The Amended and Restated DIP Credit Facility contains similar provisions, including the ability of Delphi to prepay borrowings without premium or penalty and a borrowing base limitation, see Note 19. Subsequent Events for more information.

The Refinanced DIP Credit Facility included affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Delphi was in compliance with the Refinanced DIP Credit Facility covenants as of March 31, 2008. Similar covenants are also contained in the Amended and Restated DIP Credit Facility as described above. The Company does not expect to pay dividends prior to emergence from chapter 11. So long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets do not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at the levels set forth in the Amended and Restated DIP Credit Facility. The Amended and Restated DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.

Delphi entered into a series of amendments over the course of the loan, and paid amendment fees of 100 basis points, or approximately $45 million, to the lenders in the third quarter of 2007. As of March 31, 2008, $19 million remains deferred in other current assets.

The foregoing description of the Refinanced DIP Credit Facility and the amendments thereto is a general description only. For additional detail see the underlying agreements, copies of which were previously filed with the SEC. Additionally, refer to Note 14. Debt, to the consolidated financial statements in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information on the Refinanced DIP Credit Facility.

Concurrently with the entry into the Refinanced DIP Credit Facility, the Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Facility”) Delphi entered into on October 14, 2005, as amended through November 13, 2006 (the “Amended DIP Credit Facility”),and the Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”) were terminated. Delphi incurred no early termination penalties in connection with the termination of these agreements. However, as a result of changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $25 million of unamortized debt issuance and discount costs related to the Amended DIP Credit Facility and Prepetition Facility in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt as these fees relate to the refinancing of the term loans and $2 million was recognized as interest expense as these fees relate to the refinancing of the revolving credit facility.

As of March 31, 2008, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. For additional information on our unsecured prepetition long-term debt, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. Pursuant to the terms of our confirmed Amended Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	March 31,	December 31,
	2008	2007
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391

Total long-term debt subject to compromise	2,375	2,375

Short-term, other, and long-term debt not subject to compromise:
Refinanced DIP term loans	2,746	2,746
Refinanced DIP revolving credit facility	452	—
Accounts receivable factoring	560	384
European securitization	191	205
Other debt	263	160

Total short-term and other debt not subject to compromise	4,212	3,495
Other long-term debt	62	59

Total debt not subject to compromise	4,274	3,554

Total outstanding debt	$6,649	$5,929

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2008, we had $560 million outstanding under these accounts receivable factoring facilities.

In addition, Delphi continues to use its European accounts receivable securitization program, which has an availability of €178 million ($281 million at March 31, 2008 foreign currency exchange rates) and £12 million ($24 million at March 31, 2008 foreign currency exchange rates). Accounts receivable transferred under this program are also accounted for as short-term debt. As of March 31, 2008, outstanding borrowings under this program were approximately $191 million.

As of March 31, 2008, we had $325 million of other debt, primarily consisting of overseas bank facilities, and less than $1 million of other debt classified as Liabilities Subject to Compromise.

Credit Ratings, Stock Listing

Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings. Primarily as a result of the Chapter 11 Filings, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings of BBB-/B1/BB-, respectively, to the Amended DIP Credit Facility. In January 2007 Standard & Poor’s, Moody’s, and Fitch Ratings assigned point-in-time ratings to the Refinanced DIP Credit Facility first-priority loans of BBB+/Ba1/BB and to the Refinanced DIP Credit Facility second-priority loans of BBB-/Ba3/BB-.

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

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $290 million and $414 million for the three months ended March 31, 2008 and 2007, respectively. Cash flow from operating activities was reduced for the three months ended March 31, 2008 and 2007 by contributions to our pension plans of $68 million and $92 million, respectively, and other postretirement benefit payments of $66 million and $40 million, respectively. Cash flow from operating activities during the three months ended March 31, 2008 and 2007 was reduced by cash paid to employees in conjunction with the U.S. employee workforce transition programs of $71 million and $481 million, respectively, net of reimbursement by GM of $264 million during the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, our cash flows from operating activities were negatively impacted by interest payments of $100 million and $107 million, respectively, reorganization related costs of $16 million and $30 million, respectively, and incentive compensation to executives and U.S. salaried employees of $59 million and $62 million. In addition, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers.

Absent complete implementation of the comprehensive restructuring to address our existing U.S. legacy liabilities and our resulting high cost structure in the U.S., we expect that our operating activities will continue to use, not generate, cash. Prior to the Chapter 11 Filings we faced ERISA pension funding minimums of $1.2 billion in 2006 and $2.8 billion in 2007. As permitted under chapter 11 of the Bankruptcy Code, Delphi made only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2007, Delphi contributed $0.2 billion to its U.S. pension plans. Although Delphi’s 2008 minimum funding requirement is approximately $2.5 billion under current legislation and plan design, Delphi is in chapter 11, and our 2008 contributions will be limited to approximately $0.2 billion, representing the normal service cost earned during the year. Upon emergence from chapter 11, we would be required to meet our past due funding obligations. Delphi has been in discussions with the IRS and the PBGC regarding the funding of Delphi’s pension plans upon emergence from chapter 11. These discussions are meant to achieve a consensual funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. Assuming that a consensual funding plan is achieved, the Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM.

In 2006 and 2007, the IRS issued conditional funding waivers for the Hourly Plan and Salaried Plan which were intended to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. The waivers were conditioned on Delphi emerging from chapter 11 and contributing funds to its pension plans on or before May 9, 2008. Delphi did not seek extension past May 9, 2008 of the waivers, and as a result, Delphi may be exposed to an excise tax penalty. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan for more information.

Investing Activities.  Cash flows used in investing activities totaled $154 million and $156 million for the three months ended March 31, 2008 and 2007, respectively. The use of cash in the first three months of 2008 and 2007 primarily reflects capital expenditures related to ongoing operations of $255 million and $178 million, respectively, offset by proceeds from the sale of property and non-U.S. trade bank notes representing short term notes receivable received from customers with original maturities of 90 days or more. Cash flows used in investing activities during the three months ended March 31, 2008 also included proceeds from divestitures of $87 million, related to the Interiors and Closures Business sale on February 29, 2008 and the sale of Delphi’s North American brake components machining and assembly assets in January 2008.

Financing Activities.  Net cash provided by financing activities was $666 million and $375 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Net cash provided by financing activities during the three months ended March 31, 2008 includes $452 million in borrowings under the debtor-in-possession facility and $210 million of other borrowings, primarily increased accounts receivable factoring. As of March 31, 2008, total available liquidity under the Refinanced DIP Credit Facility decreased $0.7 billion from March 31, 2007 to $0.5 million. Net cash provided by financing activities during the three months ended March 31, 2007 primarily reflected borrowings under the Refinanced DIP Credit Facility, as amended, offset by repayments of the Amended DIP Credit Facility and the Prepetition Facility.

Dividends.  On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s debtor-in-possession credit facilities include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 11. Debt, to the consolidated financial statements for more information.

Liquidity Outlook for 2008

In light of the current economic climate in the global automotive industry, we anticipate continued operating challenges due to lower North American production volumes, slower growth overseas, related pricing pressures stemming from increasingly competitive markets, and continued commodity price increases. In addition, tight credit markets have impacted our emergence from chapter 11, make us particularly vulnerable to changes in the overall economic climate.

As a result of the foregoing, we believe 2008 revenue will be decrease as compared to 2007, reflecting lower GM revenues primarily as a result of lower forecast production volumes in North America as well as continued divestitures by Delphi of non-core operations, and flat to moderate growth in sales to other customers.

We continue to make progress in our overall transformation plan, including transformation of our labor force, streamlining our product portfolio and making the manufacturing and cost structure improvements to address these changes in the global automotive industry. Until such time as we are able to successfully reorganize our capital structure and operations, fully implement our transformation plan and emerge from chapter 11, we expect that our operations will continue to use cash. Throughout 2008 we expect that a substantial use of cash will be related to our restructuring efforts and capital projects and that despite the current economic climate, we will be able to continue funding our restructuring and capital projects by supplementing cash generated from operations with available borrowings. With the Amended and Restated DIP Credit Facility and advances from GM of amounts anticipated to be paid upon the effectiveness of the GM settlement and restructuring agreements, we believe we will continue to have adequate access to liquidity throughout 2008 to continue implementing our transformation plan. In addition, we expect that the continued divestiture of non-core and discontinued operations will be a source of liquidity. We have the flexibility to delay some of these actions should revenues and cash flow from operations decrease significantly below our expectations as a result of a further deterioration in the economic climate or global automotive industry or should such divestitures not be completed when expected to continue to have access to sufficient liquidity. For more information regarding our sources and uses of liquidity and the Amended and Restated DIP Credit Facility and arrangements with GM, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 19. Subsequent Events to the unaudited consolidated financial statements.

In addition, upon successful emergence from chapter 11, we will be required to fund our pension plans. As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. Assuming a consensual funding plan is achieved, the Company currently expects that its pension contributions due upon emergence from chapter 11 will approximate $1 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information.

Litigation Commitments and Contingencies

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters and employment-related matters. We do not believe that any of the routine litigation incidental to the conduct of our business to which we are currently a party will have a material adverse effect on our business or financial condition. For a description of significant litigation that is not routine in nature and which if adversely determined against us could have a significant impact on our business, see Note 18. Commitments and Contingencies, Shareholder Lawsuits, to the unaudited consolidated financial statements.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, refer to Note 18. Commitments and Contingencies to the consolidated financial statements for information on sites where Delphi has been named a potentially responsible party.

As of March 31, 2008 and December 31, 2007, our reserve for environmental investigation and remediation was approximately $107 million and $112 million, respectively. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999 (the “Separation”).

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

Recently Issued Accounting Pronouncements

Refer to Note 1. Basis of Presentation, Recently Issued Accounting Pronouncements, to the unaudited Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2008.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates, and Note 1. Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements and SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). For a discussion of the impact of adoption of SFAS 157 and SFAS 158, see Note 1. Basis of Presentation to the consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates during the three months ended March 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility and its advance agreement with GM, to obtain an extension of term or other amendments as necessary to maintain access to such facility and advance agreement; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to consummate its Amended Plan which was confirmed by the Court on January 25, 2008 or any other subsequently confirmed plan of reorganization; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in

Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, including the risk factors in Part I. Item 1A. Risk Factors, contained therein and in Part II. Item 1A. Risk Factors in this quarterly report on Form 10-Q. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2007, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of the material weakness, the impact of such on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on February 19, 2008, and which is incorporated by reference into this Item 4.

The certifications of the Company’s CEO and CFO are attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2007, for a more complete understanding of the matters covered by such certifications.

Changes in internal control over financial reporting

While we are continuing to develop and implement remediation plans with respect to the identified material weakness, there have been no changes in our internal control over financial reporting other than those discussed below that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting beyond those identified in our Form 10-K for the year ended December 31, 2007.

Deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system at our Electrical/Electronics Architecture segment’s North American operations will continue throughout 2008. The successful implementation of this system is an integral element to the remediation of our material weakness regarding Inventory Accounting Adjustments as disclosed in Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007.

During the three months ended March 31, 2008, the Company made progress in outsourcing the transaction processing and administration for its contract administration, travel and expense reporting, accounts payable and receivables processing functions for its North American and European operations to a third party. The Company expects outsourcing of these functions will streamline and enhance the control environment of these accounting and reporting activities. The failure to successfully transition these processes and to implement proper controls and procedures both in the transition as well as after the transition is complete may adversely impact our internal control environment. We anticipate the global transition of these activities will continue throughout 2008 and 2009.

As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, and Note 18. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented by certain additional or updated risk factors enumerated below. The risks described in our Annual Report on Form 10-K and those set forth below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the Statement Regarding Forward-Looking Statements in this quarterly report.

If We Are Unable To Successfully Reorganize Our Capital Structure And Operations And Implement Our Transformation Plan Through the Chapter 11 Process, The Debtors May Be Required To Liquidate Their Assets.

The failure to consummate our Amended Plan as confirmed by the Court on January 25, 2008 means that we will continue to face substantial risks related to the filings on October 8, 2005, and October 14, 2005, by us and certain of our U.S. subsidiaries of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The risks that the Company continues to face related to the Chapter 11 Filings include, but are not limited to, the following:

•	The chapter 11 cases may adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We may have difficulty continuing to obtain and maintain contracts, including critical supply agreements, necessary to continue our operations at affordable rates with competitive terms.

•	We may have difficulty maintaining existing customer relationships and winning awards for new business.

•	We may not be able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from chapter 11.

•	Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	The Debtors may not be able to obtain Court approval or such approval may be delayed with respect to motions made in the chapter 11 cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	The Debtors may be unable to maintain satisfactory labor relations as we seek to implement negotiated changes to our existing collective bargaining agreements with our U.S. labor unions and certain retiree benefits. Although we have reached agreements with each of our U.S. labor unions to settle our previously-filed motions under sections 1113 and 1114 of the Bankruptcy Code and to extend, with certain modifications, our collective bargaining agreements, our failure to consummate the Amended Plan (as modified) and the transactions contemplated thereby may leave us with no choice but to reinitiate a process to reject our collective bargaining agreements. Rejection of our labor contracts could lead such unions to call a strike or other form of significant work disruption.

•	We may have difficulty selling or exiting non-core businesses in a timely manner due to union or customer concerns. Failure to timely exit the non-core businesses may have a negative impact on future earnings and cash flows.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations, including costs expected to be incurred related to the workforce transition program comprehended in the U.S. labor settlement agreements. We may be unable to operate pursuant to the terms of our Amended and Restated DIP Credit Facility, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers, extensions or other types of modifications, and to otherwise fund and execute our business plans during the chapter 11 cases. As noted below, we may be unsuccessful in obtaining an extension of such facility beyond its current maturity date of December 31, 2008 and we may not be able to procure alternative financing. Failure to continue to operate pursuant to the terms of the Amended and Restated DIP Credit Facility or procure alternative financing would have a material adverse impact on our business, financial condition and operating results by severely restricting our liquidity and force us, among other things to delay completion of our transformation plan.

•	GM is one of the largest creditors and a significant stakeholder in our chapter 11 cases, and our ability to consummate the transactions contemplated by the U.S. labor settlement agreements, to implement a plan of reorganization and to maintain sufficient liquidity while continuing to operate in chapter 11 prior to the effectiveness of the settlement agreements we have negotiated with GM, depend not only on reaching a consensual agreement with GM, but also on GM’s ability to fulfill certain financial obligations to Delphi’s UAW-, IUE-CWA-, and USW-represented employees and retirees and advance amounts anticipated to be paid following effectiveness of the GM Settlement and restructuring agreements, including the assumption of approximately $7 billion of certain post-retirement benefits for certain of Delphi’s active and retired hourly employees. GM had reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. If GM is unable or unwilling to fulfill these commitments, we believe that the Company’s cost structure and ability to operate would be adversely affected.

•	Third parties may seek and obtain Court approval to terminate or shorten the exclusivity period for Delphi to propose and confirm one or more plans of reorganization, to appoint a chapter 11 trustee, or to convert the cases to chapter 7 cases. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization is extended until 30 days after substantial consummation of the Amended Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Amended Plan (as modified) is extended until 90 days after substantial consummation of the Amended Plan (as modified) or any modified plan. Notwithstanding the foregoing, the Debtors’ exclusive period for filing a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including August 31, 2008 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including October 31, 2008.

Although we have been successful to date in implementing various aspects of our transformation plan, including achieving settlement agreements with our U.S. labor unions and GM, making substantial progress in divesting many of our non-core businesses, and devising a plan to fund our existing defined benefit plans upon emergence from chapter 11, the failure to consummate our Amended Plan (as modified) means that we and the other Debtors will continue to operate as “debtors-in-possession” in chapter 11, until one of the following occurs: additional actions are taken to consummate the Amended Plan (as modified), the order confirming the Amended Plan is modified, a further amended plan of reorganization is confirmed or other dispositive action is taken. In addition, in the event the Amended Plan (as modified) is not consummated, approvals obtained in connection with the confirmation of the Amended Plan, may become null and void, including:

•	Court approval of the GM settlement and restructuring agreements, the termination of which may leave us unable to complete our transformation plans, including implementing revised collective bargaining agreements with our U.S. labor unions, winding-down or divesting non-core businesses, and implementing the proposed funding plan for our existing defined benefit plans;

•	Court approval and approval by the U.S. District Court for the Eastern District of Michigan of the settlement agreements reached with plaintiffs in the securities and Employee Retirement Income Security Act (“ERISA”) Multidistrict Litigation; and

•	The Court’s entry of orders, authorizing the assumption and rejection of unexpired leases and executory contracts by Delphi.

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

In addition, the uncertainty regarding the eventual outcome of our transformation plan, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, implementation of the Amended Plan (as modified) or an alternative confirmed plan of reorganization, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements.

Under the absolute priority rules established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities accrued during the pendency of the chapter 11 cases must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive upon consummation of a confirmed plan of reorganization. Our common stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

We Continue to Need Substantial Borrowings To Support Our Restructuring And Operations. We May Not Be Able To Obtain An Extension Of Our Current Debtor-in-Possession Financing Or Alternative Sources of Liquidity Necessary For Our Transformation Plan And Continuation As A Going Concern Until We Are Able To Successfully Reorganize Our Capital Structure.

Our net cash used in operating activities totaled $290 million and $414 million for the three months ended March 31, 2008 and 2007, respectively. Cash flow from operating activities was reduced for the three months ended March 31, 2008 and 2007 by contributions to our U.S. pension plans of $68 million and $92 million, respectively, and other postretirement benefit payments of $66 million and $40 million, respectively. Cash flow from operating activities during the three months ended March 31, 2008 and 2007 was reduced for cash paid to employees in conjunction with the U.S. employee workforce transition programs of $71 million and $481 million, respectively, net of reimbursement by GM of $264 million during the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, our cash flows from operating activities were negatively impacted by payments of $100 million and $107 million, respectively, of interest, reorganization related costs of $16 million and $30 million, respectively, and incentive compensation to executives and U.S. salaried employees of $59 million and $62 million. In addition, operating cash flow is impacted by the timing of payments to suppliers and receipts from customers. Absent a comprehensive restructuring to address our high cost structure in the U.S. we expect that our operating activities will continue to use, not generate, cash and that we will need to supplement cash from operations with periodic draws on our revolving portion of our Amended and Restated DIP Credit Facility and or advances from GM of amounts anticipated to be made by GM to following effectiveness of the GM settlement and restructuring agreements.

In addition, the Amended and Restated DIP Credit Facility and the agreement by which GM has agreed to make advances to us, both expire on December 31, 2008. If we are not able to emerge from chapter 11 prior to December 31, 2008, we would seek to further extend the term of our Amended and Restated DIP Credit Facility, accelerate the effectiveness of the GM settlement and restructuring agreements and/or seek alternative sources of financing. Delphi can make no assurances that it will emerge from bankruptcy before the Amended and Restated DIP Credit Facility and GM agreement expire. The failure to secure such extension or alternative sources of financing would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity.

The Current Volatility In The Credit Markets And Economic Conditions In The Global Automotive Markets May Make It Difficult For Us To Raise Financing Necessary For Us To Emerge From Chapter 11 In The Near Term.

Consummation of a confirmed plan of reorganization will likely depend on obtaining both debt and equity exit financing in order to successfully reorganize our capital structure. Despite the substantial uncertainty in the U.S. and global credit markets, Delphi was able to obtain exit financing commitments of $6.1 billion in satisfaction of the requirements of the EPCA, however it terminated those commitments, which would have expired on April 15, 2008, in light of the Investors’ decision not to fund their investments under the EPCA. There can be no assurances that Delphi will be able to obtain replacement exit financing or that other parties will be willing to invest in the Amended Plan (as modified) as it exists or as may be modified, or in any subsequently confirmed plan of reorganization.

We May Be Unable To Generate Sufficient Excess Cash Flow To Meet Increased U.S. Pension Funding Obligations Upon Emergence.

We may require additional cash to meet increases in U.S. Pension funding obligations resulting from market volatility that adversely affects our asset return expectations, a declining interest rate environment or other reasons. Delphi’s pension obligations, including those covering U.S. hourly and salaried employees, exposed Delphi to approximately $3.8 billion and $4.8 billion in underfunded liabilities at December 31, 2007 and 2006, respectively. However, through the chapter 11 process, Delphi is permitted to defer a significant portion of the pension contributions until it emerges from chapter 11. Delphi will be required to make up any deferred pension contributions at the time of its emergence from chapter 11. Delphi’s discussions with the Internal Revenue Service (“IRS”) and Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding of certain of its pension obligations upon emergence from chapter 11 culminated in a funding plan that would enable us to satisfy our deferred pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain underfunded liabilities to a pension plan sponsored by GM. Assuming a consensual funding plan is achieved, the Company expects that its pension contributions due upon emergence from chapter 11 will approximate $1 billion under current legislation and plan design, after giving effect to an anticipated transfer of at least a net of $1.5 billion of unfunded benefit liabilities from the Hourly Plan to a plan sponsored by GM. The inability to achieve a consensual funding plan or the other factors noted above, may result in an increase in ultimate funding requirements.

In addition, in 2006 and 2007, the IRS and PBGC agreed to certain conditional funding waivers intended to facilitate the transfer of certain underfunded liabilities to a pension plan sponsored by GM in an economically efficient manner, thereby effectively lowering the amount of cash contributions to be made after Delphi’s emergence from chapter 11, and to remove uncertainty as to whether excise taxes would be assessed as a result of the accumulated funding deficiencies relating to prepetition service. However, the waivers were conditioned on Delphi emerging from chapter 11 on or before May 9, 2008. Delphi did not seek extension past May 9, 2008 of the conditional waivers. Delphi believes that the operation of ERISA will still, under most circumstances, permit it to be able to effect the planned transfer of hourly pension obligations to GM in an economically efficient manner. However, by permitting the waivers to lapse Delphi may be exposed to excise taxes as a result of accumulated funding deficiencies relating to accumulated funding deficiencies for the plan years ended September 30, 2005 and 2006 of approximately $170 million and $1.2 billion, respectively. Accordingly, Delphi may be subject to excise taxes of approximately $17 million and $122 million for plan years ended September 30, 2005 and 2006, respectively. Also, should Delphi not meet its minimum funding requirements on or before June 15, 2008, the accumulated funding deficiency would be approximately $2.4 billion for the plan year ended September 30, 2007, possibly exposing Delphi to further excise taxes of approximately $244 million. If the accumulated funding deficiency is not corrected after Delphi receives the assessments, a 100% excise tax may be assessed at the discretion of the IRS. Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits attributable to prepetition service while in chapter 11 and that it has made all required payments for postpetition service. Delphi further believes that as a result it is not liable for any penalty excise taxes that may be assessed by the IRS. Delphi believes that its ultimate emergence from chapter 11 will result in satisfaction of its pension funding obligations, and although there is significant uncertainty surrounding the outcome of the excise tax assessment and the potential for Delphi to litigate this matter, if necessary, management has concluded that an unfavorable outcome is not currently probable. Assuming Delphi is assessed an excise tax for all plan years through 2007, the total range of exposure would approximate between $380 million and $3.8 billion. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information on Delphi’s discussions with the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

Even if Our Employees do not Strike, Labor Related Disruptions at Our Customers or other Suppliers May Adversely Affect our Operations.

During the three months ended March 31, 2008, production in GM North America decreased due to work stoppages at American Axle, a Tier-1 supplier to GM based in Detroit, Michigan (the “American Axle Work Stoppages”). On February 25, 2008 certain UAW-represented hourly employees of American Axle ceased production at certain of its manufacturing plants in North America. The work stoppages have forced GM to slow down or suspend production at certain of their manufacturing plants, which has also slowed production of other Tier 1 suppliers, including Delphi. The impact of the American Axle Work Stoppages on Delphi operations through March 2008 was $214 million unfavorable to sales.

Changes In the Competitive Environment For Raw Materials Integral To Our Products May Adversely Affect Our Profitability.

In recent periods there have been significant increases in the global prices of copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations or financial condition. We anticipate that these increases along with any fluctuation in the availability of these commodities will continue to have adverse affects on our business, results of operations or financial condition throughout fiscal 2008. As the resin raw material market related cost pressure continues, we expect to see increasing costs in our resin as well as our plastic component supplier value streams. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with domestic vehicle manufacturers (“VMs”), and may prevent us from doing so in the future and in some cases there is a lapse of time before we are able to pass price increases through to the customer. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the first quarter of 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 14. Debt, to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 2008, no matters were submitted to a vote of security holders.

ITEM 5.	OTHER INFORMATION

The following items occurred within the last four business days of the date of filing of this quarter report and are reported here in lieu of filing a Form 8-K.

Item 1.01	Entry into a Material Definitive Agreement

On May 9, 2008, Delphi entered into an amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”). The Amended and Restated DIP Credit Facility extends the tenor until December 31, 2008 and modifies the size of the facility by reducing the Revolving Facility to $1.1 billion from $1.75 billion and increasing the size of the Tranche B Term Loan to $500 million from $250 million and leaving the Tranche C Term Loan unchanged at approximately $2.5 billion. On May 9, 2008, Delphi filed a motion with the Court to increase the Tranche C Term Loan to $2.75 billion from approximately $2.5 billion and expects the Court to approve the motion by the end of May 2008 with funding in June 2008. Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM will advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA. The material terms of the Amended and Restated DIP Credit Facility and the agreement with GM are described in Note 19. Subsequent Events to the consolidated financial statements and the executed agreements are filed as exhibits to this quarterly report.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

2(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
10(a)	Delphi Corporation 2007 Short-Term Incentive Plan, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed January 30, 2008.*
10(b)	Delphi Corporation 2007 Long-Term Incentive Plan, incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K filed January 30, 2008.*
10(c)	Delphi Corporation Salaried Retirement Equalization Savings Program, incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K filed January 30, 2008.*
10(d)	Delphi Corporation Supplemental Executive Retirement Program, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K/A filed February 20, 2008.*
10(e)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered March 19, 2008, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on March 25, 2008.*
10(f)	Amended and Restated Revolving Credit, Term Loan, and Guaranty Agreement dated as of May 9, 2008.
10(g)	Agreement between Delphi Corporation and General Motors Corporation dated as of May 9, 2008.
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
(Registrant)

May 9, 2008	/s/ Thomas S. Timko
Thomas S. Timko Chief Accounting Officer and Controller