Form 10-Q
period 2008-06-30
DELPHI CORP
filed 2008-08-08
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

(248) 813-2000
( Registrant’s telephone number, including area code)

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

As of June 30, 2008 there were 564,635,299 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$1,483	$2,247	$3,124	$4,410
Other customers	3,751	3,753	7,362	7,272

Total net sales	5,234	6,000	10,486	11,682

Operating expenses:
Cost of sales, excluding items listed below	4,821	5,654	9,718	10,960
U.S. employee workforce transition program charges (credit)	18	—	54	(6)
Depreciation and amortization	210	230	429	457
Long-lived asset impairment charges	5	34	8	40
Goodwill impairment charges	168	—	168	—
Selling, general and administrative	377	394	741	758
Securities & ERISA litigation charge	—	332	—	332

Total operating expenses	5,599	6,644	11,118	12,541

Operating loss	(365)	(644)	(632)	(859)
Interest expense (contractual interest expense for the three and six months ended June 30, 2008 was $150 million and $279 million, respectively, and for the three and six months ended June 30, 2007 was $118 million and $242 million, respectively)	(109)	(84)	(219)	(174)
Loss on extinguishment of debt	(49)	—	(49)	(23)
Other income, net	4	19	23	39
Reorganization items	(29)	(42)	(138)	(81)

Loss from continuing operations before income taxes, minority interest and equity income	(548)	(751)	(1,015)	(1,098)
Income tax expense	(10)	(55)	(73)	(101)

Loss from continuing operations before minority interest and equity income	(558)	(806)	(1,088)	(1,199)
Minority interest, net of tax	(12)	(12)	(23)	(24)
Equity income, net of tax	11	10	22	24

Loss from continuing operations	(559)	(808)	(1,089)	(1,199)
Income (loss) from discontinued operations, net of tax	8	(13)	(51)	(155)

Net loss	$(551)	$(821)	$(1,140)	$(1,354)

Basic and diluted loss per share:
Continuing operations	$(0.99)	$(1.44)	$(1.93)	$(2.14)
Discontinued operations	0.01	(0.02)	(0.09)	(0.27)

Basic and diluted loss per share	$(0.98)	$(1.46)	$(2.02)	$(2.41)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
	(Unaudited)	2007
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,054	$1,036
Restricted cash	121	173
Accounts receivable, net:
General Motors and affiliates	1,108	1,257
Other	3,024	2,637
Inventories, net (Note 11)	1,737	1,808
Other current assets	677	588
Assets held for sale (Note 4)	711	720

Total current assets	8,432	8,219
Long-term assets:
Property, net	3,811	3,863
Investments in affiliates	386	387
Goodwill	256	397
Other	784	801

Total long-term assets	5,237	5,448

Total assets	$13,669	$13,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 15)	$4,421	$3,495
Accounts payable	2,951	2,904
Accrued liabilities (Note 12)	2,343	2,281
Liabilities held for sale (Note 4)	451	412

Total current liabilities	10,166	9,092
Long-Term liabilities:
Other long-term debt (Note 15)	59	59
Employee benefit plan obligations (Note 17)	475	443
Other (Note 12)	1,160	1,185

Total long-term liabilities	1,694	1,687
Liabilities subject to compromise (Note 14)	16,244	16,197

Total liabilities	28,104	26,976

Commitments and contingencies (Note 22)
Minority interest	145	163
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2008 and 2007	6	6
Additional paid-in capital	2,747	2,756
Accumulated deficit	(16,241)	(14,976)
Accumulated other comprehensive loss:
Employee benefit plans (Note 17)	(1,702)	(1,679)
Other	616	446

Total accumulated other comprehensive loss	(1,086)	(1,233)
Treasury stock, at cost (391 thousand and 1.5 million shares in 2008 and 2007, respectively)	(6)	(25)

Total stockholders’ deficit	(14,580)	(13,472)

Total liabilities and stockholders’ deficit	$13,669	$13,667

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in millions)

Cash flows from operating activities:
Net loss	$(1,140)	$(1,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429	457
Long-lived asset impairment charges	8	40
Goodwill impairment charges	168	—
Deferred income taxes	(10)	19
Pension and other postretirement benefit expenses	375	482
Equity income	(22)	(24)
Reorganization items	138	81
U.S. employee workforce transition program charges (credit)	54	(6)
Loss on extinguishment of debt	49	23
Loss on assets held for sale	32	—
Securities & ERISA litigation charge	—	332
Loss on liquidation/deconsolidation of investment	—	79
Changes in operating assets and liabilities:
Accounts receivable, net	(376)	(922)
Inventories, net	36	4
Other assets	36	(42)
Accounts payable	151	399
Accrued and other long-term liabilities	53	389
Other, net	(42)	(33)
U.S. employee workforce transition program payments	(100)	(526)
U.S. employee workforce transition program reimbursement by GM	—	265
Pension contributions	(310)	(156)
Other postretirement benefit payments	(131)	(87)
Net payments for reorganization items	(55)	(61)
Dividends from equity investments	10	12
Discontinued operations (Note 4)	48	193

Net cash used in operating activities	(599)	(436)

Cash flows from investing activities:
Capital expenditures	(414)	(308)
Proceeds from sale of property	47	20
Cost of acquisitions	(15)	—
Proceeds from sale of non-U.S. trade bank notes	117	95
Proceeds from divestitures, net	121	—
Decrease (increase) in restricted cash	52	(10)
Other, net	(6)	(16)
Discontinued operations	(99)	(19)

Net cash used in investing activities	(197)	(238)

Cash flows from financing activities:
Proceeds from amended and restated debtor-in-possession facility, net of issuance cost of $92 million	3,158	—
Proceeds from refinanced debtor-in-possession facility, net of issuance cost of $7 million	—	2,739
Repayments of borrowings from refinanced debtor-in-possession facility	(2,746)	—
Repayments of borrowings under debtor-in-possession facility	—	(250)
Repayments of borrowings under prepetition term loan facility	—	(988)
Repayments of borrowings under prepetition revolving credit facility	—	(1,508)
Net borrowings under amended and restated debtor-in-possession facility	311	—
Net borrowings under refinanced debtor-in-possession facility	—	410
Net borrowings under other debt agreements	29	83
Dividend payments of consolidated affiliates to minority shareholders	(23)	(30)
Discontinued operations	17	(3)

Net cash provided by financing activities	746	453

Effect of exchange rate fluctuations on cash and cash equivalents	68	38

Increase (decrease) in cash and cash equivalents	18	(183)
Cash and cash equivalents at beginning of period	1,036	1,608

Cash and cash equivalents at end of period	$1,054	$1,425

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Net loss	$(551)	$(821)	$(1,140)	$(1,354)
Other comprehensive income:
Currency translation adjustments, net of tax	21	120	90	146
Net change in unrecognized gain on derivative instruments, net of tax	(16)	50	80	53
Employee benefit plans adjustment, net of tax	19	(5)	(11)	(5)

Other comprehensive income	24	165	159	194

Comprehensive loss	$(527)	$(656)	$(981)	$(1,160)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”), is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s largest customer is General Motors Corporation (“GM”) and North America and Europe are its largest markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s consolidated financial statements and notes thereto included in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi has segregated those items as outlined above for all reporting periods subsequent to October 8, 2005.

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet the Company’s future obligations, including an extension or replacement of their DIP financing agreement, which expires on December 31, 2008. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007. The Court confirmed Delphi’s plan of reorganization, as amended, on January 25, 2008, but Delphi was unable to consummate the plan because certain investors under the plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. Delphi subsequently filed complaints seeking redress for the breach of the investment agreement and damages related to the consequent delay of Delphi’s emergence from chapter 11. Delphi continues to work with its stakeholders, including GM, to further amend the plan. On July 23, 2008, Delphi’s Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the Creditors’ Committee, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s plan of reorganization. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not presently intend to prosecute such complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the previously confirmed plan of reorganization, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa Management L.P. and the other investors who were party to the Equity Purchase and Commitment Agreement dated as of August 3, 2007. Pending confirmation and consummation of the plan of reorganization (as amended) or an alternative plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11. Because discussions are ongoing, we can not provide any assurances as to when or if Delphi will confirm or consummate a modified plan or the extent or nature of any future amendments. Consummation of a confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of consummation of a confirmed plan of reorganization (as amended).

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the six months ended June 30, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, the confirmation date of the plan of reorganization (as amended), when the Company ceased accruing interest on these claims. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million through January 25, 2008. Delphi reduced interest expense by $7 million during the three months ended June 30, 2008 due to changes in estimates of certain prepetition claim amounts. At June 30, 2008, Delphi had accrued interest of $418 million in accrued liabilities in the accompanying balance sheet for prepetition claims. This estimate is based on numerous factual and legal assumptions. Upon consummation of the confirmed plan of reorganization discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, the interest accrued for prepetition claims will be discharged at the emergence date; however, as noted above, Delphi has not yet consummated its confirmed plan and is continuing to work with its stakeholders to further amend the plan or develop an alternative plan accordingly, and there can be no assurances that these estimates will not change.

Use of Estimates — Preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the second quarter of 2008, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, workers’ compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Valuation of Long-Lived Assets— Delphi periodically evaluates the carrying value of long-lived assets held for use, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or Delphi’s review of appraisals. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Refer to Note 4. Discontinued Operations and Note 7. Long-Lived Asset Impairment for more information.

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

Amounts have been derived from the consolidated financial statements and accounting records of Delphi using the historical basis of assets and liabilities held for sale and historical results of operations related to Delphi’s global steering and halfshaft businesses (the “Steering Business”) and its interiors and closures product line (the “Interiors and Closures Business”). The sale of the U.S. operation and certain of the non-U.S. operations of the Steering Business will be sales of assets and will include (i) all assets, except for cash, deferred tax assets, and intercompany accounts, and (ii) all liabilities, except for debt, deferred tax liabilities, intercompany accounts, U.S. pension and other postretirement benefit liabilities, accrued payroll, and certain employee benefit accounts. The sale of certain non-U.S. operations of the Steering Business are stock sales and will include all assets and liabilities for the sites with purchase price adjustments for cash, debt, and certain other accounts. The sale of the Interiors and Closures Business closed on February 29, 2008. The majority of the Interiors and Closures Business sale was primarily accomplished through asset sales and the buyer assumed inventory, fixed assets, non-U.S. pension liabilities and an investment in a joint venture in Korea.

While the historical results of operations of the Steering Business and the Interiors and Closures Business include general corporate allocations of certain functions historically provided by Delphi, such as accounting, treasury, tax, human resources, facility maintenance, and other services, no amounts for these general corporate retained functions have been allocated to the loss from discontinued operations in the statements of operations. Delphi expects to retain certain employee pension and other postretirement benefit liabilities for the Steering Business and these liabilities were not allocated to liabilities held for sale in the balance sheets. Expenses related to the service cost of employee pension and other postretirement benefit plans, however, were allocated to discontinued operations in the statements of operations, because Delphi will not continue to incur such related expense subsequent to the divestiture of these businesses. Allocations have been made based upon a reasonable allocation method. Refer to Note 4. Discontinued Operations.

Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company utilized the fair value measures of SFAS 157 in accounting for its marketable securities and derivative net assets. The adoption of the new definition of fair value pursuant to SFAS 157 did not have a significant impact on Delphi’s financial statements. Refer to Note 19. Fair Value Measurements for the disclosures required by SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires, among other things, an employer to measure the funded status of its defined benefit pension and other postretirement benefits plans as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. Historically, Delphi has measured the funded status of its U.S. retiree health care benefit plans and certain international pension plans as of September 30 of each year. Delphi adopted the measurement date provisions of SFAS 158 as of January 1, 2008, which resulted in adjustments that increased pension and other postretirement benefit liabilities by $139 million, the accumulated deficit by $129 million and accumulated other comprehensive loss by $10 million.

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

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1 (“FSP SOP 90-7-1”), An Amendment of AICPA Statement of Position 90-7. FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under SOP 90-7, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) became final, but Delphi was unable to consummate the Plan because certain investors under the Plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. The Plan incorporates, approves, and is consistent with the terms of each agreement.

Labor — Modify Delphi’s labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements have already become effective, and the remaining portions will not become effective until the effectiveness of the Global Settlement Agreement, as amended (the “GSA”), and the Master Restructuring Agreement, as amended (the “MRA”), with GM and upon substantial consummation of the Plan as confirmed by the Court. However, as part of Delphi’s overall discussions with its stakeholders to further amend the Plan and emerge from chapter 11 as soon as practicable, Delphi and GM are negotiating modifications to the GSA and MRA, which if finalized and agreed to by both parties and approved by the Court, would provide for the agreements or certain portions of the agreements, including provisions related to the transfer of certain legacy pension and other postretirement benefit obligations, to become effective prior to substantial consummation of a plan of reorganization. Among other things, early effectiveness of certain provisions of the GSA and MRA would facilitate the planned transfer of the maximum amount of Delphi’s hourly pension obligations permitted under the U.S. Internal Revenue Code (the “Code”) to GM in an economically efficient manner prior to September 30, 2008, see Pensions below.

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 16. U.S. Employee Workforce Transition Programs for more information.

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

Delphi and GM have entered into comprehensive settlement agreements consisting of the GSA and the MRA. The GSA and the MRA comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and MRA currently provide that such agreements are not effective until and unless Delphi emerges from chapter 11. However, as noted above, Delphi and GM are considering potential amendments which would make the agreements or certain portions of the agreements effective prior to emergence. Given the ongoing nature of the discussions there can be no assurance that the parties will agree to potential amendments or that the Court will approve such amendments. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA and the following discussion does not consider the potential impact of any amendments. These agreements will result in a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will account for the impact of the GSA or the MRA when the conditions of the agreements are satisfied and Court approval, if required, has been obtained.

•	Most obligations set forth in the GSA are to be performed upon the occurrence of the effective date of the Plan or as soon as reasonably possible thereafter. By contrast, the MRA addresses matters that will require a significantly longer period that will extend for a number of years after consummation of the Plan to complete.

•	GM’s obligations under the GSA and MRA are conditioned upon, among other things, Delphi’s consummation of the Plan, including payment of amounts to settle GM claims as outlined below.

The GSA is intended to resolve outstanding issues between Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. During 2007, Delphi entered into amendments to both the GSA and the MRA. These agreements, as amended, provide for a comprehensive settlement of outstanding issues between Delphi and GM (other than ordinary course matters), including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999; certain post-separation claims and disputes between Delphi and GM; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under Delphi’s Plan; and various other legacy issues.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will assume approximately $7 billion of certain postretirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as practicable following the effective date of the Plan, as provided in the union settlement agreements, and GM’s Hourly-Rate Employees Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employees Pension Plan, as set forth in the U.S. labor union settlement agreements;

•	Shortly after the effectiveness of the Plan, GM will receive an interest bearing note from Delphi in the amount of $1.5 billion which is expected to be paid promptly following effectiveness;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

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

The GSA and MRA may be terminated by the Company or GM because the effective date of the Plan did not occur by March 31, 2008 and the EPCA (as defined below) was terminated. As of the date hereof, neither Delphi nor GM has terminated the GSA or the MRA.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with Delphi’s new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. In connection with the Company’s continuous evaluation of its product portfolio, effective November 1, 2006 Delphi decided that the power products business no longer fit within the Company’s future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group and during the second quarter of 2008 Delphi decided that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst product line and the global exhaust business (included in the Powertrain Systems segment), and the steering and halfshaft product lines and interiors and closures product lines (included in discontinued operations), the Company’s non-core product lines are included in the Automotive Holdings Group segment, refer to Note 21. Segment Reporting.

Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, labor unions and other stakeholders to carefully manage the transition of affected product lines and manufacturing sites. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

During the first six months of 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line and closed on the sales of the interiors and closures product line, the North American brake components machining and assembly assets, the global bearings business and the U.S. suspensions business. Additionally, under an order providing Delphi with authority to sell certain assets that do not exceed $10 million without further Court approval, Delphi entered into an agreement to sell its power products business. Refer to Note 4. Discontinued Operations and Note 5. Acquisitions and Divestitures for more information.

Costs recorded in the three and six months ended June 30, 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets, employee termination benefits and other exit costs and U.S. employee workforce transition program charges as further described in Note 4. Discontinued Operations, Note 7. Long-Lived Asset Impairment, Note 9. Employee Termination Benefits and Other Exit Costs and Note 9. U.S. Employee Workforce Transition Programs.

Cost Structure — Transform the salaried workforce and reduce general and administrative expenses to ensure that its organizational and cost structure is competitive and aligned with Delphi’s product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services, information technology and certain sales administration outsourcing activities, reduction of its global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, Delphi does not expect to fully realize substantial savings until 2009 and beyond.

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

On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. The IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The waivers were required, at that time, to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. Absent the waivers, the transfer to GM could have triggered an obligation of the Debtors to make cash contributions to the Hourly Plan which would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver, which would have expired if Delphi did not emerge from chapter 11 by February 29, 2008. The Court authorized two additional funding waivers which authorized Delphi to defer funding contributions due under the Employee Retirement Income Security Act (“ERISA”) and the Code until May 9, 2008. On April 4, 2008, the IRS and the PBGC modified the 2006 Waivers and the 2007 Hourly Plan Waiver by extending the date by which Delphi must emerge from chapter 11 to May 9, 2008.

Delphi did not seek extension of the 2006 Waivers or the 2007 Hourly Plan Waiver past May 9, 2008. Delphi believes that ERISA and the Code will still, under most circumstances, after June 15, 2008, permit the Company to be able to effect the planned transfer of the maximum amount of Delphi’s hourly pension obligations permitted under the Code to GM in an economically efficient manner prior to September 30, 2008. However, by permitting the waivers to lapse Delphi is potentially exposed to excise taxes as a result of accumulated funding deficiencies for the plan years ended September 30, 2005 and 2006 of approximately $173 million and $1.22 billion, respectively. Accordingly, the IRS may assert against Delphi excise taxes in the approximate amounts of $17 million and $122 million for plan years ended September 30, 2005 and 2006, respectively. Because Delphi did not meet its minimum funding requirements on or before June 15, 2008, the accumulated funding deficiency without the effect of the waivers would be approximately $2.44 billion for the plan year ended September 30, 2007, which could lead to the IRS further asserting additional excise taxes of approximately $244 million. If the accumulated funding deficiency is not corrected after Delphi receives the assessments, an excise tax of up to 100% may be assessed at the discretion of the IRS. Assuming Delphi is assessed an excise tax for all plan years through 2007, the total range of exposure would approximate between $380 million and $3.8 billion. Delphi expects that the Hourly and Salaried Plans will have accumulated funding deficiencies for the plan year ending September 30, 2008, should Delphi not emerge from chapter 11. Any transfer of hourly pension obligations to a GM pension plan will mitigate such deficiency for the Delphi Hourly Plan.

As noted above, Delphi and GM are considering potential amendments to the GSA and MRA, which if agreed to by the parties and approved by the Court, would cause the agreements or certain portions of the agreements to become effective prior to substantial consummation of a plan of reorganization, including those relating to the transfer of certain assets and liabilities of Delphi’s Hourly Plan to the GM Hourly-Rate Employees Pension Plan, as set forth in the U.S. labor union settlement agreements, thereby facilitating completion of such transfer in an economically efficient manner prior to September 30, 2008. However, there can be no assurances that Delphi and GM will reach final agreement on potential amendments or that the Court will approve the potential amendments such that the proposed transfer can be completed prior to September 30, 2008. In the event such transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer.

Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits attributable to prepetition service while in chapter 11 and that it has made all required payments for postpetition service. Delphi further believes that as a result, it is not liable for any penalty excise taxes that may be assessed by the IRS. Delphi believes that its ultimate emergence from chapter 11 will result in a consensual resolution of its pension funding obligations, and given the significant uncertainty surrounding the outcome of the excise tax assessment and the potential for Delphi to litigate this matter, if necessary, management has concluded that an unfavorable outcome is not currently probable. Accordingly, as of June 30, 2008, no amounts have been recorded for any potential excise tax assessment.

Pursuant to the pertinent terms of the waivers, as modified, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit have been recognized as Delphi funding contributions to the plans for the plan year ending September 30, 2008.

The Company has represented that it currently intends to meet the minimum funding standard under IRC section 412 upon emergence from chapter 11. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the ability to transfer certain assets and unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, the date and size of such transfer, the funded status of the Hourly Plan and the date of emergence. As noted above, in the event the anticipated transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi committed to freeze the Hourly and Salaried Plans effective at the end of the month following emergence from chapter 11. Refer to Note 17. Pension and Other Postretirement Benefits for more information.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund pursuant to the EPCA, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

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

On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA, that Appaloosa is entitled to terminate the EPCA and that the Investors are entitled to be paid the fee of $83 million plus certain expenses and other amounts. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Unsecured Creditors and Equity Committees in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA.

On April 5, 2008, Appaloosa delivered to Delphi a letter described as “a supplement to the April 4 Termination Notice,” stating “this letter constitutes a notice of an additional ground for termination” of the EPCA. The April 5 letter stated that the EPCA’s failure to become effective on or before April 4, 2008 was grounds for its termination. On June 30, 2008, Merrill, Goldman, UBS and affiliates of Pardus and Harbinger delivered to Delphi letters of termination relating to the EPCA.

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by

Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and on July 28, 2008, the Court denied in part and granted in part the Investors’ motions. A trial on Delphi’s complaint is currently scheduled to occur in March 2009, and the parties have agreed to participate in mediation in an attempt to settle the claims that were not dismissed.

During 2007, in exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA as described above, Delphi recognized $79 million of expense related to these fees and other expenses during the six months ended June 30, 2008.

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan and is continuing discussions with its stakeholders regarding potential amendments to the Plan that will enable Delphi to emerge from chapter 11 as soon as practicable. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization is extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) is extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not presently intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the court on July 31, 2008, the Debtors’ exclusive period for filing a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including October 31, 2008 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including December 31, 2008.

The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Plan (as modified), as the terms of any future confirmed plan of reorganization, as the U.S. labor agreements, and as the GSA, and the MRA become effective. In the event the Debtors are unable to consummate the Plan (as modified), the cost will be recognized as the aforementioned agreements become effective as elements of any future confirmed plan of reorganization. The Plan and agreements will significantly impact Delphi’s accounting for its pension plans, postretirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A. Risk Factors, Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder Delphi’s ongoing business activities and its ability to operate, fund and execute Delphi’s business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. As approved by the Court on January 25, 2008, the Debtors sold investments in non-Debtor affiliates in the amount of $1.4 billion to a non-Debtor affiliate and received a note receivable from non-Debtor affiliates. As of March 31, 2008 approximately $0.2 billion was included in current assets and $1.2 billion was included in long-term assets. However, during the second quarter of 2008, based on strategic tax planning changes in repatriation plans the timing of payment of the note receivable was re-evaluated and the full note receivable from non-Debtor affiliates balance of $1.4 billion is included in long-term assets as of June 30, 2008. During the three and six months ended June 30, 2008, the Debtors received approximately $167 million of dividends from non-Debtor affiliates and during the three and six months ended June 30, 2007, the Debtors received approximately $26 million and $29 million, respectively, of dividends from non-Debtor affiliates. Dividends from non-Debtor affiliates are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore were recorded in equity income from non-Debtor affiliates, net of tax.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the six months ended June 30, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007. The plan of reorganization also provides that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, the confirmation date of the plan of reorganization, when the Company ceased accruing interest on these claims. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million through January 25, 2008. Delphi reduced interest expense by $7 million during the three months ended June 30, 2008 due to changes in estimates of certain prepetition claim amounts. At June 30, 2008, Delphi had accrued interest of $418 million in accrued liabilities in the accompanying balance sheet for prepetition claims. This estimate is based on numerous factual and legal assumptions.

U.S. Employee Workforce Transition Programs — The workforce transition programs offer buy-down payments for eligible traditional employees who do not elect the attrition or flowback options and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability in 2007. In the first six months of 2008, the wage asset and liability were increased by $3 million to reflect the final terms of certain divestitures. At June 30, 2008, $82 million was recorded in other current assets and $181 million was recorded in other long-term assets in the accompanying balance sheet, net of $20 million and $41 million of amortization expense recorded in the three and six months ended June 30, 2008, respectively, of which $2 million and $3 million, respectively, was recorded in loss from discontinued operations. In addition, $16 million was recorded during the first quarter of 2008 in U.S. employee workforce transition program charges to reflect costs under the workforce transition programs in excess of amounts previously estimated. Refer to Note 16. U.S. Employee Workforce Transition Programs for more information.

Goodwill Impairment Charges — During the second quarter of 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture segment to be less than its book value. The fair value was also adversely affected by declining industry market valuation metrics. Accordingly, the Debtors recorded $99 million of goodwill impairment charges in the Debtor financial statements during the three and six months ended June 30, 2008 related to the Electrical/Electronic Architecture segment. Refer to Note 8. Goodwill Impairment for more information.

Income Tax Benefit — Generally the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (“OCI”). However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.

Accordingly, all items of current year income, including those in OCI, should be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations and that should be allocated to continuing operations. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets.

For the three- and six-month periods ended June 30, 2008, Delphi had a $117 million pre-tax gain in OCI, primarily related to derivative contracts on copper and the Mexican Peso, thereby reducing the Company’s current year valuation allowance and resulting in a benefit of $21 million allocated to the current year loss from continuing operations.

Assets Held for Sale — The assets held for sale by the Debtors include the net assets held for sale of the non-Debtor affiliates of $356 million which was reclassified from investments in non-Debtor affiliates.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Net Sales	$2,126	$3,251	$4,454	$6,538
Operating expenses:
Cost of sales, excluding items listed below	2,238	3,428	4,691	6,750
U.S. employee workforce transition program charges (credit)	18	—	54	(6)
Depreciation and amortization	95	128	207	261
Long-lived asset impairment charges	4	33	7	37
Goodwill impairment charges	99	—	99	—
Selling, general and administrative	232	248	457	484
Securities & ERISA litigation charge	—	332	—	332

Total operating expenses	2,686	4,169	5,515	7,858

Operating loss	(560)	(918)	(1,061)	(1,320)
Interest expense (contractual interest expense for the three and six months ended June 30, 2008 was $127 million and $241 million, respectively, and for the three and six months ended June 30, 2007 was $106 million and $219 million, respectively)	(86)	(73)	(181)	(152)
Loss on extinguishment of debt	(49)	—	(49)	(23)
Other (expense) income, net	(5)	(7)	(5)	5
Reorganization items	(13)	(35)	(113)	(66)

Loss from continuing operations before income taxes, minority interest and equity income	(713)	(1,033)	(1,409)	(1,556)
Income tax benefit (expense)	18	(20)	15	(24)

Loss from continuing operations before minority interest and equity income	(695)	(1,053)	(1,394)	(1,580)
Equity income from non-consolidated affiliates, net of tax	12	8	19	22

Loss from continuing operations	(683)	(1,045)	(1,375)	(1,558)
(Loss) income from discontinued operations, net of tax	(10)	47	(92)	(76)
Equity income from non-Debtor affiliates, net of tax	142	177	327	280

Net loss	$(551)	$(821)	$(1,140)	$(1,354)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	June 30,
	2008	December 31,
	(Unaudited)	2007
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$148	$113
Restricted cash	58	125
Accounts receivable, net:
General Motors and affiliates	768	972
Other third parties	654	623
Non-Debtor affiliates	313	250
Notes receivable from non-Debtor affiliates	41	278
Inventories, net	708	823
Other current assets	365	385
Assets held for sale	450	475

Total current assets	3,505	4,044
Long-term assets:
Property, net	1,317	1,446
Investments in affiliates	327	331
Investments in non-Debtor affiliates	2,075	3,267
Goodwill	53	152
Notes receivable from non-Debtor affiliates	1,429	—
Other	456	512

Total long-term assets	5,657	5,708

Total assets	$9,162	$9,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,594	$2,782
Accounts payable	821	1,007
Accounts payable to non-Debtor affiliates	654	689
Accrued liabilities	1,266	1,328
Liabilities held for sale	190	167

Total current liabilities	6,525	5,973
Long-term liabilities not subject to compromise:
Debtor-in-possession financing	22	24
Employee benefit plan obligations and other	870	951

Total long-term liabilities	892	975
Liabilities subject to compromise	16,325	16,276

Total liabilities	23,742	23,224

Stockholders’ deficit:
Total stockholders’ deficit	(14,580)	(13,472)

Total liabilities and stockholders’ deficit	$9,162	$9,752

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Six Months
	Ended
	June 30,
	2008	2007
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(960)	$(648)

Cash flows from investing activities:
Capital expenditures	(161)	(104)
Proceeds from sale of property	32	10
Proceeds from divestitures	119	—
Decrease in restricted cash	67	—
Proceeds from notes receivable from non-Debtor affiliates	265	—
Other, net	5	2
Discontinued operations	(50)	(6)

Net cash provided by (used in) investing activities	277	(98)

Cash flows from financing activities:
Net borrowings under amended and restated debtor-in-possession facility	3,469	—
(Repayments of borrowings) net proceeds from refinanced debtor-in-possession facility	(2,746)	3,149
Repayments of borrowings from debtor-in-possession facility	—	(250)
Repayments of borrowings under prepetition term loan facility	—	(988)
Repayments of borrowings from prepetition revolving credit facility	—	(1,508)
Repayments of borrowings under other debt agreements	(5)	(7)

Net cash provided by financing activities	718	396

Increase (decrease) in cash and cash equivalents	35	(350)
Cash and cash equivalents at beginning of period	113	376

Cash and cash equivalents at end of period	$148	$26

3.	REORGANIZATION ITEMS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Professional fees directly related to reorganization	$30	$44	$59	$87
Interest income	(2)	(2)	(4)	(6)
Write off of previously capitalized fees and expenses related to the EPCA	—	—	79	—
Other	1	—	4	—

Total Reorganization Items	$29	$42	$138	$81

For the six months ended June 30, 2008 and 2007, reorganization items resulted in $3 million and $6 million, respectively, of cash received entirely related to interest income. Cash paid for professional fees was approximately $58 million and $67 million, respectively, for the six months ended June 30, 2008 and 2007. Professional fees for the three and six months ended June 30, 2008 also includes arrangement and other fees paid to various lenders in conjunction with the bankruptcy exit financing that was commenced but not completed in April 2008.

4.	DISCONTINUED OPERATIONS

The Court approval of Delphi’s plan to dispose of the Interiors and Closures Business and the Steering Business triggered held for sale accounting under SFAS 144 in 2007.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). Delphi expects proceeds from the sale and related Transaction Agreement to approximate $250 million. In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Delphi is working to close the sale as soon as practicable. Any party in compliance with its obligations under the Purchase Agreement may terminate the Purchase Agreement if the transaction does not close by August 31, 2008, with certain exceptions. Delphi expects that it will have satisfied all of its conditions by this date. During the three and six months ended June 30, 2008, Delphi recorded income of $8 million and losses of $69 million, net of tax, respectively, due to the results of operations for the six months ended June 30, 2008, and adjustment of assets held for sale to fair value of the Steering Business as of June 30, 2008.

Prior to the assets of the Steering Business being classified as held for sale, Delphi recorded asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering Business of $152 million during the first quarter of 2007.

Interiors and Closures Business

Delphi and certain of its affiliates closed on the sale of the Interiors and Closures Business to Inteva Products, LLC (“Inteva”), a wholly-owned subsidiary of the Renco Group, on February 29, 2008. Delphi received proceeds from the sale of approximately $98 million consisting of $63 million of cash (less $23 million of cash at an overseas entity that was included in the sale) and the remainder in notes at fair value. During the first quarter of 2008, as a result of the operating results and sale of the Interiors and Closures Business, Delphi recorded income of $18 million, net of tax.

The Interiors and Closures Business, through the date of the sale, and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for the three and six months ended June 30, 2008 and 2007. The assets and liabilities of the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of June 30, 2008 and December 31, 2007. The assets and liabilities of the Interiors and Closures Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2007.

The results of the discontinued operations are summarized as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Sales:
Steering Business	$570	$699	$1,139	$1,380
Interiors and Closures Business	—	322	241	634

Total sales	$570	$1,021	$1,380	$2,014

Income (loss) before income taxes (including minority interest and equity income, net of tax)	$13	$(11)	$(42)	$(150)
Provision for income taxes	(5)	(2)	(9)	(5)

Income (loss) from discontinued operations	$8	$(13)	$(51)	$(155)

Steering Business	8	(23)	(69)	(177)
Interiors and Closures Business	—	10	18	22

Assets and liabilities of the discontinued operations are summarized as follows:

	June 30,	December 31,
	2008	2007
	(in millions)

Current assets:
Cash	$79	$49
Accounts receivable	425	411
Inventory	188	188
Other current assets	17	8
Long-term assets:
Property, net	—	48
Other long-term assets	2	16

Assets held for sale	$711	$720

Steering Business (a)	711	594
Interiors and Closures Business	—	126
Current liabilities:
Accounts payable	$268	$271
Accrued liabilities	74	53
Short-term debt	66	49
Other long-term liabilities	23	14
Minority interest	20	25

Liabilities held for sale	$451	$412

Steering Business (b)	451	392
Interiors and Closures Business	—	20

(a)	The increase in the Steering Business assets held for sale as of June 30, 2008 is due to increased cash at certain non-U.S. operations of the Steering Business that will be stock sales, as well as increased accounts receivable due to operational seasonality.

(b)	The increase in the Steering Business liabilities held for sale as of June 30, 2008 is due to increased borrowings at certain non-U.S. operations of the Steering Business that will be stock sales, as well as an increase in employee termination benefit and other exit cost accruals related to the closure of a plant in accordance with the U.S. labor settlement agreements.

Cash flows from operating activities for discontinued operations are summarized as follows:

	Six Months
	Ended
	June 30,
	2008	2007
	(in millions)

Charge related to assets held for sale	$7	$—
Long-lived asset impairment charges	—	159
Pension and other postretirement benefit expenses	20	38
U.S. employee workforce transition program charges	3	—
Changes in net operating assets	18	(4)

Total	$48	$193

Steering Business	18	170
Interiors and Closures Business	30	23

5.	ACQUISITIONS AND DIVESTITURES

The results of operations, including the gain or loss on divestitures described below, were not significant to the consolidated financial statements in any period presented.

North American Brake Product Asset Sale (Automotive Holdings Group Segment)

On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan; Spring Hill, Tennessee; Oshawa, Ontario, Canada; and Saltillo, Mexico facilities. The 2007 annual revenues for North American Brake Components were $568 million. The sale occurred in the first quarter of 2008 and resulted in a gain of $3 million which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $38 million in the first quarter of 2008.

Bearings Business Product Sale (Automotive Holdings Group Segment)

On January 15, 2008, the Debtors filed a motion to sell Delphi’s bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code. On February 21, 2008, the Debtors announced that they had entered into a purchase agreement with Kyklos, Inc., a wholly owned subsidiary of Hephaestus Holdings, Inc. and an affiliate of KPS Special Situations Fund II, L.P. (“Kyklos”), which was the successful bidder at the auction held on February 19, and 20, 2008. The Court entered the order confirming the sale of the Bearings Business to Kyklos on March 19, 2008. The 2007 annual revenues for the Bearings Business were $280 million. During the first quarter of 2008, Delphi recognized a charge of $30 million, included in cost of sales, related to the assets held for sale of the Bearings Business. The sale occurred on April 30, 2008, and Delphi received net proceeds from this sale of approximately $15 million in the second quarter of 2008 with no net change to the loss on the sale.

U.S. Suspensions Asset Sale (Automotive Holdings Group Segment)

On March 7, 2008, the Debtors filed a motion to sell certain assets of Delphi’s U.S. suspensions business including the machinery, equipment and inventory primarily used and located at its suspension manufacturing facility in Kettering, Ohio (the “Kettering Assets”), to Tenneco Automotive Operating Company Inc. (“Tenneco”) for approximately $19 million and other consideration. On March 20, 2008, the Court approved the bidding procedures for the Kettering Assets, but no further bids were submitted by the bid deadline. On April 30, 2008, the Court entered an order approving the sale of the Kettering Assets to Tenneco. The 2007 annual revenues for the Kettering Assets were $113 million. The sale occurred on May 30, 2008 and resulted in a gain of $9 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $19 million in the second quarter of 2008.

Catalyst Product Line Sale (Powertrain Systems Segment)

On September 28, 2007, Delphi closed on the sale of its original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore. The Catalyst Business revenues for the nine months ended September 30, 2007 were $249 million. During the first quarter of 2008, Delphi and Umicore agreed on final working capital adjustments and Delphi received a payment of $9 million, of which $6 million offset a receivable recognized during 2007 and $3 million was recorded as a reduction to cost of sales.

Power Products Business Sale (Automotive Holdings Group Segment)

On May 27, 2008 and in accordance with the terms of an order authorizing the sale of certain assets for less than $10 million, Delphi served notice of its intention to sell its power products business (the “Power Products Business”) to Strattec Security Corporation, Witte-Velvert GmbH & Co. KG, Vehicle Access Systems Technology LLC, and certain of their affiliates (collectively, the “Strattec Buyers”) for approximately $8 million. On June 4, 2008, the Debtors filed a motion to assume and assign certain prepetition executory contracts related to the Power Products Business to the Strattec Buyers. On June 24, 2008, the Court entered an order authorizing the Debtors to assume and assign such contracts to the Strattec Buyers. The 2007 annual revenues for the Power Products Business were $59 million. Delphi recognized a charge of $3 million during the second quarter of 2008, included in cost of sales, related to the assets held for sale of the Power Products Business.

Global Exhaust Business Sale (Powertrain Systems Segment)

On June 27, 2008, the Debtors announced their intention to sell Delphi’s global exhaust business relating to the design and manufacture of the exhaust system front exhaust module including catalytic converters and exhaust manifolds (the “Exhaust Business”). Although Delphi intends to divest its Exhaust Business, the Company intends to continue to provide full engine management systems, including air and fuel management, and combustion and valve-train technology.

Acquisition of Joint Venture (Electronics & Safety Segment)

In the second quarter of 2008, Delphi made an additional investment in a consolidated South American majority-owned subsidiary for approximately $35 million in cash and short term notes. As a result, the ownership interest is now 100 percent.

6.	INCOME TAXES

Generally the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.

Accordingly, all items of current year income, including those in OCI, should be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations and that should be allocated to continuing operations. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets.

For the three- and six-month periods ended June 30, 2008, Delphi had a $117 million pre-tax gain in OCI, primarily related to derivative contracts on copper and the Mexican Peso, thereby reducing the Company’s current year valuation allowance and resulting in a benefit of $21 million allocated to the current year loss from continuing operations.

7.	LONG-LIVED ASSET IMPAIRMENT

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

The following table summarizes the long-lived asset impairment charges recorded for the three and six months ended June 30, 2008 and 2007 by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Segment	2008	2007	2008	2007
	(in millions)

Electronics & Safety	$4	$—	$5	$1
Powertrain Systems	—	8	—	9
Electrical/Electronic Architecture	1	—	1	1
Automotive Holdings Group	—	26	2	29

Continuing Operations	5	34	8	40
Discontinued Operations	—	5	—	159

Total	$5	$39	$8	$199

Refer to Note 4. Discontinued Operations for more information on the long-lived asset impairment charges recorded in loss from discontinued operations.

Delphi’s Bearings Business was a non-core product line that Delphi sold in the second quarter of 2008. In June 2007, Delphi had reassessed its estimated net proceeds from disposition and determined that the carrying value of the Bearings Business exceeded the undiscounted estimated future cash flows and consequently recognized an impairment charge of $26 million related to the valuation of long-lived assets held-for-use in the second quarter of 2007.

8.	GOODWILL IMPAIRMENT

At June 30, 2008 and December 31, 2007, Delphi’s goodwill balance was approximately $256 million and $397 million, respectively. The change in carrying amount of goodwill for the first six months of 2008 is as follows:

	2008
	(in millions)

Balance at January 1,	$397	(a)
Acquisitions	19
Impairment	(168)
Currency translation	8

Balance at June 30,	$256	(b)

(a)	$165 million in Electrical/Electronic Architecture, $155 million in Electronics & Safety and $77 million in Corporate and Other.

(b)	$177 million in Electronics & Safety and $79 million in Corporate and Other.

Delphi reviews the recoverability of goodwill annually on May 31 and at any other time when business conditions indicate a potential change in recoverability. In conjunction with Delphi’s annual recoverability tests, the deterioration of Delphi’s financial performance, combined with an unfavorable outlook, were indicators for potential impairment. More specifically, during the second quarter of 2008, Delphi has experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture segment to be less than its book value. The fair value was also adversely affected by declining industry market valuation metrics. Accordingly, the Company recorded $168 million of goodwill impairment charges during the three and six months ended June 30, 2008 related to the Electrical/Electronic Architecture segment.

Delphi performed its goodwill impairment test by comparing the carrying value of each of its reporting units to the fair value of the reporting unit. In determining fair value of reporting units, Delphi utilized a number of methodologies, including discounted cash flow analysis and review of fair value appraisals. Where the carrying value exceeded the fair value for a particular reporting unit, goodwill impairment charges were recognized. The goodwill impairment charges recognized were determined by stating all other assets and liabilities of a reporting unit at their fair values with the remaining fair value of the reporting unit attributed to goodwill. The resulting goodwill impairment charges are the excess of the recorded goodwill balance over the implied fair value of goodwill for the reporting unit. Delphi’s reporting units are the global businesses focused on product families. The fair value of the reporting units was negatively impacted by the continued deterioration of business conditions, principally in North America, as previously described.

9.	EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT COSTS

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

The following table summarizes the employee termination benefit and other exit cost charges recorded for the three and six months ended June 30, 2008 and 2007 by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Segment	2008	2007	2008	2007
	(in millions)

Electronics & Safety	$11	$1	$39	$3
Powertrain Systems	6	18	10	19
Electrical/Electronic Architecture	19	34	32	65
Thermal Systems	6	7	9	10
Automotive Holdings Group	15	145	58	189
Corporate and Other	1	18	1	22

Continuing Operations	58	223	149	308
Discontinued Operations	9	78	44	112

Total	$67	$301	$193	$420

Cost of sales	53	202	139	284
Selling, general and administrative expenses	5	21	10	24
Loss from discontinued operations	9	78	44	112

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during the three and six months ended June 30, 2008.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electronics & Safety and Automotive Holdings Group segments plan to transfer core products manufactured at a shared location in Portugal to a lower cost market and exit non-core products from that facility and recognized employee termination benefits of $44 million during the six months ended June 30, 2008. Additionally, Electronics & Safety, Electrical / Electronic Architecture (“E/EA”), Thermal Systems and the Automotive Holdings Group segments executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $18 million and $41 million of employee termination benefits and other related exit costs during the three and six months ended June 30, 2008, respectively.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $6 million and $37 million related to the closure of a manufacturing facility in Athens, Alabama during the three and six months ended June 30, 2008, respectively, which related to the Steering Business and was recorded in loss from discontinued operations. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the three and six months ended June 30, 2008 for involuntary separation and incurred $24 million and $42 million, respectively, in related employee termination benefits in the Electronics & Safety, Powertrain Systems, E/EA and Automotive Holdings Group segments.

The following are details of significant charges during the three and six months ended June 30, 2007.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the E/EA segment transferred manufacturing operations in Germany and Portugal to lower cost markets in Eastern Europe and Asia Pacific. As a result, E/EA significantly reduced the number of employees at these locations, and announced involuntary employee separation packages for approximately $26 million during the three and six months ended June 30, 2007. Additionally, E/EA announced an involuntary employee separation package due to a planned closure of a manufacturing facility in France for approximately $11 million during the six months ended June 30, 2007.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $207 million and $268 million related to the closure of a manufacturing facility in Cadiz, Spain during the three and six months ended June 30, 2007, respectively, of which $130 million and $161 million, respectively, related to the Automotive Holdings Group segment and $77 million and $107 million, respectively, related to the Steering Business, which is recorded in loss from discontinued operations. As a part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees, primarily in North America, during the three and six months ended June 30, 2007 for involuntary separation, and incurred $19 million and $42 million, respectively, in related employee termination benefits in the Powertrain Systems, E/EA, and Automotive Holdings Group segments. During the three and six months ended June 30, 2007, Delphi incurred $19 million related to the financial services and information technology outsourcing activities related to the transformation of our salaried workforce to reduce general and administrative expenses in the Corporate and Other segment.

10.	WEIGHTED AVERAGE SHARES

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As Delphi incurred losses in the three and six months ended June 30, 2008 and 2007, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Weighted average shares outstanding	564,519	561,782	564,083	561,782
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	564,519	561,782	564,083	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three and Six Months
	Ended
	June 30,
	2008	2007
	(in thousands)

Anti-dilutive securities	60,922	78,652

11.	INVENTORIES, NET

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories, net is shown below:

	June 30,	December 31,
	2008	2007
	(in millions)

Productive material	$916	$926
Work-in-process and supplies	331	386
Finished goods	490	496

Total	$1,737	$1,808

12.	LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
	(in millions)

Payroll-related obligations	$303	$238
Employee benefits, including current pension obligations	156	185
Accrued income taxes	132	54
Taxes other than income	245	195
Warranty obligations (Note 13)	242	244
U.S. employee workforce transition program (Note 16)	167	234
Manufacturing plant rationalization	207	259
Interest on prepetition claims	418	411
Other	473	461

Total	$2,343	$2,281

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
	(in millions)

Workers compensation	$325	$328
Environmental	87	112
U.S. employee workforce transition program (Note 16)	122	148
Extended disability benefits	74	72
Warranty obligations (Note 13)	302	315
Other	250	210

Total	$1,160	$1,185

13.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2008:

June 30,
2008
(in millions)

Accrual balance at beginning of year	$559
Provision for estimated warranties issued during the period	31
Provision for changes in estimate for preexisting warranties	19
Settlements made during the period (in cash or in kind)	(79)
Foreign currency translation and other	14

Accrual balance at end of period	$544

Approximately $242 million and $244 million of the warranty accrual balance as of June 30, 2008 and December 31, 2007, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $302 million and $315 million of the warranty accrual balance as of June 30, 2008 and December 31, 2007, respectively, is included in other long-term liabilities.

On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving certain warranty matters, including all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases. Delphi elected to defer amounts due under the Warranty Settlement Agreement until it receives payments from GM, on or about the time of its emergence from chapter 11. Because Delphi elected to defer these payments, GM was to receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts were paid by Delphi or set off against amounts payable by GM. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding support assisting Delphi in remaining compliant with the Global EBITDAR covenants in our Amended and Restated DIP Credit Facility, GM agreed, on July 31, 2008 to forgive certain of the cash amounts due under the Warranty Settlement Agreement, including any applicable interest, and as a result Delphi expects to record the extinguishment of this liability as a reduction of warranty expense in cost of sales, which will have a corresponding favorable impact on operating income of $112 million in July 2008. As of June 30, 2007, Delphi expected to settle obligations with GM for approximately $199 million and recorded $91 million of additional warranty expense in costs of sales in the second quarter of 2007, primarily related to the Automotive Holdings Group and Powertrain Systems segments. Refer to Note 22. Commitments and Contingencies, Ordinary Business Litigation for additional disclosure regarding warranty matters and Note 23. Subsequent Events.

14.	LIABILITIES SUBJECT TO COMPROMISE

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

The Debtors have been paying and intend to continue to pay undisputed postpetition obligations in the ordinary course of business. In addition, pursuant to the Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. As of June 30, 2008, the Debtors’ have received approximately 16,800 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the

Court. As of June 30, 2008, the Debtors have filed thirty omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,500 proofs of claim which asserted approximately $10.1 billion in aggregate liquidated amounts plus additional unliquidated amounts. As of June 30, 2008, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,700 of those claims, which orders reduced the amount of asserted claims by approximately $9.7 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order allowing or modifying approximately 3,650 claims reducing the aggregate amount on those claims by $260 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount less than the $1.45 billion cap specified in the Plan. Delphi was unable to consummate the Plan because certain Investors under the Plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases.

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

Liabilities subject to compromise consist of the following:

	June 30,	December 31,
	2008	2007
	(in millions)

Pension obligations	$3,132	$3,329
Postretirement obligations other than pensions, including amounts payable to GM	9,073	8,786
Debt and notes payable	1,984	1,984
Accounts payable	737	744
Junior subordinated notes due 2033	391	391
GM claim for U.S. employee workforce transition programs	312	312
Securities & ERISA litigation liability (Note 22)	351	351
Other	264	300

Total Liabilities Subject to Compromise	$16,244	$16,197

15.	DEBT

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consisted of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (the “Tranche C Term Loan”).

The Refinanced DIP Credit Facility had a maturity date of July 1, 2008. On May 9, 2008, Delphi entered into an amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”). The Amended and Restated DIP Credit Facility extends the term until December 31, 2008 and modifies the size of the facility by reducing the Revolving Facility to $1.1 billion from $1.75 billion and increasing the size of the Tranche B Term Loan to $500 million from $250 million and leaving the Tranche C Term Loan unchanged at approximately $2.5 billion. On May 30, 2008, the Court entered an order authorizing Delphi to increase the Tranche C Term Loan to $2.75 billion from approximately $2.5 billion with funding in June 2008. The Amended and Restated DIP Credit Facility includes certain covenants and restrictions on Delphi’s financial and business operations that mirror those imposed by the Refinanced DIP Credit Facility, with the exception of the modifications listed below. The Amended and Restated DIP Credit Facility:

•	Increases the interest rate on the facilities at the option of Delphi of either the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent or LIBOR plus a specified percent as follows:

	ABR plus		LIBOR plus
	Amended		Amended
	and Restated	Refinanced	and Restated	Refinanced
	DIP Credit	DIP Credit	DIP Credit	DIP Credit
	Facility	Facility	Facility	Facility

Tranche A	3.00%	2.50%	4.00%	3.50%
Tranche B	3.00%	2.50%	4.00%	3.50%
Tranche C	4.25%	3.00%	5.25%	4.00%

As LIBOR borrowings are less costly than ABR borrowings, Delphi seeks to maximize the amount of loans outstanding on a LIBOR basis.

•	Increases the undrawn revolver fees from 50 basis points to 100 basis points,

•	Adds a LIBOR and ABR floor to the Tranche B and Tranche C Term Loans of 3.25% and 4.25%, respectively,

•	Sets rolling 12-month cumulative Global EBITDAR covenant levels for the extension period as follows:

Period Ending	Global EBITDAR
(in millions)

June 30, 2008	$600
July 31, 2008	$575
August 31, 2008	$550
September 30, 2008	$625
October 31, 2008	$600
November 30, 2008	$675

•	Modifies the borrowing base definition and limits availability to draw additional amounts under the Revolving Facility, under certain conditions as defined, and modifies the allowable junior liens, and

•	Allows Delphi to enter into an agreement with GM as described below.

In connection with the Amended and Restated DIP Credit Facility, Delphi paid a total of approximately $75 million to consenting lenders on the Revolving Facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the bankruptcy exit financing that was commenced but not completed.

In conjunction with the entry into the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. Delphi incurred no early termination penalties in connection with the termination of this agreement. However, as a result of significant changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $49 million of unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the second quarter of 2008, which was recognized as loss on extinguishment of debt. As of June 30, 2008,

$40 million of debt issuance costs remains deferred in other current assets and is being amortized over the term of the Amended and Restated DIP Credit Facility.

In 2007, concurrently with the entry into the Refinanced DIP Credit Facility, Delphi expensed $25 million of unamortized debt issuance costs related to the Revolving Credit, Term Loan and Guaranty Agreement Delphi entered into on October 14, 2005, as amended through November 13, 2006, and the Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt, as these fees relate to the refinancing of the term loans, and $2 million was recognized as interest expense, as these fees relate to the refinancing of the revolving credit facility.

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA (the “GM Advance Agreement”). The original GM Advance Agreement has a maturity date of the earlier of December 31, 2008, when $650 million has been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. GM will receive an administrative claim for its advances. The original GM Advance Agreement provides for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced will accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The interest on the advances will be cancelled if the GSA and MRA become effective on or prior to the expiration date of the agreement. Advances will be set off against the GSA and MRA upon effectiveness of those agreements or any remaining administrative claims in Delphi’s chapter 11 cases. As of June 30, 2008, no amounts were outstanding pursuant to the GM Advance Agreement. However, during the second quarter of 2008 Delphi received and subsequently repaid amounts up to approximately $190 million under the GM Advance Agreement. GM has agreed, subject to Court approval, to expand the availability under the GM Advance Agreement, see Note 23. Subsequent Events.

Borrowings under the Amended and Restated DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of June 30, 2008, total available liquidity under the Amended and Restated DIP Credit Facility was approximately $613 million. At June 30, 2008, there was $500 million outstanding under the Tranche B Term Loan at LIBOR plus 4.00% (or 7.25%), $2.75 billion outstanding under the Tranche C Term Loan at LIBOR plus 5.25% (or 8.50%), and $311 million outstanding under the Revolving Facility, of which $300 million was at LIBOR plus 4.00% (or 6.625%) and $11 million was at ABR plus 3.00% (or 8.00%). Additionally, the Company had $102 million in letters of credit outstanding under the Revolving Facility as of that date. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Amended and Restated DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Amended and Restated DIP Credit Facility commitment at June 30, 2008. Under the Amended and Restated DIP Credit Facility, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate regardless of availability levels.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The Company does not expect to pay dividends prior to emergence from chapter 11. So long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except in respect of investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility) for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at the levels set forth in the Amended and Restated DIP Credit Facility. The Amended and Restated DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2%

above the then applicable rate. Delphi was in compliance with the Amended and Restated DIP Credit Facility covenants as of June 30, 2008.

16.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Delphi, GM, and Delphi’s principal labor unions in the U.S. signed settlement agreements during 2007 which included workforce transition programs for eligible union employees (the “Workforce Transition Programs”). During the second half of 2007, Delphi recorded charges for the attrition programs included in the Workforce Transition Programs of approximately $52 million. During the six months ended June 30, 2008, Delphi recorded additional charges of $16 million to reflect costs under the Workforce Transition Programs in excess of amounts previously estimated. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability during 2007. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset is being amortized over the life of the respective union agreements. The corresponding wage liability will be reduced as buy-down payments are made. Based on the GSA with GM, Delphi expects reimbursement for certain costs related to the workforce transition programs, but given that the GSA is not effective until Delphi’s emergence from chapter 11, reimbursement of these costs has not been recorded as of June 30, 2008. GM’s reimbursement for costs associated with incentivized retirements are included in the U.S. labor agreements, which as previously discussed have been approved by the Court and ratified by the respective unions. Therefore, as of June 30, 2008, Delphi has recorded a receivable from GM in the amount of $7 million included in GM and affiliates accounts receivable in the accompanying consolidated balance sheet.

The following table represents the activity in the U.S. employee workforce transition program liability for the six months ended June 30, 2008:

U.S. Employee Workforce Transition Program Liability	(in millions)

Balance at December 31, 2007	$382
U.S. employee workforce transition program charges	16
Buy-down wage liability adjustment	3
Payments	(100)
Pension and other postretirement benefits (Note 17)	(17)
Accretion and other	5

Balance at June 30, 2008	$289

At June 30, 2008 and December 31, 2007, $167 million and $234 million, respectively, of the U.S. employee workforce transition program liability is included in accrued liabilities, and $122 million and $148 million, respectively, is included in other long-term liabilities in the consolidated balance sheet.

The following table represents the activity in the U.S. employee workforce transition program buydown wage asset for the six months ended June 30, 2008:

U.S. Employee Workforce Transition Program Buydown Wage Asset	(in millions)

Balance at December 31, 2007	$301
Buy-down wage asset adjustment	3
Amortization expense	(41)

Balance at June 30, 2008	$263

As of June 30, 2008 and December 31, 2007, $82 million and $80 million, respectively, of the U.S. employee workforce transition program buydown wage asset is included in other current assets and $181 million and $221 million, respectively, is included in other long-term assets in the consolidated balance sheet.

17.	PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three- and six-month periods ended June 30, 2008 and 2007 for U.S. and non-U.S. salaried and hourly employees excluding the plans in Korea, Turkey and Italy discussed above. The settlements recorded in the six months ended June 30, 2007 were primarily due to renegotiated labor contracts in Mexico. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly employees:

					Other
					Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
	(in millions)

Service cost (a)	$41	$47	$11	$11	$8	$21
Interest cost	214	213	24	20	137	136
Expected return on plan assets	(218)	(216)	(23)	(20)	—	—
Settlements	—	—	13	3	—	—
Curtailment loss	—	—	—	5	—	—
Amortization of prior service costs	4	14	3	1	(26)	(25)
Amortization of actuarial losses	6	26	2	9	11	19

Net periodic benefit cost	$47	$84	$30	$29	$130	$151

					Other
					Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
	(in millions)

Service cost (a)	$82	$95	$22	$23	$15	$42
Interest cost	427	425	47	40	274	271
Expected return on plan assets	(436)	(432)	(46)	(40)	—	—
Settlements	—	—	24	33	—	—
Curtailment loss	—	—	—	5	—	—
Amortization of prior service costs	11	28	4	2	(53)	(50)
Amortization of actuarial losses	11	51	8	17	22	38

Net periodic benefit cost	$95	$167	$59	$80	$258	$301

(a)	Includes $8 million and $17 million for the three and six months ended June 30, 2008, respectively, and $13 million and $28 million for the three and six months ended June 30, 2007, respectively, of costs previously accrued related to the U.S. employee workforce transition programs.

Net periodic benefit cost above reflects $9 million and $20 million for the three and six months ended June 30, 2008, respectively, and $19 million and $38 million for the three and six months ended June 30, 2007, respectively, that were included in loss from discontinued operations.

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

As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. During the six months ended June 30, 2008, Delphi contributed approximately $264 million to its U.S. pension plans, of which $45 million and $46 million related to services rendered during the fourth quarter of 2007 and first quarter of 2008, respectively, and the remaining $172.5 million related to the PBGC draw against the letters of credit in favor of the Hourly and Salaried Plans discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy. On July 14 and 15, 2008, Delphi contributed approximately $435 thousand to its U.S. subsidiary pension plans related to services rendered during the second quarter of 2008. Approximately $46 million of the proceeds from the letters of credit were applied to the July 15, 2008 quarterly contribution to the Hourly and Salaried plans related to services rendered during the second quarter of 2008. Under ERISA and the Code, minimum funding payments to the U.S. pension plans of $739 million were due during the first six months of 2008 and a minimum funding payment of approximately $333 million to the U.S. pension plans was due in July 2008.

Delphi did not meet the minimum funding standards of ERISA and the Code for its primary U.S. pension plans for the plan year ended September 30, 2005. The under-contributed amount of approximately $173 million was due on June 15, 2006. The Company did not pay this amount and a related penalty was assessed by the IRS in the amount of approximately $17 million. The penalty was recorded in liabilities subject to compromise in 2006. Given the receipt of the pension waivers described in Note 2. Plan of Reorganization and Transformation Plan, Delphi determined it was no longer probable that it would ultimately pay this penalty and Delphi reversed the liability of $19 million (including $2 million of accrued interest) during the second quarter of 2007.

18.	DERIVATIVES AND HEDGING ACTIVITIES

Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. Delphi’s policy prohibits holding or issuing derivative financial instruments for trading purposes.

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(in millions)

Current assets	$113	$40
Non-current assets	17	13

Total assets	$130	$53

Current liabilities	$12	$24
Non-current liabilities	1	—

Total liabilities	$13	$24

The fair value of financial instruments recorded as assets increased from December 31, 2007 to June 30, 2008 primarily due to the increase in copper prices and related increase in copper forward rates. The fair value of financial instruments recorded as liabilities decreased from December 31, 2007 to June 30, 2008, primarily due to certain favorable foreign currency contracts involving the Mexican Peso with the U.S. Dollar, which offset unfavorable contracts involving the Euro with the U.S. Dollar, Turkish New Lira, and South African Rand.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in accumulated OCI as of June 30, 2008, were $176 million pre-tax. Of this pre-tax total, a gain of approximately $140 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $37 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was a $3 million gain for the six months ended June 30, 2008 and a less than $1 million loss for the six months ended June 30, 2007. The amount included in cost of sales related to the time value of options was not significant in the six months ended June 30, 2008 and 2007. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was not significant for the six months ended June 30, 2008 and was $1 million for the six months ended June 30, 2007.

19.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which partially defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP does not defer recognition and disclosure requirements for financial assets and liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Delphi adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral and expects to adopt the provisions of SFAS No. 157 as of January 1, 2009 for nonfinancial assets and liabilities that are subject to the deferral.

SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS No. 157 also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

a.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

b.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

c.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

As of June 30, 2008, Delphi had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2008	Level 1	Level 2	Level 3
	(in millions)

Available-for-sale securities	$2	$2	$—	$—
Commodity derivatives	80	—	80	—
Foreign currency derivatives	50	—	50	—

Total	$132	$2	$130	$—

As of June 30, 2008, Delphi had the following liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2008	Level 1	Level 2	Level 3
	(in millions)

Commodity derivatives	$3	$—	$3	$—
Foreign currency derivatives	10	—	10	—

Total	$13	$—	$13	$—

All derivative instruments are required to be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria. The fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Delphi values its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Delphi also considers the risk of non-performance in its determination of fair value of derivative instruments.

20.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Interest income	$8	$16	$21	$31
Other, net	(4)	3	2	8

Other income, net	$4	$19	$23	$39

21.	SEGMENT REPORTING

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

Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2008 and 2007.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended:
June 30, 2008
Net sales to GM and affiliates	$296	$298	$365	$287	$156	$81	$1,483
Net sales to other customers	812	923	1,216	291	232	277	3,751
Inter-segment net sales	37	117	38	20	34	(246)	—

Total net sales	$1,145	$1,338	$1,619	$598	$422	$112	$5,234

Depreciation and amortization	$64	$63	$46	$19	$5	$13	$210
Long-lived asset impairment charges	$4	$—	$1	$—	$—	$—	$5
Goodwill impairment charges	$—	$—	$168	$—	$—	$—	$168
Operating (loss) income	$(75)	$7	$(183)	$(11)	$(27)	$(76)	$(365)
Equity income	$—	$2	$6	$3	$(1)	$1	$11
Minority interest	$—	$(6)	$(5)	$(1)	$—	$—	$(12)
June 30, 2007
Net sales to GM and affiliates	$435	$441	$461	$362	$434	$114	$2,247
Net sales to other customers	857	1,021	1,032	245	325	273	3,753
Inter-segment net sales	60	132	53	30	58	(333)	—

Total net sales	$1,352	$1,594	$1,546	$637	$817	$54	$6,000

Depreciation and amortization	$67	$65	$42	$17	$17	$22	$230
Long-lived asset impairment charges	$—	$8	$—	$—	$26	$—	$34
Operating income (loss)	$9	$(16)	$44	$16	$(177)	$(520)	$(644)
Equity income	$—	$4	$3	$2	$—	$1	$10
Minority interest	$(1)	$(7)	$(6)	$(3)	$—	$5	$(12)

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Six Months Ended:
June 30, 2008
Net sales to GM and affiliates	$645	$606	$768	$583	$351	$171	$3,124
Net sales to other customers	1,630	1,789	2,353	542	512	536	7,362
Inter-segment net sales	85	226	82	47	76	(516)	—

Total net sales	$2,360	$2,621	$3,203	$1,172	$939	$191	$10,486

Depreciation and amortization	$127	$131	$91	$34	$17	$29	$429
Long-lived asset impairment charges	$5	$—	$1	$—	$2	$—	$8
Goodwill impairment charges	$—	$—	$168	$—	$—	$—	$168
Operating (loss) income	$(155)	$(6)	$(189)	$15	$(97)	$(200)	$(632)
Equity income	$—	$6	$9	$5	$(2)	$4	$22
Minority interest	$—	$(12)	$(9)	$(2)	$—	$—	$(23)
June 30, 2007
Net sales to GM and affiliates	$842	$855	$903	$731	$857	$222	$4,410
Net sales to other customers	1,682	1,926	2,001	472	670	521	7,272
Inter-segment net sales	127	259	98	66	109	(659)	—

Total net sales	$2,651	$3,040	$3,002	$1,269	$1,636	$84	$11,682

Depreciation and amortization	$136	$136	$86	$30	$27	$42	$457
Long-lived asset impairment charges	$1	$9	$1	$—	$29	$—	$40
Operating income (loss)	$56	$(50)	$39	$17	$(240)	$(681)	$(859)
Equity income	$—	$8	$7	$3	$2	$4	$24
Minority interest	$(1)	$(16)	$(13)	$(1)	$—	$7	$(24)

22.	COMMITMENTS AND CONTINGENCIES

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

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is brought under ERISA. On October 21, 2005, the District Court appointed interim lead plaintiffs for the putative class. On March 3, 2006, these plaintiffs filed a consolidated class action complaint (the “ERISA Action”) with a class period of May 28, 1999 to November 1, 2005. Plaintiffs in the ERISA Action allege, among other things, that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA. The Company, which was initially named as a defendant in these lawsuits, was not named as a defendant in the ERISA Action due to its chapter 11 filing, but the plaintiffs stated that they intended to proceed with claims against the Company in the ongoing bankruptcy cases, and would seek to name the Company as a defendant in the ERISA Action if the bankruptcy stay were modified or lifted to permit such action. On May 31, 2007, by agreement of the parties, the Court entered a limited modification of the automatic stay, pursuant to which Delphi provided certain discovery to plaintiffs’ counsel and other parties in the case.

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

On January 25, 2008, the Court approved the MDL Settlements. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Plan occurring, and if, for any reason,

Delphi cannot emerge as contemplated, the MDL Settlements will become null and void. A copy of an addendum setting forth the modification is attached as Exhibit 99(f) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

Under the terms of the MDL Settlements, the Lead Plaintiffs in the Securities Action and the named plaintiffs in the ERISA Action will receive claims that will be satisfied through Delphi’s Plan as confirmed by the Court pursuant to the confirmation order. Under the Securities Settlement, the Lead Plaintiffs will be granted an allowed claim in the face amount of $179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Plan. Additionally, the class in the Securities Action will receive $15 million to be provided by a third party. Delphi has also agreed to provide the Lead Plaintiffs, on behalf of the class members, the ability to exercise their rights in the discount rights offering in connection with the Plan through a notice mechanism and a pledge of cash collateral. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the amount received by the class in the Securities Action. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged.

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

As a result of the MDL Settlements, as of June 30, 2008 and December 31, 2007, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries upon Delphi’s emergence from chapter 11.

As of June 30, 2007, Delphi’s best estimate of the liability for these matters was $340 million. Delphi had earlier recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of March 31, 2007 as at such date no other amount was deemed probable and estimable. Accordingly, Delphi recognized Securities and ERISA litigation charges of $332 million in the second quarter of 2007.

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

During the six months ended June 30, 2008, Delphi recovered $28 million from an affiliated supplier and recorded it as a reduction of warranty expense. Delphi began experiencing quality issues regarding parts purchased by Delphi’s Thermal Systems segment during the third quarter of 2006 and established warranty reserves of approximately $60 million to cover the cost of various repairs that may be implemented. The reserve has subsequently been adjusted for payments, settlements and the impact of foreign currency exchange rate fluctuations. As of June 30, 2008 and December 31, 2007, the related reserve was $43 million and $41 million, respectively.

On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving certain warranty matters, including all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases. Delphi elected to defer amounts due under the Warranty Settlement Agreement until it receives payments from GM, on or about the time of its emergence from chapter 11. Because Delphi elected to defer these payments, GM was to receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts were paid by Delphi or set off against amounts payable by GM. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding support assisting Delphi in remaining compliant with the Global EBITDAR covenants in our Amended and Restated DIP Credit Facility, GM agreed, on July 31, 2008, to forgive certain of the cash amounts due under the Warranty Settlement Agreement, including any applicable interest, and as a result Delphi expects to record the extinguishment of this liability as a reduction of warranty expense in cost of sales, which will have a corresponding favorable impact on operating income, of $112 million in July 2008. As of June 30, 2007, Delphi expected to settle obligations with GM for approximately $199 million and recorded $91 million of additional warranty expense in costs of sales in the second quarter of 2007, primarily related to the Automotive Holdings Group and Powertrain Systems segments.

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

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in late 2008 or 2009. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of June 30, 2008, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi received a Notice of Intent to File Civil Administrative Complaint (“Notice”) from the EPA on May 30, 2008 regarding a June 2007 chlorine gas cylinder leak that occurred at the Saginaw, Michigan Delphi Steering facility. The Notice alleges that Delphi failed to properly notify agency officials about the leak or the presence of chlorine gas at the site, and describes EPA’s intent to seek approximately $130 thousand in civil penalties relating to the incident. Delphi has sent a preliminary response to the Notice, and has commenced discussions with EPA concerning the matter. No formal complaint has been filed by EPA to date.

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

As of June 30, 2008 and December 31, 2007, Delphi’s reserve for environmental investigation and remediation was approximately $105 million and $112 million, respectively. Approximately $18 million of the environmental reserve balance as of June 30, 2008 is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $87 million and $112 million of the environmental reserve balance as of June 30, 2008 and December 31, 2007, respectively, is included in other long-term liabilities.

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

23.	SUBSEQUENT EVENTS

Certain events have occurred subsequent to June 30, 2008 that do not impact the reported balances or results of operations as of that date, but are material to the Company’s ongoing operations. These events are listed below.

On July 31, 2008, GM agreed to forgive certain of the cash amounts due under the Warranty Settlement Agreement entered into on September 27, 2007, including any applicable interest, and as a result Delphi expects to record the extinguishment of this liability as a reduction of warranty expense in cost of sales, which will have a corresponding favorable impact on operating income, of $112 million in July 2008. Refer to Note 13. Warranty Obligations and Note 22. Commitments and Contingencies for more information.

In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding short-term liquidity support until confirmation of the Plan or an alternative plan of reorganization, on August 7, 2008 GM agreed to amend the GM Advance Agreement to provide for an additional $300 million availability above the existing $650 million, as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement. The amendment provides that the outside maturity date with respect to the original $650 million may be extended in connection with an extension of Delphi’s existing Amended and Restated DIP Credit Facility, if GM and Delphi agree, to the earlier of June 30, 2009, and the termination of Delphi’s Amended and Restated DIP Credit Facility, and that the maturity date with respect to the additional $300 million is the earlier of December 31, 2008 (subject to potential extension through June 30, 2009, on the same terms as apply to the original $650 million), such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility and such date as a plan of reorganization becomes effective. The additional $300 million of advances is also conditioned upon Delphi filing modifications to its Plan which are reasonably acceptable to GM by October 31, 2008 (or such later date as GM may agree in its sole discretion), and certain other conditions. Interest on advances above the original facility amount of $650 million will be cancelled if certain conditions are met. The advances will remain administrative claims in Delphi’s chapter 11 cases. The proposed amendment to expand the facility under the GM Advance Agreement is subject to Court approval. On August 6, 2008, Delphi filed a motion requesting approval and expects such motion to be considered later this month. The executed agreement is filed as an exhibit to this quarterly report.

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

In light of our continued deterioration in performance in recent years, we determined that it was necessary to address and resolve our United States (“U.S.”) legacy liabilities, product portfolio, operational issues and profitability requirements. As a result, we intensified our efforts during 2005 to engage our labor unions, as well as General Motors Corporation (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

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

On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s amended plan of reorganization (the “Plan”) and related amended disclosure statement (the “Disclosure Statement”) became final, but Delphi was unable to consummate the Plan because certain investors under the Plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. The Disclosure Statement and Plan are based upon a series of global settlements and compromises that involved every major constituency of Delphi and its affiliated Debtors’ reorganization cases, including Delphi’s principal U.S. labor unions, GM, the official committee of unsecured creditors (the “Creditors’ Committee”) and the official committee of equity security holders (the “Equity Committee”) appointed in Delphi’s chapter 11 cases, and the lead plaintiffs in certain securities and ERISA Multidistrict Litigation (on behalf of holders of various claims based on alleged violations of federal securities law and ERISA), and include detailed information regarding the treatment of claims and interests and an outline of the EPCA (as defined below) and rights offering.

On April 4, 2008, Delphi announced that although the Debtors had met the conditions required to substantially consummate the Plan (as modified), including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed and refused to fund the EPCA (as defined below). The Debtors filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA (as defined below) as well as compensatory and punitive damages, and are working with their stakeholders to achieve their goal of emerging from chapter 11 as soon as practicable. On July 23, 2008, Delphi’s Creditors’ Committee and Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the Creditors’ Committee, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s plan of reorganization. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not presently intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the previously confirmed plan of reorganization, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa Management L.P. and the other investors in the Equity Purchase and Commitment Agreement dated as of August 3, 2007.

Delphi’s ability to develop a revised recapitalization plan and continue implementing its transformation plan such that it can consummate the Plan (as modified) or obtain a confirmation order and successfully consummate an alternative plan of reorganization is affected by the substantial uncertainty and a significant decline in capacity in the credit markets and operational challenges due to the overall climate in the U.S. automotive industry. Refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in the Quarterly Report on Form 10-Q for the period ended March 31, 2008, the rest of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. Until Delphi is able to successfully consummate a confirmed plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11, until one of the following occurs: the order confirming the Plan is modified, a further amended plan of reorganization is confirmed or other dispositive action is taken. In addition, in the event the Plan is not consummated, approvals obtained in connection with the confirmation of the Plan, as described more fully below, may become null and void, including Court approval of the GM settlement and restructuring agreements and the Court’s entry of orders authorizing the assumption and rejection of unexpired leases and executory contracts by Delphi as contemplated by Article 8.1 of the Plan.

Furthermore, if the MDL Settlements (as defined in Note 22. Commitments and Contingencies to the consolidated financial statements) are terminated according to their terms, the parties may proceed in all aspects as if the MDL Settlements had not been executed and any related orders had not been entered.

Delphi is working with its stakeholders to review and consider modifications to the Plan to reflect the change in circumstances. There can be no assurances that Delphi would be successful in these alternative actions or any other actions necessary if the Plan is not consummated.

In addition, Delphi entered into an amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”) on May 9, 2008. Additionally, Delphi entered into an agreement with GM whereby GM agreed to advance payments to be made by GM to Delphi following effectiveness of the GM settlement and restructuring agreements (the “GM Advance Agreement”) and is further seeking Court approval to an amendment to increase availability under the GM Advance Agreement. Refer to Note 15. Debt and Note 23. Subsequent Events for additional information. The Amended and Restated DIP Credit Facility and the original GM Advance Agreement both expire on December 31, 2008. If we are not able to emerge from chapter 11 prior to December 31, 2008, we would seek to further extend the term of our Amended and Restated DIP Credit Facility and seek alternative sources of financing. Delphi can make no assurances that it will emerge from bankruptcy before the Amended and Restated DIP Credit Facility and GM Advance Agreement expire. The failure to secure such extension or alternative sources of financing would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity, may further delay or prevent our consummation of a consensual plan of reorganization, and may require us to dispose of or wind-down one or more core product lines. See Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the period ended March 31, 2008 and also our Annual

Report on Form 10-K for the year ended December 31, 2007, Item 1A. Risk Factors, Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code, and Debt.

In addition, with respect to implementing the transfer of certain of Delphi’s unfunded pension obligations to a pension plan sponsored by GM, the Internal Revenue Service (“IRS”) and Pension Benefit Guaranty Corporation (“PBGC”) agreed to certain waivers that, at the time, were required for the transfers to proceed in an economically efficient manner. The waivers were conditioned upon Delphi emerging from chapter 11 by a specified date, which has been modified from time to time. On April 4, 2008, the IRS and the PBGC modified the 2006 Hourly and Salaried Plan Waivers (as defined below) and the 2007 Hourly Plan Waiver (as defined below) by extending the date by which Delphi must emerge from chapter 11 until May 9, 2008. Delphi did not seek extension of the 2006 Waivers or the 2007 Hourly Plan Waiver past May 9, 2008. Delphi believes that ERISA and the Bankruptcy Code will still, under most circumstances, after June 15, 2008, permit the Company to be able to effect the planned transfer of the maximum amount of Delphi’s hourly pension obligations permitted under the U.S. Internal Revenue Code (the “Code”) to GM in an economically efficient manner prior to September 30, 2008. However, by permitting the waivers to lapse Delphi is potentially exposed to excise taxes as a result of accumulated funding deficiencies. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information on Delphi’s discussions with the IRS and the PBGC.

Delphi and GM are considering potential amendments to the global settlement and restructuring agreements, which if agreed to by the parties and approved by the Court, would cause the agreements or certain portions of the agreements to become effective prior to substantial consummation of a plan of reorganization, including those relating to the transfer of certain assets and liabilities of Delphi’s Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employees Pension Plan, as set forth in the U.S. labor union settlement agreements, thereby facilitating completion of such transfer in an economically efficient manner prior to September 30, 2008. However, there can be no assurances that Delphi and GM will reach final agreement on potential amendments or that the Court will approve the potential amendments such that the proposed transfer can be completed prior to September 30, 2008. In the event such transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer.

There can be no assurance that Delphi will be able to negotiate a revised funding plan with the IRS and PBGC, that GM will agree that any revised funding plan satisfies the conditions to consummation of the other transactions called for by the global settlement and restructuring agreements, or that any plan agreed to will not result in the need for substantially greater cash contributions or that Delphi will be able to satisfy such increased obligations. If the Plan, including the settlement agreements reached with GM, does not become effective and the transactions contemplated thereby are not consummated such that Delphi does not emerge from chapter 11, the PBGC could initiate an involuntary plan termination, missed contributions would become due and the IRS could assess penalties on the accumulated funding deficiencies. Although Delphi would likely contest such assessment, the PBGC could consider our failure to immediately fund our plans a basis to call for an involuntary termination of the plans.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. The Plan incorporates, approves, and is consistent with the terms of each agreement.

Labor — Modify our labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements have already become effective, and the remaining portions will not become effective until the effectiveness of the Global Settlement Agreement, as amended (the “GSA”), and the Master Restructuring Agreement, as amended (the “MRA”), with GM and upon substantial consummation of the Plan as confirmed by the Court. However, as part of Delphi’s overall discussions with its stakeholders to further amend the Plan and emerge from chapter 11 as soon as practicable, Delphi and GM are negotiating modifications to the GSA and MRA, which if finalized and agreed to by both parties and approved by the Court, would provide for the agreements or certain portions of the agreements, including provisions related to the transfer of certain legacy pension and other postretirement benefit obligations, to become effective prior to substantial consummation of a plan of reorganization. Among other things, early effectiveness of certain provisions of the GSA and MRA would facilitate the planned transfer of the maximum amount of Delphi’s hourly pension obligations permitted under the Code to GM in an economically efficient manner prior to September 30, 2008, see Pensions below.

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

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

Delphi and GM have entered into comprehensive settlement agreements consisting of the GSA and the MRA. The GSA and the MRA comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and MRA currently provide that such agreements are not effective until and unless Delphi emerges from chapter 11. However, as noted above, Delphi and GM are considering potential amendments which would make the agreements or certain portions of the agreements effective prior to emergence. Given the ongoing nature of the discussions there can be no assurance that the parties will agree to potential amendments or that the Court will approve such amendments. Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the GSA or the MRA and the following discussion does not consider the potential impact of any amendments. These agreements will result in a material reduction in Delphi’s liabilities related to the workforce transition programs. Delphi will account for the impact of the GSA or the MRA when the conditions of the agreements are satisfied and Court approval, if required, has been obtained.

•	Most obligations set forth in the GSA are to be performed upon the occurrence of the effective date of the Plan or as soon as reasonably possible thereafter. By contrast, the MRA addresses matters that will require a significantly longer period that will extend for a number of years after consummation of the Plan to complete.

•	GM’s obligations under the GSA and MRA are conditioned upon, among other things, Delphi’s consummation of the Plan, including payment of amounts to settle GM claims as outlined below.

The GSA is intended to resolve outstanding issues between Delphi and GM that have arisen or may arise before Delphi’s emergence from chapter 11, and will be implemented by Delphi and GM in the short term. During 2007, Delphi and GM entered into amendments to both the GSA and the MRA. These agreements, as amended, provide for a comprehensive settlement of outstanding issues (other than ordinary course matters)

between Delphi and GM, including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999; certain post-separation claims and disputes between Delphi and GM; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under Delphi’s Plan; and various other legacy issues.

In addition to establishing claims treatment, including specifying which claims survive and the consideration to be paid by Delphi to GM in satisfaction of certain claims, the GSA addresses, among other things, commitments by Delphi and GM regarding other postretirement benefit and pension obligations, and other GM contributions with respect to labor matters and releases.

•	GM will assume approximately $7 billion of certain postretirement benefits for certain of the Company’s active and retired hourly employees, including health care and life insurance;

•	Delphi will freeze its Delphi Hourly-Rate Employees Pension Plan as soon as practicable following the effective date of the Plan, as provided in the union settlement agreements, and GM’s Hourly-Rate Employees Pension Plan will become responsible for certain future costs related to the Delphi Hourly-Rate Employees Pension Plan;

•	Delphi will transfer certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employees Pension Plan, as set forth in the U.S. labor union settlement agreements;

•	Shortly after the effectiveness of the Plan, GM will receive an interest bearing note from Delphi in the amount of $1.5 billion which is expected to be paid promptly following effectiveness;

•	GM will make significant contributions to Delphi to fund various special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements; and

•	GM and certain related parties and Delphi and certain related parties will exchange broad, global releases (which will not apply to certain surviving claims as set forth in the GSA).

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

The GSA and MRA may be terminated by the Company or GM because the effective date of the Plan did not occur by March 31, 2008 and the EPCA (as defined below) was terminated. As of the date hereof, neither Delphi nor GM has terminated the GSA or the MRA.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with its new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, and wheel bearings. In connection with the Company’s continuous evaluation of its product portfolio, effective November 1, 2006 Delphi decided that the power products business no longer fit within the Company’s future product portfolio and that business line was moved to Delphi’s Automotive Holdings Group and during the second quarter of 2008 Delphi decided that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst product line and the global exhaust business (included in the Powertrain Systems segment), the steering and halfshaft product lines and interiors and closures product lines (included in discontinued operations), the Company’s non-core product lines are included in the Automotive Holdings Group segment, refer to Note 21. Segment Reporting to the consolidated financial statements.

Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, labor unions and other stakeholders to carefully manage the transition of affected product lines and manufacturing sites. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has begun consultations with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

During the first six months of 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line and closed on the sales of the interiors and closures product line, the North American brake components machining and assembly assets, the global bearings business and the U.S. suspensions business. Additionally, under an order providing Delphi authority to sell certain assets that do not exceed $10 million without further Court approval, Delphi entered into an agreement to sell its power products business. Refer to Note 4. Discontinued Operations and Note 5. Acquisitions and Divestitures to the consolidated financial statements for more information.

Costs recorded in the three and six months ended June 30, 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived, employee termination benefits and other exit costs and U.S. employee workforce transition program charges. Refer to Note 7. Long-Lived Asset Impairment, Note 8. Employee Termination Benefits and Other Exit Costs, and Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Long-lived asset impairment charges	$5	$39	$8	$199
Employee termination benefits and other exit costs	67	301	193	420
U.S. employee workforce transition program charges	20	—	57	(6)

Total	$92	$340	$258	$613

Core product lines	66	79	151	117
Non-core product lines	15	178	60	225
Discontinued operations	11	83	47	271

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that our organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses necessary to support its realigned portfolio. These initiatives include financial services, information technology and certain sales administration outsourcing activities, reduction of our global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with more competitive industry levels. Given the investment required to implement these initiatives, we do not expect to fully realize substantial savings until 2009 and beyond.

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

On May 1, 2007, the IRS issued conditional waivers for the Hourly Plan and Salaried Plan with respect to the plan year ended September 30, 2006 (the “2006 Waivers”). On May 31, 2007, the Court authorized Delphi to perform under the terms of those funding waivers. The IRS modified the 2006 Waivers by extending the dates by which Delphi is required to file its Plan and emerge from chapter 11. On September 28, 2007, the IRS issued a second conditional waiver for the Hourly Plan for the plan year ended September 30, 2007 (the “2007 Hourly Plan Waiver”). The waivers were required, at that time, to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. Absent the waivers, the transfer to GM could have triggered an obligation of the Debtors to make cash contributions to the Hourly Plan which would result in a projected overfunding of the Hourly Plan. On October 26, 2007, the Court authorized Delphi to perform under the 2007 Hourly Plan Waiver, which would have expired if Delphi did not emerge from chapter 11 by February 29, 2008. The Court authorized two additional funding waivers which authorized Delphi to defer funding contributions due under the Employee Retirement Income Security Act (“ERISA”) and the Code until May 9, 2008. On April 4, 2008, the IRS and the PBGC modified the 2006 Waivers and the 2007 Hourly Plan Waiver by extending the date by which Delphi must emerge from chapter 11 to May 9, 2008.

Delphi did not seek extension past May 9, 2008 of the 2006 Waivers or the 2007 Hourly Plan Waiver. Delphi believes that ERISA and the Code will still, under most circumstances, after June 15, 2008, permit the Company to be able to effect the planned transfer of the maximum amount of Delphi’s hourly pension obligations permitted under the Code to GM in an economically efficient manner prior to September 30, 2008. However, by permitting the waivers to lapse Delphi is potentially exposed to excise taxes as a result of accumulated funding deficiencies for the plan years ended September 30, 2005 and 2006 of approximately $173 million and $1.22 billion, respectively. Accordingly, the IRS may assert against Delphi excise taxes in the approximate amounts of $17 million and $122 million for plan years ended September 30, 2005 and 2006, respectively. Because Delphi did not meet its minimum funding requirements on or before June 15, 2008, the accumulated funding deficiency without the effect of the waivers would be approximately $2.44 billion for the plan year ended September 30, 2007, which could lead to the IRS further asserting additional excise taxes of approximately $244 million. If the accumulated funding deficiency is not corrected after Delphi receives the assessments, an excise tax of up to 100% may be assessed at the discretion of the IRS. Assuming Delphi is assessed an excise tax for all plan years through 2007, the total range of exposure would approximate between $380 million and $3.8 billion. Delphi expects that the Hourly and Salaried Plans will have accumulated funding deficiencies for the plan year ending September 30, 2008, should Delphi not emerge from chapter 11. Any transfer of hourly pension obligations to a GM pension plan will mitigate such deficiency for the Delphi Hourly Plan.

As noted above, Delphi and GM are considering potential amendments to the GSA and MRA, which if agreed to by the parties and approved by the Court, would cause the agreements or certain portions of the agreements to become effective prior to substantial consummation of a plan of reorganization, including those relating to the transfer of certain assets and liabilities of Delphi’s Hourly Plan to the GM Hourly-Rate Employees Pension Plan, as set forth in the U.S. labor union settlement agreements, thereby facilitating completion of such transfer in an economically efficient manner prior to September 30, 2008. However, there can be no assurances that Delphi and GM will reach final agreement on potential amendments or that the Court will approve the potential amendments such that the proposed transfer can be completed prior to September 30, 2008. In the event such transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer.

Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits attributable to prepetition service while in chapter 11 and that it has made all required payments for postpetition service. Delphi further believes that as a result, it is not liable for any penalty excise taxes that may be assessed by the IRS. Delphi believes that its ultimate emergence from chapter 11 will result in a consensual resolution of its pension funding obligations, and given the significant uncertainty surrounding the outcome of the excise tax assessment and the potential for Delphi to litigate this matter, if necessary, management has concluded that an unfavorable outcome is not currently probable. Accordingly, as of June 30, 2008, no amounts have been recorded for any potential excise tax assessment.

Pursuant to the pertinent terms of the waivers, as modified, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit have been recognized as Delphi funding contributions to the plans for the plan year ending September 30, 2008.

The Company has represented that it currently intends to meet the minimum funding standard under IRC section 412 upon emergence from chapter 11. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the ability to transfer certain assets and unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, the date and size of such transfer, the funded status of the Hourly Plan and the date of emergence. As noted above, in the event the anticipated transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi committed to freeze the Hourly and Salaried Plans effective at the end of the month following emergence from chapter 11. Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for more information.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund pursuant to the EPCA, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

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

The foregoing description of the EPCA is a general description only. For additional detail see the July EPCA, which was filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and the EPCA Amendment filed as an exhibit to the Company’s Current Report on Form 8-K/A dated December 12, 2007.

On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA, that Appaloosa is entitled to terminate the EPCA and that the Investors are entitled to be paid the fee of $83 million plus certain expenses and other amounts. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Unsecured Creditors and Equity Committees in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA.

On April 5, 2008, Appaloosa delivered to Delphi a letter described as “a supplement to the April 4 Termination Notice,” stating “this letter constitutes a notice of an additional ground for termination” of the EPCA. The April 5 letter stated that the EPCA’s failure to become effective on or before April 4, 2008 was grounds for its termination. On June 30, 2008, Merrill, Goldman, UBS and affiliates of Pardus and Harbinger delivered to Delphi letters of termination relating to the EPCA.

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and July 28, 2008, the Court denied in part and granted in part the Investors’ motions. A trial on Delphi’s complaint is currently scheduled to occur in March 2009, and the parties have agreed to participate in mediation in an attempt to settle the claims that were not dismissed.

During 2007, in exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA described above, Delphi recognized $79 million of expense related to these fees and other expenses during the six months ended June 30, 2008.

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan and is continuing discussions with its stakeholders regarding potential amendments to the Plan that will enable Delphi to emerge from chapter 11 as soon as practicable. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization is extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) is extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On

July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not presently intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on July 31, 2008, the Debtors’ exclusive period for filing a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including October 31, 2008 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, as between the Debtors and the Creditors’ Committee and the Equity Committee, collectively, is extended through and including December 31, 2008.

The cost related to the transformation plan will be recognized in the Company’s consolidated financial statements as elements of the Plan (as modified), as the terms of any future confirmed plan of reorganization, as the U.S. labor agreements, the GSA, and the MRA become effective. In the event the Debtors are unable to consummate the Plan (as modified), the cost will be recognized as the aforementioned agreements become effective as elements of any future confirmed plan of reorganization. The Plan and agreements will significantly impact Delphi’s accounting for its pension plans, postretirement benefit plans, other employee related benefits, long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A. Risk Factors, Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder Delphi’s ongoing business activities and our ability to operate, fund and execute Delphi’s business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Overview of Performance During the Second Quarter of 2008

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

In light of the current economic climate in the U.S. automotive industry, Delphi is facing considerable challenges due to revenue decreases in the U.S. and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM North America (“GMNA”) production, the impact of customer-driven price reductions, and GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. During the six months ended June 30, 2008, production in GM North America decreased due to work stoppages at American Axle, a Tier 1 supplier to GM based in Detroit, Michigan (the “work stoppages”). On February 25, 2008 certain UAW-represented hourly employees of American Axle ceased production at certain of its manufacturing plants in North America. The work stoppages forced GM to slow down production at certain of their manufacturing plants, which has also slowed production of other Tier 1 suppliers, including Delphi. On May 22, 2008, UAW-represented employees finalized a vote in favor of a contract which ended the work stoppages. In the second quarter of 2008, GM North America produced 0.8 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 28% from the second quarter of 2007 production levels. We do not expect that production levels will increase to fully recover volumes lost as a result of the work stoppages and we expect a continued trend toward passenger cars and away from light duty pick-up trucks and sport utility vehicles. This may result in unfavorable revenue mix for Delphi as our content per vehicle is lower on cars than trucks. During the second quarter of 2008, these challenges intensified as a result of the continued downturn in general economic conditions, including reduced consumer spending and confidence, high oil prices and tight credit markets, all of which have resulted in domestic vehicle manufacturers reducing production forecasts and taking other restructuring actions (which hereinafter we refer to as recent consumer trends and market conditions).

During the second quarter of 2008 we continued to be challenged by commodity cost increases, most notably copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel surcharges. We are continually seeking to manage these and other material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the second quarter of 2008. We will continue and increase our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts incurred on quoted customer programs. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Overview of Net Sales and Net Loss During the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,483	28%	$2,247	37%	$(764)	$3,124	30%	$4,410	38%	$(1,286)
Other customers	3,751	72%	3,753	63%	(2)	7,362	70%	7,272	62%	90

Total net sales	$5,234		$6,000		$(766)	$10,486		$11,682		$(1,196)

Loss from continuing operations	$(559)		$(808)		$249	$(1,089)		$(1,199)		$110
Income (loss) from discontinued operations, net of tax	8		(13)		21	(51)		(155)		104

Net loss	$(551)		$(821)		$270	$(1,140)		$(1,354)		$214

Including the impact of migration during the period of certain product programs from direct sales to GM to sales to customers which ultimately sell our products to GM as a sub-assembly of their final part (“Tier I”) as well as the wind down and closure of certain plants and divestitures in our Automotive Holdings Group (“AHG”) segment which were predominately GM related, our non-GM sales from continuing operations in the second quarter and first six months of 2008 remained relatively constant. GMNA sales decreased due to a 28% and 23% reduction in production by GMNA for the second quarter and first six months of 2008, respectively, which includes the impact of the work stoppages and the consumer trend toward more fuel-efficient vehicles which is anticipated to reduce customer production to levels preventing recovery of volumes lost as a result of the work stoppages. GMNA sales represented approximately 19% of total net sales for the three months ended June 30, 2008, as compared to approximately 31% of total net sales for the three months ended June 30, 2007. As GM sales decreased due to reduced GMNA volumes, non-GM sales increased as a percentage of total net sales from continuing operations to 72% and 70% for the second quarter and first six months of 2008. However, excluding the impact of favorable foreign currency exchange rates, non-GM sales decreased 7% and 6% for the second quarter and first six months of 2008, respectively, primarily due to the sale of Delphi’s original equipment and aftermarket catalyst business (the “Catalyst Business”) in the third quarter of 2007 and the migration of our converter business to a non-consolidated venture during 2007. In the second quarter and first six months of 2008, GM sales from continuing operations decreased 34% and 29% from the second quarter and first six months of 2007, respectively, and represented 28% and 30% of total net sales from continuing operations for the second quarter and first six months of 2008. The net loss reflects the continuing negative impacts of volume reductions and commodity cost increases for the three and six months ended June 30, 2008 and decreased compared to the three and six months ended June 30, 2007 due to $332 million of Securities and ERISA litigation charges recorded during the three months ended June 30, 2007, as well as lower employee termination benefits and other exit costs of $234 million and $227 million, respectively, primarily related to the exit of the manufacturing facility in Cadiz, Spain during the six months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was also favorably impacted by decreased long-lived asset impairment charges of $191 million, primarily included within loss from discontinued operations. Offsetting these improvements were goodwill impairment charges of $168 million, related to our Electrical/Electronic Architecture segment, recorded during the three months ended June 30, 2008. Net loss for the six months ended June 30, 2008 was also unfavorably impacted by increased reorganization charges of $57 million, primarily due to $79 million of previously capitalized fees paid to the potential Investors and their affiliates recorded as expense during the first quarter of 2008 as a result of the termination of the EPCA.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

The Company’s sales and operating results for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)					(dollars in millions)

Net sales:
General Motors and affiliates	$1,483	28%	$2,247	37%	$(764)	$3,124	30%	$4,410	38%	$(1,286)
Other customers	3,751	72%	3,753	63%	(2)	7,362	70%	7,272	62%	90

Total net sales	$5,234		$6,000		$(766)	$10,486		$11,682		$(1,196)
Cost of sales	4,821		5,654		833	9,718		10,960		1,242

Gross margin(a)	$413	7.9%	$346	5.8%	$67	$768	7.3%	$722	6.2%	$46
U.S. employee workforce transition program charges (credit)	18		—		(18)	54		(6)		(60)
Depreciation and amortization	210		230		20	429		457		28
Long-lived asset impairment charges	5		34		29	8		40		32
Goodwill impairment charges	168		—		(168)	168		—		(168)
Selling, general and administrative	377		394		17	741		758		17
Securities & ERISA litigation charge	—		332		332	—		332		332

Operating loss	$(365)		$(644)		$279	$(632)		$(859)		$227
Interest expense	(109)		(84)		(25)	(219)		(174)		(45)
Loss on extinguishment of debt	(49)		—		(49)	(49)		(23)		(26)
Other income, net	4		19		(15)	23		39		(16)
Reorganization items	(29)		(42)		13	(138)		(81)		(57)

Loss from continuing operations before income taxes, minority interest and equity income	$(548)		$(751)		$203	$(1,015)		$(1,098)		$83
Income tax expense	(10)		(55)		45	(73)		(101)		28

Loss from continuing operations before minority interest and equity income	$(558)		$(806)		$248	$(1,088)		$(1,199)		$111
Minority interest, net of tax	(12)		(12)		—	(23)		(24)		1
Equity income, net of tax	11		10		1	22		24		(2)

Loss from continuing operations	$(559)		$(808)		$249	$(1,089)		$(1,199)		$110
Income (loss) from discontinued operations, net of tax	8		(13)		21	(51)		(155)		104

Net loss	$(551)		$(821)		$270	$(1,140)		$(1,354)		$214

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges (credit), Depreciation and amortization, Long-lived asset impairment charges and Goodwill impairment charges).

Delphi typically experiences fluctuations in sales due to customer production schedules, sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the customer (which we refer to as contractual price reductions) and design changes. Occasionally, business transactions or non-recurring events may impact sales as well.

Delphi typically experiences fluctuations in operating income due to volume, contractual price reductions, cost savings due to materials or manufacturing efficiencies (which we refer to collectively as operational performance), and employee termination benefits and other exit costs.

Net Sales
Net Sales for the Three Months Ended June 30, 2008 versus June 30, 2007.  Below is a summary of Delphi’s sales for the three months ended June 30, 2008 versus June 30, 2007.

	Three Months Ended June 30,					Variance Due To:
						Price
					Favorable/	Reductions
	2008		2007		(Unfavorable)	and Volume	FX	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$1,483	28%	$2,247	37%	$(764)	$(844)	$63	$17	$(764)
Other customers	3,751	72%	3,753	63%	(2)	(282)	253	27	(2)

Total net sales	$5,234		$6,000		$(766)	$(1,126)	$316	$44	$(766)

Total sales for the three months ended June 30, 2008 decreased $766 million. GM sales for the three months ended June 30, 2008 decreased $764 million to 28% of total sales, primarily due to decreases in GMNA volume of 28% and contractual price reductions. Approximately $428 million of the GMNA sales decrease is due to the work stoppages. Additionally, primarily as a result of portfolio transformation related to non-core businesses and recent consumer trends and market conditions, during the three months ended June 30, 2008, our GMNA content per vehicle was $1,184, 27% lower than the $1,620 content per vehicle for the three months ended June 30, 2007, and GM sales were also decreased by the impact of certain plant closures and divestitures in our AHG segment. The decrease to GM sales was offset slightly due to favorable fluctuations in foreign currency exchange rates, primarily driven by the Euro, Brazilian Real, Polish Zloty, Hungarian Forint and Chinese Renminbi as well as increases in volume of GM sales in international locations.

Other customer sales for the three months ended June 30, 2008 were flat compared to 2007 but increased to 72% of total sales, primarily due to the decrease in GM sales. Excluding the impact of foreign currency exchange, other customer sales decreased by $255 million, or 7%, due to decreased volume, of which $150 million was related to the migration of our converter business to a non-consolidated venture during 2007, $51 million was related to the sale of the Catalyst Business in the third quarter of 2007 and additional decreases were a result of certain plant closures and divestitures in our AHG segment, as well as contractual price reductions.

Net Sales for the Six Months Ended June 30, 2008 versus June 30, 2007.  Below is a summary of Delphi’s sales for the six months ended June 30, 2008 versus June 30, 2007.

	Six Months Ended June 30,					Variance Due To:
					Favorable/	Price Reductions
	2008		2007		(Unfavorable)	and Volume	FX	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$3,124	30%	$4,410	38%	$(1,286)	$(1,412)	$116	$10	$(1,286)
Other customers	7,362	70%	7,272	62%	90	(439)	501	28	90

Total net sales	$10,486		$11,682		$(1,196)	$(1,851)	$617	$38	$(1,196)

Total sales for the six months ended June 30, 2008 decreased $1,196 million. GM sales for the six months ended June 30, 2008 decreased $1,286 million to 30% of total sales, primarily due to decreases in

GMNA volume of 23% and contractual price reductions. Approximately $636 million of the GMNA sales decrease is due to the work stoppages. Primarily as a result of portfolio transformation related to non-core businesses and recent consumer trends and market conditions, during the six months ended June 30, 2008, our GMNA content per vehicle was $1,259, 23% lower than the $1,637 content per vehicle for the six months ended June 30, 2007, and GMNA sales were decreased by the impact of certain plant closures and divestitures in our AHG segment. The decrease to GMNA sales was offset slightly due to favorable fluctuations in foreign currency exchange rates; primarily driven by the Euro, Brazilian Real, Polish Zloty, Hungarian Forint and Chinese Renminbi; as well as increases in volume of GM sales in international locations.

Other customer sales for the six months ended June 30, 2008 increased by $90 million to 70% of total sales, primarily due to favorable foreign currency exchange impacts. Excluding the impact of foreign currency exchange, other customer sales decreased by $411 million, or 6%, due to decreased volume, of which $258 million was related to the migration of our converter business to a non-consolidated venture during 2007, and $89 million was related to the sale of the Catalyst Business in the third quarter of 2007. Additional decreases were a result of certain plant closures and divestitures in our AHG segment, as well as contractual price reductions.

Operating Results
Below is a summary of the variances in Delphi’s operating results for the three and six months ended June 30, 2008 versus June 30, 2007.

Gross Margin for the Three Months Ended June 30, 2008 versus June 30, 2007.  Gross margin increased $67 million to $413 million, or 7.9%, as a percentage of sales, for the three months ended June 30, 2008. Below is a summary of Delphi’s gross margin for this period.

	Three Months Ended June 30,			Variance Due To:
			Favorable/	Price Reductions	Operational
	2008	2007	(Unfavorable)	and Volume	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$413	$346	$67	$(445)	$226	$286	$67
Percentage of Sales	7.9%	5.8%

The gross margin increase was attributable to improvements in operational performance as noted in the table above, as well as the following items:

•	$149 million decrease in costs in employee termination benefits and other exit costs, primarily due to costs recorded during 2007 related to the exit of a manufacturing facility in Cadiz, Spain;

•	$101 million decrease in warranty costs, primarily due to a $91 million increase to warranty reserves recorded in the six months ended June 30, 2007 in the Powertrain Systems and Electronics and Safety segments related to the warranty settlement agreement with GM; and

•	$25 million decrease in costs related to incentive compensation plans for executives and U.S. salaried employees.

Offsetting these increases was an approximate 28% reduction in GMNA vehicle production, as noted in the table above, including the negative impact of the work stoppages, the impact of certain plant closures and divestitures in our AHG segment and recent consumer trends and market conditions.

Gross Margin the Six Months Ended June 30, 2008 versus June 30, 2007.  Gross margin increased $46 million to $768 million, or 7.3%, as a percentage of sales, for the six months ended June 30, 2008. Below is a summary of Delphi’s gross margin for this period.

	Six Months Ended June 30,			Variance Due To:
				Price
			Favorable/	Reductions and	Operational
	2008	2007	(Unfavorable)	Volume	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$768	$722	$46	$(761)	$474	$333	$46
Percentage of Sales	7.3%	6.2%

The gross margin increase was due to improvements in operational performance as noted in the table above, as well as the following items:

•	$129 million decrease in warranty costs, primarily due to a $91 million increase to warranty reserves recorded in the six months ended June 30, 2007 in the Powertrain Systems and Electronics and Safety segments related to the warranty settlement agreement with GM, and a $28 million recovery from an affiliated supplier related to previously established warranty reserves in the Thermal Systems segment during the six months ended June 30, 2008;

•	$145 million decrease in costs in employee termination benefits and other exit costs, primarily due to costs recorded during 2007 related to the exit of a manufacturing facility in Cadiz, Spain;

•	$46 million decrease in incentive compensation plans for executives and U.S. salaried employees;

•	$32 million of employee benefit plan settlements in Mexico which occurred in the six months ended June 30, 2007 in the Electronics & Safety segment; and

•	$30 million due to the impact of foreign currency exchange rate fluctuations.

Offsetting these decreases was an approximate 23% reduction in GMNA vehicle production, as noted in the table above, including the negative impact of the work stoppages and the impact of certain plant closures and divestitures in our AHG segment and the consumer trend toward more fuel-efficient vehicles which is anticipated to reduce customer production to levels preventing recovery of volumes lost as a result of the work stoppages. In addition to the decreased volume the following items negatively impacted gross margin in the six months ended June 30, 2008:

•	$30 million charge related to the loss on sale of Delphi’s global bearings business in the AHG segment recorded during the first quarter of 2008; and

•	$24 million loss on foreign currency exchange contracts related to purchase transactions primarily within the Powertrain Systems segment.

U.S. Employee Workforce Transition Program Charges (Credit) for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  Delphi recorded workforce transition program charges of approximately $18 million and $54 million during the three and six months ended June 30, 2008, respectively, for UAW-, IUE-CWA-, and USW-represented employees. These charges included $18 million and $38 million, respectively, of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi and $16 million for the six months ended June 30, 2008 to reflect costs under the workforce transition programs in excess of amounts previously estimated. Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Depreciation and Amortization for the Three Months Ended June 30, 2008 versus June 30, 2007.  Depreciation and amortization was $210 million for the three months ended June 30, 2008 compared to $230 million for the three months ended June 30, 2007. The decrease of $20 million primarily reflects the impact of certain assets that were impaired in 2006 and 2007, resulting in reduced depreciation and amortization expense, lower capital spending at previously impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life. Partially offsetting these decreases is an increase in overall capital spending of $29 million or approximately 22% versus the three months ended June 30, 2007.

Depreciation and Amortization for the Six Months Ended June 30, 2008 versus June 30, 2007.  Depreciation and amortization was $429 million for the six months ended June 30, 2008 compared to $457 million for the six months ended June 30, 2007. The decrease of $28 million primarily reflects the impact of certain assets that were impaired in 2006 and 2007, resulting in reduced depreciation and amortization expense, lower capital spending at previously impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life. Partially offsetting these decreases is an increase in overall capital spending of $106 million or approximately 34% versus the six months ended June 30, 2007.

Long-Lived Asset Impairment Charges for the Three Months Ended June 30, 2008 versus June 30, 2007.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $5 million during the three months ended June 30, 2008 compared to $34 million during the three months ended June 30, 2007. Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges for the three months ended June 30, 2008 primarily related to our Electronics and Safety segment and the charges for the three months ended June 30, 2007 primarily related to our Automotive Holdings Group segment. Refer to Note 7. Long-Lived Asset Impairment to the consolidated financial statements.

Long-Lived Asset Impairment Charges for the Six Months Ended June 30, 2008 versus June 30, 2007.  Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $8 million during the six months ended June 30, 2008 compared to $40 million during the six months ended June 30, 2007. Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The charges for the six months ended June 30, 2008 primarily related to our Electronics and Safety and Automotive Holdings Group segment and the charges for the six months ended June 30, 2007 primarily related to our Automotive Holdings Group segment. Refer to Note 7. Long-Lived Asset Impairment to the consolidated financial statements.

Goodwill Impairment Charges for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  Goodwill impairment charges of approximately $168 million were recorded in the three and six months ended June 30, 2008 related to our Electrical/Electronic Architecture segment. Delphi evaluates the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. There were no goodwill charges for the three and six months ended June 30, 2007.

The Electronics & Safety segment and Corporate and Other segment goodwill was not impaired. The excess of fair value over the carrying value of these segments was approximately $175 million and $489 million, respectively. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10 percent decrease to the fair values of the Electronics & Safety and Corporate and Other segments, resulting in excess fair value over carrying value of approximately $2 million and $420 million, respectively. Refer to Note 8. Goodwill Impairment to the consolidated financial statements.

Selling, General and Administrative Expenses for the Three Months Ended June 30, 2008 versus June 30, 2007.  Selling general and administrative (“SG&A”) expenses were $377 million for the three months ended June 30, 2008, or 7.2% of total net sales, compared to $394 million for the three months ended June 30, 2007, or 6.6% of total net sales. SG&A expenses in the three months ended June 30, 2008 were unfavorably impacted by foreign currency exchange impacts of $18 million, offset by increased performance, primarily related to information technology systems.

Selling, General and Administrative Expenses for the Six Months Ended June 30, 2008 versus June 30, 2007.  SG&A expenses were $741 million for the six months ended June 30, 2008, or 7.1% of total net sales, compared to $758 million for the six months ended June 30, 2007, or 6.5% of total net sales. SG&A expenses in the six months ended June 30, 2008 were unfavorably impacted by foreign currency exchange impacts of $34 million, offset by increased performance, primarily related to information technology systems.

Securities & ERISA Litigation Charge for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  As previously disclosed, Delphi, along with certain of its subsidiaries and certain current and former officers and employees of the Company or its subsidiaries, and others were named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements. Delphi’s estimate of liability for these matters as of June 30, 2007 was $340 million. Delphi had an $8 million liability recorded as of March 31, 2007; therefore a net charge of $332 million was recorded in the second quarter of 2007. Refer to Note 22. Commitments and Contingencies, Shareholder Lawsuits to the consolidated financial statements.

Interest Expense for the Three Months Ended June 30, 2008 versus June 30, 2007.  Interest expense for the three months ended June 30, 2008 was $109 million compared to $84 million for the three months ended June 30, 2007. This increase primarily resulted from higher overall debt outstanding for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 partially offset by a reversal of $7 million of interest expense related to prepetition debt and allowed unsecured claims during the three months ended June 30, 2008 due to changes in estimates of prepetition claim amounts. Approximately $33 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, for both the three months ended June 30, 2008 and 2007.

Interest Expense for the Six Months Ended June 30, 2008 versus June 30, 2007.  Interest expense for the six months ended June 30, 2008 was $219 million compared to $174 million for the six months ended June 30, 2007. This increase primarily resulted from higher overall debt outstanding for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Additionally, Delphi recorded interest related to prepetition expense during the first quarter of 2008 related to prepetition debt and allowed unsecured claims of $14 million through January 25, 2008, the confirmation date of the plan of reorganization, and reversed $7 million of interest expense during the second quarter of 2008 due to changes in estimates of prepetition claim amounts. Approximately $57 million and $66 million, of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of SOP 90-7 in the six months ended June 30, 2008 and 2007, respectively.

Loss on Extinguishment of Debt for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  Loss on extinguishment of debt for the three and six months ended June 30, 2008 was $49 million. Concurrent with the execution of the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $49 million of loss on extinguishments of debt related to unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the three and six months ended June 30, 2008. Loss on extinguishment of debt for the six months ended June 30, 2007 was $23 million. Concurrent with the execution of the Refinanced DIP Credit Facility in January 2007, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt related to unamortized debt issuance costs related to the Amended DIP Credit Facility and Prepetition Facility in the six months ended June 30, 2007.

Other Income and Expense for the Three Months Ended June 30, 2008 versus June 30, 2007.  Other income for the three months ended June 30, 2008 was $4 million as compared to other income of $19 million for the three months ended June 30, 2007. The decrease was due to decreased non-Debtor interest income associated with cash and cash equivalents on hand.

Other Income and Expense for the Six and Months Ended June 30, 2008 versus June 30, 2007.  Other income for the six months ended June 30, 2008 was $23 million as compared to other income of $39 million for the six months ended June 30, 2007. The decrease was due to decreased non-Debtor interest income associated with cash and cash equivalents on hand.

Reorganization Items for the Three Months Ended June 30, 2008 versus June 30, 2007.  Bankruptcy-related reorganization expenses were $29 million and $42 million for the three months ended June 30, 2008 and 2007, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of $30 million and $44 million during the three months ended June 30, 2008 and 2007, respectively. Professional fees in the three months ended June 30, 2008 and 2007 also includes arrangement and other fees paid to various lenders in connection with the bankruptcy exit financing that was commenced but not completed in April 2008. These costs were partially offset by interest income of $2 million and $2 million from accumulated cash from the reorganization during the three months ended June 30, 2008 and 2007, respectively.

Reorganization Items for the Six Months Ended June 30, 2008 versus June 30, 2007.  Bankruptcy-related reorganization expenses were $138 million and $81 million for the six months ended June 30, 2008 and 2007, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of $59 million and $87 million during the six months ended June 30, 2008 and 2007, respectively. Additionally, as a result of the events surrounding the termination of the EPCA, Delphi recorded expense of $79 million related to previously capitalized fees paid to the Investors and their affiliates during the six months ended June 30, 2008. Professional fees in the six months ended June 30, 2008 and 2007 also includes arrangement and other fees paid to various lenders in connection with the bankruptcy exit financing that was commenced but not completed in April of 2008. These costs were partially offset by interest income of $4 million and $6 million from accumulated cash from the reorganization during the six months ended June 30, 2008 and 2007, respectively.

Income Taxes for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  Income tax expense was $10 million and $55 million for the three months ended June 30, 2008 and 2007, respectively, and $73 million and $101 million for the six months ended June 30, 2008 and 2007, respectively. During the second quarter of 2008 and 2007, taxes were recorded at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. The change in annual effective rate in the three and six months ended June 30, 2008 was related to the $117 million in U.S. pre-tax other comprehensive income related to derivative contracts on copper and the Mexican Peso, reducing the Company’s current year valuation allowance and resulting in a benefit of $21 million. During the second quarter of 2007, Delphi determined that certain unremitted foreign earnings, for which taxes had not been previously provided, would be repatriated to the U.S. and Delphi recorded $12 million of withholding tax. Income tax benefits are not recognized on losses in U.S. and certain non-U.S. operations because, due to a history of operating losses, it is more likely than not that these tax benefits will not be realized.

Minority Interest, net of tax, for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  Minority interest was $12 million for both the three months ended June 30, 2008 and 2007, and was $23 million and $24 million for the six months ended June 30, 2008 and 2007, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated investments.

Equity Income, net of tax, for the Three and Six Months Ended June 30, 2008 versus June 30, 2007.  Equity income was $11 million and $10 million for the three months ended June 30, 2008 and 2007, respectively, and was $22 million and $24 million for the six months ended June 30, 2008 and 2007, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method investments.

Income (loss) from Discontinued Operations for the Three Months Ended June 30, 2008 versus June 30, 2007.  Income from discontinued operations was $8 million for the three months ended June 30, 2008 and the loss from discontinued operations was $13 million for the three months ended June 30, 2007. The income from discontinued operations for the three months ended June 30, 2008 was the result of operations and assets held for sale of the Steering Business, including $9 million of employee termination benefits and other exit costs. Included in the results of operations and assets held for sale of the Steering Business and Interiors and Closures Business were long-lived asset impairment charges of $5 million and employee termination benefits and other exit costs of $78 million, primarily due to the exit of the Puerto

Real site in Cadiz, Spain. Refer to Note 4. Discontinued Operations, and Note 9. Employee Termination Benefits and Other Exit Costs to the consolidated financial statements.

Loss from Discontinued Operations for the Six Months Ended June 30, 2008 versus June 30, 2007.  Loss from discontinued operations was $51 million and $155 million for the six months ended June 30, 2008 and 2007, respectively. Included in loss from discontinued operations for the six months ended June 30, 2008 were additional losses of $69 million related to the operations and assets held for sale of the Steering Business. Additionally, during six months ended June 30, 2008, Delphi recorded a favorable adjustment of $18 million to the overall loss on the sale of the Interiors and Closures Business due to the results of operations and changes in working capital through the sale closing date of February 29, 2008. Included in the results of operations for the Steering Business and Interiors and Closures Business for the six months ended June 30, 2008 were $44 million of employee termination benefits and other exit costs. Included in the results of operations for the Steering Business and Interiors and Closures Business for the six months ended June 30, 2007 were long-lived asset impairment charges of $159 million and employee termination benefits and other exit costs of $112 million, primarily due to the exit of the Puerto Real site in Cadiz, Spain. Refer to Note 4. Discontinued Operations, and Note 9. Employee Termination Benefits and Other Exit Costs to the consolidated financial statements.

Results of Operations by Segment

Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

Electronics and Safety
The Electronics and Safety segment, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon, had sales and operating results for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$296	26%	$435	32%	$(139)	$645	27%	$842	32%	$(197)

Other customers	812	71%	857	64%	(45)	1,630	69%	1,682	63%	(52)
Inter-segment	37	3%	60	4%	(23)	85	4%	127	5%	(42)

Total other and inter-segment	849	74%	917	68%	(68)	1,715	73%	1,809	68%	(94)

Total net sales	$1,145		$1,352		$(207)	$2,360		$2,651		$(291)

Operating (loss) income	$(75)		$9		$(84)	$(155)		$56		$(211)
Gross margin	$75		$152		$(77)	$142		$340		$(198)
Gross margin %	6.6%		11.2%			6.0%		12.8%

Net Sales  Total sales for the three and six months ended June 30, 2008 decreased $207 million and $291 million, respectively. The GM sales decrease for the three and six months ended June 30, 2008 was due primarily to a decline in volume of $141 million and $200 million, respectively, of which $108 million and $162 million, respectively, was due to the work stoppages. Additionally, the volume was impacted by recent consumer trends and market conditions. GM sales were also negatively impacted by contractual price reductions. These decreases were slightly offset by favorable fluctuations in foreign currency exchange rates of $12 million and $24 million, respectively, primarily related to the Euro.

The other customers and inter-segment sales decreased for the three and six months ended June 30, 2008 primarily due to decreased volume of $93 million and $150 million, respectively, as well as contractual price reductions. Other customer and inter-segment sales were favorably impacted by foreign currency exchange rates of $49 million and $98 million, respectively, primarily related to the Euro.

Operating Income/Loss  Operating income for the three and six months ended June 30, 2008 decreased due to a reduction in volume of $131 million and $205 million, respectively, including the negative impact of the work stoppages. Additionally, operating income was unfavorably impacted by contractual price reductions of $35 million and $64 million, respectively, increased expense for employee termination benefits and other exit costs of $10 million and $36 million, respectively, primarily related to operations in Portugal and as a result of initiatives to realign manufacturing operations within North America to lower cost markets, and increased SG&A expenses of $7 million and $19 million. Offsetting these decreases for the three and six months ended June 30, 2008 was $40 million and $16 million, respectively, of operational performance improvements, primarily related to material, manufacturing and engineering, and $81 million and $77 million, respectively, primarily due to increased warranty reserves for the instrument cluster product line recorded in the three months ended June 30, 2007. (The instrument cluster product line was transferred to the Electronics and Safety segment effective December 2007.) Additionally, operating income in the six months ended June 30, 2007 was negatively impacted by employee benefit plan settlements in Mexico of $32 million, which did not occur in the six months ended June 30, 2008.

Powertrain Systems
The Powertrain Systems segment, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities, had sales and operating results for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$298	22%	$441	28%	$(143)	$606	23%	$855	28%	$(249)

Other customers	923	69%	1,021	64%	(98)	1,789	68%	1,926	63%	(137)
Inter-segment	117	9%	132	8%	(15)	226	9%	259	9%	(33)

Total other and inter-segment	1,040	78%	1,153	72%	(113)	2,015	77%	2,185	72%	(170)

Total net sales	$1,338		$1,594		$(256)	$2,621		$3,040		$(419)

Operating income (loss)	$7		$(16)		$23	$(6)		$(50)		$44
Gross margin	$144		$142		$2	$273		$262		$11
Gross margin %	10.8%		8.9%			10.4%		8.6%

Net Sales  Total sales for the three and six months ended June 30, 2008 decreased by $256 million and $419 million, respectively. The GM sales decrease for the three and six months ended June 30, 2008 was primarily due to a decline in GM volume of $155 million and $265 million, respectively, of which $61 million and $95 million, respectively, was due to the work stoppages. The volume declines were also impacted by recent consumer trends and market conditions. GM sales were also negatively impacted by contractual price reductions. Offsetting these sales decreases was the favorable impact from currency exchange rates of $12 million and $19 million, respectively, related to the Euro, Brazilian Real, and Chinese Renminbi, as well as commodity pass-through.

Excluding the effects of portfolio divestitures and transformations, the other customers and inter-segment sales for the three and six months ended June 30, 2008 increased due to volume, primarily in Europe related to diesel products, and favorable impacts of $59 million and $117 million, respectively, from foreign currency exchange rates related to the Euro, Brazilian Real, and Chinese Renminbi. However, these increases were more than offset by decreased volumes of $167 million and $287 million, respectively, due to the migration of our converter business to a non-consolidated venture during 2007 and $54 million and $95 million, respectively, due to the sale of the Catalyst Business in the third quarter of 2007. Other customer and inter-segment sales were also negatively impacted by contractual price reductions.

Operating Income/Loss  The improved operating income for the three and six months ended June 30, 2008 was attributable to improvements related to operating performance of $73 million and $157 million, respectively, reductions in SG&A costs of $10 million and $19 million, respectively, and reductions in employee termination benefits and other exit costs of $12 million and $9 million. Additionally, reductions in warranty expense had a favorable impact of $12 million and $7 million during the three and six months ended June 30, 2008, including the impact of an increase to warranty reserves related to the estimate of the GM settlement as of June 30, 2007. Long-lived asset impairment charges were favorable by $8 million and $9 million due to charges recorded during the three months ended June 30, 2007 primarily related to the catalyst product line. Offsetting these improvements were reductions in volume of $66 million and $98 million, respectively, including the negative impact of the work stoppages, contractual price reductions of $32 million and $56 million, respectively, and $21 million due to the loss on foreign currency exchange contracts related to purchase transactions during the six months ended June 30, 2008.

Electrical/Electronic Architecture

The Electrical/Electronic Architecture segment, which includes complete electrical architecture and component products, had sales and operating results for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$365	23%	$461	30%	$(96)	$768	24%	$903	30%	$(135)

Other customers	1,216	75%	1,032	67%	184	2,353	73%	2,001	67%	352
Inter-segment	38	2%	53	3%	(15)	82	3%	98	3%	(16)

Total other and inter-segment	1,254	77%	1,085	70%	169	2,435	76%	2,099	70%	336

Total net sales	$1,619		$1,546		$73	$3,203		$3,002		$201

Operating (loss) income	$(183)		$44		$(227)	$(189)		$39		$(228)
Gross margin	$142		$193		$(51)	$283		$336		$(53)
Gross margin %	8.8%		12.5%			8.8%		11.2%

Net Sales  Total sales increased $73 million and $201 million for the three and six months ended June 30, 2008. GM sales decreased for three and six months ended June 30, 2008 due to a decline in volume in North America of $132 million and $178 million, respectively, of which $87 million and $133 million, respectively, was related to the work stoppages. The volume declines were also impacted by recent consumer trends and market conditions. GM sales were also negatively impacted by contractual price reductions. Offsetting the decreased North America volume was increased GM volume in Europe, Asia Pacific and South America of $21 million and $35 million, respectively, and $19 million and $35 million, respectively, due to favorable foreign currency exchange rate fluctuations, primarily related to the Euro and Brazilian Real. Sales for three and six months ended June 30, 2008 and 2007 have also been favorably impacted by contract escalation clauses which have enabled some of the commodity price increases to be passed on to our customers.

The other customers and inter-segment sales increased for the three and six months ended June 30, 2008 due to volume increases outside of North America of $88 million and $187 million, respectively, the impact of favorable foreign currency exchange rates of $96 million and $196 million, respectively, primarily related to the Euro and Brazilian Real and commodity cost pass-through of $24 million and $26 million, respectively. Offsetting these increases was a reduction in North America volume of $35 million and $67 million, respectively, and contractual price reductions.

Operating Income/Loss  Operating loss for the three and six months ended June 30, 2008 increased due to $168 million of goodwill impairment charges recorded during the three months ended June 30, 2008. More specifically, during the second quarter of 2008, Delphi has experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, continuing unfavorable pricing pressures, increasing commodity prices, along with a decline in market valuation metrics which resulted in the goodwill impairment charge. Additionally, operating loss was unfavorably impacted by $37 million and $53 million, respectively, due to a decrease in volume, primarily GMNA, including the negative impact of the work stoppages, and contractual price reductions of $23 million and $59 million, respectively, and the negative impact of foreign currency exchange of $5 million and $6 million, respectively. Operating loss was positively impacted by operational performance improvements, partially offset by negative material economics related to copper and oil-based resins, of $7 million and $55 million, respectively, and decreased expenses related to employee termination benefits and other exit costs of $15 million and $33 million, respectively.

Thermal Systems
The Thermal Systems segment, which includes heating, ventilating and air conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, commercial/industry applications, and powertrain cooling and related technologies, had sales and operating results for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$287	48%	$362	57%	$(75)	$583	50%	$731	58%	$(148)

Other customers	291	49%	245	38%	46	542	46%	472	37%	70
Inter-segment	20	3%	30	5%	(10)	47	4%	66	5%	(19)

Total other and inter-segment	311	52%	275	43%	36	589	50%	538	42%	51

Total net sales	$598		$637		$(39)	$1,172		$1,269		$(97)

Operating (loss) income	$(11)		$16		$(27)	$15		$17		$(2)
Gross margin	$41		$66		$(25)	$118		$116		$2
Gross margin %	6.9%		10.4%			10.1%		9.1%

Net Sales  Total sales for the three and six months ended June 30, 2008 decreased by $39 million and $97 million, respectively. The GM sales decrease for the three and six months ended June 30, 2008 was driven by a decline in volume of $88 million and $159 million, respectively, of which $60 million and $82 million, respectively, was due to the work stoppages. The volume declines were also impacted by recent consumer trends and market conditions. Additionally, GM sales were unfavorably impacted by contractual price reductions. Offsetting these decreases was the favorable impact of foreign currency exchange rates of $14 million and $27 million, respectively, related to the Euro, Polish Zloty, Hungarian Forint, and Brazilian Real.

The other customer and inter-segment sales increase for the three and six months ended June 30, 2008 was favorably impacted by foreign currency exchange rates of $28 million and $50 million, respectively, related to the Euro, Polish Zloty, Hungarian Forint and Brazilian Real as well as increases in volume of $11 million and $10 million, respectively. Offsetting these increases were contractual price reductions.

Operating Income/Loss  The decrease in operating income for the three and six months ended June 30, 2008 was primarily due to a reduction in volume of $28 million and $57 million, respectively, including the negative impact of the work stoppages. Additionally, operating income decreased due to contractual price reductions. Offsetting these decreases was favorable operational performance of $28 million and $56 million in the three and six months ended June 30, 2008, respectively, and the recovery of $28 million from an affiliated supplier during the six months ended June 30, 2008 related to previously incurred warranty costs.

Automotive Holdings Group
The Automotive Holdings Group segment, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework, had sales and operating results for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$156	37%	$434	53%	$(278)	$351	37%	$857	52%	$(506)

Other customers	232	55%	325	40%	(93)	512	55%	670	41%	(158)
Inter-segment	34	8%	58	7%	(24)	76	8%	109	7%	(33)

Total other and inter-segment	266	63%	383	47%	(117)	588	63%	779	48%	(191)

Total net sales	$422		$817		$(395)	$939		$1,636		$(697)

Operating (loss)	$(27)		$(177)		$150	$(97)		$(240)		$143
Gross margin	$3		$(87)		$90	$(28)		$(89)		$61
Gross margin %	0.7%		(10.6)%			(3.0)%		(5.4)%

Net Sales  Total sales for the three and six months ended June 30, 2008 decreased $395 million and $697 million, respectively. GM sales decreased for the three and six months ended June 30, 2008 primarily due to the impact of certain plant closures and divestitures and lower volumes of $283 million and $515 million, respectively, including a slight impact of the work stoppages and the impact of recent consumer trends and market conditions. The sales decrease was partially offset by favorable foreign currency exchange rates, primarily due to the Brazilian Real.

The other customer and inter-segment sales decrease for the three and six months ended June 30, 2008 was primarily due to decreases in volume of $126 million and $210 million, respectively, and contractual price reductions. The sales decrease was slightly offset by the impact of favorable foreign currency exchange rates of $17 million and $32 million, respectively, primarily due to the Polish Zloty, Chinese Renminbi, and the Euro.

Operating Income/Loss   The decreased operating loss for the three and six months ended June 30, 2008 was primarily due to favorable operational performance improvements of $39 million and $104 million, respectively, and reduced long-lived asset impairment charges and lower depreciation and amortization expenses of $34 million and $32 million, respectively. Additionally, operating loss decreased due to employee termination benefits and other exit costs of $130 million and $161 million, respectively, related to the closure of the Puerto Real site in Cadiz, Spain during the three and six months ended June 30, 2007 and $35 million and $69 million due to decreased corporate expenses allocated to AHG due to the impact of divestitures and plant closures. Offsetting these improvements, were reductions in volume of $79 million and $146 million for the three and six months ended June 30, 2008. Operating income for the six months ended June 30, 2008 was unfavorably impacted by increased employee termination benefits and other exit costs of $30 million, additional costs related to certain plant closures and divestitures of $20 million, and a $30 million charge related to the sale of Delphi’s global bearings business recorded during the six months ended June 30, 2008.

Corporate and Other
The Corporate and Other segment includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. workforce transition programs (Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements). Additionally, the Corporate and Other segment includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems. The Corporate and Other segment had sales and operating results for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
	(dollars in millions)

Net sales	$112	$54	$58	$191	$84	$107
Operating (loss)	$(76)	$(520)	$444	$(200)	$(681)	$481

Net Sales  Corporate and Other sales for the three and six months ended June 30, 2008 increased $58 million and $107 million, respectively, compared to the three and six months ended June 30, 2007, primarily as a result of decreased eliminations of inter-segment transactions resulting from decreased volume and lower inter-segment sales at Delphi’s other reporting segments. Offsetting the increases were lower sales in our GM service parts organization.

Operating Income/Loss  Operating loss for the three and six months ended June 30, 2008 was favorably impacted by $332 million of securities and ERISA litigation charges recorded during the three months ended June 30, 2007 as well as decreased expenses related to incentive compensation plans for executives and U.S. salaried employees of $56 million and $98 million, respectively, decreases in pension and other postretirement and postemployment benefit and workers’ compensation costs of $22 million and $54 million, respectively, and lower costs necessary to sustain information technology systems which support finance, manufacturing and product development of $15 million and $27 million, respectively. Offsetting these favorable variances were increased workforce transition charges of $18 million and $60 million, respectively, and increased corporate expenses retained at Corporate and Other due to the impact of divestitures and plant closures. Additionally, $19 million of pension excise taxes were reversed during the three months ended June 30, 2007.

Liquidity and Capital Resources

Overview of Capital Structure

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consisted of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (the “Tranche C Term Loan”).

The Refinanced DIP Credit Facility had a maturity date of July 1, 2008. Delphi received Court approval to amend and extend its Refinanced DIP Credit Facility on April 30, 2008. Delphi received the required commitments from its lenders and the amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”) became effective on May 9, 2008. The Amended and Restated DIP Credit Facility extends the term until December 31, 2008 and modifies the size of the facility by reducing the Revolving Facility to $1.1 billion from $1.75 billion and increasing the size of the Tranche B Term Loan to $500 million from $250 million and leaving the Tranche C Term Loan unchanged at approximately $2.5 billion. On May 30, 2008, the Court entered an order authorizing Delphi to increase the Tranche C Term Loan to $2.75 billion from approximately $2.5 billion with funding in June 2008. The Amended and Restated DIP Credit Facility includes certain covenants and restrictions on Delphi’s financial and business operations that mirror those imposed by the Refinanced DIP Credit Facility with the exception of the modifications listed below. The Amended and Restated DIP Credit Facility:

•	Increases the interest rate on the facilities at the option of Delphi of either the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent or LIBOR plus a specified percent as follows:

	ABR plus		LIBOR plus
	Amended		Amended
	and Restated	Refinanced	and Restated	Refinanced
	DIP Credit	DIP Credit	DIP Credit	DIP Credit
	Facility	Facility	Facility	Facility

Tranche A	3.00%	2.50%	4.00%	3.50%
Tranche B	3.00%	2.50%	4.00%	3.50%
Tranche C	4.25%	3.00%	5.25%	4.00%

As LIBOR borrowings are less costly than ABR borrowings, Delphi seeks to maximize the amount of loans outstanding on a LIBOR basis.

•	Increases the undrawn revolver fees from 50 basis points to 100 basis points,

•	Adds a LIBOR and ABR floor to the Tranche B and Tranche C Term Loans of 3.25% and 4.25%, respectively,

•	Sets rolling 12-month cumulative Global EBITDAR covenant levels for the extension period as follows:

Period Ending	Global EBITDAR
(in millions)

June 30, 2008	$600
July 31, 2008	$575
August 31, 2008	$550
September 30, 2008	$625
October 31, 2008	$600
November 30, 2008	$675

•	Modifies the borrowing base definition and limits availability to draw additional amounts under the Revolving Facility, under certain conditions as defined, and modifies the allowable junior liens, and

•	Allows Delphi to enter into an agreement with GM as described below.

In connection with the Amended and Restated DIP Credit Facility, Delphi paid a total of approximately $75 million to consenting lenders on the Revolving Facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the bankruptcy exit financing that was commenced but not completed.

In conjunction with the entry into the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. Delphi incurred no early termination penalties in connection with the termination of this agreement. However, as a result of significant changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $49 million of unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the second quarter of 2008, which was recognized as loss on extinguishment of debt. As of June 30, 2008, $40 million of debt issuance costs remains deferred in other current assets and is being amortized over the term of the Amended and Restated DIP Credit Facility.

In 2007, concurrently with the entry into the Refinanced DIP Credit Facility, Delphi expensed $25 million of unamortized debt issuance costs related to the Revolving Credit, Term Loan and Guaranty Agreement Delphi entered into on October 14, 2005, as amended through November 13, 2006, and the Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 in the first quarter of 2007, of which $23 million was recognized as loss on extinguishment of debt, as these fees relate to the refinancing of the term loans, and $2 million was recognized as interest expense, as these fees relate to the refinancing of the revolving credit facility.

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into the GM Advance Agreement whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA. The original GM Advance Agreement has a maturity date of the earlier of December 31, 2008, when $650 million has been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. GM will receive an administrative claim for its advances. The original GM Advance Agreement provides for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced will accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The interest on the advances will be cancelled if the GSA and MRA become effective on or prior to the expiration date of the agreement. Advances will be set off against the GSA and MRA upon effectiveness of those agreements or any remaining administrative claims in Delphi’s chapter 11 cases. As of June 30, 2008, no amounts were outstanding pursuant to the GM Advance Agreement. However, during the second quarter of 2008 Delphi received and subsequently repaid amounts up to approximately $190 million under the GM Advance Agreement.

In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding short-term liquidity support until confirmation of the Plan or an alternative plan of reorganization, on August 7, 2008 GM agreed to amend the GM Advance Agreement to provide for an additional $300 million availability above the existing $650 million, as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement. The amendment provides that the outside maturity date with respect to the original $650 million may be extended in connection with an extension of Delphi’s existing Amended and Restated DIP Credit Facility, if GM and Delphi agree, to the earlier of June 30, 2009, and the termination of Delphi’s Amended and Restated DIP Credit Facility, and that the maturity date with respect to the additional $300 million is the earlier of December 31, 2008 (subject to potential extension through June 30, 2009, on the same terms as apply to the original $650 million), such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility and such date as a plan of reorganization becomes effective. The additional $300 million of advances is also conditioned upon Delphi filing modifications to its Plan which are reasonably acceptable to GM by October 31, 2008 (or such later date as GM may agree in its sole discretion), and certain other conditions. Interest on advances above the original facility amount of $650 million will be cancelled if certain conditions are met. The advances will remain administrative claims in Delphi’s chapter 11 cases. The proposed amendment to expand the facility under the GM Advance Agreement is subject to Court approval. On August 6, 2008, Delphi filed a motion requesting approval and expects such motion to be considered later this month. The executed agreement is filed as an exhibit to this quarterly report.

Borrowings under the Amended and Restated DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of June 30, 2008, total available liquidity under the Amended and Restated DIP Credit Facility was approximately $613 million. At June 30, 2008, there was $500 million outstanding under the Tranche B Term Loan at LIBOR plus 4.00% (or 7.25%), $2.75 billion outstanding under the Tranche C Term Loan at LIBOR plus 5.25% (or 8.50%), and $311 million outstanding under the Revolving Facility, of which $300 million was at LIBOR plus 4.00% (or 6.625%) and $11 million was at ABR plus 3.00% (or 8.00%). Additionally, the Company had $102 million in letters of credit outstanding under the Revolving Facility as of that date. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Amended and Restated DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Amended and Restated DIP Credit Facility commitment at June 30, 2008. Under the Amended and Restated DIP Credit Facility, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate regardless of availability levels.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The

Company does not expect to pay dividends prior to emergence from chapter 11. So long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors).

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility) for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at the levels set forth in the Amended and Restated DIP Credit Facility. Delphi was in compliance with the Amended and Restated DIP Credit Facility covenants as of June 30, 2008. However, our margin of compliance with the Global EBITDAR covenant decreased significantly in the months of May and June 2008, primarily as a result of the work stoppages and other reductions in customer production volumes, continuing unfavorable pricing pressures and increasing commodity prices. In light of these factors, we expect that continued covenant compliance over the balance of 2008 will be subject to challenges. In view of the increasing pressure on earnings due to the continuing difficult economic and industry conditions during the first part of 2008, we sought additional support from GM to assist us in remaining compliant with our covenants. Specifically, GM, on July 31, 2008, agreed to forego cash payments of up to $112 million in warranty costs, which amount Delphi had agreed to pay GM upon emergence from chapter 11 pursuant to the previously reported Warranty, Settlement and Release Agreement entered into in September 2007. Refer to Note 22. Commitments and Contingencies, Ordinary Business Litigation to the consolidated financial statements for more information on the Warranty, Settlement and Release Agreement and Note 23. Subsequent Events. We believe this additional support will assist us in remaining compliant with the Global EBITDAR covenant in our Amended and Restated DIP Credit Facility as the extinguishment of this liability will be recorded as a reduction to warranty expense in cost of sales in July 2008. However, there can be no assurance that we will remain in compliance for the balance of 2008, particularly if further deterioration in our earnings or increases in our operating costs occurs, without additional support from GM. Failure to comply with the Amended and Restated DIP Credit Facility covenants could result in an event of default under the Amended and Restated DIP Credit Facility, which would permit the lender to cause the amounts outstanding to become immediately due and payable. In addition, failure to comply could result in termination of the commitments under our Revolving Facility, which would result in Delphi being prohibited from borrowing additional amounts under such facility without the negotiation of an amendment or waiver as further described in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

The Amended and Restated DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, and interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The foregoing description of the Amended and Restated DIP Credit Facility is a general description only. For additional detail see the underlying agreements, copies of which were previously filed with the SEC.

As of June 30, 2008, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. For additional information on our unsecured prepetition long-term debt, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. Pursuant to the terms of our confirmed Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	June 30,	December 31,
	2008	2007
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391

Total long-term debt subject to compromise	2,375	2,375

Short-term, other, and long-term debt not subject to compromise:
Amended and Restated DIP term loans	3,250	—
Amended and Restated DIP revolving credit facility	311	—
Refinanced DIP term loans	—	2,746
Accounts receivable factoring	442	384
European securitization	232	205
Other debt	186	160

Total short-term and other debt not subject to compromise	4,421	3,495
Other long-term debt	59	59

Total debt not subject to compromise	4,480	3,554

Total outstanding debt	$6,855	$5,929

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2008, we had $442 million outstanding under these accounts receivable factoring facilities.

In addition, Delphi continues to use its European accounts receivable securitization program, which has an availability of €178 million ($279 million with June 30, 2008 foreign currency exchange rates) and £12 million ($24 million with June 30, 2008 foreign currency exchange rates). Accounts receivable transferred under this program are also accounted for as short-term debt. As of June 30, 2008, outstanding borrowings under this program were approximately $232 million.

As of June 30, 2008, we had $245 million of other debt, primarily consisting of overseas bank facilities, and less than $1 million of other debt classified as Liabilities Subject to Compromise.

Credit Ratings, Stock Listing

Delphi was rated by Standard & Poor’s, Moody’s, and Fitch Ratings, however, as a result of the Chapter 11 Filings, Standard & Poor’s, Moody’s, and Fitch Ratings had withdrawn their ratings of Delphi’s senior unsecured debt, preferred stock, and senior secured debt. There are no ratings on the Amended and Restated DIP Credit Facility.

As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s common stock (OTC: DPHIQ) is traded on the Pink Sheets, LLC (the “Pink Sheets”), a quotation service for over the counter (“OTC”) securities. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets November 14, 2006 due to the fact that the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the New York Stock Exchange, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Quarterly Report on Form 10-Q, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $599 million and $436 million for the six months ended June 30, 2008 and 2007, respectively. Cash flow from operating activities continues to be negatively impacted by operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and continued commodity price increases, and we expect that our operating activities will continue to use, not generate, cash. Additionally, cash flow from operating activities was reduced for the six months ended June 30, 2008 by increased contributions to our pension plans of $154 million and increased other postretirement benefit payments of $44 million, offset by decreased net cash paid to employees in conjunction with the U.S. employee workforce transition programs of $161 million.

Although Delphi’s 2008 minimum funding requirement is approximately $2.5 billion under current legislation and plan design, as permitted under chapter 11 of the Bankruptcy Code, Delphi’s 2008 contributions will be limited to approximately $0.2 billion, representing only the portion of the contribution attributable to service after the Chapter 11 Filings. During 2007, Delphi contributed $0.2 billion to its U.S. pension plans. Upon emergence from chapter 11, we would be required to meet our past due funding obligations. Delphi held discussions with the IRS and the PBGC regarding the funding of Delphi’s pension plans upon emergence from chapter 11. These discussions were meant to achieve a consensual funding plan that would enable the Company to satisfy its pension funding obligations upon emergence from chapter 11 through a combination of cash contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM. The Company has represented that it currently intends to meet the minimum funding standard under IRC section 412 upon emergence from chapter 11. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the ability to transfer certain assets and unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, the date and size of such transfer, the funded status of the Hourly Plan and the date of emergence. As noted above, in the event the anticipated transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer.

In 2006 and 2007, the IRS issued conditional funding waivers for the Hourly Plan and Salaried Plan which were intended to facilitate the Debtors’ option to effectuate the transfer of certain hourly pension obligations to GM in an economically efficient manner, and to remove uncertainty as to whether excise taxes would be assessed as a result of accumulated funding deficiencies relating to prepetition service. The waivers were conditioned on Delphi emerging from chapter 11 and contributing funds to its pension plans on or before May 9, 2008. Delphi did not seek extension of the waivers past May 9, 2008 and as a result, Delphi may be exposed to an excise tax penalty. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transformation Plan for more information.

Investing Activities.  Cash flows used in investing activities totaled $197 million and $238 million for the six months ended June 30, 2008 and 2007, respectively. The decreased use of cash in the first six months of 2008 primarily reflects proceeds from divestitures of $121 million, related to the Interiors and Closures Business sale on February 29, 2008, the sale of Delphi’s North American brake components machining and assembly assets in January 2008, the sale of the U.S. suspensions business, the sale of the bearings business and an additional payment related to the sale of the Catalyst Business, and increased proceeds of $49 million from the sale of property and non-U.S. trade bank notes representing short term notes receivable received from customers with original maturities of 90 days or more. Offsetting these improvements were increased capital expenditures related to ongoing operations of $106 million.

Financing Activities.  The increased net cash provided by financing activities of $746 million for the six months ended June 30, 2008 as compared to $453 million for the six months ended June 30, 2007 primarily reflects increased borrowings under the Amended and Restated DIP Credit Facility rather than borrowings under the Refinanced DIP Credit facility. As of June 30, 2008, total available liquidity under the Amended and Restated DIP Credit Facility decreased $0.4 billion from total available liquidity under the Refinanced DIP Credit Facility at June 30, 2007 to $613 million.

Dividends.  The Company’s debtor-in-possession credit facilities include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 15. Debt, to the consolidated financial statements for more information.

Liquidity Outlook for 2008

In light of the current economic climate in the global automotive industry, we anticipate continued operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and continued commodity price increases. In addition, constraints in the credit markets continue to impede our ability to obtain financing at reasonable rates and furthers the delay in our emergence from chapter 11, making us particularly vulnerable to changes in the overall economic climate.

As a result of the foregoing, we believe 2008 revenue will be significantly lower as compared to 2007, reflecting lower GM revenues, primarily as a result of lower forecast production volumes in North America as well as continued divestitures by Delphi of non-core operations, and flat to moderate growth in sales to other customers.

We continue to make progress in our overall transformation plan, including transformation of our labor force, streamlining our product portfolio and making the manufacturing and cost structure improvements to address these changes in the global automotive industry. Until such time as we are able to successfully reorganize our capital structure and operations, fully implement our transformation plan and emerge from chapter 11, we expect that our operations will continue to use cash. Throughout 2008 we expect that a substantial use of cash will be related to our restructuring efforts and capital projects and that despite the current economic climate, we will be able to continue funding our restructuring and capital projects by supplementing cash generated from operations with available borrowings. With the Amended and Restated DIP Credit Facility, advances from GM of amounts anticipated to be paid upon the effectiveness of the GM settlement and restructuring agreements, GM’s agreement to forego certain warranty payments, and if approved by the Court, additional advances from GM for a total of up to $950 million, we believe we will continue to have adequate access to liquidity to continue implementing our transformation plan. In addition, we expect that the continued divestiture of non-core and discontinued operations will be a source of liquidity. We have the flexibility to delay some of these actions should revenues and cash flow from operations decrease significantly below our expectations as a result of a further deterioration in the economic climate or global automotive industry or should such divestitures not be completed when expected to continue to have access to sufficient liquidity. If we are not able to emerge from chapter 11 prior to December 31, 2008, we would seek to further extend the term of our Amended and Restated DIP Credit Facility and seek alternative sources of financing. Delphi can make no assurances that it will emerge from bankruptcy before the Amended and Restated DIP Credit Facility and GM Advance Agreement expire. The failure to secure such extension or alternative sources of financing would materially adversely impact our business, financial condition and operating results by severely restricting our liquidity, may further delay or prevent our consummation of a consensual plan of reorganization, and may require us to dispose of or wind-down one or more core product lines. For more information regarding our sources and uses of liquidity and the Amended and Restated DIP Credit Facility and arrangements with GM, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

In addition, upon successful emergence from chapter 11, we will be required to fund our pension plans. As permitted under chapter 11 of the Bankruptcy Code, Delphi contributed only the portion of the contribution attributable to service after the Chapter 11 Filings. The Company has represented that it currently intends to meet the minimum funding standard under IRC section 412 upon emergence from chapter 11. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the ability to transfer certain assets and unfunded benefit liabilities from the Hourly Plan to a pension plan sponsored by GM, the date and size of such transfer, the funded status of the Hourly Plan and the date of emergence. As noted above, in the event the anticipated transfer is not completed prior to September 30, 2008, the ability to complete the proposed transfer will be dependent on the Company’s ability to obtain certain third-party approvals of the transfer. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for further information.

Litigation Commitments and Contingencies

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters and employment-related matters. We do not believe that any of the routine litigation incidental to the conduct of our business to which we are currently a party will have a material adverse effect on our business or financial condition. For a description of significant litigation that is not routine in nature and which if adversely determined against us could have a significant impact on our business, see Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 22. Commitments and Contingencies, Shareholder Lawsuits, to the consolidated financial statements.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, refer to Note 22. Commitments and Contingencies to the consolidated financial statements for information on sites where Delphi has been named a potentially responsible party.

As of June 30, 2008 and December 31, 2007, our reserve for environmental investigation and remediation was approximately $105 million and $112 million, respectively. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the separation from GM in 1999 (the “Separation”).

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

Inflation

Inflation generally affects Delphi by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation in countries where we have significant operations have been moderate during the periods presented, inflation has not had a significant impact on our results of operations, other than increased commodity costs as disclosed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility and its advance agreement with GM, to obtain an extension of term or other amendments as necessary to maintain access to such facility and advance agreement; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to consummate its Plan which was confirmed by the Court on January 25, 2008 or any other subsequently confirmed plan of reorganization; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan (including the transformation plan described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements) and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, including the risk factors in Part I. Item 1A. Risk Factors, contained therein and the Company’s quarterly periodic reports for the subsequent periods, including the risk factors in Part II. Item 1A. Risk Factors, contained therein, filed with the SEC. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2008. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2007, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of the material weakness, the impact of such on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on February 19, 2008, and which is incorporated by reference into this Item 4.

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

Deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system at our Electrical/Electronics Architecture segment’s operations will continue through mid-2009. The timely and successful implementation of this system is an integral element to the remediation of our material weakness regarding Inventory Accounting Adjustments as disclosed in Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007. Through June 30, 2008, approximately 65% of Electrical/Electronics Architecture’s inventory is now on a perpetual inventory system.

During the six months ended June 30, 2008, the Company made progress in outsourcing the transaction processing and administration for its contract administration, travel and expense reporting, accounts payable and receivables processing functions for its North American and European operations to a third party. The Company expects outsourcing of these functions will streamline and enhance the control environment of these accounting and reporting activities. The failure to successfully transition these processes and to implement proper controls and procedures both in the transition as well as after the transition is complete may adversely impact our internal control environment. We anticipate the global transition of these activities will continue throughout 2008 and 2009.

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

Except as discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, and Note 22. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the Statement Regarding Forward-Looking Statements in this quarterly report.

Our Delayed Emergence from Chapter 11 Coupled With Continued Difficult Economic and Industry Conditions May Further Increase Operating Losses, Which May Result in Non-Compliance with Certain Covenants and Financial Tests contained in our Refinanced DIP Credit Facility.

The covenants in the Amended and Restated DIP Credit Facility generally require Delphi to, among other things, maintain a rolling 12-month cumulative global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), as defined, for Delphi and its direct and indirect subsidiaries, on a consolidated basis, at specified levels. The Amended and Restated DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.

Failure to comply with this covenant could result in an event of default under the Amended and Restated DIP Credit Facility, which would permit the lender to cause the amounts outstanding to become immediately due and payable. In addition, failure to comply could result in termination of the commitments under our Revolving Facility, which would result in Delphi being prohibited from borrowing additional amounts under such facility without the negotiation of an amendment or waiver. As noted in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources at June 30, 2008 we were in compliance with this and the other covenants in the facility. However, our margin of compliance with the Global EBITDAR covenant decreased significantly in the months of May and June 2008, primarily as a result of the work stoppages at American Axle, a Tier 1 supplier to General Motors Corporation (“GM”) based in Detroit, Michigan, and other reductions in customer production volumes, continuing unfavorable pricing pressures and increasing commodity prices. In light of these factors, we expect that continued covenant compliance over the balance of 2008 will be subject to challenges. In view of the increasing pressure on earnings due to the continuing difficult economic and industry conditions during the first part of 2008, we sought additional support from GM to assist us in remaining compliant with our covenants. Specifically, GM, on July 31, 2008, agreed to forego cash payments of up to $112 million in warranty costs, which amount Delphi had agreed to pay GM upon emergence from chapter 11 pursuant to the previously reported Warranty, Settlement and Release Agreement entered into in September 2007. Refer to Note 22. Commitments and Contingencies, Ordinary Business Litigation to the consolidated financial statements for more information on the Warranty, Settlement and Release Agreement and Note 23. Subsequent Events to the consolidated financial statements. We believe this additional support will assist us in remaining compliant with the Global EBITDAR covenant in our Amended and Restated DIP Credit Facility as the extinguishment of this liability will be recorded as a reduction to warranty expense in cost of sales in July 2008. However, there can be no assurance that we will remain in compliance for the balance of 2008, particularly if further deterioration in our earnings or increases in our operating costs occurs, without additional support from GM. For more detail regarding risk factors facing the company see Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our Amended and Restated DIP Credit Facility has a current maturity date of December 31, 2008. We cannot assure that we will emerge from chapter 11 prior to such date or be successful in obtaining an extension of such facility beyond its current maturity date. Failure to continue to operate pursuant to the terms of the Amended and Restated DIP Credit Facility or procure alternative financing would have a material adverse impact on our business, financial condition and operating results by severely restricting our liquidity and force us, among other things to delay completion of our transformation plan.

We Anticipate the Need to Supplement Borrowings Under Our Amended And Restated DIP Credit Facility With Advances Under The GM Advance Facility To Maintain Adequate Liquidity Until We Are Able To Emerge From Chapter 11. Should The Court Not Approve The Amendment To Increase Availability Under The GM Advance Facility, Should GM Be Unwilling Or Unable To Continue To Provide Such Liquidity Support Or Should Such Facility Otherwise Become Unavailable To Us, Then Absent Procurement of Alternative Financing, Our Liquidity Would Be Severely Restricted Resulting In A Material Adverse Impact On Our Business, Financial Condition and Operating Results, Which May, Among Other Things, Delay Completion Of Our Transformation Plan.

In light of the current economic climate in the global automotive industry, we anticipate continued operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and continued commodity price increases. In addition, tight credit markets continue to delay our emergence from chapter 11, making us particularly vulnerable to changes in the overall economic climate. As a result of the foregoing, we believe 2008 revenue will be significantly lower as compared to 2007, reflecting lower GM revenues, primarily as a result of lower forecast production volumes in North America as well as continued divestitures by Delphi of non-core operations, and flat to moderate growth in sales to other customers.

Until such time as we are able to successfully reorganize our capital structure and operations, fully implement our transformation plan and emerge from chapter 11, we expect that our operations will continue to use cash. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding short-term liquidity support until confirmation of the Plan or an alternative plan of reorganization, on August 7, 2008 GM agreed to amend the GM Advance Agreement to provide for an additional $300 million availability above the existing $650 million, as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement. The amendment provides that the outside maturity date with respect to the original $650 million may be extended in connection with an extension of Delphi’s existing Amended and Restated DIP Credit Facility, if GM and Delphi agree, to the earlier of June 30, 2009, and the termination of Delphi’s Amended and Restated DIP Credit Facility, and that the maturity date with respect to the additional $300 million is the earlier of December 31, 2008 (subject to potential extension through June 30, 2009, on the same terms as apply to the original $650 million), such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility and such date as a plan of reorganization becomes effective. The additional $300 million of advances is also conditioned upon Delphi filing modifications to its Plan which are reasonably acceptable to GM by October 31, 2008 (or such later date as GM may agree in its sole discretion), and certain other conditions. Interest on advances above the original facility amount of $650 million will be cancelled if certain conditions are met. The advances will remain administrative claims in Delphi’s chapter 11 cases. The proposed amendment to expand the facility under the GM Advance Agreement is subject to Court approval. On August 6, 2008 Delphi filed a motion requesting approval and expects such motion to be considered later this month. There can be no assurances that the Court will grant such approval. In addition, GM has announced a number of challenges it is facing due to the current economic climate and is considering a number of restructuring actions to support its own liquidity needs. GM’s unwillingness or inability to continue providing Delphi with additional liquidity support until completion of our transformation plan may result in us needing to consider disposing or winding-down one or more core product lines, terminating the previously agreed to restructuring and settlement agreements, and re-instituting previously filed motions to reject or re-price product supply agreements with GM under Section 363 of the Bankruptcy Code.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of 2008, no matters were submitted to a vote of security holders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

2(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(a)	Agreement between Delphi Corporation and General Motors Corporation dated as of August 7, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
(Registrant)

August 8, 2008
/s/ Thomas S. Timko
Thomas S. Timko
Chief Accounting Officer and Controller