Form 10-Q
period 2008-09-30
DELPHI CORP
filed 2008-11-10
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ .     No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ .  Accelerated filer ☐ .  Non-Accelerated filer ☐ .  Smaller reporting company ☐ .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ .     No ☑ .

As of September 30, 2008 there were 564,635,299 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$1,366	$2,031	$4,490	$6,441
Other customers	3,011	3,248	10,373	10,520

Total net sales	4,377	5,279	14,863	16,961

Operating expenses:
Cost of sales, excluding items listed below	4,117	5,111	13,835	16,071
U.S. employee workforce transition program charges	22	197	76	191
GM settlement (Note 2 — MRA)	(254)	—	(254)	—
Depreciation and amortization	206	215	635	672
Long-lived asset impairment charges	5	14	13	54
Goodwill impairment charges	—	—	168	—
Selling, general and administrative	377	384	1,118	1,142
Securities & ERISA litigation charge	—	21	—	353

Total operating expenses	4,473	5,942	15,591	18,483

Operating loss	(96)	(663)	(728)	(1,522)
Interest expense (contractual interest expense for the three and nine months ended September 30, 2008 was $128 million and $407 million, respectively, and for the three and nine months ended September 30, 2007 was $118 million and $360 million, respectively)	(93)	(454)	(312)	(628)
Loss on extinguishment of debt	—	—	(49)	(23)
Other income, net	50	23	73	62
Reorganization items, net:
GM settlement (Notes 2 and 3 — GSA)	5,332	—	5,332	—
Professional fees and other, net (Note 3)	(24)	(39)	(162)	(120)

Income (loss) from continuing operations before income taxes, minority interest and equity income	5,169	(1,133)	4,154	(2,231)
Income tax expense	(5)	(15)	(78)	(116)

Income (loss) from continuing operations before minority interest and equity income	5,164	(1,148)	4,076	(2,347)
Minority interest, net of tax	(5)	(11)	(28)	(35)
Equity (loss) income, net of tax	(16)	10	6	34

Income (loss) from continuing operations	5,143	(1,149)	4,054	(2,348)
Income (loss) from discontinued operations, net of tax (Note 2 and 4)	75	(20)	24	(175)

Net income (loss)	$5,218	$(1,169)	$4,078	$(2,523)

Basic and diluted income (loss) per share:
Continuing operations	$9.11	$(2.04)	$7.19	$(4.18)
Discontinued operations	0.13	(0.04)	0.04	(0.31)

Basic and diluted income (loss) per share	$9.24	$(2.08)	$7.23	$(4.49)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,866	$1,036
Restricted cash	111	173
Accounts receivable, net:
General Motors and affiliates	1,105	1,257
Other	2,378	2,637
Inventories, net (Note 11)	1,646	1,808
Other current assets	575	588
Assets held for sale (Note 4)	617	720

Total current assets	8,298	8,219
Long-term assets:
Property, net	3,655	3,863
Investments in affiliates	342	387
Goodwill	239	397
Other	535	801

Total long-term assets	4,771	5,448

Total assets	$13,069	$13,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 15)	$4,314	$3,495
Accounts payable	2,478	2,904
Accrued liabilities (Note 12)	2,350	2,281
Liabilities held for sale (Note 4)	406	412

Total current liabilities	9,548	9,092
Long-Term liabilities:
Other long-term debt (Note 15)	57	59
Employee benefit plan obligations (Note 17)	442	443
Other (Note 12)	1,055	1,185

Total long-term liabilities	1,554	1,687
Liabilities subject to compromise (Note 14)	11,123	16,197

Total liabilities	22,225	26,976

Commitments and contingencies (Note 22)
Minority interest	139	163
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2008 and 2007	6	6
Additional paid-in capital	2,747	2,756
Accumulated deficit	(11,023)	(14,976)
Accumulated other comprehensive loss:
Employee benefit plans (Note 17)	(1,319)	(1,679)
Other	300	446

Total accumulated other comprehensive loss	(1,019)	(1,233)
Treasury stock, at cost (391 thousand and 1.5 million shares in 2008 and 2007, respectively)	(6)	(25)

Total stockholders’ deficit	(9,295)	(13,472)

Total liabilities and stockholders’ deficit	$13,069	$13,667

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Cash flows from operating activities:
Net income (loss)	$4,078	$(2,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	635	672
Long-lived asset and goodwill impairment charges and loss on assets held for sale	213	54
Deferred income taxes	(36)	—
Pension and other postretirement benefit expenses	561	699
Equity income	(6)	(34)
Reorganization items (Notes 2 and 3 — GSA)	(5,170)	120
GM settlement (Note 2 — MRA)	(254)	—
GM warranty settlement	(107)	—
U.S. employee workforce transition program charges	76	191
Loss on extinguishment of debt	49	23
Securities & ERISA litigation charge	—	353
Loss on liquidation/deconsolidation of investment	—	79
Gain on sale of investment	(32)	—
Changes in operating assets and liabilities:
Accounts receivable, net	330	(684)
Inventories, net	127	(122)
Other assets	76	(40)
Accounts payable	(324)	337
Accrued and other long-term liabilities	(130)	743
Other, net	(151)	1
U.S. employee workforce transition program payments, net of reimbursement by GM	(122)	(306)
Pension contributions	(344)	(230)
Other postretirement benefit payments	(201)	(149)
Net cash received from reorganization items	1,156	(91)
Dividends from equity investments	10	32
Discontinued operations (Note 4)	55	326

Net cash provided by (used in) operating activities	489	(549)

Cash flows from investing activities:
Capital expenditures	(624)	(435)
Proceeds from sale of property	69	32
Proceeds from sale of investment	8	—
Cost of acquisitions	(15)	—
Proceeds from sale of non-U.S. trade bank notes	177	150
Proceeds from divestitures, net	122	71
Decrease (increase) in restricted cash	62	(30)
Other, net	10	(6)
Discontinued operations	(126)	(41)

Net cash used in investing activities	(317)	(259)

Cash flows from financing activities:
Proceeds from amended and restated debtor-in-possession facility, net of issuance cost of $92 million	3,158	—
Proceeds from refinanced debtor-in-possession facility, net of issuance cost of $7 million	—	2,739
Repayments of borrowings from refinanced debtor-in-possession facility	(2,746)	—
Repayments of borrowings under debtor-in-possession facility	—	(250)
Repayments of borrowings under prepetition term loan facility	—	(988)
Repayments of borrowings under prepetition revolving credit facility	—	(1,508)
Net borrowings under amended and restated debtor-in-possession facility	465	—
Net borrowings under refinanced debtor-in-possession facility	—	480
Net (payments) borrowings under other debt agreements	(197)	69
Dividend payments of consolidated affiliates to minority shareholders	(44)	(45)
Discontinued operations	8	8

Net cash provided by financing activities	644	505

Effect of exchange rate fluctuations on cash and cash equivalents	14	76

Increase (decrease) in cash and cash equivalents	830	(227)
Cash and cash equivalents at beginning of period	1,036	1,608

Cash and cash equivalents at end of period	$1,866	$1,381

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net income (loss)	$5,218	$(1,169)	$4,078	$(2,523)
Other comprehensive income:
Currency translation adjustments, net of tax	(210)	71	(120)	217
Net change in unrecognized gain on derivative instruments, net of tax	(106)	9	(26)	62
Employee benefit plans adjustment, net of tax	383	1,191	372	1,186

Other comprehensive income	67	1,271	226	1,465

Comprehensive income (loss)	$5,285	$102	$4,304	$(1,058)

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

Bankruptcy Filing — On October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the Chapter 11 Filings, will continue their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

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

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet the Company’s future obligations, including an accommodation agreement allowing the Debtors to retain the proceeds of, or an extension or replacement of their DIP financing agreement, which otherwise matures on December 31, 2008. Although Delphi considered seeking an extension of its existing DIP financing agreement (the “Amended and Restated DIP Credit Facility”), due to the ongoing, unprecedented turbulence in the capital markets and automotive industry, Delphi does not believe it would have been able to obtain the necessary consent of 100% of its lenders to such an extension at this time, though it may consider seeking an extension in the future. Instead, on November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into an Accommodation Agreement (the “Accommodation Agreement”) whereby the administrative agent under the facility and the requisite majority of holders of Tranche A and Tranche B commitments and exposure by amount as defined in the facility (the “Required Lenders”) would agree to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility, to the extent already drawn prior to December 31, 2008, notwithstanding the passing of the maturity date or the failure to comply with certain mandatory prepayment provisions until the earlier to occur of (i) June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain milestones in its reorganization cases), (ii) the date on which a plan of reorganization becomes effective, (iii) Delphi’s failure to comply with its covenants under the Accommodation Agreement or (iv) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain mandatory prepayment provisions). Although the Accommodation Agreement will not be entered into by each lender under the Amended and Restated DIP Credit Facility, it is expected to be entered into by the Required Lenders. The Company has been informed that the administrative agent supports the Accommodation Agreement. Delphi has begun seeking the necessary consents to consummate an accommodation agreement, which would enable the Accommodation Agreement and anticipates receiving consents from the Required Lenders prior to November 24, 2008, the scheduled hearing date of the motion, though there can be no assurances it will obtain the required consents or Court approval. Absent receipt of the necessary consents and Court approval of the Accommodation Agreement or the ability to obtain an extension or other amendment to the Amended and Restated DIP Credit Facility, Delphi does not anticipate having sufficient cash to pay the outstanding balances upon expiration on December 31, 2008 and still continue to fund its operations. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007. The Court confirmed Delphi’s plan of reorganization, as amended, on January 25, 2008, but Delphi was unable to consummate the plan because certain investors under the plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. Delphi subsequently filed complaints seeking redress for the breach of the investment agreement and damages related to the consequent delay of Delphi’s emergence from chapter 11. On July 23, 2008, Delphi’s Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the Creditors’ Committee, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s plan of reorganization. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to prosecute such complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the previously confirmed plan of reorganization, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa Management L.P. and the other investors who were party to the Equity Purchase and Commitment Agreement dated as of August 3, 2007. Pending confirmation and consummation of the plan of reorganization (as amended) or an alternative plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11. On October 3, 2008, Delphi filed a motion seeking Court approval of proposed modifications to its confirmed plan of reorganization. There can be no assurances as to when Delphi will confirm or consummate a modified plan. Consummation of a confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of consummation of a confirmed plan of reorganization (as amended).

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the six months ended June 30, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. At September 30, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the plan modifications are approved.

Use of Estimates — Preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the third quarter of 2008, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, workers’ compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

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

While the historical results of operations of the Steering Business and the Interiors and Closures Business include general corporate allocations of certain functions historically provided by Delphi, such as accounting, treasury, tax, human resources, facility maintenance, and other services, no amounts for these general corporate retained functions have been allocated to discontinued operations in the statements of operations. Delphi expects to retain certain employee pension and other postretirement benefit liabilities for the Steering Business and these liabilities were not allocated to liabilities held for sale in the balance sheets. Expenses related to the service cost of employee pension and other postretirement benefit plans, however, were allocated to discontinued operations in the statements of operations, because Delphi will not continue to incur such related expense subsequent to the divestiture of these businesses. Allocations have been made based upon a reasonable allocation method. Refer to Note 4. Discontinued Operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Earlier adoption is encouraged. Delphi does not expect the adoption of SFAS 161 to have a significant impact on its financial statements other than providing the new disclosures required by SFAS 161.

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

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) became final, but Delphi was unable to consummate the Plan because certain investors under the Plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. The Plan incorporates, approves, and is consistent with the terms of each agreement. On October 3, 2008, Delphi filed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which as detailed below reflect the substantial progress Delphi has made in implementing each area of its transformation plan.

GM — Conclude negotiations with GM to finalize financial support for certain of Delphi’s legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

Delphi and GM have entered into comprehensive settlement agreements consisting of the Global Settlement Agreement, as amended (the “GSA”) and the Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA, as amended through January 25, 2008, comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and the MRA as approved provide that such agreements were not effective until and unless Delphi emerges from chapter 11. However, as part of Delphi’s overall negotiations with its stakeholders to further amend the Plan and emerge from chapter 11 as soon as practicable, Delphi agreed with GM and filed further amendments to the GSA and MRA (the “Amended MRA”) with the Court on September 12, 2008 and subsequently entered into an additional amendment to the GSA as of September 25, 2008 (as so amended, the “Amended GSA”). On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the agreements as described in more detail below. The Court approved such amendments on September 26, 2008 and the Amended GSA and Amended MRA became effective on September 29, 2008. These amended agreements include provisions related to the transfer of certain legacy pension and other postretirement benefit obligations and became effective independent of and in advance of substantial consummation of an amended plan of reorganization. The effectiveness of these agreements resulted in a material reduction in Delphi’s liabilities and future expenses related to U.S. hourly workforce benefit programs.

Global Settlement Agreement — The Amended GSA resolves outstanding issues between Delphi and GM, including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999, including certain post-separation claims and disputes; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under a Delphi plan of reorganization; and various other legacy U.S. hourly workforce benefit issues. Except for the second step of the transfer of a substantial portion of the assets and liabilities under the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) as specifically noted below, the obligations under the Amended GSA are not conditioned on the effectiveness of an amended plan of reorganization.

The Amended GSA addresses commitments by Delphi and GM regarding other U.S. hourly workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”), pension obligations, and other GM contributions with respect to labor matters and releases. In the third quarter of 2008, Delphi recorded a net reorganization gain of $5.3 billion. In addition, under the Amended GSA Delphi received net cash from GM totaling $641 million on September 30, 2008, principally related to reimbursement of hourly OPEB benefit payments since January 1, 2007 and amounts paid by Delphi under special attrition programs.

The following table provides each component of the net reorganization gain recorded for the elements of the Amended GSA that were implemented during the third quarter of 2008 and which are described in more detail below. The table also reflects the net cash received on September 30, 2008 attributable to each of the elements of the Amended GSA:

	Reorganization	Cash Received
	Gain (Loss)	From GM
	(in millions)

Hourly Pension Plan Settlement:
Hourly Plan First Pension Transfer to GM	$2,083	$—
Recognition of Hourly Plan related OCI amounts	(494)	—
Hourly OPEB Settlement:
GM assumption of OPEB obligation	6,821	—
Recognition of OPEB related OCI amounts	266	—
Allowed Claims and Other:
Allowed GM administrative claim	(1,628)	—
Allowed GM general unsecured claim	(2,500)	—
Allowed IUE-CWA and USW claims	(129)	—
OPEB reimbursement from GM	353	350
Special attrition programs	491	230
Other, net	69	61

Total, net	$5,332	$641

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employee Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). The 414(l) Net Liability Transfer is to occur in two separate steps and is sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $486 million from the Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The $486 million transferred represents 90% of the estimated $540 million of assets to be transferred under the First Pension Transfer. The remaining 10% of the assets will be transferred within six months upon finalization of the related valuations. The transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”), and the obligations of the Hourly Plan were remeasured prior to the transfer occurring. Refer to Note 17. Pension and Other Postretirement Benefits for further information. Delphi recognized $494 million of previously unrecognized actuarial losses recorded in other comprehensive income (“OCI”), which represents the pro rata portion of the projected benefit obligation transferred to GM relative to the total projected benefit obligation of the Hourly Plan.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”), will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA and (ii) contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA. Due to the effectiveness of the Second Pension Transfer being contingent upon Delphi’s emergence from chapter 11, it does not meet the criteria for settlement accounting as of September 30, 2008. Delphi will continue to account for the remaining pension liability under Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, until such time that it is settled, which is currently anticipated to be upon emergence from chapter 11.

Hourly Plan Freeze and Triggering of Benefit Guarantees — As provided for under the union settlement agreements, Delphi will freeze its Hourly Plan for future benefit accruals as of November 30, 2008. In addition, certain eligible hourly employees will receive up to seven years of credited service under the pension and OPEB plans sponsored by GM.

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees, which was included in the reorganization gain. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the transfer date constitute a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Refer to Note 17. Pensions and Other Postretirement Benefits for further information. Delphi recognized $266 million of previously unrecognized actuarial gains recorded in OCI. Additionally, on September 30, 2008, GM reimbursed Delphi approximately $350 million for previous OPEB payments made to the hourly workforce from and after January 1, 2007.

Allowed GM Administrative and General Unsecured Claims — In connection with the 414(l) Net Liability Transfer, GM will receive an allowed administrative claim in the amount of up to $2.1 billion, to be provided in two steps. Upon completion of the First Pension Transfer on September 29, 2008, GM received a claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. Upon completion of the Second Pension Transfer, which will occur upon the effectiveness of an amended plan of reorganization that satisfies the requirements of the Amended GSA, GM will receive the balance of the $2.1 billion claim. Of the $2.1 billion administrative claim, $1.6 billion was recognized and included in the reorganization gain in the third quarter of 2008 and $427 million will be granted and recognized by Delphi when the remaining assets and liabilities allocable to certain participants of the Delphi Hourly Plan included in the 414(l) Net Liability Transfer are transferred to the GM Hourly-Rate Employees Pension Plan. The amount of the claim to be granted upon completion of the Second Pension Transfer is not dependent upon the amount of the assets and liabilities at the time of the transfer.

With respect to GM’s claims in the Company’s chapter 11 cases, GM has agreed to a general unsecured claim of $2.5 billion, primarily for OPEB and special attrition programs for the U.S. hourly workforce, and to subordinate its recovery on such claim until other general unsecured creditors have achieved a recovery of 20% of the allowed amount of their claims (other than holders of claims arising from Delphi’s trust preferred securities). Once Delphi’s other general unsecured creditors have received a distribution of 20% of the allowed amount of their claims, if there is any remaining value to be distributed, GM would receive a distribution on its general unsecured claim until it has received a 20% distribution on such claim amount. Once GM has received a 20% distribution on its general unsecured claim, and if there is any remaining value to be distributed, any additional distributions would be shared ratably between GM and Delphi’s other general unsecured creditors.

Upon Delphi’s emergence from bankruptcy, the plan of reorganization may, subject to certain conditions, satisfy GM’s administrative claim through the issuance of non-voting convertible preferred stock, provided that (i) Delphi’s exit financing does not exceed $3.0 billion (plus a revolving credit facility), (ii) no equity securities are issued that are senior to or pari passu with GM’s preferred stock, (iii) the plan of reorganization provides for the GM releases as described in the Amended GSA, and (iv) the plan of reorganization contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA.

If all conditions for the receipt by GM of the preferred stock described above are satisfied, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive pro rata distributions of common stock in reorganized Delphi to the extent necessary to permit such holders to receive 20% of their allowed general unsubordinated unsecured claims, which distributions are dependent upon an agreed valuation formulation set forth in the Amended GSA, and the distribution of non-voting convertible preferred stock to GM will be reduced by a corresponding amount. In the event that total enterprise value set forth in the plan of reorganization or disclosure statement (as subsequently modified hereafter) exceeds $7.13 billion, Delphi and GM have agreed to work in good faith with the official committee of unsecured creditors to establish a reasonable allocation of the value in excess of $7.13 billion in light of the actual economic value of a reorganized Delphi.

If any of the conditions to GM’s acceptance of preferred stock in satisfaction of its administrative claim is not satisfied or waived by GM, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive 50% of all distributions that would otherwise be made to GM on account of its $2.1 billion administrative claim up to the amount necessary for such holders to receive an aggregate distribution of up to $300 million, exclusive of any value received as a result of such holders participation in any rights offering.

GM and certain related parties and Delphi and certain related parties have exchanged broad, global releases, effective as of the effective date of the Amended GSA (which releases do not apply to certain surviving claims as set forth in the Amended GSA). In addition to providing a release to GM, the Company agreed to withdraw with prejudice the sealed complaint (the “GM Complaint”) filed against GM in the Court on October 5, 2007.

Allowed IUE-CWA and USW Claims — General unsecured claims in the amounts of $126 million and $3 million were granted to the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America (“IUE-CWA”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (the “USW”), respectively, under the respective labor settlement agreements.

Special Attrition Programs — The reorganization gain included $491 million related to the 2006 and 2007 special attrition programs because these programs were directly related to the chapter 11 cases. GM reimbursed Delphi $230 million related to the funding of various 2007 U.S. hourly workforce special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements. Additionally, previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. Refer to Note 16. U.S. Employee Workforce Transition Programs for more information.

Other, Net — Other, net of $69 million includes a $51 million reimbursement from GM related to the U.S. labor settlement agreement with the IUE-CWA, dated August 5, 2007, of which $25 million is reimbursement of costs and expenses incurred by Delphi in connection with the execution and performance of the IUE-CWA labor agreement and $26 million is reimbursement to Delphi for a portion of the allowed claim under the IUE-CWA labor agreement.

Master Restructuring Agreement — The Amended MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of an amended plan of reorganization. Upon effectiveness of the Amended MRA in the third quarter of 2008, Delphi received net cash from GM totaling $559 million and recognized related pre-tax earnings of $355 million, of which $254 million was recorded in GM settlement in operating expenses and $101 million was recorded in discontinued operations. GM’s obligations under the Amended MRA will not be subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) employees would survive any such termination).

The following table shows each component of the pre-tax earnings recorded upon effectiveness of the Amended MRA in the third quarter of 2008 and the cash received on September 30, 2008:

	GM Settlement Gain	Cash Received
	in Pre-Tax Earnings	From GM
	(in millions)

Reimbursement of hourly labor costs	$272	$273
Production cash burn breakeven reimbursement	81	74
Working capital backstop — Steering Business	—	210
Other	2	2

Total, net	$355	$559

Continuing operations	$254
Discontinued operations	$101

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with a Keep Site Facilitation Fee of $110 million annually in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, which, consistent with Delphi’s policy, will be recognized in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. On September 30, 2008, Delphi received payment from GM of $273 million for retroactive labor costs from October 1, 2006 through September 30, 2008. Of the total received, $239 million was included in GM settlement as a reduction of operating expenses and $33 million was included in discontinued operations as it related to the Steering Business and the Interiors and Closures Business. Delphi will refund $1 million of the payment to GM based on agreed upon revisions to the estimates paid. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, Delphi recorded the labor subsidy amounts received as a reduction of cost of sales. Future labor subsidy amounts will be recognized in the period receivable from GM, and will be treated as a reduction to cost of sales or discontinued operations, as appropriate.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM will provide operating cash flow breakeven support, or production cash burn breakeven (“PCBB”) from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. GM reimbursed Delphi $74 million on September 30, 2008 for the retroactive portion of the PCBB payments through August 2008. For the three and nine months ended September 30, 2008, Delphi recognized $81 million for the retroactive portion of the PCBB amounts received or receivable through September 2008, of which $15 million was included in GM settlement as a reduction of operating expenses and $66 million was included in discontinued operations. Future PCBB reimbursement, including capital spending, received from GM will be recognized contemporaneously as incurred, and will be treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate.

Working Capital Backstop — Steering Business — GM has agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. This payment was recorded as a deferred liability as of September 30, 2008. GM has agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by August 31, 2010. In the event of a sale to a third party, Delphi will reimburse GM for the amount of the advance, and GM will pay Delphi an amount equal to the lesser of (a) $210 million and (b) two thirds of the amount, if any, by which the net working capital associated with the business exceeds the sales proceeds. In the event the Steering Business is not sold to a third party and is purchased by GM, the $210 million deferred liability will be retained by Delphi to the extent it meets the working capital criteria as defined in the Amended MRA at the time of the transfer. The Steering Business is reported as discontinued operations, refer to Note 4. Discontinued Operations for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM will reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi will recognize future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments in future periods. There is no financial impact related to this matter in the third quarter of 2008.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a revised chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. There is no financial impact for this matter in the third quarter of 2008. The accelerated payments will result in an increase in cash and a reduction in accounts receivable and will have no impact on the statement of operations.

Pensions — Devise a workable solution to the current pension funding situation, whether by deferring contributions to the pension trusts or otherwise.

Since entering chapter 11, Delphi has limited its contributions to the Hourly Plan, the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan (together, the “Pension Plans”) to amounts necessary to fund benefits accrued on account of postpetition service.

Pursuant to the pertinent terms of certain pension funding waivers secured from the Internal Revenue Service (“IRS”) in 2006 and 2007, Delphi provided to the Pension Benefit Guaranty Corporation (“PBGC”) letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers earlier this year, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit were deposited into the Hourly and Salaried Plans and recognized as Delphi funding contributions to the respective plans for the plan year ended September 30, 2008. The proceeds funded all postpetition benefits accrued under the Hourly Plan for the third quarter of 2008 and all but approximately $7 million of the postpetition benefits accrued under the Salaried Plan during the third quarter of 2008. Approximately $395,000 of postpetition benefits were accrued but unpaid during the third quarter of 2008 for the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan. No contribution for postpetition or prepetition service was due for the ASEC Manufacturing Retirement Program. As permitted under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), Delphi elected to defer quarterly contributions necessary to satisfy these remaining obligations until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and

September 15, 2009 for the subsidiary plans. Delphi may continue to defer quarterly contributions in this manner until emergence from chapter 11 and will periodically consider whether or not to make future quarterly payments; however due to the freeze of the Pension Plans and pending freeze of the Hourly Plan discussed below, Delphi does not expect future accruals for postpetition benefits to be material.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi froze the Salaried Plan, the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Delphi reached agreement with its labor unions to allow Delphi to freeze the Hourly Plan effective as of November 30, 2008 for those with traditional benefits. Refer to Note 17. Pension and Other Postretirement Benefits for more information.

Also, Delphi’s negotiations with its labor unions and GM regarding the Hourly Plan culminated in agreements that Delphi believes will enable the Company to satisfy its pension funding obligations to the Hourly Plan upon emergence from chapter 11 through a combination of emergence contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM to avoid any accumulated funding deficiency in the Delphi Hourly Plan at September 30, 2008. Pursuant to these agreements, Delphi transferred approximately $2.1 billion in net unfunded pension liabilities, including $486 million in assets, of its Hourly Plan to the GM Hourly-Rate Employees Pension Plan on September 29, 2008, and will transfer substantially all of the remaining assets and liabilities of the Hourly Plan upon emergence from chapter 11. With respect to pension liabilities that remain in the Hourly Plan, as well as pension liabilities under the other Delphi Pension Plans, the Company intends to meet the minimum funding standard under section 412 of the Code upon emergence from chapter 11.

Delphi has not made contributions on account of prepetition services and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million and $226 million for plan years ended September 30, 2006 and September 30, 2007, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure could approximate $383 million. The 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008. As such, the exposure to the 100% excise tax for the Delphi Hourly Plan has been eliminated.

Although the IRS could assert the excise tax assessments described above, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of September 30, 2008, no amounts have been recorded for any potential excise tax assessment.

Upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the Pension Plans. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the Pension Plans at the date of emergence.

Labor — Modify Delphi’s labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the UAW, and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements became effective in 2007, and the remaining portions were tied to the effectiveness of the GSA and the MRA, and substantial consummation of the Plan as confirmed by the Court. However, as noted above, Delphi filed amendments to the GSA and the MRA in the Court on September 12, 2008, and subsequently entered into an additional amendment to the GSA as of September 25, 2008. The Court approved such amendments on September 26, 2008. The Amended GSA and the Amended MRA became effective on September 29, 2008.

In addition, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 16. U.S. Employee Workforce Transition Programs for more information.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with Delphi’s new focus.

In 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. In connection with the Company’s continuous evaluation of its product portfolio, in the second quarter of 2008, Delphi determined that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst product line and the global exhaust business (included in the Powertrain Systems segment), and the steering and halfshaft product lines and interiors and closures product lines (included in discontinued operations), the Company’s non-core product lines are included in the Automotive Holdings Group segment, refer to Note 21. Segment Reporting.

Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, labor unions and other stakeholders to carefully manage the transition of affected product lines and manufacturing sites. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has consulted with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

During the first nine months of 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line and closed on the sales of the interiors and closures product line, the North American brake components machining and assembly assets, the global bearings business and the U.S. suspensions business. Additionally, under an order providing Delphi with authority to sell certain assets that do not exceed $10 million without further Court approval, Delphi entered into an agreement to sell its power products business. Refer to Note 4. Discontinued Operations and Note 5. Acquisitions and Divestitures for more information.

Costs recorded in the three and nine months ended September 30, 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets, employee termination benefits and other exit costs and U.S. employee workforce transition program charges and are further described in Note 4. Discontinued Operations, Note 7. Long-Lived Asset Impairment, Note 9. Employee Termination Benefits and Other Exit Costs and Note 16. U.S. Employee Workforce Transition Programs.

Cost Structure — Transform the salaried workforce and reduce general and administrative expenses to ensure that the organizational and cost structure is competitive and aligned with Delphi’s product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services, information technology and certain sales administration outsourcing activities, reduction of its global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with more competitive industry levels. However, additional investment is required to fully implement these initiatives and Delphi does not expect to fully realize substantial savings until 2009 and beyond.

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

During 2007, in exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA as described above, Delphi recognized $79 million of expense related to these fees and other expenses during the nine months ended September 30, 2008.

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on October 27, 2008, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including January 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including March 31, 2009.

On October 3, 2008, Delphi filed modifications to the Plan and related modifications to the Disclosure Statement with the Court. As detailed below, in order to facilitate its emergence from chapter 11, Delphi anticipates it will need to raise approximately $3.75 billion of funded emergence capital through a combination of term debt and rights to purchase equity, comprised of at least $2.75 billion in funded first and second lien debt, plus up to $1.2 billion of unfunded debt through an asset-backed revolving credit facility. Delphi anticipates obtaining the remaining $1.0 billion funded emergence capital through a rights offering and direct subscription for new common stock in reorganized Delphi.

To achieve the recoveries contemplated in the modifications to the Plan, Delphi will be required to achieve its target of $3.75 billion in funded emergence capital and the discount rights offering will be backstopped or fully subscribed at a discount not to exceed 40% of Plan Equity Value. In the event that these targets are not achieved, then, pursuant to the Company’s agreements with GM, Delphi would be required to procure GM’s consent regarding any modification to GM’s recovery and the minimum recovery to holders of unsubordinated general unsecured claims would be proportionally reduced.

The preliminary Plan modification hearing was originally scheduled for October 23, 2008, and has been adjourned to November 21, 2008. The modifications to the Plan currently provide for the following recoveries:

•	All senior secured debt will be refinanced and paid in full and all allowed administrative and priority claims will be paid in full.

•	Trade and Other Unsecured Claims, including senior notes but not including the subordinated notes which are contractually subordinated to the senior notes, will be satisfied with $1.238 billion in a combination of rights and common stock of reorganized Delphi, at a midpoint per share total enterprise value of $20.00.

•	GM will receive $2.1 billion of Series D Convertible Preferred Stock in satisfaction of its allowed administrative claim of $2.1 billion and its allowed general unsecured claim of $2.5 billion.

•	Holders of Delphi’s existing equity securities will receive Post-Emergence Rights exercisable to purchase up to 26,187,745 shares of common stock of reorganized Delphi at an exercise price of $17.00 per share. To the extent that any Post-Emergence Rights are exercised, the gross proceeds generated from the exercise thereof will be used to repurchase up to 25% of the shares of Series D Convertible Preferred Stock held by GM.

Delphi will not emerge from bankruptcy as a going concern unless and until the modified Plan becomes effective. There can be no assurances that the terms of the modified Plan will not change due to market conditions, the Court’s requirements or otherwise. Moreover, the effectiveness of the Plan is subject to a number of conditions, including the entry of certain orders by the Court and the obtaining of necessary emergence capital. Delphi is currently seeking $2.75 billion of funded emergence capital in addition to the emergence capital Delphi is seeking to raise through a rights offering. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied.

The Amended GSA and the Amended MRA became effective during the third quarter of 2008. For costs and benefits and timing of recognition related to these agreements, refer to the detailed discussion under GM above. The cost related to the remaining components of the transformation plan will be recognized in the Company’s consolidated financial statements as each other element of the Plan (as modified), including the remaining portions of the U.S. labor agreements, or as the terms of any future confirmed plan of reorganization, become effective. The Plan (as modified) and the agreements incorporated therein will significantly impact Delphi’s accounting for long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

If the modified Plan becomes effective, Delphi expects to emerge from chapter 11 as a stronger, more financially sound business with viable U.S. operations positioned to advance global enterprise objectives. There can be no assurances, however, that Delphi will be successful in achieving its objectives. There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A. Risk Factors, Part II, Item 1A. Risk Factors in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in millions)

GM Amended GSA settlement (Note 2)	$5,332	$—	$5,332	$—
Professional fees directly related to reorganization	(24)	(41)	(83)	(128)
Interest income	1	2	5	8
Write off of previously capitalized fees and expenses related to the EPCA	—	—	(79)	—
Other	(1)	—	(5)	—

Total reorganization items	$5,308	$(39)	$5,170	$(120)

Delphi recorded a net reorganization gain of $5.3 billion in the three and nine months ended September 30, 2008 and received $641 million on September 30, 2008 as a result of the effectiveness of the Amended GSA, as described in Note 2. Transformation Plan and Chapter 11 Bankruptcy. For the nine months ended September 30, 2008 and 2007, reorganization items resulted in $5 million and $9 million, respectively, of cash received related to interest income. Cash paid for professional fees was approximately $68 million and $100 million, respectively, for the nine months ended September 30, 2008 and 2007. Professional fees for the nine months ended September 30, 2008 also includes arrangement and other fees paid to various lenders in conjunction with the bankruptcy exit financing that was commenced but not completed in April 2008.

4.	DISCONTINUED OPERATIONS

The Court approval of Delphi’s plan to dispose of the Steering Business and the Interiors and Closures Business triggered held for sale accounting under SFAS 144 in 2007.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). Delphi expects proceeds from the sale and related Transaction Agreement to approximate $250 million. In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Pursuant to the terms of the Purchase Agreement, any party in compliance with its obligations under the Purchase Agreement may terminate the Purchase Agreement since the transaction did not close by August 31, 2008, with certain exceptions. Negotiations continue between GM and Platinum on a supply agreement and Delphi does not expect the sale to close prior to January 1, 2009. GM agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by August 31, 2010. During the three and nine months ended September 30, 2008, Delphi recorded income of $78 million, net of tax, and losses of $9 million, net of tax, respectively, due to the results of operations, adjustment of assets held for sale to fair value of the Steering Business as of September 30, 2008 and the effectiveness of the Amended MRA.

Prior to the assets of the Steering Business being classified as held for sale, Delphi recorded asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering Business of $152 million during the first quarter of 2007.

Interiors and Closures Business

Delphi and certain of its affiliates closed on the sale of the Interiors and Closures Business to Inteva Products, LLC (“Inteva”), a wholly-owned subsidiary of the Renco Group, on February 29, 2008. Delphi received proceeds from the sale of approximately $98 million consisting of $63 million of cash (less $23 million of cash at an overseas entity that was included in the sale) and the remainder in notes at fair value. During the third quarter of 2008, Delphi and Inteva agreed on final working capital adjustments and Delphi received a payment of $2 million. During the first quarter of 2008, as a result of the operating results and sale of the Interiors and Closures Business, Delphi recorded income of $18 million, net of tax.

The Interiors and Closures Business, through the date of the sale, and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for the three and nine months ended September 30, 2008 and 2007. The assets and liabilities of the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of September 30, 2008 and December 31, 2007. The assets and liabilities of the Interiors and Closures Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2007.

Results of Discontinued Operations

The results of the discontinued operations are summarized as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Sales:
Steering Business	$500	$633	$1,639	$2,013
Interiors and Closures Business	—	309	241	943

Total sales	$500	$942	$1,880	$2,956

Income (loss) before income taxes (including minority interest and equity income, net of tax)	$75	$(18)	$33	$(168)
Provision for income taxes	—	(2)	(9)	(7)

Income (loss) from discontinued operations	$75	$(20)	$24	$(175)

Steering Business	78	(15)	9	(192)
Interiors and Closures Business(a)	(3)	(5)	15	17

(a)	The Interiors and Closures Business loss from discontinued operations for the three months ended September 30, 2008 reflects the impact of the retroactive labor subsidy and PCBB reimbursement.

Assets and liabilities of the discontinued operations are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in millions)

Current assets:
Cash	$38	$49
Accounts receivable	372	411
Inventory	184	188
Other current assets	21	8
Long-term assets:
Property, net	—	48
Other long-term assets	2	16

Assets held for sale	$617	$720

Steering Business	617	594
Interiors and Closures Business	—	126
Current liabilities:
Short-term debt	$55	$49
Accounts payable	235	271
Accrued liabilities	73	53
Other long-term liabilities	23	14
Minority interest	20	25

Liabilities held for sale	$406	$412

Steering Business	406	392
Interiors and Closures Business	—	20

Cash flows from operating activities for discontinued operations are summarized as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Charge related to assets held for sale	$12	$—
Long-lived asset impairment charges	—	168
Pension and other postretirement benefit expenses	29	57
GM warranty settlement	(5)	—
U.S. employee workforce transition program charges	4	47
GM Amended MRA settlement (Note 2)	(101)	—
Changes in net operating assets	116	54

Total	$55	$326

Steering Business	25	296
Interiors and Closures Business	30	30

5.	ACQUISITIONS AND DIVESTITURES

The results of operations, including the gain or loss on divestitures described below, were not significant to the consolidated financial statements in any period presented.

Automotive Holdings Group Segment

Power Products Business Sale — On May 27, 2008 and in accordance with the terms of an order authorizing the sale of certain assets for less than $10 million, Delphi served notice of its intention to sell its power products business (the “Power Products Business”) to Strattec Security Corporation, Witte-Velvert GmbH & Co. KG, Vehicle Access Systems Technology LLC, and certain of their affiliates (collectively, the “Strattec Buyers”) for approximately $8 million. On June 4, 2008, the Debtors filed a motion to assume and assign certain prepetition executory contracts related to the Power Products Business to the Strattec Buyers. On June 24, 2008, the Court entered an order authorizing the Debtors to assume and assign such contracts to the Strattec Buyers. The 2007 annual revenues for the Power Products Business were $59 million. Delphi recognized a charge of $3 million during the second quarter of 2008, included in cost of sales, related to the assets held for sale of the Power Products Business. On November 7, 2008, Delphi and the Strattec Buyers agreed to an amendment to the purchase and sale agreement, which among other things, reduced the consideration to be received by Delphi to approximately $5 million.

U.S. Suspensions Asset Sale — On March 7, 2008, the Debtors filed a motion to sell certain assets of Delphi’s U.S. suspensions business including the machinery, equipment and inventory primarily used and located at its suspension manufacturing facility in Kettering, Ohio (the “Kettering Assets”), to Tenneco Automotive Operating Company Inc. (“Tenneco”) for approximately $19 million and other consideration. On March 20, 2008, the Court approved the bidding procedures for the Kettering Assets, but no further bids were submitted by the bid deadline. On April 30, 2008, the Court entered an order approving the sale of the Kettering Assets to Tenneco. The 2007 annual revenues for the Kettering Assets were $113 million. The sale occurred on May 30, 2008 and resulted in a gain of $9 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $19 million in the second quarter of 2008. During the third quarter of 2008, Delphi and Tenneco agreed on final working capital adjustments and Delphi paid $1 million to Tenneco.

Bearings Business Product Sale — On January 15, 2008, the Debtors filed a motion to sell Delphi’s bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code. On February 21, 2008, the Debtors announced that they had entered into a purchase agreement with Kyklos, Inc., a wholly owned subsidiary of Hephaestus Holdings, Inc. and an affiliate of KPS Special Situations Fund II, L.P. (“Kyklos”), which was the successful bidder at the auction held on February 19, and 20, 2008. The Court entered the order confirming the sale of the Bearings Business to Kyklos on March 19, 2008. The 2007 annual revenues for the Bearings Business were $280 million. During the first quarter of 2008, Delphi recognized a charge of $30 million, included in cost of sales, related to the assets held for sale of the Bearings Business. The sale occurred on April 30, 2008, and Delphi received net proceeds from this sale of approximately $15 million in the second quarter of 2008 with no net change to the loss on the sale.

Brake Hose Business Sale — On September 28, 2007, Delphi closed on the sale of substantially all of the assets exclusively used in the brake hose product line produced at one of Delphi’s manufacturing sites located in Dayton, Ohio (the “Brake Hose Business”). The sales price for the Brake Hose Business was $10 million and the sale resulted in a gain of $2 million, which was recorded as a reduction to cost of sales in the third quarter of 2007. The Brake Hose Business revenues were $33 million for the nine month period ended September 30, 2007.

North American Brake Product Asset Sale — On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan; Spring Hill, Tennessee; Oshawa, Ontario, Canada; and Saltillo, Mexico facilities. The 2007 annual revenues for North American Brake Components were $568 million. The sale occurred in the first quarter of 2008 and resulted in a gain of $3 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $38 million in the first quarter of 2008.

Powertrain Systems Segment

Global Exhaust Business Sale — On June 27, 2008, the Debtors announced their intention to sell Delphi’s global exhaust business relating to the design and manufacture of the exhaust system front exhaust module including catalytic converters and exhaust manifolds (the “Exhaust Business”). Although Delphi intends to divest its Exhaust Business, the Company intends to continue to provide full engine management systems, including air and fuel management, and combustion and valve-train technology.

Catalyst Product Line Sale — On September 28, 2007, Delphi closed on the sale of its original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore for approximately $67 million which included certain post-closing working capital adjustments. Delphi recorded the loss of $30 million on the sale of the Catalyst Business in cost of sales in the third quarter of 2007. The Catalyst Business revenues for the nine months ended September 30, 2007 were $249 million. During the first quarter of 2008, Delphi and Umicore agreed on final working capital adjustments and Delphi received a payment of $9 million, of which $6 million offset a receivable recognized during 2007 and $3 million was recorded as a reduction to cost of sales.

Battery Product Line Sale — In 2005, Delphi sold its battery product line, with the exception of two U.S. operations, to Johnson Control, Inc. (“JCI”). In 2006, Delphi sold certain assets related to one of the remaining facilities to JCI, and in 2007, Delphi ceased production at the remaining U.S. battery manufacturing facility, and closed the facility. In 2006, Delphi received approximately $10 million as agreed upon in the 2005 agreement between Delphi and GM, the principal battery customer, which was executed in connection with the sale of Delphi’s battery business. In accordance with the 2005 agreement, upon completion of the transition of the supply of battery products to JCI, Delphi received a $6 million payment in the third quarter of 2007, which was recorded as a reduction to cost of sales.

Electronics & Safety Segment

Acquisition of Joint Venture — In the second quarter of 2008, Delphi made an additional investment in a consolidated South American majority-owned subsidiary for approximately $35 million in cash and short term notes. As a result, the ownership interest is now 100 percent.

6.	INCOME TAXES

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) related to items charged directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

As of June 30, 2008, Delphi had disproportionate tax effects in OCI related to the hourly pension and OPEB obligations of a $533 million tax benefit and a $311 million tax expense, respectively. During the three and nine months ended September 30, 2008, Delphi accounted for its hourly pension and OPEB transfer to GM as settlements. Delphi eliminated the disproportionate tax effect in OCI related to the hourly pension and OPEB obligations on a pro rata basis to the amount of the obligation that was settled. Accordingly, Delphi has recorded a net $9 million tax benefit in continuing operations for the nine months ended September 30, 2008, comprised of a $320 million tax benefit and $311 million tax expense related to the hourly pension and OPEB obligation settlement, respectively.

During the second quarter of 2008, because Delphi projected a loss in continuing operations for 2008 and generated a gain in OCI for the six months ended June 30, 2008, the intraperiod tax allocation exception contained in SFAS 109 applied and Delphi recorded a tax benefit of $21 million in continuing operations related to a pre-tax gain in OCI, primarily related to derivative contracts on copper and the Mexican Peso. As Delphi had pre-tax income during the nine months ended September 30, 2008, principally due to the reorganization gain the intraperiod tax allocation exception referred to above ceased to apply, and accordingly Delphi reversed $21 million of intraperiod tax allocation benefit during the three months ended September 30, 2008.

Also impacting the annual effective tax rate in the three and nine months ended September 30, 2008 was the effectiveness of the Amended MRA and the Amended GSA in September of 2008, which did not generate a U.S. tax expense due to a full valuation allowance on our U.S. deferred tax assets. Delphi continues to maintain a full valuation allowance in the U.S. as it is more likely than not that the benefits will not be recognized.

A reconciliation of the provision for income taxes for continuing operations compared to the amounts at the U.S. federal statutory rate was:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(in millions)

Tax at U.S. federal statutory income tax rate	$1,863	$1,478
U.S. income taxed at other rates	(7)	(22)
Non-U.S. income taxed at other rates	8	104
Change in valuation allowance	(1,857)	(1,466)
Tax allocation from OCI deferred taxes	12	(9)
Other adjustments	(14)	(7)

Total income tax provision	$5	$78

7.	LONG-LIVED ASSET IMPAIRMENT

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

The following table summarizes the long-lived asset impairment charges recorded for the three and nine months ended September 30, 2008 and 2007 by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2008	2007	2008	2007
	(in millions)

Electronics & Safety	$—	$—	$5	$1
Powertrain Systems	—	1	—	10
Electrical/Electronic Architecture	—	2	1	3
Thermal Systems	4	—	4	—
Automotive Holdings Group	1	11	3	40

Continuing Operations	5	14	13	54
Discontinued Operations	—	9	—	168

Total	$5	$23	$13	$222

Delphi’s Bearings Business was a non-core product line in the Automotive Holdings Group segment that Delphi sold in the second quarter of 2008. In June 2007, Delphi had reassessed its estimated net proceeds from disposition of the Bearings Business and determined that the carrying value of the Bearings Business exceeded the undiscounted estimated future cash flows and consequently recognized an impairment charge of $26 million related to the valuation of long-lived assets held-for-use in the second quarter of 2007.

During the third quarter of 2007, Delphi recognized $13 million of long-lived asset impairment related to two plants in Delphi’s Automotive Holdings Group segment, of which $11 million was recorded in long-lived asset impairment charges and $2 million was recorded in loss from discontinued operations in the consolidated statements of operations. These impairments were caused by a deterioration in the expected net proceeds resulting from the use and ultimate sale of these assets.

Refer to Note 4. Discontinued Operations for more information on the long-lived asset impairment charges recorded in loss from discontinued operations.

8.	GOODWILL

At September 30, 2008 and December 31, 2007, Delphi’s goodwill balance was approximately $239 million and $397 million, respectively. The change in carrying amount of goodwill for the first nine months of 2008 is as follows:

	2008
	(in millions)

Balance at January 1,	$397	(a)
Acquisitions	19
Impairment	(168)
Currency translation	(9)

Balance at September 30,	$239	(b)

(a)	$165 million in Electrical/Electronic Architecture, $155 million in Electronics & Safety and $77 million in Corporate and Other.

(b)	$166 million in Electronics & Safety and $73 million in Corporate and Other.

Delphi reviews the recoverability of goodwill annually on May 31 and at any other time when business conditions indicate a potential change in recoverability. In conjunction with Delphi’s annual recoverability tests, the deterioration of Delphi’s financial performance, combined with an unfavorable outlook, were indicators for potential impairment. More specifically, during the second quarter of 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture segment to be less than its book value. The fair value was also adversely affected by declining industry market valuation metrics. Accordingly, the Company recorded $168 million of goodwill impairment charges during the second quarter of 2008 related to the Electrical/Electronic Architecture segment.

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

The following table summarizes the employee termination benefit and other exit cost charges recorded for the three and nine months ended September 30, 2008 and 2007 by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2008	2007	2008	2007
	(in millions)

Electronics & Safety	$61	$13	$100	$16
Powertrain Systems	30	21	40	40
Electrical/Electronic Architecture	21	8	53	73
Thermal Systems	9	29	18	39
Automotive Holdings Group	18	36	76	225
Corporate and Other	7	2	8	24

Continuing Operations	146	109	295	417
Discontinued Operations	7	3	51	115

Total	$153	$112	$346	$532

Cost of sales	128	106	267	390
Selling, general and administrative expenses	18	3	28	27
Income (loss) from discontinued operations	7	3	51	115

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during the three and nine months ended September 30, 2008.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electronics & Safety and the Automotive Holdings Group segments plan to transfer core products manufactured at a shared location in Portugal to a lower cost market and exit non-core products from that facility in the second quarter of 2009, and recognized employee termination benefits of $45 million during the nine months ended September 30, 2008. Additionally, Electronics & Safety, Electrical/Electronic Architecture, Thermal Systems and the Automotive Holdings Group segments executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $31 million and $72 million of employee termination benefits and other related exit costs during the three and nine months ended September 30, 2008, respectively.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $6 million and $43 million related to the closure of a manufacturing facility in Athens, Alabama during the three and nine months ended September 30, 2008, respectively, which related to the Steering Business and was recorded in discontinued operations. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the three and nine months ended September 30, 2008 for involuntary separation and incurred $93 million and $135 million, respectively, in related employee termination benefits in the Electronics & Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and the Automotive Holdings Group segments.

The following are details of significant charges during the three and nine months ended September 30, 2007.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Electrical/Electronic Architecture segment transferred manufacturing operations in Germany and Portugal to lower cost markets in Eastern Europe and Asia Pacific. As a result, the Electrical/Electronic Architecture segment significantly reduced the number of employees at these locations, and announced involuntary employee separation packages for approximately $26 million during the nine months ended September 30, 2007. Additionally, the

Electrical/Electronic Architecture segment announced an involuntary employee separation package due to a planned closure of a manufacturing facility in France for approximately $11 million during the nine months ended September 30, 2007. Finally, the Electronics & Safety segment announced an involuntary separation package due to a planned closure of a manufacturing facility in Germany for approximately $10 million during the three and nine months ended September 30, 2007.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $268 million related to the closure of a manufacturing facility in Cadiz, Spain during the nine months ended September 30, 2007, of which $161 million related to the Automotive Holdings Group segment and $107 million related to the Steering Business, which is recorded in loss from discontinued operations. As a part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees, primarily in North America, during the three and nine months ended September 30, 2007 for involuntary separation, and incurred $11 million and $53 million, respectively, in related employee termination benefits in the Powertrain Systems, Electrical/Electronic Architecture and the Automotive Holdings Group segments. During the nine months ended September 30, 2007, Delphi incurred $19 million related to the financial services and information technology outsourcing activities related to the transformation of its salaried workforce to reduce general and administrative expenses in the Corporate and Other segment. Finally, as part of Delphi’s initiative to modify its labor agreements, Delphi signed agreements with the UAW and all of its other principal U.S. labor unions during the three and nine months ended September 30, 2007. The new agreements offered certain eligible Delphi employees severance payments and supplemental unemployment benefits, among other options. Delphi incurred $48 million of employee termination benefits related to these agreements during the three and nine months ended September 30, 2007, primarily in the Powertrain Systems and the Automotive Holdings Group segments. Refer to Note 16. U.S. Employee Workforce Transition Program.

10.	WEIGHTED AVERAGE SHARES

Basic and diluted income (loss) per share amounts were computed using weighted average shares outstanding for each respective period. As a result of the market price of shares as compared to the price associated with outstanding options in the three and nine months ended September 30, 2008 and the losses incurred in the three and nine months ended September 30, 2007, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Weighted average shares outstanding	564,635	561,782	564,268	561,782
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	564,635	561,782	564,268	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three and
	Nine Months
	Ended
	September 30,
	2008	2007
	(in thousands)

Anti-dilutive securities	59,090	77,848

11.	INVENTORIES, NET

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories, net is shown below:

	September 30,	December 31,
	2008	2007
	(in millions)

Productive material	$861	$926
Work-in-process and supplies	308	386
Finished goods	477	496

Total	$1,646	$1,808

12.	LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
	(in millions)

Payroll-related obligations	$290	$238
Employee benefits, including current pension obligations	176	185
Accrued income taxes	62	54
Taxes other than income	232	195
Warranty obligations (Note 13)	124	244
U.S. employee workforce transition program (Note 16)	123	234
Manufacturing plant rationalization	244	259
Interest on prepetition claims (Note 1)	415	411
Working capital backstop — Steering Business (Note 2)	210	—
Other	474	461

Total	$2,350	$2,281

Other long-term liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
	(in millions)

Workers compensation	$299	$328
Environmental	93	112
U.S. employee workforce transition program (Note 16)	90	148
Extended disability benefits	60	72
Warranty obligations (Note 13)	272	315
Payroll-related obligations	53	55
Accrued income taxes	69	55
Other	119	100

Total	$1,055	$1,185

13.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2008:

Warranty
Obligations
(in millions)

Accrual balance at December 31, 2007	$559
Provision for estimated warranties issued during the period	47
Provision for changes in estimate for preexisting warranties	20
GM warranty forgiveness	(112)
Settlements made during the period (in cash or in kind)	(117)
Foreign currency translation and other	(1)

Accrual balance at September 30, 2008	$396

Approximately $124 million and $244 million of the warranty accrual balance as of September 30, 2008 and December 31, 2007, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $272 million and $315 million of the warranty accrual balance as of September 30, 2008 and December 31, 2007, respectively, is included in other long-term liabilities.

On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving certain warranty matters, including all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases. Delphi elected to defer amounts due under the Warranty Settlement Agreement until it received payments from GM, on or about the time of its emergence from chapter 11. Because Delphi elected to defer these payments, GM was to receive interest at the rate of 6% per annum on the payment from November 1, 2007, until the amounts were paid by Delphi or set off against amounts payable by GM. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding support assisting Delphi in remaining compliant with the Global EBITDAR covenants in its existing debtors-in-possession credit facility, GM agreed, on July 31, 2008 to forgive certain of the cash amounts due under the Warranty Settlement Agreement, including any applicable interest, and as a result Delphi recorded the extinguishment of this liability as a reduction of warranty expense in the third quarter of 2008, of which $107 million was included in cost of sales, which had a corresponding favorable impact on operating income, and $5 million was included in discontinued operations. As of June 30, 2007, Delphi expected to settle obligations with GM for approximately $199 million and recorded $91 million of additional warranty expense during the nine months ended September 30, 2007, primarily related to the Powertrain Systems segment and the Electronics & Safety segment. Additionally, Delphi recorded an increase to warranty reserves for specific warranty claims related to the Powertrain Systems segment during the three and nine months ended September 30, 2007. Refer to Note 22. Commitments and Contingencies, Ordinary Business Litigation for additional disclosure regarding warranty matters.

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

The Debtors have been paying and intend to continue to pay undisputed postpetition obligations in the ordinary course of business. In addition, pursuant to the Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. The Court entered an order establishing July 31, 2006 as the bar date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants were to receive any distribution in the chapter 11 cases. As of September 30, 2008, the Debtors’ have received approximately 16,800 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the Court. As of September 30, 2008, the Debtors have filed thirty omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,400 proofs of claim which asserted approximately $10.0 billion in aggregate liquidated amounts plus additional unliquidated amounts. As of September 30, 2008, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,800 of those claims, which orders reduced the amount of asserted claims by approximately $9.7 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order allowing or modifying approximately 3,700 claims reducing the aggregate amount on those claims by $294 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount less than the $1.45 billion cap specified in the Plan. Delphi was unable to consummate the Plan because certain Investors under the Plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases.

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

Liabilities subject to compromise consist of the following:

	September 30,	December 31,
	2008	2007
	(in millions)

Pension obligations	$2,085	$3,329
Postretirement obligations other than pensions	946	8,786
Allowed GM general unsecured claim (Note 2)	2,500	—
Allowed GM administrative claim (Note 2)	1,628	—
Allowed IUE-CWA and USW claims (Note 2)	129	—
Debt and notes payable	1,984	1,984
Accounts payable	732	744
Junior subordinated notes due 2033	391	391
GM claim for U.S. employee workforce transition programs (Note 2)	—	312
Securities & ERISA litigation liability (Note 22)	351	351
Other	377	300

Total Liabilities Subject to Compromise	$11,123	$16,197

The decrease in liabilities subject to compromise as of September 30, 2008 is due to the reductions of pension obligations, postretirement obligations and the GM claim for the U.S. employee workforce transition programs resulting from the effectiveness of the Amended GSA and the Amended MRA during the third quarter of 2008. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information. The remaining other postretirement benefit obligations are primarily for salaried employees.

15.	DEBT

Debtor-in-Possession Credit Facility

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Refinanced DIP Credit Facility (the “Amended and Restated DIP Credit Facility”), which amendments and extension became effective in May 2008. As a result of the amendment and restatement, the aggregate size of the facility was reduced from $4.5 billion to $4.35 billion, consisting of a $1.1 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”). The Amended and Restated DIP Credit Facility otherwise matures on December 31, 2008. On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into the Accommodation Agreement whereby the administrative agent under the facility and the requisite majority of holders of the Tranche A and Tranche B commitments and exposure by amount (the “Required Lenders”) would agree to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility, to the extent already drawn prior to December 31, 2008, notwithstanding the passing of the maturity date or the failure to comply with certain mandatory prepayment provisions until the earlier to occur of (i) June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain specified milestones in its reorganization cases), (ii) the date on which a plan of reorganization becomes effective, (iii) Delphi’s failure to comply with its covenants under the Accommodation Agreement or (iv) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain mandatory prepayment provisions). Delphi has begun seeking the necessary consents to consummate the Accommodation Agreement and anticipates receiving consents from the Required Lenders prior to November 24, 2008, the scheduled hearing date of the motion, though there can be no assurances it will obtain the required consents or Court approval. Refer to Note 23. Subsequent Events for more information. Absent receipt of the necessary consents and Court approval of the Accommodation Agreement or the ability to obtain an extension or other amendment to the Amended and Restated DIP Credit Facility, Delphi does not anticipate having sufficient cash to pay the outstanding balances upon expiration on December 31, 2008 and still continue to fund its operations. The following describes the terms of the Amended and Restated DIP Credit Facility as currently in effect.

The facilities currently bear interest at the option of Delphi at either the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent or LIBOR plus a specified percent as follows:

	ABR plus	LIBOR plus

Tranche A	3.00%	4.00%
Tranche B(a)	3.00%	4.00%
Tranche C(a)	4.25%	5.25%

(a)	Facilities include ABR and LIBOR floor of 4.25% and 3.25%, respectively

Delphi monitors ABR and LIBOR rates and evaluates the interest selection at each rate reset period.

Borrowings under the Amended and Restated DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of September 30, 2008, total available liquidity under the Amended and Restated DIP Credit Facility was approximately $138 million, net of a $200 million liquidity block when Available Liquidity, as defined in the Amended and Restated DIP Credit Facility, is less than $500 million. At September 30, 2008, there was $500 million outstanding under the Tranche B Term Loan at LIBOR plus 4.00% (or 7.25%), $2.75 billion outstanding under the Tranche C Term Loan at LIBOR plus 5.25% (or 8.50%), and $465 million outstanding under the Revolving Facility, of which $275 million was at LIBOR plus 4.00% ($75 million at 7.69% and $200 million at 7.75%) and $190 million was at ABR plus 3.00% (or 8.00%). Additionally, the Company had $97 million in letters of credit outstanding under the Revolving Facility as of that date. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Amended and Restated DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Amended and Restated DIP Credit Facility commitment at September 30, 2008. Under the Amended and Restated DIP Credit Facility, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate regardless of availability levels. Based on its current borrowing base computation, as defined in the Amended and Restated DIP Credit Facility, Delphi’s borrowing base was reduced by the maximum deduction of $75 million for unrealized losses related to Delphi’s hedging portfolio as further described in Note 18. Derivatives and Hedging Activities. As of November 7, 2008, Delphi had drawn down substantially all of the remaining available amounts under the Revolving Facility.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The Company does not expect to pay dividends prior to emergence from chapter 11. As long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). Delphi’s Facility Availability Amount fell below $500 million for seven consecutive days in September 2008, but was greater than $500 million at September 30, 2008.

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility) for Delphi and its direct and indirect subsidiaries, on a consolidated basis as follows:

Period Ending	Global EBITDAR
(in millions)

September 30, 2008	$625
October 31, 2008	$600
November 30, 2008	$675

Delphi was in compliance with the Amended and Restated DIP Credit Facility covenants as of September 30, 2008.

In connection with the Amended and Restated DIP Credit Facility, Delphi paid a total of approximately $75 million to participating lenders on the Revolving Facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the bankruptcy exit financing that was commenced but not completed.

In conjunction with the entry into the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. Delphi incurred no early termination penalties in connection with the termination of this agreement. However, as a result of significant changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $49 million of unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the second quarter of 2008, which was recognized as loss on extinguishment of debt. As of September 30, 2008, $20 million of debt issuance costs remains deferred in other current assets and is being amortized over the term of the Amended and Restated DIP Credit Facility.

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

Advance Agreement and Liquidity Support from General Motors and Related Matters

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA (the “GM Advance Agreement”). The original GM Advance Agreement had a maturity date of the earlier of December 31, 2008, when $650 million was to have been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. The original GM Advance Agreement provided for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis.

On September 26, 2008, the Court granted Delphi’s motion to amend the GM Advance Agreement to provide for an additional $300 million availability above the existing $650 million, as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008. The amendment provided that the outside maturity date with respect to the original $650 million may be extended in connection with an extension of Delphi’s existing Amended and Restated DIP Credit Facility, if GM and Delphi agree, to the earlier of June 30, 2009, and the termination of Delphi’s Amended and Restated DIP Credit Facility. The accrued interest on the advances made through the effectiveness of the Amended GSA and Amended MRA was cancelled due to the effectiveness of the Amended GSA and Amended MRA, as more fully described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, and Delphi may not redraw the original $650 million facility amount. The amendment also provided that the maturity date with respect to the additional $300 million is December 31, 2008 (subject to potential extension through June 30, 2009, on the same terms as apply to the original $650 million). The additional $300 million of advances was also conditioned upon Delphi filing a plan of reorganization and related disclosure statement in form and substance materially consistent with Section 5 of the Amended GSA and Section 7.01 of the Amended MRA which condition was satisfied with Delphi’s filing of proposed modifications to its previously confirmed plan of reorganization with the Court on October 3, 2008, and certain other conditions. GM received an administrative claim for all advances made under the GM Advance Agreement, however those advances have been set off against the payments that were owed to Delphi upon the effectiveness of the Amended GSA and Amended MRA. As of September 30, 2008, no amounts were outstanding pursuant to the GM Advance Agreement. Any future advances under the GM Advance Agreement of the remaining $300 million in availability will remain administrative claims in Delphi’s chapter 11 cases.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed, subject to Court approval and subject to the Accommodation Agreement becoming effective, to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008, through the earlier of June 30, 2009, such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility, the termination of the standstill period in the Accommodation Agreement or the Accommodation Agreement in its entirety, and such date as a plan of reorganization becomes effective. The Court is expected to hear Delphi’s motion to amend and extend the GM Advance Agreement concurrently with Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, subject to the amendment to the GM Advance Agreement becoming effective, GM has agreed, subject to certain conditions, to accelerate payment of certain payables to Delphi, pursuant to a Partial Temporary Accelerated Payments Agreement, dated as of November 7, 2008 (the “Partial Temporary Accelerated Payments Agreement”), which could result in an additional $100 million of liquidity to Delphi in each of April, May and June of 2009. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. The effectiveness of the Partial Temporary Accelerated Payments Agreement is conditioned on Court approval and, among other things, the satisfaction of the conditions precedent to the proposed amendment to the GM Advance Agreement filed with the Court on November 7, 2008, including the absence of default under the Amended and Restated DIP Credit Facility, as modified by the Accommodation Agreement. There can be no assurances, however that the Court will approve the Accommodation Agreement, the extension of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement, that such agreements will actually become effective or that GM will have sufficient liquidity to accelerate payables to Delphi at such time. Refer to Note 23. Subsequent Events to the consolidated financial statements for additional information and refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for risks and uncertainties related to our business relationship with GM.

16.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Delphi, GM, and Delphi’s principal labor unions in the U.S. signed settlement agreements during 2007 which included workforce transition programs for eligible union employees (the “Workforce Transition Programs”). Delphi recorded workforce transition program charges of approximately $244 million and $238 million during three and nine months ended September 30, 2007, respectively, of which $197 million and $191 million were recorded in U.S. workforce transition program charges, respectively, and $47 million was recorded in discontinued operations. These charges included $67 million for attrition programs for the eligible union-represented U.S. hourly employees and $2 million amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi. Additionally, Delphi recorded $175 million in net pension curtailment charges during the three and nine months ended September 30, 2007, respectively, as discussed further in Note 17. Pension and Other Postretirement Benefits. During the nine months ended September 30, 2007, Delphi reversed $6 million of special termination benefit charges recorded in 2006 due to a change in estimate. During the three and nine months ended September 30, 2008, Delphi recorded additional charges of $3 million and $19 million, respectively, to reflect costs under the Workforce Transition Programs in excess of amounts previously estimated. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability during 2007. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset was being amortized over the life of the respective union agreements. The corresponding wage liability will be reduced as buy-down payments are made.

As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, the net reorganization gain recorded for the elements of the Amended GSA that were implemented during the third quarter of 2008, included $491 million related to the 2006 and 2007 special attrition programs. GM reimbursed Delphi $230 million related to the funding of various 2007 U.S. hourly workforce special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements. Additionally, previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM. The following table details this component of the reorganization gain and cash received:

	Reorganization
Amended GSA Effectiveness	Gain	Cash
	(in millions)

Amounts reimbursed for buyouts	$68	$68
Amounts reimbursed for retirement incentives	—	7
Amounts reimbursed for buy-downs	90	155
Forgiveness of 2006 special attrition program allowed claim	333	—

Total	$491	$230

The following table represents the activity in the U.S. employee workforce transition program liability for the nine months ended September 30, 2008:

U.S. Employee Workforce Transition Program Liability	(in millions)

Balance at December 31, 2007	$382
U.S. employee workforce transition program charges	19
Buy-down wage liability adjustment	(49)
Payments	(122)
Pension and other postretirement benefits (Note 17)	(23)
Accretion and other	6

Balance at September 30, 2008	$213

At September 30, 2008 and December 31, 2007, $123 million and $234 million, respectively, of the U.S. employee workforce transition program liability is included in accrued liabilities, and $90 million and $148 million, respectively, is included in other long-term liabilities in the consolidated balance sheets.

The following table represents the activity in the U.S. employee workforce transition program buy-down wage asset for the nine months ended September 30, 2008:

U.S. Employee Workforce Transition Program Buy-Down Wage Asset	(in millions)

Balance at December 31, 2007	$301
Buy-down wage asset adjustment	(49)
Amortization expense	(61)
Amounts reimbursed by GM upon Amended GSA effectiveness	(155)
Reclassified amounts as a receivable from GM under Amended GSA	(126)
Reorganization gain	90

Balance at September 30, 2008	$—

As of December 31, 2007, $80 million of the U.S. employee workforce transition program buy-down wage asset is included in other current assets and $221 million is included in other long-term assets in the consolidated balance sheet.

17.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Delphi sponsors pension plans covering unionized employees in the U.S., which generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. Delphi also sponsors defined benefit plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participate in nonqualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, and the United Kingdom (“UK”). The UK and certain Mexican plans are funded. In addition, Delphi has defined benefit plans in Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded based on the vested benefit obligation.

Delphi froze the Salaried Plan, the Supplemental Executive Retirement Program (“SERP”) the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Effective as of October 1, 2008, Delphi’s existing Savings-Stock Purchase Program for Salaried Employees was enhanced to provide a Delphi matching contribution and a 4% non-elective Delphi retirement contribution. Additionally, Delphi reached agreement with its labor unions which will allow Delphi to freeze the Hourly Plan effective as of November 30, 2008 for those with traditional benefits.

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

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three- and nine-month periods ended September 30, 2008 and 2007 for U.S. and non-U.S. salaried and hourly employees, excluding the plans in Korea, Turkey and Italy discussed above. Benefit costs presented below were determined based on actuarial methods and included the following components for U.S. and non-U.S. salaried and hourly plans:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
	(in millions)

Service cost(a)	$40	$42	$12	$12	$8	$20
Interest cost	206	212	23	20	136	135
Expected return on plan assets	(219)	(216)	(23)	(20)	—	—
Settlement loss (gain)(b)	494	—	—	8	(7,087)	—
Curtailment loss (gain)	38	170	16	—	(36)	(2)
Amortization of prior service costs	7	13	1	1	(30)	(24)
Amortization of actuarial losses	5	18	5	8	12	19

Net periodic benefit cost	$571	$239	$34	$29	$(6,997)	$148

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
	(in millions)

Service cost(a)	$122	$137	$34	$35	$23	$62
Interest cost	633	637	70	60	410	406
Expected return on plan assets	(655)	(648)	(69)	(60)	—	—
Settlement loss (gain)(b)	494	—	—	41	(7,087)	—
Curtailment loss (gain)	38	170	40	5	(36)	(2)
Amortization of prior service costs	18	41	5	3	(83)	(74)
Amortization of actuarial losses	16	69	13	25	34	57

Net periodic benefit cost	$666	$406	$93	$109	$(6,739)	$449

(a)	Includes $6 million and $23 million for the three and nine months ended September 30, 2008, respectively, and $11 million and $39 million for the three and nine months ended September 30, 2007, respectively, of costs previously accrued related to the U.S. employee workforce transition programs.

(b)	Settlement loss (gain) does not include the impact of allowed bankruptcy claims granted to GM under the Amended GSA discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

Net periodic benefit cost above reflects $9 million and $29 million for the three and nine months ended September 30, 2008, respectively, and $59 million and $96 million for the three and nine months ended September 30, 2007, respectively, that were included in discontinued operations.

Settlements and Curtailments

On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employee Pension Plan, pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”), as agreed under the Amended GSA. The 414(l) Net Liability Transfer is to occur in two separate steps.

On September 29, 2008, Delphi completed the first step of the 414(l) Net Liability Transfer, transferring liabilities of approximately $2.6 billion and assets of approximately $486 million of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008. The 414(l) Net Liability Transfer is sufficient to avoid an accumulated funding deficiency for the Hourly Plan for plan year ended September 30, 2008. The $486 million transferred represents 90% of the estimated $540 million of assets to be transferred under the first step of the 414(l) Net Liability Transfer. The remaining 10% of the assets will be transferred within six months upon finalization of related valuations. In consideration of the first step of the 414(l) Net Liability Transfer, GM received an allowed administrative bankruptcy claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. The first step of the 414(l) Net Liability Transfer was accounted for as a partial settlement of the Hourly Plan under SFAS 88. Delphi recognized a SFAS 88 settlement loss of $494 million included in reorganization items in the consolidated statements of operations for the three and nine month periods ended September 30, 2008, which reflects the recognition of $494 million of previously unrecognized actuarial losses. The amount of actuarial losses recognized represents the proportion of the projected benefit obligation transferred to GM relative to the total projected benefit obligation of the Hourly Plan.

The second step of the 414(l) Net Liability Transfer will include all remaining Hourly Plan assets and obligations related to plan participants with prior GM service and will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA and (ii) contains interpretive provisions under the Amended GSA regarding conflicts between such plan and the Amended GSA, see Note 2. Transformation Plan and Chapter 11 Bankruptcy.

Under the terms of the Amended GSA and union labor agreements, GM assumed $6.8 billion of traditional hourly OPEB liabilities related to plan participants with prior GM service. GM’s assumption of these traditional hourly OPEB liabilities constitutes a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Delphi recognized a settlement gain of $7.1 billion included in reorganization items in the consolidated statements of operations for the three and nine month periods ended September 30, 2008, which reflects the assumption by GM of the net unfunded liability of $6.8 billion and the recognition of $266 million of previously unrecognized actuarial gains.

As a result of the salaried workforce transformation plan activities in North America discussed in Note 9. Employee Termination Benefits and Other Exit Costs, salaried separations in 2008 have resulted in significant reductions in expected future service, or curtailments, of the Salaried Plan, OPEB and SERP. Delphi recorded net salaried pension curtailment losses of $38 million and salaried OPEB curtailment gains of $36 million for the three and nine month periods ended September 30, 2008.

During the three months ended September 30, 2007, Delphi recorded pension curtailment losses of approximately $175 million in U.S. employee workforce transition program charges of which $59 million related to the Hourly Plan and $116 million related to the Salaried Plan. The curtailment losses were recorded to recognize the effect of employees who elected to participate in the workforce transition programs and the effect of prospective plan amendments that will eliminate the accrual of future defined pension benefits for salaried and certain hourly employees on emergence from bankruptcy. In addition, during the nine months ended September 30, 2007, Delphi recorded pension and other postretirement benefit curtailment gains of $5 million related to the divestiture of the Catalyst Business and pension curtailment losses of $5 million related to a non-U.S. entity.

The non-U.S. pension plan settlements recorded in the three and nine months ended September 30, 2008 and 2007 were primarily related to renegotiated labor contracts and employee separations in Mexico.

In conjunction with the settlements and curtailments during the three and nine months ended September 30, 2008 discussed above, the obligations for the hourly plans were remeasured as of September 29, 2008, the date of Amended GSA effectiveness, and the salaried plans were remeasured as of September 30, 2008, the date at which the curtailments were probable and the impacts of the curtailments were reasonably estimable. The amounts shown below reflect the impact of the remeasurements during the third quarter of 2008.

		Other
		Postretirement
	U.S. Pension Plans	Benefits
	(in millions)

Benefit obligation at January 1, 2008	$13,841	$8,771
Service cost	122	23
Interest cost	632	409
Plan participants’ contributions	4	—
Actuarial gains	(1,257)	(1,334)
Benefits paid	(822)	(199)
Impact of transfers / settlements	(2,623)	(6,821)
Impact of curtailments	38	(54)
Impact of adoption of SFAS 158	—	132
Other transfers	(22)	—

Benefit obligation at September 30, 2008	$9,913	$927
Change in plan assets:
Fair value of plan assets at January 1, 2008	$10,677	$—
Actual return on plan assets	(1,702)	—
Delphi contributions	262	199
Plan participants’ contributions	4	—
Benefits paid	(822)	(199)
Impact of transfers / settlements	(540)	—
Other transfers	(22)	—

Fair value of plan assets at September 30, 2008	$7,857	$—

Pension liabilities subject to compromise	$2,056	$927

Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$1,903	$134
Prior service cost (credit)	92	(595)

Total	$1,995	$(461)

Delphi selected discount rates for these remeasurements by analyzing the results of matching each plan’s benefit obligations with hypothetical portfolios of high quality fixed income investments rated AA- or higher by Standard and Poor’s and with the Citigroup Pension Discount Curve. Because high quality bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. The weighted-average pension discount rate determined on that basis increased from 6.35% as of December 31, 2007 to 7.50% as of the remeasurement dates during the three and nine month periods ended September 30, 2008. The weighted-average OPEB discount rates determined on that basis increased from 6.40% as of December 31, 2007 to 7.75% as of the remeasurement dates during the three and nine month periods ended

September 30, 2008. Other assumptions utilized for these remeasurements remained consistent with the December 31, 2007 valuations.

SFAS 158 Adoption

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

The following table summarizes the impact of the adoption of the measurement date provisions of SFAS 158:

	U.S Retiree	Non-U.S.
	Medical Plans	Pension Plans	Total
	Increase/(Decrease)
	(in millions)

Pension and other postretirement benefit liabilities	$132	$7	$139
Accumulated deficit as of January 1, 2008	$117	$12	$129
Accumulated other comprehensive loss as of January 1, 2008	$15	$(5)	$10

Pension Funding

As permitted under chapter 11 of the Bankruptcy Code, during the nine months ended September 30, 2008, Delphi contributed only the portion of the required contributions attributable to service after the Chapter 11 Filings and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005, and September 30, 2007, respectively, and may assert additional excise taxes against Delphi. Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of September 30, 2008, no amounts have been recorded for any potential excise tax assessment.

During the nine months ended September 30, 2008, Delphi contributed approximately $264 million to its U.S. pension plans, of which $45 million, and $46 million related to services rendered during the fourth quarter of 2007 and the first quarter of 2008, respectively, and the remaining $172.5 million related to the PBGC draw against the letters of credit in favor of the Hourly and Salaried Plans discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy. Approximately $46 million of the proceeds from the letters of credit were applied to the July 15, 2008 quarterly contribution to the Hourly and Salaried plans related to services rendered during the second quarter of 2008. As permitted under ERISA and the Code, Delphi elected to defer contributions necessary to satisfy approximately $7 million of additional benefit obligations accrued during the third quarter of 2008 under the Salaried and subsidiary plans until as late as June 15, 2009 for the Salaried Plans and as late as September 15, 2009 for the subsidiary plans. Delphi may continue to defer quarterly contributions until emergence from chapter 11 and will periodically consider whether or not to make such payments; however due to the freeze of the Pension Plans and pending freeze of the Hourly Plan discussed above, Delphi does not expect future accruals for postpetition benefits to be material. Under ERISA and the Code, minimum funding payments to the U.S. pension plans of $1.1 billion were due during the first nine months of 2008 and a minimum funding payment of approximately $1.1 billion to the U.S. pension plans was due in October 2008. The 414(l) Net Liability Transfer is sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008.

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

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(in millions)

Current assets	$74	$40
Non-current assets	21	13

Total assets	$95	$53

Current liabilities	$44	$24
Non-current liabilities	16	—

Total liabilities	$60	$24

The fair value of financial instruments recorded as assets increased from December 31, 2007 to September 30, 2008 primarily due to certain favorable foreign currency contracts involving the Euro with the U.S. Dollar, slightly offset by unfavorable contracts involving the Mexican Peso with the U.S. Dollar and the South African Rand with the Euro. The fair value of financial instruments recorded as liabilities increased from December 31, 2007 to September 30, 2008, primarily due to the decrease in copper prices and related decrease in copper forward rates.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net gains included in accumulated OCI as of September 30, 2008, were $26 million pre-tax. Of this pre-tax total, a gain of approximately $22 million is expected to be included in cost of sales within the next 12 months and a gain of approximately $5 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was a $6 million loss for the nine months ended September 30, 2008 and was an approximate loss of $1 million for the nine months ended September 30, 2007. The amount included in cost of sales related to the time value of options was not significant in the nine months ended September 30, 2008 and 2007. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was not significant for the nine months ended September 30, 2008 and was $1 million for the nine months ended September 30, 2007.

Subsequent to September 30, 2008, substantial volatility in the commodity and currency markets has significantly impacted the price of commodities and foreign currency exchange rates that impact Delphi’s operations. Two of Delphi’s largest exposures, copper and the Mexican Peso to U.S. Dollar exchange rate, experienced substantial volatility since September 30, 2008. As a result of the market volatility, Delphi has experienced unrealized losses in its derivative contracts related to these exposures. Based on prices and rates as of the end of October 2008, Delphi estimates its overall liability position for its hedging portfolio to be approximately $270 million, an increase of approximately $305 million from September 30, 2008. Most of this change is due to the exposures to copper and the Mexican Peso to U.S. Dollar exchange rate. As Delphi’s hedges relative to these two exposures represent highly effective cash flow hedges, Delphi anticipates that any amounts recorded within OCI will be recognized in earnings in the same period that the underlying hedged transaction occurs, thereby resulting in an offsetting impact to earnings in the period the underlying transaction is consummated. However, as a result of the substantial overall liability position as of October 31, 2008, Delphi’s most recent weekly borrowing base computation, as further described in Note 15. Debt, included the maximum deduction from its borrowing base of $75 million due to these hedging obligations.

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

SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS No. 157 also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

a.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

b.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

c.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

As of September 30, 2008, Delphi had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2008	Level 1	Level 2	Level 3
	(in millions)

Available for sale securities	$74	$25	$49	$—
Commodity derivatives	1	—	1	—
Foreign currency derivatives	94	—	94	—

Total	$169	$25	$144	$—

As of September 30, 2008, Delphi had the following liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2008	Level 1	Level 2	Level 3
	(in millions)

Commodity derivatives	$56	$—	$56	$—
Foreign currency derivatives	4	—	4	—

Total	$60	$—	$60	$—

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

20.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Interest income	$11	$19	$32	$50
Other, net	39	4	41	12

Other income, net	$50	$23	$73	$62

Other, net for the three and nine months ended September 30, 2008 includes a $32 million gain from the sale of an investment accounted for under the cost method that had been previously fully impaired.

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

Delphi also has non-core steering and halfshaft product lines and interiors and closures product lines that are reported in discontinued operations. Previously, the steering and halfshaft product line was a separate reportable operating segment and the interiors and closures product line was part of Delphi’s Automotive Holdings Group. Refer to Note 4. Discontinued Operations for more information.

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

Included below are sales and operating data for Delphi’s segments for the three and nine months ended September 30, 2008 and 2007.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended:
September 30, 2008
Net sales to GM and affiliates	$293	$269	$387	$278	$77	$62	$1,366
Net sales to other customers	637	721	997	248	165	243	3,011
Inter-segment net sales	29	88	35	17	8	(177)	—

Total net sales	$959	$1,078	$1,419	$543	$250	$128	$4,377

GM settlement (Note 2 — MRA)	$(42)	$(94)	$(15)	$(88)	$(62)	$47	$(254)
Depreciation and amortization	$57	$62	$47	$18	$9	$13	$206
Long-lived asset impairment charges	$—	$—	$—	$4	$1	$—	$5
Goodwill impairment charges	$—	$—	$—	$—	$—	$—	$—
Operating (loss) income	$(91)	$33	$(37)	$70	$86	$(157)	$(96)
Minority interest	$—	$(1)	$(3)	$(2)	$1	$—	$(5)
Equity income (loss)	$—	$3	$(5)	$2	$(16)	$—	$(16)
September 30, 2007
Net sales to GM and affiliates	$389	$405	$423	$325	$377	$112	$2,031
Net sales to other customers	738	805	955	225	263	262	3,248
Inter-segment net sales	65	129	36	26	41	(297)	—

Total net sales	$1,192	$1,339	$1,414	$576	$681	$77	$5,279

Depreciation and amortization	$60	$64	$41	$14	$16	$20	$215
Long-lived asset impairment charges	$—	$1	$2	$—	$11	$—	$14
Operating income (loss)	$35	$(203)	$(23)	$(19)	$(74)	$(379)	$(663)
Minority interest	$(1)	$(5)	$(5)	$(2)	$—	$2	$(11)
Equity income (loss)	$1	$4	$4	$1	$(2)	$2	$10

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Nine Months Ended:
September 30, 2008
Net sales to GM and affiliates	$938	$875	$1,155	$861	$428	$233	$4,490
Net sales to other customers	2,267	2,510	3,350	790	677	779	10,373
Inter-segment net sales	114	314	117	64	84	(693)	—

Total net sales	$3,319	$3,699	$4,622	$1,715	$1,189	$319	$14,863

GM settlement (Note 2 — MRA)	$(42)	$(94)	$(15)	$(88)	$(62)	$47	$(254)
Depreciation and amortization	$184	$193	$138	$52	$26	$42	$635
Long-lived asset impairment charges	$5	$—	$1	$4	$3	$—	$13
Goodwill impairment charges	$—	$—	$168	$—	$—	$—	$168
Operating (loss) income	$(246)	$27	$(226)	$85	$(11)	$(357)	$(728)
Minority interest	$—	$(13)	$(12)	$(4)	$1	$—	$(28)
Equity income (loss)	$—	$9	$4	$7	$(18)	$4	$6
September 30, 2007
Net sales to GM and affiliates	$1,231	$1,260	$1,326	$1,056	$1,234	$334	$6,441
Net sales to other customers	2,420	2,731	2,956	697	933	783	10,520
Inter-segment net sales	192	388	134	92	150	(956)	—

Total net sales	$3,843	$4,379	$4,416	$1,845	$2,317	$161	$16,961

Depreciation and amortization	$196	$200	$127	$44	$43	$62	$672
Long-lived asset impairment charges	$1	$10	$3	$—	$40	$—	$54
Operating income (loss)	$91	$(253)	$16	$(2)	$(314)	$(1,060)	$(1,522)
Minority interest	$(2)	$(21)	$(18)	$(3)	$—	$9	$(35)
Equity income	$1	$12	$11	$4	$—	$6	$34

22.	COMMITMENTS AND CONTINGENCIES

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

The settlement of the ERISA Action is structured similarly to the settlement reached with the Lead Plaintiffs. The claim of the named plaintiffs in the ERISA Action will be allowed in the amount of approximately $25 million and will be satisfied with consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under the plan of reorganization. Unlike the settlement of the Securities Action, no member of the class in the ERISA Action can “opt out” of the settlement.

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

As a result of the MDL Settlements, as of September 30, 2008 and December 31, 2007, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries upon Delphi’s emergence from chapter 11.

Delphi recorded expense for this matter of $21 million and $353 million for the three and nine months ended September 30, 2007, respectively. Delphi had earlier recorded an initial reserve in the amount of its $10 million insurance deductible, and net of related payments, had an $8 million liability recorded as of March 31, 2007 as at such date no other amount was deemed probable and estimable. Accordingly, Delphi recognized Securities and ERISA litigation charges of $332 million in the second quarter of 2007. As a result of the MDL Settlements, Delphi recorded an additional $21 million of expense related to this matter in the third quarter of 2007.

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

During the three and nine months ended September 30, 2008, Delphi recovered $17 million from a supplier and recorded it as a reduction of warranty expense in discontinued operations. Delphi began experiencing quality issues regarding parts supplied to GM from the Steering Business in 2005 and established warranty reserves to cover the estimated costs of various repairs that may be implemented. The reserve was subsequently reduced due to a settlement reached with GM and the settlement was paid in 2006. Delphi continued to negotiate with the supplier to determine if any portion of the expense was recoverable, and in the third quarter of 2008, Delphi and the supplier reached an agreement whereby the supplier agreed to pay Delphi $17 million to resolve the matter.

During the nine months ended September 30, 2008, Delphi recovered $28 million from an affiliated supplier and recorded it as a reduction of warranty expense. Delphi began experiencing quality issues regarding parts purchased by Delphi’s Thermal Systems segment during the third quarter of 2006 and established warranty reserves of approximately $60 million to cover the cost of various repairs that may be implemented. The reserve has subsequently been adjusted for payments, settlements and the impact of foreign currency exchange rate fluctuations. As of September 30, 2008 and December 31, 2007, the related reserve was $33 million and $41 million, respectively.

On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving certain warranty matters, including all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases. Delphi elected to defer amounts due under the Warranty Settlement Agreement until its emergence from chapter 11. The amount due under the Warranty Settlement Agreement accrued interest at the rate of 6% per annum from November 1, 2007 until the amounts were paid by Delphi or set off against amounts payable by GM. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding support assisting Delphi in remaining compliant with the Global EBITDAR covenants in its Amended and Restated DIP Credit Facility, GM agreed, on July 31, 2008, to forgive certain of the cash amounts due under the Warranty Settlement Agreement, including any applicable interest. As a result, Delphi recorded the extinguishment of this liability as a reduction of warranty expense in the third quarter of 2008, of which $107 million was included in cost of sales, which had a corresponding favorable impact on operating income, and $5 million was included in discontinued operations. Delphi recorded $91 million of warranty expense in costs of sales in the nine months ended September 30, 2007 related to the Warranty Settlement Agreement, primarily related to the Powertrain Systems segment and the Electronics & Safety segment.

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

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a PRP in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. A Feasibility Study and Record of Decision are expected to be completed in late 2008 or 2009. Although Delphi believes that capping and future monitoring is a reasonably possible outcome, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of September 30, 2008, Delphi has recorded its best estimate of its share of the remediation based on the remedy described above. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $20 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi received a Notice of Intent to File Civil Administrative Complaint (“Notice”) from the EPA on May 30, 2008 regarding a June 2007 chlorine gas cylinder leak that occurred at the Saginaw, Michigan Delphi Steering facility. The Notice alleges that Delphi failed to properly notify agency officials about the leak or the presence of chlorine gas at the site, and describes the EPA’s intent to seek approximately $130 thousand in civil penalties relating to the incident. Delphi has sent a preliminary response to the Notice, and has commenced discussions with the EPA concerning the matter. No formal complaint has been filed by the EPA to date.

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

As of September 30, 2008 and December 31, 2007, Delphi’s reserve for environmental investigation and remediation was approximately $105 million and $112 million, respectively. Approximately $12 million of the environmental reserve balance as of September 30, 2008 is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $93 million and $112 million of the environmental reserve balance as of September 30, 2008 and December 31, 2007, respectively, is included in other long-term liabilities.

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

Certain events have occurred subsequent to September 30, 2008 that do not impact the reported balances or results of operations as of that date, but are material to the Company’s ongoing operations. These events are listed below.

On October 3, 2008, Delphi filed modifications to the Plan and related modifications to the Disclosure Statement with the Court. In order to facilitate its emergence from chapter 11, Delphi anticipates needing to raise approximately $3.75 billion of funded emergence capital through a combination of term debt and rights to purchase equity, comprised of at least $2.75 billion in funded first and second lien debt, plus up to $1.2 billion of unfunded debt through an asset-backed revolving credit facility. Delphi anticipates obtaining the remaining $1.0 billion funded emergence capital through a rights offering and direct subscription for new common stock in reorganized Delphi. The preliminary modification hearing was originally scheduled to commence on October 23, 2008, but has been adjourned to November 21, 2008. Delphi anticipates emerging from chapter 11 as soon as reasonably practicable. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into the Accommodation Agreement whereby the administrative agent under the facility and the requisite majority of holders of the Tranche A and Tranche B commitments and exposure by amount (the “Required Lenders”) would agree to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility, to the extent already drawn prior to December 31, 2008 (as of November 7, 2008, Delphi had drawn down substantially all of the remaining available amounts under the Amended and Restated DIP Credit Facility), notwithstanding the passing of the maturity date or the failure to comply with certain mandatory prepayment provisions until the earlier to occur of (i) June 30, 2009, but subject to the satisfaction of certain conditions below, (ii) the date on which a plan of reorganization becomes effective, (iii) Delphi’s failure to comply with its covenants under the Accommodation Agreement or (iv) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain mandatory prepayment provisions). However, as referenced above, the outside date of June 30, 2009 for the accommodation period will be shortened to May 5, 2009 if the Debtors have not met one of the following conditions: the Debtors must either (a) have received binding commitments, subject to customary conditions, on or prior to February 27, 2009, for debt and equity financing sufficient for them to emerge from chapter 11 pursuant to the modified Plan or any other plan of reorganization that provides the Required Lenders with the same treatment as that set forth in the modified Plan or (b) have (i) filed, on or prior to February 27, 2009, modifications to the modified Plan or any other plan of reorganization to which the administrative agent does not submit a notice, within ten business days of such filing, informing the Debtors that the Required Lenders affirmatively oppose such modifications or plan of reorganization (a “Notice”), and (ii) on or prior to March 31, 2009, the Debtors must have obtained entry of the Court’s order approving modifications to the disclosure statement with respect to the modified Plan, as may have been further modified, or a disclosure statement with respect to such other plan of reorganization as described above and the approval to re-solicit or solicit votes, as the case may be. The agent would submit a Notice if more than 50% in amount of the holders of Tranche A and Tranche B commitments and exposure vote, within ten business days after the filing of the modifications to the modified Plan or the new plan of reorganization, to oppose such plan modifications (or any such other filed plan of reorganization) on the grounds that such plan was not acceptable to them. Notwithstanding the Accommodation Agreement, (x) Delphi will no longer be able to make additional draws under the facility after December 31, 2008, the maturity date of the Amended and Restated DIP Credit Facility and (y) Delphi will be required to, on or before December 31, 2008, the maturity date of the Amended and Restated DIP Credit Facility, replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility ($97 million as of September 30, 2008). Although Delphi considered seeking an extension of the Amended and Restated DIP Credit Facility, due to the ongoing, unprecedented turbulence in the capital markets and automotive industry, Delphi does not believe it would have been able to obtain the necessary consent of 100% of its lenders to such an extension at this time, though it may consider seeking an extension in the future. In addition, although the Accommodation Agreement will not be entered into by each lender under the Amended and Restated DIP Credit Facility, it is expected to be entered into by the Required Lenders. The Company has been informed that the administrative agent supports the Accommodation Agreement. Delphi has begun seeking the necessary consents to consummate the Accommodation Agreement and anticipates receiving consents from the Required Lenders prior to November 24, 2008, the scheduled hearing date of the motion, though there can be no assurances it will obtain the required consents or Court approval. Absent receipt of the necessary consents and Court approval of the Accommodation Agreement or the ability to obtain an extension or other amendment to the Amended and Restated DIP Credit Facility, Delphi does not anticipate having sufficient cash to pay the outstanding balances upon expiration on December 31, 2008 and still continue to fund its operations. For more information on the existing Amended and Restated DIP Credit Facility, refer to Note 15. Debt.

From the effective date of the Accommodation Agreement through the maturity date of the Amended and Restated DIP Credit Facility, applicable interest rates on amounts drawn will increase by 200 basis points above the rates currently set forth in the Amended and Restated DIP Credit Facility and thereafter, default interest rates apply, increasing otherwise currently-existing applicable interest rates by 200 basis points. In addition, the lenders will receive additional collateral, a pledge of 100% of the equity interests in Delphi’s first-tier foreign subsidiaries (subject to certain perfection restrictions), as compared to 65% of such equity interests presently pledged under the Amended and Restated DIP Credit Facility. Additionally, in connection with the Accommodation Agreement, Delphi has agreed to pay fees to the consenting lenders, which if all lenders consent, would total approximately $85 million.

The Accommodation Agreement as proposed will also contain additional covenants, amend certain of the existing covenants in the Amended and Restated DIP Credit Facility and include additional events of default. New covenants include prescribed minimum global EBITDAR covenants, minimum borrower liquidity availability and mandatory prepayments should the borrowing base be insufficient to support the minimum borrower liquidity availability. Changes to existing covenants include a reduction in the cap on permitted liens on assets of foreign subsidiaries, modifications to certain lien baskets and cash collateral requirements for hedging arrangements and letters of credit and subordination provisions and borrowing base reduction provisions applicable to liens created in respect of secured hedging obligations. New events of default include any: (i) amendment, waiver, supplement or modification to the Amended GSA or the Amended MRA requiring Court approval that, taken as a whole, materially impairs the rights of Delphi or its affiliated debtors as borrowers or guarantors, materially reduces the amount, or decelerates the timing of, any material payments under either such agreement, if the Required Lenders object, (ii) repudiation in writing or termination of the Amended GSA or the Amended MRA by any party thereto, or a failure to perform any obligation thereunder, which failure materially impairs the rights of Delphi or its affiliated debtors as borrowers or guarantors, (iii) certain amendments, waivers, modifications, or supplementations of any term of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement; (iv) any event or condition that results in GM not funding amounts under the GM Advance Agreement; (v) certain sales or other dispositions of assets requiring Court approval if the Required Lenders object; (vi) the enforcement or failure to stay enforcement of a judgment or order against any borrower or guarantor with respect to any amounts advanced under the Amended and Restated DIP Credit Facility; and (vii) payment defaults (subject to certain exceptions and other than upon maturity during the accommodation period, including failure to make mandatory prepayments).

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed, subject to Court approval and subject to the Accommodation Agreement becoming effective, to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008, through the earlier of June 30, 2009, such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility, the termination of the standstill period in the Accommodation Agreement or the Accommodation Agreement in its entirety, and such date as a plan of reorganization becomes effective. The Court is expected to hear Delphi’s motion to amend and extend the GM Advance Agreement concurrently with Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, subject to the amendment to the GM Advance Agreement becoming effective, GM has agreed, subject to certain conditions, to accelerate payment of certain payables to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement, dated as of November 7, 2008, which could result in an additional $100 million of liquidity to Delphi in each of April, May and June of 2009. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. The effectiveness of the Partial Temporary Accelerated Payments Agreement is conditioned on Court approval and, among other things, the satisfaction of the conditions precedent to the proposed amendment to the GM Advance Agreement filed with the Court on November 7, 2008, including the absence of default under the Amended and Restated DIP Credit Facility, as modified by the Accommodation Agreement. There can be no assurances, however that the Court will approve the Accommodation Agreement, the extension of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement, that such agreements will actually become effective or that GM will have sufficient liquidity to accelerate payables to Delphi at such time. Refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for risks and uncertainties related to our business relationship with GM.

Based on its current borrowing base computation, as defined in the Amended and Restated DIP Credit Facility, Delphi’s borrowing base was reduced by the maximum deduction of $75 million for unrealized losses related to Delphi’s hedging portfolio as further described in Note 18. Derivatives and Hedging Activities. As of November 7, 2008, Delphi had drawn down substantially all of the remaining available amounts under the Revolving Facility.

24.	DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. As approved by the Court on January 25, 2008, the Debtors sold investments in non-Debtor affiliates in the amount of $1.4 billion to a non-Debtor affiliate and received a note receivable from non-Debtor affiliates. During the three and nine months ended September 30, 2008, the Debtors received approximately $177 million and $285 million, respectively, of dividends from non-Debtor affiliates and during the three and nine months ended September 30, 2007, the Debtors received approximately $65 million and $74 million, respectively, of dividends from non-Debtor affiliates. Dividends from non-Debtor affiliates are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore were recorded in equity income from non-Debtor affiliates, net of tax.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the six months ended June 30, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. At September 30, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the modifications are approved.

U.S. Employee Workforce Transition Programs — The workforce transition programs offer buy-down payments for eligible traditional employees who did not elect the attrition or flowback options and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability in 2007. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset was being amortized over the life of the respective union agreements. The corresponding wage liability will be reduced as buy-down payments are made. Based on the Amended GSA, Delphi received reimbursement from GM of $230 million during the third quarter of 2008 for certain costs related to the Workforce Transition Programs. In addition, because the Amended GSA provides for reimbursement of payments to be made under the buy-down arrangements with the UAW and IUE-CWA Workforce Transition Programs, $126 million of the related wage asset was reclassified to GM and affiliates accounts receivable on the consolidated balance sheet as of September 30, 2008 and the remaining $90 million of the related wage asset was recorded to reorganization items on the consolidated statement of operations for the three and nine months ended September 30, 2008.

Goodwill Impairment Charges — During the second quarter of 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture segment to be less than its book value. The fair value was also adversely affected by declining industry market valuation metrics. Accordingly, the Debtors recorded $99 million of goodwill impairment charges in the Debtor financial statements during the nine months ended September 30, 2008 related to the Electrical/Electronic Architecture segment. Refer to Note 8. Goodwill for more information.

Income Tax Benefit — Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in SFAS 109 related to items charged directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

As of June 30, 2008, Delphi had disproportionate tax effects in OCI related to the hourly pension and OPEB obligations of a $533 million tax benefit and a $311 million tax expense, respectively. During the three and nine months ended September 30, 2008, Delphi accounted for its hourly pension and OPEB transfer to GM as settlements. Delphi eliminated the disproportionate tax effect in OCI related to the hourly pension and OPEB obligations on a pro rata basis to the amount of the obligation that was settled. Accordingly, Delphi has recorded a net $9 million tax benefit in continuing operations for the nine months ended September 30, 2008, comprised of a $320 million tax benefit and $311 million tax expense related to the hourly pension and OPEB obligation settlement, respectively.

During the second quarter of 2008, because Delphi projected a loss in continuing operations for 2008 and generated a gain in OCI for the six months ended June 30, 2008 the intraperiod tax allocation exception contained in SFAS 109 applied and Delphi recorded a tax benefit of $21 million in continuing operations related to a pre-tax gain in OCI, primarily related to derivative contracts on copper and the Mexican Peso. As Delphi had pre-tax income during the nine months ended September 30, 2008, principally due to the reorganization gain, the intraperiod tax allocation exception referred to above ceased to apply, and accordingly Delphi reversed $21 million of intraperiod tax allocation benefit during the three months ended September 30, 2008.

Also impacting the annual effective tax rate in the three and nine months ended September 30, 2008 was the effectiveness of the Amended MRA and the Amended GSA in September of 2008, which did not generate a U.S. tax expense due to a full valuation allowance on our U.S. deferred tax assets. Delphi continues to maintain a full valuation allowance in the U.S. as it is more likely than not that the benefits will not be recognized.

Assets Held for Sale — The assets held for sale by the Debtors at September 30, 2008 include the net assets held for sale of the non-Debtor affiliates of $322 million which was reclassified from investments in non-Debtor affiliates.

Liabilities Subject to Compromise — The decrease in liabilities subject to compromise as of September 30, 2008 is due to the reductions of pension obligations, postretirement obligations and the GM claim for the U.S. employee workforce transition programs resulting from the effectiveness of the Amended GSA and the Amended MRA during the third quarter of 2008. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information. The remaining other postretirement benefit obligations are primarily for salaried employees.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net Sales	$1,934	$2,903	$6,388	$9,441
Operating expenses:
Cost of sales, excluding items listed below	1,995	3,040	6,686	9,790
U.S. employee workforce transition program charges	22	238	76	232
GM settlement (Note 2 — MRA)	(254)	—	(254)	—
Depreciation and amortization	99	118	306	379
Long-lived asset impairment charges	—	8	7	45
Goodwill impairment charges	—	—	99	—
Selling, general and administrative	193	250	650	734
Securities & ERISA litigation charge	—	21	—	353

Total operating expenses	2,055	3,675	7,570	11,533

Operating loss	(121)	(772)	(1,182)	(2,092)
Interest expense (contractual interest expense for the three and nine months ended September 30, 2008 was $127 million and $367 million, respectively, and for the three and nine months ended September 30, 2007 was $108 million and $326 million, respectively)	(94)	(444)	(275)	(596)
Loss on extinguishment of debt	—	—	(49)	(23)
Other income, net	30	79	25	84
Reorganization items:
GM settlement (Notes 2 and 3 — GSA)	5,332	—	5,332	—
Professional fees and other, net (Note 3)	(8)	(32)	(121)	(98)

Income (loss) from continuing operations before income taxes, minority interest and equity income	5,139	(1,169)	3,730	(2,725)
Income tax expense	(18)	(4)	(3)	(28)

Income (loss) from continuing operations before minority interest and equity income	5,121	(1,173)	3,727	(2,753)
Equity (loss) income from non-consolidated affiliates, net of tax	(17)	8	2	30

Income (loss) from continuing operations	5,104	(1,165)	3,729	(2,723)
Income (loss) from discontinued operations, net of tax (Notes 2 and 4)	72	(33)	(20)	(109)
Equity income from non-Debtor affiliates, net of tax	42	29	369	309

Net income (loss)	$5,218	$(1,169)	$4,078	$(2,523)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	September 30,
	2008	December 31,
	(Unaudited)	2007
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,136	$113
Restricted cash	50	125
Accounts receivable, net:
General Motors and affiliates	850	972
Other third parties	583	623
Non-Debtor affiliates	273	250
Notes receivable from non-Debtor affiliates	65	278
Inventories, net	667	823
Other current assets	257	385
Assets held for sale	397	475

Total current assets	4,278	4,044
Long-term assets:
Property, net	1,302	1,446
Investments in affiliates	281	331
Investments in non-Debtor affiliates	1,831	3,267
Goodwill	53	152
Notes receivable from non-Debtor affiliates	1,429	—
Other	203	512

Total long-term assets	5,099	5,708

Total assets	$9,377	$9,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,728	$2,782
Accounts payable	747	1,007
Accounts payable to non-Debtor affiliates	621	689
Accrued liabilities	1,278	1,328
Liabilities held for sale	186	167

Total current liabilities	6,560	5,973
Long-term liabilities not subject to compromise:
Other long-term debt	20	24
Employee benefit plan obligations and other	888	951

Total long-term liabilities	908	975
Liabilities subject to compromise	11,204	16,276

Total liabilities	18,672	23,224

Stockholders’ deficit:
Total stockholders’ deficit	(9,295)	(13,472)

Total liabilities and stockholders’ deficit	$9,377	$9,752

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Nine Months
	Ended
	September 30,
	2008	2007
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(84)	$(682)

Cash flows from investing activities:
Capital expenditures	(228)	(151)
Proceeds from sale of property	42	12
Proceeds from sale of investment	8	—
Proceeds from divestitures	120	62
Decrease (increase) in restricted cash	75	(12)
Proceeds from notes receivable from non-Debtor affiliates	265	—
Return of investments from non-Debtor affiliates	20	—
Other, net	16	(10)
Discontinued operations	(61)	(19)

Net cash provided by (used in) investing activities	257	(118)

Cash flows from financing activities:
Net borrowings under amended and restated debtor-in-possession facility	3,623	—
(Repayments of borrowings) net proceeds from refinanced debtor-in-possession facility	(2,746)	3,219
Repayments of borrowings from debtor-in-possession facility	—	(250)
Repayments of borrowings under prepetition term loan facility	—	(988)
Repayments of borrowings from prepetition revolving credit facility	—	(1,508)
Repayments of borrowings under other debt agreements	(27)	(7)
Net proceeds from borrowings from non-debtor affiliates	—	65

Net cash provided by financing activities	850	531

Increase (decrease) in cash and cash equivalents	1,023	(269)
Cash and cash equivalents at beginning of period	113	376

Cash and cash equivalents at end of period	$1,136	$107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In light of the increasingly challenging economics in the U.S. automotive industry in recent years, we determined that it was necessary to address and resolve our United States (“U.S.”) legacy liabilities, product portfolio, operational issues and profitability requirements so as to be able to transform our business to meet such challenges. As a result, we intensified our efforts during 2005 to engage our labor unions, as well as General Motors Corporation (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

Accordingly, to transform and preserve the value of the Company, which requires resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”) in the Court. The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the Chapter 11 Filings, continue their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s amended plan of reorganization (the “Plan”) and related amended disclosure statement (the “Disclosure Statement”) became final, but Delphi was unable to consummate the Plan because certain investors under the Plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas detailed below and were based upon a series of global settlements and compromises, including agreements reached with each of Delphi’s principal U.S. labor unions and GM.

On October 3, 2008, Delphi filed proposed modifications to the Plan with the Court. However, there can be no assurances as to when Delphi will receive Court confirmation of or consummate a modified plan or that Delphi would be successful in any other actions necessary if the Plan is not consummated. Delphi’s ability to develop a revised recapitalization plan and continue implementing its transformation plan such that it can consummate the Plan (as modified) or obtain a confirmation order and successfully consummate an alternative plan of reorganization is affected by the substantial uncertainty and a significant decline in capacity in the credit markets, slowing global economic growth and possible recession, and operational challenges due to the overall climate in the U.S. automotive industry. Refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, the rest of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. Until Delphi is able to successfully consummate a confirmed plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11, until one of the following occurs: the order confirming the Plan is modified, a further amended plan of reorganization is confirmed or other dispositive action is taken. For an update on Delphi’s progress implementing its transformation plan, the terms of the Plan and the proposed modifications submitted to the Court, see “Plan of Reorganization and Transformation Plan.”

Although Delphi has made substantial progress in its transformation plan, the substantial uncertainty and significant decline in capacity in the credit market, the global economic downturn generally and the current economic climate in the U.S. automotive industry, are adversely impacting its ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization such that it can complete its transformation plan. Accordingly Delphi continues to face considerable challenges adapting to the current economic environment and mitigating the impact of these challenges on its financial performance. See “Overview of Performance During the Third Quarter of 2008.”

While in chapter 11, Delphi has been supplementing cash from operations and funding its transformation plan with borrowings under its debtor-in-possession first priority revolving credit facility. On May 9, 2008, Delphi entered into an amended and restated DIP credit facility (the “Amended and Restated DIP Credit Facility”). Concurrent with the amendment and restatements of the DIP credit facility, Delphi entered into an agreement with GM whereby GM agreed to advance payments to be made by GM to Delphi following effectiveness of the GM settlement and restructuring agreements (the “GM Advance Agreement”). Refer to Note 15. Debt to the consolidated financial statements for additional information. The Amended and Restated DIP Credit Facility and the GM Advance Agreement both expire on December 31, 2008. On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into an Accommodation Agreement (the “Accommodation Agreement”) whereby the administrative agent under the facility and the requisite majority of holders of Tranche A and Tranche B commitments and exposure by amount (the “Required Lenders”) would agree to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility, to the extent already drawn prior to December 31, 2008, notwithstanding the passing of the maturity date or the failure to comply with certain mandatory prepayment provisions until the earlier to occur of (i) June 30, 2009, but subject to the satisfaction of certain conditions below, (ii) the date on which a plan of reorganization becomes effective, (iii) our failure to comply with our covenants under the Accommodation Agreement or (iv) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain mandatory prepayment provisions). However, as referenced above, the outside date of June 30, 2009 for the accommodation period will be shortened to May 5, 2009 if the Debtors have not met one of the following conditions: the Debtors must either (a) have received binding commitments, subject to customary conditions, on or prior to February 27, 2009, for debt and equity financing sufficient for them to emerge from chapter 11 pursuant to the modified Plan or any other plan of reorganization that provides the Required Lenders with the same treatment as that set forth in the modified Plan or (b) have (i) filed, on or prior to February 27, 2009, modifications to the modified Plan or any other plan of reorganization to which the administrative agent does not submit a notice, within ten business days of such filing, informing the Debtors that the Required Lenders affirmatively oppose such modifications or plan of reorganization (a “Notice”), and (ii) on or prior to March 31, 2009, the Debtors must have obtained entry of the Court’s order approving modifications to the disclosure statement with respect to the modified Plan, as may have been further modified, or such other plan of reorganization as described above. The agent would submit a Notice if more than 50% in amount of the holders of Tranche A and Tranche B commitments and exposure vote, within ten business days after the filing of the modifications to the modified Plan or the new plan of reorganization, to oppose such plan modifications (or any such other filed plan of reorganization) on the grounds that such plan was not acceptable to them. Notwithstanding the Accommodation Agreement, (x) we will no longer be able to make additional draws under the facility after December 31, 2008, the maturity date of the Amended and Restated DIP Credit Facility, and (y) we will be required to, on or before December 31, 2008, the maturity date of the Amended and Restated DIP Credit Facility, replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility ($97 million as of September 30, 2008). Although Delphi considered seeking an extension of the Amended and Restated DIP Credit Facility, due to the ongoing, unprecedented turbulence in the capital markets and automotive industry, Delphi does not believe it would have been able to obtain the necessary consent of 100% of its lenders to such an extension at this time, though it may consider seeking an extension in the future. In addition, although the Accommodation Agreement will not be entered into by each lender under the Amended and Restated DIP Credit Facility, it is expected to be entered into by the Required Lenders. The Company has been informed that the administrative agent supports the Accommodation Agreement. Delphi has begun seeking the necessary consents to consummate the Accommodation Agreement and anticipates receiving consents from the Required Lenders prior to November 24, 2008, the scheduled hearing date of the motion, though there can be no assurances it will obtain the required consents or Court approval. Absent receipt of the necessary consents and Court approval of the Accommodation Agreement or the ability to obtain an extension or other amendment to the Amended and Restated DIP Credit Facility, Delphi does not anticipate having sufficient cash to pay the outstanding balances upon expiration on December 31, 2008 and still continue to fund its operations. Refer to Note 23. Subsequent Events for more information.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed, subject to Court approval and subject to the Accommodation Agreement becoming effective, to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008, through the earlier of June 30, 2009, such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility, the termination of the standstill period in the Accommodation Agreement or the Accommodation Agreement in its entirety, and such date as a plan of reorganization becomes effective. The Court is expected to hear Delphi’s motion to amend and extend the GM Advance Agreement concurrently with Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, subject to the amendment to the GM Advance Agreement becoming effective, GM has agreed, subject to certain conditions to accelerate payment of certain payables to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement, dated as of November 7, 2008, which could result in an additional $100 million of liquidity to Delphi in each of April, May and June of 2009 (the “Partial Temporary Accelerated Payments Agreement”). The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. The effectiveness of the Partial Temporary Accelerated Payments Agreement is conditioned on Court approval and, among other things, the satisfaction of the conditions precedent to the proposed amendment to the GM Advance Agreement filed with the Court on November 7, 2008, including the absence of default under the Amended and Restated DIP Credit Facility, as modified by the Accommodation Agreement. There can be no assurances, however that the Court will approve the Accommodation Agreement, the extension of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement, that such agreements will actually become effective or that GM will have sufficient liquidity to accelerate payables to Delphi at such time. Refer to Note 23. Subsequent Events to the consolidated financial statements for additional information and refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for risks and uncertainties related to our business relationship with GM.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, as detailed below, including agreements reached with each of Delphi’s principal U.S. labor unions and GM. The Plan incorporates, approves, and is consistent with the terms of each agreement. On October 3, 2008, Delphi filed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which as detailed below reflect the substantial progress Delphi has made in implementing each area of its transformation plan.

GM — Conclude negotiations with GM to finalize financial support for certain of Delphi’s legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

Delphi and GM have entered into comprehensive settlement agreements consisting of the Global Settlement Agreement, as amended (the “GSA”) and the Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA, as amended through January 25, 2008, comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and the MRA as approved provide that such agreements were not effective until and unless Delphi emerges from chapter 11. However, as part of Delphi’s overall negotiations with its stakeholders to further amend the Plan and emerge from chapter 11 as soon as practicable, Delphi agreed with GM and filed further amendments to the GSA and MRA (the “Amended MRA”) with the Court on September 12, 2008 and subsequently entered into an additional amendment to the GSA as of September 25, 2008 (as so amended, the “Amended GSA”). On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the agreements as described in more detail below. The Court approved such amendments on September 26, 2008 and the Amended GSA and Amended MRA became effective on September 29, 2008. These amended agreements include provisions related to the transfer of certain legacy pension and other postretirement benefit obligations and became effective independent of and in advance of substantial consummation of an amended plan of reorganization. The effectiveness of these agreements resulted in a material reduction in Delphi’s liabilities and future expenses related to U.S. hourly workforce benefit programs.

Global Settlement Agreement — The Amended GSA resolves outstanding issues between Delphi and GM, including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999, including certain post-separation claims and disputes; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under a Delphi plan of reorganization; and various other legacy U.S. hourly workforce benefit issues. Except for the second step of the transfer of a substantial portion of the assets and liabilities under the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) as specifically noted below, the obligations under the Amended GSA are not conditioned on the effectiveness of an amended plan of reorganization.

The Amended GSA addresses commitments by Delphi and GM regarding other U.S. hourly workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”), pension obligations, and other GM contributions with respect to labor matters and releases. In the third quarter of 2008, Delphi recorded a net reorganization gain of $5.3 billion. In addition, under the Amended GSA Delphi received net cash from GM totaling $641 million on September 30, 2008, principally related to reimbursement of hourly OPEB benefit payments since January 1, 2007 and amounts paid by Delphi under special attrition programs.

The following table provides each component of the net reorganization gain recorded for the elements of the Amended GSA that were implemented during the third quarter of 2008 and which are described in more detail below. The table also reflects the net cash received on September 30, 2008 attributable to each of the elements of the Amended GSA:

	Reorganization	Cash Received
	Gain (Loss)	From GM
	(in millions)

Hourly Pension Plan Settlement:
Hourly Plan First Pension Transfer to GM	$2,083	$—
Recognition of Hourly Plan related OCI amounts	(494)	—
Hourly OPEB Settlement:
GM assumption of OPEB obligation	6,821	—
Recognition of OPEB related OCI amounts	266	—
Allowed Claims and Other:
Allowed GM administrative claim	(1,628)	—
Allowed GM general unsecured claim	(2,500)	—
Allowed IUE-CWA and USW claims	(129)	—
OPEB reimbursement from GM	353	350
Special attrition programs	491	230
Other, net	69	61

Total, net	$5,332	$641

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employee Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). The 414(l) Net Liability Transfer is to occur in two separate steps and is sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $486 million from the Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The $486 million transferred represents 90% of the estimated $540 million of assets to be transferred under the First Pension Transfer. The remaining 10% of the assets will be transferred within six months upon finalization of the related valuations. The transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit, and the obligations of the Hourly Plan were remeasured prior to the transfer occurring. Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for further information. Delphi recognized $494 million of previously unrecognized actuarial losses recorded in other comprehensive income (“OCI”), which represents the pro rata portion of the projected benefit obligation transferred to GM relative to the total projected benefit obligation of the Hourly Plan.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”), will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA and (ii) contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA. Due to the effectiveness of the Second Pension Transfer being contingent upon Delphi’s emergence from chapter 11, it does not meet the criteria for settlement accounting as of September 30, 2008. Delphi will continue to account for the remaining pension liability under Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, until such time that it is settled, which is currently anticipated to be upon emergence from chapter 11.

Hourly Plan Freeze and Triggering of Benefit Guarantees — As provided for under the union settlement agreements, Delphi will freeze its Hourly Plan for future benefit accruals as of November 30, 2008. In addition, certain eligible hourly employees will receive up to seven years of credited service under the pension and OPEB plans sponsored by GM.

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees, which was included in the reorganization gain. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the transfer date constitute a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Refer to Note 17. Pensions and Other Postretirement Benefits to the consolidated financial statements for further information. Delphi recognized $266 million of previously unrecognized actuarial gains recorded in OCI. Additionally, on September 30, 2008, GM reimbursed Delphi approximately $350 million for previous OPEB payments made to the hourly workforce from and after January 1, 2007.

Allowed GM Administrative and General Unsecured Claims — In connection with the 414(l) Net Liability Transfer, GM will receive an allowed administrative claim in the amount of up to $2.1 billion, to be provided in two steps. Upon completion of the First Pension Transfer on September 29, 2008, GM received a claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. Upon completion of the Second Pension Transfer, which will occur upon the effectiveness of an amended plan of reorganization that satisfies the requirements of the Amended GSA, GM will receive the balance of the $2.1 billion claim. Of the $2.1 billion administrative claim, $1.6 billion was recognized and included in the reorganization gain in the third quarter of 2008 and $427 million will be granted and recognized by Delphi when the remaining assets and liabilities allocable to certain participants of the Delphi Hourly Plan included in the 414(l) Net Liability Transfer are transferred to the GM Hourly-Rate Employees Pension Plan. The amount of the claim to be granted upon completion of the Second Pension Transfer is not dependent upon the amount of the assets and liabilities at the time of the transfer.

With respect to GM’s claims in the Company’s chapter 11 cases, GM has agreed to a general unsecured claim of $2.5 billion, primarily for OPEB and special attrition programs for the U.S. hourly workforce, and to subordinate its recovery on such claim until other general unsecured creditors have achieved a recovery of 20% of the allowed amount of their claims (other than holders of claims arising from Delphi’s trust preferred securities). Once Delphi’s other general unsecured creditors have received a distribution of 20% of the allowed amount of their claims, if there is any remaining value to be distributed, GM would receive a distribution on its general unsecured claim until it has received a 20% distribution on such claim amount. Once GM has received a 20% distribution on its general unsecured claim, and if there is any remaining value to be distributed, any additional distributions would be shared ratably between GM and Delphi’s other general unsecured creditors.

Upon Delphi’s emergence from bankruptcy, the plan of reorganization may, subject to certain conditions, satisfy GM’s administrative claim through the issuance of non-voting convertible preferred stock, provided that (i) Delphi’s exit financing does not exceed $3.0 billion (plus a revolving credit facility), (ii) no equity securities are issued that are senior to or pari passu with GM’s preferred stock, (iii) the plan of reorganization provides for the GM releases as described in the Amended GSA, and (iv) the plan of reorganization contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA.

If all conditions for the receipt by GM of the preferred stock described above are satisfied, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive pro rata distributions of common stock in reorganized Delphi to the extent necessary to permit such holders to receive 20% of their allowed general unsubordinated unsecured claims, which distributions are dependent upon an agreed valuation formulation set forth in the Amended GSA, and the distribution of non-voting convertible preferred stock to GM will be reduced by a corresponding amount. In the event that total enterprise value set forth in the plan of reorganization or disclosure statement (as subsequently modified hereafter) exceeds $7.13 billion, Delphi and GM have agreed to work in good faith with the official committee of unsecured creditors to establish a reasonable allocation of the value in excess of $7.13 billion in light of the actual economic value of a reorganized Delphi.

If any of the conditions to GM’s acceptance of preferred stock in satisfaction of its administrative claim is not satisfied or waived by GM, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive 50% of all distributions that would otherwise be made to GM on account of its $2.1 billion administrative claim up to the amount necessary for such holders to receive an aggregate distribution of up to $300 million, exclusive of any value received as a result of such holders participation in any rights offering.

GM and certain related parties and Delphi and certain related parties have exchanged broad, global releases, effective as of the effective date of the Amended GSA (which releases do not apply to certain surviving claims as set forth in the Amended GSA). In addition to providing a release to GM, the Company agreed to withdraw with prejudice the sealed complaint (the “GM Complaint”) filed against GM in the Court on October 5, 2007.

Allowed IUE-CWA and USW Claims — General unsecured claims in the amounts of $126 million and $3 million were granted to the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America (“IUE-CWA”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (the “USW”), respectively, under the respective labor settlement agreements.

Special Attrition Programs — The reorganization gain included $491 million related to the 2006 and 2007 special attrition programs because these programs were directly related to the chapter 11 cases. GM reimbursed Delphi $230 million related to the funding of various 2007 U.S. hourly workforce special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements. Additionally, previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. Refer to Note 16. U.S. Workforce Transition Programs to the consolidated financial statements for more information.

Other, Net — Other, net of $69 million includes a $51 million reimbursement from GM related to the U.S. labor settlement agreement with the IUE-CWA, dated August 5, 2007, of which $25 million is reimbursement of costs and expenses incurred by Delphi in connection with the execution and performance of the IUE-CWA labor agreement and $26 million is reimbursement to Delphi for a portion of the allowed claim under the IUE-CWA labor agreement.

Master Restructuring Agreement — The Amended MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of an amended plan of reorganization. Upon effectiveness of the Amended MRA in the third quarter of 2008, Delphi received net cash from GM totaling $559 million and recognized related pre-tax earnings of $355 million, of which $254 million was recorded in GM settlement in operating expenses and $101 million was recorded in discontinued operations. GM’s obligations under the Amended MRA will not be subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) employees would survive any such termination).

The following table shows each component of the pre-tax earnings recorded upon effectiveness of the Amended MRA in the third quarter of 2008 and the cash received on September 30, 2008:

	GM Settlement Gain	Cash Received
	in Pre-Tax Earnings	From GM
	(in millions)

Reimbursement of hourly labor costs	$272	$273
Production cash burn breakeven reimbursement	81	74
Working capital backstop — Steering Business	—	210
Other	2	2

Total, net	$355	$559

Continuing operations	$254
Discontinued operations	$101

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with a Keep Site Facilitation Fee of $110 million annually in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, and consistent with Delphi’s policy, Delphi will recognize in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. On September 30, 2008, Delphi received payment from GM of $273 million for retroactive labor costs from October 1, 2006 through September 30, 2008. Of the total received, $239 million was included in GM settlement as a reduction of operating expenses and $33 million was included in discontinued operations as it related to the Steering Business and the Interiors and Closures Business. Delphi will refund $1 million of the payment to GM based on agreed upon revisions to the estimates paid. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, Delphi recorded the labor subsidy amounts will be recognized as a reduction of cost of sales. Future labor subsidy amounts received from GM will be recognized in the period receivable from GM, and will be treated as a reduction to cost of sales or discontinued operations, as appropriate.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM will provide operating cash flow breakeven support, or production cash burn breakeven (“PCBB”) from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. GM reimbursed Delphi $74 million on September 30, 2008 for the retroactive portion of the PCBB payments through August 2008. For the three and nine months ended September 30, 2008, Delphi recognized $81 million for the retroactive portion of the PCBB amounts received or receivable through September 2008, of which $15 million was included in GM settlement as a reduction of operating expenses and $66 million was included in discontinued operations. Future PCBB reimbursement, including capital spending, received from GM will be recognized contemporaneously as incurred, and will be treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate.

Working Capital Backstop — Steering Business — GM has agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. This payment was recorded as a deferred liability as of September 30, 2008. GM has agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by August 31, 2010. In the event of a sale to a third party, Delphi will reimburse GM for the amount of the advance, and GM will pay Delphi an amount equal to the lesser of (a) $210 million and (b) two thirds of the amount, if any, by which the net working capital associated with the business exceeds the sales proceeds. In the event the Steering Business is not sold to a third party and is purchased by GM, the $210 million deferred liability will be retained by Delphi to the extent it meets the working capital criteria as defined in the Amended MRA at the time of the transfer. The Steering Business is reported as discontinued operations, refer to Note 4. Discontinued Operations to the consolidated financial statements for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM will reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi will recognize future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments in future periods. There is no financial impact related to this matter in the third quarter of 2008.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a revised chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. There is no financial impact for this matter in the third quarter of 2008. The accelerated payments will result in an increase in cash and a reduction in accounts receivable and will have no impact on the statement of operations.

Pensions — Devise a workable solution to the current pension funding situation, whether by deferring contributions to the pension trusts or otherwise.

Since entering chapter 11 Delphi has limited its contributions to the Hourly Plan, the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan (together, the “Pension Plans”) to amounts necessary to fund benefits accrued on account of postpetition service.

Pursuant to the pertinent terms of certain pension funding waivers secured from the IRS in 2006 and 2007, Delphi provided to the PBGC letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers earlier this year, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit were deposited into the Hourly and Salaried Plans and recognized as Delphi funding contributions to the respective plans for the plan year ended September 30, 2008. The proceeds funded all postpetition benefits accrued under the Hourly Plan for the third quarter of 2008 and all but approximately $7 million of the postpetition benefits accrued under the Salaried Plan during the third quarter of 2008. Approximately $395,000 of postpetition benefits were accrued but unpaid during the third quarter of 2008 for the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan. No contribution for postpetition or prepetition service was due for the ASEC Manufacturing Retirement Program. As permitted under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), Delphi elected to defer quarterly contributions necessary to satisfy these remaining obligations until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and September 15, 2009 for the subsidiary plans. Delphi may continue to defer quarterly contributions in this manner until emergence from chapter 11 and will periodically consider whether or not to make future quarterly payments; however due to the freeze of the Pension Plans and pending freeze of the Hourly Plan discussed below, Delphi does not expect future accruals for postpetition benefits to be material.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi froze the Salaried Plan, the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Delphi reached agreement with its labor unions to allow Delphi to freeze the Hourly Plan effective as of November 30, 2008 for those with traditional benefits. Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for more information.

Also, Delphi’s negotiations with its labor unions and GM regarding the Hourly Plan culminated in agreements that Delphi believes will enable the Company to satisfy its pension funding obligations to the Hourly Plan upon emergence from chapter 11 through a combination of emergence contributions and a transfer of certain unfunded liabilities to a pension plan sponsored by GM to avoid any accumulated funding deficiency in the Delphi Hourly Plan at September 30, 2008. Pursuant to these agreements, Delphi transferred approximately $2.1 billion in net unfunded pension liabilities, including $486 million in assets, of its Hourly Plan to the GM Hourly-Rate Employees Pension Plan on September 29, 2008, and will transfer substantially all of the remaining assets and liabilities of the Hourly Plan upon emergence from chapter 11. With respect to pension liabilities that remain in the Hourly Plan, as well as pension liabilities under the other Delphi Pension Plans, the Company intends to meet the minimum funding standard under section 412 of the Code upon emergence from chapter 11.

Delphi has not made contributions on account of prepetition services and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million and $226 million for plan years ended September 30, 2006 and September 30, 2007, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure could approximate $383 million. The 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008. As such, the exposure to the 100% excise tax for the Delphi Hourly Plan has been eliminated.

Although the IRS could assert the excise tax assessments described above, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of September 30, 2008, no amounts have been recorded for any potential excise tax assessment.

Upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the Pension Plans. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the Pension Plans at the date of emergence.

Labor — Modify our labor agreements to create a more competitive arena in which to conduct business.

During the second quarter of 2007, Delphi signed an agreement with the UAW, and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject their U.S. labor agreements and to modify retiree benefits (the “1113/1114 Motion”). As applicable, these agreements also, among other things, modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements became effective in 2007, and the remaining portions were tied to the effectiveness of the GSA and the MRA, and substantial consummation of the Plan as confirmed by the Court. However, as noted above, Delphi filed amendments to the GSA and the MRA in the Court on September 12, 2008, and subsequently entered into an additional amendment to the GSA as of September 25, 2008. The Court approved such amendments on September 26, 2008. The Amended GSA and the Amended MRA became effective on September 29, 2008.

In addition, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with its new focus.

In 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. In connection with the Company’s continuous evaluation of its product portfolio, in the second quarter of 2008, Delphi determined that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst product line and the global exhaust business (included in the Powertrain Systems segment), and the steering and halfshaft product lines and interiors and closures product lines (included in discontinued operations), the Company’s non-core product lines are included in the Automotive Holdings Group segment, refer to Note 21. Segment Reporting to the consolidated financial statements.

Delphi has continued sale and wind-down efforts with respect to non-core product lines and manufacturing sites. The sale and wind-down process is being conducted in consultation with the Company’s customers, labor unions and other stakeholders to carefully manage the transition of affected product lines and manufacturing sites. The disposition of any U.S. operation is also being accomplished in accordance with the requirements of the Bankruptcy Code and union labor contracts as applicable. The Company also has consulted with the works councils in accordance with applicable laws regarding any sale or wind-down of affected manufacturing sites in Europe.

During the first nine months of 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line and closed on the sales of the interiors and closures product line, the North American brake components machining and assembly assets, the global bearings business and the U.S. suspensions business. Additionally, under an order providing Delphi with authority to sell certain assets that do not exceed $10 million without further Court approval, Delphi entered into an agreement to sell its power products business. Refer to Note 4. Discontinued Operations and Note 5. Acquisitions and Divestitures to the consolidated financial statements for more information.

Costs recorded in the three and nine months ended September 30, 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived, employee termination benefits and other exit costs and U.S. employee workforce transition program charges. Refer to Note 7. Long-Lived Asset Impairment, Note 8. Goodwill, Note 9. Employee Termination Benefits and Other Exit Costs, and Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in millions)

Long-lived asset impairment charges	$5	$23	$13	$222
Goodwill impairment charges	—	—	168	—
Employee termination benefits and other exit costs	153	112	346	532
U.S. employee workforce transition program charges	23	244	80	238

Total	$181	$379	$607	$992

Core product lines	154	273	473	390
Non-core product lines	19	47	79	272
Discontinued operations	8	59	55	330

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that our organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses necessary to support its realigned portfolio. These initiatives include financial services, information technology and certain sales administration outsourcing activities, reduction of our global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with more competitive industry levels. However, additional investment is required to fully implement these initiatives and we do not expect to fully realize substantial savings until 2009 and beyond.

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

During 2007, in exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA described above, Delphi recognized $79 million of expense related to these fees and other expenses during the nine months ended September 30, 2008.

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not presently intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against Appaloosa and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on October 27, 2008, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including January 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including March 31, 2009.

On October 3, 2008, Delphi filed modifications to the Plan and related modifications to the Disclosure Statement with the Court. As detailed below, in order to facilitate its emergence from chapter 11, Delphi anticipates it will need to raise approximately $3.75 billion of funded emergence capital through a combination of term debt and rights to purchase equity, comprised of at least $2.75 billion in funded first and second lien debt, plus up to $1.2 billion of unfunded debt through an asset-backed revolving credit facility. Delphi anticipates obtaining the remaining $1.0 billion funded emergence capital through a rights offering and direct subscription for new common stock in reorganized Delphi.

To achieve the recoveries contemplated in the modifications to the Plan, Delphi will be required to achieve its target of $3.75 billion in funded emergence capital and the discount rights offering will be backstopped or fully subscribed at a discount not to exceed 40% of Plan Equity Value. In the event that these targets are not achieved, then, pursuant to the Company’s agreements with GM, Delphi would be required to procure GM’s consent regarding any modification to GM’s recovery and the minimum recovery to holders of unsubordinated general unsecured claims would be proportionally reduced.

The preliminary Plan modification hearing was originally scheduled for October 23, 2008, and has been adjourned to November 21, 2008. The modifications to the Plan currently provide for the following recoveries:

•	All senior secured debt will be refinanced and paid in full and all allowed administrative and priority claims will be paid in full.

•	Trade and Other Unsecured Claims, including senior notes, but not including the subordinated notes which are contractually subordinated to the senior notes, will be satisfied with $1.238 billion in a combination of rights and common stock of reorganized Delphi, at a midpoint per share total enterprise value of $20.00.

•	GM will receive $2.1 billion of Series D Convertible Preferred Stock in satisfaction of its allowed administrative claim of $2.1 billion and its allowed general unsecured claim of $2.5 billion.

•	Holders of our existing equity securities will receive Post-Emergence Rights exercisable to purchase up to 26,187,745 shares of common stock of reorganized Delphi at an exercise price of $17.00 per share. To the extent that any Post-Emergence Rights are exercised, the gross proceeds generated from the exercise thereof will be used to repurchase up to 25% of the shares of Series D Convertible Preferred Stock held by GM.

Delphi will not emerge from bankruptcy as a going concern unless and until the modified Plan becomes effective. There can be no assurances that the terms of the modified Plan will not change due to market conditions, the Court’s requirements or otherwise. Moreover, the effectiveness of the Plan is subject to a number of conditions, including the entry of certain orders by the Court and the obtaining of necessary emergence capital. Delphi is currently seeking $2.75 billion of funded emergence capital in addition to the emergence capital which Delphi is seeking to raise through a rights offering. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied.

The Amended GSA and the Amended MRA became effective during the third quarter of 2008. For costs and benefits and timing of recognition related to these agreements, refer to the detailed discussion under GM above. The cost related to the remaining components of the transformation plan will be recognized in the Company’s consolidated financial statements as each other element of the Plan (as modified), including the remaining portions of the U.S. labor agreements, or as the terms of any future confirmed plan of reorganization, become effective. The Plan (as modified) and the agreements incorporated therein will significantly impact Delphi’s accounting for long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

If the modified Plan becomes effective, Delphi expects to emerge from chapter 11 as a stronger, more financially sound business with viable U.S. operations that are well-positioned to advance global enterprise objectives. There can be no assurances, however, that Delphi will be successful in achieving its objectives. There are a number of risks and uncertainties inherent in the chapter 11 process, including those detailed in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A. Risk Factors, Part II, Item 1A. Risk Factors in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder Delphi’s ongoing business activities and its ability to operate, fund and execute Delphi’s business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Overview of Performance During the Third Quarter of 2008

Delphi believes that several significant issues are continuing to impact our financial performance, including (a) a competitive U.S. vehicle production environment for domestic original equipment manufacturers resulting in the reduced number of motor vehicles that GM, our largest customer, produces annually in the U.S. and pricing pressures; (b) increasingly volatile commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which have historically inhibited Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases. Although the 2006 UAW and IUE-CWA U.S. employee workforce transition programs and the U.S. labor settlement agreements entered into in 2007, together with the effectiveness of the Amended GSA and the Amended MRA have allowed us to begin reducing our legacy labor liabilities, transitioning our workforce to more competitive wage and benefit levels and exit non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to continue providing significant financial support in accordance with the provisions of the Amended GSA and Amended MRA. We are beginning to see the benefits of decreased labor costs as a result of the attrition plans included in the workforce transition programs. However, we still have future costs to incur to complete our transformation plan, divest of non-core operations and realign our cost structure to match our more streamlined product portfolio.

Additionally, the substantial uncertainty and significant decline in capacity in the credit markets, the global economic downturn, generally and the current economic climate in the U.S. automotive industry, are adversely impacting our ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization so that we may complete our transformation plan. Delphi continues to face considerable challenges due to revenue decreases in the U.S. and related pricing pressures stemming from a substantial reduction in GM’s North American vehicle production in recent years. Our sales to GM have declined since our separation from GM, principally due to declining GM North America (“GMNA”) production, the impact of customer-driven price reductions, and GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. During the nine months ended September 30, 2008, production in GMNA decreased due to work stoppages at American Axle, a Delphi customer which ultimately sells its products to GM as a sub-assembly of their final part (“Tier 1”), based in Detroit, Michigan (the “work stoppages”). The work stoppages forced GM to slow down production for approximately three months at certain of their manufacturing plants, which has also slowed production of other Tier 1 suppliers, including Delphi. In the third quarter of 2008, GM North America produced 0.9 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 11% from the third quarter of 2007 production levels. Production levels have not increased to fully recover volumes lost as a result of the work stoppages and we expect the continued

trend toward passenger cars and away from light duty pick-up trucks and sport utility vehicles will prevent recovery of the volume lost as a result of the work stoppages. This has resulted in unfavorable revenue mix for Delphi as our content per vehicle is lower on cars than trucks. During the third quarter of 2008, these challenges intensified as a result of the continued downturn in general economic conditions, including reduced consumer spending and confidence, high oil prices and tight credit markets, all of which have resulted in domestic vehicle manufacturers reducing production forecasts and taking other restructuring actions (which hereinafter we refer to as recent consumer trends and market conditions).

During the third quarter of 2008 we continued to be challenged by commodity cost increases, most notably copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel charges. We are continually seeking to manage these and other material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during the third quarter of 2008. We will continue and increase our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts incurred on quoted customer programs. Toward the end of the third quarter of 2008 and into the early part of the fourth quarter of 2008, the market price of certain commodities, including copper and oil prices, declined significantly and may foreshadow lower cost petroleum-based resin products and lower fuel charges in the future; however prices remain extremely volatile, complicating hedging strategies and other efforts to plan and manage such costs. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Overview of Net Sales and Net Income (Loss) During the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,					Nine Months Ended September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,366	31%	$2,031	38%	$(665)	$4,490	30%	$6,441	38%	$(1,951)
Other customers	3,011	69%	3,248	62%	(237)	10,373	70%	10,520	62%	(147)

Total net sales	$4,377		$5,279		$(902)	$14,863		$16,961		$(2,098)

Income (loss) from continuing operations	$5,143		$(1,149)		$6,292	$4,054		$(2,348)		$6,402
Income (loss) from discontinued operations, net of tax	75		(20)		95	24		(175)		199

Net income (loss)	$5,218		$(1,169)		$6,387	$4,078		$(2,523)		$6,601

Our non-GM sales from continuing operations in the third quarter and first nine months of 2008 declined slightly. Excluding the impact of favorable foreign currency exchange rates, non-GM sales decreased 12% and 7% for the third quarter and first nine months of 2008, respectively, primarily due to the sale of Delphi’s original equipment and aftermarket catalyst business (the “Catalyst Business”) in the third quarter of 2007 and the migration of our converter business to a non-consolidated venture during the fourth quarter of 2007. GMNA sales decreased due to a reduction of 11% and 19% in production by GMNA for the third quarter and first nine months of 2008, respectively, which includes the wind down and closure of certain plants and divestitures in our Automotive Holdings Group segment which were predominately GM related, as well as the impact of the consumer trends and market conditions. GMNA sales represented approximately 21% of total net sales for the three months ended September 30, 2008, as compared to approximately 30% of total net sales for the three months ended September 30, 2007. As GM sales decreased due to reduced GMNA volumes, non-GM sales increased as a percentage of total net sales from continuing operations to 69% and 70% for the third quarter and first nine months of 2008. In the third quarter and first nine months of 2008, GM sales from continuing operations decreased 33% and 30% from the third quarter and first nine months of 2007, respectively, and represented 31% and 30% of total net sales from continuing operations for the third quarter and first nine months of 2008, respectively.

The increased net income reflects the non-recurring gains related to the GM settlements of $5.7 billion, including $5,332 million related to the Amended GSA and $355 million related to the Amended MRA, recorded during the third quarter of 2008. Excluding the impact of the GM settlement gains, the three and nine months ended September 30, 2008 would have resulted in a net loss of $469 million and $1.6 billion, respectively, compared to a net loss of $1.2 billion and $2.5 billion for the three and nine months ended September 30, 2007, respectively. Net income for the three and nine months ended September 30, 2008 was favorably impacted by the following items:

•	$369 million of interest expense recorded in the third quarter of 2007 related to certain prepetition claims that were determined to be probable of becoming an allowed claim in accordance with the Plan;

•	$217 million and $347 million, respectively, of reduced warranty expenses, primarily due to the forgiveness of $112 million in warranty amounts;

•	$69 million and $28 million, respectively, of favorable foreign currency fluctuations and transactions;

•	$21 million and $353 million, respectively, of the absence of Securities and ERISA litigation charges recorded during the three and nine months ended September 30, 2007;

•	$186 million of lower employee termination benefits and other exit costs during the nine months ended September 30, 2008, primarily related to the exit of the manufacturing facility in Cadiz, Spain during the nine months ended September 30, 2007; and

•	$209 million of decreased long-lived asset impairment charges, primarily included within loss from discontinued operations during the nine months ended September 30, 2007.

Offsetting these improvements were goodwill impairment charges of $168 million, related to our Electrical/Electronic Architecture segment, recorded during the nine months ended September 30, 2008.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2008 versus Three and Nine Months Ended September 30, 2007

The Company’s sales and operating results for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$1,366	31%	$2,031	38%	$(665)	$4,490	30%	$6,441	38%	$(1,951)
Other customers	3,011	69%	3,248	62%	(237)	10,373	70%	10,520	62%	(147)

Total net sales	$4,377		$5,279		$(902)	$14,863		$16,961		$(2,098)
Cost of sales	4,117		5,111		994	13,835		16,071		2,236

Gross margin(a)	$260	5.9%	$168	3.2%	$92	$1,028	6.9%	$890	5.2%	$138
U.S employee workforce transition program charges	22		197		175	76		191		115
GM settlement — MRA	(254)		—		254	(254)		—		254
Depreciation and amortization	206		215		9	635		672		37
Long-lived asset impairment charges	5		14		9	13		54		41
Goodwill impairment charges	—		—		—	168		—		(168)
Selling, general and administrative	377		384		7	1,118		1,142		24
Securities & ERISA litigation charge	—		21		21	—		353		353

Operating income (loss)	$(96)		$(663)		$567	$(728)		$(1,522)		$794
Interest expense	(93)		(454)		361	(312)		(628)		316
Loss on extinguishment of debt	—		—		—	(49)		(23)		(26)
Other income, net	50		23		27	73		62		11
Reorganization items:
GM settlement — GSA	5,332		—		5,332	5,332		—		5,332
Professional fees and other, net	(24)		(39)		15	(162)		(120)		(42)

Income (loss) from continuing operations before income taxes, minority interest and equity income	$5,169		$(1,133)		$6,302	$4,154		$(2,231)		$6,385
Income tax expense	(5)		(15)		10	(78)		(116)		38

Income (loss) from continuing operations before minority interest and equity income	$5,164		$(1,148)		$6,312	$4,076		$(2,347)		$6,423
Minority interest, net of tax	(5)		(11)		6	(28)		(35)		7
Equity (loss) income, net of tax	(16)		10		(26)	6		34		(28)

Income (loss) from continuing operations	$5,143		$(1,149)		$6,292	$4,054		$(2,348)		$6,402
Income (loss) from discontinued operations, net of tax	75		(20)		95	24		(175)		199

Net income (loss)	$5,218		$(1,169)		$6,387	$4,078		$(2,523)		$6,601

(a)	Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, GM settlement, Depreciation and amortization, Long-lived asset impairment charges and Goodwill impairment charges).

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

Net Sales
Net Sales for the Three Months Ended September 30, 2008 versus September 30, 2007.  Below is a summary of Delphi’s sales for the three months ended September 30, 2008 versus September 30, 2007.

	Three Months Ended
	September 30,					Variance Due To:
						Price
					Favorable/	Reductions
	2008		2007		(Unfavorable)	and Volume	FX	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$1,366	31%	$2,031	38%	$(665)	$(713)	$38	$10	$(665)
Other customers	3,011	69%	3,248	62%	(237)	(381)	138	6	(237)

Total net sales	$4,377		$5,279		$(902)	$(1,094)	$176	$16	$(902)

Total sales for the three months ended September 30, 2008 decreased $902 million. GM sales for the three months ended September 30, 2008 decreased $665 million to 31% of total sales, primarily due to decreases in GMNA volume of 11% and contractual price reductions. Primarily as a result of portfolio transformation related to non-core businesses and recent consumer trends and market conditions, during the three months ended September 30, 2008, our GMNA content per vehicle was $1,055, 34% lower than the $1,610 content per vehicle for the three months ended September 30, 2007. GM sales were also decreased by the impact of certain plant closures and divestitures in our Automotive Holdings Group segment. The decrease in GM sales was offset slightly as a result of favorable fluctuations in foreign currency exchange rates, primarily driven by the Euro, Brazilian Real, Polish Zloty, Hungarian Forint and Chinese Renminbi, as well as commodity pass-through.

Other customer sales for the three months ended September 30, 2008 decreased by $237 million, but increased to 69% of total sales, primarily due to the decrease in GM sales. Excluding the impact of foreign currency exchange, other customer sales decreased by $375 million, or 12%, due to decreased volume, of which $82 million was related to the migration of our converter business to a non-consolidated venture during 2007, $53 million was related to the sale of the Catalyst Business in the third quarter of 2007 and additional decreases were a result of certain plant closures and divestitures in our Automotive Holdings Group segment, as well as contractual price reductions.

Net Sales for the Nine Months Ended September 30, 2008 versus September 30, 2007.  Below is a summary of Delphi’s sales for the nine months ended September 30, 2008 versus September 30, 2007.

	Nine Months Ended
	September 30,					Variance Due To:
						Price
					Favorable/	Reductions
	2008		2007		(Unfavorable)	and Volume	FX	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$4,490	30%	$6,441	38%	$(1,951)	$(2,136)	$154	$31	$(1,951)
Other customers	10,373	70%	10,520	62%	(147)	(819)	636	36	(147)

Total net sales	$14,863		$16,961		$(2,098)	$(2,955)	$790	$67	$(2,098)

Total sales for the nine months ended September 30, 2008 decreased $2,098 million. GM sales for the nine months ended September 30, 2008 decreased $1,951 million to 30% of total sales, primarily due to decreases in GMNA volume of 19% and contractual price reductions. Approximately $636 million of the GMNA sales decrease is due to the work stoppages. Primarily as a result of portfolio transformation related to non-core businesses and recent consumer trends and market conditions, during the nine months ended September 30, 2008, our GMNA content per vehicle was $1,188, 27% lower than the $1,628 content per vehicle for the nine months ended September 30, 2007. GMNA sales were also decreased by the impact of certain plant closures and divestitures in our Automotive Holdings Group segment. The decrease in GMNA sales was offset slightly as a result of favorable fluctuations in foreign currency exchange rates; primarily driven by the Euro, Brazilian Real, Polish Zloty, Hungarian Forint and Chinese Renminbi; as well as increases in volume of GM sales in international locations.

Other customer sales for the nine months ended September 30, 2008 decreased by $147 million but increased to 70% of total sales, primarily due to favorable foreign currency exchange impacts. Excluding the impact of foreign currency exchange, other customer sales decreased by $783 million, or 7%, due to decreased volume, of which $369 million was related to the migration of our converter business to a non-consolidated venture during 2007, and $148 million was related to the sale of the Catalyst Business in the third quarter of 2007. Additional decreases were a result of certain plant closures and divestitures in our Automotive Holdings Group segment, as well as contractual price reductions.

Operating Results
Below is a summary of the variances in Delphi’s operating results for the three and nine months ended September 30, 2008 versus September 30, 2007.

Gross Margin for the Three Months Ended September 30, 2008 versus September 30, 2007.  Gross margin increased $92 million to $260 million, or 5.9%, as a percentage of sales, for the three months ended September 30, 2008. Below is a summary of Delphi’s gross margin for this period.

	Three Months Ended September 30,			Variance Due To:
			Favorable/	Price Reductions	Operational
	2008	2007	(Unfavorable)	and Volume	Performance	Other	Total
	(dollars in millions)				(dollars in millions)
Gross Margin	$260	$168	$92	$(423)	$238	$277	$92
Percentage of Sales	5.9%	3.2%

The gross margin increase was attributable to improvements in operational performance as noted in the table above, as well as the following items:

•	$217 million decrease in warranty costs, primarily due to the forgiveness of $107 million due under the warranty settlement agreement with GM during the three months ended September 30, 2008 and a $93 million increase to warranty reserves recorded in the three months ended September 30, 2007 in the Powertrain Systems segment related to higher than normal warranty claims on engine electronic control units; and

•	$86 million due to the impact of foreign currency exchange rate fluctuations and transactions.

Offsetting these increases was an approximate 11% reduction in GMNA vehicle production, as noted in the table above, including the impact of certain plant closures and divestitures in our Automotive Holdings Group segment and recent consumer trends and market conditions. Additionally, Delphi recorded an increase of employee termination benefits and other exit costs of $22 million.

Gross Margin for the Nine Months Ended September 30, 2008 versus September 30, 2007.  Gross margin increased $138 million to $1,028 million, or 6.9%, as a percentage of sales, for the nine months ended September 30, 2008. Below is a summary of Delphi’s gross margin for this period.

	Nine Months Ended
	September 30,			Variance Due To:
			Favorable/	Price Reductions	Operational
	2008	2007	(Unfavorable)	and Volume	Performance	Other	Total
	(dollars in millions)				(dollars in millions)
Gross Margin	$1,028	$890	$138	$(1,215)	$729	$624	$138
Percentage of Sales	6.9%	5.2%

The gross margin increase was due to improvements in operational performance as noted in the table above, as well as the following items:

•	$347 million decrease in warranty costs, primarily due to the forgiveness of $107 million due under the warranty settlement agreement with GM during the three months ended September 30, 2008 and a $28 million recovery from an affiliated supplier related to previously established warranty reserves in the Thermal Systems segment during the nine months ended September 30, 2008. Additionally, during the nine months ended September 30, 2007, Delphi recorded a $91 million increase to warranty reserves in the Powertrain Systems and Electronics and Safety segments related to the warranty settlement agreement with GM and a $93 million increase to warranty reserves in the Powertrain Systems segment related to higher than normal warranty claims on engine electronic control units;

•	$123 million decrease in employee termination benefits and other exit costs, primarily due to costs recorded during 2007 related to the exit of a manufacturing facility in Cadiz, Spain;

•	$97 million increase due to the impact of foreign currency exchange rate fluctuations and transactions;

•	$42 million decrease in incentive compensation plans for executives and U.S. salaried employees; and

•	$32 million of employee benefit plan settlements in Mexico which occurred during the three months ended September 30, 2007.

Offsetting these decreases was an approximate 19% reduction in GMNA vehicle production, as noted in the table above, including the negative impact of the work stoppages and the impact of certain plant closures and divestitures in our Automotive Holdings Group segment and the consumer trend toward more fuel-efficient vehicles, which is anticipated to reduce customer production to levels preventing recovery of volumes lost as a result of the work stoppages. In addition to the decreased volume, gross margin was also negatively impacted by a $30 million charge related to the loss on sale of Delphi’s global bearings business in the Automotive Holdings Group segment recorded during the first quarter of 2008.

U.S. Employee Workforce Transition Program Charges for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Delphi recorded workforce transition program charges of approximately $22 million and $76 million during the three and nine months ended September 30, 2008, respectively, for UAW-, IUE-CWA-, and USW-represented employees. These charges included $19 million and $57 million, respectively, of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi and $3 million and $19 million for the three and nine months ended September 30, 2008, respectively, to reflect costs under the workforce transition programs in excess of amounts previously estimated. Delphi recorded workforce transition program charges of approximately $197 million and $191 million during the three and nine months ended September 30, 2007, respectively. These charges included $60 million for attrition programs for the eligible union-represented U.S. hourly employees and $2 million amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi. Additionally, Delphi recorded $135 million in net pension curtailment charges during the three and nine months ended September 30, 2007, respectively, as discussed further in Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements. During the nine months ended September 30, 2007, Delphi reversed $6 million of special termination benefit charges recorded in 2006 due to a change in estimate. Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

GM Settlement for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Delphi filed amendments to the MRA in the Court on September 12, 2008, and subsequently entered into an additional amendment to the GSA as of September 25, 2008. The Court approved such amendments on September 26, 2008 and the Amended GSA and the Amended MRA became effective on September 29, 2008. Upon effectiveness of the Amended MRA, Delphi recorded a reduction to operating expenses of $254 million for the three and nine months ended September 30, 2008, as discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements.

Depreciation and Amortization for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Depreciation and amortization expense was $206 million and $215 million for the three months ended September 30, 2008 and 2007, respectively, and $635 million and $672 million, for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the three and nine months ended September 30, 2008 of $9 million and $37 million, respectively, primarily reflects the impact of certain assets that were impaired in 2006 and 2007, resulting in reduced depreciation and amortization expense, lower capital spending at previously impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life. Partially offsetting these decreases is an increase in overall capital spending during the three and nine months ended September 30, 2008 of $83 million or approximately 65%, and $189 million or approximately 43%, respectively, compared to the three and nine months ended September 30, 2007.

Long-Lived Asset Impairment Charges for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amount of $5 million and $14 million for the three months ended September 30, 2008 and 2007, respectively, and $13 million and $54 million during the nine months ended September 30, 2008 and 2007, respectively. The charges for the three months ended September 30, 2008 primarily related to our Thermal Systems segment, and the charges for the nine months ended September 30, 2008 primarily related to our Electronics and Safety and Thermal Systems segments. The charges for the three and nine months ended September 30, 2007 primarily related to our Automotive Holdings Group segment. Refer to Note 7. Long-Lived Asset Impairment to the consolidated financial statements.

Goodwill Impairment Charges for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Goodwill impairment charges, recorded in the second quarter of 2008, of approximately $168 million were recorded in the nine months ended September 30, 2008 related to our Electrical/Electronic Architecture segment. Delphi evaluates the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. There were no goodwill charges for the three months ended September 30, 2008 and the three and nine months ended September 30, 2007. Refer to Note 8. Goodwill to the consolidated financial statements.

Selling, General and Administrative Expenses for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Selling general and administrative (“SG&A”) expenses were $377 million, or 8.6% of total sales, and $384 million, or 7.3% of total sales for the three months ended September 30, 2008 and 2007, respectively, and were $1,118 million, or 7.5% of total sales, and $1,142 million, or 6.7% of total sales, for the nine months ended September 30, 2008 and 2007, respectively. SG&A expenses in the three months ended September 30, 2008 were unfavorably impacted by foreign currency exchange impacts of $13 million and increased employee termination benefits and other exit costs of $15 million, offset by increased performance, primarily related to information technology systems. SG&A expenses in the nine months ended September 30, 2008 were unfavorably impacted by foreign currency exchange impacts of $47 million, offset by increased performance, primarily related to information technology systems.

Securities & ERISA Litigation Charge for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  As previously disclosed, Delphi, along with certain of its subsidiaries and certain current and former officers and employees of the Company or its subsidiaries, and others were named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements. As of September 30, 2007, Delphi’s best estimate of the liability for these matters was

$361 million and Delphi recorded expense for this matter of $21 million and $353 million for the three and nine months ended September 30, 2007, respectively. Delphi had an $8 million liability recorded as of March 31, 2007 and a net charge of $332 million was recorded in the second quarter of 2007. As a result of the MDL Settlements, Delphi recorded an additional $21 million of expense related to this matter in the third quarter of 2007. Refer to Note 22. Commitments and Contingencies, Shareholder Lawsuits to the consolidated financial statements.

Interest Expense for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Interest expense was $93 million and $454 million for the three months ended September 30, 2008 and 2007, respectively and $312 million and $628 million for the nine months ended September 30, 2008 and 2007, respectively. Excluding $369 million of interest expense recorded in the third quarter of 2007 for certain prepetition claims that were determined to be probable of becoming an allowed claim in accordance with the Plan, interest expense increased $8 million and $53 million due to higher overall debt outstanding for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. Approximately $33 million and $8 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, for the three months ended September 30, 2008 and 2007, respectively, and $90 million and $24 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the modifications are approved.

Loss on Extinguishment of Debt for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Loss on extinguishment of debt for the nine months ended September 30, 2008 was $49 million. Concurrent with the execution of the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $49 million of loss on extinguishments of debt related to unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the nine months ended September 30, 2008. Loss on extinguishment of debt for the nine months ended September 30, 2007 was $23 million. Concurrent with the execution of the Refinanced DIP Credit Facility in January 2007, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt related to unamortized debt issuance costs related to the Amended DIP Credit Facility and Prepetition Facility in the nine months ended September 30, 2007.

Other Income and Expense for the Three Months Ended September 30, 2008 versus September 30, 2007.  Other income was $50 million and $23 million for the three months ended September 30, 2008 and 2007, respectively, and was $73 million and $62 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was due to the gain of approximately $32 million from the sale of an investment accounted for under the cost method offset by decreased non-Debtor interest income associated with additional cash and cash equivalents on hand.

Reorganization Items for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Bankruptcy-related reorganization items were a gain of $5.3 billion and $5.2 billion for the three and nine months ended September 30, 2008, respectively, and expenses of $39 million and $120 million for the three and nine months ended September 30, 2007, respectively. As a result of the effectiveness of the GSA, Delphi recorded a net reorganization gain of $5.3 billion in the three and nine months ended September 30, 2008. Additionally, Delphi recorded interest income of $1 million and $2 million from accumulated cash from the reorganization during the three months ended September 30, 2008 and 2007, respectively, and $5 million and $8 million for the nine months ended September 30, 2008 and 2007, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of

$24 million and $41 million, respectively, during the three months ended September 30, 2008 and 2007, respectively, and $83 million and $128 million during the nine months ended September 30, 2008 and 2007, respectively. As a result of the events surrounding the termination of the EPCA, Delphi recorded expense of $79 million related to previously capitalized fees paid to the Investors and their affiliates during the nine months ended September 30, 2008. Professional fees in the nine months ended September 30, 2008 also include arrangement and other fees paid to various lenders in connection with the bankruptcy exit financing that was commenced but not completed in April of 2008.

Income Taxes for the Three and Nine Months Ended September 30, 2008 was $5 million and $78 million, respectively. During the third quarter of 2008, taxes were recorded at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations.

The annual effective rate in the three and nine months ended September 30, 2008 was impacted by the reversal of the $21 million tax benefit recorded in the second quarter of 2008 related to a pre-tax gain in OCI. Additionally, upon effectiveness of the Amended GSA in the third quarter of 2008, Delphi recorded a net reorganization gain of $5.3 billion, and did not generate a U.S. tax expense due to a full valuation allowance on its U.S. deferred tax assets. Delphi continues to maintain a full valuation allowance in the U.S. as it is more likely than not that the benefits will not be recognized.

Income tax benefits are not recognized on losses in certain non-U.S. operations because, due to a history of operating losses, it is more likely than not that these tax benefits will not be realized. During the third quarter of 2007, Delphi reduced the valuation allowance by a net $11 million for deferred tax assets of certain non-U.S. operations, primarily operations in Poland, offset by increases in Germany and Mexico.

Minority Interest, net of tax, for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Minority interest was $5 million and $11 million for the three months ended September 30, 2008 and 2007, respectively, and was $28 million and $35 million for the nine months ended September 30, 2008 and 2007, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated investments.

Equity Income (Loss), net of tax, for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Equity loss for the three months ended September 30, 2008 was $16 million and equity income for the three months ended September 30, 2007 was $10 million. During the nine months ended September 30, 2008 and 2007, equity income was $6 million and $34 million, respectively. Equity income (loss) reflects the results of ongoing operations within Delphi’s equity-method investments and includes an other-than-temporary impairment of one of Delphi’s equity-method investments of $13 million for the three and nine months ended September 30, 2008.

Income (loss) from Discontinued Operations for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007.  Income from discontinued operations for the three and nine months ended September 30, 2008 was $75 million and $24 million, respectively, and the loss from discontinued operations for the three and nine months ended September 30, 2007 was $20 million and $175 million, respectively. The income from discontinued operations for the three and nine months ended September 30, 2008 was primarily the result of the favorable impacts of the effectiveness of the Amended MRA of $101 million and a warranty recovery of $17 million. Additionally, during the nine months ended September 30, 2008, Delphi recorded a favorable adjustment of $18 million to the overall loss on the sale of the Interiors and Closures Business due to the results of operations and changes in working capital through the sale closing date of February 29, 2008. Offsetting these gains for the three and nine months ended September 30, 2008 was $7 million and $51 million, respectively, of employee termination benefits and other exit costs.

Included in the results of operations and assets held for sale of the Steering Business and the interiors and closures product lines (the “Interiors and Closures Business”) for the three and nine months ended September 30, 2007 were workforce transition program charges of $47 million, long-lived asset impairment charges of $9 million and $168 million, respectively, and employee termination benefits and other exit costs of $3 million and $115 million, respectively, primarily due to the exit of the Puerto Real site in Cadiz, Spain.

Refer to Note 4. Discontinued Operations, Note 9. Employee Termination Benefits and Other Exit Costs and Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements.

Results of Operations by Segment

Three and Nine Months Ended September 30, 2008 versus Three and Nine Months Ended September 30, 2007

Electronics and Safety
The Electronics and Safety segment, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon, had sales and operating results for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$293	31%	$389	33%	$(96)	$938	28%	$1,231	32%	$(293)

Other customers	637	66%	738	62%	(101)	2,267	68%	2,420	63%	(153)
Inter-segment	29	3%	65	5%	(36)	114	4%	192	5%	(78)

Total other and inter-segment	666	69%	803	67%	(137)	2,381	72%	2,612	68%	(231)

Total net sales	$959		$1,192		$(233)	$3,319		$3,843		$(524)

Gross margin	$13		$171		$(158)	$155		$511		$(356)
Gross margin%	1.4%		14.3%			4.7%		13.3%

Net Sales  Total sales for the three and nine months ended September 30, 2008 decreased $233 million and $524 million, respectively. The GM sales decrease for the three and nine months ended September 30, 2008 was due primarily to a decline in volume of $94 million and $294 million, respectively, of which $162 million was due to the work stoppages for the nine months ended September 30, 2008. Additionally, the volume decrease was impacted by recent consumer trends and market conditions. GM sales were also negatively impacted by contractual price reductions. These decreases were slightly offset by favorable fluctuations in foreign currency exchange rates of $6 million and $30 million, respectively, primarily related to the Euro.

Other customers and inter-segment sales decreased for the three and nine months ended September 30, 2008 primarily due to decreased volume of $131 million and $281 million, respectively, as well as contractual price reductions. Other customer and inter-segment sales were favorably impacted by foreign currency exchange rates of $21 million and $119 million, respectively, primarily related to the Euro.

Operating Income/Loss  Operating income decreased $126 million and $337 million for the three and nine months ended September 30, 2008, respectively. The variance due to volume during the nine months ended September 30, 2008 includes the negative impact of the work stoppages.

	Operating (Loss)/Income			Variance Due To:
			Favorable/		Price	Operational
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Three Months Ended September 30	$(91)	$35	$(126)	$(109)	$(33)	$24	$(8)	$(126)
Nine Months Ended September 30	$(246)	$91	$(337)	$(320)	$(98)	$40	$41	$(337)

The decrease in operating income for the three and nine months ended September 30, 2008 was attributable to volume and contractual price reductions, as noted in the table above, as well as the following items:

•	$48 million and $84 million, respectively, of increased expense for employee termination benefits and other exit costs of primarily related to operations in Portugal, to initiatives to realign manufacturing operations within North America to lower cost markets, and as a result of involuntary separation of certain salaried employees in North America.

Offsetting these decreases to operating income for the three and nine months ended September 30, 2008 was operational performance, as noted in the table above, as well as the following items:

•	$42 million of benefits related to the effectiveness of the Amended MRA;

•	$32 million of employee benefit plan settlements in Mexico which occurred during the three months ended September 30, 2007; and

•	$17 million and $99 million, respectively, of reduced warranty expenses primarily due to the impact of GM’s forgiveness of certain cash amounts due under the Warranty Settlement Agreement recorded during the third quarter of 2008 (the instrument cluster product line was transferred to the Electronics and Safety segment effective December 2007) and the absence of warranty reserve increases for the instrument cluster product line recorded in the nine months ended September 30, 2007.

Powertrain Systems
The Powertrain Systems segment, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities, had sales and operating results for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$269	25%	$405	30%	$(136)	$875	24%	$1,260	29%	$(385)

Other customers	721	67%	805	60%	(84)	2,510	68%	2,731	62%	(221)
Inter-segment	88	8%	129	10%	(41)	314	8%	388	9%	(74)

Total other and inter-segment	809	75%	934	70%	(125)	2,824	76%	3,119	71%	(295)

Total net sales	$1,078		$1,339		$(261)	$3,699		$4,379		$(680)

Gross margin	$79		$(57)		$136	$352		$205		$147
Gross margin%	7.3%		(4.3)%			9.5%		4.7%

Net Sales  Total sales for the three and nine months ended September 30, 2008 decreased by $261 million and $680 million, respectively. The GM sales decrease for the three and nine months ended September 30, 2008 was primarily due to a decline in GM volume of $143 million and $407 million, respectively, of which $95 million was due to the work stoppages for the nine months ended September 30, 2008. The volume declines were also impacted by recent consumer trends and market conditions. GM sales were also negatively impacted by contractual price reductions. Offsetting these sales decreases were the favorable impacts from commodity pass-through of $5 million and $16 million, respectively, and favorable currency exchange rates of $7 million and $27 million, respectively, related to the Euro, Brazilian Real, and Chinese Renmenbi.

Excluding the effects of portfolio divestitures and transformations, other customers and inter-segment sales for the three and nine months ended September 30, 2008 increased due to volume, primarily in Europe related to diesel products, and favorable impacts of $23 million and $141 million, respectively, from foreign currency exchange rates related to the Euro, Brazilian Real, and Chinese Renmenbi. However, these increases were more than offset by decreased volumes of $82 million and $369 million for the three and nine months ended September 30, 2008, respectively, due to the migration of our converter business to a non- consolidated venture during 2007 and $53 million and $148 million, respectively, due to the sale of the Catalyst Business in the third quarter of 2007. Other customer and inter-segment sales were also negatively impacted by contractual price reductions.

Operating Income/Loss  Operating income improved $236 million and $280 million for the three and nine months ended September 30, 2008, respectively. The variance due to volume during the nine months ended September 30, 2008 includes the negative impact of the work stoppages.

	Operating Income/(Loss)			Variance Due To:
			Favorable/		Price	Operational
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Three Months Ended September 30	$33	$(203)	$236	$(68)	$(20)	$54	$270	$236
Nine Months Ended September 30	$27	$(253)	$280	$(183)	$(76)	$228	$311	$280

The improved operating income for the three and nine months ended September 30, 2008 was attributable to operational performance, as noted in the table above, as well as the following items:

•	$94 million related to the effectiveness of the Amended MRA;

•	$136 million and $143 million, respectively, of reductions in warranty expense, primarily due to the absence of a $93 million increase to warranty reserves related to higher than normal warranty claims on engine electronic control units in the third quarter of 2007, and the absence of increases to warranty reserves related to the warranty settlement agreement with GM in the nine months ended September 30, 2007, as well as the impact of GM’s forgiveness of $37 million of certain cash amounts due under the Warranty Settlement Agreement recorded in the third quarter of 2008;

•	$30 million loss as a result of the sale of the Catalyst Business recorded in the third quarter of 2007;

•	$22 million of reductions in SG&A costs during the nine months ended September 30, 2008; and

•	$10 million of reductions in long-lived asset impairment charges during the nine months ended September 30, 2008.

Offsetting these increases to operating income for the three and nine months ended September 30, 2008 were volume and contractual price reductions, as noted in the table above, as well as the following items:

•	$11 million due to the loss on foreign currency exchange contracts, primarily related to purchase transactions, during the nine months ended September 30, 2008; and

•	$9 million of increased employee termination benefits and other exit costs during the three months ended September 30, 2008.

Electrical/Electronic Architecture

The Electrical/Electronic Architecture segment, which includes complete electrical architecture and component products, had sales and operating results for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$387	27%	$423	30%	$(36)	$1,155	25%	$1,326	30%	$(171)

Other customers	997	70%	955	68%	42	3,350	72%	2,956	67%	394
Inter-segment	35	3%	36	2%	(1)	117	3%	134	3%	(17)

Total other and inter-segment	1,032	73%	991	70%	41	3,467	75%	3,090	70%	377

Total net sales	$1,419		$1,414		$5	$4,622		$4,416		$206

Gross margin	$99		$130		$(31)	$382		$446		$(64)
Gross margin%	7.0%		9.2%			8.3%		10.6%

Net Sales  Total sales increased $5 million and $206 million for the three and nine months ended September 30, 2008, respectively. GM sales decreased for the three and nine months ended September 30, 2008 due to a decline in volume in North America of $41 million and $219 million, respectively, of which $133 million was related to the work stoppages for the nine months ended September 30, 2008. The volume declines were also impacted by recent consumer trends and market conditions. GM sales were also negatively impacted by contractual price reductions. Offsetting the decreased North America volume was increased GM volume outside of North America of $12 million and $47 million, respectively, and $11 million and $46 million, respectively, due to favorable foreign currency exchange rate fluctuations, primarily related to the Euro and Brazilian Real. Sales for three and nine months ended September 30, 2008 and 2007 have also been favorably impacted by contract escalation clauses which have enabled some of the commodity price increases to be passed on to our customers.

Other customers and inter-segment sales increased for the three and nine months ended September 30, 2008 due to volume increases outside of North America of $15 million and $223 million, respectively, the impact of favorable foreign currency exchange rates of $64 million and $260 million, respectively, primarily related to the Euro and Brazilian Real, and commodity cost pass-through of $7 million and $33 million, respectively. Offsetting these increases was a reduction in North America volume of $33 million and $100 million, respectively, and contractual price reductions.

Operating Income/Loss  Operating loss increased $14 million and $242 million for the three and nine months ended September 30, 2008, respectively. The variance due to volume during the nine months ended September 30, 2008 includes the negative impact of the work stoppages.

	Operating (Loss)/Income			Variance Due To:
			Favorable/		Price	Operational
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Three Months Ended September 30	$(37)	$(23)	$(14)	$(27)	$(38)	$39	$12	$(14)
Nine Months Ended September 30	$(226)	$16	$(242)	$(79)	$(97)	$93	$(159)	$(242)

Operating loss for the three and nine months ended September 30, 2008 was unfavorably impacted by volume and contractual price reductions, as noted in the table above, as well as the following items:

•	$168 million of goodwill impairment charges recorded during the nine months ended September 30, 2008;

•	$14 million due to the effects of foreign currency exchange during the nine months ended September 30, 2008; and

•	$13 million of increased employee termination benefits and other exit costs during the three months ended September 30, 2008.

Offsetting these negative impacts to operating loss for the three and nine months ended September 30, 2008 were operational performance improvements, as noted in the table above, partially offset by negative material economics related to copper and oil-based resins, as well as the following items:

•	$15 million related to the effectiveness of the Amended MRA;

•	$20 million of reduced employee termination benefits and other exit costs during the nine months ended September 30, 2008; and

•	$12 million due to the effects of foreign currency exchange during the three months ended September 30, 2008.

Thermal Systems

The Thermal Systems segment, which includes heating, ventilating and air conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, commercial/industry applications, and powertrain cooling and related technologies, had sales and operating results for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$278	51%	$325	56%	$(47)	$861	50%	$1,056	57%	$(195)

Other customers	248	46%	225	39%	23	790	46%	697	38%	93
Inter-segment	17	3%	26	5%	(9)	64	4%	92	5%	(28)

Total other and inter-segment	265	49%	251	44%	14	854	50%	789	43%	65

Total net sales	$543		$576		$(33)	$1,715		$1,845		$(130)

Gross margin	$37		$32		$5	$155		$148		$7
Gross margin%	6.8%		5.6%			9.0%		8.0%

Net Sales  Total sales for the three and nine months ended September 30, 2008 decreased $33 million and $130 million, respectively. The GM sales decrease for the three and nine months ended September 30, 2008 was driven by a decline in volume of $54 million and $224 million, respectively, of which $82 million was due to the work stoppages during the nine months ended September 30, 2008. The volume declines were also impacted by recent consumer trends and market conditions. Additionally, GM sales were unfavorably impacted by contractual price reductions. Offsetting these decreases was the favorable impact of foreign currency exchange rates of $8 million and $35 million, respectively, related to the Euro, Polish Zloty, Hungarian Forint, and Brazilian Real.

The other customer and inter-segment sales increase for the three and nine months ended September 30, 2008 was favorably impacted by foreign currency exchange rates of $18 million and $68 million, respectively, related to the Euro, Polish Zloty, Hungarian Forint and Brazilian Real as well as increases in volume of $4 million and $13 million, respectively. Offsetting these increases were contractual price reductions.

Operating Income/Loss  Operating income improved $89 million and $87 million for the three and nine months ended September 30, 2008, respectively. The variance due to volume during the nine months ended September 30, 2008 includes the negative impact of the work stoppages.

	Operating Income/(Loss)			Variance Due To:
			Favorable/		Price	Operational
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Three Months Ended September 30	$70	$(19)	$89	$(15)	$(12)	$25	$91	$89
Nine Months Ended September 30	$85	$(2)	$87	$(69)	$(27)	$80	$103	$87

The increase in operating income for the three and nine months ended September 30, 2008 was attributable to operational performance, as noted in the table above, as well as the following items:

•	$88 million related to the effectiveness of the Amended MRA;

•	$28 million recovery from an affiliated supplier during the nine months ended September 30, 2008 related to previously incurred warranty costs; and

•	$5 million related to GM’s forgiveness of certain cash amounts due under the Warranty Settlement Agreement recorded during the third quarter of 2008.

Offsetting these increases to operating income for the three and nine months ended September 30, 2008 was a reduction in volume and contractual price reductions, as noted in the table above. Operating income was also disproportionately affected by the Thermal Systems segment’s ongoing investments and related expenses in developing its new markets business, as well as the following item:

•	$4 million of increased long-lived asset impairment charges.

Automotive Holdings Group

The Automotive Holdings Group segment, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework, had sales and operating results for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					Favorable/					Favorable/
	2008		2007		(Unfavorable)	2008		2007		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$77	31%	$377	55%	$(300)	$428	36%	$1,234	53%	$(806)

Other customers	165	66%	263	39%	(98)	677	57%	933	40%	(256)
Inter-segment	8	3%	41	6%	(33)	84	7%	150	7%	(66)

Total other and inter-segment	173	69%	304	45%	(131)	761	64%	1,083	47%	(322)

Total net sales	$250		$681		$(431)	$1,189		$2,317		$(1,128)

Gross margin	$53		$3		$50	$25		$(86)		$111
Gross margin%	21.2%		0.4%			2.1%		(3.7%)

Net Sales  Total sales for the three and nine months ended September 30, 2008 decreased $431 million and $1,128 million, respectively. GM sales decreased for the three and nine months ended September 30, 2008 primarily due to the impact of certain plant closures and divestitures and lower volumes of $306 million and $821 million, respectively, including a slight impact of the work stoppages for the nine months ended September 30, 2008 and the impact of recent consumer trends and market conditions. The sales decrease was partially offset by favorable foreign currency exchange rates, primarily due to the Brazilian Real.

The other customer and inter-segment sales decrease for the three and nine months ended September 30, 2008 was primarily due to decreases in volume of $142 million and $351 million, respectively, due to the impact of certain plant closures and divestitures and contractual price reductions. The sales decrease was slightly offset by the impact of favorable foreign currency exchange rates of $12 million and $44 million, respectively, primarily due to the Polish Zloty, Chinese Renminbi, and the Euro.

Operating Income/Loss  Operating loss improved by $160 million and $303 million for the three and nine months ended September 30, 2008, respectively. The variance due to volume during the nine months ended September 30, 2008 includes the negative impact of the work stoppages.

	Operating Income/(Loss)			Variance Due To:
			Favorable/		Price	Operational
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(dollars in millions)			(dollars in millions)
Three Months Ended September 30	$86	$(74)	$160	$(98)	$(1)	$55	$204	$160
Nine Months Ended September 30	$(11)	$(314)	$303	$(244)	$(15)	$159	$403	$303

The increase in operating income for the three and nine months ended September 30, 2008 was attributable to operational performance, as noted in the table above, as well as the following items:

•	$62 million related to the effectiveness of the Amended MRA;

•	$51 million related to GM’s forgiveness of certain cash amounts due under the Warranty Settlement Agreement recorded during the third quarter of 2008;

•	$35 million and $104 million, respectively, due to decreased corporate expenses allocated to Automotive Holdings Group due to the impact of divestitures and plant closures;

•	$18 million and $149 million, respectively, of decreased employee termination benefits and other exit costs, primarily related to the closure of the Puerto Real site in Cadiz, Spain in 2007; and

•	$17 million and $49 million, respectively, of lower depreciation and amortization charges, primarily due to long-lived asset impairment charges taken during the three and nine months ended September 30, 2007.

Offsetting these increases to operating income for the three and nine months ended September 30, 2008 was a reduction in volume and contractual price reductions, as noted in the table above, as well as the following items:

•	$23 million of additional costs related to certain plant closures and divestitures; and

•	$30 million related to the sale of Delphi’s global bearings business recorded during the nine months ended September 30, 2008.

Corporate and Other

The Corporate and Other segment includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. workforce transition programs (Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements). Additionally, the Corporate and Other segment includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems. The Corporate and Other segment had sales and operating results for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
	(dollars in millions)

Net sales	$128	$77	$51	$319	$161	$158
Operating income (loss)	$(157)	$(379)	$222	$(357)	$(1,060)	$703

Net Sales  Corporate and Other sales for the three and nine months ended September 30, 2008 increased $51 million and $158 million, respectively, compared to the three and nine months ended September 30, 2007, primarily as a result of decreased eliminations of inter-segment transactions resulting from decreased volume and lower inter-segment sales at Delphi’s other reporting segments. Offsetting the increases were lower sales in our GM service parts organization.

Operating Income/Loss  Operating loss for the three and nine months ended September 30, 2008 was favorably impacted by decreased workforce transition charges of $175 million and $115 million, respectively , decreases in pension and other postretirement and postemployment benefit and workers’ compensation costs of $83 million and $145 million, respectively, and $21 million and $353 million, respectively, of securities and ERISA litigation charges recorded during the three and nine months ended September 30, 2007. Additionally, operating loss for the three and nine months ended September 30, 2008 was favorably impacted by decreased expenses related to incentive compensation plans for executives of $20 million and $102 million, respectively, and lower costs necessary to sustain information technology systems which support finance, manufacturing and product development of $14 million and $51 million, respectively. Offsetting these favorable variances was $47 million related to the effectiveness of the Amended MRA in the third quarter of 2008, and increased corporate expenses retained at Corporate and Other due to the impact of divestitures and plant closures. Additionally, $19 million of pension excise taxes were reversed during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Overview of Capital Structure

Refinanced DIP Credit Facility
During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Refinanced DIP Credit Facility (the “Amended and Restated DIP Credit Facility”), which amendments and extension became effective in May 2008. As a result of the amendment and restatement, the aggregate size of the facility was reduced from $4.5 billion to $4.35 billion, consisting of a $1.1 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”). As noted above, on November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into an Accommodation Agreement (the “Accommodation Agreement”) whereby the administrative agent under the facility and the Required Lenders, subject to certain conditions would agree to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility, to the extent already drawn prior to December 31, 2008, notwithstanding the passing of the maturity date. For more information regarding the terms of the Accommodation Agreement refer to Note 23. Subsequent Events to the consolidated financial statements. The following describes the terms of the Amended and Restated DIP Credit Facility as currently in effect.

The facilities currently bear interest at the option of Delphi at either the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent or LIBOR plus a specified percent as follows:

	ABR plus	LIBOR plus

Tranche A	3.00%	4.00%
Tranche B(a)	3.00%	4.00%
Tranche C(a)	4.25%	5.25%

(a)	Facilities include ABR and LIBOR floor of 4.25% and 3.25%, respectively

Delphi monitors ABR and LIBOR rates and evaluates the interest selection at each rate reset period.

Borrowings under the Amended and Restated DIP Credit Facility are prepayable at Delphi’s option without premium or penalty. As of September 30, 2008, total available liquidity under the Amended and Restated DIP Credit Facility was approximately $138 million, net of a $200 million liquidity block when Available Liquidity, as defined in the Amended and Restated DIP Credit Facility, is less than $500 million. At September 30, 2008, there was $500 million outstanding under the Tranche B Term Loan at LIBOR plus 4.00% (or 7.25%), $2.75 billion outstanding under the Tranche C Term Loan at LIBOR plus 5.25% (or 8.50%), and $465 million outstanding under the Revolving Facility, of which $275 million was at LIBOR plus 4.00% (or $75 million at 7.69% and $200 million at 7.75%) and $190 million was at ABR plus 3.00% (or 8.00%). Additionally, the Company had

$97 million in letters of credit outstanding under the Revolving Facility as of that date. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Amended and Restated DIP Credit Facility. While the borrowing base computation excluded outstanding borrowings, it was less than the Amended and Restated DIP Credit Facility commitment at September 30, 2008. Under the Amended and Restated DIP Credit Facility, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate regardless of availability levels. Based on our current borrowing base computation, as defined in the Amended and Restated DIP Credit Facility, Delphi’s borrowing base was reduced by the maximum deduction of $75 million for unrealized losses related to Delphi’s hedging portfolio as further described in Note 18. Derivatives and Hedging Activities to the consolidated financial statements. As of November 7, 2008, Delphi had drawn down substantially all of the remaining available amounts under the Revolving Facility.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. The Company does not expect to pay dividends prior to emergence from chapter 11. As long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). Delphi’s Facility Availability Amount fell below $500 million for seven consecutive days in September 2008, but was greater than $500 million at September 30, 2008.

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility) for Delphi and its direct and indirect subsidiaries, on a consolidated basis as follows:

Period Ending	Global EBITDAR
(in millions)

September 30, 2008	$625
October 31, 2008	$600
November 30, 2008	$675

Delphi was in compliance with the Amended and Restated DIP Credit Facility covenants as of September 30, 2008. Given the increasingly difficult global credit markets, which are particularly impacting vehicle manufacturers, we expect that continued covenant compliance over the balance of 2008 will be subject to challenges. Although we have been able to maintain compliance despite the continuation of some of these pressures, we have done so only with support from GM, including GM’s agreement to forego cash payments of up to $112 million in warranty costs, which amount we had agreed to pay GM upon emergence from chapter 11 pursuant to the previously reported Warranty, Settlement and Release Agreement and expect that continued compliance will in part be reliant on further support payments to be made pursuant to the terms of the MRA, which became effective in September 2008. There can be no assurance that we will remain in compliance for the balance of 2008, particularly if further deterioration in our earnings or increases in our operating costs occur. Failure to comply with the Amended and Restated DIP Credit Facility covenants could result in an event of default under the Amended and Restated DIP Credit Facility, which would permit the lender to cause the amounts outstanding to become immediately due and payable. In addition, failure to comply could result in termination of the commitments under our Revolving Facility, which would result in Delphi being prohibited from borrowing additional amounts under such facility without the negotiation of an amendment or waiver as further described in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

The Amended and Restated DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, and interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The foregoing description of the Amended and Restated DIP Credit Facility is a general description only. For additional detail, see the underlying agreements, copies of which were previously filed with the SEC.

In connection with the Amended and Restated DIP Credit Facility, Delphi paid a total of approximately $75 million to participating lenders on the Revolving Facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the bankruptcy exit financing that was commenced but not completed.

In conjunction with the entry into the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. Delphi incurred no early termination penalties in connection with the termination of this agreement. However, as a result of significant changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $49 million of unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the second quarter of 2008, which was recognized as loss on extinguishment of debt. As of September 30, 2008, $20 million of debt issuance costs remains deferred in other current assets and is being amortized over the term of the Amended and Restated DIP Credit Facility.

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

Advance Agreement and Liquidity Support from General Motors and Related Matters
Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA (the “GM Advance Agreement”). The original GM Advance Agreement had a maturity date of the earlier of December 31, 2008, when $650 million was to have been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. The original GM Advance Agreement provided for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis.

On September 26, 2008, the Court granted Delphi’s motion to amend the GM Advance Agreement to provide for an additional $300 million availability above the existing $650 million, as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008. The amendment provided that the outside maturity date with respect to the original $650 million may be extended in connection with an extension of Delphi’s existing Amended and Restated DIP Credit Facility, if GM and Delphi agree, to the earlier of June 30, 2009, and the termination of Delphi’s Amended and Restated DIP Credit Facility. The accrued interest on the advances made through the effectiveness of the Amended GSA and Amended MRA was cancelled due to the effectiveness of the Amended GSA and Amended MRA, as more fully described in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, and Delphi may not redraw the original $650 million facility amount. The amendment also provided that the maturity date with respect to the additional $300 million is December 31, 2008 (subject to potential extension through June 30, 2009, on the same terms as apply to the original $650 million). The additional $300 million of advances was also conditioned upon Delphi filing a plan of reorganization and related disclosure statement in form and substance materially consistent with Section 5 of the Amended GSA and Section 7.01 of the Amended MRA which condition was satisfied with Delphi’s filing of proposed modifications to its previously confirmed plan of reorganization with the Court on October 3, 2008, and certain other conditions. GM received an administrative claim for all advances made under the GM Advance Agreement, however those advances have been set off against the payments that were owed to Delphi upon the effectiveness of the Amended GSA and Amended MRA. As of September 30, 2008, no amounts were outstanding pursuant to the GM Advance Agreement. Any future advances under the GM Advance Agreement of the remaining $300 million in availability will remain administrative claims in Delphi’s chapter 11 cases.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed, subject to Court approval and subject to the Accommodation Agreement becoming effective, to extend the term of the GM Advance Agreement pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008, through the earlier of June 30, 2009, such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, the termination of Delphi’s Amended and Restated DIP Credit Facility, the termination of the standstill period in the Accommodation Agreement or the Accommodation Agreement in its entirety, and such date as a plan of reorganization becomes effective. The Court is expected to hear Delphi’s motion to amend and extend the GM Advance Agreement concurrently with Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, subject to the amendment to the GM Advance Agreement becoming effective, GM has agreed, subject to certain conditions, to accelerate payment of certain payables to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement, dated as of November 7, 2008, which could result in an additional $100 million of liquidity to Delphi in each of April, May and June of 2009. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. The effectiveness of the Partial Temporary Accelerated Payments Agreement is conditioned on Court approval and, among other things, the satisfaction of the conditions precedent to the proposed amendment to the GM Advance Agreement filed with the Court on November 7, 2008, including the absence of default under the Amended and Restated DIP Credit Facility, as modified by the Accommodation Agreement. There can be no assurances, however that the Court will approve the Accommodation Agreement, the extension of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement, that such agreements will actually become effective or that GM will have sufficient liquidity to accelerate payables to Delphi at such time. Refer to Note 23. Subsequent Events to the consolidated financial statements for additional information and refer to Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for risks and uncertainties related to our business relationship with GM.

Other Financing
We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of September 30, 2008, we had $232 million outstanding under these accounts receivable factoring facilities.

In addition, Delphi continues to use its European accounts receivable securitization program, which has an availability of €178 million ($260 million with September 30, 2008 foreign currency exchange rates) and £12 million ($22 million with September 30, 2008 foreign currency exchange rates). Accounts receivable transferred under this program are also accounted for as short-term debt. As of September 30, 2008, outstanding borrowings under this program were approximately $169 million. The current program agreement matures on December 15, 2008. Delphi continues to have access to other forms of receivables financing in Europe, and is investigating other alternatives to replace the securitization program. As of September 30, 2008, we had $57 million of other debt, primarily consisting of overseas bank facilities.

Pre-Petition Indebtedness
As of September 30, 2008, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. For additional information on our unsecured prepetition long-term debt, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. Pursuant to the terms of our confirmed Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	September 30,	December 31,
	2008	2007
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391

Total long-term debt subject to compromise	2,375	2,375

Short-term, other, and long-term debt not subject to compromise:
Amended and Restated DIP term loans	3,250	—
Amended and Restated DIP revolving credit facility	465	—
Refinanced DIP term loans	—	2,746
Accounts receivable factoring	232	384
European securitization	169	205
Other debt	198	160

Total short-term and other debt not subject to compromise	4,314	3,495
Other long-term debt	57	59

Total debt not subject to compromise	4,371	3,554

Total outstanding debt	$6,746	$5,929

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

Cash Flows

Operating Activities.  Net cash provided by operating activities totaled $489 million for the nine months ended September 30, 2008 and net cash used in operating activities totaled $549 million for the nine months ended September 30, 2007. Cash flow from operating activities for the nine months reflects the cash received from GM totaling $1.2 billion as a result of the effectiveness of the Amended GSA and the Amended MRA as further described in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements. Offsetting this cash received, cash flow from operating activities continues to be negatively impacted by operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and the overall slowdown in the global economy, and we expect that our operating activities will continue to use, not generate, cash. Cash flow from operating activities was reduced for the nine months ended September 30, 2008 by increased contributions to our pension plans of $114 million and increased other postretirement benefit payments of $52 million, offset by decreased net cash paid to employees in conjunction with the U.S. employee workforce transition programs of $184 million.

Delphi has not made pension contributions to its U.S. pension plans on account of prepetition services. Although the IRS has asserted against Delphi excise taxes as described in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, and could assert additional excise taxes, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. However, upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the pension plans. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the pension plans at the date of emergence.

Investing Activities.  Cash flows used in investing activities totaled $317 million and $259 million for the nine months ended September 30, 2008 and 2007, respectively. The increased use of cash in the first nine months of 2008 primarily reflects increased capital expenditures related to ongoing operations of $189 million. This was slightly offset by increased proceeds from divestitures of $51 million, related to the Interiors and Closures Business sale on February 29, 2008, the sale of Delphi’s North American brake components machining and assembly assets in January 2008, the sale of the U.S. suspensions business, the sale of the bearings business and an additional payment related to the sale of the Catalyst Business. Additionally, Delphi received increased proceeds of $37 million from the sale of property and increased proceeds of $27 million from the sale of non-U.S. trade bank notes representing short-term notes receivable received from customers with original maturities of 90 days or more.

Financing Activities.  The increased net cash provided by financing activities of $644 million for the nine months ended September 30, 2008 as compared to $505 million for the nine months ended September 30, 2007 primarily reflects increased borrowings under the Amended and Restated DIP Credit Facility rather than borrowings under the Refinanced DIP Credit facility. As of September 30, 2008, total available liquidity under the Amended and Restated DIP Credit Facility decreased $712 million from total available liquidity under the Refinanced DIP Credit Facility at September 30, 2007, to $138 million, net of a $200 million liquidity block when Available Liquidity, as defined in the Amended and Restated DIP Credit Facility, is less than $500 million.

Dividends.  The Company’s debtor-in-possession credit facilities include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 15. Debt, to the consolidated financial statements for more information.

Liquidity Outlook

In light of the current economic climate in the global automotive industry, we anticipate continued operating challenges due to lower global production volumes, streamlining our cost structure to address these volume declines, and related pricing pressures stemming from increasingly competitive markets. In addition, constraints in the credit markets continue to impede our ability to obtain financing at reasonable rates and further the delay in our emergence from chapter 11, making us particularly vulnerable to changes in the overall economic climate. Constraints in the global credit markets have spread and there is slowing economic growth and increasing likelihood of a global recession, which may lead to further production volume decreases globally and further adversely impact our revenues.

As a result of the foregoing, we believe revenue in 2008, as well as the first and second quarter of 2009, will be significantly lower compared to revenue in 2007, reflecting lower sales in North America, including GM, primarily as a result of lower forecast production volumes in North America as well as continued divestitures by Delphi of non-core operations, and lower sales to other customers.

Due to the current constraints in the capital market and the potential for continued constraints, together with lower global volumes projected by our significant customers, we are adopting a number of cash conservation measures, including delaying certain restructuring initiatives. We have made substantial progress in our overall transformation plan, including transformation of our labor force, streamlining our product portfolio and making the manufacturing and cost structure improvements to address these changes in the global automotive industry. Until such time as we are able to successfully reorganize our capital structure and operations, fully implement our transformation plan and emerge from chapter 11, we expect that our operations will continue to use cash. With available cash on hand of $1.9 billion at September 30, 2008 and assuming we obtain the requisite lender consents and Court approvals such that the Accommodation Agreement, extension and amendment of the GM Advance Agreement and the Partial Temporary Accelerated Payments Agreement become effective and that GM has sufficient liquidity to continue making available advances up to $300 million and accelerate payables under such agreements, as described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary above, we believe we will continue to have adequate access to liquidity to continue operations while implementing our transformation plan, albeit at a slower pace. We have some flexibility in further delaying restructuring and capital investment actions should revenues and cash flow from operations decrease significantly below our expectations as a result of a further deterioration in the economic climate or global automotive industry to continue to have access to sufficient liquidity. However, absent receipt of the necessary consents and Court approval of the Accommodation Agreement or the ability to obtain an extension or other amendment to the Amended and Restated DIP Credit Facility, Delphi does not anticipate having sufficient cash to pay the outstanding balances upon expiration on December 31, 2008 and still continue to fund its operations.

In addition, upon successful emergence from chapter 11, we will be required to fund our pension plans. As permitted under ERISA and the Code, Delphi elected to defer quarterly contributions necessary to satisfy these remaining obligations until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and September 15, 2009 for the subsidiary plans. The Company intends to meet the minimum funding standard under section 412 of the IRC upon emergence from chapter 11. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the certain pension plans at the date of emergence. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for further information.

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

As of September 30, 2008 and December 31, 2007, our reserve for environmental investigation and remediation was approximately $105 million and $112 million, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility, its advance agreement with GM, to obtain an extension of term or other amendments as necessary to maintain access to such facility and advance agreement, including the contemplated accommodation agreement, extension of the advance agreement with GM, and partial temporary accelerated payments agreement; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to achieve all of the conditions to the effectiveness of those portions of the Amended and Restated Global Settlement Agreement and Amended and Restated Master Restructuring Agreement with GM which are contingent on Delphi’s emergence from chapter 11; the ability of the Company to obtain Court approval to modify its amended Plan which was confirmed by the Court on January 25, 2008 as set forth in its filing on October 3, 2008 and to confirm such modified plan or any subsequent modifications to the confirmed plan or any other subsequently confirmed plan of reorganization and to consummate such plan; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan as described in the proposed modifications to its Plan as filed with the Court and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, including the risk factors in Part I. Item 1A. Risk Factors, contained therein, and the Company’s quarterly periodic reports for the subsequent periods, including the risk factors in Part II. Item 1A. Risk Factors, contained therein, filed with the SEC. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008. The basis for this determination was that, as reported in our annual report on Form 10-K for the period ended December 31, 2007, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. For a more detailed understanding of the material weakness, the impact of such on disclosure controls and procedures, and remedial actions taken and planned which we expect will materially affect such controls, see Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on February 19, 2008, and which is incorporated by reference into this Item 4.

The certifications of the Company’s CEO and CFO are attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2007, for a more complete understanding of the matters covered by such certifications.

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

Deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system at our Electrical/Electronics Architecture segment’s operations will continue through 2009. The timely and successful implementation of this system is an integral element to the remediation of our material weakness regarding Inventory Accounting Adjustments as disclosed in Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007. Through September 30, 2008, approximately 83% of Electrical/Electronics Architecture’s inventory is now on a perpetual inventory system.

During the nine months ended September 30, 2008, the Company made progress in outsourcing the transaction processing and administration for its contract administration, travel and expense reporting, accounts payable and receivables processing functions for its North American and European operations to a third party. The Company expects outsourcing of these functions will streamline and enhance the control environment of these accounting and reporting activities. The failure to successfully transition these processes and to implement proper controls and procedures both in the transition as well as after the transition is complete may adversely impact our internal control environment. We anticipate the global transition of these activities will continue throughout 2009.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and for the quarter ended June 30, 2008 and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the Statement Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q.

The Subprime Mortgage Crisis, Decline in Residential Real Estate Values, Any Changes in Consumer Credit Availability, Or Cost of Borrowing Could Adversely Affect Our Business.

Difficulties in the subprime mortgage market, declining home values, consumer credit availability, and consumer borrowing costs, individually or collectively, are negatively impacting global automotive sales and continuation of these difficulties may lead to lower production volumes beyond the reductions we have anticipated in our planning and budgeting process. Further significant declines in automotive sales and production by our customers will have a material adverse affect on our business, results of operations, and financial condition.

We Depend on General Motors Corporation As a Customer And On GM’s Support, As Provided In The Amended MRA And Advance Agreement, To Continue Executing Our Transformation Plan. Accordingly, Our Revenues And Profitability Will Be Adversely Impacted If GM’s Business Or Market Share Declines, And Our Ability To Successfully Complete Our Transformation Plan Will Be Delayed Or Impaired If GM Is Unable To Continue Providing Support On The Terms Agreed To.

GM is our largest customer and accounted for 37% of our total net sales from continuing operations in 2007, and a portion of our non-GM sales are to Tier 1 suppliers who ultimately sell our products to GM. In addition, GM accounts for an even greater percentage of our net sales in North America where we have limited ability to adjust our cost structure to changing economic and industry conditions and where we are faced with high wage and benefit costs. Additionally, our revenues may be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including with respect to its debt ratings, its relationships with its unions and large shareholders and its cost and pricing structures. GM recently noted that even if GM implements all of the planned operating actions that are substantially within its control, GM’s estimated liquidity during the remainder of 2008 will approach the minimum amount necessary to operate its business and furthermore, that its estimated liquidity into the first two quarters of 2009, even with planned actions, will fall significantly short of that amount unless economic and automotive industry conditions significantly improve, it receives substantial proceeds from asset sales, takes more aggressive working capital initiatives, gains access to capital markets and other private sources of funding, receives government funding under one or more current or future programs, or some combination of the foregoing. An erosion in liquidity which results in GM not being willing or able to timely pay amounts owed to its suppliers will have a disproportionate impact on us due to the extent of our business with GM, whether such failure is in connection with a filing for reorganization relief or otherwise, and will have a material adverse impact on our liquidity. Furthermore, if GM is unable to engage in a business relationship with us on a basis that involves improved terms for us, as set forth in the Amended MRA, our sales, cost structure, profitability, and liquidity will be adversely affected. For these reasons, we cannot provide any assurance as to the amount of our future business with GM or the extent to which they will continue to be able to provide us supplemental liquidity support. To the extent that we do not maintain our existing level of business with GM, we will need to attract new customers or our results of operations and financial condition will be adversely affected. However, our other domestic customers are facing similar pressures and challenges as those that GM is facing. Therefore, there can be no assurance that we will be successful in expanding our existing customer base.

Certain Disruptions In Supply Of and Changes In the Competitive Environment for Raw Materials Integral to Our Products May Adversely Affect Our Profitability.

We use a broad range of materials and supplies, including metals, castings, chemicals, and electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs, and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where we purchase material, components, and supplies for the production of our products or where our products are produced, distributed, or sold, whether as a result of labor strife, war, further acts of terrorism, or otherwise, in each case may adversely affect our profitability. Significant changes in the competitive environment in the markets where our purchases material, components, and supplies for the production of our products or where our products are produced, distributed, or sold also may adversely affect our profitability. In addition, our profitability may be adversely affected by changes in economic conditions or political stability in the markets where we procure material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (e.g. North America, Europe, South America, and Asia Pacific). In recent periods there have been significant increases in the global prices of copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations, or financial condition. Although recently commodity prices have decreased, continuing volatility or a return of high prices, along with any fluctuation in the availability of these commodities may continue to have adverse effects on our business, results of operations, or financial condition throughout fiscal 2008. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with domestic vehicle manufacturers, and may prevent us from doing so in the future. In addition, in some cases there is a lapse of time before we are able to pass price increases through to the customer. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We also face an inherent business risk of exposure to commodity price risks, and have historically offset a portion of our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. We expect to be continually challenged as demand for our principal raw materials will be significantly impacted by demand in emerging markets, particularly in China and India. Certain commodity prices, particularly aluminum, copper, resins and steel, have markedly increased. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

We May Not Succeed in Our Attempts to Improve our Cost Structure and Absent Significant Improvement, if A Modified Plan of Reorganization is not Consummated We May Be Unable to Generate Sufficient Excess Cash Flow to Meet Increased U.S. Pension and OPEB Funding Obligations Upon Emergence.

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

We have satisfied the majority of our U.S. pension funding obligations, including those which had been previously deferred during the chapter 11 cases, through completion of the first step of the 414(l) Net Liability Transfer pursuant to the provisions of the comprehensive settlement agreements, the Amended MRA and Amended GSA. The second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization. In addition, we will still maintain responsibility for and need to meet U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees and certain subsidiaries. We may also require additional cash to meet increases in our remaining U.S. pension funding obligations resulting from market volatility that adversely affects our asset return expectations, a declining interest rate environment, or other reasons. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the certain pension plans at the date of emergence. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for further information.

Our Amended And Restated DIP Credit Facility And GM Advance Agreement Expire, Absent An Extension, On December 31, 2008. Required Lenders Under Our Amended And Restated DIP Credit Facility Have Agreed To An Accommodation Agreement And GM Has Agreed To Amend And Extend The Term Of The GM Advance Agreement Until June 30, 2009 And To Enter Into A Temporary Accelerated Payment Agreement Pursuant To Which GM Will Accelerate Payment Of Certain Payables To Delphi. However, Each Agreement Remains Subject To Certain Conditions, Including Court Approval. Should Borrowings Under Our Amended And Restated DIP Credit Facility Become Due, Or Should the Advances Pursuant To The GM Advance Agreement Become Unavailable Then Absent Procurement Of Alternative Financing, Our Liquidity Would Be Severely Restricted Resulting In A Material Adverse Impact On Our Business, Financial Condition And Operating Results, Which May, Among Other Things, Delay or Prevent Completion Of Our Transformation Plan. Additionally, Further Disruption In The Capital Markets May Adversely Affect Our Ability To Secure Alternative Financing.

Until such time as we are able to successfully reorganize our capital structure and operations, fully implement our transformation plan and emerge from chapter 11, we expect that our operations will continue to use cash. The tight credit markets continue to delay the Debtors’ emergence from chapter 11, making us particularly vulnerable to changes in the overall economic climate. Furthermore, in light of the current economic climate in the global automotive industry, we anticipate continued operating challenges due to lower North American production volumes, slowing economic growth and possible recession globally, related pricing pressures stemming from increasingly competitive markets, and continued commodity price volatility, which may place further pressures on our liquidity despite the progress of our transformation. As a result we expect that we will continue to require significant borrowings under our Amended and Restated DIP Credit Facility supplemented by advances from time to time under the GM Advance Agreement and GM’s agreement to accelerate payment of certain payables during the second quarter of 2009 under the Partial Temporary Accelerated Payments Agreement as described below to maintain sufficient liquidity to fund our operations.

In order to partially address our liquidity needs following the maturity of our Amended and Restated DIP Credit Facility on December 31, 2008 (the “DIP Maturity Date”), on November 7, 2008, we filed a motion with the Court seeking authority to enter into an Accommodation Agreement (the “Accommodation Agreement”) whereby the administrative agent under the facility and the requisite majority of holders of Tranche A and Tranche B commitments and exposure by amount (the “Required Lenders”) would agree to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility, to the extent already drawn prior to December 31, 2008, notwithstanding the passing of the maturity date or the failure to comply with certain mandatory prepayment provisions until the earlier to occur of (i) June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain milestones, as described below, in its reorganization cases) (ii) the date on which a plan of reorganization becomes effective, (iii) our failure to comply with our covenants under the Accommodation Agreement or (iv) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain mandatory prepayment provisions). However, as referenced above, the outside date of June 30, 2009 for the accommodation period would be shortened to May 5, 2009 if the Debtors have not met one of the following conditions: the Debtors must either (a) have received binding commitments, subject to customary conditions, on or prior to February 27, 2009, for debt and equity financing sufficient for them to emerge from chapter 11 pursuant to the modified Plan or any other plan of reorganization that provides the Required Lenders with the same treatment as that set forth in the modified Plan or (b) have (i) filed, on or prior to February 27, 2009, modifications to the modified Plan or any other plan of reorganization to which the administrative agent does not submit a notice, within ten business days of such filing, informing the Debtors that the Required Lenders affirmatively oppose such modifications or plan of reorganization (a “Notice”), and (x) (i) modifications to the disclosure statement with respect to the modified Plan, as may have been further modified, or (ii) a disclosure statement with respect to such other plan of reorganization as described above, and (y) the re-solicitation or solicitation, as the case may be, of votes in connection with the modified Plan or such other plan of reorganization, (ii) on or prior to March 31, 2009, the Debtors must have obtained entry of the Court’s order approving modifications to the disclosure statement with respect to the modified Plan, as may have been further modified, or such other plan of reorganization as described above. The agent would submit a Notice if more than 50% in amount of the holders of Tranche A and Tranche B commitments and exposure vote, within ten business days after the filing of the modifications to the modified Plan or the new plan of reorganization, to oppose such plan modifications (or any such other filed plan of reorganization) on the grounds that such plan was not acceptable to them. Notwithstanding the Accommodation Agreement, (x) we will no longer be able to make additional draws under the facility after December 31, 2008, the maturity date of the Amended and Restated DIP Credit Facility and (y) we will be required to, on or before December 31, 2008, the maturity date of the Amended and Restated DIP Credit Facility, replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility ($97 million as of September 30, 2008). Although Delphi considered seeking an extension of the Amended and Restated DIP Credit Facility, due to the ongoing, unprecedented turbulence in the capital markets and automotive industry, Delphi does not believe it would have been able to obtain the necessary consent of 100% of its lenders to such an extension at this time, though it may consider seeking an extension in the future. In addition, although the Accommodation Agreement will not be entered into by each lender under the Amended and Restated DIP Credit Facility, it is expected to be entered into by the Required Lenders. The Company has been informed that the administrative agent supports the Accommodation Agreement. Delphi has begun seeking the necessary consents to consummate the Accommodation Agreement and anticipates receiving consents from the Required Lenders prior to November 24, 2008, the scheduled hearing date of the motion, though there can be no assurances it will obtain the required consents or Court approval. There can also be no assurance the outside termination date of the Accommodation Agreement will not be shortened from June 30, 2009 to May 5, 2009 because there can be no assurance that we will (i) obtain binding commitments for debt and equity financing sufficient to emerge from chapter 11 pursuant to the modified Plan or any other plan of reorganization that provides the Required Lenders with the same treatment as that set forth in the modified Plan on or prior to February 27, 2009; (ii) file modifications to the modified Plan or any other plan of reorganization on or prior to February 27, 2009 to which Required Lenders do not object; or (iii) obtain Court approval of (x) modifications to the disclosure statement with respect to the modified Plan, as may have been further modified, or a disclosure statement with respect to such other plan of reorganization as described above or (y) re-solicitation or solicitation votes, on or prior to March 31, 2009. Refer to Note 23. Subsequent Events for more information. Absent receipt of the necessary consents and Court approval of the Accommodation Agreement or the ability to obtain an extension or other amendment to the Amended and Restated DIP Credit Facility, Delphi does not anticipate having sufficient cash to pay the outstanding balances upon expiration on December 31, 2008 and still continue to fund its operations.

The covenants in the Accommodation Agreement and the Amended and Restated DIP Credit Facility generally require us to, among other things, maintain a rolling 12-month cumulative global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), for us and our direct and indirect subsidiaries, on a consolidated basis, at specified levels. Our Amended and Restated DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type, including any failure to comply with the Global EBITDAR covenant. The occurrence of any event of default under the Amended and Restated DIP Credit Facility would permit the lenders to cause the amounts outstanding to become immediately due and payable. In addition, upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under our Amended and Restated DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. As of September 30, 2008, we were in compliance with the Global EBITDAR covenant and the other covenants in the facility. Given the increasingly difficult global credit markets, which are particularly impacting vehicle manufacturers, we expect that continued covenant compliance over the balance of 2008 will be subject to challenges. Although we have been able to maintain compliance despite the continuation of some of these pressures, we have done so only with support from GM, including GM’s agreement to forego cash payments of up to $112 million in warranty costs, which amount we had agreed to pay GM upon emergence from chapter 11 pursuant to the previously reported Warranty, Settlement and Release Agreement and expect that continued compliance will in part be reliant on further support payments to be made pursuant to the terms of the Amended MRA, which became effective in September 2008. There can be no assurance that we will remain in compliance for the balance of 2008, particularly if further deterioration in our earnings or increases in our operating costs occurs.

We also may need to procure supplemental liquidity by borrowings from GM under the GM Advance Agreement and GM’s agreement, subject to Court approval of the extension and amendment of the GM Advance Agreement, to accelerate the payment of certain payables to Delphi, which could result in an additional of $100 million of liquidity to Delphi in each of the months of April, June and July of 2009. The GM Advance Agreement currently matures on December 31, 2008; however, GM agreed, subject to Court approval and subject to the Accommodation Agreement becoming effective, to extend and amend the term of its Advance Agreement through the earlier of (i) June 30, 2009, (ii) such date as Delphi files any motion seeking to amend the Plan in a manner that is not reasonably acceptable to GM, (iii) the termination of our Amended and Restated DIP Credit Facility and (iv) such date as a plan of reorganization becomes effective. The Court hearing on Delphi’s motion to extend the Advance Agreement and the Partial Temporary Accelerated Payments Agreement is expected to be concurrent with Delphi’s motion seeking authority to enter into the Accommodation Agreement. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. There can be no assurances, however, that the Court will approve the Partial Temporary Accelerated Payments Agreement, the Accommodation Agreement or the extension and amendment of the Advance Agreement or that such agreements will actually become effective. Failure to continue to operate pursuant to the terms of our Amended and Restated DIP Credit Facility, to maintain availability under the GM Advance Agreement, to receive accelerated payments of certain payables from GM during the second quarter of 2009 or to procure alternative financing would have a material adverse impact on our business, financial condition and operating results by severely restricting our liquidity and force it, among other things, to delay completion of our transformation plan. In addition, as noted above, GM is facing a number of operational challenges and its own liquidity constraints, which may impact our ability to obtain additional liquidity support from GM or otherwise; or trigger an event of default proposed to be incorporated into the Amended and Restated DIP Credit Facility pursuant to the Accommodation Agreement.

We Anticipate The Need For Significant Borrowings Even After Emergence From Chapter 11 As We Complete Our Transformation Plan. The Significant Contraction Of Credit Availability As A Result Of The Current Difficult And Turbulent Capital Markets May Adversely Impact Our Ability To Obtain Exit Financing As Contemplated By A Modified Plan.

We are seeking approximately $2.75 billion in exit financing to fund our operations post-emergence. As previously discussed, as a result of the tight credit markets and challenging economic environment there can be no assurances in the current capital market environment that we will be able to raise the full amount we are seeking at the rates assumed in our business plan. Failure to obtain exit financing as contemplated by a modified Plan may further delay our transformation and emergence from chapter 11, leaving us increasingly vulnerable to any further deterioration in economic conditions.

Our Substantial Global Operations Means We Are Exposed to Foreign Currency Fluctuations which May Affect our Financial Results.

We have currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. Historically, we have reduced our exposure through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We cannot provide assurance that fluctuations in currency exposures will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the third quarter of 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 15. Debt, to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of 2008, no matters were submitted to a vote of security holders.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

2(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
10(a)	Agreement between Delphi Corporation and General Motors Corporation dated as of August 7, 2008, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed September 29, 2008.
10(b)	Delphi Corporation Supplemental Executive Retirement Program, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed September 29, 2008.*
10(c)	Delphi Corporation Salaried Retirement Equalization Savings Program, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed September 29, 2008.*
10(d)	Amended and Restated Global Settlement Agreement between Delphi Corporation and General Motors Corporation, dated September 12, 2008.
10(e)	First Amendment to the Amended and Restated Global Settlement Agreement, dated as of September 25, 2008.
10 (f)**	Amended and Restated Master Restructuring Agreement between Delphi Corporation and General Motors Corporation, dated September 12, 2008.
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement

**	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
(Registrant)

November 10, 2008	/s/ Thomas S. Timko
Thomas S. Timko Chief Accounting Officer and Controller