Form 10-K
period 2008-12-31
DELPHI CORP
filed 2009-03-03
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock, $0.01 par value per share, held by non-affiliates of the registrant, was approximately $40 million. The closing price of the Common Stock on June 30, 2008 as reported on Pink Sheets, LLC, a quotation service for over the counter securities, was $0.07 per share. As of June 30, 2008, the number of shares outstanding of the registrant’s Common Stock was 564,635,299 shares.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share as of January 31, 2009, was 564,637,307.

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

Overview. Delphi is a leading global supplier of mobile electronics and transportation systems, including powertrain, safety, thermal, controls and security systems, electrical/electronic architecture, and in-car entertainment technologies, engineered to meet and exceed the rigorous standards of the automotive industry. Delphi was incorporated in 1998 in contemplation of its separation from General Motors Corporation (“GM”) in 1999 (the “Separation”). Technology developed and products manufactured by Delphi are changing the way drivers interact with their vehicles. Delphi is a leader in the breadth and depth of technology to help make cars and trucks smarter, safer and better. The Company supplies products to nearly every major global automotive original equipment manufacturer.

We have extensive technical expertise in a broad range of product lines and strong systems integration skills, which enable us to provide comprehensive, systems-based solutions to vehicle manufacturers (“VMs”). We have established an expansive global presence, with a network of manufacturing sites, technical centers, sales offices and joint ventures located in major regions of the world. We operate our business along the following reporting operating segments that are grouped on the basis of similar product, market and operating factors:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	Corporate and Other, which includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, and the elimination of inter-segment transactions.

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

Statutory Committees. On October 17, 2005, the Court formed a committee of unsecured creditors in the chapter 11 cases (the “Creditors’ Committee”). On April 28, 2006, the U.S. Trustee, acting pursuant to the Court’s order issued March 30, 2006, formed an equity committee, to represent holders of Delphi’s common stock in the chapter 11 cases (the “Equity Committee”). On July 23, 2008, the Creditors’ Committee and Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the Creditors’ Committee, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s plan of reorganization. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to prosecute such complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the previously confirmed plan of reorganization, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor Appaloosa Management L.P. and the other investors who were party to the Equity Purchase and Commitment Agreement dated as of August 3, 2007, as amended.

Debtor-in-Possession Financing and GM Liquidity Support On October 28, 2005, the Court entered an order granting Delphi’s request for $2.0 billion in senior secured debtor-in-possession (“DIP”) financing provided by a group of lenders led by JPMorgan Chase Bank and Citigroup Global Markets, Inc. The Court also approved an adequate protection package for Delphi’s outstanding $2.5 billion prepetition secured indebtedness under its prepetition credit facility. The proceeds of the DIP financing together with cash generated from daily operations and cash on hand were used to fund postpetition operating expenses, including supplier obligations and employee wages, salaries and benefits. On January 5, 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Refinanced DIP Credit Facility (the “Amended and Restated DIP Credit Facility”), which amendments and extension became effective in May 2008. As a result of the amendment and restatement, the aggregate size of the facility was reduced from $4.5 billion to $4.35 billion, consisting of a $1.1 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”). On December 12, 2008, pursuant to the authority granted by the Court on December 3, 2008, Delphi entered into an accommodation agreement (the “Accommodation Agreement”) with its lenders whereby such lenders agreed to, among other things, allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility and to forbear from the exercise of certain default-related remedies, in each case until June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain milestones in its reorganization cases), but subject to the continued satisfaction by Delphi of a number of covenants and conditions.

Delphi also has the ability to draw down amounts pursuant to an agreement with GM whereby GM agreed to advance payments to be made by GM to Delphi following the effectiveness of the GM settlement and restructuring agreements (the “GM Advance Agreement”), which agreement was later extended and amended during the second half of 2008 to provide up to $300 million in advances through June 30, 2009. In addition, GM has agreed to accelerate payment of certain payables to Delphi, which could result in an additional $300 million of liquidity to Delphi to be provided through May of 2009 (the “Partial Temporary Accelerated Payments Agreement”).

On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. Accordingly, absent changes to the GM Advance Agreement, Delphi believes it has access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into April 2009. In addition, Delphi projects it will have sufficient additional liquidity support to manage its U.S. operations into May 2009 as it continues discussions with its stakeholders on proposed modifications to the Plan, subject to satisfaction of certain specified milestones in its reorganization cases and the conditions necessary to consummate the agreement reached with GM on March 3, 2009 described below whereby GM would increase the amounts available under the GM Advance Agreement to a total of $450 million.

On February 27, 2009, as provided for under the January 30, 2009 amendment to the Partial Temporary Accelerated Payments Agreement, GM opted to commit to increase from $300 million to $350 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, and (ii) Court approval of the increase prior to March 25, 2009. Additionally, on March 3, 2009 GM committed to further increase from $350 million to $450 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, (ii) Court approval of the further increase prior to March 25, 2009, (iii) approval by GM’s board of directors, (iv) execution of a definitive transaction agreement relating to the sale of Delphi’s Steering Business to GM prior to March 24, 2009, and (v) Court approval of the Steering Business Option Exercise Agreement between Delphi and GM prior to March 25, 2009. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations: Steering and Halfshaft Business. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. Delphi believes receipt of GM’s commitment is a significant step toward Delphi being able to secure such additional liquidity. However liquidity remains constrained and we must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment.

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008. For further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of the Accommodation Agreement, as amended by the Amendment and Supplemental Amendment, including the covenants and conditions to the lenders’ continued forbearance from exercising remedies through the accommodation period, the milestones Delphi must achieve in its chapter 11 cases to avoid an early termination of the accommodation period, the remaining conditions which must be satisfied to receive additional liquidity support under the Accommodation Agreement, and the terms and conditions in the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

Contract Rejection and Assumption Process. Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a Court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. Additional liabilities subject to compromise and resolution in the chapter 11 cases have been asserted as a result of damage claims created by the Debtors’ rejection of executory contracts. For additional information, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Reorganization and Transformation Plan in this Annual Report.

Treatment of Prepetition Claims; Proofs of Claim. Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all prepetition debt obligations of the Debtors. The stay of proceedings provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. On April 12, 2006, the Court entered an order establishing July 31, 2006 as the bar date. The bar date was the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 Filings were required to be filed if the claimants wish to receive any distribution in the chapter 11 cases. On April 20, 2006, the Debtors commenced notification, including publication, to all known actual and potential creditors, informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. The rights of and ultimate payments by the Debtors under prepetition obligations are set forth in the modified Plan, as referenced below. For additional information, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan in this Annual Report and Note 14. Liabilities Subject to Compromise to the consolidated financial statements in this Annual Report.

Plan of Reorganization and Transformation Plan. On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, including agreements reached with each of Delphi’s principal U.S. labor unions and GM, a plan to streamline our product portfolio and make the necessary manufacturing alignment with our new focus, transform our cost structure and resolve our pension funding situation. On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s Plan and Disclosure Statement became final. Under the terms and subject to the conditions of the Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA and that Appaloosa is entitled to terminate the EPCA. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Creditors’ Committee and Equity Committee in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA. Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Reorganization and Transformation Plan, on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its chapter 11 cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility. To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions, and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in the global automotive industry. The combination of these actions, together with the above noted Amendment and Supplemental Amendment to the Accommodation Agreement, and GM’s commitment to increase amounts available under the GM Advance Agreement, assuming all required governmental approvals are received, all other conditions with respect to such commitment are satisfied prior to March 25, 2009, and Delphi is able to meet certain specified milestones in its reorganization cases, is expected to provide the Company with sufficient short-term U.S. liquidity to support its working capital requirements and operations into May 2009. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. However liquidity remains constrained and we must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. Delphi continues to be engaged in comprehensive discussions with GM related to GM’s role in a modified plan of reorganization, including potential modifications to the Master Restructuring Agreement, as amended (the “MRA”) as part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment. Delphi and GM are discussing pulling forward elements of GM’s previously agreed support for Delphi into one payment at emergence in combination with the transfer to GM of certain of Delphi’s U.S. manufacturing sites dedicated principally to supplying product to GM. This potential arrangement or modifications to existing agreements are designed to facilitate Delphi’s emergence from chapter 11, notwithstanding the current state of the global economy, the automotive market and the capital markets. Discussions among the parties are ongoing. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan in this Annual Report for more information.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to obtain confirmation of necessary modifications to the Plan that recognize the existing market conditions. Moreover, the continued forbearance by Delphi’s lenders under the DIP financing and the effectiveness of any modified plan of reorganization is subject to a number of conditions, including the entry of certain orders by the Court and the obtaining of necessary emergence capital. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied.

For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in this Annual Report. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by a company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

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

Industry

The automotive parts industry provides components, systems, subsystems and modules to VMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts for current production and older vehicles. Although overall long-term growth of vehicle sales and production is expected in the VM market, the industry is currently experiencing significant declines in volume. Demand for automotive parts in the VM market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. Although VM demand is tied to planned vehicle production, the automotive parts industry also has the opportunity to grow through increasing product content per vehicle, further penetrating business with existing customers and by gaining new customers and markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

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

Shorter Product Development Cycles. Suppliers are under pressure from VMs to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. In developing countries, demand is increasing for smaller, less expensive vehicles that satisfy basic transportation needs. In addition, increasingly stringent government regulations regarding vehicle safety and environmental standards are accelerating new product development cycles.

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

Global Capability, Industry Consolidation and Restructuring. In order to serve multiple markets in a more cost-effective manner, many VMs are turning to global vehicle platforms, which typically are designed in one location but produced and sold in various geographic markets around the world. Broader global markets for vehicle sales and the desire of VMs to adapt their products to satisfy regional and cultural variations have driven industry consolidation as suppliers work to establish capabilities within the major regions, as they follow their customers. The trend of consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies through business combinations, build stronger customer relationships by following their customers as they expand globally, acquire complementary technologies, and shift production among locations. Additionally, the VM market, particularly in North America and Europe, is experiencing significant financial challenges due to unprecedented decreases in volume and high fixed cost structures. The VMs continue to implement actions to reduce capacity and cost structures while investing in new technologies and global vehicle platforms, but have experienced delays. In response, automotive parts suppliers are also attempting to reduce capacity and reduce costs and are investing in new technologies. However, recent significant declines in VM production volume combined with high material and labor costs has adversely impacted the financial condition of several automotive parts suppliers resulting in accelerated industry consolidation and the need of many domestic suppliers, including Delphi, to restructure operations and refocus product design and development to compete more effectively. Constraints in the credit markets have made access to additional liquidity to fund restructuring difficult and costly. These conditions are expected to continue into the foreseeable future, which may result in continued industry consolidation and additional restructurings in the automotive parts industry. Companies in the automotive parts industry must work to maintain liquidity, reduce capacity and costs and focus on diversifying the customer base.

Research, Development and Intellectual Property

Delphi maintains technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2008 and 2007, we employed approximately 16,500 and 18,500, respectively, engineers, scientists and technicians around the world, including 12,000 and 16,000, respectively, at our technical centers and customer centers, with over one-third focused on electronic and high technology products, including software algorithm development. We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products. However, in light of increasing need to reduce costs and more efficiently rationalize capital spending, Delphi is more critically evaluating the profit potential of new and existing customer programs and the extent to which any proposed investment is necessary to maintain or improve the Company’s operating margins and has reduced the level of engineers, scientists and technicians around the world in line with the overall reductions to the salaried workforce. Total expenditures for research and development activities (including engineering) were approximately $1.9 billion, $2.0 billion, and $2.0 billion for the years ended December 31, 2008, 2007, and 2006, respectively. We seek to maintain our research and development activities in a more focused product portfolio and to allocate our capital and resources to those products with distinctive technologies and greater electronics content; however, our ability to do so will depend significantly on our ability to continue to generate sufficient cash from operations over and above that which is needed to support ongoing operations and the significant reorganization activity planned. We expect expenditures for research and development activities to be approximately $1.5 billion in 2009.

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

For the past three years, we were challenged by commodity cost increases, most notably copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel charges. We are continually seeking to manage these and other material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings. We anticipate that an increase in the number of financially volatile key suppliers is likely to continue into the future. We will continue and increase our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts incurred on quoted customer programs. At the end of the third quarter and throughout the fourth quarter of 2008, and into early 2009, the market price of certain commodities, including copper and oil prices, declined significantly and may foreshadow lower cost petroleum-based resin products and lower fuel charges in the future; however prices remain extremely volatile, complicating hedging strategies and other efforts to plan and manage such costs. Our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Employees-Union Representation

As of December 31, 2008, we employed approximately 146,600 people (18,900 in the U.S., and 127,700 outside of the U.S.): approximately 32,700 salaried employees and approximately 113,900 hourly employees. On a comparable basis, as of December 31, 2007, we employed approximately 169,500 people (28,400 in the U.S., and 141,100 outside of the U.S.): approximately 36,100 salaried employees and approximately 133,400 hourly employees. Our unionized employees are represented worldwide by approximately 50 unions, including the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America (“IUE-CWA”), the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L (together, the “USW”), and Confederacion De Trabajadores Mexicanos (“CTM”). As of December 31, 2008 and 2007, approximately 8,800 and 14,200 hourly employees were represented by the UAW, approximately 1,300 and 2,000 by the IUE-CWA and approximately 300 and 500 by the USW and other unions, respectively.

In 2006, the Court entered orders authorizing Delphi to enter into an attrition program and supplemental attrition program with GM and the UAW (the “UAW Attrition Programs”), which offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements and incentives. Also in 2006, Delphi, GM, and the IUE-CWA reached agreement on the terms of a special attrition program which mirrored in all material respects the UAW Attrition Programs (the “IUE-CWA Special

Attrition Program”). For more detail regarding the UAW Attrition Programs and the IUE-CWA Special Attrition Program, refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements. WTC, as indenture trustee to the Debtors’ senior notes and debentures, filed a notice of appeal from the Court’s order approving the UAW Special Attrition Program. On July 17, 2006, WTC filed a notice of appeal from the order approving the UAW Supplemental Agreement and the IUE-CWA Special Attrition Program. The appeals have been placed in suspense and resolution is not expected to have a material impact on Delphi’s financial condition or results of operations.

On March 31, 2006, the Debtors filed a motion with the Court under sections 1113 and 1114 of the Bankruptcy Code seeking authority to reject U.S. labor agreements and to modify retiree benefits. A hearing on the section 1113 and 1114 motion commenced in May 2006 and continued into June, and thereafter was adjourned on several occasions. In June, July and August 2007, Delphi signed agreements with its principal U.S. labor unions which settled the Debtors’ motion under sections 1113 and 1114 of the Bankruptcy Code. Among other things, as approved and confirmed by the Court, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions, covering a four-year term with each union. The U.S. labor settlement agreements include workforce transition programs which provide eligible employees with transformation plan options. Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information. On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the comprehensive settlement agreements with GM as discussed further in Arrangements Between Delphi and GM below.

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

Delphi’s organizational structure and management reporting support the management of these core product lines. Our current product offerings are organized in the following five operating segments: Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems, as well as the Automotive Holdings Group. Our operating segment product offerings and principal competitors as of December 31, 2008 are described below. Refer to Note 22. Segment Reporting to the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for additional financial information regarding each operating sector. In addition to these five operating segments, we have product sales in the automotive aftermarket, including diesel and original equipment service, consumer electronics and the medical device industry which are reported in the Corporate and Other segment and we have steering and halfshaft product sales and interiors and closures product sales which are reported in discontinued operations.

Below is a summary of financial information related to each of our segments followed by a description of our segment product offerings and principal competitors.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2008:
Net sales	$4,048	$4,470	$5,649	$2,121	$1,348	$424	$18,060
Operating (loss) income	$(654)	$(130)	$(361)	$18	$(68)	$(286)	$(1,481)
OIBDAR	$(70)	$120	$96	$39	$44	$40	$269
2007:
Net sales	$5,035	$5,663	$5,968	$2,412	$2,946	$259	$22,283
Operating income (loss)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
OIBDAR	$439	$125	$329	$84	$73	$(319)	$731
2006:
Net sales	$5,093	$5,565	$5,365	$2,607	$3,638	$469	$22,737
Operating income (loss)	$188	$(128)	$(110)	$(170)	$(488)	$(3,834)	$(4,542)
OIBDAR	$489	$234	$154	$(6)	$(121)	$(864)	$(114)

Corporate and Other, which includes the Product and Service Solutions business which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, and the elimination of inter-segment transactions.

Management believes segment operating income before depreciation, amortization, transformation and rationalization charges and discontinued operations (“OIBDAR”) is a meaningful measure of performance and it is used by management and our Board of Directors to analyze Company and stand-alone segment operating performance. Segment OIBDAR should not be used as a substitute for results prepared in accordance with U.S. GAAP and should not be considered as an alternative to operating income, which is the most directly comparable financial measure to OIBDAR that is in accordance with U.S. GAAP. Segment OIBDAR, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Segment in this Annual Report for further details, including a reconciliation to U.S. GAAP operating income (loss).

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

•	The gasoline EMS portfolio features fuel injection and air/fuel control, valve train, ignition, sensors and actuators, transmission control products, and powertrain electronic control modules with software, algorithms and calibration.

•	The diesel EMS product line offers high quality common rail system technologies.

•	Supply integrated fuel handling systems for gasoline, diesel, flexfuel and biofuel configurations.

•	Innovative evaporative emissions systems that are recognized as industry-leading technologies.

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

Interiors and Closures Business. Delphi closed on the sale of the cockpit and interiors and integrated closures products during the first quarter of 2008, refer to Note 5. Discontinued Operations to the consolidated financial statements for additional information. The results of the interiors and closures business are reported in discontinued operations through the date of the sale. The interiors and closures business offered interiors and closure system products that addressed customers styling, quality and performance requirements.

Customers

We primarily sell our products and services to the major global VMs in every region. We also sell our products to the worldwide aftermarket for replacement parts, including the aftermarket operations of our VM customers and to other distributors and retailers (“Independent Aftermarket”). GM sales include GM and its consolidated subsidiaries. Sales to GM’s non-consolidated subsidiaries (such as Shanghai GM) and sales to other Tier 1 suppliers that sell directly to GM are classified as sales to other customers. As a percentage of sales from continuing operations, our sales to customers other than GM were 69% in 2008. While we expect our non-GM business to continue to increase, we anticipate that GM will remain our largest customer for a period of time due to forward commitments to supply relationships and our historic relationship with GM. Our sales to GM continue to decline, principally due to declining GM production, GM’s diversification of its supply base, ongoing changes in our vehicle content and the product mix supplied, the impact of customer driven price reductions, and the elimination of non-core businesses. While we intend to continue to focus on retaining and winning GM’s business in each of our core strategic product lines, we cannot provide assurance that we will succeed in doing so. Additionally, our revenues may be affected by changes in GM’s business or market share and that impact will likely vary by region. GM has reported a variety of challenges it is facing, including severe liquidity issues, its relationships with its unions, large shareholders and bondholders and its cost and pricing structures. As discussed in more detail in Item 1A. Risk Factors, GM has received $13.4 billion in government loans to supplement its liquidity to support the minimum amount necessary to operate its business.

The following table shows our total net sales for continuing operations for each of the last three years:

	Total Net Sales
	Year Ended December 31,
	2008		2007		2006
Customer	$	%	$	%	$	%
	(dollars in millions)

GM-North America	$3,752	21%	$6,351	28%	$7,443	33%
GM-International	1,522	9%	1,560	7%	1,351	6%
GM-Service Parts Organization	251	1%	390	2%	550	2%

Total GM	5,525	31%	8,301	37%	9,344	41%
Other customers	12,535	69%	13,982	63%	13,393	59%

Total net sales	$18,060	100%	$22,283	100%	$22,737	100%

Included in sales to other customers in the foregoing table are sales to all customers other than GM and its consolidated subsidiaries, including sales to other major global VMs and sales to Tier 1 suppliers who ultimately sell to GM. Sales to Ford Motor Company and the Volkswagen Group were approximately 6% and 5% of total sales in 2008, respectively.

Sales Backlog

We receive VM purchase orders for specific components supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, and do not require the customer to purchase a minimum quantity. Customers can impose competitive pricing provisions on those purchase orders each year, potentially reducing our profit margins or increasing the risk of our losing future sales under those purchase orders. Additionally, our largest customer, GM, reserves a right to terminate for convenience on certain of our long-term supply contracts (see Arrangements Between Delphi and GM, VM Supply Arrangements below). Termination for convenience means GM can terminate the contract at any time for any reason. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or dealer inventory levels.

Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of VM production over such periods, we believe that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for VM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved. Accordingly, even though we have purchase orders covering multiple model years, they do not require the customer to purchase a minimum quantity. Accordingly, we have experienced a significant decline in VM purchase orders due to unprecedented decreases in volume at the VMs which has adversely impacted Delphi’s revenues and short-term liquidity.

The composition of our purchase orders and arrangements as measured by terms and conditions has remained largely consistent.

Delphi’s Global Operations

Information concerning principal geographic areas for continuing operations is set forth below. Net sales data reflects the manufacturing location for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,
	2008				2007				2006
	Net Sales				Net Sales				Net Sales
		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property
	(dollars in millions)

North America	$4,026	$3,645	$7,671	$1,425	$6,782	$4,975	$11,757	$1,906	$8,040	$5,881	$13,921	$2,024
Europe, Middle East, & Africa	885	6,346	7,231	1,412	1,002	6,396	7,398	1,476	879	5,463	6,342	1,539
Asia Pacific	104	1,917	2,021	429	76	2,105	2,181	341	71	1,700	1,771	367
South America	510	627	1,137	131	441	506	947	140	354	349	703	136

Total	$5,525	$12,535	$18,060	$3,397	$8,301	$13,982	$22,283	$3,863	$9,344	$13,393	$22,737	$4,066

Variability in Delphi’s Business

Substantially all of our business is related to automotive sales, which vary directly with the production schedules of our VM customers. The market for vehicles is cyclical and dependent on general economic conditions, consumer spending and buying preferences. The rate at which our customers build vehicles depends on their market performance as well as company specific inventory and incentive strategies. Any significant reduction or increase in automotive production by our customers has a material effect on our business.

We have substantial operations in major regions of the world and economic conditions in these regions often differ, which may have varying effects on our business. Our business is moderately seasonal, as our primary North American customers historically halt operations for approximately two weeks in July and approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results reflect this seasonality. However, given the reduced production volumes in the current economic and credit markets, the seasonality of our sales may be modified or become more pronounced.

Environmental Compliance

We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during 2006 and 2007, Delphi spent approximately $10 million in 2008 to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering Division facility to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.

Delphi is also subject to complex laws governing the protection of the environment and requiring investigation and remediation of environmental contamination. Delphi is in various stages of investigation and remediation at its manufacturing sites where contamination has been discovered. Additionally, Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study (the “Feasibility Study”) concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. The Feasibility Study was approved (with modifications) by the EPA on November 25, 2008. On December 11, 2008, Delphi and the other PRPs filed a Notice of Objection and Invocation of Dispute Resolution with the EPA. Delphi and the other PRPs believe that the modifications to the Feasibility Study required by the EPA are not supported by the site assessment information developed to date, and would have the effect of unjustifiably increasing the likelihood of the EPA ultimately selecting excavation as the remedial approach for the Site. The dispute resolution process is pending. In the interim, Delphi and the other PRPs and the EPA are evaluating an additional remedial alternative for inclusion in the Feasibility Study. The additional remedy would involve installation of numerous wells at the Site for removal of liquid wastes. A Record of Decision is expected to be issued in 2009. Although Delphi believes that capping and future monitoring alone would be an appropriate and protective remedy, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2008, Delphi has recorded its best estimate of its share of the remediation based on the removal of liquids remedy. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $11 million to $15 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi received a Notice of Intent to File Civil Administrative Complaint (“Notice”) from the EPA on May 30, 2008 regarding a June 2007 chlorine gas cylinder leak that occurred at the Saginaw, Michigan Delphi Steering facility. The Notice alleges that Delphi failed to properly notify agency officials about the leak or the presence of chlorine gas at the site, and describes the EPA’s intent to seek approximately $0.1 million in civil penalties relating to the incident. Although Delphi disagrees with certain of the agency’s assertions, Delphi resolved the matter in February 2009 through signing a Consent Agreement and Final Order that commits Delphi to pay a civil penalty of $66,887.

As of December 31, 2008 and 2007, our reserve for environmental investigation and remediation was approximately $106 million (of which $9 million was recorded in accrued liabilities and $97 million was recorded in other long-term liabilities) and $112 million (recorded in other long-term liabilities), respectively. As of December 31, 2008 and 2007, $95 million and $101 million, respectively, of the reserve related to sites within the U.S. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation. Delphi completed a number of environmental investigations during 2006 in conjunction with our transformation plan, which contemplated significant restructuring activity, including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to our environmental reserve of approximately $70 million in 2006. The recorded reserves relate to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at various sites, including facilities designated as non-core and slated for closure or sale, is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2008 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2008, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $82 million.

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

Arrangements Between Delphi and GM

The Separation of Delphi from GM was effective January 1, 1999, at which time we assumed the assets and related liabilities of GM’s automotive components businesses. In connection with the Separation, we entered into agreements allocating assets, liabilities, and responsibilities in a number of areas including taxes, environmental matters, intellectual property, product liability claims, warranty, employee matters, and general litigation claims. We agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with our business post-Separation. The UAW settlement agreement extended, until March 31, 2008, our obligation to indemnify GM if certain GM-UAW benefit guarantees are triggered. In addition, we agreed to keep GM informed of any proposal to close a plant, eliminate a product line or divest of a division, and in good faith reasonably consider GM’s concerns. GM in turn agreed that it would not unreasonably withhold its consent to assignment of existing contracts with GM relating to the business being sold to a qualified buyer.

During 2007, Delphi and GM entered into comprehensive settlement agreements consisting of the Global Settlement Agreement, as amended (the “GSA”) and the Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA, as amended through January 25, 2008, comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and the MRA amended through January 25, 2008 provided that such agreements were not effective until and unless Delphi emerges from chapter 11. However, as part of Delphi’s overall negotiations with its stakeholders to further modify the Plan and emerge from chapter 11 as soon as practicable, Delphi and GM agreed to further amend the GSA and MRA and Delphi filed further amendments to the GSA and MRA (the “Amended MRA”) with the Court on September 12, 2008 and subsequently entered into an additional amendment to the GSA as of September 25, 2008 (as so amended, the “Amended GSA”). On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the agreements as described in more detail below. The Court approved the Amended GSA and Amended MRA on September 26, 2008 and the Amended GSA and Amended MRA became effective on September 29, 2008. These amended agreements include provisions related to the transfer of certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). The 414(l) Net Liability Transfer is to occur in two separate steps. The first step occurred on September 29, 2008 and the second step of the 414(l) Net Liability Transfer will occur upon the effectiveness of an amended plan of reorganization under certain conditions as described further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan. Additionally, under the terms of the Amended GSA and union labor agreements, during 2008 GM assumed $6.8 billion of traditional hourly other postretirement benefit liabilities related to plan participants with prior GM service. The effectiveness of these agreements resulted in a material reduction in Delphi’s liabilities and future expenses related to U.S. hourly workforce benefit programs. For more information regarding these matters, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan, GM in this Annual Report.

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

Our business with GM and with other VMs is governed by supply contracts. Consistent with GM’s contracts with other suppliers, on a case by case basis, GM may terminate a supply contract with Delphi and “re-source” the business to another supplier for a variety of factors, such as our non-competitiveness (including, in many cases, price as well as quality, service, design, and technology), cause, expiration, and termination for convenience. Termination for convenience means GM can terminate the contract at any time for any reason. Although GM reserves a right to terminate for convenience under its standard terms and conditions, GM’s standard long-term contracts limit GM’s termination for convenience rights and its rights to re-source for non-competitiveness. Our supply contracts with GM are generally either annual purchase orders, under which GM retains a right to terminate for convenience, or long-term contracts. GM’s current standard long-term contract provides that GM will not exercise its right to terminate for convenience except in the case of cancellation or modification of the related vehicle program, provided that GM may “re-source” for non-competitive pricing, technology, design or quality at any time during the contract period, subject to the requirement of notice and an opportunity for us to become competitive. In addition, our supply contracts with GM generally give GM the right to terminate in the event of a change in control of Delphi. Unilateral termination by GM of a majority of its supply contracts with us would have a material adverse effect on our business.

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

On March 31, 2006, the Debtors filed a motion with the Court seeking authority to reject certain customer contracts with GM under section 365 of the Bankruptcy Code. The initial GM contract rejection motion covered approximately half of the North American annual purchase volume revenue from GM. The hearing on the motion was scheduled to commence on September 28, 2006, but was adjourned on several occasions with periodic chambers conferences being conducted in the interim to provide the Court with updates regarding the status of negotiations to consensually resolve the motion. On March 31, 2006, the Company also delivered a letter to GM initiating a process to reset the terms and conditions of more than 400 commercial agreements that expired between October 1, 2005 and March 31, 2006. The issues that gave rise to the GM contract rejection motion were resolved under the terms of the Amended GSA and the Amended MRA. Pursuant to the Amended GSA, Delphi filed a stipulated order withdrawing the GM contract rejection motion, which was entered by the Court on January 7, 2008.

Employee Matters. As part of the Separation, we entered into several agreements with GM to allocate responsibility and liability for certain employee related matters. In connection with our Separation from GM, GM granted the UAW-, IUE-CWA- and USW-represented employees guarantees covering benefits to be provided to certain former U.S. hourly employees who became our employees and we entered into an agreement with GM that required us to indemnify GM if GM was called to perform under the GM-UAW guarantee. During the second quarter of 2007, Delphi signed an agreement with the UAW, and during the third quarter of 2007, Delphi signed agreements with the remainder of its principal U.S. labor unions, which were ratified by the respective unions and approved by the Court in the third quarter of 2007. Among other things, this series of settlement agreements or memoranda of understanding among Delphi, its unions, and GM modify, extend or terminate provisions of the existing collective bargaining agreements among Delphi and its unions and cover issues such as site plans, workforce transition and legacy pension and other postretirement benefits obligations as well as other comprehensive transformational issues. Portions of these agreements became effective in 2007, and the remaining portions were tied to the effectiveness of the GSA and the MRA, and substantial consummation of the Plan as confirmed by the Court. The Amended GSA and the Amended MRA became effective on September 29, 2008.

Flowback Rights. Upon our separation from GM, certain of our hourly UAW-represented employees in the U.S. were provided with opportunities to transfer to GM as appropriate job openings became available at GM. GM employees in the U.S. had similar opportunities to transfer to Delphi. The original agreements provided that, when an employee transferred, the employee would be eligible for pension benefits which in total reflect the transferring employee’s combined years of credited service. The parties did not transfer pension assets or liabilities in order to accomplish this. Rather, pension responsibility between Delphi and GM was allocated on a pro-rata basis based upon the employee’s credited service at each company (although service at Delphi included service with GM prior to the Separation). The transferring employee also was eligible for OPEB from the receiving company. The sending company would make a cash settlement for OPEB obligations the receiving company assumed (also calculated on a pro-rata basis) based on the year the employee was actuarially determined to retire. However, no cash settlements occurred between GM and Delphi following Delphi’s filing for bankruptcy.

The ability of GM employees to flow to Delphi was eliminated under the UAW settlement agreement. Additionally, pursuant to the Amended GSA, Delphi transferred certain assets and liabilities of its Delphi Hourly-Rate Employees Pension Plan to the GM Hourly-Rate Employees Pension Plan, as set forth in certain union settlement agreements and implementation agreements, relating to the Delphi hourly employees who flowed back to GM prior to the Amended GSA’s effective date. As a result, GM will provide all of the pension benefits to the transferred employees and Delphi has no further pension obligations to them. GM will also be responsible for OPEB obligations to such employees without any future cash settlement from Delphi. For more information regarding these matters, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan, Labor in this Annual report.

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

The failure to obtain confirmation of and consummate a modified plan of reorganization means that we will continue to face substantial risks related to the filings by us and certain of our U.S. subsidiaries of voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The risks that the Company continues to face related to the Chapter 11 Filings include, but are not limited to, the following:

•	The chapter 11 cases may adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We may have difficulty continuing to obtain and maintain contracts, including critical supply agreements, necessary to continue our operations at affordable rates with competitive terms.

•	We may have difficulty maintaining existing customer relationships and winning awards for new business.

•	We may not be able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from chapter 11.

•	Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	The Debtors may not be able to obtain Court approval or such approval may be delayed with respect to motions made in the chapter 11 cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	The Debtors may be unable to maintain satisfactory labor relations as we seek to implement negotiated changes to our existing collective bargaining agreements with our U.S. labor unions and certain retiree benefits. Although we have reached agreements with each of our U.S. labor unions to settle our previously-filed motions under sections 1113 and 1114 of the Bankruptcy Code and to extend, with certain modifications, our collective bargaining agreements, our failure to consummate the Plan (as modified) and the transactions contemplated thereby may leave us with no choice but to reinitiate a process to reject our collective bargaining agreements. Such rejection of our labor contracts could lead those unions to authorize a strike or other form of significant work disruption.

•	We may have difficulty selling or exiting non-core businesses in a timely manner due to union or customer concerns. Failure to timely exit the non-core businesses may have a negative impact on future earnings and cash flows.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and continue operating our business. For further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of the Accommodation Agreement, as amended, including the covenants and conditions to the lenders’ continued forbearance from exercising remedies through the remainder of the accommodation period, the milestones Delphi must achieve in its chapter 11 cases to avoid an early termination of the accommodation period, the conditions which must be satisfied to receive additional support through the term of the accommodation periods, and the terms and conditions in the GM Advance Agreement, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

•	Third parties may seek and obtain Court approval to terminate or shorten the exclusivity period for Delphi to propose and confirm one or more plans of reorganization, to appoint a chapter 11 trustee, or to convert the cases to chapter 7 cases. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor, Appaloosa, and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on December 17, 2008, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including March 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including May 31, 2009.

Although we have been successful to date in implementing various aspects of our transformation plan, including achieving settlement agreements with our U.S. labor unions and GM, making substantial progress in divesting many of our non-core businesses, and transferring certain legacy pension and other postretirement benefit obligations, the failure to confirm and consummate a modified plan of reorganization means that we and the other Debtors will continue to operate as “debtors-in-possession” in chapter 11, until an amended plan of reorganization is confirmed or other dispositive action is taken. Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. In addition, in the event a modified plan of reorganization is not confirmed, approvals obtained in connection with the previous confirmation of the Plan, may become null and void, including:

•	Court approval and approval by the U.S. District Court for the Eastern District of Michigan of the settlement agreements reached with plaintiffs in the securities and Employee Retirement Income Security Act (“ERISA”) Multidistrict Litigation; and

•	The Court’s entry of orders, authorizing the assumption and rejection of unexpired leases and executory contracts by Delphi.

Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. In addition, our ability to raise long-term financing will in part depend on the fair market valuation of our business at emergence and the amount of leverage already inherent in our balance sheet. The application of fresh start accounting principles in accordance with U.S. GAAP upon eventual emergence from bankruptcy may result in valuations of long-lived and intangible assets that are less than the carrying value of those assets as currently reflected in the financial statements, which may further hinder our ability to raise financing at or subsequent to emergence from chapter 11.

In addition, the uncertainty regarding the eventual outcome of our transformation plan, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, implementation of the modified Plan or an alternative plan of reorganization, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements.

Under the absolute priority rules established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities accrued during the pendency of the chapter 11 cases must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive upon consummation of a confirmed plan of reorganization in the chapter 11 cases. Our common stock may ultimately be determined to have no value, and claims relating to prepetition liabilities may receive no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

We Anticipate the Need for Significant Borrowings Even After Emergence From Chapter 11 as We Complete Our Transformation Plan. The Significant Contraction of Credit Availability as a Result of the Current Difficult and Turbulent Capital Markets May Adversely Impact Our Ability to Obtain Exit Financing as Contemplated by a Modified Plan.

We anticipate that we will need significant exit financing to fund our operations post-emergence. As previously discussed, as a result of the credit market crisis and challenging economic environment there can be no assurances in the current capital market environment that we will be able to raise the full amount we believe is necessary to fund our working capital requirements and operations, or that such amounts will be available at the rates assumed in our business plan. Failure to obtain necessary exit financing may further delay our transformation and emergence from chapter 11, leaving us increasingly vulnerable to any further deterioration in economic conditions. In addition, failure to obtain agreement of our stakeholders, including the lenders under our Amended and Restated DIP Credit Facility, to further Plan modifications prior to April 2, 2009, means that (i) we will not be able to access supplemental liquidity under the Amendment and Supplemental Amendment to the Accommodation Agreement such that we can provide no assurances as to our ability to fund our working capital requirements and operations beyond May 2009 and (ii) the forbearance period under the Accommodation Agreement will be shortened from June 30, 2009 until May 5, 2009, after which the lenders under our Amended and Restated DIP Credit Facility will be entitled to exercise remedies for default including requiring an immediate repayment of amounts outstanding and in the absence of such repayment, taking actions with respect to the collateral pledged to secure obligations under such facility. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report for a description of the pledged collateral under the Amended and Restated DIP Credit Facility.

Our Ability to Utilize Our Net Operating Loss Carryforwards and Other Tax Attributes Will Be Limited.

We have significant net operating loss carryforwards (“NOLs”) and other U.S. federal income tax attributes. Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation’s ability to utilize NOLs and other tax attributes following a Section 382 ownership change. We expect that we will undergo a Section 382 ownership change upon the implementation of the modified Plan and, consequently, our ability to utilize our NOLs and other tax attributes will be limited. In this regard, it should be noted that we have previously recorded a full valuation allowance against our U.S. deferred tax assets with respect to these tax attributes. Certain special rules applicable to ownership changes that occur in bankruptcy may be available, however, to limit the consequences of such an ownership change. If we were to undergo a Section 382 ownership change prior to or after implementation of the modified Plan, our NOLs and other tax attributes may be limited to a greater extent or in some cases eliminated. While we believe that we have not undergone any Section 382 ownership change to date, we cannot give you any assurance that we will not undergo a Section 382 ownership change prior to or after implementation of the modified Plan.

Access to Continued Financing and Liquidity Support

Our Amended and Restated DIP Credit Facility is In Default and We No Longer Have Access to Our Revolving Credit Facility. We Have Entered Into an Accommodation Agreement With the Lenders Under Our Amended and Restated DIP Credit Facility, and an Amendment and Extension Until June 30, 2009 of the GM Advance Agreement, and A Partial Temporary Accelerated Payments Agreement Pursuant to which GM Will Accelerate Payment of Certain Payables to Delphi. However, Each Agreement Contains Significant Financial Covenants, Operating Restrictions and Cross-Default Provisions Conditions, which if Not Complied With Will Result in Among Other Things, Borrowings Under Our Amended and Restated DIP Credit Facility Becoming Due, and Advances Pursuant to the GM Advance Agreement Becoming Unavailable. Moreover, Absent Procurement of Alternative Financing, Our Liquidity Would Be Severely Restricted Resulting in A Material Adverse Impact on Our Business, Financial Condition and Operating Results, Which May Force Us to Sell or Close Down All or A Significant Portion of Our Operations, Particularly in North America and Further Delay or Prevent Our Emergence from Chapter 11. Additionally, Further Disruption in the Capital Markets May Adversely Affect Our Ability to Secure Alternative Financing.

We have made substantial progress in our overall transformation plan, including transformation of our labor force, streamlining our product portfolio and making the manufacturing and cost structure improvements to address these changes in the global automotive industry; however our transformation plan is not complete and it did not anticipate the full severity of the current global recession. Until such time as we are able to successfully reorganize our capital structure and operations, fully implement our transformation plan and emerge from chapter 11, we expect that our operations will continue to use cash and we will have limited flexibility to further restructure our global operations to adapt to a prolonged downturn.

The credit market crisis continues to delay our emergence from chapter 11, making us particularly vulnerable to changes in the overall economic climate. Furthermore, in light of the current economic climate in the global automotive industry, we anticipate continued operating challenges due to lower North American production volumes, slowing economic growth and the continuing global recession, related pricing pressures stemming from increasingly competitive markets, and continued commodity price volatility, which may place further pressures on our liquidity despite the progress of our transformation. As a result, we expect that we will require advances from time to time under the GM Advance Agreement and GM’s agreement to accelerate payment of certain payables under the Partial Temporary Accelerated Payments Agreement as described below to maintain sufficient liquidity to fund our operations and that absent procurement of exit financing we will not be able to repay the amounts extended under our Amended and Restated DIP Credit Facility and still have sufficient cash to fund our operations.

In order to partially address our liquidity needs following the maturity of our Amended and Restated DIP Credit Facility on December 31, 2008 (the “DIP Maturity Date”), as previously reported, we entered an accommodation agreement (the “Accommodation Agreement”) allowing Delphi to retain the proceeds of its existing debtor-in-possession (“DIP”) financing agreement (the “Amended and Restated DIP Credit Facility”) consisting of a $1.1 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”), which would have otherwise matured on December 31, 2008.

Under the Accommodation Agreement, Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain milestones in its reorganization cases), but subject to the continued satisfaction by Delphi of a number of covenants and conditions.

The covenants in the Accommodation Agreement and the Amended and Restated DIP Credit Facility include but are not limited to a requirement that we maintain a rolling 12-month cumulative global earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs (“Global EBITDAR”), for us and our direct and indirect subsidiaries, on a consolidated basis, at specified levels. Both the Accommodation Agreement and the Amended and Restated DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type, including any failure to comply with the Global EBITDAR covenant. The occurrence of any event of default under the Accommodation Agreement or further defaults under the Amended and Restated DIP Credit Facility would permit the lenders to cause the amounts outstanding to become immediately due and payable. In addition, upon the occurrence and during the continuance of any further default in payment of principal, interest or other amounts due under our Amended and Restated DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. As of December 31, 2008, we were in compliance with the Global EBITDAR covenant and the other covenants in the facility. Given the increasingly difficult global credit markets, which are particularly impacting vehicle manufacturers, we expect that continued covenant compliance during the early part of 2009 will be subject to challenges and in fact as discussed below, we sought and received an amendment of certain of the covenants, including the Global EBITDAR covenant in the Accommodation Agreement in January 2009. The Amendment (as modified by the Supplemental Amendment) was necessitated by the significant production volume decreases and significantly lower forecasted volumes through the first quarter of 2009. Reduced volume projections were expected to result in a significant decline in rolling 12-month cumulative Global EBITDAR at the end of January 2009, which without the Amendment might have put Delphi’s ability to comply with the Global EBITDAR covenants at risk. In addition, this deterioration has reduced the amount of outstanding receivables, which absent the Amendment (as modified by the Supplemental Amendment), could have required Delphi to repay significant additional amounts currently outstanding under the Revolving Facility in the months of January and February 2009, which would have further reduced liquidity in its North American operations.

Although we have been able to maintain compliance with the terms of the Accommodation Agreement, we have done so with support from GM and expect that continued compliance will in part be reliant on further support payments to be made pursuant to the terms of the Amended MRA, which became effective in September 2008, and GM’s willingness to continue to provide liquidity support in accordance with the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement, as described below. There can be no assurance that we will remain in compliance during 2009, particularly if further deterioration in our earnings or increases in our operating costs occurs, or that we will be successful in obtaining additional amendments or waivers from our lenders.

Concurrently with entering into the Accommodation Agreement, we entered into an amendment and extension of the GM Advance Agreement whereby GM agreed to provide up to $300 million in advances through June 30, 2009, and a Partial Temporary Accelerated Payments Agreement whereby GM agreed to accelerate the payment of certain payables to Delphi, which could result in an additional $300 million of liquidity to Delphi to be provided through May of 2009. GM’s obligations under these agreements also are subject to a number of conditions and covenants, including the absence of any default under the Accommodation Agreement. Failure to maintain availability under the GM Advance Agreement, or to receive accelerated payments of certain payables from GM under the Partial Temporary Accelerated Payments Agreement or to procure alternative financing may not only severely restrict our liquidity, but also trigger an event of default under the Accommodation Agreement.

On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. Accordingly, absent changes to the GM Advance Agreement, Delphi believes it has access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into April 2009. In addition, Delphi projects it will have sufficient additional liquidity support to manage its U.S. operations into May 2009 as it continues discussions with its stakeholders on proposed modifications to the Plan, subject to satisfaction of certain specified milestones in its reorganization cases and the conditions necessary to consummate the agreement reached with GM on March 3, 2009 described below whereby GM would increase the amounts available under the GM Advance Agreement to a total of $450 million.

On February 27, 2009, as provided for under the January 30, 2009 amendment to the Partial Temporary Accelerated Payments Agreement, GM opted to commit to increase from $300 million to $350 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, and (ii) Court approval of the increase prior to March 25, 2009. Additionally, on March 3, 2009 GM committed to further increase from $350 million to $450 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, (ii) Court approval of the further increase prior to March 25, 2009, (iii) approval by GM’s board of directors, (iv) execution of a definitive transaction agreement relating to the sale of Delphi’s Steering Business to GM prior to March 24, 2009, and (v) Court approval of the Steering Business Option Exercise Agreement between Delphi and GM prior to March 25, 2009. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations: Steering and Halfshaft Business. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. Delphi believes receipt of GM’s commitment is a significant step toward Delphi being able to secure such additional liquidity.

For further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of the Accommodation Agreement, as amended by the Amendment and Supplemental Amendment, including the covenants and conditions to the lenders’ continued forbearance from exercising remedies through the accommodation period, the milestones Delphi must achieve in its chapter 11 cases to avoid an early termination of the accommodation period, the remaining conditions which must be satisfied to receive additional liquidity support under the Accommodation Agreement, and the terms and conditions in the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008, (the effective date of the Accommodation Agreement). However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement, as amended). Additionally the ability of Delphi to access supplemental liquidity remains subject to a number of conditions, including GM not being notified by the President’s Designee in accordance with the provisions of the federal loans GM has received that such increase is not permitted and receiving Court approval to increase amounts available under the GM Advance Agreement. Moreover, with respect to the increase of the amounts available under the GM Advance Agreement from $350 million to $450 million, the GM board of directors must also approve such increase, Delphi and GM must execute a definitive transaction agreement relating to the sale of Delphi’s Steering Business, and the Court must approve the Steering Business Option Exercise Agreement in order for it to become effective. Therefore, there can be no assurance as to whether Delphi will be able to access the additional liquidity provided for under the Amendment as necessary to provide sufficient liquidity into May 2009. In addition, there can be no assurance that the outside termination date of the Accommodation Agreement will not be shortened from June 30, 2009 to May 5, 2009 because there can be no assurance that the Company will be able to obtain binding commitments for debt and equity financing sufficient to emerge from chapter 11 pursuant to a plan of reorganization satisfying the conditions set forth in the Accommodation Agreement by the deadlines specified therein or obtain necessary waivers. Delphi’s ability to develop a revised recapitalization plan and consummate a confirmed plan of reorganization has been adversely affected by the substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate global automotive industry. In addition, there can be no assurances that the cash conservation measures Delphi implements now or in the future will not delay or limit its ability to achieve its long range business objectives or participate in future growth opportunities when economic conditions improve. Furthermore, should further cost saving measures or other significant actions, including sales of assets and wind-down of operations become necessary, whether because constraints in the global credit market continue or worsen, the global recession deepens, the current economic climate in the global automotive industry does not improve over the course of 2009 or otherwise, Delphi’s inability to conserve liquidity or obtain alternative financing would likely have a detrimental impact on the Company’s financial condition and operations.

Although Our Operations Outside of North America Have Historically Been Cash Flow Positive and Self-Financing, Current Constraints in the Global Credit Markets and the Onset of A Global Recession Resulting in Significant Cuts in Production by VMs Worldwide Placed Significant Pressure on Our Liquidity Abroad and Required the Implementation of Cash Savings Measures to Maintain Sufficient Liquidity in the Lower Volume Environment. There Can Be No Assurances That in the Face of Further or Prolonged Deterioration in the Economic Environment Our Operations Outside North America Will Continue to Be Self-Financing and That We Will Be Able to Maintain Sufficient Liquidity Without Significant Restructuring Actions.

We finance the working capital needs of our operations outside of North America primarily through the use of uncommitted factoring facilities that are accounted for as short-term debt, and in Europe, the use of an accounts receivable securitization program. Recent constraints in the global credit market made it more difficult to factor our receivables, particularly those from European operations of domestic VMs, and resulted in reduced excess liquidity. Additionally, because of limited ability over the short-term to contract our operations in response to the anticipated volume declines, significant declines in production, absent the implementation of cash conservations measures could result in further erosion of available liquidity. To address such declines, we have implemented and continue to implement a number of cash conservation measures globally, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried workforce reductions, requests to customers for accelerated payment of certain receivables and other cost saving measures to insure adequate liquidity for operations until volumes recover or until we are able to complete further restructuring efforts in response to changes in the global vehicle markets. We have also sought and received support from certain foreign governments, including the accelerated payment of tax credits and amounts owed by such governments to Delphi and the deferral of amounts owed or to be owed by Delphi to such governments. Although we believe the implementation of these measures will provide sufficient liquidity for our operations outside of North America while we continue to seek to emerge from bankruptcy and still maintain our global operations, we cannot assure that further action will not be required or that we will be able to obtain more permanent sources of financing should constraints in the global credit market continue or increase, the global recession deepen or the current economic climate in the global automotive industry not improve over the course of 2009. The inability to conserve liquidity or obtain alternative financing may have a detrimental impact on our financial condition and operations. Additionally, there can be no assurances that the cash conservation measures we implement now or in the future will not delay or limit our ability to achieve our long-range business objectives or participate in future growth opportunities when economic conditions improve. There can also be no assurances that significant actions we may take to avoid further liquidity issues in North America, such as a liquidation of the Debtors’ assets or the sale or wind down of one or more operations, will not have a disruptive effect on customer and supplier relations outside of North America and that such disruptions will not lead to other material adverse effects on the operations and financial condition of our businesses outside of North America.

Business Environment and Economic Conditions

The Cyclical Nature of Automotive Sales and Production Can Adversely Affect Our Business.

Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels, consumer confidence and fuel costs. Dramatically lower global automotive sales have resulted in substantially all of our VM customers significantly lowering vehicle production schedules, which is expected to have a direct impact on our cash flow during the first quarter of 2009. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Further economic decline that results in a reduction in automotive sales and production by our customers will have a material adverse effect on our business, results of operations and financial condition.

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

Any Changes in Consumer Credit Availability, or Cost of Borrowing Could Adversely Affect our Business

Declines in the availability of consumer credit and increases in consumer borrowing costs, whether due to difficulties in the subprime mortgage market, declining home values, increased default rates or otherwise, have negatively impacted global automotive sales and continuation or worsening of these difficulties may lead to lower production volumes beyond the reductions we have anticipated in our planning and budgeting process. Further significant declines in automotive sales and production by our customers will have a material adverse affect on our business, results of operations, and financial condition.

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

GM is our largest customer and accounted for 31% of our total net sales from continuing operations in 2008, and a portion of our non-GM sales are to Tier 1 suppliers who ultimately sell our products to GM. In addition, GM accounts for an even greater percentage of our net sales in North America where we have limited ability to adjust our cost structure to changing economic and industry conditions and where we are faced with high wage and benefit costs. Additionally, our revenues may be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including severe liquidity issues, its relationships with its unions, large shareholders and bondholders and its cost and pricing structures. To date, GM has received $13.4 billion in government loans. GM had stated that without such government funding under one or more current or future programs or some other form of supplemental liquidity, GM’s estimated liquidity during the first two quarters of 2009 would fall significantly short of the minimum amount necessary to operate its business, even if GM successfully implemented all of its planned operating actions substantially within its control, unless economic and automotive industry conditions significantly improve, it received substantial proceeds from asset sales, took more aggressive working capital initiatives, gained access to capital markets and other private sources of funding, receives government funding under one or more current or future programs, or some combination of the foregoing. The continued availability of government loans is expressly conditioned on GM showing progress in implementing a comprehensive restructuring plan, requiring agreement with each of its stakeholders, including its labor unions, dealers, suppliers (of which we are one of the largest) and the U.S. federal government, that will ensure GM’s long-term financial viability. An erosion in liquidity which results in GM not being willing or able to timely pay amounts owed to its suppliers will have a disproportionate impact on us due to the extent of our business with GM, whether such failure is in connection with a filing for reorganization relief or otherwise, and will have a material adverse impact on our liquidity. Furthermore, if GM is unable to engage in a business relationship with us on a basis that involves improved terms for us, as set forth in the Amended MRA, our sales, cost structure, profitability, and liquidity will be adversely affected. In addition, as part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment, Delphi and GM are discussing potential modifications to the Amended MRA, including pulling forward elements of GM’s previously agreed support for Delphi into one payment at emergence in combination with the transfer to GM of certain of Delphi’s U.S. manufacturing sites dedicated principally to supplying product to GM. Any agreed to amendment or other modifications to our agreements with GM, which we believe necessary to implement a final restructuring plan, will likely require that GM obtain the input and consent of the U.S. federal government in accordance with the terms of the $13.4 billion in government loans GM has received to supplement its own liquidity needs. For these reasons, we cannot provide any assurance as to the amount of our future business with GM or the extent to which they will continue to be able to provide us supplemental liquidity support. To the extent that we do not maintain our existing level of business with GM, we will need to attract new customers or our results of operations and financial condition will be adversely affected. However, our other domestic customers are facing similar pressures and challenges as those that GM is facing. Therefore, there can be no assurance that we will be successful in expanding our existing customer base.

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

Certain Disruptions in the Supply of and Changes in the Competitive Environment for Raw Materials Integral to Our Products May Adversely Affect Our Profitability.

We use a broad range of materials and supplies, including metals, castings, chemicals, and electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs, and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where we purchase material, components, and supplies for the production of our products or where our products are produced, distributed, or sold, whether as a result of labor strife, war, further acts of terrorism, or otherwise, in each case may adversely affect our profitability. Significant changes in the competitive environment in the markets where our purchases material, components, and supplies for the production of our products or where our products are produced, distributed, or sold also may adversely affect our profitability. In addition, our profitability may be adversely affected by changes in economic conditions or political stability in the markets where we procure material, components, and supplies for the production of our principal products or where our products are produced, distributed, or sold (e.g. North America, Europe, South America, and Asia Pacific). In recent periods there have been significant increases in the global prices of copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations, or financial condition. Although recently commodity prices have decreased, continuing volatility or a return of high prices, along with any fluctuation in the availability of these commodities may continue to have adverse effects on our business, results of operations, or financial condition throughout fiscal 2008. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, particularly with domestic VMs, and may prevent us from doing so in the future. In addition, in some cases there is a lapse of time before we are able to pass price increases through to the customer. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our customers are generally not obligated to accept price increases that we may desire to pass along to them. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We also face an inherent business risk of exposure to commodity price risks, and have historically offset a portion of our exposure, particularly to changes in the price of various non-ferrous metals used in our manufacturing operations, through commodity swaps and option contracts. We expect to be continually challenged as demand for our principal raw materials will be significantly impacted by demand in emerging markets, particularly in China and India. Price reductions are often required pursuant to contracts or to remain competitive with our peers and are sometimes necessary to win additional business. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

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

We may have difficulty in generating cost savings and operational improvements in the future, in adapting our cost structure, adequately to adjust for significant changes in vehicle production rates, and in offsetting price reductions and increases in raw material or labor costs. Modifications made to our collective bargaining agreements together with the comprehensive settlement agreements negotiated with GM improve our cost structure and our ability to adjust for changes in economic conditions at our legacy sites, but we must continue our transformation plan to realign our footprint and emerge from chapter 11 for these arrangements to be fully effective. Our labor costs may include increased funding requirements for pensions or healthcare costs (some of which have been deferred during the chapter 11 cases). In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our company’s products, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

We have satisfied a significant portion of our U.S. pension funding obligations at September 30, 2008, including those which had been previously deferred during the chapter 11 cases, through the transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”) in accordance with the provisions of the comprehensive settlement agreements, the Amended MRA and Amended GSA. The 414(l) Net Liability Transfer is to occur in two separate steps. The first step occurred on September 29, 2008 and the second step of the 414(l) Net Liability Transfer will occur upon the effectiveness of an amended plan of reorganization under certain conditions as described further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization and Transformation Plan. The second step of the 414(l) Net Liability Transfer would allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations.

In addition, we may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. Refer to Note 17. Pension and Other Postretirement Benefit Obligations to the consolidated financial statements for further information.

We May Suffer Future Asset Impairment and Other Restructuring Charges, Including Write Downs of Goodwill or Intangible Assets.

From time to time in the past, we have recorded asset impairment losses and closure, severance and restructuring losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. During 2008, we recorded substantial goodwill impairment losses and during 2007 and 2006, we recorded substantial long-lived asset impairment losses. In light of the continued volume reductions we have experienced, we may incur similar losses and charges in the future, and those losses and charges may be significant.

Employee Strikes and Labor Related Disruptions May Adversely Affect Our Operations.

Our business is labor intensive and utilizes a large number of unionized employees with contracts that run through September and October 2011 for our two largest U.S. unions. Approximately 97% of our U.S. hourly workforce is represented by our two largest principal unions, the UAW and the IUE-CWA. A strike or other form of significant work disruption by the unions would likely have an adverse effect on our ability to operate our business. Although we have reached agreements with each of our U.S. labor unions to settle our previously-filed motions under sections 1113 and 1114 of the Bankruptcy Code and to extend, with certain modifications, our collective bargaining agreements, our failure to consummate the modified Plan and the transactions contemplated thereby may leave us with no choice but to reinitiate a process to reject our collective bargaining agreements. Such rejection of our labor contracts could lead such unions to authorize a strike or other form of significant work disruption.

Labor Related Disruptions at Our Customers or Other Suppliers May Adversely Affect Our Operations.

During the three months ended March 31, 2008, production in GM North America decreased due to work stoppages at American Axle, a Tier-1 supplier to GM based in Detroit, Michigan. On February 25, 2008 certain UAW-represented hourly employees of American Axle ceased production at certain of its manufacturing plants in North America. The work stoppages forced GM to slow down or suspend production at certain of their manufacturing plants, which also slowed production of other Tier 1 suppliers, including Delphi during the first quarter of 2008.

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

We Face Risks Associated With Doing Business in non-U.S. Jurisdictions.

We have manufacturing and distribution facilities in many foreign countries, including countries in Asia Pacific, Eastern and Western Europe and South America. International operations are subject to certain risks inherent in doing business abroad, including:

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

We face an inherent business risk of exposure to warranty claims and product liability in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results, or is alleged to result, in bodily injury and/or property damage. If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, VMs are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. VMs are also increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the VM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates. Refer to Note 13. Warranty Obligations to the consolidated financial statements.

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

Incurrence of Significant Legal Costs May Adversely Affect Our Profitability.

On October 30, 2006, the SEC commenced and simultaneously settled with Delphi a lawsuit alleging violations of federal securities laws, which concluded the SEC’s investigation of Delphi. Under the agreement approved by the SEC, Delphi agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of the securities laws. Although the SEC did not impose civil monetary penalties against Delphi, we are subject to related private litigation involving the federal securities laws, the Employee Retirement Income Security Act (“ERISA”), and shareholder derivative actions. In August 2007, representatives of Delphi, Delphi’s insurance carriers, certain current and former directors and officers of Delphi, and certain other defendants involved in the proceedings were able to reach an agreement with the Lead Plaintiffs, as described in the sections below, which was approved by the Court on January 25, 2008. The settlement is contingent upon the effective date of the Plan occurring as well as the payment of the $15 million amount to be provided by a third party, and if, for any reason, these contingencies are not met, the settlement will be null and void, and the actions could result in significant legal costs going forward unless we are able to negotiate an amendment to the settlement. Refer to Note 18. Commitments and Contingencies, Shareholder Lawsuits to the consolidated financial statements.

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

Internal Controls

Failure to Maintain Effective Internal Controls in Accordance With Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Effect on Our Business.

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31 of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Previously we have had a number of material weaknesses that, although now remediated, required us to perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments to report.

ITEM 2.	PROPERTIES

Delphi owns its world headquarters in Troy, Michigan. Delphi also maintains regional headquarters in Sao Paulo, Brazil; Shanghai, China; and Bascharage, Luxembourg. Excluding Delphi’s joint ventures and other investments, as of December 31, 2008, Delphi maintained approximately 311 sites in 34 countries throughout the world, including manufacturing facilities, technical centers, customer centers and sales offices. Delphi’s business segments share many of the manufacturing facilities throughout the world. As of December 31, 2008, of the approximately 311 sites, 32 were owned and 37 were leased in the U.S. and Canada, 34 were owned and 19 were leased in Mexico, 33 were owned and 86 were leased in Europe/Middle East/Africa; 11 were owned and eight were leased in South America; and nine were owned and 42 were leased in Asia Pacific.

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

Bankruptcy Cases

Refer to Item 1. Business in this Annual Report on Form 10-K for further information regarding the chapter 11 cases.

Shareholder Lawsuits

As previously disclosed, the Company, along with certain of its subsidiaries, current and former directors of the Company, and certain current and former officers and employees of the Company or its subsidiaries, and others were named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements in 2005. Refer to Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations — Shareholder Lawsuits in this Annual Report for further information.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, environmental matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. The modified Plan sets forth the treatment of claims against and interest in the Debtors. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for details on the chapter 11 cases). Under the modified Plan, the automatic stay remains in effect until the effective date of the modified Plan.

Environmental Matters and other Regulatory Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual Report on Form 10-K.

Warranty Matters

With respect to warranty matters, although Delphi cannot assure that the future costs of warranty claims by customers will not be material, Delphi believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates. Additionally, in connection with the Separation, Delphi agreed to indemnify GM against substantially all losses, claims, damages, liabilities or activities arising out of or in connection with its business post-Separation for which it is determined Delphi has responsibility. Due to the nature of such indemnities, Delphi is not able to estimate the maximum amount thereof. For a discussion of warranty matters, refer to Note 18. Commitments and Contingencies to the consolidated financial statements.

Intellectual Property Matters

For a discussion of intellectual property matters, refer to Note 18. Commitments and Contingencies to the consolidated financial statements.

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

During the fourth quarter of the year covered by this Annual Report on Form 10-K, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, current position and a description of the business experience of each of the executive officers of Delphi are listed below as of March 3, 2009. There was no family relationship among the executive officers or between any executive officer and a director. Executive officers of Delphi are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position

Robert S. Miller	67	Executive Chairman of the Board
Rodney O’Neal	55	Chief Executive Officer & President
John D. Sheehan	48	Vice President & Chief Financial Officer
Mark R. Weber	60	Executive Vice President, Global Business Services
James A. Bertrand	51	Vice President & President, Delphi Automotive Holdings Group & President, Delphi Thermal Systems
Francisco A. Ordonez	58	Vice President & President, Delphi Product & Service Solutions
Jeffrey J. Owens	54	Vice President & President, Delphi Electronics & Safety & President, Delphi Asia Pacific
Ronald M. Pirtle	54	Vice President & President, Delphi Powertrain Systems & President, Delphi Europe, Middle East & Africa
Robert J. Remenar	53	Vice President & President, Delphi Steering
David M. Sherbin	49	Vice President, General Counsel & Chief Compliance Officer
James A. Spencer	56	Vice President & President, Delphi Electrical/Electronic Architecture & President, Delphi Latin America

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

Mr. Sheehan was named vice president and chief financial officer of Delphi Corporation effective October 3, 2008. Previously, Mr. Sheehan served as vice president and chief restructuring officer for Delphi Corporation effective October 2005, and prior to this position, he served as acting chief financial officer since March 2005. Mr. Sheehan also served as chief accounting officer and controller from July 1, 2002 through July, 2006. Previously, he was a partner at KPMG LLP since 1995. His experience at KPMG LLP included 20 years in a number of assignments in the United States, England, and Germany.

Mr. Weber was named executive vice president, Global Business Services of Delphi Corporation, effective July 2006. He served as executive vice president, Operations, Human Resource Management and Corporate

Affairs for Delphi since January 2000. In 1998, Mr. Weber was named a vice president of Delphi. He is the executive champion for Delphi’s Harley-Davidson Customer Team.

Mr. Bertrand was named president of Delphi Thermal Systems effective May 2008, in addition to his serving as president of Delphi Automotive Holdings Group Division since January 2003. Previously, Mr. Bertrand served a dual role beginning in January 2003 as president of Delphi Automotive Holdings Group Division and president of Delphi’s former Safety & Interior Systems Division, to which he was named president in January 2000. Mr. Bertrand has been a vice president of Delphi since 1998.

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

Mr. Pirtle was named president of Delphi Powertrain Systems and president for Delphi Europe, Middle East & Africa effective May 1, 2008. Previously, he served as president of Delphi Thermal Systems Division effective July 2006 and as president of the former Delphi Thermal & Interior Division, effective January 2004. Prior to that, he had been president of the former Delphi Harrison Thermal Systems Division from November 1998. He has been a vice president of Delphi since 1998.

Mr. Remenar was named vice president of Delphi Corporation and president of Delphi Steering Division, effective April 2002. Prior to that position, he had been the executive director of business lines for Delphi’s former Energy & Chassis Division since January 2000. Mr. Remenar serves on the Dean’s Business Advisory Council of Central Michigan University and President’s Advisory Council of Walsh College.

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

Mr. Spencer was named vice president of Delphi Corporation and president of Delphi Electrical/Electronic Architecture Division, formerly Packard Electric Systems Division, effective November 2000. He also serves as president for Delphi Latin America effective July 2006.

For purposes of calculating the aggregate market value of Delphi’s common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the shares held by directors, and executive officers of Delphi. However, this should not be deemed to constitute an admission that all such persons of Delphi are, in fact, affiliates of Delphi, or that there are not other persons who may be deemed to be affiliates of Delphi. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Annual Report on Form 10-K.

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

The Transfer Agent and Registrar for our common stock is Computershare Limited. On December 31, 2008 and January 31, 2009, there were 274,398 and 274,287 holders of record, respectively, of our common stock.

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Refinanced DIP Credit Facility and the Amended DIP Credit Facility include a negative covenant, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends prior to emergence.

The following table sets forth the high and low sales price per share of our common stock, as reported by OTC. Refer to Note 21. Share-Based Compensation to the consolidated financial statements for additional information regarding equity compensation plans.

	Price Range of Common Stock
Year Ended December 31, 2008	High	Low

4th Quarter	$0.08	$0.02
3rd Quarter	$0.11	$0.04
2nd Quarter	$0.14	$0.04
1st Quarter	$0.22	$0.04

	Price Range of Common Stock
Year Ended December 31, 2007	High	Low

4th Quarter	$0.49	$0.10
3rd Quarter	$2.59	$0.44
2nd Quarter	$3.12	$1.46
1st Quarter	$3.86	$2.25

Purchase Of Equity Securities By The Issuer And Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the fourth quarter of 2008 and the Company did not have a share repurchase program during 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the years ended 2004 to 2008. Prior period amounts have been restated for discontinued operations. The data below should be read in conjunction with, and is qualified by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)

Statement of Operations Data:
Net sales	$18,060	$22,283	$22,737	$23,394	$24,731
Income (loss) from continuing operations (1) (2) (3) (4)	$3,056	$(2,308)	$(5,141)	$(2,130)	$(4,886)
Net income (loss) (1) (2) (3) (4)	$3,037	$(3,065)	$(5,464)	$(2,357)	$(4,818)
Basic and diluted income (loss) per share
Continuing operations	$5.41	$(4.11)	$(9.16)	$(3.80)	$(8.71)
Discontinued operations	(0.03)	(1.34)	(0.58)	(0.38)	0.12
Cumulative effect of accounting change	—	—	0.01	(0.03)	—

Basic and diluted income (loss) per share (1) (2) (3) (4)	$5.38	$(5.45)	$(9.73)	$(4.21)	$(8.59)
Cash dividends declared per share	$—	$—	$—	$0.045	$0.280
Ratio of earnings to fixed charges (5)	7.1	N/A	N/A	N/A	N/A

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)

Balance Sheet Data:
Total assets	$10,306	$13,667	$15,392	$17,023	$16,559
Total debt	$4,229	$3,554	$3,342	$3,389	$2,976
Liabilities subject to compromise (6)	$14,583	$16,197	$17,416	$15,074	$—
Stockholders’ deficit	$(14,425)	$(13,472)	$(12,055)	$(6,245)	$(3,625)

(1)	Includes non-recurring gains related to the GM settlements of $5.7 billion during 2008, as described in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements.

(2)	Includes pre-tax impairment charges related to long-lived assets held for use of $37 million, $98 million, $172 million, $172 million and $324 million in 2008, 2007, 2006, 2005 and 2004, respectively. Includes pre-tax impairment charges related to goodwill of $325 million, $390 million and $30 million in 2008, 2005 and 2004, respectively.

(3)	In 2008, 2007 and 2006 Delphi incurred a pre-tax charge of $78 million, $212 million and $2,706 million, respectively, related to the U.S. employee workforce transition programs, as described in Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements.

(4)	2007 net loss includes a continuing operations tax benefit of $703 million related to gains in other comprehensive income. 2004 net loss includes $4,644 million of income tax expense recorded to provide a non-cash valuation allowance on U.S. deferred tax assets, as described in Note 8. Income Taxes to the consolidated financial statements.

(5)	The ratio of earnings to fixed charges for the year ended December 31, 2008 was 7.1. Fixed charges exceeded earnings by $2,765 million, $5,031 million, $2,218 million and $830 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively, resulting in a ratio of less than one.

(6)	As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) we are required to segregate and disclose all prepetition liabilities that are subject to compromise. The decrease in liabilities subject to compromise as of December 31, 2008 is due to the reductions of pension obligations, postretirement obligations and the GM claim for the U.S. employee workforce transition programs resulting from the effectiveness of the GM settlement agreements during 2008. The decrease in Liabilities Subject to Compromise as of December 31, 2007 is primarily due to the reclassification of warranty and environmental claims to accrued liabilities and other long-term liabilities as well as a portion of debt to current and long-term debt during 2007. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy, Note 12. Liabilities and Note 14. Liabilities Subject to Compromise to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Corporation (referred to as “Delphi,” the “Company,” “we,” or “our”).

Executive Summary of Business

Delphi is a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality, delivery and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win or lose in 2008 will generally not impact our financial results until 2010 or beyond.

In light of the increasingly challenging economics in the United States (“U.S.”) automotive industry in recent years, we determined that it was necessary to address and resolve our U.S. legacy liabilities, product portfolio, operational issues and profitability requirements so as to be able to transform our business to meet such challenges. As a result, we intensified our efforts during 2005 to engage our labor unions, as well as General Motors Corporation (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

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

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession (“DIP”) financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its existing DIP credit facility. Accordingly, Delphi continues to face considerable challenges adapting to the current economic environment and mitigating the impact of these challenges on its financial performance. See Overview of Performance During 2008 in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to obtain confirmation of necessary modifications to the Plan that recognize the existing market conditions. Moreover, the continued forbearance by Delphi’s lenders under the DIP financing and the effectiveness of any modified plan of reorganization is subject to a number of conditions, including the entry of certain orders by the Court and the obtaining of necessary emergence capital. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied. Refer to Item 1A. Risk Factors in this Annual Report on Form 10-K. Until Delphi is able to successfully consummate a confirmed plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11, until a modified plan of reorganization is approved and consummated or other dispositive action is taken.

While in chapter 11, Delphi has been supplementing cash from operations and funding its transformation plan in North America with borrowings under its debtor-in-possession first priority revolving credit facility (the “Amended and Restated DIP Credit Facility”), which facility matured on December 31, 2008. Prior to the expiration of the term of the Amended and Restated DIP Credit Facility, Delphi entered into the Accommodation Agreement allowing Delphi to retain the proceeds of the Amended and Restated DIP Credit Facility, consisting of a $1.1 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”) until the earlier of June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain milestones in its reorganization cases), provided Delphi continues to remain in compliance with all applicable covenants under the Accommodation Agreement and the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions).

Delphi also has the ability to draw down amounts pursuant to an agreement with GM whereby GM agreed to advance payments to be made by GM to Delphi following the effectiveness of the GM settlement and restructuring agreements (the “GM Advance Agreement”), which agreement was later extended and amended during the second half of 2008 to provide up to $300 million in advances through June 30, 2009. In addition, GM has agreed to accelerate payment of certain payables to Delphi, which could result in an additional $300 million of liquidity to Delphi to be provided through May of 2009 (the “Partial Temporary Accelerated Payments Agreement”).

On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. Accordingly, absent changes to the GM Advance Agreement, Delphi believes it has access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into April 2009. In addition, Delphi projects it will have sufficient additional liquidity support to manage its U.S. operations into May 2009 as it continues discussions with its stakeholders on proposed modifications to the Plan, subject to satisfaction of certain specified milestones in its reorganization cases and the conditions necessary to consummate the agreement reached with GM on March 3, 2009 described below whereby GM would increase the amounts available under the GM Advance Agreement to a total of $450 million.

On February 27, 2009, as provided for under the January 30, 2009 amendment to the Partial Temporary Accelerated Payments Agreement, GM opted to commit to increase from $300 million to $350 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, and (ii) Court approval of the increase prior to March 25, 2009. Additionally, on March 3, 2009 GM committed to further increase from $350 million to $450 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, (ii) Court approval of the further increase prior to March 25, 2009, (iii) approval by GM’s board of directors, (iv) execution of a definitive transaction agreement relating to the sale of Delphi’s Steering Business to GM prior to March 24, 2009, and (v) Court approval of the Steering Business Option Exercise Agreement between Delphi and GM prior to March 25, 2009. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations: Steering and Halfshaft Business. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. Delphi believes receipt of GM’s commitment is a significant step toward Delphi being able to secure such additional liquidity.

Notwithstanding the Accommodation Agreement and Amendment, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008, (the effective date of the Accommodation Agreement). For further details on Delphi’s sources and uses of liquidity and for a more detailed description of the terms of the Accommodation Agreement, as amended by the Amendment, including the covenants and conditions to the lenders’ continued forbearance from exercising remedies through the accommodation period, the milestones Delphi must achieve in its chapter 11 cases to avoid an early termination of the accommodation period, the conditions which must be satisfied to receive additional liquidity support through the term of the accommodation period, and the terms and conditions in the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement, see Liquidity and Capital Resources in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On March 31, 2006, we announced our transformation plan centered around five key elements, each of which is also addressed in our Plan and related Disclosure Statement. The progress on each element is discussed below.

GM — Conclude negotiations with GM to finalize financial support for certain of Delphi’s legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

Delphi and GM have entered into comprehensive settlement agreements consisting of the Global Settlement Agreement, as amended (the “GSA”) and the Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA, as amended through January 25, 2008, comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and the MRA provided that such agreements were not effective until and unless Delphi emerges from chapter 11. However, as part of Delphi’s overall negotiations with its stakeholders to further modify the Plan and emerge from chapter 11 as soon as practicable, Delphi agreed with GM and filed further amendments to the GSA and MRA (the “Amended MRA”) with the Court on September 12, 2008 and subsequently entered into an additional amendment to the GSA as of September 25, 2008 (as so amended, the “Amended GSA”). On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the agreements as described in more detail below. The Court approved the Amended GSA and Amended MRA on September 26, 2008 and the Amended GSA and Amended MRA became effective on September 29, 2008. These amended agreements include provisions related to the transfer of certain legacy pension and other postretirement benefit obligations and became effective independent of and in advance of substantial consummation of a modified plan of reorganization. The effectiveness of these agreements resulted in a material reduction in Delphi’s liabilities and future expenses related to U.S. hourly workforce benefit programs.

Global Settlement Agreement — The Amended GSA resolves outstanding issues between Delphi and GM, including: litigation commenced in March 2006 by Delphi to reject certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999, including certain post-separation claims and disputes; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; the treatment of GM’s claims under a Delphi plan of reorganization; and various other legacy U.S. hourly workforce benefit issues. Except for the second step of the transfer of a substantial portion of the assets and liabilities under the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) as specifically noted below, the obligations under the Amended GSA are not conditioned on the effectiveness of an amended plan of reorganization.

The Amended GSA addresses commitments by Delphi and GM regarding other U.S. hourly workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”), pension obligations, and other GM contributions with respect to labor matters and releases. In 2008, Delphi recorded a net reorganization gain of $5.3 billion in connection with the effectiveness of the Amended GSA. In addition, under the Amended GSA, Delphi received net cash from GM totaling $760 million in 2008, principally related to reimbursement of hourly OPEB benefit payments since January 1, 2007 and amounts paid by Delphi under special attrition programs.

The following table provides each component of the net reorganization gain recorded for the elements of the Amended GSA that were implemented during 2008 and which are described in more detail below. The table also reflects the net cash received in 2008 attributable to each of the elements of the Amended GSA:

	Reorganization	Cash Received
	Gain (Loss)	from GM	Pre-Tax Earnings	Cash Received
	Upon	Upon	Benefit from GM	from GM
	Effectiveness	Effectiveness	Post Effectiveness	Post Effectiveness
	(in millions)

Hourly Pension Plan Settlement:
Hourly Plan First Pension Transfer to GM	$2,083	$—	$—	$—
Recognition of Hourly Plan related OCI amounts	(494)	—	—	—
Hourly OPEB Settlement:
GM assumption of OPEB obligation	6,821	—	—	—
Recognition of OPEB related OCI amounts	266	—	—	—
Allowed Claims and Other:
Allowed GM administrative claim	(1,628)	—	—	—
Allowed GM general unsecured claim	(2,500)	—	—	—
Allowed IUE-CWA and USW claims	(129)	—	—	—
OPEB reimbursement from GM	353	350	60	51
Special attrition programs (Note 16)	491	230	—	68
Other, net	69	61	—	—

Total, net	$5,332	$641	$60	$119

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). Pursuant to the Amended GSA, the 414(l) Net Liability Transfer is to occur in two separate steps and is sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $486 million from the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The $486 million transferred represented 90% of the initially estimated $540 million of assets to be transferred under the First Pension Transfer. The remaining assets will be transferred by March 29, 2009 upon finalization of the related valuations. The transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”), and the obligations of the Hourly Plan were remeasured prior to the transfer occurring. Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for further information. Delphi recognized $494 million of previously unrecognized actuarial losses recorded in other comprehensive income (“OCI”), which represents the pro rata portion of the projected benefit obligation transferred to GM relative to the total projected benefit obligation of the Hourly Plan.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”), will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA, including the delivery of preferred stock to satisfy GM’s allowed administrative claim as described below, and (ii) contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA. Due to the effectiveness of the Second Pension Transfer being contingent upon Delphi’s emergence from chapter 11, it does not meet the criteria for settlement accounting as of December 31, 2008. Delphi will continue to account for the remaining pension liability under Statement of

Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, until such time that it is settled, which is currently anticipated to be upon emergence from chapter 11.

Hourly Plan Freeze and Triggering of Benefit Guarantees — As provided for under certain union settlement agreements and implementation agreements, Delphi froze its Hourly Plan for future benefit accruals as of November 30, 2008. In addition, as a result of the triggering of the benefit guarantees, certain eligible hourly employees will receive up to seven years of credited service under the pension and OPEB plans sponsored by GM.

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees, which was included in the reorganization gain. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the transfer date constitute a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Delphi recognized $266 million of previously unrecognized actuarial gains recorded in OCI in connection with the settlement. Additionally, on September 30, 2008, GM reimbursed Delphi approximately $350 million for previous OPEB payments made to the hourly workforce from and after January 1, 2007. During the fourth quarter of 2008, GM funded an additional $51 million of OPEB payments made to the hourly workforce and an additional $9 million is recorded as a receivable from GM as of December 31, 2008. Refer to Note 17. Pensions and Other Postretirement Benefits to the consolidated financial statements for further information.

Allowed GM Administrative and General Unsecured Claims — In connection with the 414(l) Net Liability Transfer, GM will receive an allowed administrative claim in the amount of up to $2.1 billion, to be provided in two steps. Upon completion of the First Pension Transfer on September 29, 2008, GM received a claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. Upon completion of the Second Pension Transfer, which will occur upon the effectiveness of an amended plan of reorganization that satisfies the requirements of the Amended GSA, GM will receive the balance of the $2.1 billion claim. Of the $2.1 billion administrative claim, $1.6 billion was recognized and included in the reorganization gain in 2008 and $427 million will be granted and recognized by Delphi when the remaining assets and liabilities allocable to certain participants of the Hourly Plan included in the 414(l) Net Liability Transfer are transferred to the GM Hourly-Rate Employees Pension Plan. The amount of the claim to be granted upon completion of the Second Pension Transfer is not dependent upon the amount of the assets and liabilities at the time of the transfer.

Upon Delphi’s emergence from bankruptcy, the plan of reorganization may, subject to certain conditions, satisfy GM’s administrative claim through the issuance of non-voting convertible preferred stock on the terms described in the Amended GSA, provided that (i) the Amended GSA is consummated and substantially all of Delphi’s core businesses are revested in reorganized Delphi, (ii) Delphi’s exit financing does not exceed $3.0 billion (plus a revolving credit facility), (iii) no equity securities are issued that are senior to or pari passu with GM’s preferred stock, (iv) the plan of reorganization provides for the GM releases as described in the Amended GSA, and (v) the plan of reorganization contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA.

Under the terms of the Amended GSA, if all conditions for the receipt by GM of the preferred stock described above are satisfied, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive pro rata distributions of common stock in reorganized Delphi to the extent necessary to permit such holders to receive 20% of their allowed general unsubordinated unsecured claims, which distributions are dependent upon an agreed valuation formulation set forth in the Amended GSA, and the distribution of non-voting convertible preferred stock to GM will be reduced by a corresponding amount. In the event that total enterprise value set forth in the plan of reorganization or disclosure statement (as subsequently modified hereafter) exceeds $7.13 billion, Delphi and

GM have agreed to work in good faith with the official committee of unsecured creditors to establish a reasonable allocation of the value in excess of $7.13 billion in light of the actual economic value of a reorganized Delphi.

Under the terms of the Amended GSA, if any of the conditions to GM’s acceptance of preferred stock in satisfaction of its administrative claim is not satisfied or waived by GM, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive 50% of all distributions that would otherwise be made to GM on account of its administrative claim up to the amount necessary for such holders to receive an aggregate distribution of up to $300 million, exclusive of any value received as a result of such holders participation in any rights offering.

With respect to GM’s claims in the Company’s chapter 11 cases, under the terms of the Amended GSA, GM has agreed to a general unsecured claim of $2.5 billion, and to subordinate its recovery on such claim until other general unsecured creditors have achieved a recovery of 20% of the allowed amount of their claims (other than holders of claims arising from Delphi’s trust preferred securities). If Delphi’s other general unsecured creditors have received a distribution of 20% of the allowed amount of their claims, if there is any remaining value to be distributed, GM would receive a distribution on its general unsecured claim until it has received a 20% distribution on such claim amount. Once GM has received a 20% distribution on its general unsecured claim, and if there is any remaining value to be distributed, any additional distributions would be shared ratably between GM and Delphi’s other general unsecured creditors.

On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. Accordingly, we believe it is likely that (i) we will not be able to satisfy all the conditions for the receipt by GM of the preferred stock or that the economic value of reorganized Delphi will exceed $7.13 billion, (ii) that 50% of GM’s administrative claim will be subordinated to the claims of general unsecured creditors as described above and (iii) that GM will receive the full allowed amount of its general unsecured claim. As part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment, Delphi and GM are discussing potential modifications to the Amended MRA, including pulling forward elements of GM’s previously agreed support for Delphi, such as the production cash burn breakeven and labor subsidy payments referred to below, into one payment at emergence in combination with the transfer to GM of certain of Delphi’s U.S. manufacturing sites dedicated principally to supplying product to GM. This potential arrangement or modifications to existing agreements are designed to facilitate Delphi’s emergence from chapter 11, notwithstanding the current state of the global economy, the automotive market and the capital markets.

GM and certain related parties and Delphi and certain related parties have exchanged broad, global releases, effective as of the effective date of the Amended GSA (which releases do not apply to certain surviving claims as set forth in the Amended GSA). In addition to providing a release to GM, the Company agreed to withdraw and has withdrawn with prejudice the sealed complaint (the “GM Complaint”) filed against GM in the Court on October 5, 2007.

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

Special Attrition Programs — The reorganization gain included $491 million of reimbursement related to the 2006 and 2007 special attrition programs because these programs were directly related to the chapter 11 cases. On September 30, 2008, GM reimbursed Delphi $230 million related to the funding of various 2007 U.S. hourly workforce special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements. Additionally, previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been superseded by the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. During the fourth quarter of 2008, GM reimbursed Delphi $68 million related to the funding of the UAW buydown arrangements under the 2007 U.S. hourly workforce special attrition programs. Refer to Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

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

Master Restructuring Agreement — The Amended MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of a modified plan of reorganization. Upon effectiveness of the Amended MRA in 2008, Delphi received net cash from GM totaling $559 million and recognized related pre-tax earnings of $355 million, of which $254 million was recorded in GM settlement in operating expenses and $101 million was recorded in discontinued operations. GM’s obligations under the Amended MRA are not subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) employees would survive any such termination). As part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment, Delphi and GM are discussing potential modifications to the Amended MRA, including pulling forward elements of GM’s previously agreed support for Delphi, such as the production cash burn breakeven and labor subsidy payments referred to below, into one payment at emergence in combination with the transfer to GM of certain of Delphi’s U.S. manufacturing sites dedicated principally to supplying product to GM. This potential arrangement or modifications to existing agreements are designed to facilitate Delphi’s emergence from chapter 11, notwithstanding the current state of the global economy, the automotive market and the capital markets.

The following table shows each component of the pre-tax earnings recorded upon effectiveness of the Amended MRA in 2008 and the cash received in 2008:

	GM Settlement	Cash Received	Pre-Tax	Cash Received
	Gain in	from GM	Earnings	from GM
	Pre-Tax Earnings	Upon	Benefit Post	Post
	Upon Effectiveness	Effectiveness	Effectiveness	Effectiveness
	(in millions)

Reimbursement of hourly labor costs	$272	$273	$25	$2
Production cash burn breakeven reimbursement	81	74	70	28
Working capital backstop — Steering Business	—	210	—	—
Other	2	2	—	—

Total, net	$355	$559	$95	$30

Continuing operations	$254		$75
Discontinued operations	$101		$20

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with an annual Keep Site Facilitation Fee of $110 million in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, which, consistent with Delphi’s policy, will be recognized in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. On September 30, 2008, Delphi received payment from GM of $273 million for retroactive labor costs from October 1, 2006 through September 30, 2008. Of the total received, $239 million was included in GM settlement as a reduction of operating expenses and $33 million was included in discontinued operations as it related to the Steering Business and the Interiors and Closures Business. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, Delphi recorded the labor subsidy amounts received as a reduction of cost of sales. Future labor subsidy amounts will be recognized in the period receivable from GM, and will be treated as a reduction to cost of sales or discontinued operations, as appropriate. During the fourth quarter of 2008, Delphi refunded $5 million of the payment to GM based on agreed upon revisions to the estimates paid for retroactive labor costs and received an additional $7 million reimbursement of labor costs from GM and an additional $22 million is recorded as a receivable from GM as of December 31, 2008, for a total reduction to cost of sales of $25 million in the fourth quarter of 2008.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM is providing operating cash flow breakeven support, or production cash burn breakeven (“PCBB”) from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. GM reimbursed Delphi $74 million on September 30, 2008 for the retroactive portion of the PCBB payments through August 2008. Upon effectiveness of the Amended MRA, Delphi recognized

$81 million for the retroactive portion of the PCBB amounts received or receivable through September 2008, of which $15 million was included in GM settlement as a reduction of operating expenses and $66 million was included in discontinued operations. Future PCBB reimbursement, including capital spending, received from GM will be recognized contemporaneously as incurred, and will be treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate. During the fourth quarter of 2008, Delphi received $28 million PCBB reimbursement from GM and an additional $42 million is recorded as a receivable as of December 31, 2008, of which $50 million was recorded as a reduction to cost of sales and $20 million was recorded in discontinued operations.

Working Capital Backstop — Steering Business — GM agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. This payment is recorded as a deferred liability as of December 31, 2008. GM also agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. In the event of a sale to a third party, Delphi will reimburse GM for the amount of the advance, and GM will pay Delphi an amount equal to the lesser of (a) $210 million and (b) two thirds of the amount, if any, by which the net working capital associated with the business exceeds the sales proceeds. In the event the Steering Business is not sold to a third party and is purchased by GM, the $210 million advance will be retained by Delphi to the extent it meets the working capital criteria as defined in the Amended MRA at the time of the transfer. However, on March 3, 2009, Delphi and GM reached an agreement subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM will exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to purchase the Steering Business. The Steering Business is reported as discontinued operations, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM will reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi will recognize future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments in future periods. There is no financial impact related to this matter in 2008.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a modified chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. There is no financial impact for this matter in 2008. The accelerated payments are expected to result in an increase in cash and a reduction in accounts receivable and will have no impact on the statement of operations.

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

Pursuant to the pertinent terms of certain pension funding waivers secured from the Internal Revenue Service (“IRS”) in 2006 and 2007, Delphi provided to the Pension Benefit Guaranty Corporation (“PBGC”) letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit were deposited into the Hourly and Salaried Plans and initially recognized as Delphi funding contributions to the respective plans for the plan year ended September 30, 2008. However, on January 16, 2009, Delphi filed amended Forms 5500 (Annual Return Report of Employee Benefit Plan) with the IRS that applied all contributions made to the Hourly and Salaried Plans in 2008, including the proceeds from the letters of credit, back to the plan year ended September 30, 2007. This contribution carry back, together with the 414(l) Net Liability Transfer discussed below, had the effect that no contributions were due under the Hourly Plan for the plan year ended September 30, 2008. Approximately $56 million remains due as a minimum funding contribution under the Salaried Plan for the plan year ended September 30, 2008, and approximately $13 million remains due as minimum funding contribution under the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan. As permitted under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), Delphi elected to defer the contribution necessary to satisfy this remaining obligation until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and September 15, 2009 for the subsidiary plans. On December 15, 2008, Delphi applied to the IRS for a waiver of the obligation to make the minimum funding contribution to the Salaried Plan by June 15, 2009, and permission to instead pay the amount due in installments over the next five years. That application remains pending.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi froze the Salaried Plan, the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Delphi reached agreement with its labor unions which allowed Delphi to freeze the accrual of traditional benefits under the Hourly Plan effective as of November 30, 2008. Certain collectively bargained hourly employees remain covered by the Hourly Plan’s Individual Retirement Plan formula (a cash balance benefit providing an annual pay credit accrual of 5.4% of base wages). Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for more information.

As discussed above in the GM section, on September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan. The 414(l) Net Liability Transfer is to occur in two separate steps. The First Pension Transfer occurred on September 29, 2008. The Second Pension Transfer will transfer substantially all of the remaining assets and liabilities of the Hourly Plan upon Delphi’s emergence from chapter 11 if the terms of the Amended GSA are met.

As reflected above, Delphi has not made certain minimum required contributions to the Pension Plans and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million and $226 million for plan years ended September 30, 2006 and September 30, 2007, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. However, because the 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008, exposure to the 100% excise tax related to the Delphi Hourly Plan has been eliminated. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure to date could approximate $383 million, plus interest and penalties which could be substantial. In addition, if the IRS does not agree to waive the minimum required funding contribution under the Salaried Plan for the plan year ended September 30, 2008, the IRS may assess an additional excise tax of approximately $6 million if Delphi does not remit $56 million to the Salaried Plan by June 15, 2009. Additional excise taxes could be assessed with respect to the subsidiary plans if the minimum required contributions to those plans for the plan year ended December 31, 2008, are not remitted by September 15, 2009. To the extent not promptly paid by Delphi, any such excise tax assessments might be increased to 100% of any Salaried Plan and subsidiary plan contributions considered by the IRS to be due and unpaid.

Although the IRS has asserted certain of the excise tax assessments described above and might seek to assess additional excise taxes, plus interest and penalties, related to the Pension Plans, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of December 31, 2008, no amounts have been recorded for any potential excise tax assessment.

Upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the Pension Plans. If completed, the second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations. In addition, we still maintain responsibility for and need to meet U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees and certain subsidiary employees. We may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the Pension Plans at the date of emergence. Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for further information.

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

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. In connection with the Company’s continuous evaluation of its product portfolio, in 2008, Delphi determined that the global exhaust business no longer fit within Delphi’s future product portfolio. With the exception of the catalyst and global exhaust product lines, included in the Powertrain Systems segment, and the steering and halfshaft product lines and interiors and closures product lines included in discontinued operations, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 22. Segment Reporting to the consolidated financial statements.

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

During 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line and the global exhaust business and closed on the sales of the interiors and closures product line, the North American brake components machining and assembly assets, the global bearings business, the U.S. suspensions business and the power products business. Refer to Note 5. Discontinued Operations and Note 6. Acquisitions and Divestitures to the consolidated financial statements for more information.

Costs recorded during 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived, employee termination benefits and other exit costs and U.S. employee workforce transition program charges. Refer to Note 5. Discontinued Operations, Note 9. Property, Net, Note 10. Goodwill, Note 7. Employee Termination Benefits and Other Exit Costs and Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

	2008	2007	2006
	(in millions)

Long-lived asset impairment charges	$37	$291	$215
Goodwill impairment charges	325	—	—
Employee termination benefits and other exit costs	472	672	299
U.S. employee workforce transition program charges	82	244	2,955

Total	$916	$1,207	$3,469

Core product lines	747	462	2,594
Non-core product lines	107	388	553
Discontinued operations	62	357	322

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that the organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services, information technology and certain sales administration outsourcing activities, reduction of its global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with business needs. However, additional investment is required to fully implement these initiatives and Delphi does not expect to fully realize substantial savings until 2009 and beyond. Additionally, due to the continuing challenging economic environment, further restructuring initiatives may need to be implemented. However, to improve short-term cash flow until the consummation of a confirmed plan of reorganization, certain restructuring initiatives are being delayed until the second half of 2009. In addition, Delphi continues to implement a number of cash conservation measures, including the suspension of 2009 pay increases and annual incentive payments in the U.S. for eligible executives and non-executive salaried employees, the intended cessation of health care and life insurance benefits in retirement to salaried employees and retirees, a decrease in salaried severance payments and the elimination of salaried flex payments in 2009. Delphi continues to reduce other structural costs to further align itself with the current and projected volume outlook.

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

Thousands of contracts for the supply of goods to the Company’s manufacturing operations were scheduled to expire by December 31, 2005. In order to provide an alternative mechanism to extend those contracts for the supply of sole-sourced goods required by the Company following expiration, avoid interruption of automotive parts manufacturing operations associated with supplier concerns, and systematically address the large number of contracts expiring throughout the post-petition periods, the Company requested and was granted authority by the Court to assume certain contracts on a limited, focused, and narrowly-tailored basis. To date, the Company has been able to extend nearly all of its expiring supplier contracts in the ordinary course of business and has made use of the provisions of the Court order as circumstances have warranted.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”) and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund pursuant to the EPCA, as described below, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

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

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and on July 28, 2008, the Court denied in part and granted in part the Investors’ motions. A trial on Delphi’s complaint is currently scheduled to occur in May 2009.

During 2007, in exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the EPCA as described above, Delphi recognized $79 million of expense related to these fees and other expenses during 2008.

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and the Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor, Appaloosa, and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on October 27, 2008, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including March 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including May 31, 2009.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility. To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in vehicle markets. The combination of these actions, together with the above noted Amendment and Supplemental Amendment to the Accommodation Agreement, and GM’s commitment to increase amounts available under the GM Advance Agreement, assuming all required governmental approvals are received, all other conditions with respect to such commitment are satisfied prior to March 25, 2009, and Delphi is able to meet certain specified milestones in its reorganization cases, is expected to provide the Company with sufficient short-term U.S. liquidity to support its working capital requirements and operations into May 2009 remains constrained and we must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. However liquidity remains constrained and we must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. Delphi continues to be engaged in comprehensive discussions with GM related to GM’s role in a revised plan of reorganization, including potential modifications the Amended MRA as part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment. Delphi and GM are discussing pulling forward elements of GM’s previously agreed support for

Delphi into one payment at emergence in combination with the transfer of certain of Delphi’s U.S. sites to GM. This potential arrangement or modifications to existing agreements are designed to facilitate Delphi’s emergence from chapter 11, notwithstanding the current state of the global economy, the automotive market and the capital markets. Refer to “Elements of Transformation Plan” above.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to obtain confirmation of necessary modifications to the Plan that recognize the existing market conditions. Moreover, the continued forbearance by Delphi’s lenders under the DIP financing and the effectiveness of any revised plan of reorganization is subject to a number of conditions, including the entry of certain orders by the Court and the obtaining of necessary emergence capital. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in this Annual Report on Form 10-K. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impact its ability to attract, retain and compensate key executives and to retain employees generally; limit its ability to obtain trade credit; and impair current and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by a company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

The Amended GSA and the Amended MRA became effective during the third quarter of 2008. For costs and benefits and timing of recognition related to these agreements, refer to the detailed discussion under GM above. The cost related to the remaining components of the transformation plan will be recognized in the Company’s consolidated financial statements as each other element of the Plan, including the remaining portions of the U.S. labor agreements, or as the terms of any future confirmed plan of reorganization, become effective. The confirmation and consummation of a plan of reorganization and the agreements incorporated therein will significantly impact Delphi’s accounting for long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

DASE Liquidation

Delphi’s Chapter 11 Filings related solely to its U.S. operations. Nevertheless, Delphi has been seeking and will continue to seek to optimize its global manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE.

On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity, and in an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso. As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of three DASE receivers by the Spanish court, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. The total expense in 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million ($107 million in discontinued operations and $161 million in the Automotive Holdings segment).

Overview of Performance During 2008

Several significant issues are continuing to impact Delphi’s financial performance, including (a) a competitive global vehicle production environment for original equipment manufacturers resulting in the reduced number of motor vehicles that our customers produce annually and pricing pressures; (b) increasingly volatile commodity prices; (c) U.S. labor legacy liabilities and noncompetitive wage and benefit levels; and (d) restrictive collectively bargained labor agreement provisions which have historically inhibited Delphi’s responsiveness to market conditions, including exiting non-strategic, non-profitable operations or flexing the size of our unionized workforce when volume decreases. Although the 2006 UAW and IUE-CWA U.S. employee workforce transition programs and the U.S. labor settlement agreements entered into in 2007, together with the effectiveness of the Amended GSA and the Amended MRA, have allowed us to begin reducing our legacy labor liabilities, transitioning our workforce to more competitive wage and benefit levels and exiting non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to continue providing significant financial support in accordance with the provisions of the Amended GSA and Amended MRA. We are beginning to see the benefits of decreased labor costs as a result of the attrition plans included in the workforce transition programs. However, these benefits are more than offset by the reductions in vehicle production and we still have future costs to incur to complete our transformation plan, divest of non-core operations and realign our cost structure to match our more streamlined product portfolio.

Delphi continues to face considerable challenges due to global revenue decreases and related pricing pressures stemming from a substantial reduction in vehicle production in recent years. Specifically, our sales to GM, our largest customer, have declined since our separation from GM, principally due to declining GM North America (“GMNA”) production, the impact of customer-driven price reductions, and GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. During 2008, production in GMNA initially decreased due to work stoppages at American Axle, a Delphi customer which ultimately sells its products to GM as a sub-assembly of their final part (“Tier 1”), based in Detroit, Michigan (the “work stoppages”). The work stoppages forced GM to slow down production for approximately three months at certain of their manufacturing plants, which has also slowed production of other Tier 1 suppliers, including Delphi. In 2008, GM North America produced 3.3 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 19% from 2007 production levels. Production levels did not increase to fully recover volumes lost as a result of the work stoppages and we expect the continued trend toward passenger cars and away from light duty pick-up trucks and sport utility vehicles will prevent recovery of the volume lost as a result of the work stoppages. This has resulted in unfavorable revenue mix for Delphi as our content per vehicle is lower on cars than trucks.

Additionally, particularly in the fourth quarter, production volumes globally were significantly lower due to the economic and credit market impacts. Consequently, during 2008, Delphi’s operational challenges intensified as a result of the continued downturn in general economic conditions, including reduced consumer spending and confidence, high oil prices and the credit market crisis, all of which have resulted in global vehicle manufacturers reducing production forecasts and taking other restructuring actions (which hereinafter we refer to as recent consumer trends and market conditions). While initially these negative trends primarily impacted the U.S. during the first part of 2008, all other regions (in addition to the U.S) have experienced market softening during the second half of 2008. This global slowdown is expected to continue at least through the first half of 2009, with a modest recovery beginning in the fourth quarter of 2009. With respect to key operating constituents, we continue to monitor the financial conditions of a variety of key customers and suppliers. Given the difficult market conditions projected for the first portion of 2009, we are also closely monitoring activities surrounding the federal support programs.

Through the end of the third quarter of 2008 we continued to be challenged by commodity cost increases, most notably copper, aluminum, petroleum-based resin products, steel and steel scrap, and fuel charges. We are continually seeking to manage these and other material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. However, despite our efforts, surcharges and other cost increases, particularly when necessary to ensure the continued financial viability of a key supplier, had the effect of reducing our earnings during 2008. We anticipate that an increase in the number of financially volatile key suppliers is likely to continue into the future. We will continue and increase our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts incurred on quoted customer programs. At the end of the third quarter and throughout the fourth quarter of 2008, and into early 2009, the market price of certain commodities, including copper and oil prices, declined significantly and may foreshadow lower cost petroleum-based resin products and lower fuel charges in the future; however prices remain extremely volatile, complicating hedging strategies and other efforts to plan and manage such costs. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Overview of Net Sales and Net Income (Loss)

	Year Ended
	December 31,
	2008		2007		Change
	(dollars in millions)

Net sales:
General Motors and affiliates	$5,525	31%	$8,301	37%	$(2,776)
Other customers	12,535	69%	13,982	63%	(1,447)

Total net sales	$18,060		$22,283		$(4,223)

Net income (loss)	$3,037		$(3,065)		$6,102

Our non-GM sales from continuing operations in 2008 declined by 10%. Excluding the impact of favorable foreign currency exchange rates, non-GM sales decreased 13% during 2008, primarily due to the sale of Delphi’s original equipment and aftermarket catalyst business (the “Catalyst Business”) in the third quarter of 2007 and the migration of our converter business to a non-consolidated venture during the fourth quarter of 2007. GMNA sales decreased by 41% due to a reduction of 19% in production by GMNA for 2008, which includes the impact of consumer trends and market conditions in 2008. GMNA sales also decreased due to the wind down and closure of certain plants and divestitures in our Automotive Holdings Group segment which were predominately GM related. GMNA sales represented approximately 22% of total net sales for 2008, as compared to approximately 30% of total net sales for 2007. As GM sales decreased due to reduced GMNA volumes, non-GM sales increased as a percentage of total net sales from continuing operations to 69% for 2008. In 2008, GM sales from continuing operations decreased 33% from 2007 and represented 31% of total net sales from continuing operations for 2008.

The increased net income reflects the reorganization gains related to the GM settlements of $5,687 million, including $5,332 million related to the Amended GSA and $355 million related to the Amended MRA, recorded during 2008. Excluding the impact of the GM settlement gains, net loss for 2008 would have been $2.7 billion, compared to a net loss of $3.1 billion in 2007. Net income in 2008 was also favorably impacted compared to 2007 by the following items:

•	$411 million of interest expense recorded in 2007 related to certain prepetition claims that were determined to be probable of becoming an allowed claim in accordance with the Plan;

•	$348 million of reduced warranty expenses, primarily due to the forgiveness by GM of $112 million in warranty amounts;

•	$343 million of litigation charges related to the settlement agreement reached with plaintiffs in the securities and ERISA class action cases recorded during 2007;

•	$254 million of decreased long-lived asset impairment charges, primarily included within loss from discontinued operations in 2007;

•	$200 million of lower employee termination benefits and other exit costs included in costs of sales, primarily related to the exit of the manufacturing facility in Cadiz, Spain during 2007, of which $115 million is included in cost of sales, $11 million is included in selling, general and administrative expenses, and $74 million is included in loss from discontinued operations;

•	$162 million of decreased U.S. employee workforce transition program charges, of which $134 million is included within income from continuing operations and $28 million is included within loss from discontinued operations;

•	$135 million in decreased selling, general and administrative expenses, primarily due to lower costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, as well as decreased expense related to incentive compensation plans for executives; and

•	$95 million of PCBB and labor subsidy reimbursement from GM during 2008, of which $75 million was included within cost of sales and $20 million is included within loss from discontinued operations.

Offsetting these improvements were goodwill impairment charges of $325 million, related to our Electrical/Electronic Architecture and Electronics and Safety segments, recorded in 2008. Additionally, in 2007, we recorded income tax benefit of $703 million related to $1.9 billion U.S. pre-tax other comprehensive income related to employee benefits.

Discontinued Operations

The Court approval of Delphi’s plan to dispose of Interiors and Closures and the Steering Business triggered held for sale accounting in 2007.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Pursuant to the terms of the Purchase Agreement, any party in compliance with its obligations under the Purchase Agreement may terminate the Purchase Agreement since the transaction did not close by August 31, 2008. Prior to entry into the agreements described below in March 2009, neither party had terminated the Purchase Agreement. Pursuant to the Amended MRA, GM has agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. On March 3, 2009, however, Delphi and Platinum reached an agreement under which the Purchase Agreement would be terminated (the “Termination Agreement”) and Delphi and GM reached an agreement (the “Option Exercise Agreement”), subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM will exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to purchase the Steering Business free and clear of all liens and encumbrances other than certain permitted encumbrances (the “Steering Purchase”). GM has agreed to guaranty the payment and performance of its wholly-owned subsidiary’s obligations under the definitive transaction agreements to be entered into pursuant to the Option Exercise Agreement.

The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed to by GM and Delphi. In addition to certain other milestones, Delphi has agreed to use its reasonable best efforts to obtain Court approval of the Option Exercise Agreement on or before March 24, 2009, and Delphi and GM have agreed to use their reasonable best efforts to obtain Court approval of the Steering Purchase and assignment and assumption of contracts on or before April 23, 2009 and to close the Steering Purchase on or before April 30, 2009. The parties have agreed to file a motion seeking such required approvals of the Steering Purchase and the assignment and assumption of contracts with the Court.

Delphi and GM will enter into a transition services agreement on reasonable and customary terms pursuant to which Delphi will provide, among other things, general transition services with GM through mid-2011 and information technology transition services through December 2012. Other material terms of the Option Exercise Agreement include, but are not limited to, the following: (a) at the closing of the Steering Purchase, the parties will forego the working capital true-up set forth in the Amended MRA; (b) GM will not exercise certain of GM’s rights under the Amended MRA; (c) GM will pay all cure costs, with respect to all prepetition contracts which it requests be assumed and assigned to it; (d) GM will assume all postpetition trade payables with respect to the contracts included within the definition of the Steering Business (provided that Delphi will pay all trade payables prior to the closing in the ordinary course of business); (e) in lieu of an additional labor reimbursement contemplated under the Amended MRA, at closing GM will assume certain of Delphi’s labor and workers’ compensation obligations; and (f) GM will assume responsibility, and waive any obligations of Delphi relating to, warranty, recall, and products liability with respect to products manufactured for, or sold to, GM by the Steering Business, whether before or after the closing and Delphi will retain responsibility for such liability with respect to products sold to non-GM customers prior to closing. Pursuant to the Termination Agreement, Delphi and Platinum have agreed to return the deposit amount under the Purchase Agreement to Platinum.

The closing of the Steering Purchase is conditioned on GM paying to the administrative agent under Delphi’s Amended and Restated DIP Facility, for the benefit of the lenders thereunder, a non-refundable amount equal to the reduction in available receivables, available inventory, and fixed asset component of the borrowing base caused directly by the consummation of such purchase. In the event Delphi and GM reach an agreement for the sale of any of Delphi’s other businesses and manufacturing sites in the U.S. to GM, then, upon the closing of such sale, such payment would constitute partial prepayment of the consideration for the sale of such facilities. The above summary is qualified by reference to the terms and provisions of any final agreement filed with the Court.

On September 30, 2008, in conjunction with the effectiveness of the Amended MRA, Delphi received and recorded as a deferred liability a $210 million advance on working capital recovery from GM related to the Steering Business. In conjunction with the proceeds of this working capital advance from GM, as well as entering into the Termination Agreement and the Option Exercise Agreement for the Steering Purchase, Delphi has adjusted its estimate of assets held for sale to $210 million and continues to account for the business as a discontinued operation. During 2008, Delphi recorded a loss of $34 million, net of tax, due to the results of operations, adjustment of assets held for sale to fair value of the Steering Business as of December 31, 2008 and the effectiveness of the Amended MRA. In 2007, Delphi recognized a charge of $507 million related to the assets held for sale of the Steering Business, including $26 million of curtailment loss on pension benefits for impacted employees.

Prior to the assets of the Steering Business being classified as held for sale, Delphi recorded an impairment charge related to the Steering Business in 2007. Based on the ongoing sale and labor negotiations during March 2007, previous estimates of sale proceeds were reduced. Based on this development Delphi determined that an indicator of impairment was present for the U.S. long-lived assets of the Steering Business. Delphi tested the recoverability of the Steering Business U.S. long-lived assets by comparing the estimated undiscounted future cash flows from its use and anticipated disposition of those assets to their carrying value. Based on its recoverability assessment, Delphi determined that the carrying value of its Steering Business assets at its U.S. sites exceeded the undiscounted estimated future cash flows at those sites. Accordingly, Delphi determined the fair value of its held-for-use long-lived assets at those sites by applying various valuation techniques, including discounted cash flow analysis, replacement cost and orderly liquidation value. As a result of its fair value assessment, Delphi recognized asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering Business of $152 million in 2007.

Interiors and Closures Business

Delphi and certain of its affiliates closed on the sale of the Interiors and Closures Business to Inteva Products, LLC (“Inteva”), a wholly-owned subsidiary of the Renco Group, on February 29, 2008. Delphi received proceeds from the sale of approximately $98 million consisting of $63 million of cash (less $23 million of cash at an overseas entity that was included in the sale) and the remainder in notes at fair value. During the third quarter of 2008, Delphi and Inteva agreed on final working capital adjustments and Delphi received a payment of $2 million. During 2008, as a result of the operating results net of the loss on sale of the Interiors and Closures Business, Delphi recorded income of $15 million, net of tax. In 2007, Delphi recognized a charge of $88 million related to the assets held for sale of the Interiors and Closures Business, including $8 million of curtailment loss on pension benefits for impacted employees.

The Interiors and Closures Business, through the date of the sale, and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for 2008, 2007 and 2006. The assets and liabilities of the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2008 and December 31, 2007. The assets and liabilities of the Interiors and Closures Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2007. The results of prior periods have been restated to reflect this presentation.

Acquisitions and Divestitures

The results of operations, including the gain or loss on divestitures, associated with Delphi’s acquisitions and divestitures described below were not significant to the consolidated financial statements in any period presented, and the divestitures did not meet the discontinued operations criteria.

Automotive Holdings Group Segment

Power Products Business Sale — On May 27, 2008 and in accordance with the terms of an order authorizing the sale of certain assets for less than $10 million, Delphi served notice of its intention to sell its power products business (the “Power Products Business”) to Strattec Security Corporation, Witte-Velvert GmbH & Co. KG, Vehicle Access Systems Technology LLC, and certain of their affiliates (collectively, the “Strattec Buyers”) for approximately $8 million. On June 4, 2008, the Debtors filed a motion to assume and assign certain prepetition executory contracts related to the Power Products Business to the Strattec Buyers. On June 24, 2008, the Court entered an order authorizing the Debtors to assume and assign such contracts to the Strattec Buyers. The 2007 annual revenues for the Power Products Business were $59 million. Delphi recognized an initial loss of $3 million during the second quarter of 2008, included in cost of sales, related to the assets held for sale of the Power Products Business. On November 7, 2008, Delphi and the Strattec Buyers agreed to an amendment to the purchase and sale agreement, which among other things, reduced the consideration to be received by Delphi to approximately $5 million. The sale occurred on November 30, 2008 and resulted in an additional loss of approximately $2 million, which was recorded to cost of sales. Delphi received final consideration of approximately $7 million which includes final working capital adjustments.

U.S. Suspensions Asset Sale — On March 7, 2008, the Debtors filed a motion to sell certain assets of Delphi’s U.S. suspensions business including the machinery, equipment and inventory primarily used and located at its suspension manufacturing facility in Kettering, Ohio (the “Kettering Assets”), to Tenneco Automotive Operating Company Inc. (“Tenneco”) for approximately $19 million and other consideration. On March 20, 2008, the Court approved the bidding procedures for the Kettering Assets, but no further bids were submitted by the bid deadline. On April 30, 2008, the Court entered an order approving the sale of the Kettering Assets to Tenneco. The 2007 annual revenues for the Kettering Assets were $113 million. The sale occurred on May 30, 2008 and resulted in a gain of $8 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $18 million in 2008.

Bearings Business Product Sale — On January 15, 2008, the Debtors filed a motion to sell Delphi’s bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code. On February 21, 2008, the Debtors announced that they had entered into a purchase agreement with Kyklos, Inc., a wholly owned subsidiary of Hephaestus Holdings, Inc. and an affiliate of KPS Special Situations Fund II, L.P. (“Kyklos”), which was the successful bidder at the auction held on February 19, and 20, 2008. The Court entered the order confirming the sale of the Bearings Business to Kyklos on March 19, 2008. The 2007 annual revenues for the Bearings Business were $280 million, which included $108 million of intra-segment sales. During 2008, Delphi recognized a charge of $30 million, included in cost of sales, related to the assets held for sale of the Bearings Business. The sale occurred on April 30, 2008, and Delphi received net proceeds from this sale of approximately $15 million.

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

North American Brake Product Asset Sale — On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan; Spring Hill, Tennessee; Oshawa, Ontario, Canada; and Saltillo, Mexico facilities. The 2007 annual revenues for North American Brake Components were $568 million. The sale occurred in the first quarter of 2008 and resulted in a gain of $5 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $40 million.

Mexico Brake Plant Business — On July 19, 2007, Delphi received approval from the Court to proceed with the sale of certain assets used in the brake and chassis modules product lines manufactured in a plant located in Saltillo, Mexico (the “Mexico Brake Plant Business”) for $15 million. The sale of the Mexico Brake Plant Business closed on October 1, 2007 and resulted in a gain of $4 million, which was recorded as a reduction to cost of sales in 2007.

Powertrain Systems Segment

Global Exhaust Business Sale — On June 27, 2008, the Debtors announced their intention to sell Delphi’s global exhaust business relating to the design and manufacture of the exhaust system front exhaust module including catalytic converters and exhaust manifolds (the “Exhaust Business”). On December 17, 2008 Delphi received approval from the Court for the sale of assets related to the Exhaust Business to Bienes Turgon S.A. de C.V. for $17 million (subject to adjustments). The Exhaust Business revenues for 2008 were approximately $317 million. The sale is expected to close during the first half of 2009 and Delphi recognized a charge of $14 million in cost of sales during the fourth quarter of 2008 related to the assets held for sale of the Exhaust Business. Although Delphi intends to divest its Exhaust Business, the Company intends to continue to provide full engine management systems, including air and fuel management, and combustion and valve-train technology.

Catalyst Product Line Sale — On September 28, 2007, Delphi closed on the sale of its original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore for approximately $67 million which included certain post-closing working capital adjustments. Delphi recorded the loss of $30 million on the sale of the Catalyst Business in cost of sales in the third quarter of 2007. The Catalyst Business revenues for the nine months ended September 30, 2007 were $249 million. During 2008, Delphi and Umicore agreed on final working capital adjustments and Delphi received a payment of $9 million, of which $6 million offset a receivable recognized during 2007 and $3 million was recorded as a reduction to cost of sales.

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

Electronics and Safety Segment

Acquisition of Joint Venture — In 2008, Delphi made an additional investment in a consolidated South American majority-owned subsidiary for approximately $35 million in cash and short term notes. As a result, the ownership interest is now 100 percent.

Held-For-Sale Loss — In 2008, Delphi made the decision to divest a certain manufacturing business in Germany. Based on an estimate of anticipated proceeds, Delphi recognized a charge of $13 million, included in cost of sales, related to the assets held for sale. The divestiture is expected to occur during 2009.

MobileAria Asset Sale — In 2006, Delphi sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which has been recognized as a reduction of cost of sales in 2006.

Thermal Systems Segment

SDAAC Additional Investment — In 2006, Delphi made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006 Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

SFAS 157 Fair Value Measurement of Derivative Instruments

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The standard does not introduce new requirements mandating the use of fair value.

All derivative instruments are required to be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet hedge accounting criteria. Delphi’s derivative exposures are with counterparties with long-term investment grade credit ratings. Delphi estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Delphi also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the full credit default spread (“CDS”) applied to the net commodity and foreign currency exposures by counterparty. When Delphi is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi is in a net derivative liability position, CDS rates are applied to the net derivative liability position.

In certain instances where market data is not available, Delphi uses management judgment to develop assumptions that are used to determine fair value. This could include situations of market illiquidity for a particular currency or commodity or where observable market data may be limited. In those situations, Delphi generally surveys investment banks and/or brokers and utilizes the surveyed prices and rates in estimating fair value.

As of December 31, 2008, Delphi was in a net derivative liability position. As a result of Delphi’s chapter 11 cases, CDS rates are currently not available for Delphi debt. As a result, Delphi obtained estimates of trading levels for its debt from investment banks as well as CDS rates for similarly situated entities to apply to its net derivative liability position for non-performance risk. The adjustment for non-performance risk reduced Delphi’s net derivative liability position by $296 million to $168 million. The reduction to the net derivative liability resulted in an increase to pre-tax earnings of $9 million, recorded as a reduction to cost of sales. The remaining adjustment amount of $287 million is reflected within equity as a component of OCI as it related to derivative financial instruments that qualify as hedges. There was no material adjustment for non-performance risk related to derivative assets as of December 31, 2008 as Delphi’s net derivative asset position at December 31, 2008 related to exposures with counterparties with investment grade credit ratings. Refer to Note 24. Fair Value Measurements to the consolidated financial statements for more information.

Results of Operations

2008 versus 2007

The Company’s sales and operating results for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended
	December 31,
					Favorable/
	2008		2007		(Unfavorable)
	(in millions)

Net sales:
General Motors and affiliates	$5,525	31%	$8,301	37%	$(2,776)
Other customers	12,535	69%	13,982	63%	(1,447)

Total net sales	$18,060		$22,283		$(4,223)
Cost of sales	17,068		21,066		3,998

Gross margin	$992	5.5%	$1,217	5.5%	$(225)
U.S. employee workforce transition program charges	78		212		134
GM settlement — MRA	(254)		—		254
Depreciation and amortization	827		914		87
Long-lived asset impairment charges	37		98		61
Goodwill impairment charges	325		—		(325)
Selling, general and administrative	1,460		1,595		135
Securities and ERISA litigation charge	—		343		343

Operating loss	$(1,481)		$(1,945)		$464
Interest expense	(437)		(769)		332
Loss on extinguishment of debt	(49)		(27)		(22)
Other income, net	69		110		(41)
Reorganization items:
GM settlement — GSA	5,332		—		5,332
Professional fees and other	(185)		(163)		(22)

Income (loss) from continuing operations before income taxes, minority interest and equity income	$3,249		$(2,794)		$6,043
Income tax (expense) benefit	(166)		522		(688)
Minority interest, net of tax	(28)		(63)		35
Equity income, net of tax	1		27		(26)

Income (loss) from continuing operations	$3,056		$(2,308)		$5,364
Loss from discontinued operations, net of tax	(19)		(757)		738
Cumulative effect of accounting change, net of tax	—		—		—

Net income (loss)	$3,037		$(3,065)		$6,102

Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, GM settlement, Depreciation and amortization, Long-lived asset impairment charges, and Goodwill impairment charges).

Delphi typically experiences fluctuations in sales due to changes in customer production schedules, sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the customer (which we refer to as contractual price reductions) and design changes. Occasionally business transactions or non-recurring events may impact sales as well.

Delphi typically experiences fluctuations in operating income due to changes in volume, contractual price reductions (which typically range from 1% to 3% of sales), changes to costs for materials and commodities or manufacturing variances (which we refer to collectively as operational performance), and employee termination benefits and other exit costs.

Net Sales

Net Sales from continuing operations for the year ended December 31, 2008 versus December 31, 2007. Below is a summary of Delphi’s sales for the year ended December 31, 2008 versus December 31, 2007.

	Year Ended
	December 31,					Variance Due To:
						Volume and
						Contractual		Commodity
					Favorable/	Price		Pass-
	2008		2007		(Unfavorable)	Reductions	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$5,525	31%	$8,301	37%	$(2,776)	$(2,918)	$108	$27	$7	$(2,776)
Other customers	12,535	69%	13,982	63%	(1,447)	(1,919)	424	40	8	(1,447)

Total net sales	$18,060		$22,283		$(4,223)	$(4,837)	$532	$67	$15	$(4,223)

Total sales in 2008 decreased 19% compared to 2007. GM sales in 2008 decreased 33% to 31% of total sales, primarily due to reductions in GMNA volume of 19% and contractual price reductions. The GMNA volume reductions included approximately $636 million due to the work stoppages. Decreases due to the impact of exiting non-core businesses of $1,159 million resulted due to certain plant closures and divestitures in our Automotive Holdings Group segment, and decreases of $45 million and $4 million were related to the migration of our converter business to a non-consolidated venture and the sale of the Catalyst Business in our Powertrain Systems segment during 2007, respectively. Primarily as a result of portfolio transformation related to non-core businesses and recent consumer trends and market conditions, during 2008 our GM North America content per vehicle was $1,149, 26% lower than the $1,562 content per vehicle for 2007.

Other customer sales in 2008 decreased by 10% and represented 69% of total sales. Excluding the favorable impacts of foreign currency exchange, other customer sales decreased by 13%, due primarily to decreased volume as a result of the impact of recent consumer trends and market conditions. Additionally $417 million of the decrease was related to the migration of our converter business to a non-consolidated venture during 2007, and $151 million was related to the sale of the Catalyst Business in the third quarter of 2007. Additional decreases of $350 million resulted due to certain plant closures and divestitures in our Automotive Holdings Group segment. Other customer sales were also negatively impacted by contractual price reductions.

Operating Results

Below is a summary of the variances in Delphi’s operating results in 2008 compared to 2007.

Gross Margin. Gross margin decreased to $1.0 billion in 2008 compared to $1.2 billion in 2007, and remained at 5.5% as a percentage of sales. Below is a summary of Delphi’s gross margin for this period.

	Year Ended
	December 31,			Variance Due To:
					Contractual		Employee
			Favorable/		Price	Operational	Termination
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$992	$1,217	$(225)	$(1,534)	$(393)	$876	$115	$711	$(225)
Percentage of Sales	5.5%	5.5%

The decrease in gross margin was largely driven by an approximate 19% decrease in GMNA volume, as noted in the table above, including the impact of certain plant closures and divestitures in our Automotive Holdings Group segment, and recent consumer trends and market conditions, which are anticipated to reduce customer production to levels preventing recovery of volumes lost as a result of the work stoppages. In addition to the decreased volume, gross margin was also negatively impacted by a $30 million charge related to the loss on sale of Delphi’s global bearings business in the Automotive Holdings Group segment and a $14 million charge related to the loss on sale of Delphi’s global exhaust business in the Powertrain Systems segment.

We were able to maintain the gross margin percentage year-over-year despite the drop in sales primarily due to improvements in operational performance and reductions in employee termination benefits and other exit costs, as noted in the table above, as well as the following items:

•	$346 million decrease in warranty costs, primarily due to the forgiveness of $107 million due under the warranty settlement agreement with GM during 2008 and a $93 million charge in the Powertrain Systems segment related to higher than normal warranty claims on engine electronic control units in 2007; a $28 million recovery from an affiliated supplier related to previously established warranty reserves in the Thermal Systems segment during 2008;

•	$234 million related to decreases in pension and other postretirement and postemployment benefits and workers’ compensation costs;

•	$51 million of decreased expenses related to incentive compensation plans for executives;

•	$50 million of PCBB and $25 million of labor subsidy reimbursements from GM during 2008; and

•	$33 million increase due to the impact of foreign currency exchange rate fluctuations and transactions.

U.S. Employee Workforce Transition Program Charges. Delphi recorded workforce transition program charges of approximately $78 million during 2008 for UAW-, IUE-CWA-, and USW-represented employees. These charges included $57 million of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi and $21 million to reflect costs under the workforce transition programs in excess of amounts previously estimated. During 2007, Delphi recorded workforce transition program charges of approximately $212 million for UAW-, IUE-CWA-, and USW-represented employees. These charges included $60 million for attrition programs for the eligible union-represented U.S. hourly employees, which is net of a decrease in previously recorded charges due to a change in estimate of $48 million. The 2007 workforce transition program charge also includes $20 million of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi. Additionally, Delphi recorded $132 million in net pension curtailment charges during 2007 as discussed further in Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements.

GM Settlement. Delphi filed amendments to the MRA in the Court on September 12, 2008, and subsequently entered into an additional amendment to the GSA as of September 25, 2008. The Court approved such amendments on September 26, 2008 and the Amended GSA and the Amended MRA became effective on September 29, 2008. Upon effectiveness of the Amended MRA, Delphi recorded a reduction to operating expenses of $254 million, as discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization was $827 million in 2008 compared to $914 million for 2007. The year-over-year decrease of $87 million primarily reflects the impact of certain assets that were impaired in 2006 and 2007, resulting in reduced 2008 depreciation and amortization expense, the effect of accelerated depreciation on assets nearing the end of their program life in 2007 and 2008 and approximately $14 million of unfavorable impacts of foreign currency exchange. Partially offsetting this decrease is an increase in overall capital spending in 2008 of $217 million, or approximately 37%, compared to 2007.

Long-Lived Asset Impairment Charges. Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset impairment charges related to the valuation of long-lived assets held for use were recorded in the amounts of approximately $37 million and $98 million during 2008 and 2007, respectively. The 2008 charges relate primarily to our Thermal Systems, Electronics and Safety and Automotive Holdings Group segments. The 2007 charges primarily relate to our Automotive Holdings Group segment. Refer to Note 9. Property, Net to the consolidated financial statements for more information.

Goodwill Impairment Charges. Goodwill impairment charges of $325 million were recorded in 2008, of which approximately $168 million related to our Electrical/Electronic Architecture segment and approximately $157 million related to our Electronics and Safety segment. The goodwill impairment charges were the result of a reduction in the estimated fair value of these segments due to consumer trends and market conditions experienced in 2008 that are expected to continue. Delphi evaluates the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. There were no goodwill impairment charges for 2007. Refer to Note 10. Goodwill to the consolidated financial statements.

Selling, General and Administrative Expenses. Selling general and administrative (“SG&A”) expenses decreased by $135 million from $1,595 million in 2007 to $1,460 million in 2008. The decrease is primarily due to lower operating and restructuring costs to support information technology systems, reduced expenses related to incentive compensation plans of $66 million, and decreased SG&A expenses in other areas. Partially offsetting these savings was $32 million of unfavorable impacts of foreign currency exchange.

Securities & ERISA Litigation Charge. As previously disclosed, Delphi, along with certain of its subsidiaries and certain current and former officers and employees of the Company or its subsidiaries, and others were named as defendants in several lawsuits filed following the Company’s announced intention to restate certain of its financial statements. As a result of the MDL Settlements, as of December 31, 2008 and 2007, Delphi has a liability of $351 million recorded for this matter. The expense incurred for this matter was $343 million during 2007. Refer to Note 18. Commitments and Contingencies, Shareholder Lawsuits to the consolidated financial statements.

Interest Expense. Interest expense for 2008 was $437 million compared to $769 million for 2007. Excluding $411 million of interest expense recorded in 2007 for certain prepetition claims that were determined to be probable of becoming an allowed claim in accordance with the Plan, interest expense increased $79 million due to higher debt levels in 2008. All contractual interest expense related to outstanding debt, including debt subject to compromise, was recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in 2008. At December 31, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the modifications are approved. All contractual interest expense related to outstanding debt, including debt subject to compromise, was recognized in 2007.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2008 was $49 million. Concurrent with the execution of the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $49 million of loss on extinguishments of debt in 2008 related to unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility. Loss on extinguishment of debt for 2007 was $27 million. Concurrent with the execution of the

Refinanced DIP Credit Facility in January 2007, the Amended DIP Credit Facility and the Prepetition Facility were terminated. As a result of the changes in the debt structure and corresponding cash flows related to the refinancing, Delphi recognized $23 million of loss on extinguishments of debt in 2007 related to unamortized debt issuance costs related to the Amended DIP Credit Facility and Prepetition Facility.

Other Income and Expense. Other income for 2008 was $69 million as compared to other income of $110 million for 2007. In 2008, Delphi recognized a gain of approximately $32 million from the sale of an investment accounted for under the cost method. Offsetting this gain was $16 million of expense related to an allowance recorded against a note receivable. In 2007, Delphi recognized a gain of approximately $36 million related to cash received from GM pursuant to an intellectual property license agreement. The remainder of the decrease in 2008 was due to increased non-Debtor interest income associated with additional cash and cash equivalents on hand.

Reorganization Items. Bankruptcy-related reorganization items were a gain of $5.1 billion for 2008 and expenses of $163 million for 2007. As a result of the effectiveness of the GSA, Delphi recorded a net reorganization gain of $5.3 billion in 2008. Additionally, Delphi recorded interest income of $7 million and $11 million from accumulated cash from the reorganization during 2008 and 2007, respectively. Delphi incurred professional fees, primarily legal, directly related to the reorganization of $107 million and $169 million during 2008 and 2007, respectively. During 2008, as a result of the events surrounding the termination of the EPCA, Delphi recorded expense of $79 million related to previously capitalized fees paid to the Investors and their affiliates. Professional fees in 2008 also include arrangement and other fees paid to various lenders in connection with the bankruptcy exit financing that was commenced but not completed in April of 2008. Professional fees in 2007 include $2 million of gains on the settlement of prepetition liabilities during 2007.

Income Taxes. Delphi recorded income tax expense of $166 million for 2008 and recorded an income tax benefit of $522 million for 2007. Delphi’s tax rate in both years is affected by the tax rates in foreign jurisdictions, the relative amount of income we earn in such jurisdictions and the relative amount of losses for which no tax benefit would be recognized due to a valuation allowance. In 2007, the tax benefit of $522 million is primarily comprised of a foreign tax expense of $186 million and a U.S. tax benefit of $703 million, as discussed below. During 2008, taxes were recorded at amounts approximating the annual effective tax rate applied to earnings of certain non-U.S. operations.

Although Delphi recorded a net reorganization gain of $5.3 billion for 2008, which created approximately $1.2 billion of taxable income, it did not generate any U.S. tax expense due to the impact of a related change to the U.S. deferred tax assets for which a full valuation allowance is recorded. Additionally, the annual effective tax rate in 2007 was impacted by tax benefit of $703 million related to $1.9 billion U.S. pre-tax other comprehensive income related to employee benefits. Delphi continues to maintain a full valuation allowance for its deferred tax assets in the U.S. and certain foreign jurisdictions as it is more likely than not that the benefits will not be recognized.

Minority Interest. Minority interest was $28 million and $63 million for 2008 and 2007, respectively. Minority interest reflects the results of ongoing operations within Delphi’s consolidated investments.

Equity Income. Equity income was $1 million and $27 million for 2008 and 2007, respectively. Equity income reflects Delphi’s interest in the results of ongoing operations of entities accounted for as equity-method investments. The decrease in equity income during 2008 was primarily due to the sale of two ventures included in our Thermal Systems segment during February 2008, as well as the declined operating results of Korea Delphi Automotive Systems Company, of which Delphi owns 50%. Equity income for 2008 also includes other-than-temporary impairments of Delphi’s equity-method investments of $19 million.

Loss from Discontinued Operations. Loss from discontinued operations was $19 million for 2008, compared to $757 million for 2007. The loss from discontinued operations for 2008 was primarily the result of an unfavorable adjustment of $50 million for estimated proceeds to be received for the assets-held-for sale of the Steering Business primarily as a result of the continued uncertainty regarding the finalization of negotiations related to the sale. Offsetting these losses were the favorable impacts of the effectiveness of the Amended MRA of $101 million, a decrease of employee termination benefits and other exit costs of

$74 million, and a warranty recovery of $17 million. Additionally, during 2008, Delphi recorded a favorable adjustment of $17 million to the overall loss on the sale of the Interiors and Closures Business due to the results of operations and changes in working capital through the sale closing date of February 29, 2008.

Included in loss from discontinued operations for 2007 were charges of $595 million related to assets held for sale for the Steering and Interiors and Closures Businesses, which include the impact of curtailment loss on pension benefits for impacted employees. Additionally, loss from discontinued operations included long-lived asset impairment charges of $193 million, workforce transition program charges of $32 million and employee termination benefits and other exit costs of $132 million, primarily due to $107 million associated with the exit of the Puerto Real site in Cadiz, Spain (see Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements).

Results of Operations by Segment

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as the Automotive Holdings Group, consisting of business operations to be sold or wound down and Corporate and Other. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	The Corporate and Other category includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems.

Our management relies on segment operating income before depreciation, amortization, rationalization and transformation charges and discontinued operations (“OIBDAR”) as a key performance measure. OIBDAR is defined as operating income before depreciation and amortization, including long-lived asset and goodwill impairment charges, transformation and rationalization charges related to plant consolidations, plant wind-downs and discontinued operations.

Delphi’s management believes that OIBDAR is a meaningful measure of performance and it is used by management and our Board of Directors to analyze Company and stand-alone segment operating performance. Management also uses OIBDAR for planning and forecasting purposes. Segment OIBDAR should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to operating income, which is the most directly comparable financial measure to OIBDAR that is in accordance with U.S. GAAP. Segment OIBDAR, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.

The calculation of OIBDAR, as derived from operating income, is as follows for the years ended December 31, 2008 and 2007:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2008:
Operating (loss) income	$(654)	$(130)	$(361)	$18	$(68)	$(286)	$(1,481)
Depreciation and amortization	235	248	187	71	32	54	827
Long-lived asset impairment charges	15	—	2	10	10	—	37
Goodwill impairment charges	157	—	168	—	—	—	325
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	78	78
GM settlement — MRA	(42)	(94)	(15)	(88)	(62)	47	(254)
Employee termination benefits and other exit costs	147	63	78	24	88	14	414
Loss on divestitures	13	14	—	—	34	—	61
Other transformation and rationalization costs	59	19	37	4	—	128	247
Discontinued operations	—	—	—	—	10	5	15

OIBDAR	$(70)	$120	$96	$39	$44	$40	$269

Other transformation and rationalization costs for the year ended December 31, 2008 primarily includes approximately $140 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives; and approximately $60 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2007:
Operating income (loss)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
Depreciation and amortization	267	266	175	61	63	82	914
Long-lived asset impairment charges	1	13	6	—	78	—	98
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	212	212
Securities & ERISA litigation charge	—	—	—	—	—	343	343
Employee termination benefits and other exit costs	36	55	132	48	239	30	540
Loss on divestitures	—	30	—	—	—	—	30
Other transformation and rationalization costs	72	37	52	4	5	77	247
Discontinued operations	—	—	—	—	81	211	292

OIBDAR	$439	$125	$329	$84	$73	$(319)	$731

Other transformation and rationalization costs for the year ended December 31, 2007 includes approximately $110 million of costs incurred for the deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system, as well as costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives; approximately $60 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group, and $32 million related to employee benefit plan settlements in Mexico.

Sales and gross margin for the years ended December 31, 2008 and 2007 by segment are as follows:

			Electrical/		Automotive
	Electronics and	Powertrain	Electronic	Thermal	Holdings	Corporate
	Safety	Systems	Architecture	Systems	Group	and Other	Total
	(dollars in millions)

2008 Total Net Sales	$4,048	$4,470	$5,649	$2,121	$1,348	$424	$18,060
2007 Total Net Sales	5,035	5,663	5,968	2,412	2,946	259	22,283

(Decrease) Increase	$(987)	$(1,193)	$(319)	$(291)	$(1,598)	$165	$(4,223)

2008 Gross Margin	$51	$330	$390	$147	$(2)	$76	$992
2007 Gross Margin	634	333	584	173	(44)	(463)	1,217

(Decrease) Increase	$(583)	$(3)	$(194)	$(26)	$42	$539	$(225)

2008 Gross margin percentage	1.3%	7.4%	6.9%	6.9%	(0.1)%		5.5%
2007 Gross margin percentage	12.6%	5.9%	9.8%	7.2%	(1.5)%		5.5%

GM Sales by Segment

	Years Ended
	December 31,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2008	2007	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$1,165	$1,606	$(441)	$(460)	$—	$20	$(1)	$(441)
Powertrain Systems	1,075	1,563	(488)	(524)	16	20	—	(488)
Electrical/Electronic Architecture	1,440	1,750	(310)	(346)	6	30	—	(310)
Thermal Systems	1,083	1,355	(272)	(314)	5	28	9	(272)
Automotive Holdings Group	471	1,585	(1,114)	(1,124)	—	10	—	(1,114)
Corporate and Other	291	442	(151)	(150)	—	1	(2)	(151)

Total	$5,525	$8,301	$(2,776)	$(2,918)	$27	$109	$6	$(2,776)

•	Decrease in volume includes approximately $636 million due to the work stoppages.

•	Decrease in volume also includes the impact of exiting non-core businesses totaling approximately $1,159 million in the Automotive Holdings Group segment, and decreases of $45 million and $4 million were related to the migration of our converter business to a non-consolidated venture and the sale of the Catalyst Business in our Powertrain Systems segment during 2007, respectively.

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, Chinese Renmenbi, Polish Zloty, and the Hungarian Forint.

Other Customer and Inter-segment Sales by Segment

	Years Ended
	December 31,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2008	2007	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$2,883	$3,429	$(546)	$(596)	$—	$50	$—	$(546)
Powertrain Systems	3,395	4,100	(705)	(782)	12	68	(3)	(705)
Electrical/Electronic Architecture	4,209	4,218	(9)	(254)	29	216	—	(9)
Thermal Systems	1,038	1,057	(19)	(74)	1	59	(5)	(19)
Automotive Holdings Group	877	1,361	(484)	(514)	(2)	33	(1)	(484)
Corporate and Other	133	(183)	316	301	—	(2)	17	316

Total	$12,535	$13,982	$(1,447)	$(1,919)	$40	$424	$8	$(1,447)

•	Decrease in volume includes the impact of exiting non-core businesses in the Powertrain Systems segment of $417 million in sales due to the migration of the converter business to a non-consolidated venture during 2007 and $151 million in sales due to the sale of the Catalyst Business in the third quarter of 2007. Additionally, non-core divestitures in the Automotive Holdings Group segment sales decreased by $350 million.

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, Chinese Renmenbi, Polish Zloty, and the Hungarian Forint.

OIBDAR by Segment

	Years Ended
	December 31,			Variance Due To:
					Contractual
			Favorable/		Price	Operational
	2008	2007	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$(70)	$439	$(509)	$(502)	$(126)	$142	$(23)	$(509)
Powertrain Systems	120	125	(5)	(335)	(90)	266	154	(5)
Electrical/Electronic Architecture	96	329	(233)	(219)	(127)	198	(85)	(233)
Thermal Systems	39	84	(45)	(118)	(34)	80	27	(45)
Automotive Holdings Group	44	73	(29)	(536)	(19)	329	197	(29)
Corporate and Other	40	(319)	359	(306)	(13)	1	677	359

Total	$269	$731	$(462)	$(2,016)	$(409)	$1,016	$947	$(462)

As noted in the table above, OIBDAR was impacted by volume, contractual price reductions, and operational performance improvements, which include favorable manufacturing and engineering performance offset by unfavorable material and freight economics, as well as the following items included in Other in the table above:

Warranty:

•	GM’s forgiveness of $112 million of certain cash amounts due under the Warranty Settlement Agreement recorded during 2008 of $12 million, $37 million, $1 million $5 million, $51 million, and $6 million in the Electronics and Safety segment, Powertrain Systems segment, Electrical/Electronic Architecture segment, Thermal Systems segment, Automotive Holdings Group segment, and Corporate and Other segment (which includes the results of the Steering business) respectively; and

•	Decrease in warranty expense of approximately $30 million in the Electronics and Safety segment due to the 2007 charge for the instrument cluster product line (the instrument cluster product line was transferred to the Electronics and Safety segment effective December 2007); $93 million in the Powertrain Systems segment due to the 2007 charges related to higher than normal warranty claims on engine electronic control units and the warranty settlement agreement with GM; and $28 million in the

Thermal Systems segment due to a recovery from an affiliated supplier during 2008 related to previously incurred warranty costs.

Foreign Exchange

•	Foreign currency exchange impact of ($23) million, $8 million, $3 million, $9 million and $11 million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Automotive Holdings Group segments, respectively.

PCBB and Labor Subsidy

•	PCBB and labor subsidy reimbursements from GM totaling $95 million were recognized during the fourth quarter of 2008 and allocated in the amounts of $8 million, $15 million, and $8 million, and $64 million to the Electronics and Safety, Powertrain Systems, Thermal Systems and Corporate and Other segments (which includes the results of the Steering segment), respectively. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements.

OIBDAR in the Corporate and Other segment was favorably impacted in 2008 by the following:

•	$251 million of decreases in pension and other postretirement and postemployment benefit and workers’ compensation costs;

•	$196 million due to decreased expenses related to incentive compensation plans for executives; and

•	$41 million of decreased corporate expenses retained at Corporate and Other due to the impact of divestitures and certain plant closures.

2007 versus 2006

The Company’s sales and operating results for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended
	December 31,
					Favorable/
	2007		2006		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$8,301	37%	$9,344	41%	$(1,043)
Other customers	13,982	63%	13,393	59%	589

Total net sales	$22,283		$22,737		$(454)
Cost of sales	21,066		21,966		900

Gross margin	$1,217	5.5%	$771	3.4%	$446
U.S. employee workforce transition program charges	212		2,706		2,494
Depreciation and amortization	914		954		40
Long-lived asset impairment charges	98		172		74
Selling, general and administrative	1,595		1,481		(114)
Securities and ERISA litigation charge	343		—		(343)

Operating loss	$(1,945)		$(4,542)		$2,597
Interest expense	(769)		(427)		(342)
Loss on extinguishment of debt	(27)		—		(27)
Other income, net	110		40		70
Reorganization items	(163)		(92)		(71)

Loss from continuing operations before income taxes, minority interest and equity income	$(2,794)		$(5,021)		$2,227
Income tax benefit (expense)	522		(130)		652
Minority interest, net of tax	(63)		(34)		(29)
Equity income, net of tax	27		44		(17)

Loss from continuing operations	$(2,308)		$(5,141)		$2,833
Loss from discontinued operations, net of tax	(757)		(326)		(431)
Cumulative effect of accounting change, net of tax	—		3		(3)

Net loss	$(3,065)		$(5,464)		$2,399

Gross margin is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, Depreciation and amortization, and Long-lived asset impairment charges).

Delphi typically experiences fluctuations in sales due to changes in customer production schedules, sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the customer (which we refer to as contractual price reductions) and design changes. Occasionally business transactions or non-recurring events may impact sales as well.

Delphi typically experiences fluctuations in operating income due to changes in volume, contractual price reductions (which typically range from 1% to 3% of sales), changes to costs for materials and commodities or manufacturing variances (which we refer to collectively as operational performance), and employee termination benefits and other exit costs.

Net Sales

Net Sales from continuing operations for the year ended December 31, 2007 versus December 31, 2006.  Total sales for 2007 decreased $454 million. Below is a summary of Delphi’s sales for this period.

	Year Ended
	December 31,					Variance Due To:
						Volume and		Commodity
					Favorable/	Price		Pass-
	2007		2006		(Unfavorable)	Reductions	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$8,301	37%	$9,344	41%	$(1,043)	$(1,321)	$138	$61	$79	$(1,043)
Other customers	13,982	63%	13,393	59%	589	(375)	618	259	87	589

Total net sales	$22,283		$22,737		$(454)	$(1,696)	$756	$320	$166	$(454)

Total sales for 2007 decreased 2% primarily due to reductions in volume and contractual price reductions. Offsetting these decreases were favorable fluctuations in foreign currency exchange rates, primarily driven by the Euro, Brazilian Real, Korean Won, and Chinese Renminbi, commodity pass-through, primarily due to copper, and an increase of $53 million due to design changes. Additionally, total sales were favorably impacted by $109 million of additional sales from Shanghai Delphi Automotive Air Conditioning Company (“SDAAC”) in the Thermal Systems product segment. Effective July 1, 2006, we acquired a controlling position in SDAAC; prior to obtaining management control, our investment in SDAAC was accounted for using the equity method.

GM sales for 2007 decreased 11% to 37% of total sales, primarily due to reductions in volume of 8% and contractual price reductions. During 2007, our GM North America content per vehicle was $1,562, 7.8% lower than the $1,695 content per vehicle for 2006. The decrease to GM sales was offset slightly due to favorable fluctuations in foreign currency exchange rates, driven by the Euro, Brazilian Real, Korean Won and Chinese Renminbi, commodity pass-through, primarily due to copper, and design changes of $62 million.

Other customer sales for 2007 increased 4% to 63% of total sales, primarily due to favorable foreign currency exchange impacts, commodity pass-through, and $109 million due to our acquisition of a controlling position in SDAAC. Other customer sales were unfavorably impacted by contractual price reductions and slight decreases in volume.

Operating Results

Operating loss decreased by $2.6 billion during 2007. Below is a summary of the variances in Delphi’s operating results for 2007 compared to 2006.

Gross Margin.  Gross margin increased to $1,217 million or 5.5% in 2007 compared to $771 million or 3.4% in 2006. Below is a summary of Delphi’s gross margin for this period.

	Year Ended
	December 31,			Variance Due To:
				Contractual			Employee
			Favorable/	Price		Operational	Termination
	2007	2006	(Unfavorable)	Reductions	Volume	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$1,217	$771	$446	$(427)	$(548)	$1,739	$(240)	$(78)	$446
Percentage of Sales	5.5%	3.4%

The gross margin increase was primarily due to improvements in operational performance, as noted in the table above, as well as the following items:

•	$100 million due to reduced costs for temporarily idled U.S. hourly workers who receive nearly full pay and benefits as a result of the U.S. employee workforce transition programs;

•	$121 million due to favorable foreign currency exchange impacts; and

•	$36 million due to the change in pension excise tax expense.

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

U.S. Employee Workforce Transition Program Charges.  Delphi recorded workforce transition program charges of approximately $212 million during 2007 for UAW-, IUE-CWA-, and USW-represented employees. These charges included $60 million for attrition programs for the eligible union-represented U.S. hourly employees, which is net of a decrease in previously recorded charges due to a change in estimate of $48 million. The 2007 workforce transition program charge also includes $20 million of amortization expense related to buy-down payments for eligible traditional employees who did not elect an attrition or flowback option and continue to work for Delphi. Additionally, Delphi recorded $132 million in net pension curtailment charges during 2007 as discussed further in Note 16. U.S. Employee Workforce Transition Programs to the consolidated financial statements.

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

Equity Income.  Equity income was $27 million and $44 million for 2007 and 2006, respectively. Equity income reflects the results of ongoing operations within Delphi’s equity-method investments. The decrease in equity income during 2007 was primarily due to the operating results of PBR Knoxville and Promotora de Partes Electricas, of which Delphi has minority ownership interests and are included in our Powertrain Systems segment and Electrical/Electronic Architecture segment, respectively.

Loss from Discontinued Operations.  Loss from discontinued operations was $757 million and $326 million for 2007 and 2006, respectively. Included in loss from discontinued operations for 2007 were charges of $595 million related to assets held for sale for the Steering and Interiors and Closures Businesses, which include the impact of curtailment loss on pension benefits for impacted employees, long-lived asset impairment charges of $193 million, workforce transition program charges of $32 million and employee termination benefits and other exit costs of $132 million, primarily due to $107 million associated with the exit of the Puerto Real site in Cadiz, Spain (see Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements). The loss from discontinued operations for 2006 includes long-lived asset impairment charges of $43 million, workforce transition program charges of $249 million and employee termination benefits and other exit costs of $30 million.

Cumulative Effect of Accounting Change.  Delphi recorded a $3 million cumulative effect of accounting change (net of tax) as a result of the adoption of SFAS 123 (Revised 2004), Share Based Payments, (“SFAS 123(R)”) during 2006.

Results of Operations by Segment

The calculation of OIBDAR, as derived from operating income, is as follows for the years ended December 31, 2007 and 2006:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2007:
Operating income (loss)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
Depreciation and amortization	267	266	175	61	63	82	914
Long-lived asset impairment charges	1	13	6	—	78	—	98
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	212	212
Securities & ERISA litigation charge	—	—	—	—	—	343	343
Employee termination benefits and other exit costs	36	55	132	48	239	30	540
Loss on divestitures	—	30	—	—	—	—	30
Other transformation and rationalization costs	72	37	52	4	5	77	247
Discontinued operations	—	—	—	—	81	211	292

OIBDAR	$439	$125	$329	$84	$73	$(319)	$731

Other transformation and rationalization costs for the year ended December 31, 2007 includes approximately $110 million of costs incurred for the deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system, as well as costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, approximately $60 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group, and $32 million related to employee benefit plan settlements in Mexico.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2006:
Operating income (loss)	$188	$(128)	$(110)	$(170)	$(488)	$(3,834)	$(4,542)
Depreciation and amortization	268	260	175	67	100	84	954
Long-lived asset impairment charges	4	12	1	11	144	—	172
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	2,706	2,706
Employee termination benefits and other exit costs	18	58	82	73	27	11	269
Other transformation and rationalization costs	11	32	6	13	39	90	191
Discontinued operations	—	—	—	—	57	79	136

OIBDAR	$489	$234	$154	$(6)	$(121)	$(864)	$(114)

Other transformation and rationalization costs for the year ended December 31, 2006 includes approximately $70 million of costs incurred to complete a number of environmental investigations in conjunction with our transformation plan; and approximately $40 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

Sales and gross margin for the years ended December 31, 2007 and 2006 by segment are as follows:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(dollars in millions)

2007 Total Net Sales	$5,035	$5,663	$5,968	$2,412	$2,946	$259	$22,283
2006 Total Net Sales	5,093	5,565	5,365	2,607	3,638	469	22,737

(Decrease) Increase	$(58)	$98	$603	$(195)	$(692)	$(210)	$(454)

2007 Gross Margin	$634	$333	$584	$173	$(44)	$(463)	$1,217
2006 Gross Margin	747	442	430	48	(5)	(891)	771

(Decrease)/Increase	$(113)	$(109)	$154	$125	$(39)	$428	$446

2007 Gross margin percentage	12.6%	5.9%	9.8%	7.2%	(1.5)%		5.5%
2006 Gross margin percentage	14.7%	7.9%	8.0%	1.8%	(0.1)%		3.4%

GM Sales by Segment

	Years Ended December 31,			Variance Due To:
				Volume and
			Favorable/	Contractual Price	Commodity	Foreign
	2007	2006	(Unfavorable)	Reductions	Pass-through	Exchange(c)	Other (d)	Total
	(in millions)			(in millions)
Electronics and Safety	$1,606	$1,587	$19	$(81)	$—	$25	$75	$19
Powertrain Systems	1,563	1,745	(182)	(214)	17	24	(9)	(182)
Electrical/Electronic Architecture	1,750	1,772	(22)	(101)	33	38	8	(22)
Thermal Systems	1,355	1,600	(245)	(283)	9	26	3	(245)
Automotive Holdings Group	1,585	2,031	(446)	(467)	2	21	(2)	(446)
Corporate and Other	442	609	(167)	(174)	—	3	4	(167)

Total	$8,301	$9,344	$(1,043)	$(1,320)	$61	$137	$79	$(1,043)

•	Decrease in volume includes the impact of exiting non-core businesses in the Automotive Holdings Group segment totaling approximately $65 million in sales.

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, Korean Won, and Chinese Renmenbi.

Other Customer and Inter-segment Sales by Segment

	Years Ended December 31,			Variance Due To:
				Volume and
			Favorable/	Contractual Price	Commodity	Foreign
	2007	2006	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$3,429	$3,506	$(77)	$(198)	$—	$125	$(4)	$(77)
Powertrain Systems	4,100	3,820	280	(48)	162	169	(3)	280
Electrical/Electronic Architecture	4,218	3,593	625	335	92	206	(8)	625
Thermal Systems	1,057	1,007	50	(106)	—	51	105	50
Automotive Holdings Group	1,361	1,607	(246)	(294)	5	42	1	(246)
Corporate and Other	(183)	(140)	(43)	(63)	—	24	(4)	(43)

Total	$13,982	$13,393	$589	$(374)	$259	$617	$87	$589

•	Decrease in volume includes the impact of exiting non-core businesses in the Automotive Holdings Group segment totaling approximately $233 million in sales.

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, Korean Won, and Chinese Renmenbi.

OIBDAR by Segment

	Years Ended December 31,			Variance Due To:
					Contractual
			Favorable/		Price	Operational
	2007	2006	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$439	$489	$(50)	$(64)	$(117)	$160	$(29)	$(50)
Powertrain Systems	125	234	(109)	(177)	(101)	236	(67)	(109)
Electrical/Electronic Architecture	329	154	175	17	(131)	284	5	175
Thermal Systems	84	(6)	90	(108)	(55)	181	72	90
Automotive Holdings Group	73	(121)	194	(272)	(57)	441	82	194
Corporate and Other	(319)	(864)	545	(8)	(9)	667	(105)	545

Total	$731	$(114)	$845	$(612)	$(470)	$1,969	$(42)	$845

As noted in the table above, OIBDAR was impacted by volume, contractual price reductions, and operational performance improvements due to favorable manufacturing, materials and engineering performance, as well as the following items included in Other in the table above:

Warranty

•	$30 million of increased warranty expense primarily due to the instrument clusters product line in the Electronics and Safety segment; and $66 million in additional warranty reserves in the Powertrain Systems segment; offset by

•	$40 million of reduced warranty expense in the Thermal Systems segment.

Foreign Exchange

•	Favorable foreign currency exchange impact of $41 million, $14 million, $17 million, and $3 million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture and Automotive Holdings Group segments, respectively.

Temporarily Idled Employee Costs

•	As a result of the U.S. workforce transition program, reduced costs for temporarily idled U.S. hourly workers who received nearly full pay and benefits of $22 million, $32 million, $7 million, $43 million and $33 million in the Powertrain Systems segment, Electrical/Electronic Architecture segment, Thermal Systems segment, Automotive Holdings Group segment, and Corporate and Other segment (which includes the operating results of the Steering business), respectively.

OIBDAR in the Corporate and Other segment was unfavorably impacted in 2007 by $108 million recorded in 2006 as a reduction to previously recorded postretirement benefit accruals.

Offsetting these improvements were increased costs of $85 million to implement information technology systems to support finance, manufacturing and product development initiatives.

Liquidity and Capital Resources

Overview of Current Capital Structure

Amended and Restated DIP Credit Facility and Accommodation Agreement

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

On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into the Accommodation Agreement allowing Delphi to retain the proceeds of its Amended and Restated DIP Credit Facility, which otherwise matured on December 31, 2008. On December 3, 2008, the Court entered an order approving Delphi’s motion and authorizing Delphi to enter into the Accommodation Agreement following the expiration of the applicable appeal period, assuming resolution of any objections filed in the interim. On December 12, 2008, Delphi satisfied the closing conditions set forth in the Accommodation Agreement and the Accommodation Agreement became effective. On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement.

Termination Date of the Accommodation Agreement

Under the Accommodation Agreement (as amended by the Amendment and Supplemental Amendment), Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until the earlier to occur of:

•	June 30, 2009, but subject to the satisfaction of certain conditions below;

•	Delphi’s failure to comply with its covenants under the Accommodation Agreement or the occurrence of certain other events set forth in the Accommodation Agreement; and

•	An event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions).

However, as referenced above, the expiration date of June 30, 2009 for the accommodation period will be shortened to May 5, 2009 if Delphi has not satisfied the following conditions:

(a)	received binding commitments, subject to customary conditions, on or prior to April 2, 2009, for debt and equity financing sufficient for it to emerge from chapter 11 pursuant to the modified plan of reorganization which was filed with the Court on October 3, 2008, or any other plan of reorganization that provides the administrative agent and the lenders under the Amended and Restated DIP Credit Facility with the same treatment as that set forth in the modified plan of reorganization; or

(b)	(i) has filed on or prior to April 2, 2009, modifications to the modified plan of reorganization or any other plan of reorganization to which the administrative agent does not submit a notice, within ten business days of such filing, informing Delphi that either (A) the Required Lenders (as defined in the Accommodation Agreement) or (B) lenders party to the Accommodation Agreement holding Tranche A, Tranche B Term Loan and Tranche C Term Loan commitments and exposure representing in excess of 50% of the Tranche A, Tranche B Term Loan and Tranche C Term Loan commitments and exposure held by all lenders party to the Accommodation Agreement (the “Required Total Participant Lenders”), affirmatively oppose such modifications or plan of reorganization (a “Notice”), and

(ii) on or prior to May 2, 2009, has obtained entry of the Court’s order approving modifications to the Disclosure Statement with respect to the modified plan of reorganization, as may have been further modified, or a disclosure statement with respect to such other plan of reorganization as described above and the approval to re-solicit or solicit votes, as the case may be. The administrative agent would submit a Notice if either the Required Lenders or the Required Total Participant Lenders vote, within ten business days after the filing of the modifications to the modified plan of reorganization or the new plan of reorganization, to oppose such plan modifications (or any such other filed plan of reorganization) on the grounds that such plan was not acceptable to them.

There can be no assurance that the outside termination date of the Accommodation Agreement will not be shortened from June 30, 2009 to May 5, 2009 because there can be no assurance that we will meet the conditions of (a) or (b) above.

Requirements of the Accommodation Agreement

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008, (the effective date of the Accommodation Agreement). However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement). Additionally, prior to the effective date of the Accommodation Agreement, Delphi was required to and did the following:

•	replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility that had not been collateralized prior to that date, and

•	limit the aggregate principal amounts outstanding under Tranche A borrowings to no more than $377 million.

Prior to the effectiveness of the Accommodation Agreement, Delphi was permitted to and did provide cash collateral, in an aggregate amount of $200 million which was pledged to the administrative agent for the benefit of the lenders (“Borrowing Base Cash Collateral”). Upon Delphi’s request, portions or all of the Borrowing Base Cash Collateral will be transferred back to Delphi provided that Delphi is in compliance with the borrowing base calculation in the Accommodation Agreement and no event of default has occurred. In addition, under certain conditions included in the Accommodation Agreement, Delphi increased its pledge of the equity interests in Delphi’s first-tier foreign subsidiaries from 65% to 100%, which triggered a deemed dividend for tax purposes (no additional cash taxes were incurred).

Terms of the Amended and Restated DIP Credit Facility and Accommodation Agreement

The facilities currently bear interest at the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent, as detailed in the table below, and the amounts outstanding (in millions) and rates effective as of December 31, 2008 were:

		Borrowings as of	Rates Effective as of
		December 31,	December 31,
	ABR plus	2008	2008

Tranche A	5.00%	$370	9.25%
Tranche B	5.00%	$500	9.25%
Tranche C	6.25%	$2,750	10.50%

Tranche A, Tranche B and Tranche C facilities include ABR floor of 4.25%

The Company had $117 million in letters of credit outstanding under the Revolving Facility as of December 31, 2008. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Accommodation Agreement. Under the Accommodation Agreement, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate. Based on the current borrowing base computation in effect at December 31, 2008, as defined in the Accommodation Agreement, Delphi’s borrowing base was reduced by the maximum deduction of $275 million for unrealized losses related to Delphi’s hedging portfolio, which as of December 31, 2008 resulted in net losses included in OCI of $194 million pre-tax, primarily related to copper and Mexican Peso hedges, as further described in Note 23. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the consolidated financial statements.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability, among other things, to incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. As long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). Delphi’s Facility Availability Amount was less than $500 million at December 31, 2008 as all commitments were cancelled with the effectiveness of the Accommodation Agreement on December 12, 2008.

The Accommodation Agreement also contains additional covenants, amends certain of the existing covenants in the Amended and Restated DIP Credit Facility and includes additional events of default under the Amended and Restated DIP Credit Facility. Additional covenants under the Accommodation Agreement include (i) a prescribed minimum borrower liquidity level, (ii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility pursuant to an Accommodation Agreement borrowing base covenant (approximately $131 million was repaid during January 2009 as a result of the borrowing base calculation), (iii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility to the extent any specified litigation proceeds are received in cash, (iv) a prohibition on the repatriation of cash from foreign subsidiaries as cash dividends, cash otherwise distributed in redemption of or in exchange for equity interests in foreign subsidiaries or through the repayment of notes unless used to repay obligations under the Amended and Restated DIP Credit Facility and (v) a requirement to repay $60 million in obligations under the Amended and Restated DIP Credit Facility in accordance with the schedule set forth in the Accommodation Agreement.

Changes to covenants under the Amended and Restated DIP Credit Facility include (i) a reduction in the cap on permitted debt and liens on assets of foreign subsidiaries, (ii) a reduction in the cap on net cash proceeds from asset sales before such proceeds must be utilized to repay the obligations under the Amended and Restated DIP Credit Facility, (iii) modifications to certain debt and lien baskets, including permitting cash collateralization of letters of credit and an increase in secured hedging obligations and (iv) enhanced monthly financial reporting.

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility and Accommodation Agreement) for Delphi and its direct and indirect subsidiaries, on a consolidated basis. Prior to the Amendment the Global EBITDAR covenant was $450 million for the period ended December 31, 2008.

The covenants also impose restrictions on Delphi’s derivative contracts. Refer to Note 23. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the consolidated financial statements for more information.

Delphi was in compliance with the Amended and Restated DIP Credit Facility and Accommodation Agreement covenants as of December 31, 2008. However, during December 2008 as a result of significant vehicle production cuts, particularly in North America, the amount of outstanding accounts receivable and inventory declined, thus requiring periodic repayments of amounts outstanding under Tranches A and B of the Amended and Restated DIP Credit Facility to maintain compliance with the borrowing base computation. As of January 31, 2009 there was approximately $314 million outstanding under Tranche A and approximately $425 million outstanding under the Tranche B Term Loan. Reduced volume projections were expected to result in a significant decline in rolling 12-month cumulative Global EBITDAR at the end of January 2009, which without the Amendment might have put Delphi’s ability to comply with the Global EBITDAR covenants at risk. In addition, this deterioration reduced the amount of outstanding receivables, potentially requiring Delphi to repay significant additional amounts currently outstanding under the Revolving Facility in the months of January and February 2009, further reducing liquidity in its North American operations. However, pursuant to the Amendment, the lenders have agreed to modify certain covenants contained in the Accommodation Agreement. Specifically the Amendment provides for:

 — Revised rolling 12-month cumulative Global EBITDAR covenant levels based upon the current economic and automotive environment as follows:

Period Ending	Global EBITDAR
(in millions)

January 31, 2009	$185
February 28, 2009	$(50)
March 31, 2009	$(150)
April 30, 2009	$(250)
May 31, 2009	$(350)

 — An additional cash collateral basket of up to $117 million (the “Basket”), which solely for purposes of the prepayment provisions in the Accommodation Agreement is considered an offset to amounts outstanding under the Revolving Facility (provided during February 2009). The Basket may be released to Delphi (and each such release may not be restored) upon the satisfaction of certain conditions described below.

By February 27, 2009 GM agreed that it would either (a) convert, subject to obtaining the approval of the Court and obtaining any required approvals from the President’s Designee pursuant to its loan agreement with the U.S. Treasury, the $50 million acceleration of payment terms referred to above to increase the amount available under the GM Advance Agreement to an aggregate of $350 million or (b) accelerate an additional $50 million in advances. The Amendment further provided that if GM chose option (a), the prescribed minimum borrower liquidity level in the Accommodation Agreement would be reduced to $50 million and the target cash balance in the GM Advance Agreement (as described below) would be increased to $50 million, provided that all necessary approvals to amend the GM Advance Agreement were received, before March 25, 2009. On February 27, 2009, GM chose option (a) and committed to increase from $300 million to $350 million the amounts available under the GM Advance Agreement, subject to receipt prior to March 24, 2009, of required approvals of the President’s Designee in accordance with the provisions of GM’s federal loans and prior to March 25, 2009, approval of the Court.

To provide additional liquidity support the Amendment (as modified by the Supplemental Amendment) further provides that the amounts in the Basket may be released to Delphi if each of the following conditions is satisfied at the time of the release (a) by April 2, 2009 Delphi has filed a plan of reorganization or modifications to Delphi’s existing plan of reorganization meeting the conditions specified in the Accommodation Agreement and the 10 business day notice period after April 2, 2009 has elapsed without the majority of Tranche A and Tranche B lenders or majority of all lenders who signed the Accommodation Agreement having delivered notice that such plan of reorganization or modifications to Delphi’s existing Plan of Reorganization are not satisfactory, (b) after giving effect to the release, Delphi is compliant with the mandatory prepayment provisions in the Accommodation Agreement and all other covenants in the Amended and Restated DIP Credit Facility as modified by the Accommodation Agreement and the Amendment, and (c) prior to March 25, 2009 GM has agreed and has obtained all required approvals to increase the available amounts under the GM Advance Agreement to $450 million (which includes any conversion by GM of the previously accelerated payables described above into advances under the GM Advance Agreement). As noted above, GM has committed to increase to $450 million the amounts available under the GM Advance Agreement, subject to (i) GM not being notified by the President’s Designee that such increase is not permitted in accordance with the provisions of GM’s federal loans, (ii) Court approval, (iii) the GM board of directors’ approval, (iv) Delphi and GM executing a definitive transaction agreement relating to the sale of Delphi’s Steering Business, and (v) Court approval of the Steering Business Option Exercise Agreement. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations: Steering and Halfshaft Business. Delphi believes GM’s commitment to increase availability under the GM Advance Agreement is a significant step toward Delphi being able to access amounts in the Basket.

Notwithstanding the above, Delphi will be required to apply all amounts in the Basket to pay down the Amended and Restated DIP Credit Facility under the following circumstances: (i) Delphi has not delivered to the agent under the Amended and Restated DIP Credit Facility a proposal to GM regarding Delphi’s North American sites and the related GM plan to support Delphi’s overall emergence plan by February 17, 2009 (the “Proposal”); (ii) Delphi has not delivered to the agent under the Amended and Restated DIP Credit Facility a business plan incorporating the Proposal by February 20, 2009 (the “Business Plan”) and shall have delivered a supplement to such proposal by March 24, 2009; (iii) a majority of lenders executing the Amendment direct the agent under the Amended and Restated DIP Credit Facility on or before March 6, 2009 that the Proposal or the Business Plan is not satisfactory, (iv) a majority of lenders executing the supplement to the First Amendment shall direct the agent under the Amended and Restated DIP Credit Facility on or prior to April 7, 2009 that the March 24, 2009 supplement referred to in clause (ii) is not satisfactory, (v) if Delphi fails to file a plan of reorganization or modifications to its existing plan of reorganization meeting the conditions specified in the Accommodation Agreement by April 2, 2009 or if within 10 business days of such filing the majority of Tranche A and Tranche B lenders or majority of all lenders who signed the Accommodation Agreement deliver notice that such filing is not satisfactory, or (vi) if on March 24, 2009 there is less than $450 million of aggregate availability committed under the GM Advance Agreement. Delphi did timely deliver the Proposal and Business Plan to the agent as provided in clauses (i) and (ii) above and to date has not received any indication that such items were not satisfactory. In addition, Delphi will be required to apply an amount equal to twenty percent of the aggregate amount in the Basket to pay down the Amended and Restated DIP Credit Facility in the event that (A) Delphi does not deliver certain analyses on or before March 4, 2009, or (B) a majority of lenders executing the Supplemental Amendment shall direct the agent under the Amended and Restated DIP Credit Facility on or prior to March 18, 2009 that such certain analyses are not satisfactory.

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

New events of default under the Amended and Restated DIP Credit Facility include (i) any amendment, waiver, supplement or modification to the Amended GSA or the Amended MRA requiring Court approval that, taken as a whole, materially impairs the rights of Delphi or its affiliated debtors as borrowers or guarantors, materially reduces the amount, or decelerates the timing of, any material payments under either such agreement, if the Required Lenders object, (ii) any repudiation in writing or termination of the Amended GSA or the Amended MRA by any party thereto, or a failure to perform any obligation thereunder, which failure materially impairs the rights of Delphi thereunder, (iii) certain amendments, waivers, modifications, or supplementations of any term of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement (as defined below), (iv) any event or condition that results in GM not funding amounts requested under the GM Advance Agreement and (v) the enforcement or failure to stay enforcement of a judgment or order against any borrower or guarantor with respect to any amounts advanced under the Amended and Restated DIP Credit Facility.

In connection with the Accommodation Agreement, Delphi has paid fees to the consenting lenders of 200 basis points, or approximately $37 million. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Accommodation Agreement. The Company also received authority to pay applicable fees to various lenders in conjunction with the Amendment and the Supplemental Amendment, and has paid approximately $11 million in fees to the consenting lenders for both amendments.

In connection with the entry into the Amended and Restated DIP Credit Facility in May 2008, Delphi paid a total of approximately $75 million to participating lenders on the Revolving Facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the bankruptcy exit financing that was commenced but not completed.

In conjunction with the entry into the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. Delphi incurred no early termination penalties in connection with the termination of this agreement. However, as a result of significant changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $49 million of unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the second quarter of 2008, which was recognized as loss on extinguishment of debt. As of December 31, 2008, $56 million of debt issuance costs remains deferred in other current assets and is being amortized over the term of the Amended and Restated DIP Credit Facility, as modified by the Accommodation Agreement.

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

Advance Agreement and Liquidity Support from General Motors and Related Matters

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the

GSA and MRA (the “GM Advance Agreement”). The original GM Advance Agreement had a maturity date of the earlier of December 31, 2008, when $650 million was to have been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. The original GM Advance Agreement provided for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The accrued interest on the advances made through the effectiveness of the Amended GSA and Amended MRA was cancelled due to the effectiveness of the Amended GSA and Amended MRA, as more fully described in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, and Delphi was not able to redraw the original $650 million facility amount.

On September 26, 2008, the Court granted Delphi’s motion to amend the GM Advance Agreement to provide for an additional $300 million facility, which could be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008 and to give GM an administrative claim for all unpaid advances under such additional facility. Continued availability to draw against the additional $300 million facility was conditioned upon Delphi filing a plan of reorganization and related disclosure statement in form and substance materially consistent with Section 5 of the Amended GSA and Section 7.01 of the Amended MRA which condition was satisfied with Delphi’s filing of proposed modifications to its previously confirmed plan of reorganization with the Court on October 3, 2008, and certain other conditions.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008 (as supplemented) (the “GM Advance Agreement Amendment”), through the earlier of (i) June 30, 2009, (ii) such date as Delphi files any motion seeking to amend the plan of reorganization in a manner that is not reasonably satisfactory to GM, (iii) the termination of the Accommodation Agreement or the accommodation period therein, or (iv) such date when a plan of reorganization becomes effective. The Court approved Delphi’s motion to amend and extend the GM Advance Agreement concurrently with the approval of Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, GM has agreed, subject to certain conditions, to accelerate payment of certain payables to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement, which could result in an additional $300 million of liquidity through May 2009. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. Both the amendment to the GM Advance Agreement and the Partial Temporary Accelerated Payments Agreement were effective concurrent with the Accommodation Agreement, on December 12, 2008. Conforming amendments were made to the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement contemporaneously with Court approval of the Amendment and Supplemental Amendment to the Accommodation Agreement as described above. Additionally, Delphi anticipates filing a motion with the Court seeking approval of subsequent amendments to the GM Advance Agreement to reflect the conditions pursuant to which GM will agree to increase the amounts available under such agreement, see the immediately preceding section under “Amended and Restated DIP Credit Facility and Accommodation Agreement.”

There can be no assurances, however that GM will have sufficient liquidity to accelerate payables to Delphi or advance amounts under the GM Advance Agreement. Refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for risks and uncertainties related to our business relationship with GM.

The GM Advance Agreement currently has a targeted cash balance amount of $25 million and Delphi is required to use any free cash flow above the targeted cash balance amount (as determined in accordance with the GM Advance Agreement) to repay from time to time any amounts outstanding thereunder. As noted above, provided all necessary approvals are received and all conditions are satisfied to increase the amounts available under the GM Advance Agreement to $450 million prior to March 25, 2009, the targeted cash balance amount will be increased to $50 million. As of December 31, 2008, no amounts were outstanding pursuant to the GM Advance Agreement and $300 million was available for future advances.

Other Financing

European Securitization Program — In December 2008, Delphi signed a termination agreement under the European accounts receivables securitization program (the “European Program”) establishing that the program principal would be repaid by March 31, 2009. However, in January 2009, Delphi entered into an extension to the termination period such that the program principal will be repaid by June 17, 2009 via amortization of principal over the extension period. The program had an availability of €178 million ($249 million with December 31, 2008 foreign currency exchange rates) and £12 million ($17 million with December 31, 2008 foreign currency exchange rates) until the termination date. During the extension period, the availability under the program is capped at dollar equivalent of the sum of €38 million ($54 million with December 31, 2008 foreign currency exchange rates) and £9 million ($13 million with December 31, 2008 foreign currency exchange rates). Borrowings on the accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2008 and 2007, outstanding borrowings under this program were approximately $88 million and $205 million, respectively. Delphi continues to have access to other forms of receivables financing in Europe as noted below, and has received preliminary credit approval from a syndicate of lenders on a replacement securitization program that it is seeking to implement in the first quarter of 2009.

The table below shows a reconciliation of changes in interest in accounts receivables transferred for the period ended December 31, 2008.

(in millions)

Beginning Balance at December 31, 2007	$205
Receivables transferred	1,496
Proceeds from new securitizations	(1,549)
Receivables Repurchased	(96)
Other	32

Ending Balance	$88

Accounts Receivable Factoring — Delphi also maintains various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2008 and 2007, we had $264 million and $384 million, respectively, outstanding under these accounts receivable factoring facilities.

Capital Leases and Other — As of December 31, 2008 and 2007, Delphi had other debt outstanding issued by certain international subsidiaries, primarily bank lines in Asia Pacific, and capital lease obligations of approximately $257 million and approximately $219 million, respectively.

Prepetition Indebtedness

As of December 31, 2008, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. Pursuant to the terms of our confirmed Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	December 31,	December 31,
	2008	2007
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391

Total long-term debt subject to compromise	2,375	2,375

Short-term, other, and long-term debt not subject to compromise:
Amended and Restated DIP term loans
(Tranches B and C)	3,250	—
Amended and Restated DIP revolving credit facility (Tranche A)	370	—
Refinanced DIP term loans	—	2,746
Accounts receivable factoring and European securitization	352	589
Other debt	202	160

Total short-term and other debt not subject to compromise	4,174	3,495
Other long-term debt	55	59

Total debt not subject to compromise	4,229	3,554

Total outstanding debt	$6,604	$5,929

Senior Unsecured Debt.  Delphi had approximately $2.0 billion of senior unsecured debt at December 31, 2008 and 2007. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees of $16 million related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2008 and 2007. The carrying value of the prepetition debt will be adjusted once it has become an allowed claim by the Court to the extent the carrying value differs from the amount of the allowed claim. The net carrying value of our unsecured debt includes $500 million of securities bearing interest at 6.55% that matured on June 15, 2006, $498 million of securities bearing interest at 6.50% and maturing on May 1, 2009, $493 million of securities bearing interest at 6.50% and maturing on August 15, 2013, $493 million of securities bearing interest at 7.125% and maturing on May 1, 2029.

Junior Subordinated Notes.  Delphi previously had trust preferred securities that were issued by our subsidiaries, Delphi Trust I (“Trust I”) and Delphi Trust II (“Trust II”, collectively the “Trusts”, and each a subsidiary of Delphi which issued trust preferred securities and whose sole assets consisted of junior subordinated notes issued by Delphi). Delphi Trust I issued 10,000,000 shares of 8 1/4% Cumulative Trust Preferred Securities, with a liquidation amount of $25 per trust preferred security and an aggregate liquidation preference amount of $250 million. These securities were listed on the New York Stock Exchange under the symbol DPHRA and began trading on the Pink Sheets, a quotation source for over-the-counter securities on November 11, 2005. (Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Credit Ratings, Stock Listing in this Annual Report). The sole assets of Trust I were $257 million of aggregate principal amount of Delphi junior subordinated notes due 2033. Trust I was obligated to pay cumulative cash distributions at an annual rate equal to 8 1/4% of the liquidation amount on the preferred securities. As a result of the Chapter 11 Filings, payments of these cash distributions were stayed. Trust II issued 150,000 shares of Adjustable Rate Trust Preferred Securities with a five-year initial rate of 6.197%, a liquidation amount of $1,000 per trust preferred security and an aggregate liquidation preference amount of $150 million. The sole assets of Trust II were $155 million aggregate principal amount of Delphi junior subordinated notes due 2033. Trust II was obligated to pay cumulative cash distributions at an annual rate equal to 6.197% of the liquidation amount during the initial fixed rate period (which is through November 15, 2008) on the preferred securities. As a result of our filing for chapter 11, payments of these cash distributions were stayed.

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

Cash Requirements

The following table summarizes our expected cash outflows resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude:

(a)	Our minimum funding requirements as set forth by ERISA. Our minimum statutory funding requirements after 2008 are dependent on several factors as discussed in Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements.

(b)	Payments due under our other OPEB plans. These plans are not required to be funded in advance, but are “pay as you go.” For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, U.S. Pension Plans and Other Postretirement Benefits and Note 25. Subsequent Events to the consolidated financial statements in this Annual Report.

(c)	Estimated interest costs of $188 million for 2009 through the accommodation period under the Accommodation Agreement. Amounts beyond the term of the Accommodation Agreement are unable to be estimated.

(d)	As of December 31, 2008, the gross liability for uncertain tax positions under FIN 48 is $79 million. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations. For more information, refer to Note 8. Income Taxes to the consolidated financial statements.

(e)	Any payments resulting from the settlement of liabilities subject to compromise.

	Payments due by Period
			2010	2012
	Total	2009	& 2011	& 2013	Thereafter
	(in millions)

Debt and capital lease obligations (1)	$4,229	$4,174	$24	$10	$21
Operating lease obligations	385	92	136	99	58
Contractual commitments for capital expenditures	254	247	7	—	—
Other contractual purchase commitments, including information technology	304	156	137	11	—

Total	$5,172	$4,669	$304	$120	$79

(1)	These amounts include the $3.6 billion outstanding under the Amended and Restated DIP Credit Facility

The Chapter 11 Filings triggered defaults on substantially all prepetition debt obligations of the Debtors. However, the stay of proceedings provisions of section 362 of the Bankruptcy Code applies to actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations are set forth in the modified Plan. Therefore, all liabilities, including debt, classified as subject to compromise have been excluded from the above table. Refer to Note 14. Liabilities Subject to Compromise to the consolidated financial statements for a further explanation of such classification.

Under section 362 of the Bankruptcy Code, actions to collect most of our prepetition liabilities, including payments owing to vendors in respect of goods furnished and service provided prior to the Petition Date, are automatically stayed. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. Pursuant to the modified Plan, the Company assumed most of its prepetition executory contracts and unexpired leases. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. As a result, the Company anticipates its lease obligations, contractual commitments for capital expenditures, and other contractual purchase commitments as currently detailed in the above table may change significantly in the future.

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

As of the date of filing this Annual Report on Form 10-K, Delphi’s common stock (OTC: DPHIQ) is being traded on the Pink Sheets, LLC (the “Pink Sheets”), a quotation service for over-the-counter (“OTC”) securities. Delphi’s preferred shares (OTC: DPHAQ) ceased trading on the Pink Sheets November 14, 2006 due to the fact that the same day the property trustee of each Trust liquidated each Trust’s assets in accordance with the terms of the applicable trust declarations. Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Delphi’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Unlike securities traded on a stock exchange, such as the NYSE, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards. As of the date of filing this Annual Report on Form 10-K with the SEC, Delphi’s 6 1/2% Notes due May 1, 2009 (DPHIQ.GB) and 7 1/8% debentures due May 1, 2029 (DPHIQ.GC) are also trading over the counter via the Trade Reporting and Compliance Engine (TRACE), a NASD-developed reporting vehicle for OTC secondary market transactions in eligible fixed income securities that provides debt transaction prices.

Capital Expenditures

Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2008, Delphi had approximately $254 million in outstanding cancelable and non-cancelable capital commitments. We expect capital expenditures to be approximately $516 million in 2009, which is decreased from prior years, based on the current organizational structure as a going concern. However, in light of the increasing need to reduce costs, we are more critically evaluating the profit potential of new and existing customer programs and the extent to which any proposed investment is necessary to maintain or improve the Company’s operating margins to more efficiently rationalize capital spending. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Electronics and Safety	$166	$161	$180
Powertrain Systems	306	149	157
Electrical/Electronic Architecture	179	182	182
Thermal Systems	98	66	25
Automotive Holdings Group	15	3	53
Corporate and Other	33	19	25

Continuing operations capital expenditures	797	580	622

Discontinued operations	161	66	99

Total capital expenditures	$958	$646	$721

North America	$261	$255	$253
Europe, Middle East & Africa	373	217	275
Asia Pacific	118	85	72
South America	45	23	22

Continuing operations capital expenditures	797	580	622

Discontinued operations	161	66	99

Total capital expenditures	$958	$646	$721

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

Operating Activities.  Net cash provided by operating activities totaled $236 million for the year ended December 31, 2008, net cash used in operating activities totaled $289 million for the year ended December 31, 2007, and net cash provided by operating activities totaled $9 million for the year ended December 31, 2006. Cash flow from operating activities during 2008 reflects the net cash received from GM totaling $1.1 billion as a result of the effectiveness of the Amended GSA and the Amended MRA as further described in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements. Offsetting this cash received, cash flow from operating activities continues to be negatively impacted by operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and the overall slowdown in the global economy. We expect that our operating activities will continue to use, not generate, cash. Cash flow from operating activities was reduced for all periods by contributions to our U.S. and non-U.S. pension plans of $383 million, $304 million and $305 million and OPEB payments of $216 million, $207 million and $262 million for the years ended

December 31, 2008, 2007 and 2006, respectively. Cash flow from operating activities in 2008, 2007 and 2006 was reduced for cash paid to employees in conjunction with the U.S. Employee Workforce Transition Programs of $219 million, $793 million and $654 million, respectively, less amounts reimbursed to Delphi from GM of $265 million and $405 million in 2007 and 2006, respectively. During 2008, 2007 and 2006 our cash flows from operating activities were negatively impacted by payments of $442 million, $377 million and $424 million, respectively, of interest, and $78 million, $155 million and $100 million, respectively, of incentive compensation to executives and U.S. salaried employees. During 2008, 2007 and 2006, our cash flows from operating activities were negatively impacted by payments of $104 million, $142 million and $70 million, respectively, of reorganization related costs. During 2007, cash flow from operating activities was negatively impacted by payments of $153 million to severed employees as part of the DASE Separation Plan.

Delphi has not made pension contributions to its U.S. pension plans on account of prepetition services. Although the IRS has asserted against Delphi excise taxes as described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements, and could assert additional excise taxes, Delphi believes that, under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments.

Investing Activities.  Cash flows used in investing activities totaled $739 million, $339 million and $554 million for the years ended December 31, 2008, 2007 and 2006, respectively. The principal use of cash in 2008, 2007 and 2006 reflected capital expenditures related to ongoing operations and an increase in restricted cash related to the U.S. employee workforce transition programs of approximately $230 million, $22 million and $105 million, respectively. The increase in restricted cash during the year ended December 31, 2008 primarily relates to a total of the $323 million of cash collateral required by the Accommodation Agreement, including $123 million related to outstanding letters of credit at December 31, 2008, offset by attrition payments. Offsetting the cash flows used in investing activities were proceeds from divestitures, collections of notes receivable and proceeds from the sale to third parties of non-U.S. trade bank notes representing short-term notes receivable received from customers with original maturities of 90 days or more, principally in China.

Financing Activities.  Net cash provided by financing activities was $465 million for the year ended December 31, 2008 and net cash used in financing activities was $58 million and $122 million for the years ended December 31, 2007 and 2006, respectively. Net cash provided by financing activities during 2008 primarily reflects increased borrowings under the Amended and Restated DIP Credit Facility rather than borrowings under the Refinanced DIP Credit facility. Net cash used in financing activities during 2007 consisted primarily of repayments of the Amended DIP Credit Facility and the Prepetition Facility offset by borrowings under the Refinanced DIP Credit Facility. Net cash used in financing activities during 2006 consisted primarily of repayments of credit facilities and other debt.

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

Liquidity Outlook

In light of the current economic climate in the global automotive industry and the global recession, we anticipate continued operating challenges due to lower global production volumes, and liquidity constraints that impair our ability to further streamline our cost structure to address these volume declines. These issues are further compounded by continued constraints in the credit markets which impair our ability to obtain financing and delay our emergence from chapter 11, making us particularly vulnerable to further changes in the overall economic climate. In addition, we believe that these pressures will only intensify competitive market forces, including pressures on pricing, as our customers restructure their operations and as all industry participants consolidate operations in an effort to lower their fixed cost structure.

As a result of the foregoing, we believe revenue in the first and second quarter of 2009 will be significantly lower compared to revenue in 2008, reflecting lower sales globally, primarily as a result of lower forecast production volumes, including significant volume decreases being forecast by GM in North America and Europe. Accordingly, we have implemented and continue to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried workforce reductions, requests to customers for accelerated payments and other cost saving measures to insure adequate liquidity for operations until volumes recover or until we are able to complete further restructuring efforts in response to changes in the global vehicle markets. We have also sought and received support from certain foreign governments, including the accelerated payment of tax credits and amounts owed by such governments to Delphi and the deferral of amounts owed or to be owed by Delphi to such governments. The combination of these actions, together with the above noted Amendment and Supplemental Amendment to the Accommodation Agreement, and GM’s commitment to increase amounts available under the GM Advance Agreement, assuming all required governmental approvals are received, all other conditions with respect to such commitment are satisfied prior to March 25, 2009, and Delphi is able to meet certain specified milestones in its reorganization cases, is expected to provide the Company with sufficient short-term U.S. liquidity to support its working capital requirements and operations into May 2009. However liquidity remains constrained and we must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. Additionally, GM’s commitment to increase amounts available under the GM Advance Agreement remains subject to a number of conditions as noted above, including (i) GM not being notified by the President’s Designee that its increase of the amounts available under the GM Advance Agreement to $450 million is not permitted in accordance with the provisions of GM’s federal loans, (ii) Court approval of such increase, (iii) the GM board of directors’ approval of such increase, (iv) Delphi and GM executing a definitive transaction agreement relating to the sale of Delphi’s Steering Business, and (v) Court approval of the Steering Business Option Exercise Agreement. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations: Steering and Halfshaft Business.

In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. However, there can be no assurance as to whether Delphi will be able to access the additional $117 million in liquidity provided for under the Amendment as necessary to provide sufficient liquidity beyond May 2009. In addition, there can be no assurance that the outside termination date of the Accommodation Agreement will not be shortened from June 30, 2009 to May 5, 2009 because there can be no assurance that the Company will be able to obtain binding commitments for debt and equity financing sufficient to emerge from chapter 11 pursuant to a plan of reorganization satisfying the conditions set forth in the Accommodation Agreement by the deadlines specified therein or obtain necessary waivers. Delphi’s ability to develop a revised recapitalization plan and consummate a confirmed plan of reorganization has been adversely affected by the substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the global automotive industry. In addition, there can be no assurances that the cash conservation measures Delphi implements now or in the future will not delay or limit its ability to achieve its long range business objectives or participate in future growth opportunities when economic conditions improve. Furthermore, should additional cost saving measures or other significant actions, including sales of assets and wind-down of operations become necessary, whether because constraints in the global credit market continue or worsen, the global recession deepens, the current economic climate in the global automotive industry does not improve over the course of 2009 or otherwise, Delphi’s inability to conserve liquidity or obtain alternative financing would likely have a detrimental impact on the Company’s financial condition and operations.

In addition, upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the pension plans. If completed, the second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations.

Furthermore, we may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, whether we have satisfied all conditions precedent such that we are able to complete the second step of the 414(l) Net Liability Transfer, and the funded status of the pension plans at the date of emergence. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for further information.

U.S. Pension Plans and Other Postretirement Benefits

Delphi sponsors defined benefit pension plans covering a significant percentage of our U.S. workforce and certain of our non-U.S. workforce. On December 31, 2008, the projected benefit obligation (“PBO”) of the U.S. defined benefit pension plans exceeded the market value of the plan assets by $5.3 billion, compared to $3.3 billion at December 31, 2007; the change is explained as follows:

	U.S. Delphi	U.S. Delphi	U.S. Delphi	U.S. Delphi
	Hourly	Salaried	Subsidiaries	Total
	(in millions)

Underfunded status at December 31, 2007 (PBO basis)	$(2,719)	$(572)	$(15)	$(3,306)
Pension contributions	157	105	2	264
2008 actual asset returns	(2,028)	(1,109)	(18)	(3,155)
Actuarial gain (loss)	43	(288)	(6)	(251)
Interest and service cost	(595)	(340)	(7)	(942)
Impact of transfers/settlements	2,083	—	—	2,083
Impact of curtailments	—	(75)	—	(75)
Plan amendments and other	—	118	—	118

Underfunded status at December 31, 2008 (PBO basis)	$(3,059)	$(2,161)	$(44)	$(5,264)

As permitted under chapter 11 of the Bankruptcy Code, during 2008, Delphi contributed only the portion of the required contributions attributable to service after the Chapter 11 Filings, and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005, and September 30, 2007, respectively, and may assert additional excise taxes against Delphi. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. However, because the 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008, exposure to the 100% excise tax related to the Delphi Hourly Plan has been eliminated. Delphi believes that, under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of December 31, 2008, no amounts have been recorded for any potential excise tax assessment.

During 2008, Delphi contributed approximately $264 million to its U.S. pension plans, of which $45 million, and $46 million related to services rendered during the fourth quarter of 2007 and the first quarter of 2008, respectively, and the remaining $172.5 million related to the PBGC draw against the letters of credit in favor of the Hourly and Salaried Plans discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, to the consolidated financial statements. As permitted under ERISA and the Code, all of these amounts have been applied to the plan years ended September 30, 2007. As further permitted under ERISA and the Code, Delphi elected to defer contributions necessary to satisfy approximately $69 million of additional minimum funding obligations under the Salaried and subsidiary plans until as late as June 15, 2009 for the Salaried Plan (later, if the IRS grants the funding waiver requested by Delphi on December 15, 2008) and as late as September 15, 2009 for the subsidiary plans.

Historically, Delphi’s U.S. pension plans have generally provided covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. As part of Delphi’s plan of reorganization and transformation plan, Delphi reached agreement with its labor unions which allowed Delphi to freeze the Hourly Plan effective as of November 30, 2008 for those with traditional benefits. Similarly, Delphi froze the Salaried Plan, the Supplemental Executive Retirement Program (“SERP”) the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Effective as of October 1, 2008, Delphi’s existing Delphi Salaried Retirement Savings Program (formerly the Delphi Savings-Stock Purchase Program for Salaried Employees) was enhanced to provide a Delphi matching contribution and a 4% non-elective Delphi retirement contribution. Additionally, pursuant to the Amended GSA, the first step of the 414(l) Net Liability Transfer occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $486 million from the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008.

We also maintain postretirement benefit plans other than pensions, which provide covered U.S. hourly and salaried employees with retiree medical and life insurance benefits. At December 31, 2008 and 2007, the accumulated postretirement benefit obligation (“APBO”) was $1.2 billion and $8.7 billion, respectively. These plans do not have minimum funding requirements, but rather are “pay as you go.” During 2008 and 2007, net other postretirement benefit payments totaled $221 million and $243 million, respectively. Under the terms of the Amended GSA and union labor agreements, during 2008 GM assumed $6.8 billion of traditional hourly OPEB liabilities related to plan participants with prior GM service.

On February 4, 2009, Delphi filed a motion with the Court seeking the authority to cease providing health care and life insurance benefits in retirement to salaried employees, retirees, and surviving spouses as soon as practicable after March 31, 2009. On February 24, 2009, the Court provisionally approved Delphi’s motion to modify salaried health care and life insurance benefits in retirement to eliminate Company funding effective April 1, 2009. The Court also authorized Delphi to immediately begin the administrative process to implement these modifications. The provisional approval was based on the Court’s finding that the Company had met its evidentiary burdens, subject to the appointment of a Retirees’ Committee to review whether it believes that any of the affected programs involved vested benefits (as opposed to “at will” or discretionary, unvested benefits). The Court scheduled a hearing to review the committee’s findings for March 11, 2009. Delphi’s termination of health care and life insurance benefits in retirement to salaried employees, retirees, and surviving spouses will enable Delphi to settle the related APBO of more than $1.1 billion and conserve projected annual cash expenditures of approximately $70 million.

In 2007 and 2006, Delphi selected discount rates for measurements by analyzing the results of matching each plan’s projected benefit obligations with hypothetical portfolios of high quality corporate bonds rated AA- or higher by Standard and Poor’s. Because high quality corporate bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. In 2008, due to a reduction in the number of high quality corporate bonds, Delphi selected discount rates for measurements as of December 31, 2008 by analyzing the results of matching each plan’s projected benefit obligations with the portfolios of high quality corporate bonds. Delphi selected discount rates for its non-U.S. plans by analyzing the yields of high quality fixed income investments.

For 2008, 2007 and 2006 expense, Delphi assumed a U.S. long-term asset rate of return of 8.75%. In developing the 8.75% expected long-term rate of return assumption, Delphi evaluated input from its third party pension plan asset manager, including a review of asset class return expectations and long-term inflation assumptions. Delphi also considered its post-spin off and GM’s pre-spinoff historical 10-year and 20-year compounded returns, which were consistent with its long-term rate of return assumption. For the determination of 2009 expense, Delphi will assume a U.S. long-term asset rate of return of 8.25%. This 50 basis point reduction compared to previous years is based on the significant decline in the assets of the Hourly and Salaried Plans during 2008, which have reduced Delphi’s post-spin off and GM’s pre-spin off historical 10-year and 20-year compounded returns. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.

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

On January 25, 2008, the Court approved the MDL Settlements. Under the terms of the MDL Settlements, the Lead Plaintiffs in the Securities Action and the named plaintiffs in the ERISA Action will receive claims that will be satisfied through Delphi’s Plan as confirmed by the Court pursuant to the confirmation order. Under the Securities Settlement, (i) the Lead Plaintiffs will be granted an allowed claim in the face amount of $179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Plan, and (ii) the class in the Securities Action will receive $15 million to be provided by a third party, a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the amount received by the class in the Securities Action. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged.

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

The MDL Settlements also provide for the dismissal with prejudice of the ERISA Action and Securities Action and a release of certain claims against certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Plan occurring as well as the payment of the $15 million amount to be provided by a third party, and if, for any reason, these contingencies are not met, the MDL Settlements will become null and void. Delphi is in discussion with various of its stakeholders regarding potential modifications to the terms of the MDL Settlements that would allow for the MDL Settlements, as modified, to become effective in advance of the resolution of Delphi’s chapter 11 cases, however there can be no assurances that the parties will reach agreement on such modifications. If the MDL Settlements are terminated according to their terms, the parties will proceed in all aspects as if the MDL Settlements had not been executed and any related orders had not been entered.

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

As a result of the MDL Settlements, as of December 31, 2008 and December 31, 2007, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries on the effective date of the MDL Settlements.

Environmental and Other Regulatory Matters

Delphi is subject to the requirements of U.S. federal, state, local, and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge, and waste management. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual Report. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Although such expenditures were not material during 2006 and 2007, Delphi spent approximately $10 million in 2008 to install pollution control equipment on coal-fired boilers at its Saginaw, Michigan Steering Division facility to meet U.S. and State of Michigan air emission regulations. Environmental requirements are complex, change frequently, and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.

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

Delphi received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study (the “Feasibility Study”) concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. The Feasibility Study was approved (with modifications) by the EPA on November 25, 2008. On December 11, 2008, Delphi and the other PRPs filed a Notice of Objection and Invocation of Dispute Resolution with the EPA. Delphi and the other PRPs believe that the modifications to the Feasibility Study required by the EPA are not supported by the site assessment information developed to date, and would have the effect of unjustifiably increasing the likelihood of the EPA ultimately selecting excavation as the remedial approach for the Site. The dispute resolution process is pending. In the interim, Delphi and the other PRPs and the EPA are evaluating an additional remedial alternative for inclusion in the Feasibility Study. The additional remedy would involve installation of numerous wells at the Site for removal of liquid wastes. A Record of Decision is expected to be issued in 2009. Although Delphi believes that capping and future monitoring alone would be an appropriate and protective remedy, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2008, Delphi has recorded its best estimate of its share of the remediation based on the removal of liquids remedy. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $11 million to $15 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi received a Notice of Intent to File Civil Administrative Complaint (“Notice”) from the EPA on May 30, 2008 regarding a June 2007 chlorine gas cylinder leak that occurred at the Saginaw, Michigan Delphi Steering facility. The Notice alleges that Delphi failed to properly notify agency officials about the leak or the presence of chlorine gas at the site, and describes the EPA’s intent to seek approximately $0.1 million in civil penalties relating to the incident. Although Delphi disagrees with certain of the agency’s assertions, Delphi resolved the matter in February 2009 through signing a Consent Agreement and Final Order that commits Delphi to pay a civil penalty of $66,887.

As of December 31, 2008 and 2007, our reserve for environmental investigation and remediation was approximately $106 million (of which $9 million was recorded in accrued liabilities and $97 million was recorded in other long-term liabilities) and $112 million (recorded in other long-term liabilities), respectively. As of December 31, 2008 and 2007, $95 million and $101 million, respectively, of the reserve related to sites within the U.S. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation. Delphi completed a number of environmental investigations during 2006 in conjunction with our transformation plan, which contemplated significant restructuring activity, including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to our environmental reserve of approximately $70 million in 2006. The recorded reserves relate to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at various sites, including facilities designated as non-core and slated for closure or sale, is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2008 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2008, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $82 million.

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

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are described in Note 1. Significant Accounting Policies to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Accrued Liabilities and Other Long-Term Liabilities

Warranty Obligations — Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold. We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors which impact our estimates are (1) the stated or implied warranty; (2) vehicle manufacturer (“VM”) source; (3) VM policy decisions regarding warranty claims; and (4) VMs seeking to hold suppliers responsible for product warranties.

Environmental Remediation Liabilities — We are required to estimate the cost of remediating known environmental issues. We established our liability on the assessment of key factors which impact our estimates, including (1) identification of environmental risk; (2) preparation of remediation alternatives; (3) assessment of probabilities of performing the remediation alternatives; and (4) environmental studies.

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

Accounts Receivable Allowance

Establishing valuation allowances for doubtful accounts requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectibility issues, including bankruptcies, and aging of receivables at the end of each period. Changes to our assumptions could materially affect our recorded allowance.

Valuation of Long-lived Assets, Goodwill, and Investments in Affiliates and Expected Useful Lives

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

We review the recoverability of goodwill annually on May 31 and at any other time when business conditions indicate a potential change in recoverability. We perform our goodwill impairment test by comparing the carrying value of each of our reporting units to the fair value of the reporting unit. In determining fair value of reporting units, we utilize a number of methodologies, including discounted cash flow analysis and review of fair value appraisals. Where the carrying value exceeds the fair value for a particular reporting unit, a goodwill impairment charge is recognized. The goodwill impairment charges recognized are determined by stating all other assets and liabilities of a reporting unit at their fair values with the remaining fair value of the reporting unit attributed to goodwill. The resulting goodwill impairment charges are the excess of the recorded goodwill balance over the implied fair value of goodwill for the reporting unit.

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

Fair Value Measurement of Derivative Instruments

In determining the fair value of its derivatives, Delphi utilizes valuation techniques as prescribed by SFAS 157, and also prioritizes the use of observable inputs. The availability of observable inputs varies amongst derivatives and depends on the type of derivative and how actively traded the derivative is. For many of Delphi’s derivatives, the valuation does not require significant management judgment as the valuation inputs are readily observable in the market. For other derivatives, however, valuation inputs are not as readily observable in the market, and significant management judgment may be required.

Delphi estimates the fair value of its commodity and foreign currency derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivatives are determined using exchange traded prices and rates. We also consider the risk of non-performance in the estimation of fair value, and include an adjustment for non-performance risk in the measure of fair value of derivatives. The adjustment reflects the full credit default spread (“CDS”) applied to the net commodity and foreign currency exposures by counterparty. When Delphi is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi is in a net derivative liability position, CDS rates are applied to the net derivative liability position.

In certain instances where market data is not available, Delphi uses management judgment to develop assumptions that are used to determine fair value. This could include situations of market illiquidity for a particular currency or commodity or where observable market data may be limited. In those situations, Delphi generally surveys investment banks and/or brokers and utilizes the surveyed prices and rates in estimating fair value.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility, its advance agreement with GM, to obtain an extension of term or other amendments as necessary to maintain access to such facility and advance agreement, and partial temporary accelerated payments agreement with GM; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to achieve all of the conditions to the effectiveness of those portions of the Amended and Restated Global Settlement Agreement and Amended and Restated Master Restructuring Agreement with GM which are contingent on Delphi’s emergence from chapter 11; the ability of the Company to obtain Court approval to modify the Plan which was confirmed by the Court on January 25, 2008, to confirm such modified plan or any other subsequently filed plan of reorganization and to consummate such plan; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan as described in the proposed modifications to its Plan as filed with the Court and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in this Annual Report on Form 10-K, including the risk factors in Part I. Item 1A. Risk Factors, contained herein. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. It is possible that Delphi’s common stock may have no value and claims relating to prepetition liabilities may receive no value.

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

A discussion of our accounting policies for derivative instruments is included in Note 1. Significant Accounting Policies to the consolidated financial statements and further disclosure is provided in Note 23. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the consolidated financial statements. We maintain risk management control systems to monitor exchange and commodity risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value and sensitivity analysis. The following analyses are based on sensitivity tests, which assume instantaneous, parallel shifts in currency exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices. Currently, Delphi does not have any options or instruments with non-linear returns.

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

Currency Exchange Rate Risk

Currency exposures may impact future earnings and/or operating cash flows. In some instances, we choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. Currently our most significant currency exposures relate to the Mexican Peso, Euro, Brazilian Real, South Korean Won, and Chinese Yuan (Renminbi). As of December 31, 2008 the net fair value liability of all financial instruments (hedges and underlying transactions) with exposure to currency risk was approximately $41 million (includes an approximate discount of $157 million related to Delphi’s non-performance risk) and the net fair value asset at December 31, 2007 was $189 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $54 million and $115 million at December 31, 2008 and 2007, respectively. The impact of a 10% change in rates on fair value differs from a 10% change in the net fair value asset due to the existence of hedges. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Commodity Price Risk

Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for natural gas and various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $99 million (includes an approximate discount of $139 million related to Delphi’s non-performance risk) and $10 million at December 31, 2008 and 2007, respectively. If the price of the commodities that are being hedged by our commodity swaps/average rate forward contracts changed adversely or favorably by 10%, the fair value of our commodity swaps/average rate forward contracts would decrease or increase by $19 million and $47 million at December 31, 2008 and 2007, respectively. The changes in the net fair value liability differ from 10% of those balances due to the relative differences between the underlying commodity prices and the prices in place in our commodity swaps/average rate forward contracts. These amounts exclude the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently have approximately $2.4 billion of fixed rate debt, junior subordinated notes and other debt which are subject to compromise. The interest rate applicable to a portion of the junior subordinated notes, with an aggregate principal value of approximately $150 million, is an adjustable rate with an initial five-year fixed rate through November 15, 2008. Our Amended and Restated DIP Credit Facility includes a first priority revolving credit facility (“Tranche A”) which carries an interest rate of the Administrative Agent’s Alternate Base Rate plus 5.00%, a first priority term loan (“Tranche B Term Loan”) which carries an interest rate of the Administrative Agent’s Alternate Base Rate plus 5.00% and a second priority term loan (“Tranche C Term Loan”) which carries an interest rate of the Administrative Agent’s Alternate Base Rate plus 6.25%. Accordingly, the interest rate will fluctuate based on the movement of the Alternate Base Rate or LIBOR through the term of the Amended and Restated DIP Credit Facility.

The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2008.

			Tranche B	Tranche C
Change in Rate	Tranche A		Term Loan	Term Loan	Other(1)
	(impact to interest expense in millions)

25 bps decrease		N/A (2)	N/A (2)	N/A (2)	−$	1.1
25 bps increase	+$	0.9	+$ 1.3	+$ 6.9	+$	1.1

(1)	Includes European Securitization Program, Accounts Receivable Factoring and other overseas bank debt.

(2)	The interest rates in effect at December 31, 2008 for Tranche A, the Tranche B Term Loan and the Tranche C Term Loan were at the minimum contractual interest rates (the ABR floor of 4.25% plus 5.00%, 5.00% and 6.25% for Trance A, the Tranche B Term Loan and the Tranche C Term Loan, respectively).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited Delphi Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delphi Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Delphi Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delphi Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion thereon, and such report included an explanatory paragraph on the Company’s ability to continue as a going concern.

/s/  Ernst & Young LLP
Ernst & Young LLP

Detroit, Michigan
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delphi Corporation:

We have audited the accompanying consolidated balance sheets of Delphi Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

As discussed in Note 17 to the consolidated financial statements, in 2006, the Company changed its method of accounting for the funded status of its defined benefit pension and other postretirement benefit plans. In 2008, the Company changed its method of accounting for the measurement date provisions for its defined benefit pension and other postretirement benefit plans.

As discussed in Note 8 to the consolidated financial statements, in 2007, the Company changed its method of accounting for uncertainties in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delphi Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified thereon.

/s/
Ernst & Young LLP
Ernst & Young LLP

Detroit, Michigan
March 3, 2009

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$5,525	$8,301	$9,344
Other customers	12,535	13,982	13,393

Total net sales	18,060	22,283	22,737

Operating expenses:
Cost of sales, excluding items listed below	17,068	21,066	21,966
U.S. employee workforce transition program charges (Note 16)	78	212	2,706
GM settlement (Note 2 — MRA)	(254)	—	—
Depreciation and amortization	827	914	954
Long-lived asset impairment charges (Note 9)	37	98	172
Goodwill impairment charges (Note 10)	325	—	—
Selling, general and administrative	1,460	1,595	1,481
Securities & ERISA litigation charge (Note 18)	—	343	—

Total operating expenses	19,541	24,228	27,279

Operating loss	(1,481)	(1,945)	(4,542)
Interest expense (Contractual interest expense for 2008, 2007 and 2006 was $564 million, $494 million and $577 million, respectively) (Note 1)	(437)	(769)	(427)
Loss on extinguishment of debt	(49)	(27)	—
Other income, net (Note 20)	69	110	40
Reorganization items, net:
GM settlement (Notes 2 and 3 — GSA)	5,332	—	—
Professional fees and other, net (Note 3)	(185)	(163)	(92)

Income (loss) from continuing operations before income taxes, minority interest and equity income	3,249	(2,794)	(5,021)
Income tax (expense) benefit	(166)	522	(130)
Minority interest, net of tax	(28)	(63)	(34)
Equity income, net of tax	1	27	44

Income (loss) from continuing operations	3,056	(2,308)	(5,141)
Loss from discontinued operations, net of tax (Note 5)	(19)	(757)	(326)
Cumulative effect of accounting change, net of tax	—	—	3

Net income (loss)	$3,037	$(3,065)	$(5,464)

Basic and diluted income (loss) per share
Continuing operations	$5.41	$(4.11)	$(9.16)
Discontinued operations	(0.03)	(1.34)	(0.58)
Cumulative effect of accounting change	—	—	0.01

Basic and diluted income (loss) per share	$5.38	$(5.45)	$(9.73)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$959	$1,036
Restricted cash (Note 1)	403	173
Accounts receivable, net:
General Motors and affiliates	822	1,257
Other	1,572	2,637
Inventories, net (Note 11)	1,285	1,808
Other current assets	613	588
Assets held for sale (Note 5)	497	720

Total current assets	6,151	8,219
Long-term assets:
Property, net (Note 9)	3,397	3,863
Investments in affiliates (Note 19)	303	387
Goodwill (Note 10)	62	397
Other	393	801

Total long-term assets	4,155	5,448

Total assets	$10,306	$13,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 15)	$554	$749
Debtor-in-possession financing (Note 15)	3,620	2,746
Accounts payable	1,771	2,904
Accrued liabilities (Note 12)	2,171	2,281
Liabilities held for sale (Note 5)	313	412

Total current liabilities	8,429	9,092
Long-term liabilities:
Long-term debt (Note 15)	55	59
Employee benefit obligations (Note 17)	552	443
Other (Note 12)	973	1,185

Total long-term liabilities	1,580	1,687
Liabilities subject to compromise (Note 14)	14,583	16,197

Total liabilities	24,592	26,976

Commitments and contingencies (Note 18)
Minority interest	139	163
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued	6	6
Additional paid-in capital	2,747	2,756
Accumulated deficit	(12,064)	(14,976)
Accumulated other comprehensive income (loss):
Employee benefit plans (Note 17)	(4,867)	(1,679)
Other	(241)	446

Total accumulated other comprehensive income (loss)	(5,108)	(1,233)
Treasury stock, at cost (391 thousand and 1.5 million shares in 2008 and 2007, respectively)	(6)	(25)

Total stockholders’ deficit	(14,425)	(13,472)

Total liabilities and stockholders’ deficit	$10,306	$13,667

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Cash flows from operating activities:
Net income (loss)	$3,037	$(3,065)	$(5,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	827	914	954
Long-lived asset and goodwill impairment charges	362	98	172
Deferred income taxes	(15)	(638)	(55)
Pension and other postretirement benefit expenses	611	905	1,392
Equity income	(1)	(27)	(44)
Reorganization items (Notes 2 and 3 — GSA)	(5,147)	163	92
GM settlement (Note 2 — MRA)	(254)	—	—
GM warranty settlement (Note 13)	(107)	—	—
U.S. employee workforce transition program charges	78	212	2,706
Loss on extinguishment of debt	49	27	—
Securities & ERISA litigation charge	—	343	—
Loss on liquidation/deconsolidation of investment	—	79	—
Loss on assets held for sale, net of gain on sale of investment	9	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,361	(186)	78
Inventories, net	476	29	(242)
Other current assets	245	(38)	(71)
Accounts payable	(1,009)	303	411
Accrued and other long-term liabilities	(512)	747	428
Other, net	(197)	(42)	39
U.S. employee workforce transition program payments, net of reimbursement by GM	(219)	(528)	(249)
Pension contributions	(383)	(304)	(305)
Other postretirement benefit payments	(216)	(207)	(262)
Receipts (payments) for GM settlement and reorganization items, net	1,115	(142)	(70)
Dividends from equity investments	11	45	19
Discontinued operations (Note 5)	115	1,023	480

Net cash provided by (used in) operating activities	236	(289)	9

Cash flows from investing activities:
Capital expenditures	(797)	(580)	(622)
Proceeds from sale of non-U.S. trade bank notes	219	191	173
Proceeds from divestitures and sale of property	216	129	85
Increase in restricted cash	(230)	(22)	(105)
Other, net	(37)	1	3
Discontinued operations	(110)	(58)	(88)

Net cash used in investing activities	(739)	(339)	(554)

Cash flows from financing activities:
Proceeds from amended and restated debtor-in-possession facility, net of issuance cost of $92 million	3,528	—	—
Proceeds from refinanced debtor-in-possession facility, net of issuance cost of $7 million	—	2,691	—
Repayments of borrowings from refinanced debtor-in-possession facility	(2,746)	—	—
Net repayments of borrowings under refinanced debtor-in-possession facility	—	(250)	—
Repayments of borrowings under prepetition term loan facility	—	(988)	—
(Repayments) borrowings under prepetition revolving credit facility	—	(1,508)	2
Repayments under cash overdraft.	—	—	(29)
Net (repayments) borrowings under other short-term debt agreements	(203)	49	(111)
Accommodation agreement issuance costs	(58)	—	—
Dividend payments of consolidated affiliates to minority shareholders	(47)	(50)	(22)
Other, net	—	—	(4)
Discontinued operations	(9)	(2)	42

Net cash provided by (used in) financing activities	465	(58)	(122)

Effect of exchange rate fluctuations on cash and cash equivalents	(39)	114	79

Decrease in cash and cash equivalents	(77)	(572)	(588)
Cash and cash equivalents at beginning of year	1,036	1,608	2,196

Cash and cash equivalents at end of year	$959	$1,036	$1,608

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				Retained	Accumulated Other
	Common		Additional	Earnings	Comprehensive Loss						Total
	Stock		Paid-in	(Accumulated	Employee					Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Benefit Plans		Other		Total	Stock	Equity (Deficit)
	(in millions)

Balance at December 31, 2005	565	6	2,744	(6,429)	(2,395)		(119)		(2,514)	(52)	(6,245)
Net loss	—	—	—	(5,464)	—		—		—	—	(5,464)
Currency translation adjustments and other, net of tax	—	—	—	—	—		231		231	—	231
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		44		44	—	44
Minimum pension liability adjustment, net of tax	—	—	—	—	1,281		—		1,281	—	1,281

Total comprehensive loss											(3,908)
Adoption of FASB Statement No. 158	—	—	—	—	(1,927)		—		(1,927)	—	(1,927)
Share-based compensation expense	—	—	25	—	—		—		—	—	25

Balance at December 31, 2006	565	6	2,769	(11,893)	(3,041	)(a)	156	(b)	(2,885)	(52)	(12,055)
Net loss	—	—	—	(3,065)	—		—		—	—	(3,065)
Currency translation adjustments and other, net of tax	—	—	—	—	—		294		294	—	294
Net change in unrecognized gain on derivative instruments, net of tax	—	—	—	—	—		(4)		(4)	—	(4)
Employee benefit plans liability adjustment, net of tax	—	—	—	—	1,362	(c)	—		1,362	—	1,362

Total comprehensive loss											(1,413)
Adoption of FIN 48	—	—	—	(18)	—		—		—	—	(18)
Share-based compensation expense	—	—	14	—	—		—		—	—	14
Treasury shares issued	—	—	(27)	—	—		—		—	27	—

Balance at December 31, 2007	565	$6	$2,756	$(14,976)	$(1,679	)(a)	$446	(b)	$(1,233)	$(25)	$(13,472)

Adoption of FASB Statement No. 158, net of tax	—	—	—	(125)	(12)		—		(12)	—	(137)

Balance at January 1, 2008	565	$6	$2,756	$(15,101)	$(1,691	)(a)	$446	(b)	$(1,245)	$(25)	$(13,609)

Net income	—	—	—	3,037	—		—		—	—	3,037
Currency translation adjustments and other, net of tax	—	—	—	—	—		(441)		(441)	—	(441)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	—		(246)		(246)	—	(246)
Employee benefit plans liability adjustment, net of tax	—	—	—	—	(3,176)		—		(3,176)	—	(3,176)

Total comprehensive loss											(826)
Share-based compensation expense	—	—	10	—	—		—		—	—	10
Treasury shares issued	—	—	(19)	—	—		—		—	19	—

Balance at December 31, 2008	565	$6	$2,747	$(12,064)	$(4,867	)(a)	$(241	)(b)	$(5,108)	$(6)	$(14,425)

(a)	Accumulated Other Comprehensive Loss — Employee Benefit Plans includes a loss for pension, postretirement and postemployment liabilities of $4,867 million (net of a $490 million tax effect), $1,679 million (net of a $457 million tax effect) and $3,041 million (net of a $1,213 million tax effect) for 2008, 2007 and 2006, respectively.

(b)	Accumulated Other Comprehensive Loss — Other includes a loss of $44 million for 2008 and a gain of $394 million and $100 million for 2007 and 2006, respectively, within currency translation adjustments and other; and a loss of $194 million for 2008 and a gain of $52 million and $56 million, for 2007 and 2006, respectively, within net change in unrecognized gain on derivative instruments, and other loss of $3 million for 2008.

(c)	Includes a tax benefit of $703 million related to $1.9 billion U.S. pre-tax other comprehensive income related to employee benefits. Refer to Note 8. Income Taxes for more information

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

Bankruptcy Filing — On October 8, 2005 (the “Petition Date”), Delphi and certain of its United States (“U.S.”) subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”). The reorganization cases are being jointly administered under the caption “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the Chapter 11 Filings, continue their business operations without supervision from the U.S. Courts and are not subject to the requirements of the Bankruptcy Code. However, Delphi’s Board of Directors authorized Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), to file a petition for Concurso, or bankruptcy, under Spanish law, in March 2007 exclusively for that entity. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Delphi adopted SOP 90-7 effective October 8, 2005 and has segregated those items as outlined above for all reporting periods subsequent to such date.

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement; (ii) reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet the Company’s future obligations, including an accommodation agreement allowing the Debtors to retain the proceeds of, or an extension or replacement of their DIP financing agreement, which otherwise matured on December 31, 2008. Prior to expiration of the DIP financing agreement (the “Amended and Restated DIP Credit Facility”), Delphi entered into an accommodation agreement (the “Accommodation Agreement”) allowing Delphi to retain the proceeds of Amended and Restated DIP Credit Facility until the earlier of June 30, 2009 (or May 5, 2009 if Delphi does not achieve certain milestones in its reorganization cases), provided Delphi continues to remain in compliance with all applicable covenants under the Accommodation Agreement and the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions) as described further in Note 15. Debt.

On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. Accordingly, absent changes to the GM Advance Agreement, Delphi believes it has access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into April 2009. In addition, Delphi projects it will have sufficient additional liquidity support to manage its U.S. operations into May 2009 as it continues discussions with its stakeholders on proposed modifications to the Plan, subject to satisfaction of certain specified milestones in its reorganization cases and the conditions necessary to consummate the agreement reached with GM on March 3, 2009 described below whereby GM would increase the amounts available under the GM Advance Agreement to a total of $450 million.

On February 27, 2009, as provided for under the January 30, 2009 amendment to the Partial Temporary Accelerated Payments Agreement, GM opted to commit to increase from $300 million to $350 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, and (ii) Court approval of the increase prior to March 25, 2009. Additionally, on March 3, 2009 GM committed to further increase from $350 million to $450 million the amounts available under the GM Advance Agreement, subject to (i) the President’s Designee in accordance with the provisions of GM’s federal loans not having notified GM prior to March 24, 2009 that the increase is not permitted, (ii) Court approval of the further increase prior to March 25, 2009, (iii) approval by GM’s board of directors, (iv) execution of a definitive transaction agreement relating to the sale of Delphi’s Steering Business to GM prior to March 24, 2009, and (v) Court approval of the Steering Business Option Exercise Agreement between Delphi and GM prior to March 25, 2009. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The

Option Exercise Agreement is subject to conditions described in Note 25. Subsequent Events. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. Delphi believes receipt of GM’s commitment is a significant step toward Delphi being able to secure such additional liquidity. Refer to Note 25. Subsequent Events for more information.

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008, (the effective date of the Accommodation Agreement). However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement, as amended). There can be no assurance the outside termination date of the Accommodation Agreement will not be shortened from June 30, 2009 to May 5, 2009 or that Delphi will continue to comply with the terms and conditions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement). These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007. The Court confirmed Delphi’s plan of reorganization, as amended, on January 25, 2008, but Delphi was unable to consummate the plan because certain investors under the plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. Delphi subsequently filed complaints seeking redress for the breach of the investment agreement and damages related to the consequent delay of Delphi’s emergence from chapter 11. On July 23, 2008, Delphi’s Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the Creditors’ Committee, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s plan of reorganization. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to prosecute such complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the previously confirmed plan of reorganization, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor, Appaloosa Management L.P. and the other investors who were party to the Equity Purchase and Commitment Agreement dated as of August 3, 2007, as amended. Pending confirmation and consummation of the plan of reorganization (as amended) or an alternative plan of reorganization, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11. On October 3, 2008, Delphi filed a motion seeking Court approval of proposed modifications to its confirmed plan of reorganization. There can be no assurances as to when Delphi will confirm or consummate a modified plan. Consummation of a confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of consummation of a confirmed plan of reorganization (as amended).

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt from the bankruptcy filing date until the third quarter of 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. At December 31, 2008 and 2007, Delphi had accrued interest of $415 million and $411 million, respectively, in accrued liabilities in the accompanying balance sheets for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the plan modifications are approved.

Use of Estimates — Preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During 2008, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

Revenue Recognition — Delphi’s revenue recognition policy requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Delphi generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. In addition, if Delphi enters into retroactive price adjustments with its customers, these reductions to revenue are recorded when they are determined to be probable and estimable. From time to time, Delphi enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain joint cost saving targets. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.

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

Amounts have been derived from the consolidated financial statements and accounting records of Delphi using the historical basis of assets and liabilities to be disposed of and historical results of operations related to Delphi’s global steering and halfshaft businesses (the “Steering Business”) and its interiors and closures product line (the “Interiors and Closures Business”). The sales of the U.S. operations and certain of the non-U.S. operations of the Steering Business are expected to be sales of assets and are expected to include

(i) all assets, except for cash, deferred tax assets, and intercompany accounts, and (ii) all liabilities, except for debt, deferred tax liabilities, intercompany accounts, U.S. pension and other postretirement benefit liabilities, accrued payroll, and certain employee benefit accounts. The sales of certain non-U.S. operations of the Steering Business are expected to be stock sales and are expected to include all assets and liabilities for the sites. The sale of the Interiors and Closures Business closed on February 29, 2008. The majority of the Interiors and Closures Business sale was accomplished through asset sales and the buyer assumed inventory, fixed assets, non-U.S. pension liabilities and an investment in a joint venture in Korea.

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

Research and Development — Delphi incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Research and development expenses (including engineering) were $1.9 billion, $2.0 billion and $2.0 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Marketable Securities — Delphi generally holds marketable securities with maturities of 90 days or less, which are classified as cash and cash equivalents for financial statement purposes. Delphi also has securities that are held for a period longer than 90 days. Debt securities are classified as held-to-maturity, and accordingly are recorded at cost in Delphi’s consolidated financial statements. Equity securities are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income (“OCI”). At December 31, 2008 and 2007, Delphi had available-for-sale securities with a cost basis of $38 million and $3 million, respectively, and a carrying value of $32 million and $3 million, respectively. In the event that the Company’s debt or equity securities experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the statement of operations.

Restricted Cash — At December 31, 2008 and 2007, Delphi had $403 million and $173 million in restricted cash, respectively. At December 31, 2008, Delphi provided a total of $323 million in cash collateral as required under the debtor-in-possession credit facility, including $123 million related to outstanding letters of credit at December 31, 2008. Additionally, restricted cash includes cash for use for the pre-retirement portion of the U.S. employee workforce transition programs, refer to Note 16. U.S. Employee Workforce Transition Programs, and balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.

Accounts Receivable — Delphi enters into agreements to sell certain of its accounts receivable, primarily in Europe. Since the agreements allow Delphi to maintain effective control over the receivables, these various accounts receivable factoring facilities were accounted for as short-term debt at December 31, 2008 and 2007. The Company generally does not require collateral related to its trade accounts receivable. The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectibility issues and the aging of the trade receivables at the end of each period. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $164 million and $143 million, respectively. The Company exchanges certain amounts of accounts receivable, primarily in China, for bank notes with original maturities greater than 90 days. The collection of such notes are reflected in the investing activities in the consolidated statement of cash flows. Refer to Note 18. Commitments and Contingencies for a discussion of Delphi’s concentration of risk with GM sales and accounts receivable.

Inventories — Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs, refer to Note 11. Inventories, Net.

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

Special Tools — Special tools balances represent Delphi-owned tools, dies, jigs and other items used in the manufacture of customer components. At December 31, 2008 and 2007 the special tools balance was $387 million and $461 million, respectively, included within property, net in the consolidated balance sheet. Special tools also includes unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided a non-cancelable right to use the tool. Delphi-owned special tools balances are amortized over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and amortized over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2008 and 2007, the Delphi-owned special tools balances were $321 million and $362 million, respectively, and the customer-owned special tools balances were $66 million and $99 million, respectively.

Valuation of Long-Lived Assets — Delphi periodically evaluates the carrying value of long-lived assets held for use including intangible assets when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and our review of appraisals. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Refer to Note 5. Discontinued Operations and Note 9. Property, Net for more information.

Intangible Assets — Delphi has definite-lived intangible assets of approximately $28 million and $40 million as of December 31, 2008 and 2007, respectively. In general, these intangible assets are being amortized over their useful lives, normally 3-17 years.

Goodwill — Delphi reviews the recoverability of goodwill at least annually as of May 31 and any time business conditions indicate a potential change in recoverability. During 2008, Delphi recognized goodwill impairment charges totaling $325 million related to the Electrical/Electronic Architecture and Electronics and Safety segments. Refer to Note 10. Goodwill for more information.

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

Warranty — Delphi recognizes expected warranty costs for products sold at the time of sale of the product based on Delphi estimates of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Delphi’s estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 13. Warranty Obligations.

Asset Retirement Obligations — Delphi recognizes asset retirement obligations in accordance with SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, and FASB Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. Delphi identified conditional retirement obligations primarily related to asbestos abatement at certain of its sites. To a lesser extent, Delphi also has conditional retirement obligations at certain sites related to the removal of storage tanks and polychlorinated biphenyl (“PCB”) disposal costs. Asset retirement obligations were $21 million and $27 million at December 31, 2008 and 2007, respectively.

Debt Issuance Costs — The costs related to the issuance or modification of long-term debt are generally deferred and amortized into interest expense over the life of each debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed. Refer to Note 15. Debt for more information.

Annual Incentive Plans — The short-term annual incentive plan (the “AIP”) provides the opportunity for incentive payments to executives provided that specified corporate and divisional financial targets are met. During 2008, 2007 and 2006, Delphi recorded expense of $21 million, $149 million and $167 million, respectively, related to executive and U.S. salaried employee incentive plans, including $1 million, $18 million and $20 million, respectively, included in loss from discontinued operations. In conjunction with the February 17, 2006 approval of the AIP, certain incentive compensation plans previously in place for Delphi executives were cancelled resulting in the reduction of expense of approximately $21 million for incentive compensation in 2006. During the years ended December 31, 2008 and 2007, Delphi paid $78 million and $155 million, respectively, related to executive and U.S. salaried employee incentive plans.

Postemployment Benefits — Delphi accrues for costs associated with postemployment benefits provided to inactive employees throughout the duration of their employment. Delphi uses future production estimates combined with workforce geographic and demographic data to develop projections of time frames and related expense for postemployment benefits. For purposes of accounting for postemployment benefits, inactive employees represent those employees who have been other than temporarily idled. Delphi considers all idled employees in excess of approximately 10% of the total workforce at a facility to be other than temporarily idled. As a result of the U.S. employee special attrition programs, Delphi determined that certain previously recorded accruals for postemployment benefits, representing the future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire, or otherwise terminate their employment, were no longer necessary and accordingly Delphi reduced such accruals by $108 million during 2006, which was recorded in cost of sales. There was no liability for postemployment benefits of other than temporarily idled employees at December 31, 2008 and 2007.

Delphi also accrues for costs associated with extended disability benefits for its employees. Discounting of the future extended-disability expenditures is based on the nature of the obligation and the timing of the expected benefit payments. At December 31, 2008 and 2007, the short-term extended-disability liability balance of $7 million and $10 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets. The long-term extended-disability liability balance included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2008 and 2007 was $60 million and $72 million, respectively, calculated with a weighted-average discount rate of 6.36% and 5.90%, respectively. During 2006, as a result of the U.S. workforce transition programs, Delphi recognized a related curtailment gain of $59 million. Pursuant to the Amended MRA (as defined in Note 2. Transformation Plan and Chapter 11 Bankruptcy), GM will reimburse Delphi for extended disability benefits paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

Employee Termination Benefits and Other Exit Costs — Delphi continually evaluates alternatives to align its business with the changing needs of its customers and to lower the operating costs of the Company. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions in the normal course of business. These actions may result in voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued when Delphi commits to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the circumstances of the termination plan. Contract termination costs are recorded when contracts are terminated or when Delphi ceases to use the facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 7. Employee Termination Benefits and Other Exit Costs. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for employee termination benefits and other exit costs related to non-core product lines and refer to Note 16. U.S. Employee Workforce Transition Programs for employee termination benefits and other exit costs related to the 2007 U.S. labor agreements. Pursuant to the Amended MRA (as defined in Note 2. Transformation Plan and Chapter 11 Bankruptcy), GM will reimburse Delphi for severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees.

Worker’s Compensation Benefits — Delphi’s worker’s compensation benefit accruals are actuarially determined and are subject to the existing worker’s compensation laws that vary by state. Accruals for worker’s compensation benefits represent the discounted future cash expenditures expected during the period between the incidents necessitating the employees to be idled and the time when such employees return to work, are eligible for retirement or otherwise terminate their employment. The discount rate at December 31, 2008 and 2007 of 6.0% and 5.9%, respectively, was selected by analyzing the results of matching the projected benefit payments with a portfolio of high quality fixed income investments rated AA- or higher by Standard and Poor’s. At December 31, 2008 and 2007, the short-term worker’s compensation liability included in accrued liabilities in the accompanying consolidated balance sheets was $75 million and $49 million, respectively. The long-term worker’s compensation liability included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2008 and 2007 was $325 million and $328 million, respectively. Pursuant to the Amended MRA (as defined in Note 2. Transformation Plan and Chapter 11 Bankruptcy), GM will reimburse Delphi for workers compensation benefits paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information.

Foreign Currency Translation — Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in OCI. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains, as described above, decreased cost of sales by $74 million (including $59 million recognized in the fourth quarter related to intercompany loans), $13 million and $45 million in 2008, 2007 and 2006, respectively.

Derivative Financial Instruments — Delphi records all derivative instruments on the balance sheet at fair value with changes in fair value recorded currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria.

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

Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All other foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At December 31, 2008 and 2007, Delphi’s exposure to movements in interest rates was not hedged with derivative instruments. Refer to Note 23. Fair Value of Financial Instruments, Derivatives and Hedging Activities for more information.

Common Stock and Preferred Stock — Delphi currently has one class of common stock outstanding. There are 1,350 million shares of common stock authorized at both December 31, 2008 and 2007, of which 564,635,299 were outstanding (565,025,907 shares issued less 390,608 held as treasury stock) at December 31, 2008 and 563,477,461 were outstanding (565,025,907 shares issued less 1,548,446 held as treasury stock) at December 31, 2007. Holders of Delphi common stock are entitled to one vote per share with respect to each matter presented to its shareholders on which the holders of common stock are entitled to vote. Delphi did not pay dividends in 2008, 2007 and 2006. There are no cumulative voting rights. As of December 31, 2008 and 2007, Delphi had no issued and outstanding preferred stock.

Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which partially defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP does not defer recognition and disclosure requirements for financial assets and liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Delphi expects to adopt the provisions of SFAS No. 157 as of January 1, 2009 for nonfinancial assets and liabilities that are subject to the deferral, which include long-lived assets and goodwill.

SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition of fair value is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset, and fair value should be based on assumptions that market participants would use, including non-performance risk. SFAS 157 also establishes a fair value hierarchy to prioritize inputs used in measuring fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company utilized the fair value measures of SFAS 157 in accounting for its marketable securities, including those held by its pension plans, and derivative financial instruments. The adoption of SFAS 157 did not have a significant impact on Delphi’s financial statements. Refer to Note 24. Fair Value Measurements for the disclosures required by SFAS 157.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. Delphi adopted SFAS 159 as of January 1, 2008 and has not elected the fair value option for any financial instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), as revised in 2007 (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS 141R changes the accounting for various components of a business combination, including pre-acquisition contingencies, the measurement period, in-process research and development and restructuring activities, amongst others. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SOP 90-7 requires the reorganization value of an entity upon emergence from bankruptcy to be allocated to the entity’s assets in a manner consistent with the accounting for business combinations as specified by SFAS 141. As a result, entities emerging from bankruptcy after the effective date of SFAS 141R will apply the provisions of the new standard upon emergence. Delphi is currently assessing the impact SFAS 141R may have upon its accounting for its emergence from bankruptcy.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries and for the consolidation or deconsolidation of subsidiaries upon a change in control. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Delphi does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1 (“FSP SOP 90-7-1”), An Amendment of AICPA Statement of Position 90-7. FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under SOP 90-7, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 requires an entity emerging from bankruptcy and applying fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (FSP 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. Specifically, FSP 132(R)-1 requires enhanced disclosures of how investment allocation decisions are made, including pertinent factors to further understand investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP 132(R)-1 and the enhanced disclosures about plan assets are required for fiscal years ending after December 15, 2009. Earlier application is permitted. Delphi is currently assessing the impact FSP 132(R)-1 may have on its financial statements.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, including agreements reached with each of Delphi’s principal U.S. labor unions and GM, a plan to streamline our product portfolio and make the necessary manufacturing alignment with our new focus, transform our cost structure and resolve our pension funding situation. On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s Plan and Disclosure Statement became final. Under the terms and subject to the conditions of the Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA and that Appaloosa is entitled to terminate the EPCA. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Creditors’ Committee and Equity Committee in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the modified plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On March 31, 2006, we announced our transformation plan centered around five key elements, each of which is also addressed in our Plan and related Disclosure Statement. The progress on each element is discussed below.

GM — Conclude negotiations with GM to finalize financial support for certain of Delphi’s legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

Delphi and GM have entered into comprehensive settlement agreements consisting of the Global Settlement Agreement, as amended (the “GSA”) and the Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA, as amended through January 25, 2008, comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and the MRA provided that such agreements were not effective until and unless Delphi emerges from chapter 11. However, as part of Delphi’s overall negotiations with its stakeholders to further amend the Plan and emerge from chapter 11 as soon as practicable, Delphi agreed with GM and filed further amendments to the GSA and MRA (the “Amended MRA”) with the Court on September 12, 2008 and subsequently entered into an additional amendment to the GSA as of September 25, 2008 (as so amended, the “Amended GSA”). On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the agreements as described in more detail below. The Court approved such amendments on September 26, 2008 and the Amended GSA and Amended MRA became effective on September 29, 2008. These amended agreements include provisions related to the transfer of certain legacy pension and other postretirement benefit obligations and became effective independent of and in advance of substantial consummation of an amended plan of reorganization. The effectiveness of these agreements resulted in a material reduction in Delphi’s liabilities and future expenses related to U.S. hourly workforce benefit programs.

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

The Amended GSA addresses commitments by Delphi and GM regarding other U.S. hourly workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”), pension obligations, and other GM contributions with respect to labor matters and releases. In 2008, Delphi recorded a net reorganization gain of $5.3 billion in connection with the effectiveness of the Amended GSA. In addition, under the Amended GSA, Delphi received net cash from GM totaling $760 million in 2008, principally related to reimbursement of hourly OPEB benefit payments since January 1, 2007 and amounts paid by Delphi under special attrition programs.

The following table provides each component of the net reorganization gain recorded for the elements of the Amended GSA that were implemented during 2008 and which are described in more detail below. The table also reflects the net cash received in 2008 attributable to each of the elements of the Amended GSA:

	Reorganization	Cash Received	Pre-Tax Earnings	Cash Received
	Gain (Loss)	from GM	Benefit from GM	from GM
	Upon Effectiveness	Upon Effectiveness	Post Effectiveness	Post Effectiveness
	(in millions)

Hourly Pension Plan Settlement:
Hourly Plan First Pension Transfer to GM	$2,083	$—	$—	$—
Recognition of Hourly Plan related OCI amounts	(494)	—	—	—
Hourly OPEB Settlement:
GM assumption of OPEB obligation	6,821	—	—	—
Recognition of OPEB related OCI amounts	266	—	—	—
Allowed Claims and Other:
Allowed GM administrative claim	(1,628)	—	—	—
Allowed GM general unsecured claim	(2,500)	—	—	—
Allowed IUE-CWA and USW claims	(129)	—	—	—
OPEB reimbursement from GM	353	350	60	51
Special attrition programs (Note 16)	491	230	—	68
Other, net	69	61	—	—

Total, net	$5,332	$641	$60	$119

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). Pursuant to the Amended GSA, the 414(l) Net Liability Transfer is to occur in two separate steps and is sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $486 million from the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The $486 million transferred represented 90% of the initially estimated $540 million of assets to be transferred under the First Pension Transfer. The remaining assets will be transferred by March 29, 2009 upon finalization of the related valuations. The transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”), and the obligations of the Hourly Plan were remeasured prior to the transfer occurring. Refer to Note 17. Pension and Other Postretirement Benefits for further information. Delphi recognized $494 million of previously unrecognized actuarial losses recorded in other comprehensive income (“OCI”), which represents the pro rata portion of the projected benefit obligation transferred to GM relative to the total projected benefit obligation of the Hourly Plan.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”), will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA, including the delivery of preferred stock to satisfy GM’s allowed administrative claim as described below, and (ii) contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA. Due to the effectiveness of the Second Pension Transfer being contingent upon Delphi’s emergence from chapter 11, it does not meet the criteria for settlement accounting as of December 31, 2008. Delphi will continue to account for the remaining pension liability under Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, until such time that it is settled, which is currently anticipated to be upon emergence from chapter 11.

Hourly Plan Freeze and Triggering of Benefit Guarantees — As provided for under certain union settlement agreements and implementation agreements, Delphi froze its Hourly Plan for future benefit accruals as of November 30, 2008. In addition, as a result of the triggering of the benefit guarantees, certain eligible hourly employees will receive up to seven years of credited service under the pension and OPEB plans sponsored by GM.

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees, which was included in the reorganization gain. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the transfer date constitute a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Delphi recognized $266 million of previously unrecognized actuarial gains recorded in OCI in connection with the settlement. Additionally, on September 30, 2008, GM reimbursed Delphi approximately $350 million for previous OPEB payments made to the hourly workforce from and after January 1, 2007. During the fourth quarter of 2008, GM funded an additional $51 million of OPEB payments made to the hourly workforce and an additional $9 million is recorded as a receivable from GM as of December 31, 2008. Refer to Note 17. Pensions and Other Postretirement Benefits for further information.

Allowed GM Administrative and General Unsecured Claims — In connection with the 414(l) Net Liability Transfer, GM will receive an allowed administrative claim in the amount of up to $2.1 billion, to be provided in two steps. Upon completion of the First Pension Transfer on September 29, 2008, GM received a claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. Upon completion of the Second Pension Transfer, which will occur upon the effectiveness of an amended plan of reorganization that satisfies the requirements of the Amended GSA, GM will receive the balance of the $2.1 billion claim. Of the $2.1 billion administrative claim, $1.6 billion was recognized and included in the reorganization gain in 2008 and $427 million will be granted and recognized by Delphi when the remaining assets and liabilities allocable to certain participants of the Hourly Plan included in the 414(l) Net Liability Transfer are transferred to the GM Hourly-Rate Employees Pension Plan. The amount of the claim to be granted upon completion of the Second Pension Transfer is not dependent upon the amount of the assets and liabilities at the time of the transfer.

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

Under the terms of the Amended GSA, if all conditions for the receipt by GM of the preferred stock described above are satisfied, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive pro rata distributions of common stock in reorganized Delphi to the extent necessary to permit such holders to receive 20% of their allowed general unsubordinated unsecured claims, which distributions are dependent upon an agreed valuation formulation set forth in the Amended GSA, and the distribution of non-voting convertible preferred stock to GM will be reduced by a corresponding amount. In the event that total enterprise value set forth in the plan of reorganization or disclosure statement (as subsequently modified hereafter) exceeds $7.13 billion, Delphi and GM have agreed to work in good faith with the official committee of unsecured creditors to establish a reasonable allocation of the value in excess of $7.13 billion in light of the actual economic value of a reorganized Delphi.

Under the terms of the Amended GSA, if any of the conditions to GM’s acceptance of preferred stock in satisfaction of its administrative claim is not satisfied or waived by GM, holders of general unsubordinated unsecured claims, other than holders of claims arising from Delphi’s trust preferred securities, will receive 50% of all distributions that would otherwise be made to GM on account of its $2.1 billion administrative claim up to the amount necessary for such holders to receive an aggregate distribution of up to $300 million, exclusive of any value received as a result of such holders participation in any rights offering.

With respect to GM’s claims in the Company’s chapter 11 cases, GM has agreed to a general unsecured claim of $2.5 billion, primarily for OPEB and special attrition programs for the U.S. hourly workforce, and to subordinate its recovery on such claim until other general unsecured creditors have achieved a recovery of 20% of the allowed amount of their claims (other than holders of claims arising from Delphi’s trust preferred securities). If Delphi’s other general unsecured creditors have received a distribution of 20% of the allowed amount of their claims, if there is any remaining value to be distributed, GM would receive a distribution on its general unsecured claim until it has received a 20% distribution on such claim amount. Once GM has received a 20% distribution on its general unsecured claim, and if there is any remaining value to be distributed, any additional distributions would be shared ratably between GM and Delphi’s other general unsecured creditors.

On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. Accordingly, we believe it is likely that (i) we will not be able to satisfy all the conditions for the receipt by GM of the preferred stock or that the economic value of reorganized Delphi will exceed $7.13 billion, (ii) that 50% of GM’s administrative claim will be subordinated to the claims of general unsecured creditors as described above and (iii) that GM will receive the full allowed amount of its general unsecured claim. As part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment, Delphi and GM are discussing potential modifications to the

Amended MRA, including pulling forward elements of GM’s previously agreed support for Delphi, such as the production cash burn breakeven and labor subsidy payments referred to below, into one payment at emergence in combination with the transfer to GM of certain of Delphi’s U.S. manufacturing sites dedicated principally to supplying product to GM.

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

Special Attrition Programs — The reorganization gain included $491 million of reimbursement related to the 2006 and 2007 special attrition programs because these programs were directly related to the chapter 11 cases. On September 30, 2008, GM reimbursed Delphi $230 million related to the funding of various 2007 U.S. hourly workforce special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements. Additionally, previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. During the fourth quarter of 2008, GM reimbursed Delphi $68 million related to the funding of the UAW buydown arrangements under the 2007 U.S. hourly workforce special attrition programs. Refer to Note 16. U.S. Employee Workforce Transition Programs for more information.

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

Master Restructuring Agreement — The Amended MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of a modified plan of reorganization. Upon effectiveness of the Amended MRA in 2008, Delphi received net cash from GM totaling $559 million and recognized related pre-tax earnings of $355 million, of which $254 million was recorded in GM settlement in operating expenses and $101 million was recorded in discontinued operations. GM’s obligations under the Amended MRA are not subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) employees would survive any such termination). As part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment, Delphi and GM are discussing potential modifications to the Amended MRA, including pulling forward elements of GM’s previously agreed support for Delphi, such as the production cash burn breakeven and labor subsidy payments referred to below, into one payment at emergence in combination with the transfer to GM of certain of Delphi’s U.S. manufacturing sites dedicated principally to supplying product to GM.

The following table shows each component of the pre-tax earnings recorded upon effectiveness of the Amended MRA in 2008 and the cash received in 2008:

	GM Settlement Gain	Cash Received	Pre-Tax Earnings	Cash Received
	in Pre-Tax Earnings	from GM	Benefit	from GM
	Upon Effectiveness	Upon Effectiveness	Post Effectiveness	Post Effectiveness
	(in millions)

Reimbursement of hourly labor costs	$272	$273	$25	$2
Production cash burn breakeven reimbursement	81	74	70	28
Working capital backstop — Steering Business	—	210	—	—
Other	2	2	—	—

Total, net	$355	$559	$95	$30

Continuing operations	$254		$75
Discontinued operations	$101		$20

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with an annual Keep Site Facilitation Fee of $110 million in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, which, consistent with Delphi’s policy, will be recognized in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. On September 30, 2008, Delphi received payment from GM of $273 million for retroactive labor costs from October 1, 2006 through September 30, 2008. Of the total received, $239 million was included in GM settlement as a reduction of operating expenses and $33 million was included in discontinued operations as it related to the Steering Business and the Interiors and Closures Business. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, Delphi recorded the labor subsidy amounts received as a reduction of cost of sales. Future labor subsidy amounts will be recognized in the period receivable from GM, and will be treated as a reduction to cost of sales or discontinued operations, as appropriate. During the fourth quarter of 2008, Delphi refunded $5 million of the payment to GM based on agreed upon revisions to the estimates paid for retroactive labor costs and received an additional $7 million reimbursement of labor costs from GM and an additional $22 million is recorded as a receivable from GM as of December 31, 2008, for a total reduction to cost of sales of $25 million in the fourth quarter of 2008.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM is providing operating cash flow breakeven support, or production cash burn breakeven (“PCBB”) from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. GM reimbursed Delphi $74 million on September 30, 2008 for the retroactive portion of the PCBB payments through August 2008. Upon effectiveness of the Amended MRA, Delphi recognized $81 million for the retroactive portion of the PCBB amounts received or receivable through September 2008, of which $15 million was included in GM settlement as a reduction of operating expenses and $66 million was included in discontinued operations. Future PCBB reimbursement, including capital spending, received from GM will be recognized contemporaneously as incurred, and will be treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate. During the fourth quarter of 2008, Delphi received $28 million PCBB reimbursement from GM and an additional $42 million is recorded as a receivable as of December 31, 2008, of which $50 million was recorded as a reduction to cost of sales and $20 million was recorded in discontinued operations.

Working Capital Backstop — Steering Business — GM agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. This payment is recorded as a deferred liability as of December 31, 2008. GM also agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. In the event of a sale to a third party, Delphi will reimburse GM for the amount of the advance, and GM will pay Delphi an amount equal to the lesser of (a) $210 million and (b) two thirds of the amount, if any, by which the net working capital associated with the business exceeds the sales proceeds. In the event the Steering Business is not sold to a third party and is purchased by GM, the $210 million advance will be retained by Delphi to the extent it meets the working capital criteria as defined in the Amended MRA at the time of the transfer. However, on March 3, 2009, Delphi and GM reached an agreement subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM will exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to purchase the Steering Business. The Steering Business is reported as discontinued operations, refer to Note 25. Subsequent Events for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM will reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi will recognize future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments in future periods. There is no financial impact related to this matter in 2008.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a modified chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. There is no financial impact for this matter in 2008. The accelerated payments are expected to result in an increase in cash and a reduction in accounts receivable and will have no impact on the statement of operations.

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

Pursuant to the pertinent terms of certain pension funding waivers secured from the Internal Revenue Service (“IRS”) in 2006 and 2007, Delphi provided to the Pension Benefit Guaranty Corporation (“PBGC”) letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit were deposited into the Hourly and Salaried Plans and initially recognized as Delphi funding contributions to the respective plans for the plan year ended September 30, 2008. However, on January 16, 2009, Delphi filed amended Forms 5500 (Annual Return Report of Employee Benefit Plan) with the IRS that applied all contributions made to the Hourly and Salaried Plans in 2008, including the proceeds from the letters of credit, back to the plan year ended September 30, 2007. This contribution carry back, together with the 414(l) Net Liability Transfer discussed below, had the effect that no contributions were due under the Hourly Plan for the plan year ended September 30, 2008. Approximately $56 million remains due as a minimum funding contribution under the Salaried Plan for the plan year ended September 30, 2008, and approximately $13 million remains due as minimum funding contribution under the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan. As permitted under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), Delphi elected to defer the contribution necessary to satisfy this remaining obligation until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and September 15, 2009 for the subsidiary plans. On December 15, 2008, Delphi applied to the IRS for a waiver of the obligation to make the minimum funding contribution to the Salaried Plan by June 15, 2009, and permission to instead pay the amount due in installments over the next five years. That application remains pending.

In addition to the funding strategy discussed above and the changes to the Hourly Plan discussed in the Labor section, Delphi froze the Salaried Plan, the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Delphi reached agreement with its labor unions which allowed Delphi to freeze the accrual of traditional benefits under the Hourly Plan effective as of November 30, 2008. Certain collectively bargained hourly employees remain covered by the Hourly Plan’s Individual Retirement Plan formula (a cash balance benefit providing an annual pay credit accrual of 5.4% of base wages). Refer to Note 17. Pension and Other Postretirement Benefits to the consolidated financial statements for more information.

As discussed above in the GM section, on September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan. The 414(l) Net Liability Transfer is to occur in two separate steps. The First Pension Transfer occurred on September 29, 2008. The Second Pension Transfer will transfer substantially all of the remaining assets and liabilities of the Hourly Plan upon Delphi’s emergence from chapter 11 if the terms of the Amended GSA are met.

As reflected above, Delphi has not made certain minimum required contributions to the Pension Plans and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million and $226 million for plan years ended September 30, 2006 and September 30, 2007, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. However, because the 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008, exposure to the 100% excise tax related to the Delphi Hourly Plan has been eliminated. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure to date could approximate $383 million, plus interest and penalties which could be substantial. In addition, if the IRS does not agree to waive the minimum required funding contribution under the Salaried Plan for the plan year ended September 30, 2008, the IRS may assess an additional excise tax of approximately $6 million if Delphi does not remit $56 million to the Salaried Plan by June 15, 2009. Additional excise taxes could be assessed with respect to the subsidiary plans if the minimum required contributions to those plans for the plan year ended December 31, 2008, are not remitted by September 15, 2009. To the extent not promptly paid by Delphi, any such excise tax assessments might be increased to 100% of any Salaried Plan and subsidiary plan contributions considered by the IRS to be due and unpaid.

Although the IRS has asserted certain of the excise tax assessments described above and might seek to assess additional excise taxes, plus interest and penalties, related to the Pension Plans, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of December 31, 2008, no amounts have been recorded for any potential excise tax assessment.

Upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the Pension Plans. If completed, the second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations. In addition, we still maintain responsibility for and need to meet U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees and certain subsidiary employees. We may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the Pension Plans at the date of emergence. Refer to Note 17. Pension and Other Postretirement Benefits for further information.

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

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. In connection with the Company’s continuous evaluation of its product portfolio, in 2008, Delphi determined that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst and global exhaust product lines, included in the Powertrain Systems segment, and the steering and halfshaft product lines and interiors and closures product lines included in discontinued operations, these non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 22. Segment Reporting.

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

During 2008, Delphi obtained Court approval of bidding procedures and sales agreements for the steering and halfshaft product line and the global exhaust business and closed on the sales of the interiors and closures product line, the North American brake components machining and assembly assets, the global bearings business, the U.S. suspensions business and the power products business. Refer to Note 5. Discontinued Operations and Note 6. Acquisitions and Divestitures for more information.

Costs recorded during 2008 and 2007 related to the transformation plan for non-core product lines include impairments of long-lived assets, employee termination benefits and other exit costs and U.S. employee workforce transition program charges and are further described in Note 5. Discontinued Operations, Note 9. Property, Net, Note 7. Employee Termination Benefits and Other Exit Costs and Note 16. U.S. Employee Workforce Transition Programs.

Cost Structure — Transform our salaried workforce and reduce general and administrative expenses to ensure that the organizational and cost structure is competitive and aligned with our product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in furtherance of the transformation of its salaried workforce to reduce selling, general and administrative expenses to support its realigned portfolio. These initiatives include financial services, information technology and certain sales administration outsourcing activities, reduction of its global salaried workforce by taking advantage of attrition and using salaried separation plans, and realignment of certain salaried benefit programs to bring them in line with business needs. However, additional investment is required to fully implement these initiatives and Delphi does not expect to fully realize substantial savings until 2009 and beyond. Additionally, due to the continuing challenging economic environment, further restructuring initiatives may need to be implemented. However, to improve short-term cash flow until the consummation of a confirmed plan of reorganization, certain restructuring initiatives are being delayed until the second half of 2009. In addition, Delphi continues to implement a number of cash conservation measures, including the suspension of 2009 pay increases and annual incentive payments in the U.S. for eligible executives and non-executive salaried employees, the intended cessation of health care and life insurance benefits in retirement to salaried employees and retirees, a decrease in salaried severance payments and the elimination of salaried flex payments in 2009. Delphi continues to reduce other structural costs to further align itself with the current and projected volume outlook.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the EPCA between Delphi and the Investors, dated as of August 3, 2007, as amended, the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund pursuant to the EPCA, as described below, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

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

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and on July 28, 2008, the Court denied in part and granted in part the Investors’ motions. A trial on Delphi’s complaint is currently scheduled to occur in May 2009.

During 2007, in exchange for the Investors’ commitment to purchase common stock and the unsubscribed shares in the rights offering, the Company paid an aggregate commitment fee of $39 million and certain transaction expenses and in exchange for the Investors’ commitment to purchase preferred stock the Company paid an aggregate commitment fee of $18 million. In addition, the Company paid an arrangement fee of $6 million to Appaloosa to compensate Appaloosa for arranging the transactions contemplated by the EPCA. The Company also paid certain out-of-pocket costs and expenses reasonably incurred by the Investors or their affiliates subject to certain terms, conditions and limitations set forth in the EPCA. Delphi had deferred the recognition of these amounts in other current assets as they were to be netted against the proceeds from the EPCA upon issuance of the new shares. However, as a result of the events relating to the termination of the

EPCA as described above, Delphi recognized $79 million of expense related to these fees and other expenses during 2008.

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor, Appaloosa, and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on October 27, 2008, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including March 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee is extended through and including May 31, 2009.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization. Delphi continues to be engaged in comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi has been making further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the modified plan will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility. To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in vehicle markets. The combination of these actions, together with the above noted Amendment and Supplemental Amendment to the Accommodation Agreement, and GM’s commitment to increase amounts available under the GM Advance Agreement, assuming all required governmental approvals are received, all other conditions with respect to such commitment are satisfied prior to March 25, 2009, and Delphi is able to meet certain specified milestones in its reorganization cases, is expected to provide the Company with sufficient short-term U.S. liquidity to support its working capital requirements and operations into May 2009. In addition, the Amendment and Supplemental Amendment to the Accommodation Agreement will allow Delphi to access additional liquidity through the periodic release of amounts currently in a cash collateral basket of up to $117 million, provided (i) that all of the above conditions necessary to increase amounts available under the GM Advance Agreement to $450 million are satisfied, (ii) Delphi remains in compliance with all mandatory prepayment provisions and other covenants in the Accommodation Agreement, including the borrowing base calculation after giving effect to such release, and (iii) Delphi has achieved the remaining specified milestones in its reorganization cases, including the filing of a plan of reorganization or modifications to the Plan meeting the conditions specified in the Accommodation Agreement by April 2. However liquidity remains constrained and Delphi must continue implementing and executing its cash savings initiatives to preserve liquidity in this very difficult economic environment. Delphi continues to be engaged in comprehensive discussions with GM related to GM’s role in a revised plan of reorganization, including potential modifications the Amended MRA as part of the April 2 milestone for Delphi’s filing of modifications to its previously confirmed plan of reorganization, as contemplated by the Supplemental Amendment. Delphi and GM are discussing pulling forward elements of GM’s previously agreed support for Delphi into one payment at emergence in combination with the transfer of certain of Delphi’s U.S. sites to GM. Refer to “Elements of Transformation Plan” above.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to obtain approval of necessary modifications to the Plan that recognize the existing market conditions. Moreover, the continued forbearance by Delphi’s lenders under the DIP financing and the effectiveness of any revised plan of reorganization is subject to a number of conditions, including the entry of certain orders by the Court and the obtaining of necessary emergence capital. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in this Annual Report on Form 10-K. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by a company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

The Amended GSA and the Amended MRA became effective during the third quarter of 2008. For costs and benefits and timing of recognition related to these agreements, refer to the detailed discussion under GM above. The cost related to the remaining components of the transformation plan will be recognized in the Company’s consolidated financial statements as each other element of the Plan (as modified), including the remaining portions of the U.S. labor agreements, or as the terms of any future confirmed plan of reorganization, become effective. The confirmation and consummation of a plan of reorganization and the agreements incorporated therein will significantly impact Delphi’s accounting for long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

DASE Liquidation

Delphi’s Chapter 11 Filings related solely to its U.S. operations. Nevertheless, Delphi has been seeking and will continue to seek to optimize its global manufacturing footprint to lower its overall cost structure by focusing on strategic product lines where it has significant competitive and technological advantages and selling or winding down non-core product lines. In particular, in February 2007, Delphi’s indirect wholly-owned Spanish subsidiary, Delphi Automotive Systems España, S.L. (“DASE”), announced the planned closure of its sole operation at the Puerto Real site in Cadiz, Spain. The closure of this facility is consistent with Delphi’s transformation plan previously announced in March 2006. The facility, which had approximately 1,600 employees, was the primary holding of DASE.

On March 20, 2007, DASE filed a petition for Concurso, or bankruptcy under Spanish law, exclusively for that legal entity, and in an order dated April 13, 2007, the Spanish court declared DASE to be in voluntary Concurso. As a result of the Spanish court declaring DASE to be in Concurso and the subsequent appointment of three DASE receivers by the Spanish court, Delphi no longer possesses effective control over DASE and has de-consolidated the financial results of DASE effective April 2007. The total expense in 2007 associated with the exit of the Puerto Real site in Cadiz, Spain is approximately $268 million ($107 million in discontinued operations and $161 million in the Automotive Holdings segment).

3.	REORGANIZATION ITEMS

SOP 90-7 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11 of the Bankruptcy Code, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors, secured creditors and unions. Delphi’s reorganization items consist of the following:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

GM Amended GSA settlement (Note 2)	$5,332	$—	$—
Professional fees directly related to reorganization	(107)	(169)	(150)
Interest income	7	11	55
Write off of previously capitalized fees and expenses related to the EPCA	(79)	—	—
Gain (loss) on settlement of prepetition liabilities	(1)	2	3
Other	(5)	(7)	—

Total Reorganization Items	$5,147	$(163)	$(92)

Delphi recorded a net reorganization gain of $5.3 billion in 2008 and received $641 million on September 30, 2008 as a result of the effectiveness of the Amended GSA, as described in Note 2. Transformation Plan and Chapter 11 Bankruptcy. In 2008, 2007 and 2006, reorganization items resulted in approximately $6 million, $11 million and $60 million, respectively, of cash received related to interest income. Cash paid for professional fees was approximately $110 million, $153 million and $122 million during 2008, 2007 and 2006, respectively. Professional fees for 2008 also includes arrangement and other fees paid to various lenders in conjunction with the bankruptcy exit financing that was commenced but not completed in April 2008.

4.	WEIGHTED AVERAGE SHARES AND DIVIDENDS

Basic and diluted income (loss) per share amounts were computed using weighted average shares outstanding for each respective period. As a result of the market price of shares as compared to the price associated with outstanding options in 2008 and the losses incurred in 2007 and 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	2008	2007	2006
	(in thousands)

Weighted average basic and diluted shares outstanding	564,361	561,884	561,782

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	2008	2007	2006
	(in thousands)

Anti-dilutive securities	58,953	74,310	83,904

On September 8, 2005, the Board of Directors announced the elimination of Delphi’s quarterly dividend on Delphi common stock. In addition, the Company’s DIP financing agreement includes a negative covenant prohibiting the payment of dividends by the Company. The Company does not expect to pay dividends prior to emergence or in the foreseeable future.

5.	DISCONTINUED OPERATIONS

The Court approval of Delphi’s plan to dispose of Interiors and Closures and the Steering Business triggered held for sale accounting in 2007.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Pursuant to the terms of the Purchase Agreement, any party in compliance with its obligations under the Purchase Agreement may terminate the Purchase Agreement since the transaction did not close by August 31, 2008. Prior to entry into the agreements described below in March 2009, neither party had terminated the Purchase Agreement. Pursuant to the Amended MRA, GM has agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. On March 3, 2009, however, Delphi and Platinum reached an agreement under which the Purchase Agreement would be terminated (the “Termination Agreement”) and Delphi and GM reached an agreement (the “Option Exercise Agreement”), subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM will exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to purchase the Steering Business free and clear of all liens and encumbrances other than certain permitted encumbrances (the “Steering Purchase”), which is described more fully in Note 25. Subsequent Events. GM has agreed to guaranty the payment and performance of its wholly-owned subsidiary’s obligations under the definitive transaction agreements to be entered into pursuant to the Option Exercise Agreement.

On September 30, 2008, in conjunction with the effectiveness of the Amended MRA, Delphi received and recorded as a deferred liability a $210 million advance on working capital recovery from GM related to the Steering Business. In conjunction with the proceeds of this working capital advance from GM, as well as entering into the Termination Agreement and the Option Exercise Agreement for the Steering Purchase, Delphi has adjusted its estimate of assets held for sale to $210 million and continues to account for the business as a discontinued operation. During 2008, Delphi recorded a loss of $34 million, net of tax, due to the results of operations, adjustment of assets held for sale to fair value of the Steering Business as of December 31, 2008 and the effectiveness of the Amended MRA. In 2007, Delphi recognized a charge of $507 million related to the assets held for sale of the Steering Business, including $26 million of curtailment loss on pension benefits for impacted employees.

Prior to the assets of the Steering Business being classified as held for sale, Delphi recorded an impairment charge related to the Steering Business in 2007. Based on the ongoing sale and labor negotiations during March 2007, previous estimates of sale proceeds were reduced. Based on this development Delphi determined that an indicator of impairment was present for the U.S. long-lived assets of the Steering Business. Delphi tested the recoverability of the Steering Business U.S. long-lived assets by comparing the estimated undiscounted future cash flows from its use and anticipated disposition of those assets to their carrying value. Based on its recoverability assessment, Delphi determined that the carrying value of its Steering Business assets at its U.S. sites exceeded the undiscounted estimated future cash flows at those sites. Accordingly, Delphi determined the fair value of its held-for-use long-lived assets at those sites by applying various valuation techniques, including discounted cash flow analysis, replacement cost and orderly liquidation value. As a result of its fair value assessment, Delphi recognized asset impairment charges related to the valuation of long-lived assets held-for-use for its Steering Business of $152 million in 2007.

Interiors and Closures Business

Delphi and certain of its affiliates closed on the sale of the Interiors and Closures Business to Inteva Products, LLC (“Inteva”), a wholly-owned subsidiary of the Renco Group, on February 29, 2008. Delphi received proceeds from the sale of approximately $98 million consisting of $63 million of cash (less $23 million of cash at an overseas entity that was included in the sale) and the remainder in notes at fair value. During the third quarter of 2008, Delphi and Inteva agreed on final working capital adjustments and Delphi received a payment of $2 million. During 2008, as a result of the operating results net of the loss on sale of the Interiors and Closures Business, Delphi recorded income of $15 million, net of tax. In 2007, Delphi recognized a charge of $88 million related to the assets held for sale of the Interiors and Closures Business, including $8 million of curtailment loss on pension benefits for impacted employees.

Results of Discontinued Operations

The Interiors and Closures Business, through the date of the sale, and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for 2008, 2007 and 2006. The assets and liabilities of the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2008 and 2007. The assets and liabilities of the Interiors and Closures Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2007. The results of prior periods have been restated to reflect this presentation.

The results of the discontinued operations are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Sales:
Steering Business	$2,082	$2,602	$2,462
Interiors and Closures Business	241	1,275	1,193

Total sales	$2,323	$3,877	$3,655

Loss before income taxes (including minority interest and equity income, net of tax)	$(8)	$(749)	$(320)
Provision for income taxes	(11)	(8)	(6)

Loss from discontinued operations	$(19)	$(757)	$(326)

Steering Business	(34)	(677)	(281)
Interiors and Closures Business	15	(80)	(45)

Assets and liabilities of the discontinued operations are summarized as follows:

	December 31,
	2008	2007
	(in millions)

Current Assets:
Cash	$20	$49
Accounts receivable	299	411
Inventory	152	188
Other current assets	24	8
Long-term assets:
Property, net	—	48
Other long-term assets	2	16

Assets held for sale	$497	$720

Steering Business	497	594
Interiors and Closures Business	—	126
Current Liabilities:
Short-term debt	$30	$49
Accounts payable	174	271
Accrued liabilities	68	53
Other long-term liabilities	21	14
Minority interest	20	25

Liabilities held for sale	$313	$412

Steering Business	313	392
Interiors and Closures Business	—	20

Operating cash flows for discontinued operations are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Charge related to assets held for sale	$33	$561	$—
Long-lived asset impairment charges	—	193	43
Pension and other postretirement benefit expenses	23	75	94
Pension curtailment	—	34	—
U.S. employee workforce transition program charges	4	32	249
GM Amended MRA settlement (Note 2)	(101)	—	—
Changes in net operating assets	156	128	94

Total	$115	$1,023	$480

Steering Business	85	899	372
Interiors and Closures Business	30	124	108

6.	ACQUISITIONS AND DIVESTITURES

The results of operations, including the gain or loss on divestitures, associated with Delphi’s acquisitions and divestitures described below were not significant to the consolidated financial statements in any period presented, and the divestitures did not meet the discontinued operations criteria.

Automotive Holdings Group Segment

Power Products Business Sale — On May 27, 2008 and in accordance with the terms of an order authorizing the sale of certain assets for less than $10 million, Delphi served notice of its intention to sell its power products business (the “Power Products Business”) to Strattec Security Corporation, Witte-Velvert GmbH & Co. KG, Vehicle Access Systems Technology LLC, and certain of their affiliates (collectively, the

“Strattec Buyers”) for approximately $8 million. On June 4, 2008, the Debtors filed a motion to assume and assign certain prepetition executory contracts related to the Power Products Business to the Strattec Buyers. On June 24, 2008, the Court entered an order authorizing the Debtors to assume and assign such contracts to the Strattec Buyers. The 2007 annual revenues for the Power Products Business were $59 million. Delphi recognized an initial loss of $3 million during the second quarter of 2008, included in cost of sales, related to the assets held for sale of the Power Products Business. On November 7, 2008, Delphi and the Strattec Buyers agreed to an amendment to the purchase and sale agreement, which among other things, reduced the consideration to be received by Delphi to approximately $5 million. The sale occurred on November 30, 2008 and resulted in an additional loss of approximately $2 million, which was recorded to cost of sales. Delphi received final consideration of approximately $7 million which includes final working capital adjustments.

U.S. Suspensions Asset Sale — On March 7, 2008, the Debtors filed a motion to sell certain assets of Delphi’s U.S. suspensions business including the machinery, equipment and inventory primarily used and located at its suspension manufacturing facility in Kettering, Ohio (the “Kettering Assets”), to Tenneco Automotive Operating Company Inc. (“Tenneco”) for approximately $19 million and other consideration. On March 20, 2008, the Court approved the bidding procedures for the Kettering Assets, but no further bids were submitted by the bid deadline. On April 30, 2008, the Court entered an order approving the sale of the Kettering Assets to Tenneco. The 2007 annual revenues for the Kettering Assets were $113 million. The sale occurred on May 30, 2008 and resulted in a gain of $8 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $18 million in 2008.

Bearings Business Product Sale — On January 15, 2008, the Debtors filed a motion to sell Delphi’s bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code. On February 21, 2008, the Debtors announced that they had entered into a purchase agreement with Kyklos, Inc., a wholly owned subsidiary of Hephaestus Holdings, Inc. and an affiliate of KPS Special Situations Fund II, L.P. (“Kyklos”), which was the successful bidder at the auction held on February 19, and 20, 2008. The Court entered the order confirming the sale of the Bearings Business to Kyklos on March 19, 2008. The 2007 annual revenues for the Bearings Business were $280 million, which included $108 million of intra-segment sales. During 2008, Delphi recognized a charge of $30 million, included in cost of sales, related to the assets held for sale of the Bearings Business. The sale occurred on April 30, 2008, and Delphi received net proceeds from this sale of approximately $15 million.

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

North American Brake Product Asset Sale — On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan; Spring Hill, Tennessee; Oshawa, Ontario, Canada; and Saltillo, Mexico facilities. The 2007 annual revenues for North American Brake Components were $568 million. The sale occurred in the first quarter of 2008 and resulted in a gain of $5 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $40 million.

Mexico Brake Plant Business — On July 19, 2007, Delphi received approval from the Court to proceed with the sale of certain assets used in the brake and chassis modules product lines manufactured in a plant located in Saltillo, Mexico (the “Mexico Brake Plant Business”) for $15 million. The sale of the Mexico Brake Plant Business closed on October 1, 2007 and resulted in a gain of $4 million, which was recorded as a reduction to cost of sales in 2007.

Powertrain Systems Segment

Global Exhaust Business Sale — On June 27, 2008, the Debtors announced their intention to sell Delphi’s global exhaust business relating to the design and manufacture of the exhaust system front exhaust module including catalytic converters and exhaust manifolds (the “Exhaust Business”). On December 17, 2008 Delphi received approval from the Court for the sale of assets related to the Exhaust Business to Bienes Turgon S.A. de C.V. for $17 million (subject to adjustments). The Exhaust Business revenues for 2008 were approximately $317 million. The sale is expected to close during the first half of 2009 and Delphi recognized a charge of $14 million in cost of sales during the fourth quarter of 2008 related to the assets held for sale of the Exhaust Business. Although Delphi intends to divest its Exhaust Business, the Company intends to continue to provide full engine management systems, including air and fuel management, and combustion and valve-train technology.

Catalyst Product Line Sale — On September 28, 2007, Delphi closed on the sale of its original equipment and aftermarket catalyst business (the “Catalyst Business”) to Umicore for approximately $67 million which included certain post-closing working capital adjustments. Delphi recorded the loss of $30 million on the sale of the Catalyst Business in cost of sales in the third quarter of 2007. The Catalyst Business revenues for the nine months ended September 30, 2007 were $249 million. During 2008, Delphi and Umicore agreed on final working capital adjustments and Delphi received a payment of $9 million, of which $6 million offset a receivable recognized during 2007 and $3 million was recorded as a reduction to cost of sales.

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

Electronics and Safety Segment

Acquisition of Joint Venture — In 2008, Delphi made an additional investment in a consolidated South American majority-owned subsidiary for approximately $35 million in cash and short term notes. As a result, the ownership interest is now 100 percent.

Held-For-Sale Loss — In 2008, Delphi made the decision to divest a certain manufacturing business in Germany. Based on an estimate of anticipated proceeds, Delphi recognized a charge of $13 million, included in cost of sales, related to the assets held for sale. The divestiture is expected to occur during 2009.

MobileAria Asset Sale — In 2006, Delphi sold certain of its assets in MobileAria, a consolidated entity, which resulted in a gain of $7 million which has been recognized as a reduction of cost of sales in 2006.

Thermal Systems Segment

SDAAC Additional Investment — In 2006, Delphi made an additional investment in Shanghai Delphi Automotive Air Conditioning Co. (“SDAAC”) for approximately $14 million, which increased its equity ownership interest in SDAAC from 34 percent to 50 percent. SDAAC’s annual revenues for 2005 were approximately $133 million. In the third quarter of 2006 Delphi obtained a controlling management interest in SDAAC and began consolidating the entity. Prior to obtaining a controlling management interest, the entity was accounted for using the equity method.

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

The following table summarizes the employee termination benefit and other exit cost charges recorded for the years ended December 31, 2008, 2007 and 2006 by operating segment:

Segment	2008	2007	2006
	(in millions)

Electronics and Safety	$147	$36	$18
Powertrain Systems	63	55	58
Electrical/Electronic Architecture	78	132	82
Thermal Systems	24	48	73
Automotive Holdings Group	88	239	27
Corporate and Other	14	30	11

Continuing Operations	414	540	269
Discontinued Operations	58	132	30

Total	$472	$672	$299

Cost of sales	378	493	253
Selling, general and administrative expenses	36	47	16
Discontinued operations	58	132	30

The table below summarizes the activity in the employee termination benefits and exit costs liability for the year ended December 31, 2007 and 2008:

	Employee
	Termination	Other Exit Costs
	Benefits Liability	Liability	Total
	(in millions)

Accrual balance at December 31, 2006	$163	$3	$166
Provision for estimated expenses incurred during the period	506	166	672
Payments made during the year	(395)	(65)	(460)
Other	—	(79)	(79)

Accrual balance at December 31, 2007	$274	$25	$299
Provision for estimated expenses incurred during the period	346	126	472
Payments made during the year	(415)	(106)	(521)

Accrual balance at December 31, 2008	$205	$45	$250

Approximately $213 million and $276 million of the employee termination benefits and other exit costs accrual balance as of December 31, 2008 and 2007, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $13 million and $23 million of the employee termination benefits and other exit costs accrual balance as of December 31, 2008 and 2007, respectively, is included in other long-term liabilities. Approximately $24 million of the employee termination benefits and other exit costs accrual balance as of December 31, 2008 is included in liabilities held for sale.

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during 2008.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electronics and Safety and the Automotive Holdings Group segments plan to transfer core products manufactured at a shared location in Portugal to a lower cost market and exit non-core products from that facility in 2009, and recognized employee termination benefits of $51 million during 2008. Additionally, the Electronics and Safety, Electrical/Electronic Architecture, Thermal Systems and Automotive Holdings Group segments executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $118 million of employee termination benefits and other related exit costs during 2008. In addition, the Electronics and Safety segment is exiting production of a non-profitable product line and recorded $22 million of contract termination costs. European operations in the Electronics and Safety and Electrical/Electronic Architecture segments incurred $12 million of employee termination benefits and other exit costs in conjunction with headcount reductions and programs related to the rationalization of manufacturing and engineering process. Delphi’s Powertrain Systems segment transferred manual operations to lower cost markets in eastern Europe and Asia Pacific during 2008 and incurred employee termination benefits and other exit costs of $10 million.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $50 million related to the closure of a manufacturing facility in Athens, Alabama during 2008, which related to the Steering Business and was recorded in discontinued operations. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during 2008 for involuntary separation and incurred $160 million in related employee termination benefits included in continuing operations, and incurred $2 million in discontinued operations.

The following are details of significant charges during 2007.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electrical/Electronic Architecture segment transferred manufacturing operations from Germany, Portugal and Spain to lower cost markets in Eastern Europe and Asia Pacific during 2007. As a result, the Electrical/Electronic Architecture segment significantly reduced the number of employees at these locations, and announced involuntary employee separation packages for approximately $66 million. Additionally, the Electrical/Electronic Architecture and Thermal Systems segments executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $35 million of employee termination benefits and other related exit costs.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $268 million related to the closure of a manufacturing facility in Cadiz, Spain, of which $161 million related to the Automotive Holdings Group segment and $107 million, which related to the Steering Business, was recorded in loss from discontinued operations. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information. As a part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees, primarily in North America, during 2007 for involuntary separation, and incurred $63 million in related employee termination benefits in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems, and Automotive Holdings Group segments. Additionally, Delphi is implementing a plan for consolidation and outsourcing of certain administrative functions, including financial services and information technology. During 2007, Delphi incurred $19 million related to the outsourcing plan in the Corporate and Other segment. Finally, as part of Delphi’s initiative to modify its labor agreements,

Delphi signed agreements with the UAW and all of its other principal U.S. labor unions during 2007. The new agreements offered certain eligible Delphi employees severance payments and supplemental unemployment benefits, among other options. Delphi incurred $56 million of employee termination benefits related to these agreements, primarily in the Powertrain Systems, Electronics and Safety, Thermal Systems and Automotive Holdings Group segments. Refer to Note 16. U.S. Employee Workforce Transition Programs.

The following are details of significant charges during 2006:

•	Realignment of existing manufacturing capacity and closure of facilities. During 2006, Delphi’s Thermal Systems segment transferred certain operations in France to lower cost markets within Eastern Europe, and incurred related employee termination benefit and other exit costs of approximately $65 million. Delphi’s Powertrain Systems segment transferred operations from France and various other high cost markets within Europe to lower cost markets within Eastern Europe and Asia Pacific, and incurred employee termination benefit and other exit costs of approximately $50 million related to these activities. Additionally, Delphi’s Electrical/Electronic Architecture segment transferred operations from Spain and Germany to lower cost markets in Europe, and also realigned operations within North America. The Electrical/Electronic Architecture segment incurred approximately $49 million in employee termination benefits and other exit costs in these realignment and exit activities.

•	Transformation plan activities. Delphi incurred employee termination benefits and other exit costs of $15 million related to involuntary separation of salaried employees, primarily in North America, in its Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, and Automotive Holdings Group segments.

8.	INCOME TAXES

Income (loss) from continuing operations before income taxes, minority interest and equity income for U.S. and non-U.S. operations and the components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

U.S. income (loss)	$4,030	$(3,286)	$(5,331)
Non-U.S. (loss) income	(781)	492	310

Income (loss) from continuing operations before income taxes, minority interest and equity income	$3,249	$(2,794)	$(5,021)

The non-U.S. loss of $781 million includes an inter-company loss of $863 million related to an international restructuring transaction. This transaction involved the transfer of certain European subsidiaries to Delphi’s Luxembourg holding company in exchange for Euro denominated debt which created an inter-company gain in the U.S. and a corresponding foreign loss. The provision (benefit) for income taxes is comprised of:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Current income tax expense:
U.S. federal	$—	$—	$—
Non-U.S	176	166	124
U.S. state and local	(1)	(4)	(17)

Total current	175	162	107
Deferred income tax (benefit) expense, net:
U.S. federal	(10)	(649)	(2)
Non-U.S	(5)	8	18
U.S. state and local	—	(54)	—

Total deferred	(15)	(695)	16
Investment tax credits	(1)	(1)	(1)
Less: Income tax benefit related to minority interest	7	12	8

Total Income tax expense (benefit)	$166	$(522)	$130

Cash paid or withheld for income taxes, primarily non-U.S., was $141 million, $175 million and $171 million in 2008, 2007 and 2006, respectively.

A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate was:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Tax at U.S. federal statutory income tax rate	$1,137	$(978)	$(1,757)
U.S. income taxed at other rates	114	(97)	(62)
Non U.S. income taxed at other rates	281	(172)	(209)
Change in valuation allowance	(1,386)	668	2,154
Other changes in tax reserves	—	(3)	(26)
Withholding taxes	24	30	21
Other adjustments	(4)	30	9

Total income tax provision (benefit)	$166	$(522)	$130

Included in loss from discontinued operations are income tax provisions of $11 million, $8 million and $6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred income taxes and related valuation allowances

Delphi accounts for income taxes and the related accounts under the liability method. Deferred income tax assets and liabilities for 2008 and 2007 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Significant components of Delphi’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2008	2007
	(in millions)

Deferred tax assets
Other postretirement benefits	$478	$3,630
Pension benefits	2,150	1,043
R&D capitalization	1,562	1,864
Liabilities subject to compromise	1,847	314
Net operating loss carryforwards	847	782
Foreign tax credits	664	205
Depreciation	369	524
General business credits	461	435
Other employee benefits	218	248
Other U.S	857	854
Other non-U.S	391	370

Total gross deferred tax assets	9,844	10,269
Less: valuation allowances	(9,144)	(9,744)

Total deferred tax assets	$700	$525
Deferred tax liabilities
Depreciation	$219	$247
Tax on unremitted profits	23	46
Other U.S	262	73
Other non-U.S	51	74

Total gross deferred tax liabilities	555	440

Net deferred tax assets	$145	$85

Net current and non-current deferred tax assets and liabilities are included in the consolidated balance sheet as follows:

	Year Ended December 31,
	2008	2007
	(in millions)

Current assets	$96	$58
Current liabilities	(9)	(16)
Long term assets	85	43
Long term liabilities	(27)	—

Total deferred tax asset	$145	$85

Valuation allowance

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carryforwards. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Delphi evaluates the potential realization of deferred tax assets on a jurisdiction-by-jurisdiction basis. Due to Delphi’s recent history of losses, the Company has determined that a full valuation allowance for its net deferred tax assets continues to be appropriate in the following significant tax jurisdictions: U.S., France, Luxembourg, Romania and Spain. Delphi has not recognized the tax benefit on current operating losses generated in these countries in the amount of $139 million and $172 million for the years ended December 31, 2008 and 2007, respectively.

During 2008, due to continued losses in Austria, Hungary, Portugal and Germany, Delphi concluded it was no longer more likely than not that the deferred tax assets in these jurisdictions will be realized. The deferred tax assets impacted by these changes in circumstances were approximately $14 million. Due to operational changes, Delphi recorded a reversal of the valuation allowance of $8 million related to its Belgian operations, resulting in a net charge to the provision for income taxes of $6 million for 2008.

The net deferred tax assets of $145 million are primarily comprised of amounts from the U.K., Poland, Mexico, China and Brazil. A significant decrease in the U.S. deferred tax asset for other postretirement benefits (“OPEB”) was a result of the assumption by GM of the hourly OPEB obligation. Additionally, as part of the agreement to assume Delphi’s hourly OPEB obligation and certain special attrition programs, GM has agreed to accept a general unsecured claim of $2.5 billion, which has resulted in a significant increase in the U.S. deferred tax asset for liabilities subject to comprise. A full valuation allowance has been recorded for all U.S. deferred tax assets, including those for OPEB and liabilities subject to compromise.

Tax return filing determinations and elections

In connection with filing its 2008 U.S. federal income tax return, Delphi will make certain determinations and elections, based upon the best information available at the extended U.S. federal income tax return due date of September 15, 2009, including potential information about emergence from Chapter 11 proceedings. For example, Delphi may elect to capitalize certain 2008 U.S. research and development (“R&D”) expenditures in order to minimize U.S.-source tax losses that offset foreign-source income, thereby facilitating the utilization of available foreign tax credits in the U.S. federal income tax return. Such an election would have the effect of reducing the deferred tax assets for net operating losses (“NOL’s”) and foreign tax credit carryforwards and increasing the deferred tax asset for capitalized R&D by an equivalent amount. Such elections or determinations will not, however, have a material effect on the net deferred tax assets, since a full valuation allowance has been recorded for all U.S. deferred tax assets.

Net operating loss carryforwards

As of December 31, 2008, Delphi has recorded deferred tax assets of approximately $847 million for NOL carryforwards, comprised of $483 million for U.S. federal and state NOL’s and $364 million for non-U.S. NOL’s, with recorded valuation allowances of $483 million and $355 million, respectively. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The non-U.S. NOL’s relate primarily to France, Spain, Luxembourg and Germany. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.

Capitalized Research & Development Expenditures

Delphi has previously elected to capitalize certain R&D expenditures for U.S. tax purposes. The effect of this capitalization is to substantially reduce the deferred tax asset with respect to U.S. NOL carryforwards and to create a deferred tax asset for capitalized R&D expenditures. These deferred tax assets were $1,562 million and $1,864 million at December 31, 2008 and 2007, respectively. A full valuation allowance has been recorded for these deferred tax assets. The capitalized R&D expenditures will be amortized and deducted over a period of ten years, beginning in the year of capitalization.

Tax credit carryforwards

Delphi received dividend distributions and deemed dividend distributions of accumulated earnings from certain foreign subsidiaries in 2008 and 2007. These distributions generated significant foreign tax credits and resulted in a $664 million and $205 million foreign tax credit carryforward at December 31, 2008 and 2007 that can be used to offset future U.S. tax on foreign source income. Additionally, Delphi’s deferred tax assets include $461 million and $435 million of general business credits (primarily R&D credits) carryforwards at December 31, 2008 and 2007, respectively. A full valuation allowance has been recorded for these foreign tax credit and general business credit carryforwards. These tax credit carryforwards expire in 2019 through 2028.

Other comprehensive income taxes

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. The intraperiod tax allocation rules related to items charged directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

As of December 31, 2007, Delphi had disproportionate tax effects in OCI related to the hourly pension and OPEB obligations of a $533 million tax benefit and a $311 million tax expense, respectively. During 2008, Delphi accounted for its hourly pension and OPEB transfer to GM as settlement of liabilities. As a result, Delphi eliminated the disproportionate tax effect in OCI related to the hourly pension and OPEB obligations on a pro rata basis to the amount of the obligation that was settled. Accordingly, Delphi recorded a net $9 million tax benefit in continuing operations for 2008, comprised of a $320 million tax benefit and $311 million tax expense related to the hourly pension and OPEB obligation settlement, respectively.

In 2007, U.S. pre-tax other comprehensive income, primarily attributable to employee benefits, offset approximately $1.9 billion of U.S. pre-tax operating losses, reducing the Company’s current year valuation allowance and resulting in a benefit of $703 million allocated to the current year loss from continuing operations.

Cumulative undistributed foreign earnings

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of Delphi’s share of subsidiaries’ undistributed cumulative earnings that are not deemed to be indefinitely reinvested. In general, it is the practice and intention of Delphi to reinvest the earnings of its foreign subsidiaries in those operations. During 2008 Delphi had dividend distributions and deemed dividends related to certain financing and European restructuring transactions that result in a significant portion of the cumulative undistributed foreign earnings being included in the U.S. income tax provision. U.S. income taxes and non-U.S. withholding taxes were not provided on approximately $184 million and $1.4 billion of cumulative undistributed earnings as of December 31, 2008 and 2007, respectively, as such amounts are deemed to be indefinitely reinvested. It is not practicable to calculate the unrecognized tax provision on these earnings to the extent not indefinitely reinvested as the actual tax liability, if any, is dependent on circumstances existing when the remittance occurs. Delphi does intend to remit dividends from certain lower-tier foreign subsidiaries.

In addition, Delphi currently experiences tax holidays in various non-U.S. jurisdictions with expiration dates from 2009 through indefinite. The income tax benefits attributable to these tax holidays are approximately $10 million ($0.02 per share) for 2008, approximately $21 million ($0.04 per share) for 2007 and $17 million ($0.03 per share) for 2006.

Uncertain tax positions

Delphi recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

We adopted FIN 48 on January 1, 2007. At adoption, Delphi had recorded liabilities for unrecognized tax benefits of $62 million ($92 million if interest and penalties were included) of which $71 million, if recognized, would impact the effective tax rate.

A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2008	2007
	(in millions)

Balance at January 1	$63	$62
Additions related to current year	17	14
Additions related to prior year	2	5
Reductions related to prior year	(1)	(8)
Reductions due to expirations of statute of limitations	(2)	(3)
Settlements-cash	—	(7)

Balance at December 31	$79	$63

A portion of our unrecognized tax benefits would, if recognized, reduce our effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce our effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2008 and 2007, the amounts of unrecognized tax benefit that would reduce our effective tax rate were $53 million and $60 million, respectively.

Total amounts of interest and penalties recognized

Delphi recognizes interest and penalties as part of income tax expense. Total accrued liabilities for interest and penalties were $22 million and $26 million at December 31, 2008 and 2007, respectively. Total interest and penalties recognized as part of income tax expense (benefit) were $(4) million for 2008 and $(4) million for 2007

Reasonably possible that total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date

Delphi files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Foreign taxing jurisdictions significant to Delphi include Brazil, China, France, Germany, Mexico, Poland and the U.K. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the company’s unrecognized tax benefits. However, Delphi does not expect the overall change in unrecognized tax benefits over the next twelve months to be significant.

Description of tax years that remain subject to examination by major jurisdiction

In the U.S., federal income tax returns for years prior to 2008 have been effectively settled. It is anticipated that claims pending from prepetition periods will be settled upon emergence. In addition, open tax years related to various states remain subject to examination, but are not considered to be material.

Foreign taxing jurisdictions significant to Delphi include Brazil, China, France, Germany, Mexico, Poland, and the U.K. Open tax years related to these foreign taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, Delphi affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2002.

9.	PROPERTY, NET

Property, net consisted of:

	Estimated Useful	December 31,
	Lives (Years)	2008	2007
	(in millions)

Land	—	$115	$123
Land and leasehold improvements	3-31	190	217
Buildings	29-40	1,643	1,818
Machinery, equipment, and tooling	3-27	4,581	6,180
Furniture and office equipment	3-15	710	726
Construction in progress	—	265	236

Total		7,504	9,300
Less: accumulated depreciation and amortization		(4,107)	(5,437)

Total property, net		$3,397	$3,863

Delphi evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test the recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of the assets was determined based on the “held for use” classification. Delphi may incur significant impairment charges or losses on divestitures upon these assets being classified as “held for sale.” The following table summarizes the impairment charges related to long-lived assets held for use for the years ended December 31, 2008, 2007 and 2006:

Segment	2008	2007	2006
	(in millions)

Electronics and Safety	$15	$1	$4
Powertrain Systems	—	13	12
Electrical/Electronic Architecture	2	6	1
Thermal Systems	10	—	11
Automotive Holdings Group	10	78	144

Continuing operations	37	98	172
Discontinued operations	—	193	43

Total	$37	$291	$215

During 2008, Delphi’s Electronics and Safety segment recorded $10 million of long-lived asset and tooling impairment charges related to the exit of a non-profitable product line. Additionally, the Thermal Systems segment recorded $6 million related to the planned exit of a manufacturing facility in Suzhou, China in 2009.

Delphi’s Bearings Business was a non-core product line in the Automotive Holdings Group segment that Delphi sold in 2008. During 2007, Delphi had reassessed its estimated net proceeds from the ultimate sale and disposition of the Bearings Business, indicating an indicator of impairment. Delphi determined that the carrying value of the Bearings Business exceeded the undiscounted estimated future cash flows and consequently recognized impairment charges of $54 million in 2007. Also during 2007, Delphi recognized $11 million of long-lived asset impairment related to a plant in Delphi’s Automotive Holdings Group segment. This impairment was caused by a deterioration in the expected net proceeds resulting from the use and ultimate sale of these assets. In addition, Delphi recognized $7 million of long-lived asset impairment for the Catalyst Business in the Powertrain Systems segment in 2007, which was caused by a deterioration in the estimated future cash flows through the expected sale date. The Catalyst Business was sold during the third quarter of 2007, refer to Note 6. Acquisitions and Divestitures.

During 2006, Delphi experienced deteriorated financial performance including reduced profitability at certain sites and product lines resulting from flattening revenue together with higher commodity cost. These factors resulted in substantial losses and an unfavorable outlook, which were indicators of potential impairment. Delphi tested the recoverability of its long-lived assets using projected future undiscounted cash flows based on internal budgets, recent and forecasted sales data, independent automotive production volume estimates and customer commitments. Based primarily on Delphi’s review of fair value appraisals, Delphi recorded long-lived asset impairment charges of $215 million for 2006. Refer to Note 5. Discontinued Operations for a discussion of the long-lived asset impairment charges recorded in loss from discontinued operations.

10.	GOODWILL

The changes in carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(in millions)

Balance at January 1,	$397	$378
Acquisitions	19	—
Impairment	(325)	—
Currency translation	(29)	19

Balance at December 31,	$62 (a)	$397	(b)

(a)	$62 million in Corporate and Other

(b)	$165 million in Electrical/Electronic Architecture, $155 million in Electronics and Safety and $77 million in Corporate and Other

Delphi reviews the recoverability of goodwill annually on May 31 and at any other time when business conditions indicate a potential change in recoverability. In conjunction with Delphi’s annual recoverability tests, the deterioration of Delphi’s financial performance, combined with an unfavorable outlook, were indicators for potential impairment. More specifically, during the second and fourth quarters of 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in global customer production volumes, particularly related to GM North America, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed significant declines in discounted future operating cash flows. Fair value was also adversely affected by declining industry market valuation metrics. These revised cash flows and declining market conditions caused the implied fair values of the Electrical/Electronic Architecture segment and the Electronics and Safety segment to be less than their respective book values. Accordingly, in 2008 the Company recorded goodwill impairment charges related to the Electrical/Electronic Architecture segment and the Electronics and Safety segment, totaling $168 million and $157 million, respectively.

Delphi performed its goodwill impairment test by comparing the carrying value of each of its reporting units to the fair value of the reporting unit. In determining fair value of reporting units, Delphi utilized a number of methodologies, including discounted cash flow analysis and review of fair value appraisals. Where the carrying value exceeded the fair value for a particular reporting unit, goodwill impairment charges were recognized. The goodwill impairment charges recognized were determined by stating all other assets and liabilities of a reporting unit at their fair values with the remaining fair value of the reporting unit attributed to goodwill. The resulting goodwill impairment charges are the excess of the recorded goodwill balance over the implied fair value of goodwill for the reporting unit. Delphi’s reporting units are the global businesses focused on product families. The fair value of the reporting units was negatively impacted by the continued deterioration of global business conditions as previously described.

11.	INVENTORIES, NET

A summary of inventories, net is shown below:

	December 31,
	2008	2007
	(in millions)

Productive material	$663	$926
Work-in-process and supplies	253	386
Finished goods	369	496

Total	$1,285	$1,808

12.	LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(in millions)

Payroll related obligations	$207	$238
Employee benefits, including current pension obligations	136	185
Accrued income taxes	72	54
Taxes other than income	199	195
Warranty obligations (Note 13)	128	244
U.S. employee workforce transition programs (Note 16)	115	234
Employee termination benefits and other exit costs (Note 7)	213	276
Interest on prepetition claims (Note 1)	415	411
Working capital backstop — Steering Business (Note 2)	210	—
Derivative financial instruments (Note 23)	132	24
Other	344	420

Total	$2,171	$2,281

Other long-term liabilities consisted of the following:

	December 31,
	2008	2007
	(in millions)

Workers compensation	$325	$328
Environmental (Note 18)	97	112
U.S. employee workforce transition programs (Note 16)	8	148
Extended disability benefits	60	72
Warranty obligations (Note 13)	236	315
Payroll-related obligations	35	34
Accrued income taxes	71	55
Derivative financial instruments (Note 23)	36	—
Other	105	121

Total	$973	$1,185

13.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2008 and 2007:

	2008	2007
	(in millions)

Accrual balance at beginning of year	$559	$383
Provision for estimated warranties incurred during the period	66	176
Provision for changes in estimate for preexisting warranties	34	115
GM warranty forgiveness	(112)	—
Settlements made during the year (in cash or in kind)	(167)	(128)
Foreign currency translation and other	(16)	13

Accrual balance at end of year	$364	$559

Approximately $128 million and $244 million of the warranty accrual balance as of December 31, 2008 and 2007, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $236 million and $315 million of the warranty accrual balance as of December 31, 2008 and 2007, respectively, is included in other long-term liabilities.

On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving certain warranty matters, including all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases. Delphi elected to defer amounts due under the Warranty Settlement Agreement until it received payments from GM, on or about the time of its emergence from chapter 11. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding support assisting Delphi in remaining compliant with the Global EBITDAR covenants in its existing debtors-in-possession credit facility, GM agreed, on July 31, 2008 to forgive certain of the cash amounts due under the Warranty Settlement Agreement, including any applicable interest, and as a result Delphi recorded the extinguishment of this liability as a reduction of warranty expense in 2008, of which $107 million was included in cost of sales and $5 million was included in discontinued operations. In 2007, Delphi recorded $83 million, net of an $8 million recovery, of additional warranty expense for a range of specific GM warranty claims, primarily in the Electronics and Safety (related to the instrument clusters product line which was transferred to the Electronics and Safety segment effective December 2007) and Powertrain Systems segments. Additionally, Delphi recorded an increase to warranty reserves for specific warranty claims related to the Powertrain Systems segment during 2007. Refer to Note 18. Commitments and Contingencies, Ordinary Business Litigation for additional disclosure regarding warranty matters.

14.	LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy. Although prepetition claims are generally stayed, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of professionals. The following data regarding the number and amount of claims and proof of claims is unaudited.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, pursuant to the Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. As of December 31, 2008, the Debtors’ have received approximately 16,800 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the Court. As of December 31, 2008, the Debtors have filed 33 omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,400 proofs of claim which asserted approximately $10.0 billion in aggregate liquidated amounts plus additional unliquidated amounts. As of December 31, 2008, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,900 of those claims, which orders reduced the amount of asserted claims by approximately $9.8 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 3,910 claims reducing the aggregate amounts asserted on those claims by $342 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount of approximately $1.45 billion. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases).

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

Liabilities Subject to Compromise consist of the following:

	December 31,
	2008	2007
	(in millions)

Pension obligations	$5,321	$3,329
Postretirement obligations other than pensions	1,201	8,786
Allowed GM general unsecured claim (Note 2)	2,500	—
Allowed GM administrative claim (Note 2)	1,628	—
Allowed IUE-CWA and USW claims (Note 2)	129	—
Debt and notes payable	1,984	1,984
Accounts payable	732	744
Junior subordinated notes due 2033	391	391
GM claim for U.S. employee workforce transition programs (Note 2)	—	312
Securities & ERISA litigation liability (Note 18)	351	351
Other	346	300

Total Liabilities Subject to Compromise	$14,583	$16,197

The decrease in liabilities subject to compromise as of December 31, 2008 is due to the reductions of postretirement obligations and the GM claim for the U.S. employee workforce transition programs resulting from the effectiveness of the Amended GSA and the Amended MRA during 2008. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information. The remaining other postretirement benefit obligations are primarily for salaried employees. On February 4, 2009, Delphi filed a motion with the Court seeking the authority to cease providing health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses (refer to Note 25. Subsequent Events).

15.	DEBT

Due to the Chapter 11 Filings (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy), prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (Refer to Note 14. Liabilities Subject to Compromise) on the consolidated balance sheet. The following is a summary of Long-Term Debt, including current maturities, and unsecured long-term debt included in Liabilities Subject to Compromise as of December 31, 2008 and 2007:

	December 31,
	2008				2007
	Subject to				Subject to
	Compromise		Debt		Compromise		Debt
	(in millions)

6.55%, unsecured notes, due 2006	$500	(a)(b)(c)	$—		$500	(a)(b)(c)	$—
6.50%, unsecured notes, due 2009	498	(a)(b)(c)	—		498	(a)(b)(c)	—
6.50%, unsecured notes, due 2013	493	(a)(b)(c)	—		493	(a)(b)(c)	—
7.125%, debentures, due 2029	493	(a)(b)(c)	—		493	(a)(b)(c)	—
Junior subordinated notes due 2033 (d)	391	(a)(b)(c)	—		391	(a)(b)(c)	—
Amended and restated DIP facility	—		3,620	(b)	—		—
Refinanced DIP facility	—		—		—		2,746
Accounts receivable factoring and European securitization program	—		352		—		589
Capital leases and other	—	(c)	257		—	(c)	219

Total debt	$2,375		$4,229		$2,375		3,554

Less: current portion			(4,174)				(3,495)

Long-term debt			$55				$59

(a)	Pursuant to the requirements of SOP 90-7 as of the Chapter 11 Filings, deferred financing fees related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt at December 31, 2008 and 2007.

(b)	Debt in default.

(c)	The Chapter 11 Filings triggered defaults on substantially all prepetition debt and certain lease obligations.

(d)	In conjunction with the liquidation of the Delphi Trust I and Delphi Trust II on November 14, 2006, the interests of Delphi Trust I and Delphi Trust II in the junior subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts.

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

Current Capital Structure

Amended and Restated DIP Credit Facility and Accommodation Agreement — During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Refinanced DIP Credit Facility (the “Amended and Restated DIP Credit Facility”), which amendments and extension became effective in May 2008. As a result of the amendment and restatement, the aggregate size of the facility was reduced from $4.5 billion to $4.35 billion, consisting of a $1.1 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”).

On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into the Accommodation Agreement allowing Delphi to retain the proceeds of its Amended and Restated DIP Credit Facility, which otherwise matured on December 31, 2008. On December 3, 2008, the Court entered an order approving Delphi’s motion and authorizing Delphi to enter into the Accommodation Agreement following the expiration of the applicable appeal period, assuming resolution of any objections filed in the interim. On December 12, 2008, Delphi satisfied the closing conditions set forth in the Accommodation Agreement and the Accommodation Agreement became effective. On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. Refer to Note 25. Subsequent Events for more information.

Termination Date of the Accommodation Agreement

Under the Accommodation Agreement (as amended by the Amendment and the Supplemental Amendment), Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until the earlier to occur of:

•	June 30, 2009, but subject to the satisfaction of certain conditions below;

•	Delphi’s failure to comply with its covenants under the Accommodation Agreement or the occurrence of certain other events set forth in the Accommodation Agreement; and

•	An event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions).

However, as referenced above, the expiration date of June 30, 2009 for the accommodation period will be shortened to May 5, 2009 if Delphi has not satisfied the following conditions:

(a)	received binding commitments, subject to customary conditions, on or prior to April 2, 2009, for debt and equity financing sufficient for it to emerge from chapter 11 pursuant to the modified plan of reorganization which was filed with the Court on October 3, 2008, or any other plan of reorganization that provides the administrative agent and the lenders under the Amended and Restated DIP Credit Facility with the same treatment as that set forth in the modified plan of reorganization; or

(b) (i)	has filed on or prior to April 2, 2009, modifications to the modified plan of reorganization or any other plan of reorganization to which the administrative agent does not submit a notice, within ten business days of such filing, informing Delphi that either (A) the Required Lenders (as defined in the Accommodation Agreement) or (B) lenders party to the Accommodation Agreement holding Tranche A, Tranche B Term Loan and Tranche C Term Loan commitments and exposure representing in excess of 50% of the Tranche A, Tranche B Term Loan and Tranche C Term Loan commitments and exposure held by all lenders party to the Accommodation Agreement (the “Required Total Participant Lenders”), affirmatively oppose such modifications or plan of reorganization (a “Notice”), and

(ii)	on or prior to May 2, 2009, has obtained entry of the Court’s order approving modifications to the Disclosure Statement with respect to the modified plan of reorganization, as may have been further modified, or a disclosure statement with respect to such other plan of reorganization as described above and the approval to re-solicit or solicit votes, as the case may be. The administrative agent would submit a Notice if either the Required Lenders or the Required Total Participant Lenders vote, within ten business days after the filing of the modifications to the modified plan of reorganization or the new plan of reorganization, to oppose such plan modifications (or any such other filed plan of reorganization) on the grounds that such plan was not acceptable to them.

There can be no assurance the outside termination date of the Accommodation Agreement will not be shortened from June 30, 2009 to May 5, 2009 because there can be no assurance that we will meet the conditions of (a) or (b) above.

Requirements of the Accommodation Agreement

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008, (the effective date of the Accommodation Agreement). However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and

Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement). Additionally, prior to the effective date of the Accommodation Agreement, Delphi was required to and did the following:

•	replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility that had not been collateralized prior to that date, and

•	limit the aggregate principal amounts outstanding under Tranche A borrowings to no more than $377 million.

Prior to the effectiveness of the Accommodation Agreement, Delphi was permitted to and did provide cash collateral, in an aggregate amount of $200 million, which was pledged to the administrative agent for the benefit of the lenders (“Borrowing Base Cash Collateral”). Upon Delphi’s request, portions or all of the Borrowing Base Cash Collateral will be transferred back to Delphi provided that Delphi is in compliance with the borrowing base calculation in the Accommodation Agreement and no event of default has occurred. In addition, under certain conditions included in the Accommodation Agreement, Delphi increased its pledge of the equity interests in Delphi’s first-tier foreign subsidiaries from 65% to 100%, which triggered a deemed dividend for tax purposes (no additional cash taxes were incurred).

Terms of the Amended and Restated DIP Credit Facility and Accommodation Agreement

The facilities currently bear interest at the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent, as detailed in the table below, and the amounts outstanding (in millions) and rates effective as of December 31, 2008 were:

		Borrowings as of	Rates Effective as of
	ABR Plus	December 31, 2008	December 31, 2008

Tranche A	5.00%	$370	9.25%
Tranche B	5.00%	$500	9.25%
Tranche C	6.25%	$2,750	10.50%

Tranche A, Tranche B and Tranche C facilities include ABR floor of 4.25%

The Company had $117 million in letters of credit outstanding under the Revolving Facility as of December 31, 2008. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Accommodation Agreement. Under the Accommodation Agreement, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate. Based on the current borrowing base computation in effect at December 31, 2008, as defined in the Accommodation Agreement, Delphi’s borrowing base was reduced by the maximum deduction of $275 million for unrealized losses related to Delphi’s hedging portfolio, which as of December 31, 2008 resulted in net losses included in OCI of $194 million pre-tax, primarily related to copper and Mexican Peso hedges, as further described in Note 23. Fair Value of Financial Instruments, Derivatives and Hedging Activities to the consolidated financial statements.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability, among other things, to incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. As long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). Delphi’s Facility Availability Amount was less than $500 million at December 31, 2008 as all commitments were cancelled with the effectiveness of the Accommodation Agreement on December 12, 2008.

The Accommodation Agreement also contains additional covenants, amends certain of the existing covenants in the Amended and Restated DIP Credit Facility and includes additional events of default under the Amended and Restated DIP Credit Facility. Additional covenants under the Accommodation Agreement include (i) a prescribed minimum borrower liquidity level, (ii) a requirement to repay obligations under the

Amended and Restated DIP Credit Facility pursuant to an Accommodation Agreement borrowing base covenant (approximately $131 million was repaid during January 2009 as a result of the borrowing base calculation), (iii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility to the extent any specified litigation proceeds are received in cash, (iv) a prohibition on the repatriation of cash from foreign subsidiaries as cash dividends, cash otherwise distributed in redemption of or in exchange for equity interests in foreign subsidiaries or through the repayment of notes unless used to repay obligations under the Amended and Restated DIP Credit Facility and (v) a requirement to repay $60 million in obligations under the Amended and Restated DIP Credit Facility in accordance with the schedule set forth in the Accommodation Agreement.

Changes to covenants under the Amended and Restated DIP Credit Facility include (i) a reduction in the cap on permitted debt and liens on assets of foreign subsidiaries, (ii) a reduction in the cap on net cash proceeds from asset sales before such proceeds must be utilized to repay the obligations under the Amended and Restated DIP Credit Facility, (iii) modifications to certain debt and lien baskets, including permitting cash collateralization of letters of credit and an increase in secured hedging obligations and (iv) enhanced monthly financial reporting.

The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility and Accommodation Agreement) for Delphi and its direct and indirect subsidiaries, on a consolidated basis. Prior to the Amendment the Global EBITDAR covenant was $450 million for the period ended December 31, 2008.

The covenants also impose restrictions on Delphi’s derivative contracts. Refer to Note 23. Fair Value of Financial Instruments, Derivatives and Hedging Activities for more information.

Delphi was in compliance with the Amended and Restated DIP Credit Facility and Accommodation Agreement covenants as of December 31, 2008. However, during December 2008 as a result of significant vehicle production cuts, particularly in North America, the amount of outstanding accounts receivable and inventory declined, thus requiring periodic repayments of amounts outstanding under Tranches A and B of the Amended and Restated DIP Credit Facility to maintain compliance with the borrowing base computation. As of January 31, 2009 there was approximately $314 million outstanding under Tranche A and approximately $425 million outstanding under the Tranche B Term Loan. Reduced volume projections were expected to result in a significant decline in rolling 12-month cumulative Global EBITDAR at the end of January 2009, which without the Amendment might have put Delphi’s ability to comply with the Global EBITDAR covenants at risk. In addition, this deterioration reduced the amount of outstanding receivables, potentially requiring Delphi to repay significant additional amounts currently outstanding under the Revolving Facility in the months of January and February 2009, further reducing liquidity in its North American operations. However, as discussed further in Note 25. Subsequent Events, pursuant to the Amendment, the lenders have agreed to restructure the components of the borrowing base supporting amounts outstanding under and modify certain covenants contained in the Accommodation Agreement.

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

New events of default under the Amended and Restated DIP Credit Facility include (i) any amendment, waiver, supplement or modification to the Amended GSA or the Amended MRA requiring Court approval that, taken as a whole, materially impairs the rights of Delphi or its affiliated debtors as borrowers or guarantors, materially reduces the amount, or decelerates the timing of, any material payments under either such agreement, if the Required Lenders object, (ii) any repudiation in writing or termination of the Amended GSA or the Amended MRA by any party thereto, or a failure to perform any obligation thereunder, which failure materially impairs the rights of Delphi thereunder, (iii) certain amendments, waivers, modifications, or supplementations of any term of the GM Advance Agreement or the Partial Temporary Accelerated Payments Agreement (as defined below), (iv) any event or condition that results in GM not funding amounts requested under the GM Advance Agreement and (v) the enforcement or failure to stay enforcement of a judgment or order against any borrower or guarantor with respect to any amounts advanced under the Amended and Restated DIP Credit Facility.

In connection with the Accommodation Agreement, Delphi has paid fees to the consenting lenders of 200 basis points, or approximately $37 million. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Accommodation Agreement. The Company also received authority to pay applicable fees to various lenders in conjunction with the Amendment and the Supplemental Amendment, and has paid approximately $11 million in fees to the consenting lenders for both amendments.

In connection with the entry into the Amended and Restated DIP Credit Facility in May 2008, Delphi paid a total of approximately $75 million to participating lenders on the Revolving Facility, the Tranche B facility and the Tranche C facility. Delphi also received approval from the Court to pay arrangement and other fees to various lenders in conjunction with the Amended and Restated DIP Credit Facility and the bankruptcy exit financing that was commenced but not completed.

In conjunction with the entry into the Amended and Restated DIP Credit Facility, the Refinanced DIP Credit Facility was terminated. Delphi incurred no early termination penalties in connection with the termination of this agreement. However, as a result of significant changes in the debt structure and corresponding cash flows related to the refinancing, Delphi expensed $49 million of unamortized debt issuance costs related to the Amended and Restated DIP Credit Facility and the Refinanced DIP Credit Facility in the second quarter of 2008, which was recognized as loss on extinguishment of debt. As of December 31, 2008, $56 million of debt issuance costs remains deferred in other current assets and is being amortized over the term of the Amended and Restated DIP Credit Facility, as modified by the Accommodation Agreement.

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

Advance Agreement and Liquidity Support from General Motors and Related Matters — Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA (the “GM Advance Agreement”). The original GM Advance Agreement had a maturity date of the earlier of December 31, 2008, when $650 million was to have been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. The original GM Advance Agreement provided for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The accrued interest on the advances made through the effectiveness of the Amended GSA and Amended MRA was cancelled due to the effectiveness of the Amended GSA and Amended MRA, and Delphi was not able to redraw the original $650 million facility amount.

On September 26, 2008, the Court granted Delphi’s motion to amend the GM Advance Agreement to provide for an additional $300 million facility which could be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008 and to give GM an administrative claim for all unpaid advances under such additional facility. Continued availability to draw against the additional $300 million facility was conditioned upon Delphi filing a plan of reorganization and related disclosure statement in form and substance materially consistent with Section 5 of the Amended GSA and Section 7.01 of the Amended MRA which condition was satisfied with Delphi’s filing of proposed modifications to its previously confirmed plan of reorganization with the Court on October 3, 2008, and certain other conditions.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008 (as supplemented) (the “GM Advance Agreement Amendment”), through the earlier of (i) June 30, 2009, (ii) such date as Delphi files any motion seeking to amend the plan of reorganization in a manner that is not reasonably satisfactory to GM, (iii) the termination of the Accommodation Agreement or the accommodation period therein, or (iv) such date when a plan of reorganization becomes effective. The Court approved Delphi’s motion to amend and extend the GM Advance Agreement concurrently with the approval of Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, GM has agreed, subject to certain conditions, to accelerate payment of certain payables to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement, which could result in an additional $300 million of liquidity to Delphi through May of 2009. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. Both the amendment to the GM Advance Agreement and the Partial Temporary Accelerated Payments Agreement were effective concurrent with the Accommodation Agreement, on December 12, 2008. Conforming amendments were made to the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement contemporaneously with Court approval of the Amendment and Supplemental Amendment to the Accommodation Agreement as described in Note 25. Subsequent Events. Additionally, Delphi anticipates filing a motion with the Court seeking approval of subsequent amendments to the GM Advance Agreement to reflect the conditions pursuant to which GM will agree to increase the amounts available under such agreement, see Note 25. Subsequent Events.

There can be no assurances, however that GM will have sufficient liquidity to accelerate payables to Delphi or advance amounts under the GM Advance Agreement. Refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for risks and uncertainties related to our business relationship with GM.

The GM Advance Agreement currently has a targeted cash balance amount of $25 million and Delphi is required to use any free cash flow above the targeted cash balance amount (as determined in accordance with the GM Advance Agreement) to repay from time to time any amounts outstanding thereunder. As of December 31, 2008, no amounts were outstanding pursuant to the GM Advance Agreement and $300 million was available for future advances.

European Securitization Factoring — In December 2008, Delphi signed a termination agreement under the European accounts receivables securitization program (the “European Program”) establishing that the program principal would be repaid by March 31, 2009. However, in January 2009, Delphi entered into an extension to the termination period such that the program principal will be repaid by June 17, 2009 via amortization of principal over the extension period. The program had an availability of €178 million ($249 million with December 31, 2008 foreign currency exchange rates) and £12 million ($17 million with December 31, 2008 foreign currency exchange rates) until the termination date. During the extension period, the availability under the program is capped at dollar equivalent of the sum of €38 million ($54 million with December 31, 2008 foreign currency exchange rates) and £9 million ($13 million with December 31, 2008 foreign currency exchange rates). Borrowings on the accounts receivable transferred under this program are accounted for as short-term debt. As of December 31, 2008 and 2007, outstanding borrowings under this program were approximately $88 million and $205 million, respectively. Delphi continues to have access to other forms of receivables financing in Europe as noted below, and has received preliminary credit approval from a syndicate of lenders on a replacement securitization program that it is seeking to implement in the first quarter of 2009.

The table below shows a reconciliation of changes in interest in accounts receivables transferred for the period ended December 31, 2008.

(in millions)

Beginning Balance at December 31, 2007	$205
Receivables transferred	1,496
Proceeds from new securitizations	(1,549)
Receivables Repurchased	(96)
Other	32

Ending balance	$88

Accounts Receivable Factoring — Delphi also maintains various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of December 31, 2008 and 2007, we had $264 million and $384 million, respectively, outstanding under these accounts receivable factoring facilities.

Capital Leases and Other — As of December 31, 2008 and 2007, Delphi had other debt outstanding issued by certain international subsidiaries, primarily bank lines in Asia Pacific, and capital lease obligations of approximately $257 million and approximately $219 million, respectively.

Junior Subordinated Notes — Delphi has outstanding junior subordinated debt with an aggregate principal value of $400 million. The junior subordinated debt is represented by two global notes held by the Depository Trust Company or its nominee. The first junior subordinated note, with an aggregate principal value of $250 million, bears interest at 8.25% per year and matures on November 15, 2033. The second junior subordinated note bears interest at a fixed rate through November 15, 2008 and at an adjustable rate thereafter until it matures on November 15, 2033. Delphi originally issued these notes to Delphi Trust I and Delphi Trust II, respectively, both of which were Delphi subsidiaries. Delphi’s chapter 11 filing constituted an “early termination event” pursuant to which both trusts were required to be dissolved in accordance with their respective trust declarations. On November 14, 2006, both trusts were terminated. In connection with the terminations, the interests of Delphi Trust I and Delphi Trust II in the subordinated notes were transferred to the holders of the trust preferred securities issued by the two Trusts. Pursuant to the requirements of SOP 90-7, as of the Chapter 11 Filings, deferred financing fees related to the Trusts are no longer being amortized and have been included as an adjustment of their net carrying value. Delphi determined that both Trust I and Trust II were considered variable interest entities, of which Delphi was not the primary beneficiary. As a result, although both Trust I and Trust II were 100% owned by Delphi, the Company did not consolidate them into its financial statements. However, the Trust I and Trust II notes are reflected as liabilities subject to compromise on the consolidated balance sheet. The related contractual interest for the years ended December 31, 2008, 2007 and 2006 is not recognized in accordance with the provisions of SOP 90-7. If Trust I and Trust II had been consolidated by Delphi, there would be no material impact in any of the periods presented.

Interest — Cash paid for interest related to amounts outstanding within Delphi’s current capital structure totaled $442 million, $377 million and $424 million in 2008, 2007 and 2006, respectively.

In accordance with SOP 90-7, effective October 8, 2005, the Company ceased accruing and paying interest expense on its outstanding unsecured prepetition debt classified as subject to compromise. In 2007, the Company began recording prior contractual interest expense related to certain prepetition debt and allowed unsecured claims because it became probable that the interest would become an allowed claim based on the Plan. At December 31, 2008 and 2007, Delphi had accrued interest of $415 million and $411 million, respectively, in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the plan modifications are approved. The Company’s contractual interest not accrued or paid in 2008 was $131 million, contractual interest accrued but not paid in 2007 was $133 million, and contractual interest not accrued or paid in 2006 was $148 million. In accordance with the Court-approved first day motion, the Company continues to accrue and pay the contractual interest on the secured credit facilities.

The principal maturities of debt, net of applicable discount and issuance costs, and the minimum capital lease obligations not subject to compromise for the five years subsequent to 2008 are as follows:

Debt and
Capital Lease
Year	Obligations
(in millions)

2009	$4,174
2010	19
2011	5
2012	5
2013	5
Thereafter	21

Total	$4,229

Indebtedness Throughout 2007

Refinanced DIP Credit Facility — On January 5, 2007, the Court granted Delphi’s motion to obtain replacement postpetition financing of approximately $4.5 billion. On January 9, 2007, Delphi refinanced its prepetition and postpetition credit facilities obligations by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. The Refinanced DIP Credit Facility consisted of a $1.75 billion first priority revolving credit facility (“Tranche A” or the “Revolving Facility”), a $250 million first priority term loan (“Tranche B” or the “Tranche B Term Loan” and, together with the Revolving Facility, the “First Priority Facilities”), and an approximate $2.5 billion second priority term loan (“Tranche C” or the “Tranche C Term Loan”). The Refinanced DIP Credit Facility was obtained to refinance both the $2.0 billion Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of November 21, 2005 (as amended, the “Amended DIP Credit Facility”) and the approximate $2.5 billion outstanding on its $2.8 billion Five Year Third Amended and Restated Credit Agreement, dated as of June 14, 2005 (as amended, the “Prepetition Facility”). As of January 9, 2007, both the Refinanced DIP Credit Facility $250 million Tranche B Term Loan and approximately $2.5 billion Tranche C Term Loan were funded.

The Refinanced DIP Credit Facility carried an interest rate at the option of Delphi of either the Administrative Agent’s Alternate Base Rate plus (i) with respect to Tranche A borrowings, 2.50%, (ii) with respect to Tranche B borrowings, 2.50%, (iii) with respect to Tranche C borrowings, 3.00%, or LIBOR plus (x) with respect to Tranche A borrowings, 3.50%, (y) with respect to Tranche B borrowings 3.50%, and (z) with respect to Tranche C borrowings 4.00%. The LIBOR interest rate period could be set at a two-week or one-, three-, or six-month period as selected by Delphi in accordance with the terms of the Refinanced DIP Credit Facility. Accordingly, the interest rate fluctuated based on the movement of the Alternate Base Rate or LIBOR through the term of the Refinanced DIP Credit Facility. Also as of December 31, 2007, there were no amounts outstanding under the Revolving Facility and the Company had $255 million in letters of credit outstanding under the Revolving Facility as of that date, including $150 million related to the letters of credit provided to the PBGC discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy.

Other — Delphi had access to the European Program, various accounts receivable factoring facilities in Europe and had other international subsidiary debt and capital lease obligations during 2007, as further described above under “Current Capital Structure.”

16.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

The following table represents the movement in the U.S. employee workforce transition program liability for 2007 and 2008:

U.S. Employee Workforce Transition Program Liability	(in millions)

Balance at December 31, 2006	$830
U.S. employee workforce transition program charges	52
Buy-down wage liability	323
Payments	(793)
Pension and other postretirement benefits (Note 17)	(48)
Accretion and other	18

Balance at December 31, 2007	$382
U.S. employee workforce transition program charges	21
Buy-down wage liability adjustment	(37)
Payments	(219)
Pre-retirement program pension payment to GM	(9)
Pension and other postretirement benefits (Note 17)	(23)
Accretion and other	8

Balance at December 31, 2008	$123

Approximately $115 million and $234 million of the U.S. employee workforce transition program liability is included in accrued liabilities at December 31, 2008 and 2007, respectively, and approximately $8 million and $148 million is included in other long-term liabilities at December 31, 2008 and 2007, respectively, in the consolidated balance sheet.

The following table represents the movement in the U.S. employee workforce transition program buydown wage asset for 2007 and 2008:

U.S. Employee Workforce Transition Program Buydown Wage Asset	(in millions)

Balance at December 31, 2006	$—
Buy-down wage asset	323
Amortization expense	(22)

Balance at December 31, 2007	$301
Buy-down wage asset adjustment	(49)
Amortization expense	(61)
Amounts reimbursed by GM upon Amended GSA effectiveness	(155)
Reclassified amounts as a receivable from GM under Amended GSA	(126)
Reorganization gain	90

Balance at December 31, 2008	$—

As of December 31, 2007, approximately $80 million of the U.S. employee workforce transition program buydown wage asset was included in other current assets and approximately $221 million was included in other long-term assets in the consolidated balance sheet.

2007 Workforce Transition Programs

On June 22, 2007, Delphi, GM, and the UAW signed the UAW settlement agreement which included a workforce transition program for eligible UAW employees (the “UAW Workforce Transition Program”). Included in the UAW Workforce Transition Program is an attrition program similar to the U.S. employee special attrition programs offered in June 2006. The attrition program in the UAW Workforce Transition Program offered certain eligible Delphi employees the following options: (i) normal and early voluntary retirements with a lump sum incentive payment of $35,000, (ii) a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service are granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they will retire without additional incentives, and (iii) buyout payments which, depending on the amount of seniority or credited service, range from $70,000 to $140,000. The UAW Workforce Transition Program also offered the following options: (i) flowback rights to eligible Delphi employees as of the date of the filing of Delphi’s bankruptcy petition who do not elect the attrition options, including a relocation allowance of up to $67,000 in certain circumstances when plants cease production, (ii) buy-down payments totaling up to $105,000 for eligible traditional employees who do not elect the attrition option or flowback and continue to work for Delphi under the terms of the 2004 UAW-Delphi Supplemental Agreement applicable to employees hired after 2004, transferring those employees to Supplemental Employee Status as of October 1, 2007, (iii) conversion of temporary employees in UAW-Delphi plants to permanent employee status, and (iv) severance payments up to $40,000 or supplemental unemployment benefits to eligible employees who are permanently laid off prior to September 14, 2011.

On August 5, 2007, Delphi, GM and the IUE-CWA signed the IUE-CWA settlement agreement, which included a workforce transition program for eligible IUE-CWA employees (the “IUE-CWA Workforce Transition Program”) and included an attrition program similar to the 2006 U.S. employee special attrition programs. The attrition program in the IUE-CWA Workforce Transition Program was similar to the attrition program included in the UAW Workforce Transition Program except that the buyout payments based on seniority or credited service ranged from $40,000 to $140,000. The IUE-CWA Workforce Transition Program also offers the following options: (i) special employee placement opportunities with GM for eligible Delphi employees who do not elect the attrition options, including relocation allowances of up to $67,000 in certain circumstances when specific plants cease production, (ii) provision of buy-down payments totaling up to $125,000 for eligible employees who do not elect the attrition option or become employed by GM and continue to work for Delphi under the terms of the IUE-CWA settlement agreement, and (iii) severance payments up to $40,000 or supplemental unemployment benefits to eligible employees who are permanently laid off prior to October 12, 2011.

On July 31 and August 1, 2007, Delphi and GM signed settlement agreements with the IAM, IBEW, IUOE Local 18S, IUOE Local 101S, and IUOE Local 832S (collectively the “Splinter Unions”). With the exception of the IUOE Local 101S Agreement, these Splinter Union settlement agreements included workforce transition programs (the “Splinter Unions Workforce Transition Program”) and included attrition programs similar to the attrition program included in the IUE-CWA Workforce Transition Program. The Splinter Unions Workforce Transition Program also offered options of buy-down payments totaling up to $10,000 for eligible employees or severance payments up to $40,000 to eligible employees who are permanently laid off prior to September 14, 2011.

On August 16, 2007, Delphi, GM and the USW signed the USW settlement agreements, which included certain workforce transition options for eligible USW employees at the Home Avenue and Vandalia operations similar to certain options presented in the IUE-CWA Workforce Transition Program.

During 2007, Delphi recorded charges for the attrition programs of approximately $52 million, which included a reduction in the U.S. employee workforce transition program liability of $64 million due to a change in estimated future payments for both the 2006 and 2007 programs. The estimated payments to be made under the buy-down arrangements within the Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset is being amortized over the life of the respective union agreements. In 2008 and 2007, Delphi recognized $61 million and $22 million, respectively, of wage asset amortization. The corresponding wage liability is being reduced as buy-down payments are made. Delphi paid $83 million and $120 million during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, Delphi had $83 million and $203 million of liability recorded, respectively. At December 31, 2008 and 2007, Delphi had $68 million and $2 million, respectively, recorded as receivable from GM.

During the year ended December 31, 2007, Delphi also recorded pension curtailment losses of $175 million, which were partially offset by a curtailment gain of $5 million related to other postretirement benefits. These curtailments are discussed further in Note 17. Pension and Other Postretirement Benefits.

Total workforce transition program charges were $244 million for 2007, of which $212 million is recorded in U.S. workforce transition program charges and $32 million is recorded in loss on discontinued operations. In addition, costs related to severance payments and supplemental unemployment benefits for U.S. employees at sites that will be sold or wound down in accordance with the workforce transition programs of $56 million were included in cost of sales.

2006 Attrition Programs

On March 22, 2006, Delphi, GM and the UAW agreed on a special attrition program (the “UAW Special Attrition Program”), and on May 12, 2006, the Court entered the final order approving Delphi’s entry into the program with certain modifications. Delphi, GM, and the UAW agreed on a supplemental agreement on June 5, 2006 (the “UAW Supplemental Agreement”) to the UAW Special Attrition Program which was approved by the Court by order entered on July 7, 2006 (collectively, the UAW Special Attrition Program and UAW Supplemental Agreement are referred to herein as the “UAW Attrition Programs”). The UAW Attrition Programs offered, among other things, certain eligible Delphi U.S. hourly employees represented by the UAW normal and early voluntary retirements with a $35,000 lump sum incentive payment paid by Delphi and reimbursed by GM. The programs also provided a pre-retirement program under which employees with at least 26 and fewer than 30 years of credited service were granted the ability to cease working and to receive monthly payments and benefits until they accrue 30 years of credited service at which time they would be eligible to retire without additional incentives. The programs also provided buyout payments which, depending on the amount of seniority or credited service, ranged from $40,000 to $140,000. GM agreed to reimburse Delphi for one-half of these buyout payments and Delphi agreed to provide an allowed prepetition general unsecured claim to GM. In addition, employees who elected to participate in the UAW Attrition Programs were eligible to retire as employees of Delphi or flow back to GM and retire. During 2006, approximately 10,000 employees elected to flow back to GM and retire. Although GM agreed to assume the postretirement healthcare and life insurance coverages for these retirees, due to the volume of retirements, GM was unable immediately to transition these retirees to GM healthcare and life insurance plans. Delphi agreed to administer health and life insurance coverage for these retirees during the transition period and GM agreed to reimburse Delphi for the actual costs of providing such coverage. During 2007, GM overpaid Delphi. Therefore as of December 31, 2007, Delphi owed GM approximately $10 million which was repaid during 2008.

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

Delphi recorded special termination benefit charges of approximately $1,117 million for the year ended December 31, 2006, for the pre-retirement and buyout portions of the cost of the U.S. employee special attrition programs. Since Delphi agreed to provide GM with an allowed prepetition general unsecured claim for its 50% share of the financial responsibility of the buyout payments, Delphi expensed 100% of the buyout payments. In addition, Delphi recorded net pension and postretirement benefit curtailment charges of approximately $1,897 million and a credit of $59 million due to a curtailment gain related to extended disability benefits for the year ended December 31, 2006. Total workforce transition charges were $2,955 million, of which $2,706 million is recorded in U.S. workforce transition charges and $249 million is recorded in loss on discontinued operations.

2008 Reimbursement

As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, the net reorganization gain recorded for the elements of the Amended GSA that were implemented during 2008, included $491 million related to GM’s reimbursement of costs incurred under the 2006 and 2007 special attrition programs. GM reimbursed Delphi $230 million related to the funding of various 2007 U.S. hourly workforce special attrition programs, consistent with the provisions of the U.S. labor union settlement agreements. Additionally, previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM. The following table details this component of the reorganization gain and cash received:

	Reorganization
Amended GSA Effectiveness	Gain	Cash
	(in millions)

Amounts reimbursed for buyouts	$68	$68
Amounts reimbursed for retirement incentives	—	7
Amounts reimbursed for buy-downs	90	155
Forgiveness of 2006 special attrition program allowed claim	333	—

Total	$491	$230

17.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Delphi sponsors pension plans covering unionized employees in the U.S., which generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. Delphi also sponsors defined benefit plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participate in non-qualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, Korea, Turkey, Italy and the United Kingdom (“UK”). The UK and certain Mexican plans are funded.

Delphi froze the Salaried Plan, the Supplemental Executive Retirement Program (“SERP”) the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective as of September 30, 2008. Effective as of October 1, 2008, Delphi’s existing Savings-Stock Purchase Program for Salaried Employees was enhanced to provide a Delphi matching contribution and a 4% non-elective Delphi retirement contribution. Additionally, Delphi reached agreement with its labor unions resulting in a freeze of traditional benefit accruals under the Hourly Plan effective as of November 30, 2008.

Delphi also maintains other postretirement benefit plans, which provide covered U.S. hourly and salaried employees with retiree medical and life insurance benefits. On February 4, 2009, Delphi filed a motion with the Court seeking the authority to cease providing health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses (refer to Note 25. Subsequent Events). Certain of Delphi’s non-U.S. subsidiaries have other postretirement benefit plans; although most participants are covered by government sponsored or administered programs. The annual cost of such other postretirement benefit plans was not significant to Delphi.

The 2008 and 2007 amounts shown below reflect Delphi’s defined benefit pension and other postretirement benefit obligations.

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2008	2007	2008	2007	2008	2007
	(in millions)

Benefit obligation at beginning of year	$14,054	$14,910	$1,589	$1,635	$8,732	$9,055
Service cost	128	170	50	47	27	81
Interest cost	814	851	90	81	428	542
Plan participants’ contributions	4	5	6	5	—	3
Actuarial losses (gains)	251	(589)	(126)	(176)	(1,018)	(471)
Benefits paid	(1,150)	(1,045)	(146)	(108)	(216)	(243)
Special termination benefits	—	—	—	—	—	3
Impact of transfers / settlements	(2,623)	—	55	48	(6,821)	—
Impact of curtailments	75	(254)	2	5	(10)	(100)
Impact of adoption of SFAS 158	—	—	26	—	132	—
Plan amendments and other	(142)	6	59	5	(53)	(138)
Exchange rate movements	—	—	(363)	47	—	—

Benefit obligation at end of year	$11,411	$14,054	$1,242	$1,589	$1,201	$8,732

Change in plan assets:
Fair value of plan assets at beginning of year	$10,748	$10,722	$1,146	$1,025	$—	$—
Actual return on plan assets	(3,155)	857	(263)	113	—	—
Delphi contributions	264	209	119	95	216	240
Plan participants’ contributions	4	5	6	5	—	3
Benefits paid	(1,150)	(1,045)	(146)	(108)	(216)	(243)
Impact of transfers/settlements	(540)	—	—	—	—	—
Exchange rate movements and other	(24)	—	(240)	16	—	—

Fair value of plan assets at end of year	$6,147	$10,748	$622	$1,146	$—	$—
Underfunded status	$(5,264)	$(3,306)	$(620)	$(443)	$(1,201)	$(8,732)

Amounts recognized in the consolidated balance sheets consist of:
Other non-current assets (including OPEB flow-in receivable)	$—	$—	$—	$1	$—	$97
Current liabilities	—	—	(21)	(13)	—	—
Non-current liabilities	—	—	(542)	(406)	—	—
Liabilities subject to compromise	(5,264)	(3,306)	(57)	(25)	(1,201)	(8,829)

Total	$(5,264)	$(3,306)	$(620)	$(443)	$(1,201)	$(8,732)

Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	$5,062	$1,330	$412	$311	$373	$1,176
Prior service cost (credit)	86	112	28	33	(518)	(736)
Net transition obligation	—	—	4	6	—	—

Total	$5,148	$1,442	$444	$350	$(145)	$440

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

			Primary
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(in millions)
	Plans with ABO in Excess of Plan Assets

PBO	$11,411	$14,054	$1,144	$1,499
ABO	11,409	14,051	1,002	1,284
Fair value of plan assets at end of year	6,147	10,748	557	1,055

	Plans with Plan Assets in Excess of ABO

PBO	$—	$—	$98	$90
ABO	—	—	60	58
Fair value of plan assets at end of year	—	—	65	91

	Total

PBO	$11,411	$14,054	$1,242	$1,589
ABO	11,409	14,051	1,062	1,342
Fair value of plan assets at end of year	6,147	10,748	622	1,146

Benefit costs presented below were determined based on actuarial methods and included the following:

	Pension Benefits						Other Postretirement
	U.S. Plans			Non-U.S. Plans			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in millions)

Service cost(a)	$128	$170	$268	$50	$47	$42	$27	$81	$171
Interest cost	814	851	793	90	81	66	428	542	561
Expected return on plan assets	(833)	(867)	(820)	(86)	(81)	(69)	—	—	—
Special termination benefits	—	—	—	—	—	20	—	—	—
Settlement loss (gain)	494	—	—	55	—	—	(7,087)	—	—
Curtailment loss (gain)-PBO	75	22	1,518	2	60	—	(8)	—	(349)
Curtailment loss (gain)-prior service	—	194	397	—	—	—	(74)	(7)	329
Amortization of transition amount	—	—	—	1	1	1	—	—	—
Amortization of prior service costs (credit)	26	52	107	7	4	3	(108)	(99)	(99)
Amortization of actuarial losses	21	75	192	5	32	26	37	74	255

Net periodic benefit cost	$725	$497	$2,455	$124	$144	$89	$(6,785)	$591	$868

(a)	Includes $23 million, $48 million and $29 million for the years ended December 31, 2008, 2007 and 2006, respectively, of costs previously accrued related to the U.S. employee workforce transition programs.

Net periodic benefit cost above reflects $23 million, $147 million and $186 million that was included in loss from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Settlements and Curtailments

On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan,

pursuant to section 414(l) of the Code (the “414(l) Net Liability Transfer”), as agreed under the Amended GSA. The 414(l) Net Liability Transfer is to occur in two separate steps.

On September 29, 2008, Delphi completed the first step of the 414(l) Net Liability Transfer, transferring liabilities of approximately $2.6 billion and assets of approximately $486 million of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008. The 414(l) Net Liability Transfer is sufficient to avoid an accumulated funding deficiency for the Hourly Plan for plan year ended September 30, 2008. The $486 million transferred represented 90% of the initially estimated $540 million of assets to be transferred under the first step of the 414(l) Net Liability Transfer. The remaining assets will be transferred by March 29, 2009 upon finalization of related valuations. In consideration of the first step of the 414(l) Net Liability Transfer, GM received an allowed administrative bankruptcy claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. The first step of the 414(l) Net Liability Transfer was accounted for as a partial settlement of the Hourly Plan under SFAS 88. Delphi recognized a SFAS 88 settlement loss of $494 million included in reorganization items in the consolidated statements of operations for 2008, which reflects the recognition of $494 million of previously unrecognized actuarial losses. The amount of actuarial losses recognized represents the proportion of the projected benefit obligation transferred to GM relative to the total projected benefit obligation of the Hourly Plan.

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

Under the terms of the Amended GSA and union labor agreements, GM assumed $6.8 billion of traditional hourly OPEB liabilities related to plan participants with prior GM service. GM’s assumption of these traditional hourly OPEB liabilities constitutes a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Delphi recognized a settlement gain of $7.1 billion included in reorganization items in the consolidated statements of operations for 2008, which reflects the assumption by GM of the net unfunded liability of $6.8 billion and the recognition of $266 million of previously unrecognized actuarial gains.

As a result of the salaried workforce transformation plan activities in North America discussed in Note 7. Employee Termination Benefits and Other Exit Costs, salaried separations in 2008 have resulted in significant reductions in expected future service, or curtailments, of the Salaried Plan, OPEB and SERP. Delphi recorded net salaried pension curtailment losses of $75 million and salaried OPEB curtailment gains of $82 million for 2008.

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

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are amortized over the average future service period of employees. The estimated actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated OCI into net periodic benefit cost in 2009 are $234 million and $30 million, respectively. The estimated actuarial loss and prior service credit for the other defined benefit postretirement plans that will be amortized from OCI into net periodic benefit credit in 2009 are $34 million and $94 million, respectively.

The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the U.S. and non-U.S. pension plan and postretirement plans were:

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2008	2007	2008	2007	2008	2007

Weighted-average discount rate	6.16%	6.35%	6.39%	5.30%	6.12%	6.40%
Weighted-average rate of increase in compensation levels	4.50%	4.04%	3.97%	4.16%	4.50%	3.31%

Assumptions used to determine net expense for years ended December 31:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Weighted-average discount rate	6.35%	5.90%	5.50%	5.99%	4.96%	4.91%	6.41%	6.10%	5.50%
Weighted-average rate of increase in compensation levels	4.45%	4.12%	3.99%	4.16%	3.67%	3.45%	4.50%	3.94%	3.99%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	8.28%	8.05%	8.20%	N/A	N/A	N/A

In 2007 and 2006, Delphi selected discount rates for measurements by analyzing the results of matching each plan’s projected benefit obligations with hypothetical portfolios of high quality corporate bonds rated AA- or higher by Standard and Poor’s and with a portfolio of high quality investments. Because high quality corporate bonds in sufficient quantity and with appropriate maturities are not available for all years when benefit cash flows are expected to be paid, hypothetical bonds were imputed based on combinations of existing bonds, and interpolation and extrapolation reflecting current and past yield trends. In 2008, due to a reduction in the number of high quality corporate bonds, Delphi selected discount rates for measurements as of December 31, 2008 by analyzing the results of matching each plan’s projected benefit obligations with the portfolio of high quality investments. Delphi selected discount rates for its non-U.S. plans by analyzing the yields of high quality fixed income investments.

For 2008, 2007 and 2006 expense, Delphi assumed a U.S. long-term asset rate of return of 8.75%. In developing the 8.75% expected long-term rate of return assumption, Delphi evaluated input from its third party pension plan asset manager, including a review of asset class return expectations and long-term inflation assumptions. Delphi also considered its post-spin off and GM’s pre-spinoff historical 10-year and 20-year compounded returns, which were consistent with its long-term rate of return assumption. For the determination of 2009 expense, Delphi will assume a U.S. long-term asset rate of return of 8.25%. This 50 basis point reduction was based on the updated historical 10-year and 20-year compounded returns analysis. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.

Delphi’s pension expense for 2009 is determined at the 2008 measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Impact on
Change in Assumption	Pension Expense		Impact on PBO

25 basis point (bp) decrease in discount rate	+$	13 million	+$	300 million
25 bp increase in discount rate	−$	12 million	−$	300 million
25 bp decrease in long-term return on assets	+$	18 million		—
25 bp increase in long-term return on assets	−$	18 million		—

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Delphi’s other postretirement benefit expense for 2009 is determined at the 2008 measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s postretirement obligations and expense to changes in assumptions:

Impact on
	Impact on		Postretirement
Change in Assumption	Postretirement Expense		Benefit Obligation

25 basis point (bp) decrease in discount rate	+$	4 million	+$	19 million
25 bp increase in discount rate	−$	4 million	−$	18 million
1% increase in health care trend rate	+$	6 million	+$	73 million
1% decrease in health care trend rate	−$	5 million	−$	63 million

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the postretirement plan design and no major restructuring programs.

Delphi’s pension plan asset allocation at December 31, 2008 and 2007, and target allocation for 2009 are as follows:

					Target Allocation
	Percentage of Plan Assets at December 31,				U.S. Plans
	U.S. Plans		Non-U.S. Plans
Asset Category	2008	2007	2008	2007	2009

Equity Securities	55%	57%	51%	61%	60%
Fixed Income	20%	25%	28%	24%	25%
Private Equity	8%	6%	—	—	4%
Real Estate	11%	8%	12%	14%	7%
Other	6%	4%	9%	1%	4%

Total	100%	100%	100%	100%	100%

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

The following table summarizes the pre-tax impact of the adoption of the measurement date provisions of SFAS 158:

	U.S Retiree	Non-U.S.
	Medical Plans	Pension Plans	Total
	Increase/(Decrease)
	(in millions)

Pension and other postretirement benefit liabilities	$132	$7	$139
Accumulated deficit as of January 1, 2008	$117	$12	$129
Accumulated other comprehensive loss as of January 1, 2008	$15	$(5)	$10

Pension Funding

As permitted under chapter 11 of the Bankruptcy Code, during 2008, Delphi contributed only the portion of the required contributions attributable to service after the Chapter 11 Filings and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005, and September 30, 2007, respectively, and may assert additional excise taxes against Delphi. Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of December 31, 2008, no amounts have been recorded for any potential excise tax assessment.

During 2008, Delphi contributed approximately $264 million to its U.S. pension plans, of which $45 million and $46 million related to services rendered during the fourth quarter of 2007 and the first quarter of 2008, respectively, and the remaining $172.5 million related to the PBGC draw against the letters of credit in favor of the Hourly and Salaried Plans discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements. As permitted under ERISA and the Code, all of these amounts have been applied to the plan years ended September 30, 2007. As further permitted under ERISA and the Code, Delphi elected to defer contributions necessary to satisfy approximately $69 million of additional minimum funding obligations under the Salaried and subsidiary plans until as late as June 15, 2009 for the Salaried Plan (later, if the IRS grants the funding waiver requested by Delphi on December 15, 2008) and as late as September 15, 2009 for the subsidiary plans.

During 2007 and 2006, Delphi contributed $209 million and $243 million, respectively, to its U.S. pension plans, representing the portion of the pension contribution attributable to services rendered by employees of the Debtors in the respective plan years ended September 30, 2007 and 2006. Under ERISA and the Code, minimum funding payments of approximately $1.2 billion to the U.S. pension plans were due in 2007 and 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Pension
	Benefit Payments		Projected Postretirement
	U.S. Plans	Non-U.S. Plans	Benefit Payments
	(in millions)

2009	$941	$58	$74
2010	926	55	79
2011	913	58	85
2012	894	62	89
2013	878	66	88
2014 — 2018	4,144	519	445

Delphi’s annual measurement date for its pension and other postretirement benefit plans is December 31, Delphi’s fiscal year-end.

For postretirement plan measurement purposes, Delphi assumed an average 8% initial annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease on a gradual basis through 2018, to the ultimate weighted-average trend rate of 5%.

Delphi also sponsors defined contribution plans for certain U.S. hourly and salaried employees. Delphi’s expense related to the contributions for these plans was $23 million, $10 million and $8 million for 2008, 2007 and 2006, respectively.

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

On January 25, 2008, the Court approved the MDL Settlements. Under the terms of the MDL Settlements, the Lead Plaintiffs in the Securities Action and the named plaintiffs in the ERISA Action will receive claims that will be satisfied through Delphi’s Plan as confirmed by the Court pursuant to the confirmation order. Under the Securities Settlement, (i) the Lead Plaintiffs will be granted an allowed claim in the face amount of $179 million, which will be satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under its Plan, and (ii) the class in the Securities Action will receive $15 million to be provided by a third party, a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the amount received by the class in the Securities Action. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged.

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

The MDL Settlements also provide for the dismissal with prejudice of the ERISA Action and Securities Action and a release of certain claims against certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Plan occurring as well as the payment of the $15 million amount to be provided by a third party, and if, for any reason, these contingencies are not met, the MDL Settlements will become null and void. Delphi is in discussion with various of its stakeholders regarding potential modifications to the terms of the MDL Settlements that would allow for the MDL Settlements, as modified, to become effective in advance of the resolution of Delphi’s chapter 11 cases, however there can be no assurances that the parties will reach agreement on such modifications. If the MDL Settlements are terminated according to their terms, the parties will proceed in all aspects as if the MDL Settlements had not been executed and any related orders had not been entered.

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

As a result of the MDL Settlements, as of December 31, 2008 and December 31, 2007, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries on the effective date of the MDL Settlements.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in this Annual report on Form 10-K.

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study (the “Feasibility Study”) concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. The Feasibility Study was approved (with modifications) by the EPA on November 25, 2008. On December 11, 2008, Delphi and the other PRPs filed a Notice of Objection and Invocation of Dispute Resolution with the EPA. Delphi and the other PRPs believe that the modifications to the Feasibility Study required by the EPA are not supported by the site assessment information developed to date, and would have the effect of unjustifiably increasing the likelihood of the EPA ultimately selecting excavation as the remedial approach for the Site. The dispute resolution process is pending. In the interim, Delphi and the other PRPs and the EPA are evaluating an additional remedial alternative for inclusion in the Feasibility Study. The additional remedy would involve installation of numerous wells at the Site for removal of liquid wastes. A Record of Decision is expected to be issued in 2009. Although Delphi believes that capping and future monitoring alone would be an appropriate and protective remedy, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of December 31, 2008, Delphi has recorded its best estimate of its share of the remediation based on the removal of liquids remedy. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $11 million to $15 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi received a Notice of Intent to File Civil Administrative Complaint (“Notice”) from the EPA on May 30, 2008 regarding a June 2007 chlorine gas cylinder leak that occurred at the Saginaw, Michigan Delphi Steering facility. The Notice alleges that Delphi failed to properly notify agency officials about the leak or the presence of chlorine gas at the site, and describes the EPA’s intent to seek approximately $0.1 million in civil penalties relating to the incident. Although Delphi disagrees with certain of the agency’s assertions, Delphi resolved the matter in February 2009 through signing a Consent Agreement and Final Order that commits Delphi to pay a civil penalty of $66,887.

As of December 31, 2008 and 2007, our reserve for environmental investigation and remediation was approximately $106 million (of which $9 million was recorded in accrued liabilities and $97 million was recorded in other long-term liabilities) and $112 million (recorded in other long-term liabilities), respectively. As of December 31, 2008 and 2007, $95 million and $101 million, respectively, of the reserve related to sites within the U.S. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation. Delphi completed a number of environmental investigations during 2006 in conjunction with our transformation plan, which contemplated significant restructuring activity, including the sale or closure of numerous facilities. As part of developing and evaluating various restructuring alternatives, environmental assessments that included identification of areas of interest, soil and groundwater testing, risk assessment and identification of remediation issues were performed at nearly all major U.S. facilities. These assessments identified previously unknown conditions and led to new information that allowed us to further update our reasonable estimate of required remediation for previously identified conditions requiring an adjustment to our environmental reserve of approximately $70 million in 2006. The recorded reserves relate to 35 facilities and are comprised of investigation, remediation and operation and maintenance of the remedy, including postremediation monitoring costs. Addressing contamination at various sites, including facilities designated as non-core and slated for closure or sale, is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its December 31, 2008 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At December 31, 2008, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $82 million.

Other

As mentioned above, Delphi continues to pursue its transformation plan and continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to recognize additional and possibly material costs or demolition obligations in the future. In 2007, Delphi commissioned building demolition assessments for certain sites that may ultimately be demolished or sold in the next few years. These assessments provided detailed estimates of quantities of asbestos at these particular sites and detailed cost estimates for remediation of that asbestos, which resulted in a $14 million revision to the existing estimates increasing the related asset retirement obligations. There was no significant adjustment in 2008.

Ordinary Business Litigation

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters, and employment-related matters.

Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization. The modified Plan sets forth the treatment of claims against and interest in the Debtors. (Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for details on the chapter 11 cases). Under the modified Plan, the automatic stay remains in effect until the effective date of the modified Plan.

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

GM Warranty Settlement Agreement

As previously disclosed, GM alleged that catalytic converters supplied by Delphi’s Powertrain Systems segment to GM for certain 2001 and 2002 vehicle platforms did not conform to specifications. In May 2007 GM informed Delphi that it has experienced higher than normal warranty claims with respect to certain 2003-2005 vehicle models due to instrument clusters previously supplied by Delphi’s Automotive Holdings Group segment. Effective December 2007, the responsibility for this product line was transferred to the Electronics and Safety segment. In 2007, Delphi reached a tentative agreement with GM to resolve these claims along with certain other known warranty matters. Based on the agreement, Delphi recorded $83 million of additional warranty expense in cost of sales in 2007, net of $8 million of recovery, primarily related to the Electronics and Safety and Powertrain Systems segments. On September 27, 2007, the Court authorized Delphi to enter into a Warranty, Settlement, and Release Agreement (the “Warranty Settlement Agreement”) with GM resolving these and certain other known warranty matters. Under the terms of the Warranty Settlement Agreement, Delphi agreed to pay GM up to an estimated $199 million, comprised of approximately $127 million to be paid in cash over time as noted below, and up to approximately $72 million to be paid in the form of delivery by Delphi to GM of replacement product. The Warranty Settlement Agreement settled all outstanding warranty claims and issues related to any component or assembly supplied by Delphi to GM, which as of August 10, 2007 were (i) known by GM, subject to certain specified exceptions, (ii) believed by GM to be Delphi’s responsibility in whole or in part, and (iii) in GM’s normal investigation process, or which should have been within that process, but were withheld for the purpose of pursuing a claim against Delphi. Included in the settlement were all warranty claims set forth in GM’s amended proof of claim filed on July 31, 2006 in connection with Delphi’s chapter 11 cases (“GM’s Proof of Claim”).

In addition, the Warranty Settlement Agreement limited Delphi’s liability related to certain other warranty claims that have become known by GM on or after June 5, 2007, and generally prohibited both GM and Delphi from initiating actions against the other related to any warranty claims settled in the agreement. In accordance with the Warranty Settlement Agreement, Delphi’s claims agent reduced the liquidated component relating to warranty claims contained in GM’s Proof of Claim by approximately $530 million which includes, among other things, those personal injury claims asserted in GM’s Proof of Claim that relate to warranty claims settled in the agreement, and expunged with prejudice the unliquidated component relating to warranty claims asserted in GM’s Proof of Claim. Pursuant to the Warranty Settlement Agreement, GM is foreclosed from bringing any type of claim set forth on the exhibits attached thereto, if it is shown that on or before August 10, 2007, (i) GM knew about the claim, (ii) the amount of the claim exceeded $1 million, or GM believed the claim would exceed $1 million, (iii) the claim is in GM’s investigation process or GM determined that it should have been in GM’s investigation process but excluded it from that process for the purpose of pursuing a claim against Delphi, and (iv) GM believed or reasonably should have believed that Delphi had some responsibility for the claim.

Delphi elected to defer amounts due under the Warranty Settlement Agreement until its emergence from chapter 11. The amount due under the Warranty Settlement Agreement accrued interest at the rate of 6% per annum. In conjunction with overall negotiations regarding potential amendments to the Plan to enable Delphi to emerge from chapter 11 as soon as practicable, including discussions regarding support assisting Delphi in remaining compliant with the Global EBITDAR covenants in its Amended and Restated DIP Credit Facility, GM agreed, on July 31, 2008, to forgive certain of the cash amounts due under the Warranty Settlement Agreement, including any applicable interest. As a result, Delphi recorded the extinguishment of this liability as a reduction of warranty expense in 2008, of which $107 million was included in cost of sales, which had a corresponding favorable impact on operating income, and $5 million was included in discontinued operations.

Other Warranty Matters

During 2008, Delphi recovered $17 million from a supplier and recorded it as a reduction of warranty expense in discontinued operations. Delphi began experiencing quality issues regarding parts supplied to GM from the Steering Business in 2005 and established warranty reserves to cover the estimated costs of various repairs that may be implemented. The reserve was subsequently reduced due to a settlement reached with GM and the settlement was paid in 2006. Delphi continued to negotiate with the supplier to determine if any portion of the expense was recoverable, and in 2008, Delphi and the supplier reached an agreement whereby the supplier paid Delphi $17 million to resolve the matter.

Also during 2008, Delphi recovered $28 million from an affiliated supplier and recorded it as a reduction of warranty expense. Delphi began experiencing quality issues regarding parts purchased by Delphi’s Thermal Systems segment during 2006 and established warranty reserves of approximately $60 million to cover the cost of various repairs that may be implemented. The reserve has subsequently been adjusted for payments, settlements and the impact of foreign currency exchange rate fluctuations. As of December 31, 2008 and December 31, 2007, the related reserve was $17 million and $41 million, respectively.

During 2007, Delphi observed higher than normal warranty claims on engine electronic control units supplied for certain 2005-2007 vehicle models by Delphi’s Powertrain Systems segment and recorded $93 million of additional warranty expense in cost of sales in 2007. Delphi continues to negotiate a settlement with its customer on this matter.

Intellectual Property Matters

In December 2007, the Company concluded patent license negotiations with Denso and reached a settlement agreement in connection with variable valve timing technology. Under the settlement agreement, which was subject to the Court’s approval, the Company is authorized to use the technology pursuant to a license agreement with Denso, and the Company will pay Denso a royalty based upon the sales of products containing the technology.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of Delphi that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi.

Operating Leases

Rental expense totaled $140 million, $154 million and $147 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, Delphi had minimum lease commitments under noncancelable operating leases totaling $385 million, which become due as follows:

Minimum Future Operating
Year	Lease Commitments
(in millions)

2009	$92
2010	73
2011	63
2012	52
2013	47
Thereafter	58

Total	$385

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

GM is Delphi’s largest customer and accounted for 31% of its total net sales from continuing operations in 2008, and a portion of Delphi’s non-GM sales are to Tier 1 suppliers who ultimately sell its products to GM. GM accounts for 52% of Delphi’s net sales in North America where it has limited ability to adjust its cost structure to changing economic and industry conditions. Additionally, Delphi’s revenues have been and will continue to be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including severe liquidity issues, its relationships with its unions and large shareholders and its cost and pricing structures as further described in Item 1A. Risk Factors.

Delphi’s other domestic customers are facing similar pressures and challenges as those that GM is facing. Global sales to Ford Motor Company and Chrysler Corporation were approximately 6% and 1% of total sales in 2008, respectively.

19.	INVESTMENTS IN AFFILIATES

As part of our operations, we have investments in 15 non-consolidated affiliates. These affiliates are not publicly traded companies and are located primarily in Korea, China, the U.S., Mexico, Japan, India, Spain, and Belgium. Our ownership percentages vary generally from approximately 20% to 50%, with our most significant investments in Korea Delphi Automotive Systems Corporation (of which we own 50%), Daesung Electric Co. Ltd (of which we own 49.5%), and Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which we own 40%). Our aggregate investment in non-consolidated affiliates was $303 million and $396 million at December 31, 2008 and 2007, respectively, of which $9 million was recorded in assets held for sale in 2007. Delphi has received dividends of $11 million, $45 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively, from non-consolidated affiliates.

The following is a summary of the combined financial information for our significant affiliates accounted for under the equity method as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (unaudited):

	As of December 31,
	2008	2007
	(in millions)

Current assets	$818	$1,128
Non-current assets	501	584

Total assets	$1,319	$1,712

Current liabilities	$504	$662
Non-current liabilities	197	240
Stockholders’ equity	618	810

Total liabilities and stockholders’ equity	$1,319	$1,712

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Net sales	$2,477	$2,926	$2,595
Gross profit	$273	$390	$399
Net income	$53	$99	$122

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Sales to affiliates	$48	$72	$71
Purchases from affiliates	$267	$323	$281

20.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Interest income	$38	$68	$50
Other, net	31	42	(10)

Other income, net	$69	$110	$40

Other, net for the year ended December 31, 2008 includes a $32 million gain from the sale of an investment accounted for under the cost method that had been previously fully impaired, which was offset by $16 million of expense related to an allowance recorded against a note receivable. Other, net for the year ended December 31, 2007 includes $36 million received from GM pursuant to an intellectual property license agreement.

21.	SHARE-BASED COMPENSATION

Delphi’s share-based compensation programs include stock options, restricted stock units, and stock appreciation rights (“SAR”). The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. This method does not require prior period amounts to be restated to reflect the adoption of SFAS No. 123(R). SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award. In addition, SFAS No. 123(R) requires the Company to estimate forfeitures at the grant date, while prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The related adjustment is a benefit of $3 million (there is no income tax effect due to the fact Delphi has a full valuation allowance for all of its U.S. net deferred tax assets) and has been presented separately as a cumulative effect of change in accounting principle in the financial statements. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award, the Company will continue to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R).

Approximately $10 million, $14 million and $28 million of share-based compensation cost was recognized during 2008, 2007 and 2006, respectively, of which $5 million and $5 million are included in loss from discontinued operations for the years ended December 31, 2007 and 2006, respectively. As described below, 2008 expense was primarily related to the cancellation of all outstanding restricted stock units in May 2008. All previously issued stock options had been expensed.

Share-Based Compensation Plans

Delphi has no intention during bankruptcy to deliver approximately 22 million shares of stock for future grants under its Long-Term Incentive Plan (“LTIP”). As a result, as of December 31, 2005, there were no shares available for future grants of options or restricted stock units. In addition, to date, Delphi has not issued common stock for any option that was granted but unvested at the time of the Chapter 11 Filings that subsequently vested.

A summary of activity for the Company’s stock options is as follows:

	Stock	Weighted Average
	Options (a)	Exercise Price
	(in thousands)

Outstanding as of January 1, 2008	67,968	$13.49
Granted	—	—
Exercised	—	—
Forfeited	(9,015)	$13.81

Outstanding as of December 31, 2008	58,953	$13.43

Options exercisable December 31, 2008	58,953	$13.43

(a)	Includes options that were granted and unvested at the time of the Chapter 11 Filings on October 8, 2005. The Company cancelled future grants of stock-based compensation under its long-term incentive plan and will not issue any shares of common stock pursuant to previously granted stock option awards that had not vested prior to the commencement of reorganization cases.

The following is a summary of the range of weighted average remaining lives of options outstanding and exercisable as of December 31, 2008:

	Approved by Stockholders
Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$0.00-$10.00	9,986	4.3	$8.43	9,986	$8.43
$10.01-$20.00	33,214	2.6	$13.31	33,214	$13.31
$20.01-$30.00	60	—	$20.64	60	$20.64

	43,260		$12.20	43,260	$12.20

	Other Plans
Range of	Outstanding	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Remaining Life	Exercise Price	Stock Options Exercisable	Exercise Price
	(in thousands)			(in thousands)

$0.00-$10.00	—	—	$—	—	$—
$10.01-$20.00	13,807	0.8	$16.29	13,807	$16.29
$20.01-$30.00	1,886	—	$20.64	1,886	$20.64

	15,693		$16.81	15,693	$16.81

Restricted Stock Units

A summary of activity for the Company’s restricted stock units is as follows:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)

Non-vested at January 1, 2008	6,342	$8.47
Vested	(1,741)	$7.51
Forfeited	(159)	$8.31
Cancelled	(4,442)	$8.86

Non-vested at December 31, 2008	—	$—

In May 2008, Delphi cancelled all non-vested restricted stock units, resulting in the recording of $7 million of unrecognized compensation cost. As of December 31, 2007, there was approximately $12 million of unrecognized compensation cost related to non-vested restricted stock units.

22.	SEGMENT REPORTING

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as the Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	Corporate and Other, which includes the Product and Service Solutions business which is comprised of automotive aftermarket, including diesel and original equipment service, consumer electronics and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, and the elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs.

We also have non-core steering and halfshaft product lines and interiors and closures product lines that are reported in discontinued operations. Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line was part of our Automotive Holdings Group segment. Refer to Note 5. Discontinued Operations for more information.

The accounting policies of the segments are the same as those described in Note 1. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. Generally, Delphi evaluates performance based on stand-alone segment operating income and operating income before depreciation and amortization, including long-lived asset and goodwill impairment charges, transformation and rationalization charges and discontinued operations (“OIBDAR”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi’s management believes that OIBDAR is a meaningful measure of performance and it is used by management and the Board of Directors to analyze Company and stand-alone segment operating performance. Management also uses OIBDAR for planning and forecasting purposes.

Certain segment assets, primarily within the Electronics and Safety segment, are utilized for operations of other core segments. Income and expense related to operation of those assets, including depreciation, are allocated to and included within the measures of segment profit or loss of the core segment that sells the related product to the third parties.

Included below are sales and operating data for Delphi’s segments for the years ended December 31, 2008, 2007 and 2006 as well as balance sheet data as of December 31, 2008 and 2007.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other(a)	Total
	(in millions)

2008:
Net sales to GM and affiliates	$1,165	$1,075	$1,440	$1,083	$471	$291	$5,525
Net sales to other customers	2,739	3,009	4,064	957	780	986	12,535
Inter-segment net sales	144	386	145	81	97	(853)	—

Total net sales	$4,048	$4,470	$5,649	$2,121	$1,348	$424	$18,060

GM settlement (Note 2 — MRA)	$(42)	$(94)	$(15)	$(88)	$(62)	$47	$(254)
Depreciation & Amortization	$235	$248	$187	$71	$32	$54	$827
Long-lived asset impairment charges	$15	$—	$2	$10	$10	$—	$37
Goodwill impairment charges	$157	$—	$168	$—	$—	$—	$325
Operating income (loss)(b)	$(654)	$(130)	$(361)	$18	$(68)	$(286)	$(1,481)
OIBDAR(f)	$(70)	$120	$96	$39	$44	$40	$269
Minority Interest	$—	$(13)	$(12)	$(4)	$1	$—	$(28)
Equity income (loss)	$—	$3	$9	$6	$(22)	$5	$1

2007:
Net sales to GM and affiliates	$1,606	$1,563	$1,750	$1,355	$1,585	$442	$8,301
Net sales to other customers	3,179	3,607	4,038	937	1,172	1,049	13,982
Inter-segment net sales	250	493	180	120	189	(1,232)	—

Total net sales	$5,035	$5,663	$5,968	$2,412	$2,946	$259	$22,283

Depreciation & Amortization	$267	$266	$175	$61	$63	$82	$914
Long-lived asset impairment charges	$1	$13	$6	$—	$78	$—	$98
Operating income (loss)(c)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
OIBDAR(f)	$439	$125	$329	$84	$73	$(319)	$731
Minority Interest	$(1)	$(28)	$(22)	$(3)	$—	$(9)	$(63)
Equity income (loss)	$1	$15	$(2)	$6	$(1)	$8	$27

2006:
Net sales to GM and affiliates	$1,587	$1,745	$1,772	$1,600	$2,031	$609	$9,344
Net sales to other customers	3,278	3,399	3,420	849	1,376	1,071	13,393
Inter-segment net sales	228	421	173	158	231	(1,211)	—

Total net sales	$5,093	$5,565	$5,365	$2,607	$3,638	$469	$22,737

Depreciation & Amortization	$268	$260	$175	$67	$100	$84	$954
Long-lived asset impairment charges	$4	$12	$1	$11	$144	$—	$172
Operating income (loss)(d)	$188	$(128)	$(110)	$(170)	$(488)	$(3,834)	$(4,542)
OIBDAR(f)	$489	$234	$154	$(6)	$(121)	$(864)	$(114)
Minority Interest	$(6)	$(28)	$(17)	$9	$—	$8	$(34)
Equity income (loss)	$6	$10	$18	$(11)	$16	$5	$44

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group(e)	and Other(a)	Total
	(in millions)

Balance as of:
December 31, 2008
Investment in affiliates	$40	$57	$104	$61	$25	$16	$303
Goodwill	$—	$—	$—	$—	$—	$62	$62
Capital expenditures	$166	$306	$179	$98	$15	$33	$797
Segment assets	$2,651	$3,084	$3,163	$1,112	$406	$(110)	$10,306
December 31, 2007
Investment in affiliates	$46	$61	$130	$77	$50	$23	$387
Goodwill	$155	$—	$165	$—	$—	$77	$397
Capital expenditures	$161	$149	$182	$66	$3	$19	$580
Segment assets	$3,610	$3,450	$4,001	$1,288	$1,261	$57	$13,667

(a)	Corporate and Other includes the elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs in the amount of $78 million in 2008, $212 million in 2007 and $2,706 million in 2006 (Refer to Note 16. U.S. Employee Workforce Transition Programs). Corporate and Other also includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service, consumer electronics and medical systems. Additionally, Corporate and Other includes assets held for sale of $497 million and $594 million within Segment assets for 2008 and 2007, respectively.

(b)	Includes charges recorded in 2008 related to long-lived asset and goodwill impairments and costs associated with employee termination benefits and other exit costs of $319 million for Electronics and Safety, $63 million for Powertrain Systems, $248 million for Electrical/Electronic Architecture, $34 million for Thermal Systems, $98 million for Automotive Holdings Group and $14 million for Corporate and Other.

(c)	Includes charges recorded in 2007 related to long-lived asset impairments and costs associated with employee termination benefits and other exit costs with $37 million for Electronics and Safety, $68 million for Powertrain Systems, $138 million for Electrical/Electronic Architecture, $48 million for Thermal Systems, $317 million for Automotive Holdings Group and $30 million for Corporate and Other.

(d)	Includes charges recorded in 2006 related to long-lived asset impairments and costs associated with employee termination benefits and other exit costs with $22 million for Electronics and Safety, $70 million for Powertrain Systems, $83 million for Electrical/Electronic Architecture, $84 million for Thermal Systems, $171 million for Automotive Holdings Group and $11 million for Corporate and Other.

(e)	Includes assets held for sale of $126 million within Segment assets for 2007.

(f)	Delphi’s management relies on segment OIBDAR as a key performance measure. OIBDAR is defined as operating income before depreciation and amortization, including long-lived asset and goodwill impairment charges, transformation and rationalization charges related to plant consolidations, plant wind-downs and discontinued operations. Segment OIBDAR should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to operating income, which is the most directly comparable financial measure to OIBDAR that is in accordance with U.S. GAAP. Segment OIBDAR, as determined and measured by Delphi, should also not be compared to similarly titled measures reported by other companies.

The calculation of OIBDAR, as derived from operating income, is as follows for the years ended December 31, 2008, 2007 and 2006:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2008:
Operating income (loss)	$(654)	$(130)	$(361)	$18	$(68)	$(286)	$(1,481)
Depreciation and amortization	235	248	187	71	32	54	827
Long-lived asset impairment charges	15	—	2	10	10	—	37
Goodwill impairment charges	157	—	168	—	—	—	325
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	78	78
GM settlement — MRA	(42)	(94)	(15)	(88)	(62)	47	(254)
Employee termination benefits and other exit costs	147	63	78	24	88	14	414
Loss on divestitures	13	14	—	—	34	—	61
Other transformation and rationalization costs	59	19	37	4	—	128	247
Discontinued operations	—	—	—	—	10	5	15

OIBDAR	$(70)	$120	$96	$39	$44	$40	$269

Other transformation and rationalization costs for the year ended December 31, 2008 primarily includes approximately $140 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives; and approximately $60 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2007:
Operating income (loss)	$63	$(276)	$(36)	$(29)	$(393)	$(1,274)	$(1,945)
Depreciation and amortization	267	266	175	61	63	82	914
Long-lived asset impairment charges	1	13	6	—	78	—	98
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	212	212
Securities & ERISA litigation charge	—	—	—	—	—	343	343
Employee termination benefits and other exit costs	36	55	132	48	239	30	540
Loss on divestitures	—	30	—	—	—	—	30
Other transformation and rationalization costs	72	37	52	4	5	77	247
Discontinued operations	—	—	—	—	81	211	292

OIBDAR	$439	$125	$329	$84	$73	$(319)	$731

Other transformation and rationalization costs for the year ended December 31, 2007 includes approximately $110 million of costs incurred for the deployment of the Company’s enterprise software solution, including the implementation of a perpetual inventory system, as well as costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives; approximately $60 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group, and $32 million related to employee benefit plan settlements in Mexico.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

2006:
Operating income (loss)	$188	$(128)	$(110)	$(170)	$(488)	$(3,834)	$(4,542)
Depreciation and amortization	268	260	175	67	100	84	954
Long-lived asset impairment charges	4	12	1	11	144	—	172
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	2,706	2,706
Employee termination benefits and other exit costs	18	58	82	73	27	11	269
Other transformation and rationalization costs	11	32	6	13	39	90	191
Discontinued operations	—	—	—	—	57	79	136

OIBDAR	$489	$234	$154	$(6)	$(121)	$(864)	$(114)

Other transformation and rationalization costs for the year ended December 31, 2006 includes approximately $70 million of costs incurred to complete a number of environmental investigations in conjunction with our transformation plan; and approximately $40 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location and is for the years ended December 31. Net property data is as of December 31.

	Year Ended December 31,
	2008				2007				2006
	Net Sales				Net Sales				Net Sales
		Other		Net		Other		Net		Other		Net
	GM	Customers	Total	Property	GM	Customers	Total	Property	GM	Customers	Total	Property
	(dollars in millions)

North America	$4,026	$3,645	$7,671	$1,425	$6,782	$4,975	$11,757	$1,906	$8,040	$5,881	$13,921	$2,024
Europe, Middle East, & Africa	885	6,346	7,231	1,412	1,002	6,396	7,398	1,476	879	5,463	6,342	1,539
Asia Pacific	104	1,917	2,021	429	76	2,105	2,181	341	71	1,700	1,771	367
South America	510	627	1,137	131	441	506	947	140	354	349	703	136

Total	$5,525	$12,535	$18,060	$3,397	$8,301	$13,982	$22,283	$3,863	$9,344	$13,393	$22,737	$4,066

23.	FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

Delphi’s financial instruments include its Amended and Restated DIP Credit Facility, unsecured notes, junior subordinated notes, and other financing instruments. The fair value of these financial instruments is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price. As of December 31, 2008 and 2007, the total of the financial instruments listed above was recorded at $6.6 billion and $5.9 billion, respectively, and had estimated fair values of $1.6 billion and $4.9 billion, respectively. For all other financial instruments recorded at December 31, 2008 and 2007, fair value approximates book value.

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

Delphi has foreign currency exchange exposure from buying and selling in currencies other than the functional currencies of its operating units. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency purchases and sales. Principal currencies hedged include the Mexican Peso, Euro, Turkish New Lira, Romanian New Leu, and Hungarian Forint. Delphi primarily utilizes forward exchange contracts with average maturities of less than 24 months, which qualify as cash flow hedges.

Delphi has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. Delphi primarily utilizes forward contracts with average maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases.

Delphi did not have any interest rate derivative instruments outstanding at December 31, 2008 or 2007.

All derivative instruments are required to be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria. The fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Additionally, adjustments for non-performance risk are also considered in determining fair value.

The fair value of derivative financial instruments recorded in the consolidated balance sheets as assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007
	(in millions)

Current assets	$12	$40
Non-current assets	—	13

Total assets	$12	$53

Current liabilities	$(132)	$24
Non-current liabilities	(36)	—

Total liabilities	$(168)	$24

The fair value of financial instruments recorded decreased from December 31, 2007 to December 31, 2008 primarily due to the decrease in the market price of commodities and certain foreign currencies.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of open hedge derivative contracts at each reporting period. Net unrealized losses included in OCI as of December 31, 2008, were $194 million and net gains of $52 million were included in OCI as of December 31, 2007. Of the December 31, 2008 OCI balance, a loss of approximately $137 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $56 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur. The amount included in cost of sales related to hedge ineffectiveness was $12 million, $2 million and $7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amount included in cost of sales related to natural gas hedges that no longer qualified for hedge accounting due to changes in the underlying purchase contracts was not significant in 2008 or 2007 and was $14 million in 2006.

Primarily during the fourth quarter of 2008, substantial volatility in the commodity and currency markets significantly impacted the price of commodities and foreign currency exchange rates that impact Delphi’s operations. Two of Delphi’s largest exposures, copper and the Mexican Peso to U.S. Dollar exchange rate, experienced substantial volatility during the fourth quarter of 2008. As a result of the market volatility, Delphi has experienced unrealized losses in its derivative contracts. As of December 31, 2008, Delphi was in a net derivative liability position for its hedging portfolio. As discussed further in Note 24. Fair Value Measurements, Delphi’s net derivative liability position was reduced by $296 million to $168 million for its non-performance risk. The reduction to the net derivative liability resulted in an increase to pre-tax earnings of $9 million, recorded as a reduction to cost of sales. The remaining adjustment amount of $287 million is reflected in the net losses of $194 million included in OCI as of December 31, 2008 discussed above as it related to derivative financial instruments that qualify as hedges. As a result of the net liability position for its hedging portfolio as of December 31, 2008, Delphi’s most recent weekly borrowing base computation, as further described in Note 15. Debt, included the maximum deduction from its borrowing base of $275 million.

The Accommodation Agreement imposes restrictions on Delphi’s ability to enter into hedging transactions. Specifically, the Accommodation Agreement disallows any new hedging activity, with the exception of any transactions to offset existing hedge positions. Additionally, the Accommodation Agreement enables participant lenders to terminate hedging agreements if the aggregate liability of Delphi’s hedge exposure exceeds $500 million, as defined in the Accommodation Agreement.

24.	FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value.

SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition of fair value is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset, and fair value should be based on assumptions that market participants would use, including non-performance risk. SFAS 157 also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

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

All derivative instruments are required to be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet hedge accounting criteria. Delphi’s derivative exposures are with counterparties with long-term investment grade credit ratings. Delphi estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount.

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Delphi also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the full credit default spread (“CDS”) applied to the net commodity and foreign currency exposures by counterparty. When Delphi is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi is in a net derivative liability position, estimates of Delphi’s CDS rates are applied to the net derivative liability position.

In certain instances where market data is not available, Delphi uses management judgment to develop assumptions that are used to determine fair value. This could include situations of market illiquidity for a particular currency or commodity or where observable market data may be limited. In those situations, Delphi generally surveys investment banks and/or brokers and utilizes the surveyed prices and rates in estimating fair value.

As of December 31, 2008, Delphi was in a net derivative liability position. As a result of Delphi’s chapter 11 proceedings, CDS rates are currently not available for Delphi debt. As a result, Delphi obtained estimates of trading levels for its debt from investment banks as well as CDS rates for similarly situated entities to apply to its net derivative liability position for non-performance risk. The adjustment for non-performance risk reduced Delphi’s net derivative liability position by $296 million to $168 million. The reduction to the net derivative liability resulted in an increase to pre-tax earnings of $9 million, recorded as a reduction to cost of sales. The remaining adjustment amount of $287 million is reflected within equity as a component of OCI as it related to derivative financial instruments that qualify as hedges. There was no material adjustment for non-performance risk related to derivative assets as of December 31, 2008 as Delphi’s net derivative asset position at December 31, 2008 related to exposures with counterparties with investment grade credit ratings.

As of December 31, 2008, Delphi had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements Using:
			Significant Other	Significant
	Total as of	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2008	Level 1	Level 2	Level 3
		(in millions)

Available for sale securities	$32	$23	$9	$—
Foreign currency derivatives	12	—	—	12

Total	$44	$23	$9	$12

As of December 31, 2008, Delphi had the following liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
			Significant Other	Significant
	Total as of	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2008	Level 1	Level 2	Level 3
		(in millions)

Commodity derivatives	$99	$—	$—	$99
Foreign currency derivatives	69	—	—	69

Total	$168	$—	$—	$168

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the year ended December 31, 2008.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3):
						Changes to
		Total				Unrealized
		Realized /		Net Transfers		Gains /
	Fair Value	Unrealized	Net	Into /	Fair Value	(Losses) on
	January 1,	Gains /	Purchases /	(Out of)	December 31,	Instruments
	2008	(Losses)	(Settlements)	Level 3	2008	Still Held
			(in millions)

Commodity and foreign currency derivatives	$—	$(147)	$(38)	$29	$(156)	$(163)

Total Level 3 Fair Value	$—	$(147)	$(38)	$29	$(156)	$(163)

25.	SUBSEQUENT EVENTS

Events have occurred subsequent to December 31, 2008 that, although they do not impact the reported balances or results of operations as of that date, are material to the Company’s ongoing operations. These events are listed below.

Amendment to Accommodation Agreement

On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement.

Pursuant to the Amendment, the lenders have agreed to modify certain covenants contained in the Accommodation Agreement. Specifically the Amendment provides for:

—	Revised rolling 12-month cumulative Global EBITDAR covenant levels based upon the current economic and automotive environment as follows:

Period Ending	Global EBITDAR

January 31, 2009	$185
February 28, 2009	$(50)
March 31, 2009	$(150)
April 30, 2009	$(250)
May 31, 2009	$(350)

—	An additional cash collateral basket of up to $117 million (the “Basket”), which solely for purposes of the prepayment provisions in the Accommodation Agreement is considered an offset to amounts outstanding under the Revolving Facility (provided during February 2009). The Basket may be released to Delphi (and each such release may not be restored) upon the satisfaction of certain conditions described below.

By February 27, 2009 GM agreed that it would either (a) convert, subject to obtaining the approval of the Court and obtaining any required approvals from the President’s Designee pursuant to its loan agreement with the U.S. Treasury, the $50 million acceleration of payment terms referred to above to increase the amount available under the GM Advance Agreement to an aggregate of $350 million or (b) accelerate an additional $50 million in advances. The Amendment further provided that if GM chose option (a), the prescribed minimum borrower liquidity level in the Accommodation Agreement would be reduced to $50 million and the target cash balance in the GM Advance Agreement would be increased to $50 million, provided that all necessary approvals to amend the GM Advance Agreement have been received, before March 25, 2009. On February 27, 2009, GM chose option (a) and committed to increase from $300 million to $350 million the amounts available under the GM Advance Agreement, subject to receipt prior to March 24, 2009, of required approvals of the President’s Designee in accordance with the provisions of GM’s federal loans and prior to March 25, 2009, approval of the Court.

To provide additional liquidity support, the Amendment (as modified by the Supplemental Amendment) further provides that the amounts in the Basket may be released to Delphi if each of the following conditions is satisfied at the time of the release (a) by April 2, 2009 Delphi has filed a plan of reorganization or modifications to Delphi’s existing plan of reorganization meeting the conditions specified in the Accommodation Agreement and the 10 business day notice period after April 2, 2009 has elapsed without the majority of Tranche A and Tranche B lenders or majority of all lenders who signed the Accommodation Agreement having delivered notice that such plan of reorganization or modifications to Delphi’s existing Plan of Reorganization are not satisfactory, (b) after giving effect to the release, Delphi is compliant with the mandatory prepayment provisions in the Accommodation Agreement and all other covenants in the Amended and Restated DIP Credit Facility as modified by the Accommodation Agreement and the Amendment, and (c) prior to March 25, 2009 GM has agreed and has obtained all required approvals to increase the available amounts under the GM Advance Agreement to $450 million (which includes any conversion by GM of the previously accelerated payables described above into advances under the GM Advance Agreement). As noted above, GM has committed to increase to $450 million the amounts available under the GM Advance Agreement, subject to (i) GM not being notified by the President’s Designee that such increase is not permitted in accordance with the provisions of GM’s federal loans, (ii) Court approval, (iii) the GM board of directors’ approval, (iv) Delphi and GM executing a definitive transaction agreement relating to the sale of Delphi’s Steering Business, and (v) Court approval of the Steering Business Option Exercise Agreement. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described below under Steering and Halfshaft Business. Provided all necessary approvals are received and all conditions are satisfied to increase the amounts available under the GM Advance Agreement to $450 million prior to March 25, 2009, the targeted cash balance amount will be increased to $50 million. Delphi believes GM’s commitment to increase availability under the GM Advance Agreement is a significant step toward Delphi being able to access amounts in the Basket.

Notwithstanding the above, Delphi will be required to apply all amounts in the Basket to pay down the Amended and Restated DIP Credit Facility under the following circumstances: (i) Delphi has not delivered to the agent under the Amended and Restated DIP Credit Facility a proposal to GM regarding Delphi’s North American sites and the related GM plan to support Delphi’s overall emergence plan by February 17, 2009 (the “Proposal”); (ii) Delphi has not delivered to the agent under the Amended and Restated DIP Credit Facility a business plan incorporating the Proposal by February 20, 2009 (the “Business Plan”) and shall have delivered a supplement to such proposal by March 24, 2009; (iii) a majority of lenders executing the Amendment direct the agent under the Amended and Restated DIP Credit Facility on or before March 6, 2009 that the Proposal or the Business Plan is not satisfactory, (iv) a majority of lenders executing the supplement to the First Amendment shall direct the agent under the Amended and Restated DIP Credit Facility on or prior to April 7, 2009 that the March 24, 2009 supplement referred to in clause (ii) is not satisfactory, (v) if Delphi fails to file a plan of reorganization or modifications to its existing plan of reorganization meeting the conditions specified in the Accommodation Agreement by April 2, 2009 or if within 10 business days of such filing the majority of Tranche A and Tranche B lenders or majority of all lenders who signed the Accommodation Agreement deliver notice that such filing is not satisfactory, or (vi) if on March 24, 2009 there is less than $450 million of aggregate availability committed under the GM Advance Agreement. Delphi did timely deliver the Proposal and Business Plan to the agent as provided in clauses (i) and (ii) above and to date has not received any indication that such items were not satisfactory. In addition, Delphi will be required to apply an amount equal to twenty percent of the aggregate amount in the Basket to pay down the Amended and Restated DIP Credit Facility in the event that (A) Delphi does not deliver certain analyses on or before March 4, 2009, or (B) a majority of lenders executing the Supplemental Amendment shall direct the agent under the Amended and Restated DIP Credit Facility on or prior to March 18, 2009 that such certain analyses are not satisfactory.

The foregoing description of the Amendment, the Supplemental Amendment, the amendment to the Partial Temporary Accelerated Payments Agreement and the amendment to the GM Advance Agreement is a general description only. For additional detail, see the underlying agreements, which are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed the Purchase Agreement with an affiliate of Platinum, for the sale of the Steering Business and executed the Transaction Agreement with GM. In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Pursuant to the terms of the Purchase Agreement, any party in compliance with its obligations under the Purchase Agreement may terminate the Purchase Agreement since the transaction did not close by August 31, 2008. Prior to entry into the agreements described below in March 2009, neither party had terminated the Purchase Agreement. Pursuant to the Amended MRA, GM agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. On March 3, 2009, however, Delphi and Platinum entered into the Termination Agreement and Delphi and GM entered into the Option Exercise Agreement, subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM will exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to complete the Steering Purchase. GM has agreed to guaranty the payment and performance of its wholly-owned subsidiary’s obligations under the definitive transaction agreements to be entered into pursuant to the Option Exercise Agreement.

The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed to by GM and Delphi. In addition to certain other milestones, Delphi has agreed to use its reasonable best efforts to obtain Court approval of the Option Exercise Agreement on or before March 24, 2009, and Delphi and GM have agreed to use their reasonable best efforts to obtain Court approval of the Steering Purchase and assignment and assumption of contracts on or before April 23, 2009 and to close the Steering Purchase on or before April 30, 2009. The parties have agreed to file a motion seeking such required approvals of the Steering Purchase and the assignment and assumption of contracts with the Court.

Delphi and GM will enter into a transition services agreement on reasonable and customary terms pursuant to which Delphi will provide, among other things, general transition services with GM through mid-2011 and information technology transition services through December 2012. Other material terms of the Option Exercise Agreement include, but are not limited to, the following: (a) at the closing of the Steering Purchase, the parties will forego the working capital true-up set forth in the Amended MRA; (b) GM will not exercise certain of GM’s rights under the Amended MRA; (c) GM will pay all cure costs, with respect to all prepetition contracts which it requests be assumed and assigned to it; (d) GM will assume all postpetition trade payables with respect to the contracts included within the definition of the Steering Business (provided that Delphi will pay all trade payables prior to the closing in the ordinary course of business); (e) in lieu of an additional labor reimbursement contemplated under the Amended MRA, at closing GM will assume certain of Delphi’s labor and workers’ compensation obligations; and (f) GM will assume responsibility, and waive any obligations of Delphi relating to, warranty, recall, and products liability with respect to products manufactured for, or sold to, GM by the Steering Business, whether before or after the closing and Delphi will retain responsibility for such liability with respect to products sold to non-GM customers prior to closing. Pursuant to the Termination Agreement, Delphi and Platinum have agreed to return the deposit amount under the Purchase Agreement to Platinum.

The closing of the Steering Purchase is conditioned on GM paying to the administrative agent under Delphi’s Amended and Restated DIP Facility, for the benefit of the lenders thereunder, a non-refundable amount equal to the reduction in available receivables, available inventory, and fixed asset component of the borrowing base caused directly by the consummation of such purchase. In the event Delphi and GM reach an agreement for the sale of any of Delphi’s other businesses and manufacturing sites in the U.S. to GM, then, upon the closing of such sale, such payment would constitute partial prepayment of the consideration for the sale of such facilities. The above summary is qualified by reference to the terms and provisions of any final agreement filed with the Court.

Salaried Retiree OPEB and Life Insurance

On February 4, 2009, Delphi filed a motion with the Court seeking the authority to cease providing health care and life insurance benefits in retirement to salaried employees, retirees, and surviving spouses as soon as practicable after March 31, 2009. On February 24, 2009, the Court provisionally approved Delphi’s motion to modify salaried health care and life insurance benefits in retirement to eliminate Company funding effective April 1, 2009. The Court also authorized Delphi to immediately begin the administrative process to implement these modifications. The provisional approval was based on the Court’s finding that the Company had met its evidentiary burdens, subject to the appointment of a Retirees’ Committee to review whether it believes that any of the affected programs involved vested benefits (as opposed to “at will” or discretionary, unvested benefits). The Court scheduled a hearing to review the committee’s findings for March 11, 2009. Delphi’s termination of health care and life insurance benefits in retirement to salaried employees, retirees, and surviving spouses will enable Delphi to settle the related APBO of more than $1.1 billion and conserve projected annual cash expenditures of approximately $70 million.

Tax Credit Receipt

In January 2009, Delphi received an accelerated payment of €46 million (approximately $61 million at January 31, 2009 exchange rates) for tax credits owed to Delphi by the government of France. Delphi is continuing to seek additional support from certain foreign governments as part of its overall efforts to improve liquidity.

26.	QUARTERLY DATA (UNAUDITED)

The following is a condensed summary of the Company’s unaudited quarterly results of continuing operations for fiscal 2008 and 2007. These amounts have been restated for discontinued operations.

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	(in millions, except per share amounts)

2008
Net sales	$5,252	$5,234	$4,377	$3,197	$18,060
Cost of sales	4,897	4,821	4,117	3,233	17,068

Gross profit (a)	$355	$413	$260	$(36)	$992

U.S. employee workforce transition program charges	$36	$18	$22	$2	$78
GM settlement (Note 2 — MRA)	$—	$—	$(254)	$—	$(254)
Long lived asset impairment charges	$3	$5	$5	$24	$37
Goodwill impairment charges	$—	$168	$—	$157	$325
Operating loss	$(267)	$(365)	$(96)	$(753)	$(1,481)
(Loss) income from continuing operations (b)	$(530)	$(559)	$5,143	$(998)	$3,056
(Loss) income from discontinued operations, net of tax	(59)	8	75	(43)	(19)

Net (loss) income	$(589)	$(551)	$5,218	$(1,041)	$3,037

Basic and diluted (loss) income per share Continuing operations	$(0.94)	$(0.99)	$9.11	$(1.77)	$5.41
Discontinued operations	(0.10)	0.01	0.13	(0.07)	(0.03)

Basic and diluted (loss) income per share	$(1.04)	$(0.98)	$9.24	$(1.84)	$5.38

Common stock price
High	$0.22	$0.14	$0.11	$0.08	$0.22
Low	$0.04	$0.04	$0.04	$0.02	$0.02
2007
Net sales	$5,682	$6,000	$5,279	$5,322	$22,283
Cost of sales	5,306	5,654	5,111	4,995	21,066

Gross profit (a)	$376	$346	$168	$327	$1,217

U.S. employee workforce transition program charges	$(6)	$—	$197	$21	$212
Long lived asset impairment charges	$6	$34	$14	$44	$98
Securities and ERISA litigation charge	$—	$332	$21	$(10)	$343
Operating loss	$(215)	$(644)	$(663)	$(423)	$(1,945)

(Loss) income from continuing operations (b)	$(391)	$(808)	$(1,149)	$40	$(2,308)
Loss from discontinued operations, net of tax (c)	(142)	(13)	(20)	(582)	(757)

Net loss	$(533)	$(821)	$(1,169)	$(542)	$(3,065)

Basic and diluted (loss) income per share Continuing operations	$(0.70)	$(1.44)	$(2.04)	$0.07	$(4.11)
Discontinued operations	(0.25)	(0.02)	(0.04)	(1.03)	(1.34)

Basic and diluted loss per share	$(0.95)	$(1.46)	$(2.08)	$(0.96)	$(5.45)

Common stock price
High	$3.86	$3.12	$2.59	$0.49	$3.86
Low	$2.25	$1.46	$0.44	$0.10	$0.10

a)	Gross profit is defined as net sales less cost of sales (excluding U.S. employee workforce transition program charges, GM settlement, Depreciation and amortization, Long-lived asset impairment charges and Goodwill impairment charges).

b)	(Loss) income from continuing operations includes the reorganization gains of $5,586 million in the third quarter of 2008 related to the GM settlements, and a tax benefit of $703 million in the fourth quarter of 2007 related to credits in other comprehensive income. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 8. Income Taxes for more information.

c)	Loss from discontinued operations includes a charge of $595 million related to the assets held for sale for the Steering and Interiors and Closures Businesses, including the impact of curtailment loss on pension benefits for impacted employees in the fourth quarter of 2007.

27.	DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. As approved by the Court on January 25, 2008, the Debtors sold investments in non-Debtor affiliates in the amount of $1.4 billion to a non-Debtor affiliate and received a note receivable from non-Debtor affiliates. During 2008, 2007 and 2006, the Debtors received approximately $292 million, $644 million and $2 million, respectively, of dividends from non-Debtor affiliates. Dividends from non-Debtor affiliates are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore were recorded in equity income from non-Debtor affiliates, net of tax. During 2008 and 2007, a non-Debtor entity repatriated $16 million and $106 million, respectively, to a Debtor entity in the form of a capital reduction. This transaction is reflected in the condensed combined statement of cash flows as a return on investment in non-Debtor affiliates.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt from the bankruptcy filing date until the third quarter of 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. At December 31, 2008 and 2007, Delphi had accrued interest of $415 million and $411 million, respectively, in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the plan modifications are approved.

GM Settlement — Delphi filed amendments to the MRA in the Court on September 12, 2008, and subsequently entered into an additional amendment to the GSA as of September 25, 2008. The Court approved such amendments on September 26, 2008 and the Amended GSA and the Amended MRA became effective on September 29, 2008. Upon effectiveness of the Amended MRA, Delphi recorded a reduction to operating expenses of $254 million, as discussed further in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements.

U.S. Employee Workforce Transition Programs — The workforce transition programs offer buy-down payments for eligible traditional employees who do not elect the attrition or flowback options and continue to work for Delphi. The estimated payments to be made under the buy-down arrangements within the UAW and IUE-CWA Workforce Transition Programs totaled $323 million and were recorded as a wage asset and liability. In accordance with EITF 88-23, “Lump-Sum Payments under Union Contracts,” the wage asset was being amortized over the life of the respective union agreements. The corresponding wage liability will be reduced as buy-down payments are made. Based on the Amended GSA, Delphi received reimbursement from GM of $230 million during the third quarter of 2008 for certain costs related to the Workforce Transition Programs. In addition, because the Amended GSA provides for reimbursement of payments to be made under the buy-down arrangements with the UAW and IUE-CWA Workforce Transition Programs, $126 million of the related wage asset was reclassified to GM and affiliates accounts receivable on the consolidated balance sheet as of December 31, 2008 and the remaining $90 million of the related wage asset was recorded to reorganization items on the consolidated statement of operations for 2008.

Goodwill Impairment Charges — During 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture and Electronics and Safety segment to be less than their book value. The fair values were also adversely affected by declining industry market valuation metrics. Accordingly, the Debtors recorded $115 million of goodwill impairment charges in the Debtor financial statements during 2008 related to the Electrical/Electronic Architecture and Electronics and Safety segments. Refer to Note 10. Goodwill for more information.

Income Tax Benefit — Delphi recorded income tax expense of $14 million for 2008 and recorded an income tax benefit of $691 million for 2007.

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

As of December 31, 2007, Delphi had disproportionate tax effects in OCI related to the hourly pension and OPEB obligations of a $533 million tax benefit and a $311 million tax expense, respectively. During 2008, Delphi accounted for its hourly pension and OPEB transfer to GM as settlement of liabilities. As a result, Delphi eliminated the disproportionate tax effect in OCI related to the hourly pension and OPEB obligations on a pro rata basis to the amount of the obligation that was settled. Accordingly, Delphi recorded a tax benefit of $9 million in continuing operations for 2008, comprised of a $320 million tax benefit and $311 million tax expense related to the hourly pension and OPEB obligation settlement, respectively. The annual effective tax rate in 2007 was impacted by tax benefit of $703 million related to $1.9 billion U.S. pre-tax other comprehensive income related to employee benefits. Delphi continues to maintain a full valuation allowance for its deferred tax assets in the U.S. as it is more likely than not that the benefits will not be recognized.

Additionally, Delphi’s annual effective tax rate was impacted by withholding tax expense of $21 million and $25 million in 2008 and 2007 respectively. Delphi had a tax contingency reserve expense of $7 million and a benefit of $12 million as of December 31, 2008 and 2007, respectively, which also impacted the annual effective tax rate.

Liabilities — Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(in millions)

Payroll related obligations	$39	$48
Employee benefits, including current pension obligations	84	120
Taxes other than income	36	70
Warranty obligations	74	173
U.S. employee workforce transition program	115	234
Employee termination benefits and other exit costs	81	105
Interest on prepetition claims	415	411
Working capital backstop — Steering Business	210	—
Other	264	167

Total	$1,318	$1,328

Employee benefit and other consisted of the following:

	December 31,
	2008	2007
	(in millions)

Workers compensation	$325	$328
Environmental	90	103
Extended disability benefits	60	72
Warranty	130	203
Other	131	245

Total	$736	$951

Assets Held for Sale — The assets held for sale by the Debtors as of December 31, 2008 and 2007 include the net assets held for sale of the Non-debtor affiliates of $263 million and $294 million, respectively, which was reclassified from investments in non-Debtor affiliates. During 2008 and 2007, the Debtor assets held for sale were revalued based on the expected proceeds, resulting in a charge related to the assets held for sale of $50 million and $561 million, respectively. Additionally, during 2007, Delphi recorded a $34 million curtailment loss on pension benefits.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF OPERATIONS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(in millions)

Net sales	$7,988	$11,978	$14,149
Operating expenses:
Cost of sales, excluding items listed below	8,404	12,453	14,645
U.S. employee workforce transition program charges	78	212	2,706
GM settlement (Note 2 — MRA)	(254)	—	—
Depreciation and amortization	405	511	562
Long-lived asset impairment charges	9	84	102
Goodwill impairment charges	115	—	—
Selling, general and administrative	857	1,008	1,006
Securities & ERISA litigation charge	—	343	—

Total operating expenses	9,614	14,611	19,021

Operating loss	(1,626)	(2,633)	(4,872)
Interest expense (contractual interest expense for the year ended December 31, 2008, 2007 and 2006 was $510 million, $444 million and $526 million, respectively)	(386)	(722)	(378)
Loss on extinguishment of debt	(49)	(27)	—
Other income (expense), net	2	36	(11)
Reorganization items:
GM settlement (Notes 2 and 3 — GSA)	5,332	—	—
Professional fees and other, net (Note 3)	(129)	(136)	(70)

Income (loss) from continuing operations before income tax benefit and equity income	3,144	(3,482)	(5,331)
Income tax (expense) benefit	(14)	691	(1)
Equity income from non-consolidated affiliates, net of tax	2	21	37

Income (loss) from continuing operations before discontinued operations and equity income from non-Debtor affiliates	3,132	(2,770)	(5,295)
Loss from discontinued operations, net of tax (Note 5)	(62)	(695)	(326)
Equity (loss) income from non-Debtor affiliates, net of tax	(33)	400	154
Cumulative effect of accounting change	—	—	3

Net income (loss)	$3,037	$(3,065)	$(5,464)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	December 31,
	2008	2007
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$231	$113
Restricted cash	355	125
Accounts receivable, net:
General Motors and affiliates	670	972
Other third parties	385	623
Non-Debtor affiliates	249	250
Notes receivable from non-Debtor affiliates	77	278
Inventories, net:
Productive material, work-in-process and supplies	418	652
Finished goods	75	171
Other current assets	204	385
Assets held for sale	333	475

Total current assets	2,997	4,044
Long-term assets:
Property, net	1,182	1,446
Investments in affiliates	251	331
Investments in non-Debtor affiliates	1,104	3,267
Goodwill	37	152
Notes receivable from non-Debtor affiliates	1,429	—
Other	183	512

Total long-term assets	4,186	5,708

Total assets	$7,183	$9,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,635	$2,782
Accounts payable	551	1,007
Accounts payable to non-Debtor affiliates	535	689
Accrued liabilities	1,318	1,328
Liabilities held for sale	149	167

Total current liabilities	6,188	5,973
Long-term debt	20	24
Employee benefits and other	736	951

Total long-term liabilities	756	975

Liabilities subject to compromise	14,664	16,276

Total liabilities	21,608	23,224

Stockholders’ deficit:
Total stockholders’ deficit	(14,425)	(13,472)

Total liabilities and stockholders’ deficit	$7,183	$9,752

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(481)	$(114)	$(572)

Cash flows from investing activities:
Capital expenditures	(279)	(224)	(217)
Proceeds from divestitures and sale of property	178	87	21
Investment in joint ventures	(8)	(11)	—
Increase in restricted cash	(230)	(13)	(102)
Proceeds from notes receivable from non-Debtor affiliates	265	—	—
Return on investment in non-Debtor affiliates	16	106	—
Other, net	(16)	—	(7)
Discontinued operations	(26)	(28)	(69)

Net used in investing activities	(100)	(83)	(374)

Cash flows from financing activities:
Proceeds from amended and restated debtor-in-possession facility, net of issuance cost of $92 million	3,528	—	—
Proceeds from Refinanced DIP Credit Facility, net of issuance costs	—	2,691	—
(Repayments) proceeds from debtor-in-possession facility, net	—	(250)	—
Repayments of borrowings under term loan	—	(988)	—
(Repayments) proceeds from prepetition secured revolving credit facility, net	—	(1,508)	2
Repayments of borrowings from refinanced debtor-in-possession facility	(2,746)	—	—
Accommodation agreement issuance costs	(58)	—	—
(Repayments) proceeds under cash overdraft	—	—	(29)
Repayments of borrowings under other debt agreements	(25)	(11)	(12)

Net cash provided by (used in) financing activities	699	(66)	(39)

Increase (decrease) in cash and cash equivalents	118	(263)	(985)
Cash and cash equivalents at beginning of period	113	376	1,361

Cash and cash equivalents at end of period	$231	$113	$376

DELPHI CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(in millions)

December 31, 2008:
Allowance for doubtful accounts	$143	$66	$—	$(45)	$164
Tax valuation allowance	$9,744	$(1,726)	$1,134	$(8)	$9,144

December 31, 2007:
Allowance for doubtful accounts	$144	$42	$—	$(43)	$143
Tax valuation allowance	$8,471	$1,364	$(66)	$(25)	$9,744

December 31, 2006:
Allowance for doubtful accounts	$122	$62	$—	$(40)	$144
Tax valuation allowance	$5,891	$2,609	$—	$(29)	$8,471

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded such controls and procedures were effective as of December 31, 2008.

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

Management performed its assessment of internal controls over financial reporting as of December 31, 2008, the end of our fiscal year, based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2008.

Ernst & Young LLP has issued an attestation report which is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ending December 31, 2008.

Changes in Internal Controls Resulting from Remediation Activities

Our financial reporting process includes extensive procedures we undertake so that our published financial statements are presented in accordance with U.S. GAAP. During our 2007 assessment of internal controls over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we identified a material weakness related to inventory accounting adjustments. Specifically, our 2007 assessment concluded that controls to determine that adjustments to inventory quantities are made in the appropriate period and to capture, analyze and record inventory manufacturing variances did not operate with sufficient timeliness and precision to enable recognition of material adjustments to inventory balances in the proper period. This was primarily attributable to our inability to fully implement an enterprise software solution for our Electrical/Electronic Architecture segment, resulting in a significant portion of the segment’s inventory continuing to be processed in our legacy inventory system which lacks a timely perpetual inventory record. Additionally, in those locations where we had implemented a new enterprise software solution, controls related to data and process conversion and end user readiness were not functioning as designed. As a result of these situations, in 2007 we concluded that it was possible that material misstatements related to the carrying value of inventories, cost of goods sold and related disclosures could occur and not be prevented or detected.

We also identified a number of remediation activities, including the implementation of additional controls and procedures, to specifically address the identified material weakness. Our 2008 assessment specifically considered the results of our 2007 assessment and the evaluation of additional controls and procedures implemented throughout the course of the year, and indicated that we remediated the previously identified material weakness by improving the consistency of the operating effectiveness of existing internal controls including controls related to data and process conversion and end user readiness and by implementing the following control activities:

Implementation of Enterprise Software Solution. At the beginning of 2008, only seventy-two percent of our Electrical/Electronic Architecture segment’s inventory was accounted for using a perpetual inventory accounting system. Throughout the year, we deployed within the segment the Company’s enterprise software solution to replace legacy software systems lacking perpetual inventory accounting functionality. At December 31, 2008, ninety-three percent of the segment’s inventory was reported using the Company’s enterprise software solution. The implementation of the enterprise software solution enabled the segment to complete annual physical inventories and record related adjustments in a timely manner. It is anticipated that annual physical inventories and the continued implementation of periodic cycle counting will remain as key controls to help ensure the accuracy and timeliness of adjustments to the segment’s inventory balances.

Ongoing Control Enhancement Activities

We remain focused on enhancing the efficiency and effectiveness of our overall control structure, and continue to make improvements in the following areas:

Enhancement of Quarterly Close Reviews. In 2007, each operating segment implemented a series of key monitoring controls. These key controls focused on significant aspects of the financial statement closing process and were enhanced in 2008 to align more closely with the Company’s internal control framework and improve accounting personnel’s awareness of the effectiveness of key financial controls. Corporate personnel continue to review the operating segments’ execution of these monitoring controls at quarterly post-close meetings with the Chief Accounting Officer (the “CAO”).

Additional Training on Accounting Policies. The CAO’s staff continued to provide training and policy guidance to the global finance and accounting staff in training sessions. The training covered the Company’s accounting policies and related internal controls. The Company will continue to hold accounting policy training courses as necessary.

Other Changes in Internal Control over Financial Reporting

As presented in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements, and because of the inherent nature of the chapter 11 reorganization process and the execution of the transformation plan including the unprecedented decline in global automotive sales, divestures, along with the changing of business processes and organizational structures to streamline operations, reduce administrative burden and costs, and resolve our legacy liabilities as we seek to transform our business, our control environment will change and we must continuously adapt our control framework. As new processes are implemented and existing ones change, additional risks may arise that are not currently contemplated by our existing internal control framework. Although management will continue to monitor the chapter 11 restructuring process and the execution of the transformation plan for control activities outside its normal control framework and seek to adapt its control framework to newly identified risks, we cannot assure we will be successful in identifying and addressing such risks in a timely manner.

We continue the deployment of an enterprise software solution to replace legacy software systems in our businesses at various global locations. We expect this deployment will continue through 2010 and beyond.

As the Company continues to divest of certain non-core businesses we cannot assure that we will successfully identify and address those risks related to system, business and transaction process separation.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names, ages and other positions with Delphi Corporation (“Delphi” or the “Company”), if any, as of March 3, 2009 of each director are listed below.

Name	Age	Position	Term

Robert S. Miller	67	Executive Chairman	Since 2005
Rodney O’Neal	55	President & CEO	Since 2005
Oscar de Paula Bernardes Neto	62	Director	Since 1999
John D. Englar	62	Director	Since 2006
David N. Farr	54	Director	Since 2002
Raymond J. Milchovich	59	Director	Since 2005
Craig G. Naylor	60	Director	Since 2005
John H. Walker	51	Director	Since 2005
Martin E. Welch	60	Director	Since 2006

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
Other Directorships: United Airlines Corporation and Symantec Corporation

Mr. O’Neal became chief executive officer and president of Delphi Corporation in January 2007. He was chief operating officer and president of Delphi Corporation from January 7, 2005. Prior to that position, Mr. O’Neal served as president of Delphi’s former Dynamics, Propulsion and Thermal sector from January 2003 and as executive vice president and president of Delphi’s former Safety, Thermal and Electrical Architecture sector from January 2000. Previously, he had been vice president and president of Delphi Interior Systems since November 1998 and general manager of the former Delphi Interior & Lighting Systems since May 1997. He is a member of the Executive Leadership Council.
Other Directorships: Goodyear Tire & Rubber Company and Sprint Nextel Corporation

Mr. Bernardes is the senior partner of LID Group and of Integra Associados Reestrutruacão Empresarial Ltd in Sao Paulo, Brazil. He was chief executive officer of Bunge International from 1996 to 1999. Before joining Bunge, Mr. Bernardes was a senior partner with Booz Allen & Hamilton, an international consulting firm. He also has over 15 years of consulting experience, including several projects related to the automotive industry in South America. Mr. Bernardes is a member of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors. He is also a member of the Advisory Board of Bunge Brasil, Alcoa Brasil and Veirano Associados.
Other Directorships: Gerdau S.A., Metalurgica Gerdau S.A., Johnson Electric Holdings Ltd., Companhia Suzano S.A., Sao Paulo Alpargatas S

Mr. Englar was appointed Distinguished Practitioner in Residence at the Elon University School of Law in Greensboro, North Carolina in December 2007. Previously, he was an executive in residence for Duke University, Fuqua School of Business, in Durham, North Carolina from January 2004 until December 2007 and has held such position at The Bryan School of Business of the University of North Carolina, Greensboro, North Carolina since January 2005. Until November 2003, Mr. Englar was Senior Vice President, Corporate

Development and Law with Burlington Industries, Inc. and also served as a director of Burlington from 1990 to 2003 and chaired its Investment Committee. In his 25-year career with Burlington, he held several executive leadership positions including chief financial officer, corporate secretary and general counsel. From 1972 to 1978, he was an attorney with Davis Polk & Wardwell in Paris and New York. Mr. Englar is a member of the Compensation and Executive Development Committee and the Audit Committee of Delphi’s Board of Directors. He is also a member of the Duke CIBER Advisory Council.

Mr. Farr, is the chairman, chief executive officer and president of Emerson Electric Co., a publicly traded global manufacturing and technology company, having been named chief executive officer in October 2000 and elected to the position of chairman of the board of directors in September 2004. He joined Emerson in 1981. Mr. Farr is a member of the Business Council and the Civic Progress Group of St. Louis, Missouri. He is also a member of the Greater St. Louis United Way Board and the Municipal Theatre Association of St. Louis. Mr. Farr is Chairman of the Corporate Governance and Public Issues Committee of Delphi’s Board of Directors.
Other Directorship: Emerson Electric Co.

Mr. Milchovich has been chairman and chief executive officer since October 2001 and was president from October 2001 until January 2007 of Foster Wheeler Ltd., a publicly traded global engineering and construction company serving energy-related markets. Before joining Foster Wheeler Ltd., he was the president, chief executive officer and chairman of Kaiser Aluminum Corporation and its subsidiary, Kaiser Aluminum & Chemical Corporation, where he held various management positions after joining the company in 1980. Mr. Milchovich is a member of the Compensation and Executive Development Committee of Delphi’s Board of Directors.
Other Directorships: Foster Wheeler Ltd. and Nucor Corporation

Mr. Naylor retired in December 2006 from E.I. du Pont de Nemours and Company, a publicly traded chemical company, where he served in various capacities since joining in 1970. He most recently served as group vice president, Dupont Electronic & Communication Technologies, which position he held from March 2004. Previously, Mr. Naylor served as group vice president, Asia Pacific from January 2004, as group vice president DuPont Performance Materials from 2002 to 2004, and as group vice president and general manager of Engineering Polymers, Fluoroproducts and Packaging & Industrial Polymers from 2000 to 2002. Mr. Naylor is Lead Director, Chairman of the Executive Committee and Chairman of the Compensation and Executive Development Committee of Delphi’s Board of Directors.

Mr. Walker was named chief executive officer of Global Brass and Copper, Inc. (“GBC”), a worldwide metals producer, in November 2007. GBC recently acquired the worldwide metals business of Olin Corporation. Previously, he served as president and chief executive officer of The Boler Company, which operates under the name Hendrickson International, from August 2003 until September 2006. Hendrickson International is a global independent provider of truck and trailer suspensions. From March 2000 to August 2003, he was chief operating officer, president and chief executive officer of Weirton Steel Corporation. Mr. Walker was also with the consulting firm McKinsey & Company in the mid-1980s. Mr. Walker is a member of the Audit Committee of Delphi’s Board of Directors.
Other Directorships: United Airlines Corporation and Nucor Corporation

Mr. Welch is currently serving in a transition role at United Rentals, Inc. Through November 2008, he was the executive vice president and chief financial officer of United Rentals, Inc., the largest equipment rental company in the world, having previously served as its interim chief financial officer from September 2005 until March 2006. Previously, Mr. Welch served as senior vice president and chief financial officer of Oxford Automotive, Inc., an automotive supply company from May 2003 to January 2004. Mr. Welch served as director and business advisor to the private equity firm, York Management Services from 2002 to 2005. Mr. Welch joined Kmart Corporation as chief financial officer in 1995 and served in that capacity until 2001. He is a member of the Board of Trustees of the University of Detroit Mercy. Mr. Welch is Chairman of the Audit Committee and a member of the Executive Committee of Delphi’s Board of Directors.

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

Mr. Welch was senior vice president and chief financial officer of Oxford Automotive, Inc. from May 2003 to June 2004. Oxford Automotive, Inc. commenced a voluntary petition under chapter 11 of the United States Bankruptcy Code on December 7, 2004.

SECTION 16(b) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of filings, all persons subject to the reporting requirements of Section 16(b) filed the required reports on a timely basis for the fiscal year ended 2008.

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

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Delphi continues to maintain the Audit Committee of the Board of Directors as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange. As of December 31, 2008, the Audit Committee was composed of three individuals, including the Chairman, Martin E. Welch, John D. Englar and John H. Walker, each of whom is independent as that term is used in Section 10A(m)(3) of the Exchange Act. The Board of Directors has determined that Mr. Welch is an audit committee financial expert as defined in Section 3(a)(58) of the Exchange Act and the related rules of the Commission. In addition, the Board of Directors has determined that Messrs. Englar and Walker each have significant experience in reviewing, understanding and evaluating financial statements and are each financially literate, as such term has been defined by the listing standards of the New York Stock Exchange. The Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com).

Although Mr. Walker meets the independence standards as set forth in Section 10A(m)(3) of the Exchange Act applicable to directors serving on an audit committee, Mr. Walker ceased to meet the independence requirements set forth in the listing standards of the New York Stock Exchange when he became the Chief Executive Officer of Global Brass and Copper, Inc., the successor to the worldwide metals business of Olin Corporation, in late November 2007. Throughout 2008, Delphi’s purchases of metals from Olin Corporation exceeded 2% of Olin Corporation’s 2008 annual revenues, which is in excess of the threshold contained in the New York Stock Exchange’s listing standards and in Delphi’s corporate governance guidelines. Although Mr. Walker ceased to meet such independence requirements, Delphi’s Board of Directors determined that such relationship does not prevent Mr. Walker from exercising his independent judgment with respect to matters addressed by the Audit Committee, provided he recuses himself from decisions on any matter involving his employer and further determined that it was in the best interests of Delphi that Mr. Walker continue his service on the Audit Committee until Delphi’s emergence from chapter 11 proceedings, at which time it is expected that a new board of directors will be elected.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes and analyzes Delphi Corporation’s (“Delphi” or the “Company,” “we,” or “our”) compensation for our named executive officers and the executive compensation tables that follow.

The Compensation and Executive Development Committee (the “Compensation Committee”) of our Board of Directors oversees all aspects of Delphi’s director, officer and other executive compensation and benefit policies. The executives covered under our policies are categorized as follows:

•	Named Executive Officers — the Chief Executive Officer (“CEO”), Chief Financial Officer and the three next most highly compensated officers as identified in the Summary Compensation Table.

•	Executive Officers — those officers who are either in charge of one of Delphi’s principal business units or who perform a key policy making function. For a list of Delphi’s Executive Officers, see Part I, Supplementary Item in this Annual Report. Any reference to executive officers in this section includes the named executive officers.

•	Delphi Strategy Board (“DSB”) — 19 executives comprising Delphi’s officer group (Corporate Vice Presidents and above), which includes the Executive Officers as well as the functional and staff heads of various Corporate functions.

•	Non-DSB Executives — approximately 465 global executives who are eligible for compensation under Delphi’s Executive Compensation and Benefit programs.

•	Executives — the combined DSB and non-DSB Executives, approximately 484 executives.

The Compensation Committee oversight includes:

•	developing and reviewing Delphi’s compensation philosophy;

•	establishing annual and long-term performance goals under Delphi’s incentive plans;

•	overseeing periodic reviews and evaluations of corporate and individual performance of each executive officer; and

•	approving the individual compensation of the executive officers, as well as other members of the DSB and non-DSB officers who are subject to Section 16 of the Securities Exchange Act of 1934.

Since Delphi’s inception, the Compensation Committee has retained an independent outside consultant to advise it on compensation and benefits issues. The Compensation Committee has full discretion to retain or terminate the consulting relationship and to approve the consultant’s fees and terms of engagement. The authority of the Compensation Committee to engage consultants is formally documented in the Committee’s written charter, which was adopted in 2002. Since 2005, the Compensation Committee has engaged Watson Wyatt Worldwide (“Watson Wyatt”) to conduct reviews of Delphi’s compensation structure, both for the Company as a whole and for the DSB, and to compare the structure with current market trends. Watson Wyatt also performs other services for Delphi, including pension actuarial services, however we do not believe providing these additional services in any way compromises the independence of their advice with respect to the market-competitiveness of our compensation and benefit programs. In addition, the elements of our compensation and benefit programs remain subject to the review and analysis of the Unsecured Creditors

Committee (“UCC”) appointed by the U.S. Trustee in our chapter 11 proceedings, which has engaged its own compensation consultants.

The liaison between Delphi’s management and the Compensation Committee on executive compensation matters is Mark R. Weber, our Executive Vice President Global Business Services. As such, Mr. Weber is responsible for providing management input on proposals and discussions undertaken by the Compensation Committee and its consultant. Mr. Weber regularly attends Compensation Committee meetings and he and his staff assist, as requested, the consultants from Watson Wyatt with the preparation of any analysis or study requested by the Compensation Committee to facilitate the fulfillment of the Compensation Committee’s fiduciary obligations with respect to compensation matters. Rodney O’Neal, our president and chief executive officer, occasionally attends Compensation Committee meetings for the purpose of reviewing with the Compensation Committee management’s recommendations for the incentive plan performance goals, and he makes recommendations on individual executives as described in the “Performance Management” section. Neither Mr. O’Neal nor Mr. Weber has any approval or voting authority with respect to matters considered by the Compensation Committee.

Compensation Objectives and Design

When Delphi filed for chapter 11 on October 8, 2005, the Company outlined certain compensation design objectives in a Key Employee Compensation Program (“KECP”), which has provided a foundation for the compensation programs for all executives during chapter 11. The KECP was designed with the assistance of Watson Wyatt, who provided objective information on the market practices of Delphi’s peer companies, general competitive practices and practices of other companies that have filed for chapter 11. The U.S. Bankruptcy Court (the “Court”) has reviewed and approved various elements of the KECP during the course of the bankruptcy, including a modified annual incentive plan and cash and equity awards to be paid or granted upon emergence from our chapter 11 proceedings. Additionally, the court reviewed and approved the freezing of the company’s U.S.-qualified and non-qualified defined benefit pension plans and the replacement defined contribution plans described below.

The Compensation Committee continues to review the existing compensation structure in light of Delphi’s delayed emergence from chapter 11 and the difficult economic climate. Recently the Compensation Committee supported management’s decision to discontinue, as soon as practicable after March 31, 2009, certain compensation and benefit programs, including the suspension of merit and incentive programs in 2009, the cancellation of existing and future retiree health care and life insurance benefits and the elimination of supplemental executive retirement program payments relating to prepetition claims by currently retired executives. As the company moves toward emergence, the Committee remains committed to providing an ongoing total compensation program that is competitive and supports Delphi’s business and people strategies while balancing the interests of all Delphi’s stakeholders.

Objectives

Our compensation plans are intended to reward executives when they have achieved the goals we have set and to motivate our executives to improve Delphi’s performance and profitability. However, we also believe that a compensation program should allow for a review of individual performance and contribution to Delphi, and therefore our compensation plans allow for appropriate adjustments to compensation based on a review of individual performance as well as the achievement of overall corporate performance objectives.

Our general compensation objectives are to:

•	Provide competitive pay opportunities with a target total reward opportunity sufficient to attract and retain high-caliber executives who can effectively manage Delphi’s complex global businesses, taking into account the competitive marketplace as well as each executive’s experience and performance;

•	Link a significant portion of each executive’s compensation to performance-based at-risk incentives, annual financial and strategic goals and the creation of sustainable stakeholder value consistent with

Delphi’s long-term strategic goals, while recognizing that equity-based incentive award programs are not an appropriate vehicle during our chapter 11 proceedings;

•	Ensure at-risk incentive-based compensation primarily rewards performance;

•	Maintain the total cost of any compensation program in line with the median range of our peer companies and also consider benchmarked companies that have filed for chapter 11;

•	Provide significant reward for achievement of superior individual performance, which can result in differentiated compensation among executives with similar levels of responsibilities based on individual performance; and

•	Provide flexibility to make other appropriate adjustments in targets and awards in light of the cyclical nature of Delphi’s businesses in recognition of the need to manage for value throughout the business cycle.

Reward Philosophy

The Compensation Committee believes achievement in the following areas should be rewarded, and that the Delphi compensation programs are customized to recognize company and individual performance and contribution toward achieving superior performance against objectives in these areas:

•	Financial — the Compensation Committee focuses on financial goals that it believes are primary indicators of whether the company and its business units are achieving their annual and long-term business strategies and objectives.

•	Customer/Operational — the Compensation Committee evaluates customer-important operating metrics such as quality, delivery, and product launch performance as well as internal measures of efficiency such as manufacturing, engineering and safety performance.

•	People — the Compensation Committee periodically assesses and evaluates Delphi’s top executives’ leadership attributes, including development of people, ethical conduct and development of a diverse global workforce.

Elements of Compensation

In general, compensation is defined as:

•	total direct compensation — base salary, short-term incentive opportunities and long-term incentive opportunities

•	other compensation — retirement programs, perquisites and any other aspects of pay

•	total compensation — total direct compensation plus other compensation

Our total compensation is composed of the following elements:

Element	Key Features	Relationship to Objectives

Direct Compensation
Base Salary	— Commensurate with responsibilities, tenure, experience and performance — Reviewed on a periodic basis for competitiveness	— Provide competitive pay opportunities to attract and retain executives
Short-term Incentive
— Compensation Committee approves a target incentive pool for each performance period based on selected financial and/or operational metrics
— Each executive is granted a fixed award opportunity consistent with competitive data. The amount generally varies by level of responsibility
— Final executive awards are determined by the actual performance of the company which can then be adjusted to reflect individual performance
— Link a significant portion of compensation to individual and corporate achievement of specific financial and operational objectives that relate to enhanced stakeholder value
Long-term Incentive	— Not being granted while in chapter 11 proceedings	— Recognizes that existing equity-based incentive award programs are not an appropriate vehicle during bankruptcy proceedings
Other Compensation
Perquisites
— Named executive officers are eligible for:
• Company-leased car or car allowance
• Financial planning services
• Supplemental life and umbrella liability insurance
• Home security monitoring
— Cease in the year of separation
— Ensures competitive pay opportunities at the top executive level — Must be reasonable in terms of cost
Retirement Benefits	— Frozen qualified and non-qualified defined benefit pension plans — Qualified and non-qualified defined contribution retirement plans	— Provide a market competitive replacement income in retirement — Retain highly-qualified executives
Employment & Change in Control (“CIC”) Agreements
— Employee agreements provide severance benefits in return for the executive’s agreement to confidentiality, non-compete and non-solicitation provisions
— CIC Agreements provide for the immediate vesting and funding of certain equity awards and retirement benefits upon a CIC and additional severance benefits upon a subsequent termination of employment

— To retain highly-qualified executives at the DSB level while also protecting the company’s interest in the event the executive leaves employment prior to retirement
— Ensures each DSB member’s full attention and dedication to stakeholders’ interests in the event of a CIC

Competitive Benchmarking

The current compensation structure was developed using competitive benchmark data provided by the Compensation Committee’s outside independent consultant. For this review, the independent compensation consultant analyzed available 2007 proxy data for a defined peer group to evaluate the total direct compensation of our DSB members, including the named executive officers, as well as consultant survey data for comparable executive positions to evaluate the total direct compensation of our non-DSB executives. The peer group for the analysis consisted of the following 18 companies:

Best Buy Co Inc.	Raytheon Co	TRW Automotive Holdings Corp.
DuPont EI De Nemours	3M Co.	Parker-Hannifin Corp.
Honeywell International Inc.	Goodyear Tire & Rubber Co.	Federal Mogul
Johnson Controls Inc	Lear Corp.	Borgwarner Inc
International Paper Company	Visteon Corp	Kraft Foods Inc
Coca-Cola Co.	Kimberly-Clark Co	Pepsico Inc.

These peer companies are Fortune 500 companies that include our direct business competitors and competitors for executive talent as defined by hiring and attrition data, or on average, have comparable size and/or revenue to Delphi. We then assessed the competitiveness of our target direct compensation structure by comparing it to the median results of both the peer study and consultant survey data to determine if any changes were appropriate.

Performance Management

In addition to the market competitiveness analysis, each executive’s performance for the incentive period, which has been a semi-annual period since Delphi filed for chapter 11, is assessed under Delphi’s performance system. The assessment affects any merit increases in salary, the payment of short-term incentive awards and the amount of any long-term incentive awards. Indicated below is the individual(s), including the Compensation Committee, responsible for each executive’s performance review:

•	Executive Chairman — by the Compensation Committee, with the input from the Board of Directors

•	CEO — by the Compensation Committee with input from the Board of Directors

•	Each DSB Member — by the CEO, with input from direct supervisors, subject to the review and approval of the Compensation Committee

•	Non-DSB Executives — by their direct supervisors, subject to the review and approval of the DSB officer to whom such executive ultimately reports. A non-DSB executive who is subject to Section 16 of the Securities Exchange Act of 1934 also has his or her compensation reviewed, and in the case of equity awards, approved by the Compensation Committee

An officer status review also occurs. Newly elected officers are generally compensated at levels lower than our experienced officers and must meet or exceed performance expectations to grow into our experienced officer pay levels. If an officer is hired from outside of Delphi, competitive market conditions at the time of hiring also influence the individual’s initial compensation package. During chapter 11, compensation changes have been limited to those resulting from a change in responsibilities.

Post-Emergence Program

The Compensation Committee developed a strategy position paper outlining a proposed framework for the company’s executive compensation programs consistent with its philosophy which is intended to take effect after we emerge from chapter 11. It includes a competitively benchmarked executive compensation program. The plan exhibits were filed under the Management Compensation Plan with the Court in the Plan of Reorganization and on January 25, 2008, the Court approved the proposed emergence cash and equity awards, provided that the total amount of cash payments to all eligible executives does not exceed $16.5 million and the aggregate value of the equity awards does not exceed $87 million. The Court gave the Compensation

Committee the discretion to determine individual emergence awards within these limits and also approved a post-emergence compensation plan. However, the Management Compensation Plan will only become effective upon emergence from chapter 11 in accordance with the confirmed Plan of Reorganization. Therefore the final provisions of any post-emergence program remain subject to change in light of any future modifications to our confirmed Plan of Reorganization and may be subject to further Court and stakeholder approvals. For more information regarding the Management Compensation Plan, approved by the Court, see the description under items 1.01 and 5.02 of our current report on Form 8-K, dated January 30, 2008, and the related exhibits.

The approved plan remains the basis of our post-emergence compensation strategy; however, the Compensation Committee continues to review this plan with its outside consultant to ensure it remains consistent with our overall objectives and feasible in light of any future modifications to our confirmed Plan of Reorganization. Further adjustments to the post-emergence plan may be made as future reviews, including market competitiveness and changes in business conditions, are undertaken. Any modifications will be subject to reviews of the UCC and its consultants, future investors and approval of the Court.

2008 Total Direct Compensation

Our 2008 total direct compensation consisted of base salary and a short-term at-risk incentive plan that provides cash payments based on the satisfaction of semi-annual performance objectives. While no long-term incentive grants were provided in 2008, the Court has approved an executive emergence award that will consist of cash and an equity component to be granted at the time of our emergence from chapter 11.

Under the revised compensation plan implemented upon emergence, our compensation objective is to have a significant amount of total compensation at risk, with the percentage of compensation at risk increasing with the level of management responsibility. The at-risk portion of total direct compensation (the combined short-term and long-term incentive target opportunities) will range from 36%-85% of total compensation, depending on the executive level of responsibility. For the named executive officers, the at-risk portion will be, on average, 82% of total compensation.

Although we do consider the accounting and tax implications of our compensation programs, including whether our at-risk incentive compensation awards qualify as performance-based compensation exempt from the limitation on the deductibility of payments in excess of $1,000,000, such considerations do not determine the mix or overall level of compensation.

Base Compensation

During the duration of our bankruptcy proceedings, we have not increased the base salaries of any of our DSB members other than in conjunction with a significant change in job responsibilities. Additionally, on January 1, 2006, each DSB member hired or promoted prior to October 2005, agreed to voluntarily waive at least 10% of his or her base pay. Mr. O’Neal voluntarily waived 20% of his base pay. Mr. Robert S. Miller, who served as president and chief executive officer until January 2007 and currently serves as Executive Chairman voluntarily agreed to reduce his annual salary from $1.5 million to $1.00 in each of 2006 and 2007. The Compensation Committee determined to resume payment of Mr. Miller’s base salary at $1 million beginning January 2008. Mr. O’Neal’s last base salary adjustment was in January 2007 upon his promotion to president and chief executive officer, Mr. Sheehan’s salary was adjusted in October 2008 upon his promotion to chief financial officer and Mr. Pirtle received an adjustment upon his transfer to president of our Powertrain division in May 2008. Mr. Bertrand’s salary was not increased when he assumed the additional responsibilities of president of our Thermal Systems division in May 2008 and Mr. Weber’s last increase in pay was in January 2005 as part of a company-wide executive merit program.

Mr. Dellinger was hired in October 2005 and separated in October 2008. He did not receive any salary increases during his tenure.

Upon our emergence, as described in the Management Compensation Plan, the Compensation Committee will target the total direct compensation levels of our executives to move toward our stated objective to provide competitive benchmark compensation. Mr. O’Neal’s base salary will be as set forth in an employment agreement to be entered into upon our emergence from chapter 11. His current annual salary, without the impact of his voluntary 20% reduction, is $1.5 million.

Revised Short-Term Incentive Plan

Prior to our chapter 11 filings, our executives were eligible for annual cash short-term at-risk incentives granted under an Annual Incentive Plan (“AIP”) based on fixed incentive targets by executive level (as opposed to a percentage of base salary). The targets therefore do not fluctuate with base salary. As a result, the level of a particular incentive target as a percentage of compensation may vary over time. For DSB members, these targets are based on competitive data from the peer companies and appropriate survey data. For all other executives, the targets are set solely by reference to competitive survey data.

The Revised Annual Incentive Plan (the “Revised AIP”), approved by the Court as part of the KECP, is based on and is intended to serve as a substitute for the AIP, with modifications to incorporate financial performance and time periods more appropriate for a company in chapter 11. Under the AIP, all executives were rewarded for performance within a specified period, generally the calendar year, and awards were typically determined based on Delphi’s overall annual earnings performance. The most significant changes in the Revised AIP from the AIP are: a six-month performance period, a variant of earnings focusing on cash flow as the performance metric and the inclusion of a separate component based upon divisional performance. The abbreviated period allows for the establishment of performance targets that are based on more reliable forecasts of company performance and that represent the appropriate level of stretch and risk. As noted above, the Company has determined to suspend any further awards under the Revised AIP until the earlier of our emergence from chapter 11 or 2010.

The UCC and the Court approve the corporate and division performance metrics and the target awards for each six-month period. The performance target at the corporate level is EBITDAR. EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and restructuring charges and it is a measurement of our core earnings. It is a typical performance metric used in compensation plans for other chapter 11 companies as well as those undergoing a significant restructuring or which are in financial distress. We also adjust for any immediate earnings impact as a result of negotiated changes in agreements with Delphi’s unions or contributions to the restructuring by General Motors Corporation (“GM”). The target EBITDAR for both the January — June 2008 and July — December 2008 performance periods were derived from business plans reviewed by the Board of Directors. In addition, the actual EBITDAR target is approved by the UCC and the Court All executives at the corporate level, including Messrs. O’Neal, Sheehan, and Weber had 100% of their performance opportunity based on Delphi’s EBITDAR performance for both performance periods. Mr. Dellinger was only eligible for the January — June 2008 award.

In addition, the Revised AIP includes an independent division performance factor for those executives, including the named executive officers, employed at our operating divisions. The metric is independent of the corporate metric and could generate a short-term at-risk incentive payment even if the corporate metric did not. This strengthens the connection between individual performance and short-term incentive payments by ensuring that an executive in a division who is not meeting performance minimums will not earn a full short-term at-risk incentive based on the performance of other divisions. Since earnings are not forecast at the division level, the division’s operating income was substituted while all other items remained the same (“OI” is substituted for the “E” in the EBITDAR metric). The metric used as the divisional metric is OIBITDAR. The target OIBITDAR for both the January — June 2008 and July — December 2008 performance periods were derived from business plans reviewed by the Board of Directors and the resultant divisional OIBITDAR metric was approved by the UCC and the Court. As division presidents, Messrs. Pirtle and Bertrand were eligible for the division performance award. Their awards will be based on 50% corporate performance and 50% division performance.

In order for an executive to receive an award under the Revised AIP, 100% of the target performance must be achieved. The Revised AIP also specifies the performance level that pays out the maximum incentive awards. If the performance level exceeds the maximum performance target, the payout opportunity will be capped at the maximum level. If the actual performance meets or exceeds the maximum target, non-DSB executives can receive an award of up to 200% of target payout levels however, payouts to our DSB executives, including our named executive officers, are capped at 150% of their target awards.

Even if the performance targets described above are met, payment of incentive compensation is not guaranteed. Each of our executives must maintain an acceptable level of performance and contribution, and each executive is evaluated as described in the “Compensation Philosophy and Objectives — Performance Management” section. In connection with such individual review, all DSB members including any named executive officer may be deemed ineligible for an incentive payment or the payment may be adjusted within a range of 0% to 150% (200% for all non-DSB executives) of the target award opportunity. Any increases to one individual’s award must be offset by a decrease to another individual’s award so that the actual award dollars do not exceed the generated fund dollars.

The Revised AIP includes a provision that will disallow an award to any executive who is found to have engaged in activities that injured Delphi or who may be liable to Delphi. This provision allows Delphi to withhold or recover award payments subject to a review of the executive’s actions by the Compensation Committee. For more detail regarding performance metrics, target awards, actual performance and the calculation of payments under the Revised AIP, see the Summary Compensation and Grants of Plan-Based Awards Tables in this Item 11. Executive Compensation.

Long-Term Incentives

We have issued no equity or other long-term incentive award while we have been in chapter 11 proceedings. However, prior to our chapter 11 filing, we awarded several forms of long-term compensation annually to our executive officers depending upon their level of responsibility in the Company. The awards included a stock option grant and a three-year cash performance award available to approximately 100 of our senior executives and a restricted stock unit award available to all executives. Upon filing for chapter 11, the Compensation Committee cancelled all outstanding long-term cash performance awards, specifically the 2004 — 2006 and 2005 — 2007 grants and did not establish new award targets. We also decided not to issue any equity against stock option awards that were not vested prior to the filing date. As a result, any unvested options outstanding at the time of our chapter 11 filing cannot be exercised even though they have vested. Issuance of vested shares from restricted stock units awarded between 2003 and 2005 occurred between December 2007 and April 2008. During May 2008, all remaining outstanding restricted stock units were cancelled. The cancellation accelerated the recognition of expense under SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”) and is reflected as such in the Summary Compensation Table.

The Court approved the payment of cash and equity awards upon emergence, as originally requested in the KECP filed in October 2005, provided that the total amount of cash payments to all eligible executives does not exceed $16.5 million and the aggregate target value of the equity awards does not exceed $87 million. The Compensation Committee was given the discretion to determine individual awards within these limits. The target equity value, based on competitive long-term incentive market data, is used to determine the number of shares an executive receives on the grant date by dividing the applicable stock market value into the associated equity target value. The number of shares actually granted will be determined on the grant date based on the emergence date stock market values. As noted above, however, the provisions of the Management Compensation Plan, including any cash emergence awards, remains subject to change consistent with any further modifications to Delphi’s confirmed Plan of reorganization. For more information regarding the Management Compensation Plan, approved by the Court, see the description under items 1.01 and 5.02 of our current report on Form 8-K, dated January 30, 2008, and the related exhibits.

2008 Other Compensation

Personal Benefits and Perquisites

Perquisites outlined in the Elements of Compensation and described in the Summary Compensation Table are generally available to all executives in the U.S., while eligibility for financial planning and home security services are based on an executive’s level of responsibility. The executive officers also receive health, dental, life and disability insurance, vacation and similar benefits on the same basis as Delphi’s other salaried employees.

Retirement Benefits

Until October 2008, Delphi maintained both qualified and non-qualified defined benefit plans. The non-qualified plan allowed for supplemental benefits to all eligible executives above the Internal Revenue Service (“IRS”) plan limits of the qualified plan. Under the non-qualified plan, payout formulas included short-term incentive awards but excluded long-term incentive awards.

Delphi also maintained a qualified and non-qualified defined contribution plan, or 401(k) plan, for all U.S. employees and from time-to-time made matching contributions. Historically, executives who were participating in the 401(k) plan and exceeded IRS qualified plan income limits were able to receive a matching contribution through the non-qualified plan, the Benefit Equalization Plan (“BEP”). Delphi ceased all matching contributions to the BEP prior to 2005. Payments from the existing BEP balances are currently being paid at an executive’s separation.

Effective October 1, 2008, the qualified (the Salaried Retirement Plan or “SRP”) and non-qualified (the Supplemental Executive Retirement Program or “SERP”) defined benefit plans were frozen and replaced with modified qualified and non-qualified defined contribution plans. The new defined contribution plans include a Delphi retirement contribution of 4% as well as a Delphi matching contribution of 3.5% — 4.5% based on an employee’s length of service with the company. Under the non-qualified plan, participants must participate in a new post-emergence deferred compensation program in order to receive the Delphi matching contributions on any income exceeding the IRS annual benefit income limits. The Delphi retirement contribution is generally based on a participant’s base salary and short-term (annual) incentive awards. The modifications to the qualified plan were approved by the Court and became effective October 1, 2008. At that time, Delphi contributions to this qualified plan began for any participant whose 2008 income was within the IRS annual benefit income limits. Our named executive officers’ income was in excess of those limits, so no Delphi contributions to their individual accounts occurred in 2008. Upon emergence, the terms of the non-qualified defined contribution plan will become effective and the BEP will be terminated, with any existing account balances paid out. Initial Delphi contributions to participants in the non-qualified plan will be based upon calculations commencing from the plan approval date of October 1, 2008.

Additionally, certain amendments to the frozen non-qualified defined benefit plan were also approved. They include:

•	Benefits do not vest and are not payable until emergence;

•	An employee must be at least age 55 with 10 years of service at retirement;

•	Benefits will be paid over five years commencing at the eligible separation; and

•	Recipients must be an employee on the date of emergence, unless the company, in its sole discretion, waives this condition for employees who may voluntarily separate after October 1, 2008 and prior to emergence. Such employees are not eligible for severance payments if such condition is waived.

For more information on the named executive officers’ retirement benefits, see the Pension Benefit and Non-Qualified Deferred Compensation Tables in this Item 11. Executive Compensation.

Employment Agreements

Delphi has employment agreements with each of its DSB members other than Mr. Miller. Such agreements provide for severance payments that are equal to 1.5 times the executive’s annual base salary plus annual bonus target. In consideration of this severance amount, each DSB member agreed to confidentiality, non-compete and non-solicitation provisions in the event the executive ceased employment from Delphi for any reason (e.g. separation or quit).

Change in Control Agreements

Delphi also has change in control agreements with each of its DSB members other than Mr. Miller, including each of the executives named in the Summary Compensation Table. The change in control agreements provide certain benefits to each participant upon the occurrence of a change in control of Delphi and additional benefits if the employment of a participant is terminated for certain reasons after a change in control.

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

Under the approved Management Compensation Plan, each participant including the named executive officers will enter into a new Change in Control and Employment Agreement immediately following emergence, provided that the participant waives and releases any and all claims resulting from their employment from Delphi, including from the pre-chapter 11 Employment and Change-in-Control Agreements.

COMPENSATION PAID OR AWARDED DURING 2008

Summary Compensation Table

The table below shows compensation information for Rodney O’Neal, our chief executive officer, John D. Sheehan, our current chief financial officer, Robert J. Dellinger, our chief financial officer until October 2008, and our three highest paid executive officers as of the end of 2008 other than Mr. O’Neal, Mr. Dellinger, and Mr. Sheehan (the “named executive officers”). The “Stock Awards” column of the Summary Compensation Table reflects the stock expense (calculated in accordance with generally accepted accounting principles (“GAAP”) recorded during fiscal 2008. We have also used these amounts in determining the highest paid executive officers other than Messrs. O’Neal and Sheehan. However, as described in Note 3 to the Table, the expense recognized was primarily as a result of the cancellation of all remaining outstanding restricted stock units on May 20, 2008.

None of the named executives received any value from the cancelled shares.

							Change in
							Pension
							Value and
						Non-Equity	Non-qualified
				Stock	Option	Incentive Plan	Deferred
Name and		Salary		Awards	Awards	Compensation	Compensation	All Other
Principal Position(1)	Year	($)(2)	Bonus ($)	($)(3)	($)(3)	($)(4)	Earnings($)(5)	Compensation($)(6)	Total ($)

Rodney O’Neal	2008	$1,200,000	—	$729,762	—	—	$1,143,048	$93,127	$3,165,937
President & Chief	2007	$1,200,000	—	$277,129	$91,271	$2,428,125	$2,425,319	$81,816	$6,503,660
Executive Officer, Director	2006	$920,000	—	$383,166	$346,558	$1,340,000	$1,251,350	$96,727	$4,337,801
John D. Sheehan (7)	2008	$472,154	—	$98,026	—	—	$69,373	$37,001	$676,554
Vice President, Chief Financial Officer
Mark R. Weber	2008	$630,000	—	$552,882	—	—	$639,788	$32,086	$1,854,756
Executive Vice President,	2007	$630,000	—	$251,879	$82,547	$951,825	$1,046,216	$35,886	$2,998,353
Global Business Services	2006	$630,000	—	$319,484	$314,176	$984,900	$1,110,984	$37,941	$3,397,485
Ronald M. Pirtle (7)	2008	$588,000	—	$383,907	—	$50,000	$410,829	$190,261	$1,622,997
Vice President, President
Powertrain, Europe, Middle East & Africa
James A. Bertrand	2008	$562,500	—	$383,907	—	$171,955	$332,101	$38,139	$1,488,602
Vice President, President,	2007	$562,500	—	$139,285	$46,340	$807,755	$467,511	$39,496	$2,062,887
Automotive Holdings Group and President, Delphi Thermal Systems
Robert J. Dellinger (8)	2008	$568,269	—	—	—	—	$4,162	$317,656	$890,087
	2007	$750,000	—	—	—	$906,500	$78,440	$20,748	$1,755,688
	2006	$750,000	—	—	—	$588,000	$76,484	$25,267	$1,439,751

Notes

(1)	The titles noted above are the officer’s titles as of December 31, 2008. Since October 3, 2008, and concurrent with Mr. Dellinger’s separation from the Company, Mr. Sheehan has served as Vice President and Chief Financial Officer; previously Mr. Sheehan served as Vice President and Chief Restructuring Officer. Additionally, Messrs. Pirtle and Bertrand held their current positions since May 1, 2008. Prior to that, Mr. Pirtle served as Vice President and President, Thermal Systems and Mr. Bertrand served as Vice President and President, Automotive Holdings Group (“AHG”). Mr. O’Neal was promoted to chief executive officer and president on January 1, 2007.

(2)	As discussed in the Compensation Discussion and Analysis, each DSB member hired or promoted prior to October 2005, including Messrs. O’Neal, Sheehan, Weber, Pirtle, and Bertrand, agreed to voluntarily waive a portion of their base pay as noted below. The base salaries without the waiver are still used for all benefit calculations. Mr. Dellinger joined Delphi at the time of Delphi’s filing and was not asked to participate in the voluntary pay waiver. Mr. Sheehan’s base pay of $472,154 reflects an increase in salary as a result of his promotion to chief financial officer and Mr. Pirtle’s base pay of $588,000 reflects an adjustment in salary as a result of his promotion to president of our Powertrain division. Current annual base salaries reflecting the impact of promotional increases and prior to the waiver adjustment are reflected below:

NEO	Annual Base Pay Prior to Waiver	% Waived

Rodney O’Neal	$1,500,000	20%
John D. Sheehan	$600,000	10%
Mark R. Weber	$700,000	10%
Ronald M. Pirtle	$670,000	10%
James A. Bertrand	$625,000	10%

(3)	As noted above in the Compensation Discussion and Analysis, on May 20, 2008, all outstanding restricted stock units were cancelled. Delphi recognized and disclosed above the remaining compensation expense attributable to these awards, however, our executives did not receive any value from these units as a result of the cancellation. All outstanding options were previously expensed. Since the adoption of SFAS 123(R), the Company recognizes compensation expense for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award. The Company continues to follow a nominal vesting approach for all awards issued prior to the adoption of SFAS No. 123(R). See Note 21. Share-Based Compensation to the consolidated financial statements included in Part II, Item 8 of the Financial Statements and Supplementary Data of this Annual Report for more detail on the assumptions and methodology used by the Company in recognizing compensation cost, including estimating and accounting for forfeitures. During 2008, compensation expense was recognized in respect of the following prior grants of restricted stock units to the named executive officers:

			Shares
			Related
			to SFAS	Share
			123(R)	Price
		RSUs	Expense	on Date
Name	Grant Date	Granted	in 2008	of Grant

Rodney O’Neal	1/2/2002	56,985	13,815	$13.60
	4/24/2003	44,250	2,458	$8.43
	5/7/2004	61,200	23,800	$10.02
	3/1/2005	77,625	40,969	$6.90
John D. Sheehan	4/24/2003	5,645	314	$8.43
	5/7/2004	9,338	3,631	$10.02
	3/1/2005	16,200	8,550	$6.90
Mark R. Weber	1/2/2002	51,471	8,579	$13.60
	4/24/2003	40,500	2,250	$8.43
	5/7/2004	55,350	21,525	$10.02
	3/1/2005	55,350	29,213	$6.90
Ronald M. Pirtle	1/2/2002	40,441	10,110	$13.60
	4/24/2003	25,984	1,444	$8.43
	5/7/2004	31,073	12,084	$10.02
	3/1/2005	31,073	16,400	$6.90
James A. Bertrand	1/2/2002	40,441	10,110	$13.60
	4/24/2003	25.984	1,444	$8.43
	5/7/2004	31,073	12,084	$10.02
	3/1/2005	31,073	16,400	$6.90

(4)	Represents amounts paid out under the first and second six-month performance periods of the Revised AIP portion of the KECP. For more detail on the determination of incentive plan compensation, see the description of the Revised AIP in the Compensation Discussion and Analysis and Cash Incentive Awards narrative accompanying the Grants of Plan-Based Awards table.

(5)	Represents the aggregate change during the year of the actuarial present value of the named executive officer’s accumulated benefit under Delphi’s defined benefit plan (available to all salaried employees) and its non-qualified defined benefit plan, the SERP, as described in the accompanying narrative disclosure to the Pension Benefit table. On October 1, 2008 the defined benefit plans were frozen. The numbers in the tables reflect the impact of the freeze. Mr. Dellinger became ineligible for SERP benefits upon his separation from the Company. Prior to the freeze, Delphi’s executive officers also participated in the BEP, a supplemental non-qualified plan which provided benefits substantially equal to those that could not be provided under the qualified defined contribution plan because of IRS plan limits. There were no above-market or preferential earnings on the BEP in 2006, 2007 or 2008. The table below separates out the aggregate change in the named executive officer’s accumulated benefit under Delphi’s defined benefit plans for 2008.

	Change in	Change in
	Retirement	Supplemental
	Plan for	Executive
	Salaried	Retirement
Name	Employees	Program

Rodney O’Neal	$160,343	$982,705
John D. Sheehan	$10,086	$59,287
Mark R. Weber	$212,015	$427,773
Ronald M. Pirtle	$153,657	$257,172
James A. Bertrand	$114,723	$217,378
Robert J. Dellinger	$4,162	—

(6)	While company aircraft is not to be used for personal reasons, Other Compensation includes the incremental cost to the Company of allowing named executive officers to use company aircraft for trips not directly and integrally related to the performance of the executive’s responsibilities directly on the behalf of Delphi. The amounts attributed to Mr. O’Neal reflect the use of the company aircraft to attend outside board meetings when the use of a commercial flight would not have been feasible in light of Delphi’s demands on his time. Further, Delphi has implemented a number of cost-savings measures and limited the use of the company aircraft to those instances when use of commercial flights is not practical so as to limit company aircraft usage to the lowest effective level. The Company continues to place its aircraft in charter. Other Compensation also includes providing vehicles under Delphi’s employee car program (determined by the monthly lease or other cash payment made by the Company to provide the employee with a vehicle, fuel, insurance and other direct expenses), flexible compensation payments payable to all employees hired prior to 2001, supplemental life insurance and umbrella liability coverage, fees paid to an outside provider for financial counseling services, amounts paid for monthly monitoring of home security systems and certain relocation costs. Amounts exceeding $25,000 or 10% of total perquisites and personal benefits are detailed below. In addition, we have separately broken out amounts paid to reimburse the named executive officers for certain taxes owed as a result of benefits under the employee car program, New York City income tax withholding payments and international assignment allowances.

	2008
	O’Neal	Sheehan	Weber	Pirtle	Bertrand	Dellinger

Employee Car Program:	$15,155	$22,200	$11,284	$18,475	$29,100	$15,525
Use of Company Plane:	$61,090	—	—	—	—	—
Financial Counseling:	$6,000	$8,000	$8,000	$6,000	$6,000	—
Ex-Pat Payments(a):	—	—	—	$158,631	—	—
Reimbursement of Certain Taxes:	$6,231	$6,228	$7,957	$4,116	—	—

(a)	Additional amounts paid to Mr. Pirtle were as a result of an overseas assignment, including certain living expenses and housing costs of $94,988 in 2008.

(7)	Messrs. Sheehan and Pirtle became named executive officers in 2008.

(8)	Mr. Dellinger was separated from Delphi effective October 3, 2008. Under the terms of his separation agreement, he is entitled to receive a separation payment of $2,175,000, payable in semi-monthly installments from October 31, 2008 through April 2010. The amounts paid in 2008 are included in the All Other Compensation column of the Summary Compensation Table.

Grants Of Plan-Based Awards

The following table shows the grants of plan-based target opportunity awards to each of the named executive officers. Actual payments are described in the narrative below the table and are subject to corporate, division and individual performance. As described in the Short-Term Incentive Plan section of the Compensation Discussion & Analysis, Delphi granted cash incentive plan awards under an incentive plan approved by the Court. Delphi did not grant any equity awards during 2008.

								All	All Other
								Other	Option		Grant
								Stock	Awards:		Date
								Awards:	Number of	Exercise	Fair
		Estimated Future Payouts			Estimated Future Payouts			Number	Securities	or Base	Value of
		Under Non-Equity Incentive			Under Equity Incentive			of Shares	Under-	Price of	Stock
		Plan Awards			Plan Awards			of Stock	lying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards

Rodney O’Neal	1/1/2008		$937,500	$1,406,250	—	—	—	—	—	—	—
	7/1/2008		$937,500	$1,406,250	—	—	—	—	—	—	—
John D. Sheehan	1/1/2008		$175,000	$262,500	—	—	—	—	—	—	—
	7/1/2008		$212,500	$318,750	—	—	—	—	—	—	—
Mark R. Weber	1/1/2008		$367,500	$551,250	—	—	—	—	—	—	—
	7/1/2008		$367,500	$551,250	—	—	—	—	—	—	—
Ronald M. Pirtle	1/1/2008		$292,667	$439,000	—	—	—	—	—	—	—
	7/1/2008		$300,000	$450,000	—	—	—	—	—	—	—
James A. Bertrand	1/1/2008		$289,000	$433,500	—	—	—	—	—	—	—
	7/1/2008		$289,000	$433,500	—	—	—	—	—	—	—
Robert J. Dellinger	1/1/2008		$350,000	$525,000	—	—	—	—	—	—	—

Cash Incentive Awards. As discussed in the Compensation Discussion & Analysis, two six-month cash incentive award plans were approved by the Court in 2008. The first performance period ran from January — June 2008 and the second performance period was July — December 2008. Messrs. O’Neal’s, Dellinger’s, Sheehan’s, and Weber’s awards were based on the corporate EBITDAR performance. Because Messrs. Pirtle and Bertrand are division presidents, 50% of their incentive award was based on the corporate performance and 50% was based on the performance of the division. Since Mr. Pirtle and Mr. Bertrand assumed new divisional responsibilities during the January — June performance period, performance at both divisions was considered in the final award determination.

The table below indicates the EBITDAR and OIBITDAR targets and maximums and the actual performance levels achieved for each 2008 performance period that were used to determine the final individual incentive awards paid out to our named executive officers:

	Corporate	Corporate	Corporate	Formula
	EBITDAR	EBITDAR	EBITDAR	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	$872	$1,293	$629	0%
July — December	$157	$578	$(256)	0%

	Powertrain	Powertrain	Powertrain	Formula
	OIBITDAR	OIBITDAR	OIBITDAR	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	$180	$273	$180	100%
July — December	$102	$198	$(59)	0%

	AHG	AHG	AHG	Formula
	OIBITDAR	OIBITDAR	OIBITDAR	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	$12	$48	$31	119%
July — December	$(18)	$4	$(37)	0%

	Thermal	Thermal	Thermal	Formula
	OIBITDAR	OIBITDAR	OIBITDAR	Performance
Performance	Target	Maximum DSB	Actual	Payout
Period	Performance	Performance	Performance	Percentage
	(dollars in millions)

January — June	$91	$132	$65	0%
July — December	$22	$64	$(26)	0%

For both performance periods, the target award represented the minimum award payable if company performance targets are met. If target performance was not achieved then there would be no award opportunity. The final individual awards for the first and second six-month incentive period are noted below and the total is reflected in the Summary Compensation Table. For the January — June 2008 performance period, the Corporate metric was not achieved, primarily due to the impact of an industry strike due to another automotive parts supplier. Because of the strike, the UCC and the Compensation Committee approved a Corporate payout percentage of 50% at both the non-DSB and DSB level. The DSB payments, however, are not to be awarded and paid until certain conditions specified by the UCC are satisfied or the UCC otherwise approves a payout. As such, no January — June 2008 award payments have been authorized to our DSB members, including the named executive officers.

Both the Powertrain and AHG division performances generated a payout based upon the original targets. During the first six months of 2008, Mr. Pirtle was the president of our Thermal Systems division for four months and the president of the Powertrain division for two months. Mr. Bertrand had responsibility for the AHG division for all six months and additionally had responsibility for our Thermal Systems division for two months, thus heading two divisions. Given these circumstances, the Compensation Committee determined that Mr. Pirtle’s divisional payout would be prorated to reflect his work at both divisions and that Mr. Bertrand’s award could not exceed the award he would have received by retaining only the role of president at our AHG division for six months. The Compensation Committee also reviewed Mr. Pirtle’s and Mr. Bertrand’s individual performance between January and June 2008 and determined that their individual goals were being achieved so that final awards would be granted at the formula generated levels.

For the July — December 2008 performance period, the Corporate target performance metric and the Powertrain, AHG and Thermal target division performance metrics were not achieved. The Compensation Committee did not award any incentive payments to our named executive officers for this period.

	January — June 2008	July — December 2008
Name	Final Incentive Award	Final Incentive Award

Rodney O’Neal	—	—
John D. Sheehan	—	—
Mark R. Weber	—	—
Ronald M. Pirtle	$50,000	—
James A. Bertrand	$171,955	—
Robert J. Dellinger	—	Not eligible

Outstanding Equity Awards At Fiscal Year-End

The following table lists the outstanding equity awards held by each named executive officer at December 31, 2008. Mr. Dellinger does not hold any equity awards. Each of the options listed below are options to purchase Delphi’s common stock. The options were granted pursuant to the terms of Delphi’s Long-Term Compensation Plan, had an exercise price equal to the average of the high and low trading price on the date of grant, generally vest over two to three years, and expire ten years from the grant date. All outstanding stock awards were cancelled on May 20, 2008.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value of
	Number of	Number of	Number of			of Shares	Value of	Unearned	Unearned Shares,
	Securities	Securities	Securities			or Units of	Shares or	Shares,	Units or
	Underlying	Underlying	Underlying			Stock that	Units of	Units or Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights that	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable (2)	Unexercisable	Options (#)	Price ($)	Date	(#)(3)	Vested ($)(3)	Vested (#)	Vested ($)

Rodney O’Neal	5,359	—	—	$18.66	02/04/2009	—	—	—	—
	116,443	—	—	$18.66	02/06/2009	—	—	—	—
	11,194	—	—	$17.13	01/06/2010	—	—	—	—
	140,067	—	—	$17.13	01/08/2010	—	—	—	—
	8,417	—	—	$11.88	01/01/2011	—	—	—	—
	270,502	—	—	$11.88	01/03/2011	—	—	—	—
	7,353	—	—	$13.60	01/01/2012	—	—	—	—
	144,118	—	—	$13.60	01/03/2012	—	—	—	—
	11,862	—	—	$8.43	04/23/2013	—	—	—	—
	283,138	—	—	$8.43	04/25/2013	—	—	—	—
	9,983	—	—	$10.02	05/06/2014	—	—	—	—
	262,017	—	—	$10.02	05/08/2014	—	—	—	—
John D. Sheehan	22,572	—	—	$13.29	06/30/2012	—	—	—	—
	44,430	—	—	$13.29	07/02/2012	—	—	—	—
	11,862	—	—	$8.43	04/23/2013	—	—	—	—
	25,763	—	—	$8.43	04/25/2013	—	—	—	—
	9,980	—	—	$10.02	05/06/2014	—	—	—	—
	31,520	—	—	$10.02	05/08/2014	—	—	—	—

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value of
	Number of	Number of	Number of			of Shares	Value of	Unearned	Unearned Shares,
	Securities	Securities	Securities			or Units of	Shares or	Shares,	Units or
	Underlying	Underlying	Underlying			Stock that	Units of	Units or Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights that	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable (2)	Unexercisable	Options (#)	Price ($)	Date	(#)(3)	Vested ($)(3)	Vested (#)	Vested ($)

Mark R. Weber	5,359	—	—	$18.66	02/04/2009	—	—	—	—
	83,283	—	—	$18.66	02/06/2009	—	—	—	—
	11,194	—	—	$17.13	01/06/2010	—	—	—	—
	140,067	—	—	$17.13	01/08/2010	—	—	—	—
	8,417	—	—	$11.88	01/01/2011	—	—	—	—
	270,502	—	—	$11.88	01/03/2011	—	—	—	—
	7,353	—	—	$13.60	01/01/2012	—	—	—	—
	144,118	—	—	$13.60	01/03/2012	—	—	—	—
	11,862	—	—	$8.43	04/23/2013	—	—	—	—
	258,138	—	—	$8.43	04/25/2013	—	—	—	—
	9,983	—	—	$10.02	05/06/2014	—	—	—	—
	236,017	—	—	$10.02	05/08/2014	—	—	—	—
Ronald M. Pirtle	5,359	—	—	$18.66	02/04/2009	—	—	—	—
	116,443	—	—	$18.66	02/06/2009	—	—	—	—
	11,194	—	—	$17.13	01/06/2010	—	—	—	—
	117,377	—	—	$17.13	01/08/2010	—	—	—	—
	8,417	—	—	$11.88	01/01/2011	—	—	—	—
	206,718	—	—	$11.88	01/03/2011	—	—	—	—
	7,353	—	—	$13.60	01/01/2012	—	—	—	—
	113,823	—	—	$13.60	01/03/2012	—	—	—	—
	11,862	—	—	$8.43	04/23/2013	—	—	—	—
	160,763	—	—	$8.43	04/25/2013	—	—	—	—
	9,983	—	—	$10.02	05/06/2014	—	—	—	—
	128,117	—	—	$10.02	05/08/2014	—	—	—	—
James A. Bertrand	5,359	—	—	$18.66	02/04/2009	—	—	—	—
	83,283	—	—	$18.66	02/06/2009	—	—	—	—
	11,194	—	—	$17.13	01/06/2010	—	—	—	—
	117,377	—	—	$17.13	01/08/2010	—	—	—	—
	8,417	—	—	$11.88	01/01/2011	—	—	—	—
	206,718	—	—	$11.88	01/03/2011	—	—	—	—
	7,353	—	—	$13.60	01/01/2012	—	—	—	—
	113,823	—	—	$13.60	01/03/2012	—	—	—	—
	11,862	—	—	$8.43	04/23/2013	—	—	—	—
	160,763	—	—	$8.43	04/25/2013	—	—	—	—
	9,983	—	—	$10.02	05/06/2014	—	—	—	—
	128,117	—	—	$10.02	05/08/2014	—	—	—	—

The options were granted under the terms of Delphi’s Long-Term Incentive Plan. At the time of our chapter 11 filing, Delphi’s Compensation Committee cancelled future equity grants. In addition, following Delphi’s filing for chapter 11, the Compensation Committee decided to not issue equity against any unvested and undelivered grants outstanding as of our chapter 11 filing date of October 8, 2005. At that time, the 2003 and 2004 option grant awards had not fully vested. The final vesting of the 2003 option grant occurred on

April 24, 2006. The second vesting of the 2004 option grant occurred on May 7, 2006 and the final vesting occurred on May 7, 2007.

The “Impacted Options” column in the following table shows the number of options of each grant that were included in the “Option Awards-Number of Securities Underlying Unexercised Options — Exercisable” column that are impacted by the decision to not deliver equity against particular grants.

	Number of
	Securities
	Underlying
	Unexercised Options		Option	Option
Name	Exercisable	Impacted Options	Exercise Price	Expiration Date

Rodney O’Neal	11,862	11,862	$8.43	04/23/2013
	283,138	86,472	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	262,017	171,354	$10.02	05/08/2014
John D. Sheehan	11,862	11,862	$8.43	04/23/2013
	25,763	680	$8.43	04/25/2013
	9,980	9,980	$10.02	05/06/2014
	31,520	17,687	$10.02	05/08/2014
Mark R. Weber	11,862	11,862	$8.43	04/23/2013
	258,138	78,138	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	236,017	154,020	$10.02	05/08/2014
Ronald M. Pirtle	11,862	11,862	$8.43	04/23/2013
	160,763	45,680	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	128,117	82,087	$10.02	05/08/2014
James A. Bertrand	11,862	11,862	$8.43	04/23/2013
	160,763	45,680	$8.43	04/25/2013
	9,983	9,980	$10.02	05/06/2014
	128,117	82,087	$10.02	05/08/2014

Option Exercises And Stock Vested

The following table lists the restricted stock unit awards vested and distributed to the named executive officers pursuant to Delphi’s Long-Term Incentive Plan that vested during 2008. Mr. Dellinger does not have any stock awards. No options were exercised during 2008. Prior to the cancellation of the outstanding restricted stock unit awards, shares were delivered against the April 2003 and March 2005 restricted stock unit grant. The values reported in the “Stock Awards — Value Realized on Vesting” column reflect the value of the shares of common stock on the vesting date based on the high/low average of the stock price as reported on the Pink Sheets, LLC of $0.16 on March 1, 2008 and $0.11 on April 24, 2008, for the 2005 and 2003 distributions, respectively. Delphi used the average price per the terms of our Long-Term Incentive Plan because it is representative of the price movement throughout the vesting day.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting (1)	Vesting

Rodney O’Neal	—	—	41,926	$5,921
John D. Sheehan	—	—	7,473	$1,095
Mark R. Weber	—	—	33,079	$4,572
Ronald M. Pirtle	—	—	19,693	$2,690
James A. Bertrand	—	—	19,693	$2,690

(1)	Represents total number of shares that vested. Upon distribution, Delphi withholds shares in an amount equal to pay required withholding taxes. The amounts actually received by the named executive officer, which are reflected in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” are as follows:

NEO	Net Shares Delivered

Rodney O’Neal	24,820
John D. Sheehan	5,006
Mark R. Weber	22,891
Ronald M. Pirtle	13,628
James A. Bertrand	13,628

Pension Benefit Table

The table below sets forth information on the pension benefits for the named executive officers. Delphi has historically maintained a pension benefit program for its employees which included both a qualified and non-qualified defined benefit plan. As discussed in the Compensation Discussion and Analysis, the company froze its defined benefit plans effective October 1, 2008. The impact of the freeze on the retirement calculations and assumptions is reflected below. In addition, payments under the non-qualified defined benefit plan to all current retirees will be suspended indefinitely as soon as practicable after March 31, 2009. Delphi’s liability to make payments in respect of damages caused by its suspension of payments will be subject to compromise and resolution in the chapter 11 cases. Accordingly, the amounts any named executive officer would actually be entitled to receive upon retirement is highly speculative.

Summary of Pension Benefit Calculation Methods and Assumptions

Delphi Retirement Program for Salaried Employees (“SRP”). The SRP is a funded and tax qualified retirement program for our U.S. employees. For employees hired prior to January 1, 2001, including the applicable eligible named executive officers, the plan provides two types of benefits.

Part A benefits are non-contributory (provided by Delphi) and based primarily on a formula that takes into account the executive’s credited service and an applicable benefit rate of $49.55 (which has not been increased since 2004) up to the plan freeze date.

Part B benefits are made up of a primary and a supplementary benefit. The annual primary benefit is based upon employee contributions and is calculated using

—	60% of total employee contributions made before July 1, 1977,

—	75% of the total contributions made between July 1, 1977 and prior to October 1, 1979, and

—	100% of the total contributions made between October 1, 1979 and September 30, 2008.

Employee contributions, which were discontinued as a part of the plan freeze, were based off of the Social Security taxable wage base.

The supplementary Part B benefit is based on salary. The formula provides a monthly benefit equal to 1% of the employee’s final five year average monthly base salary through September 30, 2008 (up to the annual benefit plan income limits set by the IRS) and multiplied by years of Part B credited service.

For service in 2008, the maximum incremental annual benefit an executive could have earned toward his total pension payments under the plan was $445.95 from the Part A benefits and $1,636.92 from Part B primary benefits. The Part B supplemental benefit is dependent on service.

As a result of the plan freeze, all employees who were participants in the plan are vested. Upon retirement, they are eligible to receive a monthly payment for life based upon their accumulated benefit earned through the freeze date. Payments may begin as early as one month after retirement.

The normal retirement age under the SRP is 65. An employee may retire at age 62 without any reduction in benefits if he or she has 30 years of credited service at retirement, or the employee’s combined age and service years is greater than or equal to 85 with a service date prior to January 1, 1988, or the employee has a service date between January 1, 1988 and December 31, 2000 and has attained age 60 with 10 years of service. In addition, the SRP provides for early retirement supplements for employees with a service date prior to January 1, 1988 and spousal joint and survivor annuity options for all SRP participants, both which will be maintained with the freeze.

Delphi Retirement Program for Salaried Employee — Retirement Accumulation Plan. Part C of the Delphi SRP, sometimes referred to as the Retirement Accumulation Plan, is a cash balance plan. Individuals who have a service date on or after January 1, 2001, including eligible named executive officers, may participate in Part C. This plan provides a cash balance account equal to an employee’s pay credits and interest credits. The employee’s account balance is credited with pay credits as of the end of the plan year equal to 4.7% of the employee’s base salary, up to the IRS annual benefit plan income limits. Interest is credited to an account at the end of the plan year based on the July interest rate on the 30-year treasury security. For service in 2008, the maximum incremental annual benefit an executive could have earned toward his total pension payments under Part C was $7,931.25 plus 5.11% interest on his prior year account balance. Under the pension freeze, no future pay credits will accrue, however interest will accumulate on the outstanding balances.

The accumulated benefit an employee earns over his or her career with the Company is payable starting after retirement on a monthly basis for life. The normal retirement age as defined in this plan is 65, but employees may begin collecting on the first day of any month following separation from service. Employees vest in Part C of the Delphi SRP after three years of qualifying service. As a result of the plan freeze, all employees who were participants in the plan are vested. In addition, the Retirement Accumulation Plan provides for spousal joint and survivor annuity options and lump sum options. These payment provisions are unchanged as a result of the freeze.

Delphi Supplemental Executive Retirement Program (SERP). Generally, U.S. executives with ten years of service (and meeting certain age and service requirements), including the named executive officers, are eligible for SERP. SERP provides retirement benefits above amounts available under Delphi’s qualified and other pension programs. The SERP is unfunded and non-qualified for tax purposes. As noted above, as soon as practicable after March 31, 2009, Delphi will cancel payments of SERP benefits to current retirees. Current retirees have a general unsecured claim with respect to amounts owed but not paid under the SERP program. Delphi’s obligation to make payments in respect of claims filed as a result of its cancellation of SERP benefits to retirees will be subject to compromise and resolution in the chapter 11 cases. Additionally, while the following paragraphs describe the accumulation of benefits under the existing SERP plan, the SERP has been frozen and replaced with a defined contribution plan to be implemented upon the Company’s emergence from chapter 11. Whether Delphi will pay the accumulated amounts and implement the defined contribution plan post-emergence will depend on the resolution of the chapter 11 cases.

An employee’s annual SERP benefit, when combined with certain amounts payable under Delphi’s qualified and other pension programs, as well as Social Security, will equal the higher of 2% of the employee’s average monthly base earnings or 1.5% of average total direct compensation (monthly base salary plus average short-term incentive compensation.) This amount is then multiplied by years of Part B or Part C credited service calculated under the SRP. The “average monthly base earnings” are the employee’s average annual compensation (base salary) for the highest 60 consecutive months out of the last 120 months through September 30, 2008. The “average total direct compensation” is the sum of the “average monthly base” and the average of the highest five of the last ten years of annual short-term incentive awards, up to and including the 2007 incentive awards paid under the Revised AIP, divided by 60.

Employees are generally not eligible for benefits under the SERP if they leave the company prior to reaching age 62. The normal SERP retirement age is 65. Benefits under the SERP are generally payable at the same time and in the same manner as the Delphi SRP. In the past, Delphi has offered special early retirement programs which provided the opportunity to retire prior to age 62. No such programs were offered in 2008. The age 62 eligibility provision will remain in effect despite the SERP freeze; however amendments to the SERP, as discussed in the Compensation Discussion and Analysis — Retirement Benefits section, will become effective upon our emergence. This includes changes to the eligibility age that payments can be received as well as the form of payment.

The amounts reported in the table below equal the present value of the accumulated benefit incorporating the impact of the freeze for the named executive officers under each plan based upon the assumptions described below.

Valuation Method and Assumptions. The actuarial present value of accumulated benefits for the SRP and the SERP shown in the Pension Benefit Table is based on benefits accrued as of September 30, 2008, the last day to accumulate benefits under the frozen plan. The amounts reflect the method and assumptions used in calculating the Company’s pension liability under GAAP as of that date, except that each executive is assumed to remain actively employed until the earliest age at which he is eligible for unreduced benefits. The material assumptions used in the calculation were:

•	Discount rate: 6.1% for the SRP and 6.3% for the SERP

•	Post Retirement Mortality: The mortality table used in valuing monthly pension payments was the RP2000 Male table with a one year set back projected using 50% of scale AA and the RP2000 Female table projected using 50% of scale AA.

•	Payment Distribution Assumptions: The valuation of benefits was based on the assumption that married executives would elect a 65% joint and survivor coverage and unmarried executives would elect a single life annuity.

•	Retirement Accumulation Plan (Part C of the SRP) accounts were expected to accrue interest at 5.0% per year.

All of the figures shown are estimates only; actual benefit amounts will be based on the pay, service, interest rates, payments options and other factors in effect upon the actual retirement or termination of the executive.

As applicable, the Summary Compensation Table quantifies the change in the present value of the accumulated benefits from December 31, 2007 to December 31, 2008, December 31, 2006 to December 31, 2007 and from December 31, 2005 to December 31, 2006. To determine the present value of accumulated benefits of the years prior to 2008, the mortality table used in valuing monthly pension payments was the UP94 Male table with a one year set back for males and the UP94 Female table with a one year set forward for females. A 5.50% and 5.90% discount rate was used for 2005 and 2006, respectively, and a discount rate of 6.5% for the SRP and 6.1% for the SERP was used in 2007.

Present Value of Accumulated Benefit

		Number of
		Years Credited	Present Value of	Payments During
Name	Plan Name	Service	Accumulated Benefit	Last Fiscal Year

Rodney O’Neal	Delphi SRP	36.3	$864,736	—
	SERP	32.9	$8,514,273	—
John D. Sheehan	Delphi SRP	6.3	$61,083	—
	SERP	6.3	$259,564	—
Mark R. Weber	Delphi SRP	41.1	$1,472,963	—
	SERP	41.1	$6,950,040	—
Ronald M. Pirtle	Delphi SRP	34.7	$766,968	—
	SERP	29.7	$3,259,009	—
James A. Bertrand	Delphi SRP	29.3	$613,420	—
	SERP	29.3	$2,783,125	—
Robert J. Dellinger(1)	Delphi SRP	3.0	$28,474	—
	SERP	—	—	—

(1)	Mr. Dellinger became ineligible for SERP benefits upon his separation from Delphi.

Non-qualified Deferred Compensation

Prior to the freeze of the SRP and SERP, Delphi maintained a qualified defined contribution plan, the Delphi Savings — Stock Purchase Program, or S-SPP, for its U.S. salaried employees, including executives. On October 1, 2008, in conjunction with the qualified defined benefit plan freeze, the S-SPP was converted to the Delphi Salaried Retirement Savings Program, or SRSP, and is being administered under the same plan provisions. Under the SRSP, Delphi began making retirement contributions based on 4% of an employee’s annual base salary and annual short-term incentive awards, and similar matching contributions, ranging from 3.5% — 4.5% , determined by an employee’s length of service. Delphi’s contributions are limited under the IRS employee annual benefit plan limits. Our named executive officers are participating in the SRSP; however, their 2008 year-to-date income exceeded the IRS limits at the time the match was initiated, so no Delphi contributions were made to their SRSP accounts in 2008.

Prior to October 1, 2008, Delphi’s executives were also eligible to participate in the BEP. The BEP was a non-qualified defined contribution plan which primarily enabled executives to receive Delphi matching contributions once IRS annual benefit plan income limits were reached against their S-SSP account. Matching contributions to the S-SSP were suspended prior to 2005 so no contributions have been made to the named executive officer’s BEP accounts over the past three years. Past contributions have been invested in the Promark Income Fund, an investment option under the S-SPP (and SRSP). Mr. Dellinger received no deferred compensation contributions under the BEP.

Upon our emergence from Chapter 11, the outstanding BEP accounts will be closed and distributed. In addition, our new non-qualified defined contribution plan, the Delphi Salaried Retirement Equalization Savings Program, will become effective. The plan will allow for employee contributions above the IRS employee benefit limitations and is described in more detail in the Management Compensation Plan referred to in Compensation Discussion & Analysis — Post Emergence of this Item 11. Executive Compensation.

The earnings on the outstanding BEP accounts through December 31, 2008 of our eligible named executive officers were:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings	Withdrawals/	Balance at
	Last FY	Last FY	in Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)

Rodney O’Neal	—	—	$368	—	$8,104
John D. Sheehan	—	—	$8	—	$175
Mark R. Weber	—	—	$202	—	$4,450
Ronald M. Pirtle	—	—	$208	—	$4,572
James A. Bertrand	—	—	$271	—	$5,959

Potential Payments Upon Termination or Change in Control

Employment Agreements. Delphi has entered into employment agreements which include severance payments with all of its named executive officers. The employment agreements provide for a severance payment equivalent to 18 months of base pay and short-term incentive target when an executive is terminated without cause or the executive terminates for good reason. Specific terms are described in the individual agreements and exclude a change in control. In exchange for the severance payment, the executive agrees to non-compete and non-solicitation provisions. Using each named executive officer’s base salary as of December 31, 2008 (prior to the voluntary pay waiver described in Note 2 to the Summary Compensation Table) and assuming the un-prorated July — December 2008 incentive target awards on an annual basis (see the Grant of Plan-Based Awards Table), the named executive officers would be eligible for the following severance amounts: Mr. O’Neal: $5,062,500; Mr. Sheehan: $1,650,000; Mr. Weber: $2,152,500; Mr. Pirtle: $1,905,000; and Mr. Bertrand: $1,804,500.

Change in Control Agreements. All of our named executive officers have change in control agreements. The change in control agreements are prepetition executory contracts and have not been assumed by the Company during its chapter 11 cases. As such, section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract and, subject to certain exceptions, relieves Delphi of its future obligations under such contracts but creates a deemed pre-petition claim for damages caused by such breach or rejection. Delphi does not expect to seek court approval to assume the change in control agreements and thus any right to payment that an executive may have under his change in control agreement will be as an unsecured creditor. Delphi’s liability to make payments in respect of damages caused by its rejection will be subject to compromise and resolution in the chapter 11 cases.

The prepetition change in control agreements provide certain benefits to each participant upon the occurrence of a change in control of Delphi and additional benefits if the employment of a participant is terminated for certain reasons after a change in control A change in control is defined in the agreements as: (i) the acquisition by any person other than Delphi or any subsidiary of Delphi of beneficial ownership of 25% or more of the outstanding common stock or of common stock carrying votes sufficient to elect a majority of the directors of the Company; (ii) when members of the Company’s board of directors who constitute the entire board as of the date of a participant’s change in control agreement, together with any new directors whose election to the board was approved by at least two-thirds of the directors then in office who had been directors as of the date of the participant’s change in control agreement, cease to constitute a majority of the board; (iii) certain mergers, consolidations and other reorganizations of Delphi in which Delphi is not the surviving corporation; (iv) any sale, lease, exchange or other transfer of 50% or more of the assets of Delphi; or (v) a liquidation or dissolution of Delphi.

Upon the occurrence of a change in control, our named executive officers would be entitled to the following payments and benefits listed below. Specific assumptions used to determine the December 31, 2008 change in control benefit are also set forth.

•	All of the participant’s unvested options will vest and become immediately exercisable in accordance with their terms. As of December 31, 2008, all outstanding options are currently vested, as reported in the Outstanding Equity Awards At Year-End Table.

•	All of the participant’s unvested restricted stock units will vest and Delphi will deliver to the participant stock certificates and/or, at the participant’s option, cash in an amount equal to the value of the restricted stock units. As reported in the Outstanding Equity Awards at Fiscal Year-End Table above, all outstanding restricted stock units awards were cancelled on May 20, 2008.

•	All of the participant’s target awards, calculated based on the greater of 150% of the initial awards or 150% of the forecasted payout level at the time of the change in control, will be fully “funded” by Delphi contributing amounts equal to such awards to a “rabbi trust” and will thereafter be paid to the participant at the times contemplated by the plans under which the awards were made. In 2008, this includes 150% of the un-prorated target awards for 6 month performance period of July — December 31, 2008 as reported in the Grants of Plan-Based Awards Table above.

•	Any compensation previously deferred at the election of the participant, together with accrued interest or earnings, will be “funded” by Delphi contributing amounts equal to such deferrals and accrued interest or earnings to a “rabbi trust” which amounts will be paid to the participant as previously directed by the participant. This amount consists of the 2008 year-end balances in the BEP as listed in the Non-qualified Deferred Compensation Table.

•	Delphi will contribute to a “rabbi trust” an amount equal to the present value of the calculated SERP benefit (see discussion of SERP above and note that any amount that would be contributed would reflect the impact of the freeze of the plan on October 1, 2008) which will be paid to the participant under the terms of the SERP when his or her benefits under the SRP are paid to him or her. If the participant does not become vested in his or her retirement benefit under the SRP, then the present value SERP benefit will be paid to the participant within 30 days after his or her separation from Delphi. Solely for purposes of calculating the SERP benefit, the participant’s benefit under the SRP will be calculated with additional year(s) of service equal to a multiplier (1, 2 or 3) and with the additional compensation paid as a result of such multiplier. The additional compensation includes an increase in average monthly base compensation to reflect additional base pay that becomes payable or an increase in the average total direct compensation to reflect additional base pay and short-term incentive pay that becomes payable, dependent upon the SERP formula utilized.

•	A participant will be deemed fully vested in his or her benefit under any qualified defined benefit plans of Delphi so that if he or she separates from Delphi before actually becoming vested in such benefits, Delphi will pay him or her an amount equal to the present value of his or her accrued benefits under such plans (due to the freeze of the defined benefit plan, all participants are vested with respect to the benefits accrued through the freeze data, so there is no practical impact of this provision any longer); and

•	A participant will be deemed fully vested in his or her benefit under any qualified defined contribution plans so that if he or she separates from Delphi before actually becoming vested in such benefits, Delphi will pay him or her an amount equal to the excess of his or her account balance under such plans over the vested account balance.

A participant is also entitled to receive a payment to offset any excise tax under the excess parachute payment provisions of section 4999 of the IRS Tax Code that has been levied against the participant for payments that Delphi has made to or for the benefit of him or her (whether or not such payments are made pursuant to the participant’s change in control agreement). The Delphi payment will be “grossed up” so that after the participant pays all taxes (including any interest or penalties with respect to such taxes) on the payment, the participant will retain an amount of the payment equal to the excise tax imposed. The aggregate change in control values for our named executive officers included a “gross up” estimate.

The aggregate values of the change in control with continued employment for our named executive officers are: Mr. O’Neal: $48,077,643; Mr. Sheehan: $4,048,975; Mr. Weber: $18,591,864; Mr. Pirtle: $15,038,379; and Mr. Bertrand: $15,205,777. Additional change in control payments and benefits are payable to a participant who ceases to be employed during the three years following a change in control under any of the following circumstances:

•	Delphi terminates the participant’s employment other than “for cause,” i.e., for any reason other than the participant’s willful failure to perform substantially his or her duties or the conviction of the participant for a felony;

•	The participant terminates his or her employment if, without his or her consent, (i) his or her salary and other compensation or benefits are reduced for reasons unrelated to Delphi’s or the participant’s performance, (ii) his or her responsibilities are negatively and materially changed, (iii) he or she must relocate his or her work location or residence more than 25 miles from its location as of the date of the change in control or (iv) Delphi fails to offer him or her a comparable position after the change in control.

The additional payments and benefits payable in the circumstances described above are:

•	Payment in cash of (i) the participant’s annual base salary through the termination date for work performed for which the participant has yet to be paid, together with accrued vacation pay and (ii) a multiple (3, in the case of each named executive officer) of the greater of (x) the participant’s annual base salary plus his or her target short-term incentive, each for the year in which the change in control occurs, or (y) the participant’s annual base salary plus his or her target short-term incentive, each for the year in which his or her employment is terminated;

•	Continuation of the participant’s health and life insurance coverage for 36 months after the termination date;

•	Reimbursement of up to $50,000 for expenses related to outplacement services;

•	Continued use of the participant’s company car and/or any applicable car allowance for one year after the termination date, plus payment by Delphi of any amounts necessary to offset any taxes incurred by the participant because of the car-related payments;

•	Provision of investment advisory services comparable to those services available to the participant as of the date of his or her change in control agreement, for two years after the termination date; and

•	Payment of the participant’s legal fees resulting from any dispute resolution process entered into to enforce his or her change in control agreement, plus payment of the gross-up amount necessary to offset any taxes incurred by the participant by reason of such payments.

The value received by our named executive officers as a result of the cessation of employment after a change of control is as follows: Mr. O’Neal: $10,243,435; Mr. Sheehan: $3,424,598; Mr. Weber: $4,431,206: Mr. Pirtle: $3,937,483; and Mr. Bertrand: $3,736,483

If a participant voluntarily terminates employment during the term of his or her change in control agreement, other than in any of the situations described above, without his or her consent described above and other than during the one-month period after the first anniversary of the change in control also described above, the participant’s change in control agreement will terminate. As a result, Delphi’s only obligation will be to pay the participant’s annual base salary through the termination date for work performed for which the participant has not yet been paid and any previously deferred compensation. Upon the termination of a participant’s employment due to his or her death or incapacity (other than during the one-month period after the first anniversary of the change in control described above), his or her change in control agreement will terminate and Delphi’s only obligation will be to pay the participant’s annual base salary through the termination date, any accrued vacation pay and any previously deferred compensation.

The change in control agreements place certain restrictions on the ability of a participant whose employment with Delphi has terminated to disclose any confidential information, knowledge or data about Delphi or its business. Also, the terms of any non-competition agreement between a participant and Delphi (including the non-competition provisions contained in the SERP and in various benefit plans) will cease to apply to a participant if, and on the date that, the participant’s employment with Delphi is terminated for any reason after a change in control.

Other Terminations. In the event a named executive officer’s employment terminates by reason of death, disability or a qualified retirement, the named executive officer will become entitled to receive benefits accrued under Delphi’s defined benefit and defined contribution plans described under “2008 Other Compensation — Retirement Benefits” and the Pension Benefit Table and associated narrative. The information in these sections details the general terms of each pension plan in which the named executive officers participate, the years of credited service and the present value of each named executive’s accumulated pension benefit assuming payment begins at age 62.

The table below provides the pension benefits under the two plans that would have become payable if the named executives had died, become disabled or voluntarily terminated as of December 31, 2008. The impact of the defined benefit pension plans freeze was considered in the calculation.

•	In the event of death before retirement, the surviving spouse may elect to receive an annuity based upon the accrued pension benefits as if the named executive officer retired and elected the spousal 65% joint and survivor annuity option prior to death (50% if the named executive officer is not retirement eligible). The amount payable depends on several factors, including employee contributions and the ages of the executive and the surviving spouse. In addition, an executive must be at least 55 years of age or have at least 30 years of service for his or her spouse to receive a SERP death benefit. The annuity distributions would begin promptly following the death of the executive.

•	In the event a disability occurs before retirement, the named executive officer may apply and be approved for an annuity payment of accrued pension benefits payable immediately. Many factors are used to determine the amount to be received; however there is no reduction because of the early commencement of the payments (receiving payments prior to the normal retirement age). An executive must be 55 years of age and have at least 10 years of credited service to receive a SERP disability benefit.

•	In the event of a voluntary termination, employees who are vested in the SRP can elect when to commence benefit payments. Benefit payments under the SRP are determined using many factors such as age and credited service. Benefits under the SERP are generally forfeitable if employment terminates before age 62 for reasons other than death or disability.

The table below shows (a) the annual benefit payable for the life of the surviving spouse in the case of the named executive officer’s death; (b) the annual benefit payable to the named executive officer in the case of disability, including a temporary supplemental benefit that is received until age 62, and (c) the annual benefit payable to the named executive officer in the case of a voluntary termination. Participants with greater than 30 years of service are eligible to receive a re-determination at age 62. This amount is reflected in the final column. All payments assume a 65% joint and survivor annuity and would be made on a monthly basis.

					Voluntary
					Termination/
		Survivor		Voluntary	Retirement
		Annuity	Annuity	Termination or	Annuity
		In Case	In Case of	Retirement	Redetermined
Name	Plan Name	of Death	Disability	Annuity	at Age 62

Rodney O’Neal	Delphi SRP	$64,429	$116,059	$59,302	$67,528
	SERP	$406,717	$609,628	—	—
John D. Sheehan	Delphi SRP	$3,801	$3,801	$3,801	$3,801
	SERP	—	—	—	—
Mark R. Weber	Delphi SRP	$79,941	$139,924	$112,917	$114,817
	SERP	$255,840	$377,508	—	—
Ronald M. Pirtle	Delphi SRP	$60,394	$109,851	$51,757	$60,431
	SERP	$72,479	—	—	—
James A. Bertrand	Delphi SRP	$47,414	$106,076	$25,109	$25,109
	SERP	—	—	—	—

Mr. Sheehan and Mr. Bertrand are not eligible for any of the SERP-related benefits. Mr. Pirtle is retirement eligible under the SRP but under age 55. The only SERP benefit he is eligible for is the spousal death benefit. Mr. Sheehan participates in the cash balance SRP plan; therefore all distributions are based upon his accumulated balance. Mr. Bertrand is not retirement eligible; therefore he is only eligible for a reduced spousal death benefit under the SRP plan. Upon turning age 55, the benefit will increase an additional $3,546 per year.

In addition to these amounts, each named executive officer (or his estate) is entitled to receive a lump-sum payment of up to five times their annual base salary as outlined in Note 2 to the Summary Compensation Table in this Item 11. Executive Compensation upon their death during active employment at Delphi. The amounts are received from the general salaried supplemental life insurance benefit as well as an executive supplemental life benefit and are dependent upon when the individual became an executive. Messrs. O’Neal, Weber, Pirtle and Bertrand are entitled to receive up to five times their annual base, while Mr. Sheehan can receive up to four times his base pay. In the case of death, disability or a qualified retirement, named executive officers are also entitled to receive a pro-rata amount (based on length of service during the applicable performance period) of any payout of a previously granted incentive based compensation award. In addition all unvested restricted stock unit awards immediately vest (there are currently no outstanding awards) and any options held by the separating named executive officer continue to vest in accordance with the terms of the original award and expire on the earlier of the original expiration date or (i) in the case of death or disability, three years from the date of separation or (ii) in the case of a qualified retirement, five years from the date of separation. For the market value at December 31, 2008 of total equity awards outstanding that would be impacted by these provisions, see Outstanding Equity Awards at Fiscal Year-End Table, above. As of December 31, 2008, no named executive officer had any unvested benefits under any qualified defined contribution plan.

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

The table below lists the 2008 compensation for our non-employee directors and earnings on the amounts previously deferred. As reflected below, Delphi’s lead independent director receives an annual retainer of $200,000. The Chair of Delphi’s Audit Committee receives an annual retainer of $155,000. The Chair of Delphi’s Compensation and Executive Development Committee and the Chair of Delphi’s Corporate Governance and Public Issues Committee each receive an annual retainer of $150,000. All other non-employee directors receive an annual retainer of $140,000. The fees for a director who joins or leaves the Delphi board or assumes additional responsibilities during the fiscal year are pro rated for his or her period of service. The fees listed in the table below reflect any pro-rata adjustments that occurred in 2008.

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned or	Stock	Option	Non-Equity	Deferred	All Other
	Paid in	Awards	Awards	Incentive Plan	Compensation	Compen-
Name	Cash ($)	($)	($)	Compensation ($)	Earnings ($)(1)	sation ($)	Total ($)

Oscar de Paula Bernardes Neto	$140,000	—	—	—	—	—	$140,000
John D. Englar	$140,000	—	—	—	—	—	$140,000
David N. Farr	$150,000	—	—	—	—	—	$150,000
Raymond J. Milchovich	$140,000	—	—	—	—	—	$140,000
Craig G. Naylor	$165,000	—	—	—	—	—	$165,000
Martin E. Welch III	$150,000	—	—	—	—	—	$150,000
John H. Walker	$140,000	—	—	—	—	—	$140,000
Robert Brust(2)	$51,667	—	—	—	—	$4,542	$56,209
John D. Opie(3)	$150,000	—	—	—	—	—	$150,000

(1)	There were no above-market or preferential earnings in the Delphi Board compensation that were deferred pursuant to the Director Plan. The December 31, 2008 balance of each director’s common stock units account is set forth below:

Name	Number of Common Stock Units

Oscar de Paula Bernardes Neto	76,206
John D. Englar	—
David N. Farr	63,494
Raymond J. Milchovich	—
Craig G. Naylor	19,078
Martin E. Welch III	—
John H. Walker	—
John D. Opie(3)	141,914

(2)	Mr. Brust retired effective May 2008. His deferred stock unit account was valued and paid out to him in December 2008. Upon his departure, Mr. Welch assumed the responsibility of Chair of Delphi’s Audit Committee.

(3)	Mr. Opie retired effective October, 2008. His deferred stock unit account will be valued and paid in May 2009. Upon his retirement, Mr. Naylor assumed the responsibility of Lead Director.

Compensation Committee

Delphi continues to maintain the Compensation and Executive Development Committee of the Board of Directors (the “Compensation Committee”) as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange. Throughout 2008, the Compensation Committee was composed of three individuals, including Chairman Mr. Naylor, Mr. Englar, and Mr. Milchovich, each of whom met the independence requirements as set forth in the listing standards of the New York Stock Exchange. For additional information on the criteria established by the Board of Directors for evaluating independence, see Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K. The Compensation Committee operates under a written charter, which is available for review on Delphi’s Internet site (www.delphi.com). The scope of responsibilities, authority and the role of executive officers and outside compensation consultants in determining or recommending the amount or form of executive and director compensation is described above, in this Item 11. Executive Compensation — Compensation Discussion and Analysis.

Compensation Committee Interlocks and Insider Participation

There were no transactions or relationships involving any member of the Compensation and Executive Development Committee required to be disclosed pursuant to this Item 11, other than amounts paid to the members of the committee disclosed under “Director Compensation” above and other than our agreement to advance funds, in accordance with our bylaws and as approved by the Court, for attorney’s fees and other expenses they incur in connection with certain litigation matters and related releases granted in conjunction with settlement agreements of such matters as disclosed pursuant to Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K.

Compensation Committee Report

The Compensation and Executive Development Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”), appearing above in this Item 11. Executive Compensation in this Annual Report on Form 10-K. Based on such review and discussions, the Committee has recommended to the Board of Directors that the CD&A be included herein.

Compensation and Executive Development Committee
Craig G. Naylor, Chairman
John D. Englar
Raymond J. Milchovich

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Management and More Than 5% Stockholders

The table below shows how much of our common stock was beneficially owned as of January 31, 2009 (unless another date is indicated) by (i) each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report on Form 10-K, (ii) each director (who was serving as a director as of that date); (iii) each person known by Delphi to beneficially own more than 5% of our common stock and (iv) all directors and executive officers as a group. In general, a person “beneficially owns” shares if he or she has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days of January 31, 2009 (such as by exercising options).

		Stock
		Which May
	Shares	Be Acquired
	Beneficially	Within 60
Name and Address (1)	Owned (2)	Days (3)	Total	Percent

Rodney O’Neal	145,667	868,983	1,014,650	*
John D. Sheehan	9,890	105,918	115,808	*
Mark R. Weber	116,995	843,651	960,646	*
Ronald M. Pirtle	90,745	625,998	716,743	*
James A. Bertrand	28,135	625,998	654,133	*
Oscar de Paula Bernardes Neto	—	—	—	*
John D. Englar	—	—	—	*
David N. Farr	—	—	—	*
Raymond J. Milchovich	—	—	—	*
Craig G. Naylor	—	—	—	*
John H. Walker	—	—	—	*
Martin E. Welch III	—	—	—	*
Appaloosa Management L.P.(4) 26 Main Street Chatham, NJ 07928	52,000,000	—	52,000,000	9.2%
Highland Capital Management, L.P.(5) Two Galleria Tower 13455 Noel Road, Suite 800 Dallas, TX 75240	30,391,015	—	30,391,015	5.4%
All directors and executive officers as a group (19 persons)	544,286	4,509,962	5,054,248	0.9%

Notes

*	Less than one percent of Delphi’s total outstanding common stock. The percentages shown in the table are based on the total number of shares of Delphi’s common stock outstanding on January 31, 2009.

(1)	Except as otherwise indicated in the table, the business address of the beneficial owners is c/o Delphi Corporation, 5725 Delphi Drive, Troy, MI 48098.

(2)	Includes shares:

• As to which the named person has sole voting and investment power,

• As to which the named person has shared voting and investment power with a spouse

(3)	Includes stock options which became exercisable before October 8, 2005, the date Delphi filed for reorganization cases under Chapter 11 of the U.S. Bankruptcy Code. It does not include stock options which became or will become exercisable after October 5, 2008.

(4)	Based on Amendment No. 20 to Schedule 13D filed by Appaloosa Management L.P. with the Securities and Exchange Commission on April 5, 2008.

(5)	Based on Amendment No. 8 to Schedule 13D filed by Highland Capital Management, L.P., with the Securities and Exchange Commission on August 27, 2008.

Related Stockholder Matters

In connection with its reorganization cases, Delphi cancelled future grants of stock-based compensation under its long-term compensation plans. Prior to the reorganization cases, Delphi had authorized future issuances of common stock to its named executive officers and other employees, pursuant to options and restricted stock units granted under long-term compensation plans. The table below summarizes the options and restricted stock units outstanding against those plans as of December 31, 2008. Delphi has determined that it will not issue any common stock in respect of options granted and unvested at the time of the chapter 11 filings on October 8, 2005 and cancelled all outstanding restricted stock units awards on May 20, 2008. A more detailed description of these plans and awards made pursuant thereto is contained in Item 11. Executive Compensation in this Annual Report on Form 10-K.

As discussed more fully in Part I, Item 1. Business in this Annual Report, a plan of reorganization could result in holders of Delphi stock or options receiving no distribution on account of their interests and cancellation of their existing stock. Delphi considers the value of its common stock and other equity-based securities to be highly speculative and the following tables should be read in light of that possibility:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans
	(in thousands)		(in thousands)

Equity compensation plans approved by stockholders	43,260	$12.20	—
Equity compensation plans not approved by stockholders	15,693	$16.81	—

Total	58,953	$13.43	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Transactions with Related Persons

During 2008, there were no transactions or business relationships involving directors, executive officers or any other related persons and no indebtedness of management required to be disclosed pursuant to this Item 13 other than the compensation arrangements described in response to Item 11. Executive Compensation and as set forth below.

In late November 2007, one of our directors and a member of our Audit Committee, Mr. Walker became the Chief Executive Officer of Global Brass and Copper, Inc., the successor to the worldwide metals business of Olin Corporation. Olin Corporation has been a supplier of metals to Delphi for several years and in 2008, Delphi’s purchases of metals from Olin Corporation were $76 million, or less than 3% of metallic purchases. Delphi purchases metals from a number of suppliers. Our supply agreements with Olin Corporation, now Global Brass and Copper, Inc. were negotiated at arms-length terms and the terms and conditions are similar in nature to those with other suppliers with whom we have no relationship. In addition, Mr. Walker was not involved in the negotiation of any of our existing supply agreements. Mr. Walker has confirmed to us that he did not receive any commission or other compensation as a result of our purchases. Although we do expect our business with Global Brass and Copper, Inc. will continue consistent with past practices, our Audit Committee and Board of Directors determined that it was in the best interest of the Company for Mr. Walker to continue serving as a director through the remainder of our chapter 11 proceedings, see “Director Independence” below.

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

As noted in Part 1, Item 3. Legal Proceedings, Shareholder Lawsuits in this Annual Report, the Company, certain other named defendants including current directors and officers and certain former directors and officers of the Company and the Company’s insurance carriers reached a settlement agreement (the “MDL Settlements”) with respect to the Multidistrict Litigation which included a full release of Delphi’s current directors and officers and those former directors and officers who were named defendants. For a more complete description of the Multidistrict Litigation and the terms of the MDL Settlements, see Part 1, Item 3. Legal Proceedings, Shareholder Lawsuits in this Annual Report on Form 10-K.

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

DIRECTOR INDEPENDENCE

Delphi continues to maintain compliance with the listing standards of the New York Stock Exchange governing the composition of its Board of Directors, including the requirement that a majority of independent directors comprise its Board. In addition only independent directors served on Delphi’s Compensation and

Executive Development Committee and Corporate Governance and Public Issues Committee (Delphi’s nominating committee). Although Mr. Walker meets the independence standards as set forth in Section 10A(m)(3) of the Exchange Act applicable to directors serving on an audit committee, Mr. Walker ceased to meet the independence requirements set forth in the listing standards of the New York Stock Exchange when he became the Chief Executive Officer of Global Brass and Copper, Inc., the successor to the worldwide metals business of Olin Corporation, in late November 2007. Throughout 2008, Delphi’s purchases of metals from Olin Corporation exceeded 2% of Olin Corporation’s 2008 annual revenues, which is in excess of the threshold contained in the New York Stock Exchange’s listing standards and in Delphi’s corporate governance guidelines. Although Mr. Walker ceased to meet such independence requirements, Delphi’s Board of Directors determined that such relationship does not prevent Mr. Walker from exercising his independent judgment with respect to matters addressed by the Audit Committee, provided he recuses himself from decisions on any matter involving his employer and further that it was in the best interests of Delphi that Mr. Walker continue his service on the Audit Committee until Delphi’s emergence from chapter 11 proceedings, at which time it is expected that a new board of directors will be elected.

The Board of Directors consists of nine directors and all but three qualify as “independent” as such term is defined by the New York Stock Exchange listing requirements. To be considered independent, the Board of Directors must determine each year that a director does not have any direct or indirect material relationship with Delphi. When assessing the “materiality” of any relationship a director has with Delphi, the Board of Directors reviews all the relevant facts and circumstances of the relationship to assure itself that no commercial or charitable relationship of a director impairs such director’s independence.

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

The Board of Directors has affirmatively determined that each of the following directors qualify as independent: Oscar de Paula Bernardes Neto, John D. Englar, David N. Farr, Raymond J. Milchovich, Craig G. Naylor and Martin E. Welch. Throughout this Annual Report on Form 10-K, we refer to these directors as our “independent directors.”

Mr. Naylor, one of our independent directors, serves as Delphi’s Lead Director and presides over meetings of the independent directors. There are only three non-independent members of the Board of Directors, Robert S. Miller and Rodney O’Neal, who are employees of the Company, and John Walker who became the Chief Executive Officer of Global Brass and Copper, Inc., successor to Olin Metals Corporation on November 20, 2007, and solely as a result of such appointment was determined to no longer be independent but remains on the Audit Committee as discussed above. Neither Mr. Miller nor Mr. O’Neal serves on any of these committees. The current composition of each of Delphi’s standing committees is as follows:

Audit Committee — Martin E. Welch, Chairman; John D. Englar, and John H. Walker

Compensation & Executive Development Committee — Craig G. Naylor, Chairman; John D. Englar, and Raymond J. Milchovich

Corporate Governance & Public Issues Committee — David N. Farr, Chairman; and Oscar De Paula Bernardes Neto

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors selected Ernst & Young LLP to serve as independent public accountants. Ernst & Young LLP completed its 2007 and 2008 engagements with the issuance of its audit report and assessment of internal controls, included herein.

The following table breaks out the components of aggregate fees billed or expected to be billed to Delphi by Ernst & Young LLP and affiliates (collectively, “E&Y”) for audit services related to their 2008 and 2007 audits and other services performed in 2008 and 2007:

	2008	2007
	(dollars in millions)

Audit Fees	$17.6	$18.3
Audit-Related Fees	0.6	1.9
Tax Fees	1.4	1.7
All Other Fees	—	—

Total	$19.6	$21.9
Memo: Ratio of Tax and All Other Fees to Audit and Audit-Related Fees	0.1:1	0.1:1
Percentage of Aggregate Fees which were Audit or Audit-Related	93%	92%

Audit fees related primarily to the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q, statutory audits of certain of the Company’s subsidiaries, attestation of management’s assessment of internal control over financial reporting as of December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and various attest services.

Audit-related fees in 2008 and 2007 related primarily to audits of carve-out financial statements and agreed upon procedures engagements.

Tax fees related to the following:

1.	Tax compliance services such as assistance with tax return filing and preparation of required documentation in certain foreign countries, totaling $0.1 million in 2008 ($0.2 million in 2007).

2.	Tax planning, advice and other tax-related services including assistance with tax audits and appeals, general tax advice in the U.S. and certain foreign countries, and customs reports in Mexico, totaling $1.3 million in 2008 ($1.5 million in 2007).

In considering the nature of the services provided by E&Y in 2008 and 2007, the Audit Committee determined that they are compatible with their provision of independent audit services. The Audit Committee discussed these services with E&Y and management to determine that they are permitted under the rules and regulations concerning auditor independence, promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by E&Y in 2008 and 2007 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures adopted by the Committee. This policy delineates the allowable audit, audit-related, tax, and other services which the independent auditor may perform. Prior to the beginning of each year, the Vice President of Corporate Audit Services (or the Chief Tax Officer in the case of tax services) develops a detailed description of the services to be performed by the independent auditor in each of these categories in the following year. This Service List is presented to the Audit Committee for approval. Services provided by E&Y during the following year that are included on the Service List and were approved in this manner are considered to have been pre-approved by the policies and procedures of the Audit Committee. Any requests for audit, audit-related and tax services not contemplated on the Service List and all other services must be submitted to the Committee for pre-approval as they arise during the year and cannot commence until such approval has been granted. Normally, this is done at regularly scheduled meetings, but approval authority between meetings has been delegated to the Chairman. On a regular quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date, the forecast for the calendar year and the projected ratio of tax and all other fees to audit and audit-related fees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	1.	Financial Statements:
		— Report of Independent Registered Public Accounting Firm	111
		— Report of Independent Registered Public Accounting Firm	112
		— Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	113
		— Consolidated Balance Sheets as of December 31, 2008 and 2007	114
		— Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	115
		— Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006	116
		— Notes to Consolidated Financial Statements	117
	2.	Financial Statement Schedules -
		— Valuation and qualifying account schedule for the Years Ended December 31, 2008, 2007 and 2006	208
	3.	Exhibits (including those incorporated by reference)

Exhibit
Number	Exhibit Name

(2)(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
(3)(a)	Amended and Restated Certificate of Incorporation of Delphi Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(b)	Certificate of Ownership and Merger, dated March 13, 2002, merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(3)(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
(4)(a)	Rights Agreement relating to Delphi’s Stockholder Rights Plan, incorporated by reference to Exhibit 4(a) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the First Amendment thereto, which is incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K dated May 11, 2005, as amended by the Second Amendment thereto, which is incorporated by reference to Exhibit 99(d) to Delphi’s Report on Form 8-K dated January 18, 2007, as amended by the Third Amendment thereto, dated August 2, 2007, which is incorporated by reference to Delphi’s Report on Form 10-Q, dated June 30, 2007, as amended by the Fourth Amendment thereto, dated December 10, 2007, which is incorporated by reference to Exhibit 99(b) to Delphi’s Report on Form 8-K, dated December 10, 2007.
(4)(b)	Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

Exhibit
Number	Exhibit Name

(4)(c)	Terms of the, 6 1/2% Notes due 2009, and 7 1/8% Debentures due 2029, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated April 28, 1999 and filed May 3, 1999.
(4)(d)	Terms of the 6.55% Notes due 2006, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated May 31, 2001 and filed June 4, 2001.
(4)(e)	Terms of the 6.50% Notes due 2013, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated July 22, 2003 and filed July 25, 2003.
(4)(f)	Form of First Supplemental Indenture to Indenture, dated as of April 28, 1999, between Delphi Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago, as trustee, incorporated by reference to Exhibit 4.2 to Delphi’s Registration Statement on Form S-3 (Registration No. 333-101478).
(4)(g)	Subordinated Indenture between Delphi Corporation and Bank One Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
(4)(h)	Terms of 8 1/4% junior subordinated notes due 2033, incorporated by reference to Exhibit 4.1 to Delphi’s Current Report on Form 8-K dated October 21, 2003 and filed October 23, 2003.
(4)(i)	Terms of adjustable rate junior subordinated notes due 2033, incorporated by reference to Exhibit 4.3 to Delphi’s Current Report on Form 8-K dated November 21, 2003 and filed November 24, 2003.
Instruments defining the rights of holders of debt of the registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(10)(a)	Master Separation Agreement among General Motors, Delphi, Delphi Corporation LLC, Delphi Technologies, Inc. and Delphi Corporation (Holding), Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.
(10)(b)	Component Supply Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.2 to the Registration Statement.
(10)(c)	U.S. Employee Matters Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10.4 to the Registration Statement.
(10)(d)	Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.5 to the Registration Statement.
(10)(e)	Amended and Restated Agreement for the Allocation of United States Federal, State and Local Income Taxes between General Motors and Delphi, incorporated by reference to Exhibit 10.6 to the Registration Statement.
(10)(f)	IPO and Distribution Agreement between Delphi and General Motors, incorporated by reference to Exhibit 10(g) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)(g)	Description of Delphi Non-Employee Directors Charitable Gift Giving Plan, incorporated by reference to Exhibit 10(h) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2000.*
(10)(h)	Delphi Corporation Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement.*
(10)(i)	Delphi Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(j) to Delphi’s Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit
Number	Exhibit Name

(10)(j)	Agreement, dated December 22, 1999, between Delphi Corporation and General Motors Corporation, incorporated by reference to Exhibit 10(q) to Delphi’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10)(k)	Form of Change in Control Agreement between Delphi and its officers, incorporated by reference to Exhibit 10(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
(10)(l)	Supplemental Executive Retirement Program, incorporated by reference to Exhibit 4(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.*
(10)(m)	Stock Option Plan for Non-Executives, incorporated by reference to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2002.
(10)(n)	Delphi Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 4(d) to Delphi’s Registration Statement on Form S-8 (Registration No. 333-116729).*
(10)(o)	Delphi Corporation Annual Incentive Plan, incorporated by reference to Exhibit 10(c) to Delphi Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.*
(10)(p)	2005 Executive Retirement Incentive Program Agreement dated May 13, 2005 incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on May 18, 2005.*
(10)(q)	Special Separation Agreement & Release dated May 13, 2005 incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed on May 18, 2005.*
(10)(r)	Offer letter outlining Mr. Robert S. Miller salary and benefits dated June 22, 2005, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on June 23, 2005.*
(10)(s)	Form of Employment Agreement for Officers of Delphi Corporation, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on October 7, 2005.*
(10)(t)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered February 17, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on February 23, 2006.*
(10)(u)	UAW-GM-Delphi Special Attrition Program agreement, dated March 22, 2006, among Delphi, General Motors Corporation and the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on March 27, 2006.
(10)(v)	Supplement to UAW-GM-Delphi Special Attrition Program Agreement dated March 22, 2006, incorporated by reference to Exhibit 10(d) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(w)	IUE-CWA-GM-Delphi Special Attrition program, dated June 16, 2006, incorporated by reference to Exhibit 10(e) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(x)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered July 21, 2006, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on July 27, 2006.*
(10)(y)	Revolving Credit, Term Loan, and Guaranty Agreement, dated as of January 9, 2007, among Delphi and the lenders named therein, incorporated by reference to Exhibit 99(a) to Delphi’s Report on Form 8-K filed on January 12, 2007.
(10)(z)	First Amendment to Revolving Credit, Term Loan, and Guaranty Agreement dated as of March 29, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on March 29, 2007.

Exhibit
Number	Exhibit Name

(10)(aa)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered March 29, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on March 30, 2007.*
(10)(ab)	Agreement between Delphi Corporation’s indirect wholly owned Spanish Subsidiary, Delphi Automotive Systems España, S.L. (“DASE”) and Adalberto Canadas Castillo and Enrique Bujidos (of PricewaterhouseCoopers Spain), and, thereafter, Fernando Gómez Martín (the “DASE Receivers”), and the workers’ councils and unions representing the affected employees, dated July 4, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 19, 2007.
(10)(ac)	Memorandum of Understanding between Delphi Corporation and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and General Motors Corporation, dated June 22, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 20, 2007.
(10)(ad)	Agreement between Delphi Corporation and Appaloosa Management L.P.; Harbinger Capital Partners Master Fund I, Ltd.; and Pardus Capital Management, L.P. as well as Merrill Lynch, Pierce, Fenner & Smith Inc.; UBS Securities LLC; and Goldman Sachs & Co., dated August 3, 2007, incorporated by reference to Exhibit 10(d) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(10)(ae)	Memorandum of Understanding between Delphi Corporation and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communication Workers of America and General Motors Corporation, dated August 5, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed August 22, 2007.
(10)(af)	Memorandum of Understanding between Delphi Corporation and the International Association of Machinists and Aerospace Workers and its District 10 and Tool and Die Makers Lodge 78 and General Motors Corporation, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 22, 2007.
(10)(ag)	Memorandum of Understanding between Delphi Corporation and the International Brotherhood of Electrical Workers and its Local 663 and General Motors Corporation, relating to Delphi Electronics and Safety, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 22, 2007.
(10)(ah)	Memorandum of Understanding between Delphi Corporation and the International Brotherhood of Electrical Workers and its Local 663 and General Motors Corporation, relating to Delphi’s Powertrain Systems division, dated July 31, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 22, 2007.
(10)(ai)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 18S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 22, 2007.
(10)(aj)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 101S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 22, 2007.
(10)(ak)	Memorandum of Understanding between Delphi Corporation and the International Union of Operating Engineers Local 832S and General Motors Corporation, dated August 1, 2007, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 22, 2007.

Exhibit
Number	Exhibit Name

(10)(al)	Memorandum of Understanding between Delphi Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L and General Motors Corporation, relating to Delphi’s operations at Home Avenue, dated August 16, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed September 4, 2007.
(10)(am)	Memorandum of Understanding between Delphi Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 87L and General Motors Corporation, relating to Delphi’s operations at Vandalia, dated August 16, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed September 4, 2007.
(10)(an)	Order entered by the United States District Court to preliminarily certify the class and approving the settlement of the Multidistrict Litigation, including the Stipulation and Agreement of Settlement With Certain Defendants — Securities, Stipulation and Agreement of Settlement With Certain Defendants — ERISA Actions, and Stipulation and Agreement of Insurance Settlement, each dated August 31, 2007, incorporated by reference to Exhibit 99(a), 99(b), and 99(c), respectively, to Delphi’s Current Report on Form 8-K filed September 5, 2007.
(10)(ao)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered October 3, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on October 5, 2007.*
(10)(ap)	Third Amendment to Revolving Credit, Term Loan, and Guaranty Agreement dated as of November 20, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on November 21, 2007.
(10)(aq)	Amendment to the Agreement between Delphi Corporation and Appaloosa Management L.P.; Harbinger Capital Partners Master Fund I, Ltd.; and Pardus Capital Management, L.P. as well as Merrill Lynch, Pierce, Fenner & Smith Inc.; UBS Securities LLC; and Goldman Sachs & Co. (together with Exhibit 10(af) in this Annual Report, the “EPCA”), dated December 10, 2007, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K/A filed on December 12, 2007.
(10)(ar)	Stipulation Modifying Agreement of Settlement With Certain Defendants — Securities Actions, entered into January 17, 2008, incorporated by reference to Exhibit 99(f) to Delphi’s Current Report on Form 8-K filed on January 30, 2008.
(10)(as)	Delphi Corporation 2007 Short-Term Incentive Plan, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed January 30, 2008.*
(10)(at)	Delphi Corporation 2007 Long-Term Incentive Plan, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed January 30, 2008.*
(10)(au)	Delphi Corporation Salaried Retirement Equalization Savings Program, incorporated by reference to Exhibit 99(d) to Delphi’s Current Report on Form 8-K filed January 30, 2008.*
(10)(av)	Delphi Corporation Supplemental Executive Retirement Program, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K/A filed February 20, 2008.*
(10)(aw)	Order Under 11 U.S.C. §§ 105 and 363 of the United States Bankruptcy Court for the Southern District of New York Authorizing the Debtors to Implement a Short-Term Annual Incentive Program entered March 19, 2008, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed on March 25, 2008.*
(10)(ax)	Amended and Restated Revolving Credit, Term Loan, and Guaranty Agreement dated as of May 9, 2008, incorporated by reference to Exhibit 10(f) to Delphi’s Report on Form 10-Q filed on May 9, 2008.

Exhibit
Number	Exhibit Name

(10)(ay)	Agreement between Delphi Corporation and General Motors Corporation dated as of May 9, 2008, incorporated by reference to Exhibit 10(g) to Delphi’s Report on Form 10-Q filed on May 9, 2008.
(10)(az)	First Amendment to the Advance Agreement between Delphi Corporation and General Motors Corporation dated as of August 7, 2008, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed September 29, 2008.
(10)(aaa)	Delphi Corporation Supplemental Executive Retirement Program, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed September 29, 2008.*
(10)(aab)	Delphi Corporation Salaried Retirement Equalization Savings Program, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed September 29, 2008.*
(10)(aac)	Amended and Restated Global Settlement Agreement between Delphi Corporation and General Motors Corporation, dated September 12, 2008, incorporated by reference to Exhibit 10(d) to Delphi’s Quarterly Report on Form 10-Q filed on November 10, 2008.
(10)(aad)	First Amendment to the Amended and Restated Global Settlement Agreement, dated as of September 25, 2008, incorporated by reference to Exhibit 10(e) to Delphi’s Quarterly Report on Form 10-Q filed November 10, 2008.
(10)(aae)	Amended and Restated Master Restructuring Agreement between Delphi Corporation and General Motors Corporation, dated September 12, 2008, incorporated by reference to Exhibit 10(f) to Delphi’s Quarterly Report on Form 10-Q filed on November 10, 2008.**
(10)(aaf)	Accommodation Agreement dated as of December 12, 2008, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed December 12, 2008.
(10)(aag)	Second Amendment to the Advance Agreement between Delphi Corporation and General Motors Corporation dated as of December 12, 2008, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed December 12, 2008.
(10)(aah)	Partial Temporary Accelerated Payments Agreement between Delphi Corporation and General Motors Corporation dated as of December 12, 2008, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed December 12, 2008.
(10)(aai)	First Amendment to the Accommodation Agreement, dated as of January 30, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed February 4, 2009.
(10)(aaj)	First Amendment to the Partial Temporary Accelerated Payments Agreement between Delphi Corporation and General Motors Corporation dated as of January 30, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed February 4, 2009.
(10)(aak)	Third Amendment to the Advance Agreement between Delphi Corporation and General Motors Corporation dated as of January 30, 2009, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed February 4, 2009.
(10)(aal)	Supplemental Amendment to the Accommodation Agreement, dated as of February 24, 2009.
(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2008, 2007, 2006, 2005, and 2004.
(21)	Subsidiaries of Delphi Corporation
(23)	Consent of Ernst & Young LLP
(31)(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Name

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(a)	Delphi Savings-Stock Purchase Program for Salaried Employees in the United States, incorporated by reference to Exhibit 99(a) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.
(99)(b)	Delphi Personal Savings Plan for Hourly-Rate Employees in the United States, incorporated by reference to Exhibit 99(b) to Delphi Corporation’s Annual Report on Form 10-K for the year ended, December 31, 2001.

*	Management contract or compensatory plan or arrangement

**	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delphi Corporation
(Registrant)

By:	/s/ Rodney O’Neal
(Rodney O’Neal, Chief Executive Officer & President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Rodney O’Neal (Rodney O’Neal)	Chief Executive Officer & President (Principal Executive Officer)

/s/ John D. Sheehan (John D. Sheehan)	Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Thomas S. Timko (Thomas S. Timko)	Chief Accounting Officer & Controller (Principal Accounting Officer)

/s/ Robert S. Miller, Jr. (Robert S. Miller, Jr.)	Executive Chairman of the Board of Directors

/s/ Craig G. Naylor (Craig G. Naylor)	Director (Lead Independent Director)

/s/ Oscar de Paula Bernardes Neto (Oscar de Paula Bernardes Neto)	Director

/s/ John. D. Englar (John. D. Englar)	Director

/s/ David N. Farr (David N. Farr)	Director

SIGNATURES (concluded)

/s/ Raymond J. Milchovich (Raymond J. Milchovich)	Director

/s/ John H. Walker (John H. Walker)	Director

/s/ Martin E. Welch III (Martin E. Welch III)	Director