Form 10-Q
period 2009-03-31
DELPHI CORP
filed 2009-05-11
CIK 1072342

NOTICE TO UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐.     No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.  Accelerated filer ☐.  Non-Accelerated filer ☐.  Smaller reporting company ☑.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.     No ☑.

As of March 31, 2009 there were 564,637,307 outstanding shares of the registrant’s $0.01 par value common stock.

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

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended
	March 31,
	2009	2008
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$734	$1,641
Other customers	1,791	3,611

Total net sales	2,525	5,252

Operating expenses:
Cost of sales, excluding items listed below	2,632	4,933
Depreciation and amortization	172	222
Selling, general and administrative	255	364

Total operating expenses	3,059	5,519

Operating loss	(534)	(267)
Interest expense (contractual interest expense for the three months ended March 31, 2009 and 2008 was $168 million and $129 million, respectively)	(137)	(110)
Other income, net	9	19
Reorganization items	1,144	(109)

Income (loss) from continuing operations before income taxes and equity income	482	(467)
Income tax benefit (expense)	51	(63)

Income (loss) from continuing operations before equity income	533	(530)
Equity (loss) income, net of tax	(8)	11

Income (loss) from continuing operations	525	(519)
Income (loss) from discontinued operations, net of tax	31	(58)

Net income (loss)	556	(577)
Net income attributable to noncontrolling interest	4	12

Net income (loss) attributable to Delphi	$552	$(589)

Basic and diluted income (loss) per share:
Continuing operations attributable to Delphi	$0.92	$(0.94)
Discontinued operations attributable to Delphi	0.06	(0.10)

Basic and diluted income (loss) per share	$0.98	$(1.04)

Amounts attributable to Delphi:
Income (loss) from continuing operations	$521	$(530)
Discontinued operations	31	(59)

Net income (loss) attributable to Delphi	$552	$(589)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$650	$959
Restricted cash	449	403
Accounts receivable, net:
General Motors and affiliates	695	822
Other	1,519	1,572
Inventories, net (Note 3)	1,130	1,285
Other current assets (Note 4)	484	613
Assets held for sale (Note 15)	551	497

Total current assets	5,478	6,151
Long-term assets:
Property, net	3,214	3,397
Investments in affiliates	280	303
Other long-term assets (Note 4)	442	455

Total long-term assets	3,936	4,155

Total assets	$9,414	$10,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 8)	$4,244	$4,174
Accounts payable	1,567	1,771
Accrued liabilities (Note 5)	2,164	2,171
Liabilities held for sale (Note 15)	328	293

Total current liabilities	8,303	8,409
Long-Term liabilities:
Employee benefit plan obligations (Note 10)	538	552
Other long-term liabilities (Note 5)	1,014	1,028

Total long-term liabilities	1,552	1,580
Liabilities subject to compromise (Note 2)	13,435	14,583

Total liabilities	23,290	24,572

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued in 2009 and 2008	6	6
Additional paid-in capital	2,747	2,747
Accumulated deficit	(11,512)	(12,064)
Accumulated other comprehensive loss:
Employee benefit plans (Note 10)	(4,894)	(4,867)
Other	(352)	(219)

Total accumulated other comprehensive loss	(5,246)	(5,086)
Treasury stock, at cost (389 thousand and 391 thousand shares in 2009 and 2008, respectively)	(6)	(6)

Total Delphi stockholders’ deficit	(14,011)	(14,403)
Noncontrolling interest	135	137

Total stockholders’ deficit	(13,876)	(14,266)

Total liabilities and stockholders’ deficit	$9,414	$10,306

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Cash flows from operating activities:
Net income (loss)	$556	$(577)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	172	222
Pension and other postretirement benefit expenses	126	185
Reorganization items	(1,144)	109
(Gain) loss on assets held for sale	(4)	30
Deferred income taxes	(65)	(4)
Other, net	8	25
Changes in operating assets and liabilities:
Accounts receivable, net	130	(395)
Inventories, net	152	(50)
Other assets	115	18
Accounts payable	(112)	176
Accrued and other long-term liabilities	(120)	97
Other, net	49	36
U.S. employee workforce transition program payments	(13)	(71)
Pension contributions	(25)	(68)
Other postretirement benefit payments	(19)	(66)
Other, net	(25)	(11)
Discontinued operations (Note 15)	—	54

Net cash used in operating activities	(219)	(290)

Cash flows from investing activities:
Capital expenditures	(166)	(255)
Proceeds from sale of property	8	21
Proceeds from sale of non-U.S. trade bank notes	43	62
Proceeds from divestitures, net	4	87
Increase in restricted cash	(46)	(2)
Other, net	1	3
Discontinued operations	(12)	(70)

Net cash used in investing activities	(168)	(154)

Cash flows from financing activities:
Net repayments of borrowings under amended and restated debtor-in-possession facility	(146)	—
Net borrowings under refinanced debtor-in-possession facility	—	452
Net (repayments) borrowings under other debt agreements	(207)	210
Issuance costs related to the Accommodation Agreement	(16)	—
Net borrowings under GM liquidity support agreements	453	—
Other, net	(1)	(7)
Discontinued operations	14	11

Net cash provided by financing activities	97	666

Effect of exchange rate fluctuations on cash and cash equivalents	(19)	52

(Decrease) increase in cash and cash equivalents	(309)	274
Cash and cash equivalents at beginning of period	959	1,036

Cash and cash equivalents at end of period	$650	$1,310

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Net income (loss)	$556	$(577)
Other comprehensive income:
Currency translation adjustments, net of tax(a)	(84)	72
Net change in unrecognized loss on derivative instruments, net of tax(b)	(48)	96
Employee benefit plans adjustment, net of tax(c)	(27)	(30)

Other comprehensive (loss) income	(159)	138

Comprehensive income (loss)	397	(439)
Comprehensive income attributable to noncontrolling interest	5	11

Comprehensive income (loss) attributable to Delphi	$392	$(450)

(a)	Currency translation adjustments are net of $2 million and ($1) million tax effect for the three months ended March 31, 2009 and 2008, respectively.

(b)	There was no tax effect on the net change in unrecognized gain on derivative instruments for the three months ended March 31, 2009 and 2008, respectively.

(c)	Employee benefit plans adjustments includes a loss for pension, postretirement and postemployment liabilities of $(27) million (net of a ($75) million tax effect) and ($30) million (there was no tax effect) for the three months ended March 31, 2009 and 2008, respectively.

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Stock	Interest	Deficit
	(in millions)

Balance at December 31, 2008	565	$6	$2,747	$(12,064)	$(5,086)	$(6)	$137	$(14,266)
Net income	—	—	—	552	—	—	4	556
Currency translation adjustments and other, net of tax	—	—	—	—	(85)	—	1	(84)
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	(48)	—	—	(48)
Employee benefit plans liability adjustment, net of tax	—	—	—	—	(27)	—	—	(27)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(7)	(7)

Balance at March 31, 2009	565	$6	$2,747	$(11,512)	$(5,246)	$(6)	$135	$(13,876)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”), is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s largest customer is General Motors Corporation (“GM”) and North America and Europe are its largest markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s consolidated financial statements and notes thereto included in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

Restricted Cash — At March 31, 2009 and December 31, 2008, Delphi had $449 million and $403 million in restricted cash, respectively, primarily related to cash collateral as required under its debtor-in-possession credit facility. Refer to Note 8. Debt for additional information. Additionally, restricted cash includes cash for use for the pre-retirement portion of the U.S. employee workforce transition programs, refer to Note 9. U.S. Employee Workforce Transition Programs, and balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.

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

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement and related accommodation agreement, as described below; (ii) reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet the Company’s future obligations, including further extensions of its accommodation agreement allowing the Debtors to retain the proceeds of, or an extension or replacement of their DIP financing agreement, which otherwise matured on December 31, 2008. Prior to expiration of the DIP financing agreement (the “Amended and Restated DIP Credit Facility”), Delphi entered into an accommodation agreement, which has been subsequently amended to revise the applicable covenants and milestone requirements (as so amended through the date hereof, the “Accommodation Agreement”) allowing Delphi to retain the proceeds of the Amended and Restated DIP Credit Facility until June 30, 2009, provided Delphi continues to remain in compliance with all applicable covenants under the Accommodation Agreement and the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions) as described further in Note 8. Debt.

In addition, GM has supplemented Delphi’s liquidity through (i) an agreement (the “GM Advance Agreement”) pursuant to which GM has agreed, subject to certain conditions, to provide a $300 million facility ($253 million was outstanding as of March 31, 2009), which may be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the terms of the GM Advance Agreement throughout the term of the accommodation period under the Accommodation Agreement and, (ii) by agreeing, subject to certain conditions, to accelerate payment of certain payables to Delphi, (the “Partial Temporary Accelerated Payments Agreement”), which has resulted in an additional $200 million of liquidity in the first quarter of 2009 and which resulted in an additional $100 million of liquidity in April 2009. Refer to Note 8. Debt for more information regarding the terms of the Accommodation Agreement, GM Advance Agreement and the Partial Temporary Accelerated Payments Agreement.

Accordingly, the Accommodation Agreement and support from GM coupled with savings realized as a result of significant cost reductions and cash conservation measures implemented by Delphi globally have provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into May 2009 as it continued discussions with its stakeholders on proposed modifications to the Plan or another consensual resolution of Delphi’s chapter 11 cases. Pursuant to the Accommodation Agreement, Delphi has until May 21, 2009 to deliver to the agent under the Amended and Restated DIP Credit Facility a detailed term sheet (the “Term Sheet”) which has been agreed to by both GM and the U.S. Treasury and which sets forth the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases, including, without limitation, all material transactions between Delphi and GM relevant to such resolution (refer to Note 8. Debt). Failure to deliver a satisfactory Term Sheet or meet the other milestones under the Accommodation Agreement will be an event of default under the Accommodation Agreement and absent receipt of a waiver will result in a termination of the accommodation period entitling Delphi’s lenders to exercise all available remedies, including foreclosure on substantially all of Delphi’s assets. Such actions may result in the temporary or permanent suspension and ultimate sale or liquidation of the operations of Delphi. Delphi anticipates that the Term Sheet will comprehend additional liquidity support from its stakeholders to allow it to continue operations until a consensual resolution can be implemented, however, as discussions are ongoing, there can be no assurances that this will be the case.

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008 (the effective date of the Accommodation Agreement). However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement, as amended). There can be no assurance that Delphi will continue to comply with the terms and conditions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement) or that the Term Sheet will comprehend sufficient additional liquidity support for Delphi to continue operating its business or remain compliant in view of anticipated additional production cuts by its customers. These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, the Company filed its proposed plan of reorganization with the Court in September 2007. The Court confirmed Delphi’s plan of reorganization, as amended, on January 25, 2008, but Delphi was unable to consummate the plan because certain investors under the plan refused to participate in the closing, which was commenced but not completed on April 4, 2008. Refer to Equity Purchase and Commitment Agreement and The Plan of Reorganization in Note 2. Transformation Plan and Chapter 11 Bankruptcy for more information. Pending confirmation and consummation of the plan of reorganization (as amended), an alternative plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11. On October 3, 2008, Delphi filed a motion seeking Court approval of proposed modifications to its confirmed plan of reorganization, however the hearing on the motion has been adjourned and Delphi continues discussions with its stakeholders regarding a path to emergence from chapter 11. There can be no assurances as to when Delphi will confirm or consummate a modified plan or other consensual resolution of Delphi’s chapter 11 cases. Consummation of a confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of consummation of a confirmed plan of reorganization (as amended).

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million during the quarter ended March 31, 2008. At March 31, 2009 and December 31, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the plan modifications are approved.

Use of Estimates — Preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the first quarter of 2009, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, workers’ compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

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

Amounts have been derived from the consolidated financial statements and accounting records of Delphi using the historical basis of assets and liabilities held for sale and historical results of operations related to Delphi’s global steering and halfshaft businesses (the “Steering Business”) and its interiors and closures product line (the “Interiors and Closures Business”). While the historical results of operations of the Steering Business and the Interiors and Closures Business include general corporate allocations of certain functions historically provided by Delphi, such as accounting, treasury, tax, human resources, facility maintenance, and other services, no amounts for these general corporate retained functions have been allocated to discontinued operations in the statements of operations. Certain employee pension and other postretirement benefit liabilities for the Steering Business were not allocated to liabilities held for sale in the balance sheets. Expenses related to the service cost of employee pension and other postretirement benefit plans were allocated to discontinued operations in the statements of operations. Allocations have been made based upon a reasonable allocation method. Refer to Note 15. Discontinued Operations for more information.

Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP does not defer recognition and disclosure requirements for financial assets and liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Delphi adopted the provisions of SFAS No. 157 as of January 1, 2009 for nonfinancial assets and liabilities that are subject to the deferral (including long-lived assets and goodwill, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition) and the adoption did not have a significant impact on Delphi’s financial statements. Refer to Note 14. Derivatives and Hedging Activities and Fair Value Measurements for the disclosures required by SFAS 157.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141R as of January 1, 2009 did not have a significant impact on Delphi’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Delphi adopted SFAS 160 as of January 1, 2009 and the accompanying financial statements reflect the provisions of SFAS 160 for all periods presented.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Delphi adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a significant impact on Delphi’s financial statements other than providing the new disclosures required by SFAS 161.

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP 141R-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141R-1 amends the guidance in SFAS 141R to:

•	Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5 (“SFAS 5”), Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations.

•	Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote.

•	Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and initially and subsequently measured at fair value in accordance with SFAS 141R.

FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1 as of January 1, 2009 did not have a significant impact on Delphi’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise, but instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FSP 157-4 and to quantify its effects, if practicable, and (vi) applies to all fair value measurements when appropriate. FSP 157-4 must be applied prospectively and retrospective application is not permitted. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as defined and described below. Delphi is currently assessing the impact FSP 157-4 may have on its financial statements.

In April 2009, the FASB issued FASB Staff Position Nos. 115-2 and 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities; (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and (vi) upon adoption requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP FAS 115-2 and FAS 124-2 only if it also elects to early adopt FSP 157-4. Delphi is currently assessing the impact FSP FAS 115-2 and FAS 124-2 may have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2. Delphi is currently assessing the impact FSP FAS 107-1 and APB 28-1 may have on its financial statements.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outline Delphi’s transformation centering around five core areas, including agreements reached with each of Delphi’s principal U.S. labor unions and GM, a plan to streamline our product portfolio and make the necessary manufacturing alignment with our new focus, transform our cost structure and resolve our pension funding situation. On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s Plan and Disclosure Statement became final. Under the terms and subject to the conditions of the Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund  I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA and that Appaloosa is entitled to terminate the EPCA. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and the Official Committee of Equity Security Holders (the “Equity Committee”) in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA. Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continues comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the modified plan or other economic distribution in connection with another resolution of Delphi’s chapter 11 cases, will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility.

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

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). Pursuant to the Amended GSA, the 414(l) Net Liability Transfer is to occur in two separate steps with the first step sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $0.5 billion from the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The First Pension Transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”) in the third quarter of 2008, and the obligations of the Hourly Plan were remeasured prior to the transfer occurring.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”), will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA, including the delivery of preferred stock to satisfy GM’s allowed administrative claim as described below, and (ii) contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA. Due to the effectiveness of the Second Pension Transfer being contingent upon Delphi’s emergence from chapter 11, it does not meet the criteria for settlement accounting as of March 31, 2009. Delphi will continue to account for the remaining pension liability under Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, until such time that it is settled, which is currently anticipated to be upon emergence from chapter 11.

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

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the administrative transfer date of February 1, 2009 was accounted for as a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, in the third quarter of 2008. During the first quarter of 2009, GM funded an additional $25 million of OPEB payments made to the hourly workforce, of which $19 million was reimbursement for amounts paid by Delphi during the quarter prior to the administrative transfer and $6 million was applied to the receivable from GM at December 31, 2008. Refer to Note 10. Pensions and Other Postretirement Benefits for further information.

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

With respect to GM’s claims in the Company’s chapter 11 cases, GM under the Amended GSA has agreed to a general unsecured claim of $2.5 billion, primarily for OPEB and special attrition programs for the U.S. hourly workforce, and to subordinate its recovery on such claim until other general unsecured creditors (other than holders of claims arising from Delphi’s trust preferred securities) have achieved a recovery of 20% of the allowed amount of their claims. Once Delphi’s other general unsecured creditors have received a distribution of 20% of the allowed amount of their claims, if there is any remaining value to be distributed, GM would receive a distribution on its general unsecured claim until it has received a 20% distribution on such claim amount. Once GM has received a 20% distribution on its general unsecured claim, and if there is any remaining value to be distributed, any additional distributions would be shared ratably between GM and Delphi’s other general unsecured creditors.

On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan or other economic distribution in connection with another resolution of Delphi’s chapter 11 cases, will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. Accordingly, we believe it is likely that (i) we will not be able to satisfy all the conditions for the receipt by GM of the preferred stock or that the economic value of reorganized Delphi will exceed $7.13 billion and (ii) GM will not receive a distribution on account of its general unsecured claim. However, if there are distributions, pursuant to the Amended GSA, 50% of all distributions that would otherwise be made to GM on account of its administrative claim would be made to holders of general unsecured claims until such holders have received distributions on account of their general unsubordinated unsecured claims equal in value of up to $300 million. As part of the May 21, 2009 milestone under the Accommodation Agreement requiring Delphi to submit the Term Sheet, Delphi is continuing discussions on proposed modifications to the Plan, and further amendments to the Amended GSA and Amended MRA and expects that the Term Sheet will include agreement on sources of supplemental liquidity to enable Delphi to continue financing its operations until such time as the transactions in the Term Sheet can be implemented and Delphi is able to emerge from chapter 11 or another consensual resolution of Delphi’s chapter 11 cases is reached. However, as discussions are ongoing, we can provide no assurances that this will be the case.

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

Special Attrition Programs — Previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. As of March 31, 2009 and December 31, 2008, Delphi’s receivable from GM related to the funding of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) buydown arrangements under the 2007 U.S. hourly workforce special attrition programs was $68 million. Refer to Note 9. U.S. Employee Workforce Transition Programs for more information.

Master Restructuring Agreement — The Amended MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of a modified plan of reorganization. GM’s obligations under the Amended MRA are not subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy UAW employees would survive any such termination). As part of the ongoing discussions among Delphi, the United States Treasury and GM regarding GM’s overall contribution to the resolution of Delphi’s chapter 11 cases, the parties are considering further amendments to the Amended MRA and Amended GSA, which may include, among other things, a sale of one or more U.S. manufacturing sites to GM. Any payment that GM would make for such sites would likely be in lieu of GM’s previously agreed upon support for Delphi, such as the production cash burn breakeven and labor subsidy payments referred to below.

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with an annual Keep Site Facilitation Fee of $110 million in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, which, consistent with Delphi’s policy, will be recognized in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates. On March 31, 2009, Delphi received its first quarterly installment of the annual Keep Site Facilitation Fee of $27.5 million, of which approximately $25 million was recorded as revenue and approximately $3 million was recorded as a deferred liability.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, the labor subsidy amounts received by Delphi are recorded as a reduction of cost of sales in the period receivable from GM. During the first quarter of 2009, Delphi received a $38 million reimbursement from GM of hourly labor costs in excess of $26 per hour, which was recorded as a reduction to cost of sales.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM is providing operating cash flow breakeven support, or production cash burn breakeven (“PCBB”) from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. PCBB reimbursement, including capital spending, from GM is recognized contemporaneously as incurred, and is treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate. During the first quarter of 2009, Delphi received $56 million PCBB reimbursement from GM which was recorded in income from discontinued operations. An additional $24 million was recorded as a receivable from GM as of March 31, 2009, of which $23 million was recorded in discontinued operations and $1 million was recorded as a reduction to cost of sales during the first quarter of 2009.

Working Capital Backstop — Steering Business — GM agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. This payment is recorded as a deferred liability as of March 31, 2009. The Steering Business is reported as discontinued operations, refer to Note 15. Discontinued Operations for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM agreed to reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi recognizes future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments. During the first quarter of 2009, Delphi received reimbursement of $3 million and an additional $7 million is recorded as a receivable from GM as of March 31, 2009, for a total reduction to cost of sales of $10 million.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a modified chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. As these conditions have not yet occurred, the provisions of this program are not yet effective, and there was no financial impact for this matter in the first quarter of 2009 or 2008. The accelerated payments are expected to result in an increase in cash and a reduction in accounts receivable and will have no impact on the statement of operations.

The following table details changes during the three months ended March 31, 2009 in the GM and affiliates accounts receivable balance attributable to the Amended GSA and the Amended MRA, recorded in GM and affiliates accounts receivable in the accompanying consolidated balance sheet at March 31, 2009 and December 31, 2008:

Amended GSA and Amended MRA — GM Accounts Receivable
(in millions)

Balance at December 31, 2008	$141
GM obligations recognized	175
Payments received from GM	(150)

Balance at March 31, 2009	$166

As of March 31, 2009, $130 million of the Amended GSA and Amended MRA accounts receivable was included in accounts receivable from General Motors and affiliates and $36 million was included in assets held for sale on the consolidated balance sheet.

The following table details the GM obligations recognized during the three months ended March 31, 2009:

GM Obligations Recognized January 1, 2009 — March 31, 2009
(in millions)

Amount recognized in pre-tax earnings	$74
Amount recognized in discontinued operations	79
Amount of pass-through OPEB reimbursement	19
Amount recognized in deferred liability	3

Total	$175

Pensions — Devise a workable solution to the current pension funding situation.

Since entering chapter 11, Delphi had generally limited its contributions to the Hourly Plan, the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan (together, the “Pension Plans”) to “normal cost” contributions, which are less than the minimum funding requirements established by the IRC and ERISA. Following the Court’s approval of the Hourly and Salaried Pension Program Modification Motion on September 23, 2008, the Salaried Plan, the Mechatronic Plan, the ASEC Plan, and the PHI Non-Bargaining Plan were frozen effective September 30, 2008. The Hourly Plan was frozen on November 30, 2008. By freezing the Pension Plans, Delphi halted the accrual of normal cost payments going forward thereby preserving liquidity.

Pursuant to the pertinent terms of certain pension funding waivers secured from the Internal Revenue Service (“IRS”) in 2006 and 2007, Delphi provided to the Pension Benefit Guaranty Corporation (“PBGC”) letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit were deposited into the Hourly and Salaried Plans and initially recognized as Delphi funding contributions to the respective plans for the plan year ended September 30, 2008. However, on January 16, 2009, Delphi filed amended Forms 5500 (Annual Return Report of Employee Benefit Plan) with the IRS that applied all contributions made to the Hourly and Salaried Plans in 2008, including the proceeds from the letters of credit, back to the plan year ended September 30, 2007. This contribution carry back, together with the September 29, 2008 414(l) Net Liability Transfer discussed below, had the effect that no contributions were due under the Hourly Plan for the plan year ended September 30, 2008.

Approximately $56 million remains due as a minimum funding contribution under the Salaried Plan for the plan year ended September 30, 2008, and approximately $13 million remains due as minimum funding contribution under the Delphi Mechatronics Retirement Program, the ASEC Manufacturing Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan for the plan year ended December 31, 2008. As permitted under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), Delphi elected to defer the contribution necessary to satisfy this remaining obligation until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and September 15, 2009 for the subsidiary plans. On December 15, 2008, Delphi applied to the IRS for a waiver of the minimum funding contribution of approximately $56 million to the Salaried Plan for the plan year ended September 30, 2008, and permission to instead amortize amounts due in over future plan years. That application remains pending.

As reflected above, Delphi has not made certain minimum required contributions to the Pension Plans and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million and $226 million for plan years ended September 30, 2006 and September 30, 2007, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. However, because the 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008, exposure to the 100% excise tax related to the Delphi Hourly Plan has been eliminated for the plan year ended September 30, 2008. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure to date could approximate $383 million, plus interest and penalties, which could be substantial. In addition, if the IRS does not agree to waive the minimum required funding contribution under the Salaried Plan for the plan year ended September 30, 2008, the IRS may assess an additional excise tax of approximately $6 million if Delphi does not remit $56 million to the Salaried Plan by June 15, 2009. Additional excise taxes could be assessed with respect to the subsidiary plans if the minimum required contributions to those plans for the plan year ended December 31, 2008, are not remitted by September 15, 2009. To the extent not promptly paid by Delphi, any such excise tax assessments might be increased to 100% of any Salaried Plan and subsidiary plan contributions considered by the IRS to be due and unpaid.

Although the IRS has asserted certain of the excise tax assessments described above and might seek to assess additional excise taxes, plus interest and penalties, related to the Pension Plans, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of March 31, 2009, no amounts have been recorded for any potential excise tax assessment.

If the Company emerges from chapter 11 as contemplated by the Amended GSA and the Amended MRA, then completing the second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA, and it appears unlikely at this time that such conditions will be met. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations. In addition, we still maintain responsibility for and need to meet U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees and certain subsidiary employees. We may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the Pension Plans at the date of emergence. Refer to Note 10. Pension and Other Postretirement Benefits for further information.

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

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 9. U.S. Employee Workforce Transition Programs for more information.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with Delphi’s new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. In connection with the Company’s continuous evaluation of its product portfolio, in 2008, Delphi determined that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst and global exhaust product lines, included in the Powertrain Systems segment, and the steering and halfshaft product lines and interiors and closures product lines, included in discontinued operations, the Company’s non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 18. Segment Reporting.

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

Costs recorded in the three months ended March 31, 2009 related to the transformation plan for non-core product lines include employee termination benefits and other exit costs and U.S. employee workforce transition program charges and are further described in Note 7. Employee Termination Benefits and Other Exit Costs, Note 9. U.S. Employee Workforce Transition Programs and Note 15. Discontinued Operations. In April 2009, Delphi received Court approval of bidding procedures for the sale of the remaining global suspension and brakes business. Refer to Note 17. Acquisitions and Divestitures for more information.

Cost Structure — Transform the salaried workforce and reduce general and administrative expenses to ensure that the organizational and cost structure is competitive and aligned with Delphi’s product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in pursuit of its transformation objective to reduce selling, general and administrative expenses. These initiatives include changing the model for delivery of financial services, information technology and certain sales administration activities; as well as the reduction of the global salaried workforce by leveraging attrition and using salaried separation plans, and the realignment of certain salaried benefit programs with business conditions. While the continually challenging economic environment persists, further restructuring initiatives continue to be required. Delphi has implemented a number of cash conservation measures, including a short-term salaried layoff plan, the suspension of 2009 pay increases and annual incentive payments for eligible employees, the cessation of health care and life insurance benefits in retirement to salaried employees and retirees effective March 31, 2009 (refer to Note 10. Pension and Other Postretirement Benefits), a decrease in salaried severance payments and the elimination of salaried flex payments in 2009. Delphi continues to reduce other structural costs to further align itself with the current and projected volume outlook.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the EPCA between Delphi and the Investors, the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund pursuant to the EPCA, as described below, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

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

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and on July 28, 2008, the Court denied in part and granted in part the Investors’ motions. A trial on Delphi’s complaint is currently scheduled to occur in June 2009.

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

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and Wilmington Trust Company (“WTC”), as Indenture Trustee and a member of the Creditors’ Committee, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor, Appaloosa, and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on March 24, 2009, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee, is extended through and including May 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee, is extended through and including July 31, 2009. On May 1, 2009, Delphi filed a motion seeking to extend such exclusive periods, solely with respect to the statutory committees, to July 31, 2009 and September 30, 2009, respectively. On April 23, 2009 the Court approved Delphi’s motion to disband the Equity Committee as a result of changed circumstances in Delphi’s chapter 11 cases.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the modified plan or other economic distribution in connection with another resolution of Delphi’s chapter 11 cases, will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility. To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in vehicle markets. The Accommodation Agreement and support from GM coupled with savings realized as a result of significant cost cutting and cash conservation measures implemented by Delphi globally have provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into May 2009 as it continued discussions with its stakeholders on proposed modifications to the Plan. As noted above, Delphi, GM and the United States Treasury are continuing to discuss the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases. As part of the ongoing discussions, the parties are considering further amendments to the Amended MRA and Amended GSA, which may include among other things, a sale of one or more U.S. manufacturing sites to GM. Refer to “Elements of Transformation Plan” above. Until such time as the Term Sheet is agreed upon and even assuming that the Term Sheet comprehends additional liquidity support to facilitate Delphi’s emergence from chapter 11 or another consensual resolution of Delphi’s chapter 11 cases, liquidity is expected to remain constrained through the remainder of the year and Delphi must continue implementing and executing its cash savings initiatives to preserve liquidity in this very difficult economic environment. Additionally, there can be no assurances that any liquidity support provided for in the Term Sheet or Delphi’s initiatives will be sufficient to compensate for the liquidity shortfall anticipated as a result of the announced customer production cuts (refer to Item 1A. Risk Factors in the Quarterly Report on Form 10-Q).

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to obtain approval of necessary modifications to the Plan that recognize the existing market conditions, or there is another consensual resolution of Delphi’s chapter 11 cases. Moreover, the continued forbearance by Delphi’s lenders under the DIP financing and the effectiveness of any revised plan of reorganization are subject to a number of conditions, including the entry of certain orders by the Court and, with respect to the effectiveness of a plan, the obtaining of necessary emergence capital. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by a company’s equity security holders and certain classes of creditors and notwithstanding the fact that such equity security holders and such classes of creditors do not receive or retain any property under the plan on account of their equity or creditor interests. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

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

	(Income)/Expense
	Three Months
	Ended
	March 31,
	2009	2008
	(in millions)

Salaried OPEB settlement (Note 10)	$(1,168)	$—
Professional fees directly related to reorganization	23	29
Interest income	—	(2)
Write off of previously capitalized fees or expenses related to the EPCA	—	79
Other	1	3

Total Reorganization Items	$(1,144)	$109

Cash paid for professional fees was approximately $21 million and $18 million, respectively, for the three months ended March 31, 2009 and 2008.

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

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, pursuant to the Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. As of March 31, 2009, the Debtors’ have received approximately 16,800 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the Court. As of March 31, 2009, the Debtors have filed 33 omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 13,300 proofs of claim asserting approximately $9.9 billion in aggregate liquidated amounts plus additional unliquidated amounts. As of March 31, 2009, the Court has entered orders disallowing and/or claimants have withdrawn approximately 10,000 of those claims, which orders reduced the amount of asserted claims by approximately $9.8 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 4,000 claims reducing the aggregate amounts asserted on those claims by $351 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount of approximately $1.45 billion. Refer to Plan of Reorganization and Transformation Plan above for details on the chapter 11 cases.

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

Liabilities subject to compromise consist of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Pension obligations (Note 10)	$5,347	$5,321
Postretirement obligations other than pensions (Note 10)	31	1,201
Allowed GM general unsecured claim	2,500	2,500
Allowed GM administrative claim	1,628	1,628
Allowed IUE-CWA and USW claims	129	129
Debt and notes payable	1,984	1,984
Accounts payable	730	732
Junior subordinated notes due 2033	391	391
Securities & ERISA litigation liability (Note 11)	351	351
Supplemental executive retirement program	117	118
Other	227	228

Total Liabilities Subject to Compromise	$13,435	$14,583

The decrease in liabilities subject to compromise at March 31, 2009 is due to the impact of the termination of health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses effective March 31, 2009 (refer to Note 10. Pension and Other Postretirement Benefits).

3.	INVENTORIES, NET

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories, net is shown below:

	March 31,	December 31,
	2009	2008
	(in millions)

Productive material	$600	$663
Work-in-process and supplies	202	253
Finished goods	328	369

Total	$1,130	$1,285

4.	ASSETS

Other current assets consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Income and other taxes receivable	$166	$240
Prepaid insurance and other expenses	118	121
Deferred income taxes	85	96
Deposits to vendors	43	46
Notes receivable	20	28
Debt issuance costs	37	56
Other	15	26

Total	$484	$613

Other long-term assets consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Deferred income taxes	$65	$85
Notes receivable	19	21
Income and other taxes receivable	104	91
Goodwill	61	62
Intangible assets	26	28
Deferred charges	14	14
Other investments	24	25
Other	129	129

Total	$442	$455

5.	LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Payroll-related obligations	$244	$207
Employee benefits, including current pension obligations	127	136
Accrued income taxes	81	72
Taxes other than income	172	199
Warranty obligations (Note 6)	126	128
U.S. employee workforce transition program (Note 9)	105	115
Employee termination benefits and other exit costs (Note 7)	194	213
Interest on prepetition claims (Note 1)	415	415
Working capital backstop — Steering Business (Note 2)	210	210
Derivative financial instruments (Note 14)	142	132
Other	348	344

Total	$2,164	$2,171

Other long-term liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Workers compensation	$311	$325
Environmental (Note 11)	93	97
Extended disability benefits	61	60
Warranty obligations (Note 6)	207	236
Payroll-related obligations	29	35
Accrued income taxes	105	71
Other long-term debt (Note 8)	61	55
Derivative financial instruments (Note 14)	42	36
Other	105	113

Total	$1,014	$1,028

6.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2009:

Warranty
Obligations
(in millions)

Balance at December 31, 2008	$364
Provision for estimated warranties issued during the period	13
Provision for changes in estimate for preexisting warranties	(3)
Settlements made during the period (in cash or in kind)	(31)
Foreign currency translation and other	(10)

Balance at March 31, 2009	$333

Approximately $126 million and $128 million of warranty obligations as of March 31, 2009 and December 31, 2008, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $207 million and $236 million of warranty obligations as of March 31, 2009 and December 31, 2008, respectively, is included in other long-term liabilities.

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

The following table summarizes the employee termination benefit and other exit cost charges recorded for the three months ended March 31, 2009 and 2008 by operating segment:

	Three Months Ended
	March 31,
Segment	2009	2008
	(in millions)

Electronics & Safety	$17	$28
Powertrain Systems	5	4
Electrical/Electronic Architecture	32	13
Thermal Systems	2	3
Automotive Holdings Group	9	43
Corporate and Other	(6)	—

Continuing Operations	59	91
Discontinued Operations	(10)	35

Total	$49	$126

Cost of sales	55	86
Selling, general and administrative expenses	4	5
Discontinued operations	(10)	35

The table below summarizes the activity in the employee termination benefits and exit costs liability for the three months ended March 31, 2009:

	Employee
	Termination	Other Exit
	Benefits Liability	Costs Liability	Total
		(in millions)

Accrual balance at December 31, 2008	$205	$45	$250
Provision for estimated expenses incurred during the period	34	25	59
Provision for changes in estimates for preexisting programs	(10)	—	(10)
Payments made during the year	(65)	(26)	(91)
Severance reimbursed or reimbursable by GM under the Amended MRA	53	—	53
Foreign currency and other	(9)	(1)	(10)

Accrual balance at March 31, 2009	$208	$43	$251

Approximately $194 million and $213 million of the employee termination benefits and other exit costs accrual balance as of March 31, 2009 and December 31, 2008, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $19 million and $13 million of the employee termination benefits and other exit costs accrual balance as of March 31, 2009 and December 31, 2008, respectively, is included in other long-term liabilities. Approximately $38 million and $24 million of the employee termination benefits and other exit costs accrual balance as of March 31, 2009 and December 31, 2008, respectively, is included in liabilities held for sale.

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during the three months ended March 31, 2009.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Automotive Holdings Group segments executed initiatives to realign manufacturing operations within North America to lower cost markets and to reduce headcount in line with the realigned manufacturing operations, and incurred approximately $29 million of employee termination benefits and other related exit costs during the first quarter of 2009. Additionally, European, South American and Asian operations in the Electronics and Safety and Electrical/Electronic Architecture segments incurred $11 million of employee termination benefits and other exit costs in conjunction with headcount reductions and programs related to the rationalization of manufacturing and engineering process. Offsetting these costs, was a change in estimate to a previously accrued liability related to settlements with the UAW and various other labor unions of $7 million.

•	Transformation plan activities. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the first quarter of 2009 for involuntary separation and incurred $17 million in related employee termination benefits included in continuing operations. Delphi also incurred $7 million of U.S. salaried separations recorded in discontinued operations. As a result of the Amended MRA, $53 million of U.S. employee termination benefits have been or will be reimbursed by GM, of which $44 million related to U.S. hourly separations and $9 million related to U.S. salaried separations.

The following are details of significant charges during the three months ended March 31, 2008.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electronics and Safety and Automotive Holdings Group segments plan to transfer core products manufactured at a shared location in Portugal to a lower cost market and exit non-core products from that facility and recognized employee termination benefits of $44 million. Additionally, Electronics and Safety, Electrical / Electronic Architecture segment, Thermal Systems and the Automotive Holdings Group executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $23 million of employee termination benefits and other related exit costs.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $31 million related to the closure of a manufacturing facility in Athens, Alabama during the first quarter of 2008, which related to the Steering Business and was recorded in loss from discontinued operations. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the first quarter of 2008 for involuntary separation and incurred $18 million in related employee termination benefits in the Electronics and Safety, Powertrain Systems, Electrical / Electronic Architecture and Automotive Holdings Group segments.

8.	DEBT

Amended and Restated DIP Credit Facility and Accommodation Agreement

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Refinanced DIP Credit Facility (the “Amended and Restated DIP Credit Facility”), which amendments and extension became effective in May 2008. As a result of the amendment and restatement, the aggregate size of the facility was reduced from $4.5 billion to $4.35 billion, consisting of a $1.1 billion first priority revolving credit facility (the “Tranche A Facility” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”).

On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into the Accommodation Agreement allowing Delphi to retain the proceeds of its Amended and Restated DIP Credit Facility, which otherwise matured on December 31, 2008. On December 3, 2008, the Court entered an order approving Delphi’s motion and authorizing Delphi to enter into the Accommodation Agreement following the expiration of the applicable appeal period, assuming resolution of any objections filed in the interim. On December 12, 2008, Delphi satisfied the closing conditions set forth in the Accommodation Agreement and the Accommodation Agreement became effective. On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. On March 31, 2009, Delphi entered into the Second Amendment to the Accommodation Agreement that included certain updated milestones and covenant provisions that were subsequently eliminated in the First Supplement entered on April 3, 2009. The First Supplement contained a number of new covenants and milestone requirements. On April 22, 2009, Delphi entered into the Second Supplement that, amount other things, extended certain milestone dates.

In connection with the Second Amendment Delphi applied all previously collected interest payments in respect of the Tranche C Term Loan, approximately $86 million, ratably as repayments of principal outstanding under the Tranche A Facility and Tranche B Term Loan. In conjunction with the effectiveness of the Second Supplement, $25 million of amounts in a cash collateral account were ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan. In addition, the Second Supplement provides that all future Tranche C interest payments will be applied ratably to repayments of principal amounts outstanding under the Tranche A Facility and the Tranche B Term Loan until paid in full.

On May 7, 2009 Delphi entered into a further amendment (the “Third Amendment”) to the Accommodation Agreement, which further extended certain milestones dates in the Accommodation Agreement. The Third Amendment received interim approval on May 7, 2009 and became immediately effective, however, it is subject to certain post-closing conditions including receipt of final approval of the Court before May 23, 2009 and the payment of fees and certain expenses to consenting lenders. In conjunction with the effectiveness of the Third Amendment, $45 million of amounts in a cash collateral account were ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan with the result that as of May 8, 2009, there remained approximately $230 million and $311 million outstanding under each facility, respectively. There also remained approximately $2.75 billion outstanding under the Tranche C Term Loan.

Termination Date of the Accommodation Agreement

Under the Accommodation Agreement (as amended by the Amendment and Supplemental Amendment and the Second Amendment and Second Supplement), Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until the earlier to occur of (i) June 30, 2009; (ii) Delphi’s failure to comply with its covenants, including the milestone dates described below, under the Accommodation Agreement or the occurrence of certain other events set forth in the Accommodation Agreement; and (iii) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions).

However, the Accommodation Agreement (as amended by the Third Amendment) contains certain milestone dates, which if not met require Delphi to apply the $47 million currently held as cash collateral in the “Basket” (as defined below) to pay down a portion of the Tranche A Facility and Tranche B Term Loan (the “Repayment Obligation”) and may result in an event of default and termination of the accommodation period. Specifically, Delphi is required to deliver on or before May 21, 2009 to the agent under the Amended and Restated DIP Credit Facility a detailed term sheet (the “Term Sheet”), which has been agreed to by both GM and the U.S. Treasury and which sets forth the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases, including, without limitation, all material transactions between Delphi and GM relevant to such resolution. The Accommodation Agreement further provides that the Repayment Obligation will be triggered and an event of default under the Accommodation Agreement will occur (i) on May 22, 2009 if the Term Sheet is not delivered by May 21, 2009, or (ii) in the event a majority of the Tranche A and Tranche B lenders who have signed the Accommodation Agreement or a majority of all lenders who have signed the Accommodation Agreement either (A) notify Delphi within 3 business days of delivery of the Term Sheet that the Term Sheet is not satisfactory or (B) fail to notify Delphi within such time period, that the Term Sheet is satisfactory. In addition, the accommodation period under the Accommodation Agreement will terminate (a) at any time during the occurrence and during the continuation of an event of default under the Accommodation Agreement resulting from a failure to timely deliver the Term Sheet or to satisfy the Repayment Obligation, in each case upon the direction by the Tranche A and Tranche B lenders who have signed the Accommodation Agreement or upon the direction of a majority of all lenders who have signed the Accommodation Agreement (or in any event, upon the expiration of a five business day period beginning upon such event of default, in the case of a failure to satisfy the Repayment Obligation) and (b) upon expiration of a five business day period beginning upon notice by the requisite lenders described above that the Term Sheet is not satisfactory or Delphi not receiving notice that the Term Sheet is satisfactory. Notwithstanding the foregoing, the accommodation period under the Accommodation Agreement will terminate on June 2, 2009, in the event that a majority of the Tranche A and Tranche B lenders who have signed the Accommodation Agreement and a majority of all lenders who signed the Accommodation Agreement had not notified Delphi that the Term Sheet is satisfactory on or before June 1, 2009.

Requirements of the Accommodation Agreement

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, as of December 12, 2008, the effective date of the Accommodation Agreement, Delphi is no longer able to make additional draws under the facility. However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement). Additionally, prior to the effective date of the Accommodation Agreement, Delphi was required to and did the following (i) replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility that had not been collateralized prior to that date, and (ii) limit the aggregate principal amounts outstanding under the Tranche A Facility borrowings to no more than $377 million.

In addition, in conjunction with the Accommodation Agreement, Delphi increased its pledge of the equity interests in Delphi’s first-tier foreign subsidiaries from 65% to 100%, which triggered a deemed dividend for tax purposes (no additional cash taxes were incurred).

Prior to the effectiveness of the Accommodation Agreement, Delphi was permitted to and did provide cash collateral, in an aggregate amount of $200 million, which was pledged to the administrative agent for the benefit of the lenders (“Borrowing Base Cash Collateral”). Upon Delphi’s request, portions or all of the Borrowing Base Cash Collateral will be transferred back to Delphi provided that (i) Delphi is in compliance with the borrowing base calculation in the Accommodation Agreement, (ii) no event of default has occurred and (iii) Delphi maintains a Minimum Borrowing Base Cash Collateral Account Balance (as defined in the Accommodation Agreement) of $160 million through and including April 18, 2009, $115 million from April 19, 2009 until the Term Sheet has been approved by the lenders as set forth above, and thereafter at an amount set forth in the Term Sheet.

In conjunction with the Amendment, a separate cash collateral account of up to $117 million (the “Basket”) was established, which solely for purposes of the prepayment provisions in the Accommodation Agreement is considered an offset to amounts outstanding under the Revolving Facility. As noted above, in conjunction with the Second Supplement and the Third Amendment, $25 million and $45 million from the Basket, respectively, was ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan. Remaining amounts in the Basket may be released to Delphi (and each such release may not be restored) if each of the following conditions is satisfied at the time of the release: (a) after giving effect to the release, Delphi is compliant with the mandatory prepayment provisions in the Accommodation Agreement and all other covenants in the Amended and Restated DIP Credit Facility as modified by the Accommodation Agreement and the Amendment, and (b) availability under the GM Advance Agreement has been increased to and remains at $450 million. GM had previously agreed to increase amounts available under the GM Advance Agreement to $450 million, subject to (i) GM not being notified by the President’s Designee that such increase is not permitted in accordance with the provisions of GM’s federal loans, (ii) Court approval, (iii) the GM board of directors’ approval, (iv) Delphi and GM executing a definitive transaction agreement relating to the sale of Delphi’s Steering Business, and (v) Court approval of the Steering Business Option Exercise Agreement. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Note 15. Discontinued Operations. However, the U.S. Treasury objected to the proposed increase to GM’s commitments under the GM Advance Agreement and as a result of such objections, Delphi adjourned the hearings on its motions to obtain Court approval of the amendments to the GM Advance Agreement and the Steering Business Option Exercise Agreement. To date, Delphi has been able to maintain sufficient liquidity to continue operations despite being prevented from effectuating the above-described increases in GM’s commitments under the GM Advance Agreement. However, there can be no assurances this will continue to be the case, particularly in the absence of a near term agreement on a Term Sheet which comprehends additional liquidity support (refer to Liquidity Outlook in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q).

Terms of the Amended and Restated DIP Credit Facility and Accommodation Agreement

The facilities currently bear interest at the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent, as detailed in the table below, and the amounts outstanding (in millions) and rates effective as of March 31, 2009 were:

		Borrowings as of	Rates Effective as of
		March 31,	March 31,
	ABR plus	2009	2009
		(in millions)

Tranche A	5.00%	$308	9.25%
Tranche B	5.00%	$416	9.25%
Tranche C	6.25%	$2,750	10.50%

The Tranche A, Tranche B and Tranche C facilities include an ABR floor of 4.25%.

The Company had $107 million in letters of credit outstanding under the Revolving Facility as of March 31, 2009. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Accommodation Agreement. Under the Accommodation Agreement, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate. Based on the borrowing base computation in effect at March 31, 2009, as defined in the Accommodation Agreement, Delphi’s borrowing base was reduced by a deduction of $249 million for unrealized losses related to Delphi’s hedging portfolio, which as of March 31, 2009 resulted in net losses included in accumulated other comprehensive income (“OCI”) of $242 million pre-tax, primarily related to copper and Mexican Peso hedges, as further described in Note 14. Derivatives and Hedging Activities and Fair Value Measurements.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability, among other things, to incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. As long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). Delphi’s Facility Availability Amount was less than $500 million at March 31, 2009 as all commitments were cancelled with the effectiveness of the Accommodation Agreement on December 12, 2008.

The Accommodation Agreement also contains additional covenants, amends certain of the existing covenants in the Amended and Restated DIP Credit Facility and includes additional events of default under the Amended and Restated DIP Credit Facility. Additional covenants under the Accommodation Agreement include (i) a prescribed minimum borrower liquidity level, which in conjunction with the Second Supplement was set at $25 million through the remainder of the accommodation period, (ii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility pursuant to an Accommodation Agreement borrowing base covenant, (iii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility to the extent any specified litigation proceeds are received in cash, (iv) a prohibition on the repatriation of cash from foreign subsidiaries as cash dividends, cash otherwise distributed in redemption of or in exchange for equity interests in foreign subsidiaries or through the repayment of notes unless used to repay obligations under the Amended and Restated DIP Credit Facility and (v) a requirement to repay $60 million in obligations under the Amended and Restated DIP Credit Facility in accordance with the schedule set forth in the Accommodation Agreement.

Changes to covenants under the Amended and Restated DIP Credit Facility include (i) a reduction in the cap on permitted debt and liens on assets of foreign subsidiaries, (ii) a reduction in the cap on net cash proceeds from asset sales before such proceeds must be utilized to repay the obligations under the Amended and Restated DIP Credit Facility, (iii) modifications to certain debt and lien baskets, including permitting cash collateralization of letters of credit and an increase in secured hedging obligations and (iv) enhanced monthly financial reporting. The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility and

Accommodation Agreement) for Delphi and its direct and indirect subsidiaries, on a consolidated basis. The covenants also impose restrictions on Delphi’s derivative contracts. Refer to Note 14. Derivatives and Hedging Activities and Fair Value Measurements for more information. Delphi was in compliance with the Amended and Restated DIP Credit Facility and Accommodation Agreement covenants as of March 31, 2009, including the Global EBITDAR covenant of $(150) million.

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

In the first quarter of 2009, the Company received authority from the Court to pay applicable fees to various lenders in conjunction with the Amendment and Supplemental Amendment, and paid approximately $16 million in fees to the consenting lenders for both amendments. Delphi also paid arrangement and other fees to various lenders associated with the amendments.

Advance Agreement and Liquidity Support from General Motors and Related Matters

Concurrently with the Amended and Restated DIP Credit Facility, Delphi entered into an agreement with GM whereby GM agreed to advance Delphi amounts anticipated to be paid following the effectiveness of the GSA and MRA (the “GM Advance Agreement”). The original GM Advance Agreement had a maturity date of the earlier of December 31, 2008, when $650 million was to have been paid under the GSA and MRA and the date on which a plan of reorganization becomes effective. The original GM Advance Agreement provided for availability of up to $650 million, as necessary for Delphi to maintain $500 million of liquidity, as determined in accordance with the GM Advance Agreement. The amounts advanced accrue interest at the same rate as the Tranche C Term Loan on a paid-in-kind basis. The accrued interest on the advances made through the effectiveness of the Amended GSA and Amended MRA was cancelled due to the effectiveness of the Amended GSA and Amended MRA, as more fully described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, and Delphi was not able to redraw the original $650 million facility amount.

On September 26, 2008, the Court granted Delphi’s motion to amend the GM Advance Agreement to provide for a $300 million facility, which could be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008 and to give GM an administrative claim for all unpaid advances under such additional facility. Continued availability to draw against the additional $300 million facility was conditioned upon Delphi filing a plan of reorganization and related disclosure statement in form and substance materially consistent with Section 5 of the Amended GSA and Section 7.01 of the Amended MRA which condition was satisfied with Delphi’s filing of proposed modifications to its previously confirmed plan of reorganization with the Court on October 3, 2008, and certain other conditions.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008 (as supplemented) (the “GM Advance Agreement Amendment”), through the earlier of

(i) June 30, 2009, (ii) such date as Delphi files any motion seeking to amend the plan of reorganization in a manner that is not reasonably satisfactory to GM, (iii) the termination of the Accommodation Agreement or the accommodation period therein, or (iv) such date when a plan of reorganization becomes effective. The Court approved Delphi’s motion to amend and extend the GM Advance Agreement concurrently with the approval of Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, GM has agreed, subject to certain conditions, to accelerate payment of certain payables up to $300 million to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement. As of March 31, 2009, GM had accelerated payment of $200 million under such agreement and in April, GM accelerated the remaining $100 million, therefore no amounts remain to be accelerated thereunder. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. Both the amendment to the GM Advance Agreement and the Partial Temporary Accelerated Payments Agreement were effective concurrent with the Accommodation Agreement, on December 12, 2008. Conforming amendments were made to the GM Advance Agreement and Partial Temporary Accelerated Payments Agreement contemporaneously with Court approval of the Amendment and Supplemental Amendment to the Accommodation Agreement as described above. Delphi and GM entered into subsequent amendments to the GM Advance Agreement to reflect the conditions pursuant to which GM will agree to increase the amounts available under such agreement, however, as noted in the immediately preceding section under “Amended and Restated DIP Credit Facility and Accommodation Agreement,” the U.S. Treasury objected to such amendments and Delphi adjourned the Court hearing seeking approval of the proposed amendments.

The GM Advance Agreement currently has a targeted cash balance amount of $25 million and Delphi is required to use any free cash flow above the targeted cash balance amount (as determined in accordance with the GM Advance Agreement) to repay from time to time any amounts outstanding thereunder. As of March 31, 2009, $253 million was outstanding pursuant to the GM Advance Agreement and $47 million was available for future advances. There can be no assurances, however, that GM will have sufficient liquidity to continue to advance amounts under the GM Advance Agreement. Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for risks and uncertainties related to our business relationship with GM.

9.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

The following table represents the activity in the U.S. employee workforce transition program liability for the three months ended March 31, 2009:

U.S. Employee Workforce Transition Program Liability

		Pre-Retirement
	Buydown Wage	Program
	Liability	Liability	Total
		(in millions)

Balance at December 31, 2008	$83	$40	$123
Payments	—	(13)	(13)

Balance at March 31, 2009	$83	$27	$110

At March 31, 2009 and December 31, 2008, $105 million and $115 million, respectively, of the U.S. employee workforce transition program liability is included in accrued liabilities, and $5 million and $8 million, respectively, is included in other long-term liabilities in the consolidated balance sheets. At March 31, 2009 and December 31, 2008, Delphi had $68 million of buydown wage liability recorded as a receivable from GM related to Delphi’s buydown wage obligations pursuant to the terms of the Amended GSA (see Note 2. Transformation Plan and Chapter 11 Bankruptcy).

10.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Delphi sponsors pension plans covering unionized employees in the U.S., which generally provide benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. Delphi also sponsors defined benefit plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participate in non-qualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans is to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in France, Germany, Luxembourg, Mexico, Portugal, Korea, Turkey, Italy and the United Kingdom (“UK”). The UK and certain Mexican plans are funded quarterly.

Delphi froze the Salaried Plan, the Supplemental Executive Retirement Program (“SERP”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective September 30, 2008. Effective as of October 1, 2008, Delphi’s existing Savings-Stock Purchase Program for Salaried Employees was renamed the Salaried Retirement Savings Program and was enhanced to provide a Delphi matching contribution and a 4% non-elective Delphi retirement contribution. Additionally, Delphi reached agreement with its labor unions resulting in a freeze of traditional benefit accruals under the Hourly Plan effective as of November 30, 2008. Certain collectively bargained hourly employees remain covered by the Hourly Plan’s Individual Retirement Plan formula (a cash balance benefit providing an annual pay credit accrual of 5.4% of base wages).

On February 4, 2009, Delphi filed a motion with the Court seeking the authority to cease providing retiree medical and life insurance benefits (collectively “OPEB”) benefits in retirement to salaried employees, retirees, and surviving spouses after March 31, 2009. On February 24, 2009, the Court provisionally approved Delphi’s motion to terminate such benefits effective March 31, 2009 based on the Court’s finding that the Company had met its evidentiary burdens, subject to the appointment of a retirees’ committee (the “Retirees’ Committee”) to review whether it believes that any of the affected programs involved vested benefits (as opposed to “at will” or discretionary, unvested benefits). On March 11, 2009, the Court issued a final order approving Delphi’s motion to terminate salaried OPEB benefits. The Court approved a settlement agreement (the “Settlement”), between Delphi and the Retirees’ Committee and the Delphi Salaried Retirees’ Association (the “Association”) settling any and all rights for the parties to appeal the Court’s March 11, 2009 final order authorizing Delphi to terminate salaried OPEB benefits to the U.S. District Court for the Southern District of New York (the “District Court”). Pursuant to the Settlement, Delphi has agreed to provide the Retirees’ Committee with consideration of $9 million to resolve pending litigation, including withdrawing the appeals of the Retirees’ Committee and the Association to the District Court. The consideration provided by Delphi under the Settlement includes an initial $1 million payment in May 2009 to a hardship fund, subsequent monthly payments of $1.25 million for five months beginning in June 2009, and a final $1 million payment in November 2009. In addition, Delphi has agreed to contribute $500,000 by May 1, 2009 toward the creation of a Voluntary Employees’ Beneficiary Association (“VEBA”) and to reimburse up to an additional $250,000 of reasonable legal expenses incurred by the counsel for the Retirees’ Committee and the Association. Delphi has no future funding obligations or commitments to the VEBA. Following the initial payment by May 1, 2009 of the $1.5 million, the District Court dismissed the appeal filed by the retirees with prejudice. Delphi recognized a salaried OPEB settlement gain from reorganization of $1,168 million during the three months ended March 31, 2009. This settlement gain reflects the reversal of existing liabilities of $1,173 million ($1,181 million net of $8 million to pay salaried OPEB claims incurred but not reported as of March 31, 2009) and the recognition of previously unamortized net gains included in accumulated other comprehensive income of $4 million. The reorganization gain also reflects the impact of the $9 million consideration to be provided for the Settlement described above.

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three-month periods ended March 31, 2009 and 2008 for U.S. and non-U.S. employees:

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
	(in millions)

Service cost(a)	$5	$41	$8	$11	$4	$7
Interest cost	168	213	18	23	18	137
Expected return on plan assets	(146)	(218)	(14)	(23)	—	—
Settlements	—	—	15	11	(1,177)	—
Amortization of prior service costs	7	7	1	1	(24)	(27)
Amortization of actuarial losses	54	5	4	6	9	11

Net periodic benefit cost	$88	$48	$32	$29	$(1,170)	$128

(a)	Includes $9 million for the three month periods ended March 31, 2008 of costs previously accrued related to the U.S. employee workforce transition programs.

Net periodic benefit cost above reflects $1 million and $11 million that were included in loss from discontinued operations for the three-month periods ended March 31, 2009 and 2008, respectively.

Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for information about the funding of Delphi’s pension plans and excise taxes asserted by the IRS against Delphi.

11.	COMMITMENTS AND CONTINGENCIES

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

The Multidistrict Litigation is comprised of lawsuits in three categories. One group of class action lawsuits, which is purportedly brought on behalf of participants in certain of the Company’s and its subsidiaries’ defined contribution employee benefit pension plans that invested in Delphi common stock, is based on allegations that the plans suffered losses as a result of alleged breaches of fiduciary duties under ERISA (the “ERISA Action”). A second group of class action lawsuits (the “Securities Action”) alleges, among other things, that the Company and certain of its current and former directors and officers and others made materially false and misleading statements in violation of federal securities laws. The third group of lawsuits is comprised of shareholder derivative actions against certain current and former directors and officers of the Company (“Shareholder Derivative Actions”). A total of four complaints were filed: two in the federal court (one in the Eastern District of Michigan and another in the Southern District of New York) and two in Michigan state court. These suits alleged that certain current and former directors and officers of the Company breached a variety of duties owed by them to Delphi in connection with matters related to the Company’s restatement of its financial results. The federal cases were coordinated with the securities and ERISA class actions in the Multidistrict Litigation. Following the filing on October 8, 2005 of the Debtors’ petitions for reorganization relief under chapter 11 of the Bankruptcy Code, all the Shareholder Derivative Actions were administratively closed. For more details regarding the procedural history of the three categories of lawsuits, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The MDL Settlements also provide for the dismissal with prejudice of the ERISA Action and Securities Action and a release of certain claims against certain named defendants, including Delphi, Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants. As provided in the confirmation order, the MDL Settlements are contingent upon the effective date of the Plan occurring as well as the payment of the $15 million amount to be provided by a third party, and if, for any reason, these contingencies are not met, the MDL Settlements will become null and void. Delphi is in discussion with several of its stakeholders regarding potential modifications to the terms of the MDL Settlements that would allow for the MDL Settlements, as modified, to become effective in advance of the resolution of Delphi’s chapter 11 cases, however there can be no assurances that the parties will reach agreement on such modifications. If the MDL Settlements are terminated according to their terms, the parties will proceed in all aspects as if the MDL Settlements had not been executed and any related orders had not been entered.

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

As a result of the MDL Settlements, as of March 31, 2009 and December 31, 2008, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of $148 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries on the effective date of the MDL Settlements.

Salaried OPEB Settlement

The Court approved a settlement between Delphi and the group of retirees who had filed objections to Delphi’s motion seeking the authority to cease providing health care and life insurance benefits in retirement to salaried employees, retirees, and surviving spouses as of March 31, 2009. Refer to Note 10. Pension and Other Postretirement Benefits for more information.

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

During the first quarter of 2008, Delphi recovered $28 million from an affiliated supplier and recorded it as a reduction of warranty expense. Delphi began experiencing quality issues regarding parts purchased by Delphi’s Thermal Systems segment during the third quarter of 2006 and established warranty reserves of approximately $60 million to cover the cost of various repairs that may be implemented. The reserve has subsequently been adjusted for payments and settlements. As of March 31, 2009 and December 31, 2008, the related reserve was $12 million and $17 million, respectively.

Environmental Matters

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study (the “Feasibility Study”) concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. The Feasibility Study was approved (with modifications) by the EPA on November 25, 2008. On December 11, 2008, Delphi and the other PRPs filed a Notice of Objection and Invocation of Dispute Resolution with the EPA. Delphi and the other PRPs believe that the modifications to the Feasibility Study required by the EPA are not supported by the site assessment information developed to date, and would have the effect of unjustifiably increasing the likelihood of the EPA ultimately selecting excavation as the remedial approach for the Site. The dispute resolution process is pending. In the interim, Delphi and the other PRPs and the EPA are evaluating an additional remedial alternative for inclusion in the Feasibility Study. The additional remedy would involve installation of numerous wells at the Site for removal of liquid wastes. A Record of Decision is expected to be issued in 2009. Although Delphi believes that capping and future monitoring alone would be an appropriate and protective remedy, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of March 31, 2009, Delphi has recorded its best estimate of its share of the remediation based on the removal of liquids remedy. However, if that remedy is not accepted, Delphi’s expenditures for remediation could increase by $11 million to $15 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

Delphi received a Notice of Intent to File Civil Administrative Complaint (“Notice”) from the EPA on May 30, 2008 regarding a June 2007 chlorine gas cylinder leak that occurred at the Saginaw, Michigan Delphi Steering facility. The Notice alleges that Delphi failed to properly notify agency officials about the leak or the presence of chlorine gas at the site, and describes the EPA’s intent to seek approximately $0.1 million in civil penalties relating to the incident. Although Delphi disagreed with certain of the agency’s assertions, Delphi resolved the matter in February 2009 through signing a Consent Agreement and Final Order and paying a civil penalty of $66,887.

As of March 31, 2009 and December 31, 2008, our reserve for environmental investigation and remediation was approximately $103 million (of which $10 million was recorded in accrued liabilities and $93 million was recorded in other long-term liabilities) and $106 million (of which $9 million was recorded in accrued liabilities and $97 million was recorded in other long-term liabilities), respectively. As of March 31, 2009 and December 31, 2008, $93 million and $95 million, respectively, of the reserve related to sites within the U.S. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation. Addressing contamination at various sites, including facilities designated as non-core and slated for closure or sale, is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its March 31, 2009 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as we continue the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At March 31, 2009, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $85 million.

Other

Delphi continues to pursue its transformation plan and continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to recognize additional and possibly material costs or demolition obligations in the future.

Concentrations of Risk

GM is Delphi’s largest customer and accounted for 29% of its total net sales from continuing operations during the three months ended March 31, 2009, and a portion of Delphi’s non-GM sales are to Tier 1 suppliers who ultimately sell its products to GM. GM accounts for 52% of Delphi’s net sales in North America. Delphi’s revenues have been and will continue to be affected by decreases in GM’s business or market share. GM has reported a variety of challenges it is facing, including severe liquidity issues, its relationships with its unions and large shareholders and its cost and pricing structures as further described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Delphi’s other domestic customers are facing similar pressures and challenges as those that GM is facing. Global sales to Ford Motor Company and Chrysler LLC (“Chrysler”) were approximately 7% and 1% of total sales during the three months ended March 31, 2009, respectively. In the accompanying balance sheet, Delphi has approximately $23 million recorded as accounts receivable from Chrysler, which filed for reorganization relief under chapter 11 of the Bankruptcy Code on April 30, 2009. Of this total, Delphi has collected approximately $12 million subsequent to March 31, 2009 and prior to Chrysler’s chapter 11 filing. In addition, Delphi has applied to be a participant in the U.S. government Auto Supplier Support Program relative to certain of its receivables from Chrysler. Of the remaining accounts receivable not collected, through April 30, 2009, approximately $7 million is related to Chrysler entities not encompassed in Chrysler’s chapter 11 filing.

12.	INCOME TAXES

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

As discussed in Note 10. Pension and Other Postretirement Benefits, Delphi recognized a salaried OPEB settlement gain from reorganization of $1,168 million during the three months ended March 31, 2009. As of December 31, 2008, Delphi had disproportionate tax effects in OCI related to the salaried OPEB obligations of a $52 million tax benefit. Delphi eliminated the disproportionate tax effect in OCI related to the salaried OPEB obligations on a pro rata basis based on the amount of the obligation that was settled. Accordingly,

Delphi has recorded a $52 million tax benefit in continuing operations for the three months ended March 31, 2009.

13.	WEIGHTED AVERAGE SHARES

Basic and diluted income (loss) per share amounts were computed using weighted average shares outstanding for each respective period. As a result of the market price of shares as compared to the price associated with outstanding options in the three months ended March 31, 2009 and the losses incurred in the three months ended March 31, 2008, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted income (loss) per share were:

	Three Months
	Ended
	March 31,
	2009	2008
	(in thousands)

Weighted average basic and diluted shares outstanding	564,637	563,646

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months
	Ended
	March 31,
	2009	2008
	(in thousands)

Anti-dilutive securities	46,543	66,696

14.	DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

Derivatives and Hedging Activities

Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for trading purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of March 31, 2009, Delphi has entered into derivate instruments to hedge cash flows extending out to February 2011.

As of March 31, 2009, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

	Quantity	Unit of
Commodity	Hedged	Measure
	(in thousands)

Copper	69,280	pounds
Secondary Aluminum	15,309	pounds
Primary Aluminum	8,488	pounds
Natural Gas	802	MMBTU
Nickel	382	pounds

Foreign Currency	(in millions)

Korean Won	18,534	KRW
Mexican Peso	10,814	MXN
Hungarian Font	5,691	HUF
Japanese Yen	1,168	JPY
Romanian Leu	175	RON
Euro	147	EUR
New Turkish Lira	145	TRY
Polish Zloty	29	PLN
Singapore Dollar	20	SGD
South African Rand	19	ZAR

The Company had additional foreign currency forward contracts that individually amounted to less than $10 million.

As of December 31, 2008, the fair value of derivative financial instruments recorded in the consolidated balance sheets as current assets were $12 million, as current liabilities were $132 million and as non-current liabilities were $36 million. The fair value of derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
		March 31,		March 31,
	Balance Sheet Location	2009	Balance Sheet Location	2009
	(in millions)

Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$63
Foreign currency derivatives	Other Current Assets	1	Accrued Liabilities	79
Foreign currency derivatives*	Accrued Liabilities	12	Other Current Assets	—
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	10
Foreign currency derivatives*	Other Long-Term Liabilities	26	Other Long-Term Liabilities	63

Total derivatives designated as hedging instruments		$39		$215

Derivatives not designated:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$17
Foreign currency derivatives	Other Current Assets	—	Accrued Liabilities	13
Foreign currency derivatives*	Accrued Liabilities	18	Other Current Assets	—
Foreign currency derivatives*	Other Long-Term Liabilities	5	Other Long-Term Liabilities	—

Total derivatives not designated as hedging instruments		$23		$30

*	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with FASB Interpretation No. 39, Offsetting of

Amounts Related to Certain Contracts (An Interpretation of APB Opinion No. 10 and FASB Statement No. 105).

The fair value of the net liability position of Delphi’s financial instruments increased from December 31, 2008 to March 31, 2009 primarily due to the increase in the market price of commodities and the adjustment for non-performance risk.

The effect of derivative financial instruments in the consolidated statement of operations for the three months ended March 31, 2009 is as follows:

Location of Gain
(Loss)
		Location of	Amount of	Recognized in	Amount of Gain
		Loss	Loss	Income	(Loss) Recognized
	Amount of	Reclassified	Reclassified	(Ineffective	in Income
	Loss	from OCI into	from OCI	Portion	(Ineffective
	Recognized in	Income	into Income	Excluded from	Portion Excluded
	OCI (Effective	(Effective	(Effective	Effectiveness	from Effectiveness
	Portion)	Portion)	Portion)	Testing)	Testing)
(in millions)

Designated derivatives instruments:
Commodity derivatives	$(42)	Cost of sales	$(49)	Cost of sales	$—
Foreign currency derivatives	(73)	Cost of sales	(18)	Cost of sales	7

Total	$(115)		$(67)		$7

	Location of	Amount of Gain
	Gain (Loss)	(Loss)
	Recognized in	Recognized in
	Income	Income

Derivatives not designated:
Commodity derivatives	Cost of sales	$(15)
Foreign currency derivatives	Cost of sales	5

Total		$(10)

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses included in accumulated OCI as of March 31, 2009 were $242 million pre-tax. Of this pre-tax total, a loss of approximately $186 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $55 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was an approximate gain of $7 million and $1 million for the three months ended March 31, 2009 and 2008, respectively. The amount included in cost of sales related to the time value of options was not significant in the three months ended March 31, 2009 and 2008.

During the latter part of 2008 and through March 31, 2009, substantial volatility in the commodity and currency markets significantly impacted the price of commodities and foreign currency exchange rates that impact Delphi’s operations. Two of Delphi’s largest exposures, copper and the Mexican Peso to U.S. Dollar exchange rate, experienced substantial volatility during the first quarter of 2009. As a result of the market volatility, Delphi has experienced unrealized losses in its derivative contracts. As of March 31, 2009 and December 31, 2008, Delphi was in a net derivative liability position for its hedging portfolio. As discussed further under Fair Value Measurements below, Delphi’s net derivative liability position was reduced to $184 million as of March 31, 2009 and to $168 million as of December 31, 2008. As a result of the net liability position for its hedging portfolio as of March 31, 2009, Delphi’s borrowing base computation in effect at March 31, 2009, as further described in Note 8. Debt, included a deduction from its borrowing base of $249 million.

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

Fair Value Measurements

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

As of March 31, 2009 and December 31, 2008, Delphi was in a net derivative liability position. As a result of Delphi’s chapter 11 proceedings, CDS rates are currently not available for Delphi debt. As a result, Delphi obtained estimates of trading levels for its debt from investment banks as well as CDS rates for similarly situated entities to apply to its net derivative liability position for non-performance risk. The adjustment for non-performance risk reduced Delphi’s net derivative liability position as of March 31, 2009 by $140 million to $184 million and as of December 31, 2008 by $296 million to $168 million. The reduction to the net derivative liability as of March 31, 2009 resulted in a decrease to pre-tax earnings of $5 million, recorded as an increase to cost of sales. The remaining adjustment amount of $135 million is reflected within equity as a component of OCI as it related to derivative financial instruments that qualify as hedges. There was no material adjustment for non-performance risk related to derivative assets as of March 31, 2009 or December 31, 2008 as Delphi’s net derivative asset position at March 31, 2009 and December 31, 2008 related to exposures with counterparties with investment grade credit ratings.

As of March 31, 2009 and December 31, 2008, Delphi had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(in millions)

As of March 31, 2009:
Available for sale securities	$22	$16	$6	$—
Foreign currency derivatives	1	—	—	1

Total	$23	$16	$6	$1

As of December 31, 2008:
Available for sale securities	$32	$23	$9	$—
Foreign currency derivatives	12	—	—	12

Total	$44	$23	$9	$12

As of March 31, 2009 and December 31, 2008, Delphi had the following liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(in millions)

As of March 31, 2009:
Commodity derivatives	$90	$—	$—	$90
Foreign currency derivatives	94	—	—	94

Total	$184	$—	$—	$184

As of December 31, 2008:
Commodity derivatives	$99	$—	$—	$99
Foreign currency derivatives	69	—	—	69

Total	$168	$—	$—	$168

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2009.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3):
						Changes to
		Total				Unrealized
		Realized/		Net Transfers		Gains/
	Fair Value	Unrealized		Into/	Fair Value	(Losses) on
	January 1,	Gains/	Net	(Out of)	March 31,	Instruments
	2009	(Losses)	Settlements	Level 3	2009	Still Held
	(in millions)

Commodity and foreign currency derivatives	$(156)	$(115)	$88	$—	$(183)	$(96)

Total Level 3 Fair Value	$(156)	$(115)	$88	$—	$(183)	$(96)

15.	DISCONTINUED OPERATIONS

The Court approval of Delphi’s plan to dispose of the Steering Business and the Interiors and Closures Business triggered held for sale accounting under SFAS 144 in 2007.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Pursuant to the Amended MRA, GM has agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. On March 3, 2009, Delphi and Platinum reached an agreement under which the Purchase Agreement was terminated (the “Termination Agreement”) and Delphi and GM reached an agreement (the “Option Exercise Agreement”), subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM will exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to purchase the Steering Business free and clear of all liens and encumbrances other than certain permitted encumbrances (the “Steering Purchase”). GM has agreed to guaranty the payment and performance of its wholly-owned subsidiary’s obligations under the definitive transaction agreements to be entered into pursuant to the Option Exercise Agreement.

The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed to by GM and Delphi. Delphi agreed to use its reasonable best efforts to obtain Court approval of the Option Exercise Agreement on or before March 24, 2009, and Delphi and GM agreed to use their reasonable best efforts to obtain Court approval of the Steering Purchase and assignment and assumption of contracts on or before April 23, 2009 and to close the Steering Purchase on or before April 30, 2009. For a detailed description of the terms of the Option Exercise Agreement refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On March 23, 2009 GM received a written notice from the U.S. Treasury objecting to GM’s entry into the Option Exercise Agreement. In its notice, the U.S. Treasury stated that it would reconsider such objection upon further review of the proposal. In order to provide the U.S. Treasury with additional time to consider the option to purchase the Steering Business, Delphi adjourned the Court hearing seeking approval of agreement until May 21, 2009. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, discussions on a Term Sheet continue and it is anticipated that such discussions will include a final resolution regarding the Steering Business and other Delphi non-core manufacturing facilities and product lines.

On September 30, 2008, in conjunction with the effectiveness of the Amended MRA, Delphi received and recorded as a deferred liability a $210 million advance on working capital recovery from GM related to the Steering Business. During the three months ended March 31, 2009 and 2008, Delphi recorded income of $31 million, net of tax, and a loss of $77 million, net of tax, respectively, due to the results of operations and adjustment of assets held for sale to fair value of the Steering Business.

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

The Interiors and Closures Business, through the date of the sale, and the Steering Business are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for the three months ended March 31, 2009 and 2008. The assets and liabilities of the Steering Business are reported in assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2009 and December 31, 2008.

Results of Discontinued Operations

The results of the discontinued operations are summarized as follows:

	Three Months
	Ended
	March 31,
	2009	2008
	(in millions)

Sales:
Steering Business	$358	$569
Interiors and Closures Business	—	241

Total sales	$358	$810

Income (loss) before income taxes (including loss attributable to noncontrolling interest and equity income, net of tax)	$33	$(55)
Provision for income taxes	(2)	(4)

Income (loss) from discontinued operations	$31	$(59)

Steering Business	31	(77)
Interiors and Closures Business	—	18

Assets and liabilities of the Steering Business are summarized as follows:

	March 31,	December 31,
	2009	2008
	(in millions)

Current assets:
Cash	$20	$20
Accounts receivable	328	299
Inventory	158	152
Other current assets	23	24
Long-term assets	22	2

Assets held for sale	$551	$497

Current liabilities:
Short-term debt	$37	$30
Accounts payable	176	174
Accrued liabilities	94	68
Other long-term liabilities	21	21

Liabilities held for sale	$328	$293

Cash flows from operating activities for discontinued operations are summarized as follows:

	Three Months
	Ended
	March 31,
	2009	2008
	(in millions)

(Gain) charge related to assets held for sale	$(20)	$7
Pension and other postretirement benefit expenses	1	11
U.S. employee workforce transition program charges	—	1
Changes in net operating assets	19	35

Total	$—	$54

Steering Business	—	24
Interiors and Closures Business	—	30

16.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Three Months
	Ended
	March 31,
	2009	2008
	(in millions)

Interest income	$3	$13
Other, net	6	6

Other income, net	$9	$19

17.	ACQUISITIONS AND DIVESTITURES

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

North American Brake Product Asset Sale — On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan; Spring Hill, Tennessee; Oshawa, Ontario, Canada; and Saltillo, Mexico facilities. The 2007 annual revenues for North American Brake Components were $568 million. The sale occurred in the first quarter of 2008 and resulted in a gain of $5 million, which was recorded as a reduction to cost of sales. Additionally, Delphi received proceeds from this sale of approximately $38 million during the first quarter of 2008.

Global Suspension and Brakes Business Sale — On March 31, 2009, Delphi announced that it had entered into an asset sale and purchase agreement with BeijingWest Industries Co., Ltd. for the sale of Delphi’s remaining chassis business, the global suspension and brakes business, whereby Beijing West Industries Co., Ltd. will acquire machinery and equipment, intellectual property and certain real property. The carrying value of the net assets to be sold approximates $100 million as of March 31, 2009. Certain customer and supplier contracts will also be assumed and/or assigned to BeijingWest Industries Co., Ltd. Delphi filed a motion with the Court on March 31, 2009 requesting a hearing on April 23, 2009, to approve bidding procedures, and a hearing on May 21, 2009, to authorize and approve the sale of the assets. The Court approved bidding procedures for the sale of these assets on April 23, 2009 which will result in held for sale accounting under SFAS 144 in the second quarter of 2009. Delphi expects the hearing to proceed on May 21, 2009 and the closing of the sale to occur during the fourth quarter of 2009.

Powertrain Systems Segment

Global Exhaust Business Sale — On June 27, 2008, the Debtors announced their intention to sell Delphi’s global exhaust business relating to the design and manufacture of the exhaust system front exhaust module including catalytic converters and exhaust manifolds (the “Exhaust Business”). On December 17, 2008, Delphi received approval from the Court for the sale of assets related to the Exhaust Business to Bienes Turgon S.A. de C.V. (“Bienes Turgon”) for $17 million (subject to adjustments). The Exhaust Business revenues for 2008 were approximately $317 million. On April 30, 2009, Delphi finalized the sale of the assets and shares related to the Company’s global exhaust business in Blonie, Poland; Clayton, Australia; Port Elizabeth, South Africa; joint venture interests in Monterrey, Mexico; technical centers in Auburn Hills, Michigan; and Bascharage, Luxembourg. As part of this transaction, the sale of assets to Bienes Turgon from the remaining two locations (Gurgaon, India and Shanghai, China) is expected to close during the second half of 2009, and Delphi recognized a charge of $14 million in cost of sales during the fourth quarter of 2008 and a reduction of $1 million in cost of sales during the first quarter of 2009 related to the assets held for sale of the Exhaust Business. Although Delphi is divesting its Exhaust Business, the Company intends to continue to provide full engine management systems, including air and fuel management, and combustion and valve-train technology.

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

Electronics and Safety Segment

Held-For-Sale Gain — In 2008, Delphi made the decision to divest a certain manufacturing business in Germany. Based on an estimate of anticipated proceeds, Delphi recognized a charge of $13 million, included in cost of sales, in the fourth quarter of 2008 and recognized a gain of $1 million during the first quarter of 2009 related to the assets held for sale. The divestiture is expected to occur during 2009.

18.	SEGMENT REPORTING

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as the Automotive Holdings Group, consisting of business operations to be sold or wound down. An overview of Delphi’s reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	Corporate and Other, which includes the Product and Service Solutions business which is comprised of independent aftermarket, diesel aftermarket, original equipment service and medical systems, in addition to the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, and the elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs.

Delphi also has non-core steering and halfshaft product lines and interiors and closures product lines that are reported in discontinued operations. Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line was part of the Automotive Holdings Group segment. Refer to Note 15. Discontinued Operations for more information.

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

Included below are sales and operating data for Delphi’s segments for the three months ended March 31, 2009 and 2008.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended:
March 31, 2009
Net sales to GM and affiliates	$164	$155	$193	$124	$23	$75	$734
Net sales to other customers	351	413	608	146	93	180	1,791
Inter-segment net sales	21	67	23	16	8	(135)	—

Total net sales	$536	$635	$824	$286	$124	$120	$2,525

Depreciation and amortization	$48	$49	$47	$16	$2	$10	$172
Operating (loss) income	$(160)	$(139)	$(178)	$(43)	$(15)	$1	$(534)
OIBDAR	$(91)	$(80)	$(97)	$(25)	$(5)	$7	$(291)
Equity (loss) income	$(4)	$(3)	$1	$—	$(1)	$(1)	$(8)
Net income attributable to noncontrolling interest	$—	$1	$1	$2	$—	$—	$4
March 31, 2008
Net sales to GM and affiliates	$349	$308	$403	$296	$195	$90	$1,641
Net sales to other customers	818	866	1,137	251	280	259	3,611
Inter-segment net sales	48	109	44	27	42	(270)	—

Total net sales	$1,215	$1,283	$1,584	$574	$517	$79	$5,252

Depreciation and amortization	$64	$68	$45	$15	$14	$16	$222
Operating (loss) income	$(80)	$(13)	$(6)	$26	$(70)	$(124)	$(267)
OIBDAR	$27	$62	$60	$45	$30	$(70)	$154
Equity income	$—	$4	$3	$2	$(1)	$3	$11
Net income attributable to noncontrolling interest	$—	$6	$4	$1	$—	$1	$12

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

The calculation of OIBDAR, as derived from operating income, is as follows for the three months ended March 31, 2009 and 2008:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended
March 31, 2009:
Operating income (loss)	$(160)	$(139)	$(178)	$(43)	$(15)	$1	$(534)
Depreciation and amortization	48	49	47	16	2	10	172
Transformation and rationalization charges:
Employee termination benefits and other exit costs	17	5	32	2	9	(6)	59
Other transformation and rationalization costs	4	5	2	—	(1)	(1)	9
Discontinued operations	—	—	—	—	—	3	3

OIBDAR	$(91)	$(80)	$(97)	$(25)	$(5)	$7	$(291)

Other transformation and rationalization costs for the three months ended March 31, 2009 primarily includes $12 million of workers compensation liabilities assumed by GM. These costs were offset by approximately $7 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended
March 31, 2008:
Operating income (loss)	$(80)	$(13)	$(6)	$26	$(70)	$(124)	$(267)
Depreciation and amortization	64	68	45	15	14	16	222
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	36	36
Employee termination benefits and other exit costs	28	4	13	3	43	—	91
Loss on divestitures	—	—	—	—	30	—	30
Other transformation and rationalization costs	15	3	8	1	5	27	59
Discontinued operations	—	—	—	—	8	(25)	(17)

OIBDAR	$27	$62	$60	$45	$30	$(70)	$154

Other transformation and rationalization costs for the three months ended March 31, 2008 primarily includes approximately $21 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives; and approximately $16 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group

19.	SUBSEQUENT EVENTS

Certain events have occurred subsequent to March 31, 2009 that do not impact the reported balances or results of operations as of that date, but are material to the Company’s ongoing operations. These events are listed below.

Anaheim Land Sale

On April 20, 2009, Delphi closed on the sale of a parcel of land located in the City of Anaheim, County of Orange, California to Birtcher Anaheim Magnolia Avenue LLC (the “Buyer”), and received proceeds of $20 million. The sale is expected to result in a gain of approximately $16 million in the second quarter of 2009.

Accommodation Agreement

On April 2, 2009, the Court approved on an interim basis the Second Amendment entered into on March 31, 2009, as supplemented by certain further modifications to the Accommodation Agreement and the Amended and Restated DIP Credit Facility by the Supplemental Amendment, subject to requisite lender approval of those modifications. On April 3, 2009, the requisite approval of the lenders was obtained. On April 3, 2009, Delphi entered into the First Supplement. On April 22, 2009, Delphi entered into a further supplement (the “Second Supplement”) to the Second Amendment. The Second Supplement received the required lender consent and was immediately effective, however, it was subject to certain post-closing conditions. On April 23, 2009, the Court approved on a final basis the Second Amendment as supplemented by the First Supplement and Second Supplement (the “Supplemental Amendment”). On May 7, 2009 Delphi entered into a further amendment (the “Third Amendment”) to the Accommodation Agreement, which further extended certain milestones dates in the Accommodation Agreement. Refer to Note 8. Debt for further information on the conditions of the Supplemental Amendment.

20.	DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. As approved by the Court on January 25, 2008, the Debtors sold investments in non-Debtor affiliates in the amount of $1.4 billion to a non-Debtor affiliate and received a note receivable from non-Debtor affiliates. During the three months ended March 31, 2009 and 2008, the Debtors did not receive dividends from non-Debtor affiliates. Dividends from non-Debtor affiliates are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore would be recorded in equity income from non-Debtor affiliates, net of tax.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the six months ended June 30, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi will be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. At March 31, 2009 and December 31, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on October 3, 2008, Delphi filed modifications to its confirmed plan of reorganization that, if approved by the Court, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Accordingly, Delphi anticipates that it will be relieved of this liability if and when the modifications are approved.

Income Tax Benefit — Delphi recorded income tax benefit of $52 million and income tax expense of $3 million for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, Delphi recognized $52 million tax benefit in continuing operations related to the elimination of the disproportionate tax effects in OCI related to the salaried OPEB obligation which was settled during the same period

Assets — Other current assets consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Taxes other than income	$10	$10
Prepaid insurance and other expenses	64	70
Deposits to vendors	34	36
Debt issuance costs	37	56
Other	15	32

Total	$160	$204

Other long-term assets consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Long-term notes receivable	$19	$21
Income taxes receivable	45	45
Goodwill	37	37
Intangible assets	16	18
Deferred charges	10	10
Other investments	16	22
Other	74	67

Total	$217	$220

Liabilities — Accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Payroll related obligations	$38	$39
Employee benefits, including current pension obligations	80	84
Taxes other than income	33	36
Warranty obligations	74	74
U.S. employee workforce transition program	105	115
Employee termination benefits and other exit costs	80	81
Interest on prepetition claims	415	415
Working capital backstop — Steering Business	210	210
Other	182	264

Total	$1,217	$1,318

Employee benefit and other consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)

Workers compensation	$311	$325
Environmental	86	90
Extended disability benefits	61	60
Warranty	116	130
Other long-term debt	19	20
Other	130	131

Total	$723	$756

Assets Held for Sale — The assets held for sale by the Debtors at March 31, 2009 and December 31, 2008 include the net assets held for sale of the non-Debtor affiliates of $430 million and $263 million, respectively, which was reclassified from investments in non-Debtor affiliates. During the three months ended March 31, 2009 and 2008, the Debtor assets held for sale were revalued based on the expected proceeds, resulting in a gain related to the assets held for sale of $20 million and a loss of $7 million, respectively.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months
	Ended
	March 31
	2009	2008
	(in millions)

Net sales	$1,029	$2,328
Operating expenses:
Cost of sales, excluding items listed below	1,268	2,489
Depreciation and amortization	83	115
Selling, general and administrative	132	225

Total operating expenses	1,483	2,829

Operating loss	(454)	(501)
Interest expense (contractual interest expense for the three months ended March 31, 2009 and 2008 was $161 million and $113 million, respectively)	(131)	(95)
Other expense, net	(4)	—
Reorganization items, net	1,159	(100)

Income (loss) from continuing operations before income tax expense and equity income	570	(696)
Income tax benefit (expense)	52	(3)

Income (loss) from continuing operations before equity income	622	(699)
Equity (loss) income from non-consolidated affiliates, net of tax	(7)	7

Income (loss) from continuing operations before discontinued operations and equity income from non-Debtor affiliates	615	(692)
Income (loss) from discontinued operations, net of tax	25	(82)
Equity (loss) income from non-Debtor affiliates, net of tax	(88)	185

Net income (loss)	552	(589)
Net income (loss) attributable to noncontrolling interest	—	—

Net income (loss) attributable to Delphi	$552	$(589)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$61	$231
Restricted cash	410	355
Accounts receivable, net:
General Motors and affiliates	523	670
Other third parties	336	385
Non-Debtor affiliates	253	249
Notes receivable from non-Debtor affiliates	97	77
Inventories, net	471	493
Other current assets	160	204
Assets held for sale	485	333

Total current assets	2,796	2,997
Long-term assets:
Property, net	1,165	1,182
Investments in affiliates	229	251
Investments in non-Debtor affiliates	752	1,104
Notes receivable from non-Debtor affiliates	1,429	1,429
Other long-term assets	217	220

Total long-term assets	3,792	4,186

Total assets	$6,588	$7,183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$3,942	$3,635
Accounts payable	473	551
Accounts payable to non-Debtor affiliates	486	535
Accrued liabilities	1,217	1,318
Liabilities held for sale	262	149

Total current liabilities	6,380	6,188
Long-term liabilities not subject to compromise:
Employee benefits and other	723	756

Total long-term liabilities	723	756
Liabilities subject to compromise	13,516	14,664

Total liabilities	20,619	21,608

Stockholders’ deficit:
Total Delphi stockholders’ deficit	(14,031)	(14,425)
Noncontrolling interest	—	—

Total stockholders’ deficit	(14,031)	(14,425)

Total liabilities and stockholders’ deficit	$6,588	$7,183

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(369)	$(555)
Cash flows from investing activities:
Capital expenditures	(45)	(105)
Proceeds from sale of property	4	11
Proceeds from divestitures	1	85
Decrease (increase) in restricted cash	(55)	—
Proceeds from notes receivable from non-Debtor affiliates	—	100
Other, net	5	(12)
Discontinued operations	(1)	(38)

Net cash (used in) provided by investing activities	(91)	41

Cash flows from financing activities:
Net repayments of borrowings under amended and restated debtor-in-possession facility	(146)	—
Net borrowings under refinanced debtor-in-possession facility	—	452
Repayments of borrowings under other debt agreements	(1)	(4)
Issuance costs related to the Accommodation Agreement	(16)	—
Net borrowings under GM liquidity support agreements	453	—

Net cash provided by financing activities	290	448

Decrease in cash and cash equivalents	(170)	(66)
Cash and cash equivalents at beginning of period	231	113

Cash and cash equivalents at end of period	$61	$47

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary of Business

Delphi Corporation is a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology. In addition, our technologies are present in communication, computer, energy and medical applications. We operate in extremely competitive markets. Our customers select us based upon numerous factors, including technology, quality, delivery and price. Our efforts to generate new business do not immediately affect our financial results, because supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. As a result, business that we win in 2009 will generally not impact our financial results until 2011 or beyond.

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

Accordingly, to transform and preserve the value of the Company, which required resolution of existing legacy liabilities and the resulting high cost of U.S. operations, on October 8, 2005 (the “Petition Date”), Delphi and certain of its U.S. subsidiaries (the “Initial Filers”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and on October 14, 2005, three additional U.S. subsidiaries of Delphi (together with the Initial Filers, collectively, the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code (collectively, the Debtors’ October 8, 2005 and October 14, 2005 filings are referred to herein as the “Chapter 11 Filings”) in the Court. The Court is jointly administering these cases as “In re Delphi Corporation, et al., Case No. 05-44481 (RDD).” Although we have accomplished many of our transformation objectives, we have not been able to access the necessary emergence capital to emerge from chapter 11. We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Delphi’s non-U.S. subsidiaries were not included in the Chapter 11 Filings, continue their business operations without supervision from the Court and are not subject to the requirements of the Bankruptcy Code.

Substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continues comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the modified plan or other economic distribution in connection with another resolution of Delphi’s chapter 11 cases, will be substantially below previously contemplated valuation ranges included in the proposed Plan and subsequent proposed modifications to the Plan filed with the Court in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility.

To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in consumer trends and market conditions. The Accommodation Agreement and support from GM coupled with savings realized as a result of significant cost cutting and cash conservation measures implemented by Delphi globally have provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into May 2009 as it continued discussions with its stakeholders on proposed modifications to the Plan or another consensual resolution of Delphi’s chapter 11 cases. Delphi, GM and the United States Treasury are continuing to discuss the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases. As part of the ongoing discussions, the parties are considering further amendments to the Amended MRA and Amended GSA, which may include among other things, a sale of one or more U.S. manufacturing sites to GM. Refer to “Elements of Transformation Plan” below. Until such time as the Term Sheet is agreed upon and even assuming that the Term Sheet comprehends additional liquidity, liquidity is expected to remain constrained through the remainder of the year and Delphi must continue implementing and executing its cash savings initiatives to preserve liquidity in this very difficult economic environment. Additionally, there can be no assurances that the Term Sheet or Delphi’s initiatives will be sufficient to compensate for the liquidity shortfall anticipated as a result of the announced customer production cuts (refer to Item 1A. Risk Factors in the Quarterly Report on Form 10-Q).

We anticipate dramatically lower production volumes throughout the second and third quarters of 2009 given the recently announced production shutdowns by both GM and Chrysler, which will likely result in significantly lower receivables, earnings and a subsequent reduction in cash flow toward the beginning of the third quarter. There can be no assurances, particularly given the current constraints in the credit markets, that we will be able to maintain access to existing financing sources or secure additional financing as necessary to supplement the loss in liquidity resulting from such dramatically lower volumes. We must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. However, there can be no assurances that such initiatives will be able to offset the impact of a prolonged shut down and that we will not require supplemental liquidity even beyond any contemplated by the Term Sheet. The failure to secure adequate supplemental liquidity will put increased stress on our ability to continue to fund our North American operations, benefit from any recovery of volumes when GM, Chrysler and other customers restart manufacturing operations and may hinder our ability to remain compliant with the financial covenants in our Accommodation Agreement. We may need to sharply curtail operations, including the temporary or permanent shutdown of one or more operations in North America to remain in compliance and if we cannot remain in compliance, even with such actions, our lenders under the Amended and Restated DIP Credit Facility may seek to foreclose upon substantially all of our assets and proceed toward a sale or liquidation. Refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to obtain approval of necessary modifications to the Plan that recognize the existing market conditions, or there is another consensual resolution of Delphi’s chapter 11 cases. Moreover, the continued forbearance by Delphi’s lenders under the DIP financing and the effectiveness of any revised plan of reorganization are subject to a number of conditions, including the entry of certain orders by the Court and, with respect to the effectiveness of a plan, the obtaining of necessary emergence capital. There can be no assurances that such emergence capital will be obtained (or, if obtained, the terms thereof) or such other conditions will be satisfied. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by a company’s equity security holders and certain classes of creditors and notwithstanding the fact that such equity security holders and such classes of creditors do not receive or retain any property under the plan on account of their equity or creditor interests. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

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

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). Pursuant to the Amended GSA, the 414(l) Net Liability Transfer is to occur in two separate steps with the first step sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $0.5 billion from the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The First Pension Transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”) in the third quarter of 2008, and the obligations of the Hourly Plan were remeasured prior to the transfer occurring.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”), will occur upon the effectiveness of an amended plan of reorganization that (i) provides for the treatment of GM’s claims and releases as set forth in the Amended GSA, including the delivery of preferred stock to satisfy GM’s allowed administrative claim as described below, and (ii) contains interpretive provisions required by the Amended GSA regarding conflicts between such a plan and the Amended GSA. Due to the effectiveness of the Second Pension Transfer being contingent upon Delphi’s emergence from chapter 11, it does not meet the criteria for settlement accounting as of March 31, 2009. Delphi will continue to account for the remaining pension liability under Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, until such time that it is settled, which is currently anticipated to be upon emergence from chapter 11.

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

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the administrative transfer date of February 1, 2009 was accounted for as a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, in the third quarter of 2008. During the first quarter of 2009, GM funded an additional $25 million of OPEB payments made to the hourly workforce, of which $19 million was reimbursement for amounts paid by Delphi during the quarter prior to the administrative transfer and $6 million was applied to the receivable from GM at December 31, 2008. Refer to Note 10. Pensions and Other Postretirement Benefits to the consolidated financial statements for further information.

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

With respect to GM’s claims in the Company’s chapter 11 cases, GM under the Amended GSA has agreed to a general unsecured claim of $2.5 billion, primarily for OPEB and special attrition programs for the U.S. hourly workforce, and to subordinate its recovery on such claim until other general unsecured creditors (other than holders of claims arising from Delphi’s trust preferred securities) have achieved a recovery of 20% of the allowed amount of their claims. Once Delphi’s other general unsecured creditors have received a distribution of 20% of the allowed amount of their claims, if there is any remaining value to be distributed, GM would receive a distribution on its general unsecured claim until it has received a 20% distribution on such claim amount. Once GM has received a 20% distribution on its general unsecured claim, and if there is any remaining value to be distributed, any additional distributions would be shared ratably between GM and Delphi’s other general unsecured creditors.

On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court, which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the revised plan or other economic distribution in connection with another resolution of Delphi’s chapter 11 cases, will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. Accordingly, we believe it is likely that (i) we will not be able to satisfy all the conditions for the receipt by GM of the preferred stock or that the economic value of reorganized Delphi will exceed $7.13 billion and (ii) GM will not receive a distribution on account of its general unsecured claim. However, if there are distributions, pursuant to the Amended GSA, 50% of all distributions, that would otherwise be made to GM on account of its administrative claim would be made to holders of general unsecured claims until such holders have received distributions on account of their general unsubordinated unsecured claims equal in value of up to $300 million. As part of the May 21, 2009 milestone under the Accommodation Agreement requiring Delphi to submit the Term Sheet, Delphi is continuing discussions on proposed modifications to the Plan, and further amendments to the Amended GSA and Amended MRA and expects that the Term Sheet will include agreement on sources of supplemental liquidity to enable Delphi to continue financing its operations until such time as the transactions in the Term Sheet can be implemented and Delphi is able to emerge from chapter 11 or another consensual resolution of Delphi’s chapter 11 cases is reached. However, as discussions are ongoing, we can provide no assurances that this will be the case.

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

Special Attrition Programs — Previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. As of March 31, 2009 and December 31, 2008, Delphi’s receivable from GM related to the funding of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) buydown arrangements under the 2007 U.S. hourly workforce special attrition programs was $68 million. Refer to Note 9. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Master Restructuring Agreement — The Amended MRA is intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of a modified plan of reorganization. GM’s obligations under the Amended MRA are not subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy UAW employees would survive any such termination). As part of the ongoing discussions among Delphi, the United States Treasury and GM regarding GM’s overall contribution to the resolution of Delphi’s chapter 11 cases, the parties are considering further amendments to the Amended MRA and Amended GSA, which may include, among other things, a sale of one or more U.S. manufacturing sites to GM. Any payment that GM would make for such sites would likely be in lieu of GM’s previously agreed upon support for Delphi, such as the production cash burn breakeven and labor subsidy payments referred to below.

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with an annual Keep Site Facilitation Fee of $110 million in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, which, consistent with Delphi’s policy, will be recognized in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates. On March 31, 2009, Delphi received its first quarterly installment of the annual Keep Site Facilitation Fee of $27.5 million, of which approximately $25 million was recorded as revenue and approximately $3 million was recorded as a deferred liability.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, the labor subsidy amounts received by Delphi are recorded as a reduction of cost of sales in the period receivable from GM. During the first quarter of 2009, Delphi received a $38 million reimbursement from GM of hourly labor costs in excess of $26 per hour, which was recorded as a reduction to cost of sales.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM is providing operating cash flow breakeven support, or production cash burn breakeven (“PCBB”) from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. Future PCBB reimbursement, including capital spending, received from GM will be recognized contemporaneously as incurred, and will be treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate. During the first quarter of 2009, Delphi received $56 million PCBB reimbursement from GM which was recorded in income from discontinued operations. An additional $24 million was recorded as a receivable from GM as of March 31, 2009, of which $23 million was recorded in discontinued operations and $1 million was recorded as a reduction to cost of sales during the first quarter of 2009.

Working Capital Backstop — Steering Business — GM agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. This payment is recorded as a deferred liability as of March 31, 2009. The Steering Business is reported as discontinued operations, refer to Note 15. Discontinued Operations to the consolidated financial statements for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM agreed to reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi recognizes future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments. During the first quarter of 2009, Delphi received reimbursement of $3 million and an additional $7 million is recorded as a receivable from GM as of March 31, 2009, for a total reduction to cost of sales of $10 million.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a modified chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. As these conditions have not yet occurred, the provisions of this program are not yet effective, and there was no financial impact for this matter in the first quarter of 2009 or 2008. The accelerated payments are expected to result in an increase in cash and a reduction in accounts receivable and will have no impact on the statement of operations.

The following table details changes during the three months ended March 31, 2009 in the GM and affiliates accounts receivable balance attributable to the Amended GSA and the Amended MRA, recorded in GM and affiliates accounts receivable in the accompanying consolidated balance sheet at March 31, 2009 and December 31, 2008:

Amended GSA and Amended MRA — GM Accounts Receivable
(in millions)

Balance at December 31, 2008	$141
GM obligations recognized	175
Payments received from GM	(150)

Balance at March 31, 2009	$166

As of March 31, 2009, $130 million of the Amended GSA and Amended MRA accounts receivable was included in accounts receivable from General Motors and affiliates and $36 million was included in assets held for sale on the condensed combined debtors-in-possession balance sheet.

The following table details the GM obligations recognized during the three months ended March 31, 2009:

GM Obligations Recognized January 1, 2009 — March 31, 2009
(in millions)

Amount recognized in pre-tax earnings	$74
Amount recognized in discontinued operations	79
Amount of pass-through OPEB reimbursement	19
Amount recognized in deferred liability	3

Total	$175

Pensions — Devise a workable solution to the current pension funding situation.

Since entering chapter 11, Delphi had generally limited its contributions to the Hourly Plan, the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan (together, the “Pension Plans”) to “normal cost” contributions, which are less than the minimum funding requirements established by the IRC and ERISA. Following the Court’s approval of the Hourly and Salaried Pension Program Modification Motion on September 23, 2008, the Salaried Plan, the Mechatronic Plan, the ASEC Plan, and the PHI Non-Bargaining Plan were frozen effective September 30, 2008. The Hourly Plan was frozen on November 30, 2008. By freezing the Pension Plans, Delphi halted the accrual of normal cost payments going forward thereby preserving liquidity.

Pursuant to the pertinent terms of certain pension funding waivers secured from the Internal Revenue Service (“IRS”) in 2006 and 2007, Delphi provided to the Pension Benefit Guaranty Corporation (“PBGC”) letters of credit in favor of the Hourly and Salaried Plans in the amount of $122.5 million to support funding obligations under the Hourly Plan and $50 million to support funding obligations under the Salaried Plan. Due to the expiration of the waivers, the PBGC drew against the $172.5 million of letters of credit in favor of the Hourly and Salaried Plans on May 16, 2008. The cash proceeds from the letters of credit were deposited into the Hourly and Salaried Plans and initially recognized as Delphi funding contributions to the respective plans for the plan year ended September 30, 2008. However, on January 16, 2009, Delphi filed amended Forms 5500 (Annual Return Report of Employee Benefit Plan) with the IRS that applied all contributions made to the Hourly and Salaried Plans in 2008, including the proceeds from the letters of credit, back to the plan year ended September 30, 2007. This contribution carry back, together with the September 29, 2008 414(l) Net Liability Transfer discussed below, had the effect that no contributions were due under the Hourly Plan for the plan year ended September 30, 2008.

Approximately $56 million remains due as a minimum funding contribution under the Salaried Plan for the plan year ended September 30, 2008, and approximately $13 million remains due as minimum funding contribution under the Delphi Mechatronics Retirement Program, the ASEC Manufacturing Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan for the plan year ended December 31, 2008. As permitted under the Employee Retirement Income Security Act (“ERISA”) and the U.S. Internal Revenue Code (the “Code”), Delphi elected to defer the contribution necessary to satisfy this remaining obligation until no later than the due date for minimum contributions, which is June 15, 2009 for the Salaried Plan and September 15, 2009 for the subsidiary plans. On December 15, 2008, Delphi applied to the IRS for a waiver of the minimum funding contribution of approximately $56 million to the Salaried Plan for the plan year ended September 30, 2008, and permission to instead amortize amounts due in over future plan years. That application remains pending.

As reflected above, Delphi has not made certain minimum required contributions to the Pension Plans and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million and $226 million for plan years ended September 30, 2006 and September 30, 2007, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. However, because the 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008, exposure to the 100% excise tax related to the Delphi Hourly Plan has been eliminated for the plan year ended September 30, 2008. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure to date could approximate $383 million, plus interest and penalties, which could be substantial. In addition, if the IRS does not agree to waive the minimum required funding contribution under the Salaried Plan for the plan year ended September 30, 2008, the IRS may assess an additional excise tax of approximately $6 million if Delphi does not remit $56 million to the Salaried Plan by June 15, 2009. Additional excise taxes could be assessed with respect to the subsidiary plans if the minimum required contributions to those plans for the plan year ended December 31, 2008, are not remitted by September 15, 2009. To the extent not promptly paid by Delphi, any such excise tax assessments might be increased to 100% of any Salaried Plan and subsidiary plan contributions considered by the IRS to be due and unpaid.

Although the IRS has asserted certain of the excise tax assessments described above and might seek to assess additional excise taxes, plus interest and penalties, related to the Pension Plans, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of March 31, 2009, no amounts have been recorded for any potential excise tax assessment.

If the Company emerges from chapter 11 as contemplated by the Amended GSA and the Amended MRA, then completing the second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA, and it appears unlikely at this time that such conditions will be met. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations. In addition, we still maintain responsibility for and need to meet U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees and certain subsidiary employees. We may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, and the funded status of the Pension Plans at the date of emergence. Refer to Note 10. Pension and Other Postretirement Benefits to the consolidated financial statements for further information.

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

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 9. U.S. Employee Workforce Transition Programs to the consolidated financial statements for more information.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with Delphi’s new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. In connection with the Company’s continuous evaluation of its product portfolio, in 2008, Delphi determined that the global exhaust business no longer fit within the Company’s future product portfolio. With the exception of the catalyst and global exhaust product lines, included in the Powertrain Systems segment, and the steering and halfshaft product lines and interiors and closures product lines, included in discontinued operations, the Company’s non-core product lines are included in the Company’s Automotive Holdings Group segment, refer to Note 18. Segment Reporting to the consolidated financial statements.

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

In April 2009, Delphi received Court approval of bidding procedures for the sale of the remaining global suspension and brakes business. Refer to Note 17. Acquisitions and Divestitures to the consolidated financial statements for more information.

Costs recorded in the three months ended March 31, 2009 and 2008 related to the transformation plan for non-core product lines include employee termination benefits and other exit costs and U.S. employee workforce transition program charges.

	For the Three
	Months Ended
	March 31,
	2009	2008
	(in millions)

Employee termination benefits and other exit costs	$49	$126
U.S. employee workforce transition program charges	—	37

Total	$49	$163

Core product lines	57	84
Non-core product lines	2	43
Discontinued operations	(10)	36

Cost Structure — Transform the salaried workforce and reduce general and administrative expenses to ensure that the organizational and cost structure is competitive and aligned with Delphi’s product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in pursuit of its transformation objective to reduce selling, general and administrative expenses. These initiatives include changing the model for delivery of financial services, information technology and certain sales administration activities; as well as the reduction of the global salaried workforce by leveraging attrition and using salaried separation plans, and the realignment of certain salaried benefit programs with business conditions. While the continually challenging economic environment persists, further restructuring initiatives continue to be required. Delphi has implemented a number of cash conservation measures, including a short-term salaried layoff plan, the suspension of 2009 pay increases and annual incentive payments for eligible employees, the cessation of health care and life insurance benefits in retirement to salaried employees and retirees effective March 31, 2009 (refer to Note 10. Pension and Other Postretirement Benefits to the consolidated financial statements), a decrease in salaried severance payments and the elimination of salaried flex payments in 2009. Delphi continues to reduce other structural costs to further align itself with the current and projected volume outlook.

Equity Purchase and Commitment Agreement

Under the terms and subject to the conditions of the EPCA between Delphi and the Investors, the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. The rights offering commenced on March 11, 2008 and expired on March 31, 2008. In light of the Investors’ refusal to fund pursuant to the EPCA, as described below, in April 2008, the Company cancelled the rights offering and returned all funds submitted.

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

On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA, that Appaloosa is entitled to terminate the EPCA and that the Investors are entitled to be paid the fee of $83 million plus certain expenses and other amounts. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and the Official Committee of Equity Security Holders (the “Equity Committee”) in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA.

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

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and on July 28, 2008, the Court denied in part and granted in part the Investors’ motions. A trial on Delphi’s complaint is currently scheduled to occur in June 2009.

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

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi has not yet consummated the Plan. Pursuant to an order entered by the Court on April 30, 2008, the Debtors’ exclusivity period under the Bankruptcy Code for filing a plan of reorganization was extended until 30 days after substantial consummation of the Plan (as modified) or any modified plan and the Debtors’ exclusivity period for soliciting acceptance of the Plan (as modified) was extended until 90 days after substantial consummation of the Plan (as modified) or any modified plan. On July 23, 2008, Delphi’s Creditors’ Committee and WTC, as Indenture Trustee and a member of the UCC, filed separate complaints in the Court seeking revocation of the Court order entered on January 25, 2008 confirming Delphi’s Plan. The Creditors’ Committee had earlier advised Delphi that it intended to file the complaint to preserve its interests with regard to a 180-day statutory period that would have otherwise expired on July 23, 2008. The Creditors’ Committee and WTC also advised Delphi that they do not intend to schedule a hearing on the complaints pending developments on (i) the continuation of stakeholder discussions concerning potential modifications to the Plan, which would permit Delphi to emerge from chapter 11 as soon as practicable, and (ii) Delphi’s litigation against an affiliate of lead investor, Appaloosa, and the other Investors. Notwithstanding the foregoing, pursuant to an order entered by the Court on March 24, 2009, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee, is extended through and including May 31, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee and the Equity Committee, is extended through and including July 31, 2009. On May 1, 2009, Delphi filed a motion seeking to extend such exclusive periods, solely with respect to the statutory committees, to July 31, 2009 and September 30, 2009, respectively. On April 23, 2009 the Court approved Delphi’s motion to disband the Equity Committee as a result of changed circumstances in Delphi’s chapter 11 cases.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. Although no formal valuation of the revised business plan has been completed, it is anticipated that the total business enterprise value associated with the modified plan or other economic distribution in connection with another resolution of Delphi’s chapter 11 cases, will be substantially below the valuation range contained in the modifications filed in October 2008 and may be equivalent to, or even less than, the amount of Delphi’s postpetition obligations, including its borrowings under its debtor-in-possession financing facility. These factors also continue to delay Delphi’s emergence from chapter 11 and its ability to refinance its Amended and Restated DIP Credit Facility. To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in vehicle markets. The Accommodation Agreement and support from GM coupled with savings realized as a result of significant cost cutting and cash conservation measures implemented by Delphi globally have provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into May 2009 as it continued discussions with its stakeholders on proposed modifications to the Plan or another consensual resolution of Delphi’s chapter 11 cases. As noted above, Delphi, GM and the United States Treasury are continuing to discuss the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases. As part of the ongoing discussions, the parties are considering further amendments to the Amended MRA and Amended GSA, which may include among other things, a sale of one or more U.S. manufacturing sites to GM. Refer to “Elements of Transformation Plan” above. Until such time as the Term Sheet is agreed upon and even assuming that the Term Sheet comprehends additional liquidity support to facilitate Delphi’s emergence from chapter 11, liquidity is expected to remain constrained through the remainder of the year and Delphi must continue implementing and executing its cash savings initiatives to preserve liquidity in this very difficult economic environment. Additionally, there can be no assurances that any liquidity support provided for in the Term Sheet or Delphi’s initiatives will be sufficient to compensate for the liquidity shortfall anticipated as a result of the announced customer production cuts (refer to Item 1A. Risk Factors in the Quarterly Report on Form 10-Q).

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

Overview of Performance During the First Quarter of 2009

Several significant issues are continuing to impact Delphi’s financial performance despite having met many of our transformation objectives. These issues include (a) a competitive global vehicle production environment for original equipment manufacturers resulting in the reduced number of motor vehicles that our customers produce annually and pricing pressures; (b) increasingly volatile commodity prices; and (c) the need to fund U.S. labor legacy liabilities. Our efforts to address each of these issues is compounded by the economic and credit market impacts which have resulted in sharply lower production volumes by all vehicle manufacturers. Although the 2006 UAW and IUE-CWA U.S. employee workforce transition programs and the U.S. labor settlement agreements entered into in 2007, together with the effectiveness of the Amended GSA and the Amended MRA, have allowed us to begin reducing our legacy labor liabilities, transitioning our workforce to more competitive wage and benefit levels and exiting non-core product lines, such changes will occur over several years, and are partially dependent on GM being able to continue providing significant financial support in accordance with the provisions of the Amended GSA and Amended MRA. We are beginning to see the benefits of decreased labor costs as a result of the attrition plans included in the workforce transition programs. However, these benefits are more than offset by the reductions in vehicle production and we still have future costs to incur to complete our transformation plan, divest of non-core operations and realign our cost structure to match our more streamlined product portfolio.

At the end of the third quarter and throughout the fourth quarter of 2008, and into early 2009, the market price of certain commodities, including copper and oil prices, declined significantly and may foreshadow lower cost petroleum-based resin products and lower fuel charges in the future; however prices remain extremely volatile, complicating hedging strategies and other efforts to plan and manage such costs. We are continually seeking to manage material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. We anticipate that an increase in the number of financially volatile key suppliers is likely to continue into the future and this trend may be exacerbated by the recently announced production shutdowns by GM and Chrysler. Refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We will continue and increase our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts incurred on quoted customer programs. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Delphi continues to face considerable challenges due to global revenue decreases and related pricing pressures stemming from a substantial reduction in vehicle production. Sales to GM, our largest customer, have declined since our separation from GM, principally due to declining GM North America (“GMNA”) production, the impact of customer-driven price reductions, and GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In the first quarter of 2009, GMNA produced 0.4 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 58% from first quarter 2008 production levels. During the first quarter of 2008, production in GMNA initially decreased due to work stoppages at American Axle, a Delphi customer which ultimately sells its products to GM as a sub-assembly of their final part (“Tier 1”), (the “work stoppages”). The work stoppages forced GM to slow down production for approximately three months at certain of their manufacturing plants, which also slowed production of other Tier 1 suppliers, including Delphi. Production levels did not increase to fully recover volumes lost as a result of the work stoppages and we expect the continued trend toward passenger cars and away from light duty pick-up trucks and sport utility vehicles will prevent recovery of the volume lost as a result of the work stoppages. This has resulted in unfavorable revenue mix for Delphi as our content per vehicle is lower on cars than trucks.

Additionally, production volumes globally have been significantly lower due to the economic and credit market impacts. Consequently, during 2008 and into the first quarter of 2009, Delphi’s operational challenges intensified as a result of the continued downturn in general economic conditions, including reduced consumer spending and confidence, high oil prices, particularly during 2008, and the credit market crisis, all of which have resulted in global vehicle manufacturers reducing production forecasts and taking other restructuring actions (which hereinafter we refer to as recent consumer trends and market conditions). While initially these negative trends primarily impacted the U.S. during the first part of 2008, all other regions (in addition to the U.S) have experienced market softening during the second half of 2008 and into the first quarter of 2009. With respect to key operating constituents, we continue to monitor the financial conditions of a variety of key customers and suppliers. Given the difficult market conditions projected for much of 2009, we are also closely monitoring activities surrounding the federal support programs.

Overview of Net Sales and Net Income (Loss)

	Three Months Ended March 31,
					Favorable/
	2009		2008		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$734	29%	$1,641	31%	$(907)
Other customers	1,791	71%	3,611	69%	(1,820)

Total net sales	$2,525		$5,252		$(2,727)

Income (loss) from continuing operations	$525		$(519)		$1,044
Income (loss) from discontinued operations, net of tax	31		(58)		89
Net income (loss)	$556		$(577)		$1,133

Our non-GM sales from continuing operations in the first quarter of 2009 declined by 50%. GMNA sales decreased due to a reduction of 58% in production by GMNA for the first quarter of 2009, which includes the wind down and closure of certain plants and divestitures in our Automotive Holdings Group segment which were predominately GM related, as well as the impact of the consumer trends and market conditions. GMNA sales represented approximately 19% of total net sales for the three months ended March 31, 2009, as compared to approximately 21% of total net sales for the three months ended March 31, 2008. As GM sales decreased due to reduced GMNA volumes, non-GM sales increased as a percentage of total net sales from continuing operations to 71% for the first quarter of 2009. In the first quarter of 2009, GM sales from continuing operations decreased 55% from the first quarter of 2008, and represented 29% of total net sales from continuing operations for the first quarter of 2009.

Net income for the three months ended March 31, 2009 was favorably impacted by the following items:

•	$1.2 billion due to the impact of the termination of health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses effective March 31, 2009 recorded during the three months ended March 31, 2009;

•	$153 million due to the impact of the Amended GSA and MRA recognized in the first quarter of 2009 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information);

•	The absence of $79 million of previously capitalized fees paid to potential Investors and their affiliates recorded as expense in the first quarter of 2008 as a result of the termination of the EPCA;

•	$36 million of workforce transition program charges recorded during the first quarter of 2008; and

•	$30 million related to the loss on sale of Delphi’s global bearings business in the Automotive Holdings Group segment recorded during the first quarter of 2008.

Offsetting these favorable items were decreases to gross margin primarily attributable to a 58% decrease in GMNA volume, as well as the impact of certain plant closures and divestitures in our Automotive Holdings Group, and recent consumer trends and market conditions. Additionally, interest expense increased due to higher interest rates applied to our outstanding debt for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

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

As of March 31, 2009 and December 31, 2008, Delphi was in a net derivative liability position. As a result of Delphi’s chapter 11 proceedings, CDS rates are currently not available for Delphi debt. As a result, Delphi obtained estimates of trading levels for its debt from investment banks as well as CDS rates for similarly situated entities to apply to its net derivative liability position for non-performance risk. The adjustment for non-performance risk reduced Delphi’s net derivative liability position as of March 31, 2009 by $140 million to $184 million and as of December 31, 2008 by $296 million to $168 million. The reduction to the net derivative liability as of March 31, 2009 resulted in a decrease to pre-tax earnings of $5 million, recorded as an increase to cost of sales. The remaining adjustment amount of $135 million is reflected within equity as a component of OCI as it related to derivative financial instruments that qualify as hedges. There was no material adjustment for non-performance risk related to derivative assets as of March 31, 2009 and December 31, 2008 as Delphi’s net derivative asset position at March 31, 2009 and December 31, 2008 related to exposures with counterparties with investment grade credit ratings. Refer to Note 14. Derivatives and Hedging Activities and Fair Value Measurements to the consolidated financial statements for more information.

Consolidated Results of Operations

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

The Company’s sales and operating results for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
					Favorable /
	2009		2008		(Unfavorable)
	(dollars in millions)

Net sales:
General Motors and affiliates	$734	29%	$1,641	31%	$(907)
Other customers	1,791	71%	3,611	69%	(1,820)

Total net sales	$2,525		$5,252		$(2,727)
Cost of sales	2,632		4,933		2,301

Gross margin(a)	$(107)	(4.2)%	$319	6.1%	$(426)
Depreciation and amortization	172		222		50
Selling, general and administrative	255		364		109

Operating loss	$(534)		$(267)		$(267)
Interest expense	(137)		(110)		(27)
Other income, net	9		19		(10)
Reorganization items	1,144		(109)		1,253

Income (loss) from continuing operations before income taxes and equity income	$482		$(467)		$949
Income tax benefit (expense)	51		(63)		114

Income (loss) from continuing operations before equity income	$533		$(530)		$1,063
Equity (loss) income, net of tax	(8)		11		(19)

Income from continuing operations	$525		$(519)		$1,044
Income (loss) from discontinued operations, net of tax	31		(58)		89

Net income (loss)	556		(577)		1,133
Net income attributable to noncontrolling interest	4		12		(8)

Net income (loss) attributable to Delphi	$552		$(589)		$1,141

Amounts attributable to Delphi
Income (loss) from continuing operations	$521		$(530)		$1,051
Discontinued operations	31		(59)		90

Net Income (loss) attributable to Delphi	$552		$(589)		$1,141

(a)	Gross margin is defined as net sales less cost of sales (excluding Depreciation and amortization).

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

Net Sales

Below is a summary of Delphi’s sales for the three months ended March 31, 2009 versus March 31, 2008.

	Three Months Ended
	March 31,					Variance Due To:
						Volume and		Commodity
					Favorable/	Contractual		Pass-
	2009		2008		(Unfavorable)	Price Reductions	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$734	29%	$1,641	31%	$(907)	$(856)	$(60)	$(14)	$23	$(907)
Other customers	1,791	71%	3,611	69%	(1,820)	(1,498)	(312)	(17)	7	(1,820)

Total net sales	$2,525		$5,252		$(2,727)	$(2,354)	$(372)	$(31)	$30	$(2,727)

Total sales for the three months ended March 31, 2009 decreased 52% compared to three months ended March 31, 2008. GM sales for the three months ended March 31, 2009 decreased 55% to 29% of total sales, primarily due to reductions in GMNA volume of 58%, the impact of unfavorable foreign exchange rates and contractual price reductions. Decreases due to the impact of exiting non-core businesses of $155 million resulted due to certain plant closures and divestitures in our Automotive Holdings Group segment. Offsetting these decreases to GM sales was $25 million due to the impact of the Amended GSA and MRA recognized in the first quarter of 2009 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information). During the first quarter of 2009, our GM North America content per vehicle remained relatively constant at $1,345, as compared to $1,328 content per vehicle for the first quarter of 2008.

Other customer sales for the three months ended March 31, 2009 decreased by 50% and represented 71% of total sales. Other customer sales decreased primarily due to decreased volume as a result of the impact of recent consumer trends and market conditions, as well as the impact of unfavorable foreign exchange rates. Additionally, decreases of $74 million resulted due to certain plant closures and divestitures in our Automotive Holdings Group segment. Other customer sales were also negatively impacted by contractual price reductions.

Operating Results

Below is a summary of the variances in Delphi’s operating results for the three months ended March 31, 2009 versus March 31, 2008.

Gross Margin.  Gross margin decreased to a loss of $107 million for the three months ended March 31, 2009 compared to income of $319 million for the three months ended March 31, 2008, and represented (4.2%) as a percentage of sales. Below is a summary of Delphi’s gross margin for this period.

	Year Ended
	March 31,			Variance Due To:
					Contractual		Employee
			Favorable/		Price	Operational	Termination
	2009	2008	(Unfavorable)	Volume	Reductions	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$(107)	$319	$(426)	$(841)	$(34)	$341	$31	$77	$(426)
Percentage of Sales	(4.2)%	6.1%

The decrease in gross margin was largely driven by reductions in volume, as noted in the table above, including the impact of an approximate 58% decrease in GMNA volume, certain plant closures and divestitures in our Automotive Holdings Group segment, and recent consumer trends and market conditions, which are anticipated to reduce customer production to levels preventing recovery of volumes lost as a result of the work stoppages. In addition to the decreased volume, gross margin was also negatively impacted by contractual price reductions.

Offsetting these decreases, gross margin was favorably impacted due to improvements in operational performance and reductions in employee termination benefits and other exit costs, as noted in the table above, as well as the following items:

•	$74 million recognized in the first quarter of 2009 due to the impact of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information);

•	The absence of $30 million charge related to the loss on sale of Delphi’s global bearings business in the Automotive Holdings Group segment recorded during the first quarter of 2008; and

•	The absence of $36 million of workforce transition program charges recorded during the first quarter of 2008.

Depreciation and Amortization.  Depreciation and amortization was $172 million for the three months ended March 31, 2009 compared to $222 million for the three months ended March 31, 2008. The decrease of $50 million primarily reflects the impact of certain assets that were impaired in 2007 and 2008, resulting in reduced depreciation and amortization expense, lower capital spending at previously impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life. Additionally, Delphi experienced a decrease in overall capital spending of $89 million or approximately 35% versus the three months ended March 31, 2008.

Selling, General and Administrative Expenses.  Selling general and administrative (“SG&A”) expenses were $255 million and $364 million for the periods ended March 31, 2009 and 2008, respectively. The decrease in total SG&A expenses is primarily due to lower operating and restructuring costs to support information technology systems, and decreased SG&A expenses in other areas. Additionally, SG&A decreased due to $21 million of favorable impacts of foreign currency exchange.

Interest Expense.  Interest expense for the three months ended March 31, 2009 was $137 million compared to $110 million for the three months ended March 31, 2008. This increase primarily resulted from higher interest rates applied to our outstanding debt for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Partially offsetting this increase was $14 million of interest expense related to prepetition debt and allowed unsecured claims from January 1, 2008 through January 25, 2008, the confirmation date of the plan of reorganization, which Delphi recorded during the three months ended March 31, 2008. Approximately $31 million and $24 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of SOP 90-7 in the three months ended March 31, 2009 and 2008, respectively.

Other Income and Expense.  Other income for the three months ended March 31, 2009 was $9 million as compared to other income of $19 million for the three months ended March 31, 2008. The decrease was due to decreased non-Debtor interest income associated with decreased cash and cash equivalents on hand.

Reorganization Items.  Bankruptcy-related reorganization items were $1,144 million of income and $109 million of expense for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, Delphi recognized a settlement gain of $1,168 million due to the impact of the termination of health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses effective March 31, 2009 (refer to Note 10. Pension and Other Postretirement Benefits to the consolidated financial statements). Reorganization items also included professional fees, primarily legal, directly related to the reorganization of $23 million and $29 million during the three months ended March 31, 2009 and 2008, respectively. Additionally, as a result of the events surrounding the termination of the EPCA, Delphi recorded expense of $79 million related to previously capitalized fees paid to the Investors and their affiliates during the three months ended March 31, 2008.

Income Taxes.  We recorded an income tax benefit of $51 million for the three months ended March 31, 2009 and income tax expense of $63 million for the three months ended March 31, 2008. During the first quarter of 2009, taxes were recorded at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. The annual effective tax rate in the three months ended March 31, 2009 was impacted by the recognition of a $52 million tax benefit related to the salaried OPEB obligation which was settled during the same period. We do not recognize income tax benefits on losses in continuing operations in our U.S. and certain other non-U.S. tax jurisdictions. Due to a history of operating losses, it is more likely than not that these tax benefits will not be realized.

Equity (Loss) Income.  Equity loss was $8 million for the three months ended March 31, 2009 and equity income was $11 million for the three months ended March 31, 2008. Equity income reflects the results of ongoing operations within Delphi’s equity-method investments.

Income (Loss) from Discontinued Operations.  Income from discontinued operations was $31 million for the three months ended March 31, 2009 and loss from discontinued operations was $58 million for the three months ended March 31, 2008. The income from discontinued operations for the three months ended March 31, 2009 includes income of $31 million related to the operations and assets held for sale of the Steering Business. Included in the income from discontinued operations is $79 million recognized in the first quarter of 2009 due to the impact of the Amended MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information), as well as $10 million of income related to employee termination benefits and other exit costs. The loss from discontinued operations for the three months ended March 31, 2008 included additional losses of $77 million related to the operations and assets held for sale of the Steering Business. Additionally, during the first quarter of 2008, as a result of the operations and sale of the Interiors and Closures Business, Delphi recorded a favorable adjustment of $18 million to the overall loss on the sale of the Interiors and Closures Business due to the results of operations and changes in working capital through the sale closing date of February 29, 2008. The loss from discontinued operations for the three months ended March 31, 2008 also included $35 million of employee termination benefits and other exit costs.

Net Income Attributable to Noncontrolling Interest.  Net income attributable to noncontrolling interest was $4 million and $12 million for the three months ended March 31, 2009 and 2008, respectively. Noncontrolling interest reflects the results of ongoing operations within Delphi’s consolidated investments attributable to noncontrolling interest.

Results of Operations by Segment

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as the Automotive Holdings Group, consisting of business operations to be sold or wound down and Corporate and Other. An overview of Delphi’s six reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Automotive Holdings Group, which includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework.

•	The Corporate and Other category includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service and medical systems.

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

The calculation of OIBDAR, as derived from operating income, is as follows for the three months ended March 31, 2009 and 2008:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended March 31, 2009:
Operating income (loss)	$(160)	$(139)	$(178)	$(43)	$(15)	$1	$(534)
Depreciation and amortization	48	49	47	16	2	10	172
Transformation and rationalization charges:
Employee termination benefits and other exit costs	17	5	32	2	9	(6)	59
Other transformation and rationalization costs	4	5	2	—	(1)	(1)	9
Discontinued operations	—	—	—	—	—	3	3

OIBDAR	$(91)	$(80)	$(97)	$(25)	$(5)	$7	$(291)

Other transformation and rationalization costs for the three months ended March 31, 2009 primarily includes $12 million of workers compensation liabilities assumed by GM. These costs were offset by approximately $7 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(in millions)

For the Three Months Ended March 31, 2008:
Operating income (loss)	$(80)	$(13)	$(6)	$26	$(70)	$(124)	$(267)
Depreciation and amortization	64	68	45	15	14	16	222
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	—	36	36
Employee termination benefits and other exit costs	28	4	13	3	43	—	91
Loss on divestitures	—	—	—	—	30	—	30
Other transformation and rationalization costs	15	3	8	1	5	27	59
Discontinued operations	—	—	—	—	8	(25)	(17)

OIBDAR	$27	$62	$60	$45	$30	$(70)	$154

Other transformation and rationalization costs for the three months ended March 31, 2008 primarily includes approximately $21 million of costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives; and approximately $16 million of costs related to Delphi’s engineering and manufacturing footprint rotation, certain plant consolidations and closures, and startup costs related to the consolidation of many staff administrative functions into a global business service group

Sales and gross margin for the three months ended March 31, 2009 and 2008 by segment are as follows:

			Electrical/		Automotive
	Electronics	Powertrain	Electronic	Thermal	Holdings	Corporate
	and Safety	Systems	Architecture	Systems	Group	and Other	Total
	(dollars in millions)

For the Three Months Ended March 31:
2009 Total Net Sales	$536	$635	$824	$286	$124	$120	$2,525
2008 Total Net Sales	1,215	1,283	1,584	574	517	79	5,252

(Decrease) Increase	$(679)	$(648)	$(760)	$(288)	$(393)	$41	$(2,727)
For the Three Months Ended March 31:
2009 Gross Margin	$(51)	$(26)	$(56)	$(1)	$(7)	$34	$(107)
2008 Gross Margin	67	129	141	77	(31)	(64)	319

(Decrease) Increase	$(118)	$(155)	$(197)	$(78)	$24	$98	$(426)
2009 Gross margin percentage	(9.5)%	(4.1)%	(6.8)%	(0.3)%	(5.6)%		(4.2)%
2008 Gross margin percentage	5.5%	10.1%	8.9%	13.4%	(6.0)%		6.1%

GM Sales by Segment

	Three Months Ended
	March 31,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2009	2008	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$164	$349	$(185)	$(173)	$—	$(12)	$—	$(185)
Powertrain Systems	155	308	(153)	(142)	—	(11)	—	(153)
Electrical/Electronic Architecture	193	403	(210)	(176)	(13)	(20)	(1)	(210)
Thermal Systems	124	296	(172)	(159)	(1)	(12)	—	(172)
Automotive Holdings Group	23	195	(172)	(169)	—	(3)	—	(172)
Corporate and Other	75	90	(15)	(37)	—	(2)	24	(15)

Total	$734	$1,641	$(907)	$(856)	$(14)	$(60)	$23	$(907)

•	Corporate and Other includes $25 million of Keep Site Facilitation reimbursements recognized in the first quarter of 2009 as a result of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information.)

•	Decrease in volume includes the impact of exiting non-core businesses totaling approximately $155 million in the Automotive Holdings Group segment.

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, British Pound, Korean Won, Chinese Renmenbi, and the Polish Zloty.

Other Customer and Inter-segment Sales by Segment

	Three Months Ended
	March 31,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2009	2008	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$372	$866	$(494)	$(423)	$—	$(72)	$1	$(494)
Powertrain Systems	480	975	(495)	(370)	—	(125)	—	(495)
Electrical/Electronic Architecture	631	1,181	(550)	(470)	(17)	(63)	—	(550)
Thermal Systems	162	278	(116)	(97)	—	(20)	1	(116)
Automotive Holdings Group	101	322	(221)	(212)	—	(14)	5	(221)
Corporate and Other	45	(11)	56	74	—	(18)	—	56

Total	$1,791	$3,611	$(1,820)	$(1,498)	$(17)	$(312)	$7	$(1,820)

•	Decrease in volume includes the impact of exiting non-core businesses in the Automotive Holdings Group segment of $74 million.

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, British Pound, Korean Won, Chinese Renmenbi, and the Polish Zloty.

OIBDAR by Segment

	Three Months Ended
	March 31,			Variance Due To:
					Contractual
			Favorable/		Price	Operational
	2009	2008	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$(91)	$27	$(118)	$(215)	$(11)	$102	$6	$(118)
Powertrain Systems	(80)	62	(142)	(227)	(6)	88	3	(142)
Electrical/Electronic Architecture	(97)	60	(157)	(224)	(14)	87	(6)	(157)
Thermal Systems	(25)	45	(70)	(80)	(3)	26	(13)	(70)
Automotive Holdings Group	(5)	30	(35)	(102)	1	59	7	(35)
Corporate and Other	7	(70)	77	(94)	(1)	31	141	77

Total	$(291)	$154	$(445)	$(942)	$(34)	$393	$138	$(445)

As noted in the table above, OIBDAR was impacted by volume, contractual price reductions, and operational performance improvements, which include favorable manufacturing and engineering performance offset by unfavorable material and freight economics, as well as the following items included in Other in the table above:

Warranty:

•	The absence of $28 million in warranty recovery in the Thermal Systems segment from an affiliated supplier recognized in the first quarter of 2008 related to previously incurred warranty costs.

Foreign Exchange:

•	Foreign currency exchange impact of ($17) million, ($18) million, ($2) million, ($1) million and $25 million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Corporate and Other segments, respectively.

OIBDAR in the Corporate and Other segment was favorably impacted for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 by the following:

•	$117 million of decreases in pension and other postretirement and postemployment benefit and workers’ compensation costs; and

•	$25 million recognized during the first quarter of 2009 of Keep Site Facilitation payments as a result of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information).

Offsetting these increases, was $44 million of increased corporate expenses retained at Corporate and Other.

Liquidity and Capital Resources

Overview of Capital Structure

Amended and Restated DIP Credit Facility and Accommodation Agreement

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Refinanced DIP Credit Facility (the “Amended and Restated DIP Credit Facility”), which amendments and extension became effective in May 2008. As a result of the amendment and restatement, the aggregate size of the facility was reduced from $4.5 billion to $4.35 billion, consisting of a $1.1 billion first priority revolving credit facility (the “Tranche A Facility” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”).

On November 7, 2008, Delphi filed a motion with the Court seeking authority to enter into the Accommodation Agreement allowing Delphi to retain the proceeds of its Amended and Restated DIP Credit Facility, which otherwise matured on December 31, 2008. On December 3, 2008, the Court entered an order approving Delphi’s motion and authorizing Delphi to enter into the Accommodation Agreement following the expiration of the applicable appeal period, assuming resolution of any objections filed in the interim. On December 12, 2008, Delphi satisfied the closing conditions set forth in the Accommodation Agreement and the Accommodation Agreement became effective. On January 30, 2009, Delphi reached agreement with its lenders to amend (the “Amendment”) the Accommodation Agreement. In support of Delphi’s efforts to develop a modified reorganization plan adapted to the current global economic environment, the lenders agreed to modify certain financial covenants and pay-down requirements contained in the Accommodation Agreement. In addition, GM agreed to immediately accelerate payment of $50 million in payables to Delphi under the Partial Temporary Accelerated Payments Agreement and to, no later than February 27, 2009, either accelerate payment of an additional $50 million in payables under such agreement or increase from $300 million to $350 million the amount which it is committed to advance under the GM Advance Agreement. The Amendment and GM’s agreement to accelerate payments were effective January 30, 2009; however, both agreements were subject to satisfaction of certain post-closing conditions, including Court approval and in the case of the Amendment, the payment of fees to the consenting lenders. The Company filed motions with the Court seeking approval of these agreements and authority to pay the applicable fees. Just prior to the hearing on such motions, the lenders and Delphi agreed to a further supplemental amendment to the Accommodation Agreement (the “Supplemental Amendment”), to further extend certain milestone dates, and on February 24, 2009 the Court approved the Amendment, the Supplemental Amendment and the amendment to the Partial Temporary Accelerated Payments Agreement. On March 31, 2009, Delphi entered into the Second Amendment to the Accommodation Agreement that included certain updated milestones and covenant provisions that were subsequently eliminated in the First Supplement entered on April 3, 2009. The First Supplement contained a number of new covenants and milestone requirements. On April 22, 2009, Delphi entered into the Second Supplement that, among other things, extended certain milestone dates.

In connection with the Second Amendment Delphi applied all previously collected interest payments in respect of the Tranche C Term Loan, approximately $86 million, ratably as repayments of principal outstanding under the Tranche A Facility and Tranche B Term Loan. In conjunction with the effectiveness of the Second Supplement, $25 million of amounts in a cash collateral account were ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan. In addition, the Second Supplement provides that all future Tranche C interest payments will be applied ratably to repayments of principal amounts outstanding under the Tranche A Facility and the Tranche B Term Loan until paid in full.

On May 7, 2009 Delphi entered into a further amendment (the “Third Amendment”) to the Accommodation Agreement, which further extended certain milestones dates in the Accommodation Agreement. The Third Amendment received interim approval on May 7, 2009 and became immediately effective, however, it is subject to certain post-closing conditions including receipt of final approval of the Court before May 23, 2009 and the payment of fees and certain expenses to consenting lenders. In conjunction with the effectiveness of the Third Amendment, $45 million of amounts in a cash collateral account were ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan with the result that as of May 8, 2009, there remained approximately $230 million and $311 million outstanding under each facility, respectively. There also remained approximately $2.75 billion outstanding under the Tranche C Term Loan.

Termination Date of the Accommodation Agreement

Under the Accommodation Agreement (as amended by the Amendment and Supplemental Amendment and the Second Amendment and Second Supplement), Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until the earlier to occur of (i) June 30, 2009;

(ii) Delphi’s failure to comply with its covenants, including the milestone dates described below, under the Accommodation Agreement or the occurrence of certain other events set forth in the Accommodation Agreement; and (iii) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions).

However, the Accommodation Agreement (as amended by the Third Amendment) contains certain milestone dates, which if not met require Delphi to apply the $47 million currently held as cash collateral in the “Basket” (as defined below) to pay down a portion of the Tranche A Facility and Tranche B Term Loan (the “Repayment Obligation”) and may result in an event of default and termination of the accommodation period. Specifically, Delphi is required to deliver on or before May 21, 2009 to the agent under the Amended and Restated DIP Credit Facility a detailed term sheet (the “Term Sheet”), which has been agreed to by both GM and the U.S. Treasury and which sets forth the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases, including, without limitation, all material transactions between Delphi and GM relevant to such resolution. The Accommodation Agreement further provides that the Repayment Obligation will be triggered and an event of default under the Accommodation Agreement will occur (i) on May 22, 2009 if the Term Sheet is not delivered by May 21, 2009, or (ii) in the event a majority of the Tranche A and Tranche B lenders who have signed the Accommodation Agreement or a majority of all lenders who have signed the Accommodation Agreement either (A) notify Delphi within 3 business days of delivery of the Term Sheet that the Term Sheet is not satisfactory or (B) fail to notify Delphi within such time period, that the Term Sheet is satisfactory. In addition, the accommodation period under the Accommodation Agreement will terminate (a) at any time during the occurrence and during the continuation of an event of default under the Accommodation Agreement resulting from a failure to timely deliver the Term Sheet or to satisfy the Repayment Obligation, in each case upon the direction by the Tranche A and Tranche B lenders who have signed the Accommodation Agreement or upon the direction of a majority of all lenders who have signed the Accommodation Agreement (or in any event, upon the expiration of a five business day period beginning upon such event of default, in the case of a failure to satisfy the Repayment Obligation) and (b) upon expiration of a five business day period beginning upon notice by the requisite lenders described above that the Term Sheet is not satisfactory or Delphi not receiving notice that the Term Sheet is satisfactory. Notwithstanding the foregoing, the accommodation period under the Accommodation Agreement will terminate on June 2, 2009, in the event that a majority of the Tranche A and Tranche B lenders who have signed the Accommodation Agreement and a majority of all lenders who signed the Accommodation Agreement had not notified Delphi that the Term Sheet is satisfactory on or before June 1, 2009.

Requirements of the Accommodation Agreement

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, as of December 12, 2008, the effective date of the Accommodation Agreement, Delphi is no longer able to make additional draws under the facility. However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement). Additionally, prior to the effective date of the Accommodation Agreement, Delphi was required to and did the following (i) replace or cash collateralize, at 105% of the undrawn amount thereof, all outstanding letters of credit under the Amended and Restated DIP Credit Facility that had not been collateralized prior to that date, and (ii) limit the aggregate principal amounts outstanding under the Tranche A Facility borrowings to no more than $377 million.

In addition, in conjunction with the Accommodation Agreement, Delphi increased its pledge of the equity interests in Delphi’s first-tier foreign subsidiaries from 65% to 100%, which triggered a deemed dividend for tax purposes (no additional cash taxes were incurred).

Prior to the effectiveness of the Accommodation Agreement, Delphi was permitted to and did provide cash collateral, in an aggregate amount of $200 million, which was pledged to the administrative agent for the benefit of the lenders (“Borrowing Base Cash Collateral”). Upon Delphi’s request, portions or all of the

Borrowing Base Cash Collateral will be transferred back to Delphi provided that (i) Delphi is in compliance with the borrowing base calculation in the Accommodation Agreement, (ii) no event of default has occurred and (iii) Delphi maintains a Minimum Borrowing Base Cash Collateral Account Balance (as defined in the Accommodation Agreement) of $160 million through and including April 18, 2009, $115 million from April 19, 2009 until the Term Sheet has been approved by the lenders as set forth above, and thereafter at an amount set forth in the Term Sheet.

In conjunction with the Amendment, a separate cash collateral account of up to $117 million (the “Basket”) was established, which solely for purposes of the prepayment provisions in the Accommodation Agreement is considered an offset to amounts outstanding under the Revolving Facility. As noted above, in conjunction with the Second Supplement and the Third Amendment, $25 million and $45 million from the Basket, respectively, was ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan. Remaining amounts in the Basket may be released to Delphi (and each such release may not be restored) if each of the following conditions is satisfied at the time of the release: (a) after giving effect to the release, Delphi is compliant with the mandatory prepayment provisions in the Accommodation Agreement and all other covenants in the Amended and Restated DIP Credit Facility as modified by the Accommodation Agreement and the Amendment, and (b) availability under the GM Advance Agreement has been increased to and remains at $450 million. GM had previously agreed to increase amounts available under the GM Advance Agreement to $450 million, subject to (i) GM not being notified by the President’s Designee that such increase is not permitted in accordance with the provisions of GM’s federal loans, (ii) Court approval, (iii) the GM board of directors’ approval, (iv) Delphi and GM executing a definitive transaction agreement relating to the sale of Delphi’s Steering Business, and (v) Court approval of the Steering Business Option Exercise Agreement. The Option Exercise Agreement contains a procedure for completing the definitive transaction agreement relating to the sale of the Steering Business to GM which, among other things, takes into account the terms of the Amended MRA and certain modifications set forth in the Option Exercise Agreement. Based on the terms of the Option Exercise Agreement and the Amended MRA, the terms upon which the Steering Business will be sold to GM have been substantially agreed by GM and Delphi. The Option Exercise Agreement is subject to conditions described in Note 15. Discontinued Operations. However, the U.S. Treasury objected to the proposed increase to GM’s commitments under the GM Advance Agreement and as a result of such objections, Delphi adjourned the hearings on its motions to obtain Court approval of the amendments to the GM Advance Agreement and the Steering Business Option Exercise Agreement. To date, Delphi has been able to maintain sufficient liquidity to continue operations despite being prevented from effectuating the above-described increases in GM’s commitments under the GM Advance Agreement. However, there can be no assurances this will continue to be the case, particularly in the absence of a near term agreement on a Term Sheet which comprehends additional liquidity support (refer to Liquidity Outlook below and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q).

Terms of the Amended and Restated DIP Credit Facility and Accommodation Agreement

The facilities currently bear interest at the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent, as detailed in the table below, and the amounts outstanding (in millions) and rates effective as of March 31, 2009 were:

		Borrowings as of	Rates effective as of
		March 31,	March 31,
	ABR plus	2009	2009
	(in millions)

Tranche A	5.00%	$308	9.25%
Tranche B	5.00%	$416	9.25%
Tranche C	6.25%	$2,750	10.50%

The Tranche A, Tranche B and Tranche C facilities include ABR floor of 4.25%.

The Company had $107 million in letters of credit outstanding under the Revolving Facility as of March 31, 2009. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Accommodation Agreement. Under the Accommodation Agreement, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate.

Based on the borrowing base computation in effect at March 31, 2009, as defined in the Accommodation Agreement, Delphi’s borrowing base was reduced by a deduction of $249 million for unrealized losses related to Delphi’s hedging portfolio, which as of March 31, 2009 resulted in net losses included in OCI of $242 million pre-tax, primarily related to copper and Mexican Peso hedges, as further described in Note 14. Derivatives and Hedging Activities and Fair Value Measurements to the consolidated financial statements.

The Amended and Restated DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability, among other things, to incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. As long as the Facility Availability Amount (as defined in the Amended and Restated DIP Credit Facility) is equal to or greater than $500 million, compliance with the restrictions on investments, mergers and disposition of assets does not apply (except with respect to investments in, and dispositions to, direct or indirect domestic subsidiaries of Delphi that are not guarantors). Delphi’s Facility Availability Amount was less than $500 million at March 31, 2009 as all commitments were cancelled with the effectiveness of the Accommodation Agreement on December 12, 2008.

The Accommodation Agreement also contains additional covenants, amends certain of the existing covenants in the Amended and Restated DIP Credit Facility and includes additional events of default under the Amended and Restated DIP Credit Facility. Additional covenants under the Accommodation Agreement include (i) a prescribed minimum borrower liquidity level, which in conjunction with the Second Supplement was set at $25 million through the remainder of the accommodation period, (ii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility pursuant to an Accommodation Agreement borrowing base covenant, (iii) a requirement to repay obligations under the Amended and Restated DIP Credit Facility to the extent any specified litigation proceeds are received in cash, (iv) a prohibition on the repatriation of cash from foreign subsidiaries as cash dividends, cash otherwise distributed in redemption of or in exchange for equity interests in foreign subsidiaries or through the repayment of notes unless used to repay obligations under the Amended and Restated DIP Credit Facility and (v) a requirement to repay $60 million in obligations under the Amended and Restated DIP Credit Facility in accordance with the schedule set forth in the Accommodation Agreement.

Changes to covenants under the Amended and Restated DIP Credit Facility include (i) a reduction in the cap on permitted debt and liens on assets of foreign subsidiaries, (ii) a reduction in the cap on net cash proceeds from asset sales before such proceeds must be utilized to repay the obligations under the Amended and Restated DIP Credit Facility, (iii) modifications to certain debt and lien baskets, including permitting cash collateralization of letters of credit and an increase in secured hedging obligations and (iv) enhanced monthly financial reporting. The covenants require Delphi, among other things, to maintain a rolling 12-month cumulative Global EBITDAR (as defined in the Amended and Restated DIP Credit Facility and Accommodation Agreement) for Delphi and its direct and indirect subsidiaries, on a consolidated basis. The covenants also impose restrictions on Delphi’s derivative contracts. Refer to Note 14. Derivatives and Hedging Activities and Fair Value Measurements to the consolidated financial statements for more information. Delphi was in compliance with the Amended and Restated DIP Credit Facility and Accommodation Agreement covenants as of March 31, 2009, including the Global EBITDAR covenant of $(150) million.

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

In the first quarter of 2009, the Company received authority from the Court to pay applicable fees to various lenders in conjunction with the Amendment and Supplemental Amendment, and paid approximately $16 million in fees to the consenting lenders for both amendments. Delphi also paid arrangement and other fees to various lenders associated with the amendments.

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

On September 26, 2008, the Court granted Delphi’s motion to amend the GM Advance Agreement to provide for a $300 million facility, which could be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008 and to give GM an administrative claim for all unpaid advances under such additional facility. Continued availability to draw against the additional $300 million facility was conditioned upon Delphi filing a plan of reorganization and related disclosure statement in form and substance materially consistent with Section 5 of the Amended GSA and Section 7.01 of the Amended MRA which condition was satisfied with Delphi’s filing of proposed modifications to its previously confirmed plan of reorganization with the Court on October 3, 2008, and certain other conditions.

In support of Delphi’s efforts to obtain the Accommodation Agreement, GM agreed to extend the term of the GM Advance Agreement, pursuant to the terms set forth in an amendment thereto filed with the Court on November 7, 2008 (as supplemented) (the “GM Advance Agreement Amendment”), through the earlier of (i) June 30, 2009, (ii) such date as Delphi files any motion seeking to amend the plan of reorganization in a manner that is not reasonably satisfactory to GM, (iii) the termination of the Accommodation Agreement or the accommodation period therein, or (iv) such date when a plan of reorganization becomes effective. The Court approved Delphi’s motion to amend and extend the GM Advance Agreement concurrently with the approval of Delphi’s motion seeking authority to enter into the Accommodation Agreement. Additionally, GM has agreed, subject to certain conditions, to accelerate payment of certain payables up to $300 million to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement. As of March 31, 2009, GM had accelerated payment of $200 million under such agreement and in April, GM accelerated the remaining $100 million, therefore no amounts remain to be accelerated thereunder. The Partial Temporary Accelerated Payments Agreement provides that GM will generally recoup these accelerated payments over its three subsequent monthly payments on or after the date that GM’s obligation to advance funds under the GM Advance Agreement terminates or advances made become due and payable in accordance with the GM Advance Agreement. Both the amendment to the GM Advance Agreement and the Partial Temporary Accelerated Payments Agreement were effective concurrent with the Accommodation Agreement, on December 12, 2008. Conforming amendments were made to the GM Advance Agreement and Partial

Temporary Accelerated Payments Agreement contemporaneously with Court approval of the Amendment and Supplemental Amendment to the Accommodation Agreement as described above. Delphi and GM entered into subsequent amendments to the GM Advance Agreement to reflect the conditions pursuant to which GM will agree to increase the amounts available under such agreement, however, as noted in the immediately preceding section under “Amended and Restated DIP Credit Facility and Accommodation Agreement,” the U.S. Treasury objected to such amendments and Delphi adjourned the Court hearing seeking approval of the proposed amendments.

The GM Advance Agreement currently has a targeted cash balance amount of $25 million and Delphi is required to use any free cash flow above the targeted cash balance amount (as determined in accordance with the GM Advance Agreement) to repay from time to time any amounts outstanding thereunder. As of March 31, 2009, $253 million was outstanding pursuant to the GM Advance Agreement and $47 million was available for future advances. There can be no assurances, however, that GM will have sufficient liquidity to accelerate payables to Delphi or advance amounts under the GM Advance Agreement. Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for risks and uncertainties related to our business relationship with GM.

Other Financing

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of March 31, 2009 and December 31, 2008, we had $114 million and $264 million outstanding under these accounts receivable factoring facilities, respectively.

In addition, Delphi continues to use its European accounts receivable securitization program. In December 2008, Delphi signed a termination agreement under the European accounts receivables securitization program (the “European Program”) establishing that the program principal would be repaid by March 31, 2009. However, in January 2009, Delphi entered into an extension to the termination period such that the program principal will be repaid by June 17, 2009 via amortization of principal over the extension period. During the extension period, the availability under the program is capped at dollar equivalent of the sum of €38 million ($51 million with March 31, 2009 foreign currency exchange rates) and £9 million ($13 million with March 31, 2009 foreign currency exchange rates). Borrowings on the accounts receivable transferred under this program are accounted for as short-term debt. As of March 31, 2009 and December 31, 2008, outstanding borrowings under this program were approximately $16 million and $88 million, respectively. Delphi continues to have access to other forms of receivables financing in Europe as noted above. In March 2009, Delphi entered into a European trade receivables financing program with Eurofactor. The availability under the program is €40 million ($53 million with March 31, 2009 foreign currency exchange rates). Borrowings under this program are accounted for as short-term debt. No amounts were outstanding under this arrangement as of March 31, 2009.

The table below shows a reconciliation of changes in interest in accounts receivables transferred for the period ended March 31, 2009.

(in millions)

Beginning Balance at December 31, 2008	$88
Receivables transferred	135
Proceeds from new securitizations	(201)
Receivables repurchased	(27)
Other	21

Ending balance at March 31, 2009	$16

As of March 31, 2009 and December 31, 2008, we had $248 million and $257 million of other debt, primarily consisting of overseas bank facilities.

Pre-Petition Indebtedness

As of March 31, 2009, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. For additional information on our unsecured prepetition long-term debt, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to the terms of our confirmed Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	March 31,	December 31,
	2009	2008
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391

Total long-term debt subject to compromise	2,375	2,375

Short-term, other, and long-term debt not subject to compromise:
Amended and Restated DIP term loans and revolving credit facility	3,474	3,620
GM liquidity support agreements	453	—
Accounts receivable factoring and European securitization	130	352
Other debt	187	202

Total short-term and other debt not subject to compromise	4,244	4,174
Other long-term debt	61	55

Total debt not subject to compromise	4,305	4,229

Total outstanding debt	$6,680	$6,604

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

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $219 million for the three months ended March 31, 2009 and net cash used in operating activities totaled $290 million for the three months ended March 31, 2008. Cash flow from operating activities continues to be negatively impacted by operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and the overall slowdown in the global economy, and we expect that our operating activities will continue to use, not generate, cash.

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

Investing Activities.  Cash flows used in investing activities totaled $168 million and $154 million for the three months ended March 31, 2009 and 2008, respectively. The increased use of cash in the first three months of 2009 primarily reflects decreased proceeds from divestitures of $83 million, related to the Interiors and Closures Business sale on February 29, 2008 and the sale of Delphi’s North American brake components machining and assembly assets in January 2008 as well as an increase in restricted cash. This was partially offset by decreased capital expenditures of $89 million and decreased investing cash flows used by discontinued operations of $58 million due to decreased Steering Business capital purchases.

Financing Activities.  The decreased net cash provided by financing activities of $97 million for the three months ended March 31, 2009 as compared to $666 million for the three months ended March 31, 2008 primarily reflects decreased borrowings under the debtor-in-possession credit facility and other debt agreements, partially offset by increased borrowings under the GM Advance Agreements.

Dividends.  The Company’s debtor-in-possession credit facilities include negative covenants, which prohibit the payment of dividends by the Company. The Company does not expect to pay dividends in the near future. Refer to Note 8. Debt, to the consolidated financial statements for more information.

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

As a result of the foregoing, we believe revenue in the second quarter of 2009 will continue to be significantly lower compared to revenue in 2008, reflecting lower sales globally, primarily as a result of lower forecast production volumes, including significant volume decreases being forecast by GM in North America and Europe. Accordingly, we have implemented and continue to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried workforce reductions, requests to customers for accelerated payments and other cost saving measures to insure adequate liquidity for operations until volumes recover or until we are able to complete further restructuring efforts in response to changes in the global vehicle markets. We have also sought and received support from certain foreign governments, including the accelerated payment of tax credits and amounts owed by such governments to Delphi and the deferral of amounts owed or to be owed by Delphi to such governments. The combination of these actions, together with the Accommodation Agreement and support from GM has provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement as it continues discussions with its stakeholders on proposed modifications to the Plan or other consensual resolution of Delphi’s chapter 11 cases. Delphi, GM and the United States Treasury are continuing to discuss the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases. As part of the ongoing discussions, the parties are considering further amendments to the Amended MRA and Amended GSA, which may include among other things, a sale of one or more U.S. manufacturing sites to GM. Refer to

“Elements of Transformation Plan” above. Until such time as the Term Sheet is agreed upon and even assuming that the Term Sheet comprehends additional liquidity, liquidity is expected to remain constrained through the remainder of the year and Delphi must continue implementing and executing its cash savings initiatives to preserve liquidity in this very difficult economic environment. Failure to deliver a satisfactory Term Sheet or meet the other milestones under the Accommodation Agreement will be an event of default under the Accommodation Agreement and absent receipt of a waiver will result in a termination of the accommodation period entitling Delphi’s lenders to exercise all available remedies, including foreclosure on substantially all of Delphi’s assets. Such actions may result in the temporary or permanent suspension and ultimate sale and liquidation of the operations of Delphi. Delphi anticipates that the Term Sheet will comprehend additional liquidity support from its stakeholders to allow it to continue operations until a consensual resolution can be implemented, however, as discussions are ongoing, there can be no assurances that this will be the case. Additionally, there can be no assurances that the Term Sheet or Delphi’s initiatives will be sufficient to compensate for the liquidity shortfall anticipated as a result of the announced customer production cuts (refer to Item 1A. Risk Factors in the Quarterly Report on Form 10-Q).

We anticipate dramatically lower production volumes throughout the second and third quarters of 2009 given the recently announced production shutdowns by both GM and Chrysler, which will likely result in significantly lower receivables, earnings and a subsequent reduction in cash flow toward the beginning of the third quarter. There can be no assurances, particularly given the current constraints in the credit markets, that we will be able to maintain access to existing financing sources or secure additional financing as necessary to supplement the loss in liquidity resulting from such dramatically lower volumes. We must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. However, there can be no assurances that such initiatives will be able to offset the impact of a prolonged shut down and that we will not require supplemental liquidity even beyond any contemplated by the Term Sheet. The failure to secure adequate supplemental liquidity will put increased stress on our ability to continue to fund our North American operations, benefit from any recovery of volumes when GM, Chrysler and other customers restart manufacturing operations and may hinder our ability to remain compliant with the financial covenants in our Accommodation Agreement. We may need to sharply curtail operations, including the temporary or permanent shutdown of one or more operations in North America to remain in compliance and if we cannot remain in compliance, even with such actions, our lenders under the Amended and Restated DIP Credit Facility may seek to foreclose upon substantially all of our assets and proceed toward a sale or liquidation. Refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Delphi’s ability to develop a revised recapitalization plan and consummate a confirmed plan of reorganization has been adversely affected by the substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the global automotive industry. In addition, there can be no assurances that the cash conservation measures Delphi implements now or in the future will not delay or limit its ability to achieve its long range business objectives or participate in future growth opportunities when economic conditions improve. Furthermore, should additional cost saving measures or other significant actions, including sales of assets and wind-down of operations become necessary, whether because of a prolonged shut down by our customers, constraints in the global credit market continue or worsen, the global recession deepens, the current economic climate in the global automotive industry does not improve over the course of 2009 or otherwise, Delphi’s inability to conserve liquidity or obtain alternative financing would likely have a detrimental impact on the Company’s financial condition and operations.

In addition, upon emergence from chapter 11, the Company intends to meet the minimum funding standards under section 412 of the Code applicable to the pension plans. If completed, the second step of the 414(l) Net Liability Transfer will allow us to satisfy substantially all of the pension funding obligations to our hourly employees, however that second transfer is conditioned on our emergence from chapter 11 under a modified plan of reorganization that meets the terms of the Amended GSA, and it appears unlikely at this time that such conditions will be met. If the conditions to the second step of the 414(l) Net Liability Transfer are not satisfied, and the second step does not take place, we do not believe we will be able to fund those U.S. pension obligations.

Furthermore, we may be unable to satisfy our U.S. pension funding obligations for those plans covering our remaining hourly employees, salaried employees or certain subsidiary employees. Due to the impact of the global economic recession, including reduced global automotive production, capital markets volatility that has adversely affected our pension asset return expectations, a declining interest rate environment, or other reasons, our funding requirements have substantially increased since September 30, 2008. Should we be unable to obtain funding from some other source to resolve these pension funding obligations, either Delphi or the Pension Benefit Guaranty Corporation (the “PBGC”) may initiate plan terminations. The PBGC would seek termination, if in its view, the risk of loss with respect to the plans may increase unreasonably if the plans are not terminated. The amount of pension contributions due upon emergence from chapter 11 will be dependent upon various factors including, among other things, the date of emergence, whether we have satisfied all conditions precedent such that we are able to complete the second step of the 414(l) Net Liability Transfer, and the funded status of the pension plans at the date of emergence. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 10. Pension and Other Postretirement Benefits to the consolidated financial statements for further information.

Litigation Commitments and Contingencies

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters and employment-related matters. We do not believe that any of the routine litigation incidental to the conduct of our business to which we are currently a party will have a material adverse effect on our business or financial condition. For a description of significant litigation that is not routine in nature and which if adversely determined against us could have a significant impact on our business, see Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 11. Commitments and Contingencies, Shareholder Lawsuits, to the consolidated financial statements.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, refer to Note 11. Commitments and Contingencies to the consolidated financial statements for information on sites where Delphi has been named a potentially responsible party.

As of March 31, 2009 and December 31, 2008, our reserve for environmental investigation and remediation was approximately $103 million and $106 million, respectively.

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

Recently Issued Accounting Pronouncements

Refer to Note 1. Basis of Presentation, Recently Issued Accounting Pronouncements, to the unaudited consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2009.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates, and Note 1. Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the partial temporary accelerated payments agreement and Advance Agreement with GM, its debtor-in-possession financing facility, and to obtain an extension of term or other amendments as necessary to maintain access to such Advance Agreement and facility; the Company’s ability to obtain Court approval with respect to motions in the chapter 11 cases prosecuted by it from time to time; the ability of the Company to achieve all of the conditions to the effectiveness of certain portions of the Amended and Restated Global Settlement Agreement and Amended and Restated Master Restructuring Agreement with GM; the ability of the Company to obtain Court approval to modify the Plan which was confirmed by the Court on January 25, 2008, to confirm such modified plan or any other subsequently filed plan of reorganization and to consummate such plan or other consensual resolution of Delphi’s chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan as described in the proposed modifications to its Plan as filed with the Court and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, including the risk factors in Part I. Item 1A. Risk Factors, contained therein and in Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. It is possible that Delphi’s common stock may have no value and claims relating to prepetition liabilities may receive no value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

The certifications of the Company’s CEO and CFO are attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2008, for a more complete understanding of the matters covered by such certifications.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting other than those discussed below that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The Company continues the outsourcing of the transaction processing and administration for its contract administration, travel and expense reporting, accounts payable and receivables processing functions for its North American and European operations to a third party. The Company expects outsourcing of these functions will streamline and enhance the control environment of these accounting and reporting activities. The failure to successfully transition these processes and to implement proper controls and procedures both in the transition as well as after the transition is complete may adversely impact our internal control environment.

As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, and Note 11. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008 and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the Statement Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q.

We anticipate dramatically lower production volumes throughout the second and third quarters of 2009 given the recently announced production shutdowns by both GM and Chrysler, which will likely result in significantly lower receivables, earnings, and a subsequent reduction in cash flow toward the beginning of the third quarter. There can be no assurances, particularly given the current constraints in the credit markets, that we will be able to maintain access to existing financing sources or secure additional financing as necessary to supplement the loss in liquidity resulting from such dramatically lower volumes. The failure to secure supplemental liquidity will put increased stress on our ability to continue to fund our North American operations, benefit from any recovery of volumes when GM, Chrysler and other customers restart manufacturing operations and may hinder our ability to remain compliant with the financial covenants in our Accommodation Agreement. These dramatically lower customer production volumes may also require us to temporarily shut down production at many of our North American sites.

Throughout the second half of 2008 and the first quarter of 2009 we have continued to fund our operations in North America despite dramatically lower production volumes and the resultant drop in cash flow from operations, and despite limited access to financing. These pressures are expected to continue throughout the remainder of the year. In addition, we anticipate further production cuts by our North American customers as a result of announced extended shutdowns throughout the second and third quarters, in particular, GM, which is our largest customer and accounted for 29% of our total net sales from continuing operations, and a portion of our non-GM sales are to Tier 1 suppliers who ultimately sell our products to GM. GM has announced that it will temporarily cease production at a significant number of manufacturing facilities during the second and third quarters of 2009. We anticipate such a shutdown at GM and potentially other customers may require us to temporarily shut down production at many of our North American sites and will result in significantly lower receivables and earnings and a subsequent reduction in cash flow toward the beginning of the third quarter for Delphi. In addition, although Chrysler is not nearly as significant a customer, its extended shutdown will likely constrain liquidity throughout its supply chain, which may impact the viability of other suppliers that we and our other customers, including GM, depend on, placing further stress on our operations and working capital requirements, as well as GM’s operations and working capital requirements. On April 30, 2009, Chrysler LLC and certain of its subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the U.S. Bankruptcy Code. A negative resolution of Chrysler’s chapter 11 cases or Chrysler remaining in chapter 11 for an extended period could exacerbate the liquidity constraints and other risks discussed above. Absent being able to secure additional financing, we anticipate significant challenges on our ability to continue to fund our North American operations or benefit from any recovery of volumes when GM, Chrysler and other customers restart manufacturing operations.

In addition, GM is facing a deadline under its government loans of June 1, 2009 to complete a debt for equity exchange and reach agreement on an overall restructuring plan with the United States Treasury. Absent a successful resolution or waiver, GM may become the subject of a bankruptcy case under title 11 of the U.S. Bankruptcy Code. Such a filing may evidence or result in a further erosion in GM’s liquidity and could result in GM not being willing or able to timely pay amounts owed to its suppliers. This could in turn have a disproportionate impact on us due to the extent of our business with GM and the support provided by GM through the Amended GSA and Amended MRA. Furthermore, we continue to require supplemental liquidity support under the GM Advance Agreement and may require additional support in the future to maintain operations in this low production volume environment. The impact of these factors could have a material adverse impact on our liquidity (approximately $150 million to $300 million on a monthly basis) and we cannot provide any assurance as to the extent to which GM will continue to be able to provide us ongoing liquidity support. Moreover, by written notice sent to GM on March 23, 2009, the U.S. Treasury has objected to GM increasing its commitment under the GM Advance Agreement at this time.

The difficult economic environment and the forecast of reduced volumes for our significant customers are also hampering our efforts to obtain liquidity support from other sources, and may make it difficult to obtain further extensions, waivers or modifications under our Accommodation Agreement should we require such waivers to maintain compliance with the EBITDAR, minimum liquidity level and other covenants contained in the Accommodation Agreement. In addition, even if we are able to remain in compliance with the Accommodation Agreement, the agreement will terminate on June 30, 2009, absent a further extension. We may need to sharply curtail operations, including the temporary or permanent shutdown of one or more operations in North America, to remain in compliance and if we cannot remain in compliance, even with such actions, our lenders under the Amended and Restated DIP Credit Facility may seek to foreclose upon substantially all of our assets and proceed toward a sale or liquidation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the first quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 15. Debt, to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 2009, no matters were submitted to a vote of security holders.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

2(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
10(a)	Second Amendment to the Accommodation Agreement, dated as of March 31, 2009, incorporated by reference to Exhibit 99(a) to Amendment 1 to Delphi’s Current Report on Form 8-K/A filed April 1, 2009.
10(b)	Supplemental Second Amendment to the Accommodation Agreement and Second Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of April 3, 2009, incorporated by reference to Exhibit 99(a) to Amendment 1 to Delphi’s Current Report on Form 8-K/A filed April 7, 2009.
10(c)	Third Amendment to the Accommodation Agreement, dated as of May 7, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed May 8, 2009.
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement

**	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
(Registrant)

May 11, 2009	/s/ Thomas S. Timko
Thomas S. Timko Chief Accounting Officer and Controller