Form 10-Q
period 2009-06-30
DELPHI CORP
filed 2009-08-12
CIK 1072342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of June 30, 2009 there were 564,637,307 outstanding shares of the registrant’s $0.01 par value common stock.

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

DELPHI CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)

Net sales:
General Motors and affiliates	$664	$1,326	$1,375	$2,773
Other customers	2,111	3,520	3,809	6,850

Total net sales	2,775	4,846	5,184	9,623

Operating expenses:
Cost of sales, excluding items listed below	2,686	4,452	5,196	8,875
Depreciation and amortization	206	210	376	418
Goodwill impairment charges	—	168	—	168
Selling, general and administrative	240	356	489	702

Total operating expenses	3,132	5,186	6,061	10,163

Operating loss	(357)	(340)	(877)	(540)
Interest expense (Note 1)	(168)	(109)	(304)	(218)
Loss on extinguishment of debt	—	(49)	—	(49)
Other income, net	8	2	16	19
Reorganization items	(18)	(29)	1,126	(138)

Loss from continuing operations before income taxes and equity income	(535)	(525)	(39)	(926)
Income tax (expense) benefit	(25)	1	24	(65)

Loss from continuing operations before equity income	(560)	(524)	(15)	(991)
Equity (loss) income, net of tax	(4)	13	(11)	28

Loss from continuing operations	(564)	(511)	(26)	(963)
Loss from discontinued operations, net of tax	(28)	(28)	(10)	(153)

Net loss	(592)	(539)	(36)	(1,116)
Net income attributable to noncontrolling interest	11	12	15	24

Net loss attributable to Delphi	$(603)	$(551)	$(51)	$(1,140)

Basic and diluted loss per share:
Continuing operations attributable to Delphi	$(1.02)	$(0.93)	$(0.07)	$(1.75)
Discontinued operations attributable to Delphi	(0.05)	(0.05)	(0.02)	(0.27)

Basic and diluted loss per share	$(1.07)	$(0.98)	$(0.09)	$(2.02)

Amounts attributable to Delphi:
Loss from continuing operations	$(575)	$(523)	$(41)	$(986)
Discontinued operations	(28)	(28)	(10)	(154)

Net loss attributable to Delphi	$(603)	$(551)	$(51)	$(1,140)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$823	$959
Restricted cash	327	403
Accounts receivable, net:
General Motors and affiliates	533	799
Other	1,621	1,515
Inventories, net (Note 3)	1,053	1,227
Other current assets (Note 4)	456	609
Assets held for sale (Note 17)	680	745

Total current assets	5,493	6,257
Long-term assets:
Property, net	3,102	3,299
Investments in affiliates	275	297
Other long-term assets (Note 4)	459	453

Total long-term assets	3,836	4,049

Total assets	$9,329	$10,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 10)	$4,250	$4,174
Accounts payable	1,568	1,703
Accrued liabilities (Note 7)	2,269	2,085
Liabilities held for sale (Note 17)	463	465

Total current liabilities	8,550	8,427
Long-Term liabilities:
Employee benefit plan obligations (Note 12)	602	552
Other long-term liabilities (Note 7)	981	1,010

Total long-term liabilities	1,583	1,562
Liabilities subject to compromise (Note 2)	13,466	14,583

Total liabilities	23,599	24,572

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value, 1,350 million shares authorized, 565 million shares issued	6	6
Additional paid-in capital	2,747	2,747
Accumulated deficit	(12,115)	(12,064)
Accumulated other comprehensive loss:
Employee benefit plans (Note 12)	(4,883)	(4,867)
Other	(147)	(219)

Total accumulated other comprehensive loss	(5,030)	(5,086)
Treasury stock, at cost (389 thousand and 391 thousand shares, respectively)	(6)	(6)

Total Delphi stockholders’ deficit	(14,398)	(14,403)
Noncontrolling interest	128	137

Total stockholders’ deficit	(14,270)	(14,266)

Total liabilities and stockholders’ deficit	$9,329	$10,306

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(in millions)

Cash flows from operating activities:
Net loss	$(36)	$(1,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	412
Long-lived asset impairment charges	37	6
Goodwill impairment charges	—	168
Pension and other postretirement benefit expenses	255	367
Equity loss (income)	11	(28)
Reorganization items	(1,126)	138
U.S. employee workforce transition program	—	48
Loss on extinguishment of debt	—	49
Loss on assets held for sale	9	—
Deferred income taxes	(79)	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	28	(670)
Inventories, net	168	17
Other assets	162	23
Accounts payable	(28)	587
Accrued and other long-term liabilities	(83)	29
Other, net	161	(49)
U.S. employee workforce transition program payments	(22)	(100)
Pension contributions	(60)	(310)
Other postretirement benefit payments	(30)	(131)
Other, net	(37)	(45)
Discontinued operations (Note 17)	71	16

Net cash used in operating activities	(260)	(599)

Cash flows from investing activities:
Capital expenditures	(239)	(385)
Proceeds from sale of property	12	24
Cost of acquisitions	—	(15)
Proceeds from sale of non-U.S. trade bank notes	88	117
Proceeds from divestitures, net	16	121
Decrease in restricted cash	76	52
Other, net	14	(6)
Discontinued operations	(7)	(105)

Net cash used in investing activities	(40)	(197)

Cash flows from financing activities:
Net (repayments) borrowings under amended and restated debtor-in-possession facility	(242)	311
Proceeds from amended and restated debtor-in-possession facility, net of issuance cost of $92 million	—	3,158
Repayments of borrowings from refinanced debtor-in-possession facility	—	(2,746)
Net (repayments) borrowings under other debt agreements	(272)	30
Issuance costs related to the Accommodation Agreement	(38)	—
Net borrowings under GM liquidity support agreements	700	—
Dividend payments of consolidated affiliates to minority shareholders	—	(23)
Discontinued operations	6	16

Net cash provided by financing activities	154	746

Effect of exchange rate fluctuations on cash and cash equivalents	10	68

(Decrease) increase in cash and cash equivalents	(136)	18
Cash and cash equivalents at beginning of period	959	1,036

Cash and cash equivalents at end of period	$823	$1,054

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Net loss	$(592)	$(539)	$(36)	$(1,116)
Other comprehensive income:
Currency translation adjustments, net of tax(a)	183	22	99	94
Net change in unrecognized loss on derivative instruments, net of tax(b)	23	(16)	(25)	80
Employee benefit plans adjustment, net of tax(c)	11	19	(16)	(11)

Other comprehensive income	217	25	58	163

Comprehensive (loss) income	(375)	(514)	22	(953)
Comprehensive income attributable to noncontrolling interest	12	11	17	22

Comprehensive (loss) income attributable to Delphi	$(387)	$(525)	$5	$(975)

(a)	Currency translation adjustments are net of ($4) million and ($4) million tax effect for the three months ended June 30, 2009 and 2008, respectively, and ($2) million and ($5) million tax effect for the six months ended June 30, 2009 and 2008, respectively.

(b)	Net change in unrecognized loss on derivative instruments adjustments are net of ($44) million for both the three and six months ended June 30, 2008. There was no tax effect for the net change in unrealized loss on derivative instruments for the three and six months ended June 30, 2009.

(c)	Employee benefit plans adjustments includes a $14 million and $135 million tax effect for the three months ended June 30, 2009 and 2008, respectively, and ($61) million and $135 million tax effect for the six months ended June 30, 2009 and 2008, respectively.

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Stock	Interest	Deficit
	(in millions)

Balance at December 31, 2008	565	$6	$2,747	$(12,064)	$(5,086)	$(6)	$137	$(14,266)
Net (loss) income	—	—	—	(51)	—	—	15	(36)
Currency translation adjustments and other, net of tax	—	—	—	—	97	—	2	99
Net change in unrecognized loss on derivative instruments, net of tax	—	—	—	—	(25)	—	—	(25)
Employee benefit plans liability adjustment, net of tax	—	—	—	—	(16)	—	—	(16)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	—	—	(19)	(19)

Balance at June 30, 2009	565	$6	$2,747	$(12,115)	$(5,030)	$(6)	$128	$(14,270)

See notes to consolidated financial statements.

DELPHI CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

General — Delphi Corporation, together with its subsidiaries and affiliates (“Delphi” or the “Company”), is a supplier of vehicle electronics, transportation components, integrated systems and modules, and other electronic technology. Delphi’s largest customer is General Motors Company, formerly General Motors Corporation (“GM”), and North America and Europe are its largest markets. Delphi is continuing to diversify its customer base and geographic markets. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi’s consolidated financial statements and notes thereto included in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

Restricted Cash — At June 30, 2009 and December 31, 2008, Delphi had $327 million and $403 million in restricted cash, respectively, primarily related to cash collateral as required under its debtor-in-possession credit facility. Refer to Note 10. Debt for additional information. Additionally, restricted cash includes cash for use for the pre-retirement portion of the U.S. employee workforce transition programs, refer to Note 11. U.S. Employee Workforce Transition Programs, and balances on deposit at financial institutions that have issued letters of credit in favor of Delphi.

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

Going Concern — The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) comply with the terms and conditions of their debtor-in-possession (“DIP”) financing agreement and related accommodation agreement (as amended, the “Accommodation Agreement”) as well as the liquidity support agreement with GM (the “GM Advance Agreement”), refer to Note 10. Debt and Note 21. Subsequent Events for more information regarding the terms; (ii) reduce wage and benefit costs and liabilities during the bankruptcy process; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) consummate the transactions under the Modified Plan (as defined below) of which the master disposition agreement, MDA (as defined in Note 2. Transformation Plan and Chapter 11 Bankruptcy) is an exhibit, including the sale of substantially all of its core business to GM, the lenders under the DIP and their affiliates, who will then operate such businesses going forward and the maintenance of sufficient liquidity to wind down, sell or otherwise dispose of the retained assets in an orderly fashion.

Delphi is in default of the terms of the DIP financing agreement (the “Amended and Restated DIP Credit Facility”) and as a result, Delphi is no longer able to make additional draws under the facility after December 12, 2008 (the effective date of the Accommodation Agreement). Under the Accommodation Agreement, the lenders under the Amended and Restated DIP Credit Facility have agreed, among other things, to allow Delphi to continue using the proceeds of such facility and to forbear from the exercise of certain default-related remedies, in each case until August 13, 2009, subject to continued compliance with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement, as amended). To date, Delphi has been successful in obtaining short-term extensions to the termination date of the Accommodation Agreement and will continue to seek such extensions until such time as the Modified Plan (as defined below) is effective, however, there can be no assurances that it will continue to be successful in obtaining such extensions as needed. The covenants include being able to timely meet the conditions to closing and effectuate the transactions outlined in the revised Modified Plan of which the MDA is an exhibit. There can be no assurance that Delphi will continue to comply with the terms and conditions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement). These matters create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. The Court, on July 30, 2009 (the “Modification Approval Date”) confirmed Delphi’s modified plan of reorganization, as originally confirmed by the Court, on January 25, 2008, and as subsequently modified through the Modification Approval Date (the “Modified Plan”). The Modified Plan provides for no distribution to holders of the Company’s common stock and a contingent pro rata distribution to holders of allowed general unsecured claims in an amount not to exceed $300 million. Refer to the Plan of Reorganization in Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 21. Subsequent Events, for more information. Pending consummation of the Modified Plan, Delphi and certain of its U.S. subsidiaries will continue as “debtors-in-possession” in chapter 11. There can be no assurances as to when Delphi will consummate the Modified Plan or other consensual resolution of Delphi’s chapter 11 cases. Consummation of a confirmed plan of reorganization often materially changes the amounts reported in a company’s consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of consummation of a confirmed plan of reorganization. Upon consummation of the Modified Plan, all of Delphi’s outstanding common stock will be cancelled and Delphi’s stock will be delisted from the Pink Sheets, LLC, a quotation service for over the counter securities and Delphi will no longer be a publicly held corporation.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Contractual interest expense for the three and six months ended June 30, 2009 was $193 million and $361 million, respectively, and for the three and six months ended June 30, 2008 was $150 million and $279 million, respectively. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The plan of reorganization confirmed on January 25, 2008 also provided that certain holders of allowed unsecured claims against Delphi would be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $7 million during the six months ended June 30, 2008 (net of $7 million reduction recognized during the quarter ended June 30, 2008 due to changes in estimates of certain prepetition claim amounts). At June 30, 2009 and December 31, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on July 30, 2009, the Court confirmed Delphi’s Modified Plan, which upon its effectiveness, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Therefore, Delphi anticipates that it will be relieved of this liability and anticipates reversing such liability in the third quarter of 2009.

Use of Estimates — Preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Delphi to make estimates and assumptions that affect amounts reported therein. During the six months ended June 30, 2009, there were no material changes in the methods or policies used to establish accounting estimates. Generally, matters subject to Delphi’s estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, workers’ compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

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

Amounts have been derived from the consolidated financial statements and accounting records of Delphi using the historical basis of assets and liabilities held for sale and historical results of operations related to Delphi’s global steering and halfshaft businesses (the “Steering Business”), its interiors and closures product line (the “Interiors and Closures Business”) and various non-core product lines and plant sites that do not fit Delphi’s future strategic framework (the “Automotive Holdings Group”). While the historical results of operations of the Steering Business, the Interiors and Closures Business and the Automotive Holdings Group include general corporate allocations of certain functions historically provided by Delphi, such as accounting, treasury, tax, human resources, facility maintenance, and other services, no amounts for these general corporate retained functions have been allocated to discontinued operations in the statements of operations. Certain employee pension and other postretirement benefit liabilities for the Steering Business were not allocated to liabilities held for sale in the balance sheets. Expenses related to the service cost of employee pension and other postretirement benefit plans were allocated to discontinued operations in the statements of operations. Allocations have been made based upon a reasonable allocation method. Refer to Note 17. Discontinued Operations for more information.

Recently Issued Accounting Pronouncements — In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Delphi adopted SFAS 160 as of January 1, 2009 and the accompanying financial statements reflect the provisions of SFAS 160 for all periods presented.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP 157-4 during the second quarter of 2009 did not have a significant impact on Delphi’s financial statements.

In April 2009, the FASB issued FASB Staff Position Nos. 115-2 and 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 did not have a significant impact on Delphi’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. The adoption of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 did not have a significant impact on Delphi’s financial statements other than providing the new required disclosures. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Refer to Note 16. Financial Instruments, Derivatives and Hedging Activities and Fair Value Measurements for the disclosures required by FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Delphi adopted SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a significant impact on Delphi’s financial statements.

In June 2009, the FASB issued Financial Accounting Standards No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets, and Financial Accounting Standards No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R). SFAS 166 and SFAS 167 change the way entities account for securitizations and special-purpose entities. SFAS 166 and SFAS 167 will be effective for fiscal years beginning after November 15, 2009. Delphi is currently evaluating the requirements of SFAS 166 and SFAS 167, and has not yet determined the impact on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards No. 168 (“SFAS 168”), The “FASB Accounting Standards Codificationtm” and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codificationtm (the “Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Delphi does not expect the adoption of FAS 168 to have a significant impact on Delphi’s financial statements other than updating references from financial accounting standards to the Codification.

The adoption of the following accounting pronouncements as of January 1, 2009 did not have a significant impact on Delphi’s financial statements:

•	FASB Staff Position No. 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157

•	Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations

•	FASB Staff Position No. 141(R)-1 (“FSP 141R-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

Refer to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for further information on these accounting pronouncements.

2.	TRANSFORMATION PLAN AND CHAPTER 11 BANKRUPTCY

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

On September 6, 2007 Delphi filed its proposed plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court. The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas, including agreements reached with each of Delphi’s principal U.S. labor unions and GM, a plan to streamline Delphi’s product portfolio and make the necessary manufacturing alignment with its new focus, transform Delphi’s cost structure and resolve its pension funding situation. On February 4, 2008, the Confirmation Order entered by the Court on January 25, 2008 with respect to Delphi’s Plan and Disclosure Statement became final. Under the terms and subject to the conditions of the Equity Purchase and Commitment Agreement between Delphi and certain affiliates of lead investor Appaloosa Management L.P. (“Appaloosa”), Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), Pardus Capital Management, L.P. (“Pardus”), Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill”), UBS Securities LLC (“UBS”), and Goldman Sachs & Co. (“Goldman”) (collectively the “Investors”), dated as of August 3, 2007, as amended (and together with all schedules and exhibits thereto, the “EPCA”), the Investors committed to purchase $800 million of convertible preferred stock and approximately $175 million of common stock in the reorganized Company. Additionally, subject to satisfaction of other terms and conditions, the Investors committed to purchase any unsubscribed shares of common stock in connection with an approximately $1.6 billion rights offering that was made available to unsecured creditors. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its Plan, including obtaining $6.1 billion of exit financing, the Investors refused to participate in a closing that was commenced but not completed on that date. Several hours prior to the scheduled closing on April 4, 2008, Appaloosa delivered to Delphi a letter, stating that such letter “constitutes a notice of immediate termination” of the EPCA. Appaloosa’s April 4 letter alleged that Delphi had breached certain provisions of the EPCA and that Appaloosa is entitled to terminate the EPCA. At the time Appaloosa delivered its letter, other than the Investors, all the required parties for a successful closing and emergence from chapter 11, including representatives of Delphi’s exit financing lenders, GM, and the Official Committee of Unsecured Creditors

(the “Creditors’ Committee”) and the Official Committee of Equity Security Holders (the “Equity Committee”) in Delphi’s chapter 11 cases were present, were prepared to move forward, and all actions necessary to consummate the plan of reorganization were taken other than the concurrent closing and funding of the EPCA. Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter.

Throughout the second and third quarters of 2008, Delphi engaged in discussions with its stakeholders, including GM and representatives of both statutory committees, to develop modifications to the Plan that would allow Delphi to emerge from chapter 11. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, after the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. On June 1, 2009, Delphi filed further proposed modifications to the Plan and related modifications to the Disclosure Statement, which set forth the Company’s plans to effect its emergence from chapter 11 reorganization through either a modified reorganization plan or sale under section 363 of the Bankruptcy Code pursuant to which Parnassus Holdings, LLC, an affiliate of Platinum Equity LLC (“Parnassus”), and GM Components Holdings, LLC (“GM Components”), an affiliate of GM, would operate Delphi’s U.S. and non-U.S. businesses going forward with emergence capital and capital commitments of approximately $3.6 billion and without the legacy costs associated with the North American sites to be acquired by GM Components together with Delphi’s Steering Business. Certain other residual non-core and non-strategic assets and liabilities were to remain with the Company and were expected to be divested over time.

On June 16, 2009 the Court entered an order (the “Solicitation Order”) approving, among other things, procedures with respect to soliciting votes on modifications to Delphi’s previously confirmed First Amended Plan of Reorganization (as modified) (the “Modified Plan”) and related disclosures and set a final hearing date to consider the proposed modifications. The Solicitation Order authorized and directed Delphi to solicit votes to accept or reject the plan as modified in accordance with specified procedures and also provided for the creation of a process through which other potential buyers could submit a binding offer for the Company. The deadline for submission by qualified bidders of potential alternative transactions to the transaction announced on June 1, 2009 with Parnassus and GM Components passed without the submission of any potential alternative transactions from any of the three third-party bidders qualified under supplemental procedures previously approved by the Court, but the Company did receive a timely pure credit bid notice from JPMorgan Chase Bank, N.A. (the “Administrative Agent”), in its capacity as administrative agent under the Amended and Restated DIP Credit Facility on behalf of the lenders under that facility (the “DIP Lenders”).

On July 27, 2009, following a two-day auction process, Delphi’s Board of Directors, following consultation with Delphi’s official committee of unsecured creditors and its largest U.S.-based union, designated the pure credit bid received from the Administrative Agent on behalf of the DIP Lenders as the “Successful Bid.” Delphi also reached agreements with its official unsecured creditors’ committee and Wilmington Trust Corporation, the indenture trustee for several series of unsecured notes, to withdraw their objections to, and support, the Modified Plan, whether based on the transaction involving Parnassus and GM or the pure credit bid submitted by the Administrative Agent on behalf of Delphi’s DIP Lenders. On July 30, 2009, the Court confirmed Delphi’s Modified Plan, which incorporated the master disposition agreement (including all schedules and exhibits thereto, the “MDA”) among Delphi on behalf of itself and other affiliated entities, GM, Motors Liquidation Company (“Old GM”), and DIP Holdco 3, LLC (“DIP Holdco”) on behalf of itself and other affiliated buyers (the “DIP Buyers,” together with the GM Buyers, the “Buyers”), for the sale and purchase of substantially all of Delphi’s and its subsidiaries’ businesses. Refer to Note 21. Subsequent Events for the terms of the MDA.

GM — Conclude negotiations with GM to finalize financial support for certain of Delphi’s legacy and labor costs and to ascertain GM’s business commitment to Delphi going forward.

Delphi and GM have entered into comprehensive settlement agreements consisting of the Global Settlement Agreement, as amended (the “GSA”), and the Master Restructuring Agreement, as amended (the “MRA”). The GSA and the MRA, as amended through January 25, 2008, comprised part of the Plan and were approved in the order confirming the Plan on January 25, 2008. The GSA and the MRA provided that such agreements were not effective until and unless Delphi emerged from chapter 11. However, as part of Delphi’s overall negotiations with its stakeholders to further amend the Plan and emerge from chapter 11 as soon as practicable, Delphi agreed with GM and filed further amendments to the GSA and MRA (the “Amended MRA”) with the Court on September 12, 2008 and subsequently entered into an additional amendment to the GSA as of September 25, 2008 (as so amended, the “Amended GSA”). On September 26, 2008, Delphi received the consent of its labor unions to implement certain aspects of the agreements as described in more detail below. The Court approved such amendments on September 26, 2008 and the Amended GSA and Amended MRA became effective on September 29, 2008. These amended agreements include provisions related to the transfer of certain legacy pension and other postretirement benefit obligations and became effective independent of and effective in advance of substantial consummation of an amended plan of reorganization. The effectiveness of these agreements resulted in a material reduction in Delphi’s liabilities and future expenses related to U.S. hourly workforce benefit programs. If the Modified Plan becomes effective, it is anticipated that, except as set forth in the MDA, the MRA will be terminated and the MDA and certain ancillary agreements will govern the relationship among (i) GM, (ii) reorganized Delphi, and (iii) DIP Holdco, as purchaser of substantially all of Delphi’s and its subsidiaries’ businesses.

Global Settlement Agreement — The Amended GSA resolved outstanding issues between Delphi and GM, including: litigation commenced in March 2006 by Delphi to terminate certain supply agreements with GM; all potential claims and disputes with GM arising out of the separation of Delphi from GM in 1999, including certain post-separation claims and disputes; the proofs of claim filed by GM against Delphi in Delphi’s chapter 11 cases; GM’s treatment under a Delphi plan of reorganization; and various other legacy U.S. hourly workforce benefit issues. Except for the second step of the transfer of a substantial portion of the assets and liabilities under the Delphi Hourly-Rate Employees Pension Plan (the “Hourly Plan”) as specifically noted below, the obligations under the Amended GSA were not conditioned on the effectiveness of an amended plan of reorganization.

The Amended GSA addresses commitments by Delphi and GM regarding other U.S. hourly workforce postretirement health care benefits and employer-paid postretirement basic life insurance benefits (“OPEB”), pension obligations, and other GM contributions with respect to labor matters and releases.

Hourly Pension Plan Settlement — First Pension Transfer to GM — On September 26, 2008, Delphi received the consent of its labor unions and approval from the Court to transfer certain assets and liabilities of the Hourly Plan to the GM Hourly-Rate Employees Pension Plan pursuant to section 414(l) of the Internal Revenue Code (the “414(l) Net Liability Transfer”). Pursuant to the Amended GSA, the 414(l) Net Liability Transfer was to occur in two separate steps with the first step sufficient to avoid an Hourly Plan accumulated funding deficiency for the plan year ended September 30, 2008. The first step occurred on September 29, 2008 and Delphi transferred liabilities of approximately $2.6 billion and assets of approximately $0.5 billion from the Hourly Plan to the GM Hourly-Rate Employees Pension Plan, representing 30% and 10% of the projected benefit obligation and plan assets, respectively, as of September 29, 2008 (the “First Pension Transfer”). The First Pension Transfer was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”) in the third quarter of 2008, and the obligations of the Hourly Plan were remeasured prior to the transfer occurring.

Hourly Pension Plan Settlement — Second Pension Transfer to GM — The second step of the 414(l) Net Liability Transfer (the “Second Pension Transfer”) was to occur upon the effectiveness of an amended plan of reorganization. In July 2009, GM advised Delphi that it would not assume the Hourly Plan and would not complete the Second Pension Transfer. GM and the Pension Benefit Guaranty Corporation (the “PBGC”) negotiated a separate release and waiver agreement regarding a possible initiation by the PBGC of the plan termination process for Delphi’s Hourly Plan and provides consideration to the PBGC for certain releases to be granted to, among others, GM, Delphi, and Delphi’s global affiliates. On July 22, 2009, the PBGC initiated the process to terminate Delphi’s Hourly Plan and the U.S. salaried and subsidiary pension plans. For additional information regarding the termination of Delphi’s Hourly Plan, refer to Note 21. Subsequent Events.

Hourly Plan Freeze and Triggering of Benefit Guarantees — As provided for under certain union settlement agreements and implementation agreements, Delphi froze its Hourly Plan for future benefit accruals as of November 30, 2008. In addition, as a result of the triggering of the benefit guarantees, certain eligible hourly employees will receive up to seven years of credited service under the pension and OPEB plans sponsored by GM. The remaining assets and liabilities of the Hourly Plan will no longer be the responsibility of Delphi. Moreover, GM advised that it would not assume the Hourly Plan and would not complete the Second Pension Transfer.

Hourly OPEB Settlement and OPEB Reimbursement from GM — On September 23, 2008, Delphi received approval from the Court and on September 26, 2008 received the consent of its labor unions to cease providing traditional U.S. hourly OPEB. In addition, upon effectiveness of the Amended GSA, GM assumed financial responsibility for all Delphi traditional hourly OPEB liabilities from and after January 1, 2007. GM assumed approximately $6.8 billion of postretirement benefit liabilities for certain of the Company’s active and retired hourly employees. The assumption of the traditional hourly OPEB liability by GM and GM’s agreement to reimburse postretirement benefit expenses through the administrative transfer date of February 1, 2009 was accounted for as a settlement under Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, in the third quarter of 2008. During the three and six months ended June 30, 2009, GM funded an additional $3 million and $28 million, respectively, of OPEB payments made to the hourly workforce. An additional $13 million and $32 million were recorded as a receivable from GM during the three and six months ended June 30, 2009 respectively. As of June 30, 2009, $13 million is recorded as a receivable from GM. Refer to Note 12. Pensions and Other Postretirement Benefits for further information.

Allowed GM Administrative and General Unsecured Claims — In connection with the 414(l) Net Liability Transfer, GM was to receive an allowed administrative claim in the amount of up to $2.1 billion, to be provided in two steps. Upon completion of the First Pension Transfer on September 29, 2008, GM received a claim equivalent to 77.5% of the net unfunded liabilities transferred, or $1.6 billion. Upon completion of the Second Pension Transfer, which was to occur upon the effectiveness of an amended plan of reorganization that satisfied the requirements of the Amended GSA, GM was to receive the balance of the $2.1 billion claim. Of the $2.1 billion administrative claim, $1.6 billion was recognized and included in the reorganization gain in the third quarter of 2008 and $427 million was to be granted and recognized by Delphi when the remaining assets and liabilities allocable to certain participants of the Hourly Plan included in the 414(l) Net Liability Transfer were transferred to the GM Hourly-Rate Employees Pension Plan. GM advised that it would not assume the Hourly Plan and would not complete the Second Pension Transfer.

With respect to GM’s claims in the Company’s chapter 11 cases, GM under the Amended GSA had agreed to a general unsecured claim of $2.5 billion, primarily for OPEB and special attrition programs for the U.S. hourly workforce, and to subordinate its recovery on such claim until other general unsecured creditors (other than holders of claims arising from Delphi’s trust preferred securities) had achieved a recovery of 20% of the allowed amount of their claims. Once Delphi’s other general unsecured creditors had received a distribution of 20% of the allowed amount of their claims, if there was any remaining value to be distributed, GM would have received a distribution on its general unsecured claim until it had received a 20% distribution on such claim amount. Once GM had received a 20% distribution on its general unsecured claim, and if there was any remaining value to be distributed, any additional distributions were to be shared ratably between GM and Delphi’s other general unsecured creditors.

Under the Modified Plan and the MDA, GM has agreed to waive its general unsecured claim in the Company’s chapter 11 cases. GM and certain related parties and Delphi and certain related parties have exchanged broad, global releases, effective as of the effective date of the Amended GSA (which releases do not apply to certain surviving claims as set forth in the Amended GSA). In addition to providing a release to GM, the Company agreed to withdraw with prejudice the sealed complaint (the “GM Complaint”) filed against GM in the Court on October 5, 2007. In addition, the Modified Plan contains additional mutual releases between GM and the Company.

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

Special Attrition Programs — Previously recognized GM general unsecured claims of $333 million primarily related to the 2006 U.S. hourly workforce attrition programs previously reimbursed by GM have been forgiven and subsumed in the overall $2.5 billion allowed general unsecured claim granted to GM, as discussed above. As of June 30, 2009 and December 31, 2008, Delphi’s receivable from GM related to the funding of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) buydown arrangements under the 2007 U.S. hourly workforce special attrition programs was $52 million and $68 million, respectively. Refer to Note 11. U.S. Employee Workforce Transition Programs for more information.

Master Restructuring Agreement — The Amended MRA was intended to govern certain aspects of Delphi and GM’s commercial relationship since filing for chapter 11 and following Delphi’s emergence from chapter 11. The Amended MRA addresses the scope of GM’s existing and future business awards to Delphi and related pricing and sourcing arrangements, GM commitments with respect to reimbursement of specified ongoing U.S. hourly workforce labor costs, the disposition of certain Delphi facilities, and the treatment of existing commercial agreements between Delphi and GM. The obligations under the Amended MRA generally are not conditioned on the effectiveness of a modified plan of reorganization. GM’s obligations under the Amended MRA are not subject to termination until December 31, 2015 (provided that certain obligations of GM with respect to legacy UAW employees would survive any such termination). The MDA, which was approved by the Court as part of the Modified Plan, will supersede the Amended MRA, and the Amended MRA will be terminated (except as set forth in the MDA).

Existing and Future Business Awards and Related Matters — The Amended MRA (1) addresses the scope of existing business awards, related pricing agreements, and extensions of certain existing supply agreements, including GM’s ability to move production to alternative suppliers, and reorganized Delphi’s rights to bid and qualify for new business awards; (2) eliminates the requirement to implement price-downs with respect to certain businesses since Delphi filed for chapter 11 and restricts GM’s ability to re-source products manufactured at core U.S. operations through at least December 31, 2011 and Mexican operations through December 31, 2010; (3) contains a commitment by GM to provide Delphi with an annual Keep Site Facilitation Fee of $110 million in 2009 and 2010 which is not contingent on Delphi’s emergence from chapter 11, payable in quarterly installments during these periods, which, consistent with Delphi’s policy, will be recognized in earnings over future production periods; and (4) contains commitments by GM concerning the sale of certain of Delphi’s non-core businesses and additional commitments by GM if certain of Delphi’s businesses and facilities are not sold or wound down by specified future dates. On March 31, 2009 and June 30, 2009, Delphi received quarterly installments of the annual Keep Site Facilitation Fee of $27.5 million, of which approximately $21 million and $46 million were recorded as revenue in the three and six months ended June 30, 2009, respectively, and approximately $9 million remains recorded as a deferred liability at June 30, 2009.

Reimbursement of Hourly Labor Costs — GM has agreed to reimburse the Company for hourly workforce labor costs in excess of $26 per hour, excluding certain costs, including hourly pension and OPEB contributions provided under the supplemental wage agreement, at specified UAW manufacturing facilities retained by Delphi. The economic substance of this provision of the Amended MRA is to lower Delphi’s labor costs at specified UAW-represented manufacturing facilities to $26 per hour, excluding certain costs, in order to maintain competitive operations in the U.S. Consistent with the economic substance of this provision, the labor subsidy amounts received by Delphi are recorded as a reduction of cost of sales in the period receivable from GM. During the three and six months ended June 30, 2009, Delphi received $37 million and $75 million, respectively, of reimbursement from GM of hourly labor costs in excess of $26 per hour. Delphi recorded $36 million and $74 million as a reduction to cost of sales during the three and six months ended June 30, 2009, respectively. As of June 30, 2009, $21 million is recorded as receivable from GM.

Production Cash Burn Breakeven Reimbursement — Delphi has agreed to continue manufacturing at certain non-core sites to meet GM’s production requirements and GM is providing operating cash flow breakeven support, or production cash burn breakeven (“PCBB”), from January 1, 2008 through site-specified time periods to compensate Delphi for keeping these sites in production. Additionally, GM has agreed to reimburse capital spending in excess of $500,000 at the PCBB sites from January 1, 2008 through site-specified time periods. PCBB reimbursement, including capital spending, from GM is recognized contemporaneously as incurred, and is treated as a reduction to cost of sales, fixed assets or discontinued operations, as appropriate. During the three and six months ended June 30, 2009, Delphi received $47 million and $103 million, respectively, of PCBB reimbursement from GM. Delphi recorded $27 million and $106 million in income from discontinued operations during the three and six months ended June 30, 2009, respectively. An additional $3 million and $4 million were recorded as a reduction to cost of sales during the three and six months ended June 30, 2009, respectively. As of June 30, 2009, $49 million is recorded as receivable from GM.

Working Capital Backstop — Steering Business — GM agreed to provide payments to Delphi for the Steering Business if the sales value is less than defined estimated working capital amounts of the businesses. In addition, GM agreed to provide payments to Delphi related to the Steering Business if it is not sold prior to the effectiveness of the MRA. GM provided a $210 million advance on working capital recovery to Delphi related to the Steering Business on September 30, 2008. As part of the MDA, an affiliate of GM is expected to acquire the Steering Business, refer to Note 21. Subsequent Events for further information. This payment is recorded as a deferred liability as of June 30, 2009. The Steering Business is reported as discontinued operations, refer to Note 17. Discontinued Operations for further information.

Reimbursement of Hourly Workers’ Compensation and Other Benefits — GM agreed to reimburse Delphi for all current and future workers compensation, disability, supplemental unemployment benefits, and severance obligations paid by Delphi after January 1, 2009 in relation to all current and former UAW-represented hourly active, inactive, and retired employees. Consistent with the substance of the provision, Delphi recognizes future anticipated reimbursements from GM contemporaneously with Delphi’s incurrence of related cash payments. During the three and six months ended June 30, 2009, Delphi received reimbursement from GM of $12 million and $15 million, respectively. Delphi recorded $13 million and $23 million as a reduction to cost of sales during the three and six months ended June 30, 2009, respectively. As of June 30, 2009, $8 million is recorded as receivable from GM.

Accelerated GM North American Payment Terms — The Amended MRA accelerates GM’s North American payment terms through 2011 upon (a) the effectiveness of an agreement giving GM certain access rights to four of the Company’s U.S plants in the event that the reorganized Company experiences extreme financial distress that would prevent Delphi from delivering parts at some point in the future and (b) the consummation of a modified chapter 11 plan of reorganization pursuant to which Delphi emerges with substantially all of its core businesses. As these conditions have not yet occurred, the provisions of this program are not yet effective, and there was no financial impact for this matter in the second quarter of 2009 or 2008.

The following table details changes during the six months ended June 30, 2009 in the GM and affiliates accounts receivable balance attributable to the Amended GSA and the Amended MRA, recorded in GM and affiliates accounts receivable in the accompanying consolidated balance sheet at June 30, 2009 and December 31, 2008:

(in millions)

Balance at December 31, 2008	$141
GM obligations recognized	175
Payments received from GM	(150)

Balance at March 31, 2009	$166
GM obligations recognized	103
Payments received from GM	(126)

Balance at June 30, 2009	$143

As of June 30, 2009, $123 million of the Amended GSA and Amended MRA accounts receivable was included in accounts receivable from General Motors and affiliates and $20 million was included in assets held for sale on the consolidated balance sheet.

The following table details the GM obligations recognized during the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in millions)

Pre-tax earnings	$73	$147
Discontinued operations	27	106
Pass-through OPEB reimbursement	13	32
Buydown true-up (Note 11)	(16)	(16)
Deferred liability	6	9

Total	$103	$278

Pensions — Resolve the current pension funding situation.

Since entering chapter 11, Delphi had generally limited its contributions to the Hourly Plan, the Delphi Retirement Program for Salaried Employees (the “Salaried Plan”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program, the PHI Bargaining Retirement Plan and the PHI Non-Bargaining Retirement Plan (together, the “Pension Plans”) to “normal cost” contributions, which are less than the minimum funding requirements established by the IRC and ERISA. Following the Court’s approval of the Hourly and Salaried Pension Program Modification Motion on September 23, 2008, the Salaried Plan, the Mechatronic Plan, the ASEC Plan, and the PHI Non-Bargaining Plan were frozen effective September 30, 2008. The Hourly Plan was frozen on November 30, 2008. By freezing the Pension Plans, Delphi halted the accrual of normal cost payments going forward, thereby preserving liquidity. Pursuant to the provisions of the Modified Plan, the remaining assets and liabilities of the Hourly Plan would no longer be the responsibility of Delphi. Delphi has indicated that it will be unable to satisfy its U.S. pension funding obligations for those plans covering its salaried employees and certain U.S. subsidiary employees. On July 21, 2009, Delphi announced that the Pension Benefit Guaranty Corporation (the “PBGC”) was expected to make a determination whether or not to initiate the termination process for Delphi’s Pension Plans. On July 22, 2009, the PBGC initiated the process to terminate Delphi’s Pension Plans. Delphi does not believe that a PBGC-initiated termination of the Hourly Plan would violate Delphi’s existing collective bargaining agreements or prior Court orders. Nevertheless, Delphi would not acquiesce to a termination of the Hourly Plan and would not enter into a trusteeship agreement with the PBGC to take over the Hourly Plan absent a Court finding that doing so is not a violation of Delphi’s collective bargaining agreements or a federal district court issues an order terminating the Hourly Plan. On July 30, 2009, the Court approved the Delphi-PBGC Settlement Agreement (defined below) and made the finding that such agreement did not violate Delphi’s collective bargaining agreements, and accordingly, the PBGC and Delphi will execute a termination and trusteeship agreement with respect to the Pension Plans. For additional information regarding the termination and trusteeship agreements with respect to the Pension Plans, refer to Note 21. Subsequent Events.

On July 21, 2009, Delphi reached agreement with the PBGC to settle the PBGC’s various claims against Delphi and its global affiliates (the “Delphi-PBGC Settlement Agreement”). Pursuant to that settlement agreement, the PBGC will receive a $3 billion allowed general unsecured nonpriority claim which will receive the same treatment given to holders of General Unsecured Claims under the Modified Plan. The PBGC will receive additional consideration from GM which, together with the PBGC’s allowed unsecured claim, is in consideration for, among other things, a full release of all causes of action, claims, and liens; the liability to be assumed by the PBGC related to the termination of the Pension Plans; and the withdrawal of all notices of liens filed by the PBGC against Delphi’s global non-U.S. affiliates. The Delphi-PBGC Settlement Agreement was approved by the Court on July 30, 2009.

As stated above, Delphi has not made certain minimum required contributions to the Pension Plans and as a result, the IRS has asserted against Delphi excise taxes in the approximate amounts of $17 million and $18 million for plan years ended September 30, 2005 and September 30, 2007, respectively, and may assert additional excise taxes up to an additional $122 million, $226 million and $1.2 million for plan years ended September 30, 2006, September 30, 2007 and September 30, 2008, respectively. If these asserted assessments are not paid, the IRS could increase the assessments that relate to the Salaried Plan to 100% of any Salaried Plan contributions considered by the IRS to be due and unpaid. However, because the September 29, 2008 414(l) Net Liability Transfer to the GM hourly plan avoided an accumulated funding deficiency in the Delphi Hourly Plan for the plan year ended September 30, 2008, exposure to the 100% excise tax related to the Delphi Hourly Plan has been eliminated for the plan year ended September 30, 2008. Assuming Delphi is assessed excise taxes for all plan years through 2007, the total exposure to date could approximate $383 million, plus interest and penalties, which could be substantial. Additional excise taxes could be assessed with respect to the subsidiary plans if the minimum required contributions to those plans for the plan year ended December 31, 2008, are not paid. To the extent unpaid contributions are not corrected by Delphi, any such excise tax assessments might be increased to 100% of any Salaried Plan and subsidiary plan contributions considered by the IRS to be due and unpaid.

Although the IRS has asserted certain of the excise tax assessments described above and might seek to assess additional excise taxes, plus interest and penalties, related to the Pension Plans, Delphi believes that under the Bankruptcy Code, the Company is not obligated to make contributions for pension benefits while in chapter 11 and that, as a result, the Company would not be liable for any such assessments. Accordingly, management has concluded that an unfavorable outcome is not currently probable and, as of June 30, 2009, no amounts have been recorded for any potential excise tax assessment.

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

Among other things, these agreements generally provided certain members of the union labor workforce options to either retire, accept a voluntary severance package or accept lump sum payments in return for lower hourly wages. Refer to Note 11. U.S. Employee Workforce Transition Programs for more information.

Portfolio — Streamline Delphi’s product portfolio to capitalize on world-class technology and market strengths and make the necessary manufacturing alignment with Delphi’s new focus.

In March 2006, Delphi identified non-core product lines and manufacturing sites that do not fit into Delphi’s future strategic framework, including brake and chassis systems, catalysts, cockpits and instrument panels, door modules and latches, ride dynamics, steering, halfshafts, wheel bearings and power products. With the exception of the catalyst and global exhaust product lines, included in the Powertrain Systems segment (refer to Note 19. Acquisitions and Divestitures), the Company’s non-core product lines are included in discontinued operations, refer to Note 17. Discontinued Operations.

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

Costs recorded in the three and six months ended June 30, 2009 related to the transformation plan for non-core product lines include employee termination benefits and other exit costs and U.S. employee workforce transition program charges and are further described in Note 9. Employee Termination Benefits and Other Exit Costs, Note 11. U.S. Employee Workforce Transition Programs and Note 17. Discontinued Operations. In April 2009, Delphi received Court approval of bidding procedures for the sale of the remaining global suspension and brakes business. Refer to Note 19. Acquisitions and Divestitures for more information.

Cost Structure — Transform the salaried workforce and reduce general and administrative expenses to ensure that the organizational and cost structure is competitive and aligned with Delphi’s product portfolio and manufacturing footprint.

Delphi is continuing to implement restructuring initiatives in pursuit of its transformation objective to reduce selling, general and administrative expenses. These initiatives include changing the model for delivery of financial services, information technology and certain sales administration activities; as well as the reduction of the global salaried workforce by leveraging attrition and using salaried separation plans, and the realignment of certain salaried benefit programs with business conditions. While the continually challenging economic environment persists, further restructuring initiatives continue to be required. Delphi has implemented a number of cash conservation measures, including a short-term salaried layoff plan, the suspension of 2009 pay increases and annual incentive payments for eligible employees, the cessation of health care and life insurance benefits in retirement to salaried employees and retirees effective March 31, 2009 (refer to Note 12. Pension and Other Postretirement Benefits), a decrease in salaried severance payments and the elimination of salaried flex payments in 2009. Delphi continues to reduce other structural costs to further align itself with the current and projected volume outlook.

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

Delphi believes that Appaloosa wrongfully terminated the EPCA and disputes the allegations that Delphi breached the EPCA or failed to satisfy any condition to the Investors’ obligations thereunder as asserted by Appaloosa in its April 4 letter. Delphi’s Board of Directors formed a special litigation committee and engaged independent legal counsel to consider and pursue any and all available equitable and legal remedies, and on May 16, 2008, Delphi filed complaints against the Investors in the Court to seek specific performance by the Investors of their obligations under the EPCA as well as compensatory and punitive damages. No amounts related to this matter have been recorded in Delphi’s financial statements. The Investors filed motions to dismiss Delphi’s complaints, and on July 28, 2008, the Court denied in part and granted in part the Investors’ motions. Subsequently, the Investors filed motions for summary judgment, which are still pending. A trial date will be set following the Court’s ruling on the motions for summary judgment.

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

The Plan of Reorganization

As noted above, due to the Investors failure to fund their commitments under the EPCA, Delphi was unable to consummate the Plan. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of the proposed modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry, adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets.

On June 1, 2009, Delphi filed further proposed modifications to the Plan and related modifications to the Disclosure Statement which set forth the Company’s plans to effect its emergence from chapter 11 reorganization through either a modified reorganization plan or sale under section 363 of the Bankruptcy Code pursuant to which Parnassus and GM Components would operate Delphi’s U.S. and non-U.S. businesses going forward with emergence capital and capital commitments of approximately $3.6 billion and without the legacy costs associated with the North American sites that are being acquired by GM Components together with Delphi’s Steering Business. Certain other residual non-core and non-strategic assets and liabilities were to remain with the Company and were expected to be divested over time.

On June 16, 2009 the Court entered the Solicitation Order approving, among other things, procedures with respect to soliciting votes on the Modified Plan and related disclosures and set a final hearing date to consider the proposed modifications. The Solicitation Order authorized and directed Delphi to solicit votes to accept or reject the plan as modified in accordance with specified procedures and also provided for the creation of a process through which other potential buyers could submit a binding offer for the Company. The deadline for submission by qualified bidders of potential alternative transactions to the transaction announced on June 1, 2009 with Parnassus and GM Components passed without the submission of any potential alternative transactions from any of the three third-party bidders qualified under supplemental procedures previously approved by the Court, but the Company did receive a timely pure credit bid notice from the Administrative Agent in its capacity as administrative agent under the Amended and Restated DIP Credit Facility, on behalf of the DIP Lenders.

On July 27, 2009, following a two-day auction process, Delphi’s Board of Directors, following consultation with Delphi’s official committee of unsecured creditors and its largest U.S.-based union, designated the pure credit bid received from the Administrative Agent on behalf of the DIP Lenders as the “Successful Bid.” Delphi also reached agreements with its official unsecured creditors’ committee and Wilmington Trust Corporation, the indenture trustee for several series of unsecured notes, to withdraw their objections to, and support, the Modified Plan, whether based on the transaction involving Parnassus and GM or the pure credit bid submitted by the Administrative Agent on behalf of Delphi’s DIP Lenders. On July 30, 2009, the Court confirmed Delphi’s Modified Plan, which incorporated the MDA among Delphi on behalf of itself and other affiliated entities, GM, Old GM, and DIP Holdco on behalf of itself and the other DIP Buyers, for the sale and purchase of substantially all of Delphi’s and its subsidiaries’ businesses.

A summary of certain terms of the Modified Plan follows:

Modified Plan
Investors	Acquisition of the Company’s operating businesses by DIP Holdco 3, LLC, and of certain North American operations and the Steering Business by certain affiliates of GM

Emergence Capital and Capital Commitments	No funded debt; instead non-recourse emergence capital funded by GM under the transaction agreements

DIP Holdco 3, LLC has obtained, or will obtain, emergence capital and capital commitments to support the Company’s operating businesses going forward

Defined Benefit Pension Plans	414(l) Transfer of approximately $2.1 billion in net unfunded liabilities was effective on September 29, 2008

PBGC has initiated the termination process for Delphi’s U.S. hourly and salaried pension plans and the other U.S. “subsidiary” plans

GM	GM will purchase certain North American operations and the Steering Business from the Company pursuant to an assignment of rights from the Administrative Agent. GM will not receive any distribution on account of its allowed claims

DIP Facility Revolver Claim	Satisfied in full on the effective date

DIP Facility First Priority Term Claim	Satisfied in full on the effective date

Senior Secured Hedge Obligations	Satisfied pursuant to the terms of the MDA

DIP Facility Second Priority Term Claim	Satisfied in full on the effective date

Secured Claims (Excluding DIP Claims)	Claims will either (i) be paid in equal installments of cash over a period of seven years from the effective date of the Modified Plan with interest accruing at the closing seven-year Treasury Bill rate on the effective date, plus 200 basis points; (ii) receive their collateral free and clear of liens; or (iii) receive such other treatment agreed upon by the parties as is more favorable to the Debtors

Unsecured Creditors	Pro rata share of deferred consideration under the Master Disposition Agreement (in amount not to exceed $300 million)

Post-petition Interest	No postpetition interest will be accrued or paid on General Unsecured Claims

MDL Litigation Claims	No recovery

Equity	No recovery

Additionally, pursuant to an order entered by the Court on July 24, 2009, the Debtors’ exclusive period for filing a plan of reorganization, solely as to the Creditors’ Committee, has been extended through and including September 30, 2009 and the Debtors’ exclusive period for soliciting acceptance of a plan of reorganization, solely as to the Creditors’ Committee, has been extended through and including November 30, 2009.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to consummate the Modified Plan. There can be no assurances that all necessary conditions will be satisfied. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in this

Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Modified Plan was confirmed notwithstanding its deemed rejection by the Company’s equity security holders and certain classes of creditors and notwithstanding the fact that such equity security holders and such classes of creditors will not receive or retain any property under the plan on account of their equity or creditor interests and the fact that distributions to holders of unsubordinated allowed general unsecured claims, if any, are contingent on a number of factors. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

The cost related to the remaining components of the transformation plan will be recognized in the Company’s consolidated financial statements as each other element of the Modified Plan becomes effective, including the remaining portions of the U.S. labor agreements and the MDA. The confirmation and consummation of a plan of reorganization and the agreements incorporated therein will significantly impact Delphi’s accounting for long-lived asset impairments and exit costs related to the sites planned for closure or consolidation, compensation costs for labor recognized over the term of the U.S. labor agreements, and the fair values assigned to assets and liabilities upon Delphi’s emergence from chapter 11, among others. Such adjustments will have a material impact on Delphi’s financial statements.

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

	(Income)/Expense
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)

Salaried OPEB settlement (Note 12)	$—	$—	$(1,168)	$—
Professional fees directly related to reorganization	16	30	39	59
Interest income	—	(2)	—	(4)
Write off of previously capitalized fees or expenses related to the EPCA	—	—	—	79
Other	2	1	3	4

Total Reorganization Items	$18	$29	$(1,126)	$138

Cash paid for professional fees was approximately $41 million and $58 million, respectively, for the six months ended June 30, 2009 and 2008.

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

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, pursuant to the Plan, the Debtors assumed most of their executory contracts and unexpired leases with respect to the Debtors’ operations, and rejected certain of them, with the approval of the Court. As of June 30, 2009, the Debtors’ have received approximately 16,800 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In addition, the Debtors have compared proofs of claim they have received to liabilities they have already scheduled and determined that there are certain scheduled liabilities for which no proof of claim was filed. In the aggregate, total proofs of claim and scheduled liabilities assert approximately $34 billion in liquidated amounts, including approximately $900 million in intercompany claims, and additional unliquidated amounts. As is typical in reorganization cases, differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. Many of these claims have been found to be duplicative, based on contingencies that have not occurred, or are otherwise overstated, and therefore have been determined to be invalid. As a result, the aggregate amount of claims filed with the Court exceeds the amount that has been to date allowed by the Court. As of June 30, 2009, the Debtors have filed 33 omnibus claims objections that objected to claims on procedural or substantive grounds. Pursuant to these claims objections, the Debtors have objected to approximately 14,000 proofs of claim asserting approximately $10.6 billion in aggregate liquidated amounts plus additional unliquidated amounts. As of June 30, 2009, the Court has entered orders disallowing and/or claimants have withdrawn approximately 9,800 of those claims, which orders reduced the amount of asserted claims by approximately $9.5 billion in aggregate liquidated amounts plus additional unliquidated amounts. In addition, the Court has entered an order modifying approximately 4,000 claims reducing the aggregate amounts asserted on those claims by $352 million, which amounts are subject to further objection by the Debtors at a later date on any basis. The Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. The determination of how these liabilities are to be settled and treated is set forth in the Plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. Classification for purposes of these financial statements of any prepetition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or a legal conclusion by the Debtors as to the manner of classification, treatment, allowance, or payment in the Debtors’ chapter 11 cases, including in connection with any plan of reorganization that may be confirmed by the Court and that may become effective pursuant to an order of the Court. As of January 25, 2008, the total general unsecured claims, other than funded debt claims, against the Company had been reduced to an amount of approximately $1.45 billion. Refer to Plan of Reorganization and Transformation Plan above for details on the chapter 11 cases.

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

Liabilities subject to compromise consist of the following:

	June 30,	December 31,
	2009	2008
	(In millions)

Pension obligations (Note 12)	$5,383	$5,321
Postretirement obligations other than pensions (Note 12)	24	1,201
Allowed GM general unsecured claim	2,500	2,500
Allowed GM administrative claim	1,628	1,628
Allowed IUE-CWA and USW claims	129	129
Debt and notes payable	1,984	1,984
Accounts payable	733	732
Junior subordinated notes due 2033	391	391
Securities & ERISA litigation liability (Note 13)	351	351
Supplemental executive retirement program	117	118
Labor union training funds	95	96
Other	131	132

Total Liabilities Subject to Compromise	$13,466	$14,583

The decrease in liabilities subject to compromise at June 30, 2009 is due to the impact of the termination of health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses effective March 31, 2009 (refer to Note 12. Pension and Other Postretirement Benefits).

3.	INVENTORIES, NET

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. A summary of inventories, net is shown below:

	June 30,	December 31,
	2009	2008
	(in millions)

Productive material	$556	$635
Work-in-process and supplies	193	247
Finished goods	304	345

Total	$1,053	$1,227

4.	ASSETS

Other current assets consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Income and other taxes receivable	$172	$239
Prepaid insurance and other expenses	120	119
Deferred income taxes	93	96
Deposits to vendors	37	46
Notes receivable	21	28
Debt issuance costs	—	56
Other	13	25

Total	$456	$609

Other long-term assets consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Deferred income taxes	$72	$85
Spare parts	87	88
Notes receivable	18	21
Income and other taxes receivable	117	91
Goodwill (Note 6)	63	62
Intangible assets	23	28
Deferred charges	14	14
Other investments	18	25
Other	47	39

Total	$459	$453

5.	LONG-LIVED ASSET IMPAIRMENT

Delphi evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test the recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of the assets was determined based on the “held for use” classification. Delphi recorded long-lived asset impairment charges totaling $36 million and $37 million for the three and six months ended June 30, 2009, respectively, and $5 million and $6 million for the three and six months ended June 30, 2008, respectively, in depreciation and amortization.

Included in the totals above, during the second quarter of 2009, Delphi’s Electronics and Safety segment recorded $34 million of long-lived asset impairment charges related to the exit of its occupant protection systems business in North America and Europe. Also, in 2008, Delphi made the decision to divest the occupant protection systems business in Germany. Based on an estimate of anticipated proceeds, Delphi recognized a charge of $13 million, included in cost of sales, in the fourth quarter of 2008. The divestiture is expected to occur during 2009.

During the second quarter of 2009, Delphi’s Electrical/Electronic Architecture segment recognized a charge of $7 million in cost of sales related to assets held for sale of a certain facility in North America that it intends to sell. The sale is expected to occur during the third quarter of 2009. Additionally, Delphi’s Powertrain Systems segment recognized a charge of $3 million in cost of sales related to the assets held for sale of the Exhaust Business (as defined in Note 19. Acquisitions and Divestitures). Refer to Note 19. Acquisitions and Divestitures for more information.

6.	GOODWILL

At June 30, 2009 and December 31, 2008, Delphi’s goodwill balance in Corporate and Other was approximately $63 million and $62 million, respectively.

Delphi reviews the recoverability of goodwill annually on May 31 and at any other time when business conditions indicate a potential change in recoverability. Delphi’s annual recoverability tests on May 31, 2009 did not present any indicators of impairment. In conjunction with Delphi’s annual recoverability test on May 31, 2008, the deterioration of Delphi’s financial performance, combined with an unfavorable outlook, were indicators for potential impairment. More specifically, during the second quarter of 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture segment to be less than its book value. The fair value was also adversely affected by declining industry market valuation metrics. Accordingly, the Company recorded $168 million of goodwill impairment charges during the three and six months ended June 30, 2008 related to the Electrical/Electronic Architecture segment.

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

7.	LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Payroll-related obligations	$238	$202
Employee benefits, including current pension obligations	119	135
Accrued income taxes	55	69
Taxes other than income	217	195
Warranty obligations (Note 8)	125	128
U.S. employee workforce transition program (Note 11)	81	115
Employee termination benefits and other exit costs (Note 9)	147	163
Interest on prepetition claims (Note 1)	415	415
Working capital backstop — Steering Business (Note 2)	210	210
Derivative financial instruments (Note 16)	139	132
Accrued interest	171	1
Other	352	320

Total	$2,269	$2,085

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Workers compensation	$303	$325
Environmental (Note 13)	89	97
Extended disability benefits	62	60
Warranty obligations (Note 8)	206	236
Payroll-related obligations	30	35
Accrued income taxes	75	71
Other long-term debt (Note 10)	68	55
Derivative financial instruments (Note 16)	35	36
Other	113	95

Total	$981	$1,010

8.	WARRANTY OBLIGATIONS

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

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2009:

Warranty
Obligations
(in millions)

Balance at December 31, 2008	$364
Provision for estimated warranties issued during the period	27
Provision for changes in estimate for preexisting warranties	2
Settlements made during the period (in cash or in kind)	(64)
Foreign currency translation and other	2

Balance at June 30, 2009	$331

Approximately $125 million and $128 million of warranty obligations as of June 30, 2009 and December 31, 2008, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $206 million and $236 million of warranty obligations as of June 30, 2009 and December 31, 2008, respectively, is included in other long-term liabilities.

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

The following table summarizes the employee termination benefit and other exit cost charges recorded for the three and six months ended June 30, 2009 and 2008 by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Segment	2009	2008	2009	2008
	(in millions)

Electronics & Safety	$18	$11	$35	$39
Powertrain Systems	14	6	19	10
Electrical/Electronic Architecture	23	19	55	32
Thermal Systems	2	6	4	9
Corporate and Other	(1)	—	(7)	—

Continuing Operations	56	42	106	90
Discontinued Operations	5	25	4	103

Total	$61	$67	$110	$193

Cost of sales	52	39	98	85
Selling, general and administrative expenses	4	3	8	5
Discontinued operations	5	25	4	103

The table below summarizes the activity in the employee termination benefits and exit costs liability for the six months ended June 30, 2009:

	Employee
	Termination	Other Exit
	Benefits	Costs	Total
		(in millions)

Accrual balance at December 31, 2008	$205	$45	$250
Provision for estimated expenses incurred during the period	87	39	126
Provision for changes in estimates for preexisting programs	(15)	(1)	(16)
Payments made during the year	(130)	(41)	(171)
Severance reimbursable by GM under the Amended MRA	29	—	29
Foreign currency and other	11	(4)	7

Accrual balance at June 30, 2009	$187	$38	$225

Approximately $147 million and $163 million of the employee termination benefits and other exit costs accrual balance as of June 30, 2009 and December 31, 2008, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets. Approximately $18 million and $13 million of the employee termination benefits and other exit costs accrual balance as of June 30, 2009 and December 31, 2008, respectively, is included in other long-term liabilities. Approximately $60 million and $74 million of the employee termination benefits and other exit costs accrual balance as of June 30, 2009 and December 31, 2008, respectively, is included in liabilities held for sale.

Delphi has initiated several programs to streamline operations and lower costs. The following are details of significant charges during the three and six months ended June 30, 2009.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture and Thermal Systems segments executed initiatives to realign manufacturing operations within North America to lower cost markets and to reduce headcount in line with the realigned manufacturing operations, and incurred approximately $30 million and $55 million of employee termination benefits and other related exit costs during the three and six months ended June 30, 2009, respectively. Delphi also incurred approximately $6 million and $13 million of employee termination benefits and other related exit costs during the three and six months ended

June 30, 2009, respectively, in discontinued operations related to initiatives to realign manufacturing operations within North America to lower cost markets. Additionally, European, South American and Asian operations in the Electronics and Safety and Electrical/Electronic Architecture segments incurred $10 million and $21 million of employee termination benefits and other exit costs in conjunction with headcount reductions and programs related to the rationalization of manufacturing and engineering process. Additionally, the Electronics and Safety segment incurred $4 million of costs related to upcoming sales and wind-down of its occupant protection systems business in North America and Europe during the three and six months ended June 30, 2009. Offsetting these costs, was a change in estimate to a previously accrued liability related to settlements with the UAW and various other labor unions of $3 million and $10 million recorded during the three and six months ended June 30, 2009, respectively.

•	Transformation plan activities. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the three and six months ended June 30, 2009 for involuntary separation and incurred $6 million and $23 million, respectively, in related employee termination benefits included in continuing operations. Delphi also incurred $6 million of U.S. salaried separations recorded in discontinued operations for the six months ended June 30, 2009. As a result of the Amended MRA, $53 million of U.S. employee termination benefits have been or will be reimbursed by GM during the six months ended June 30, 2009, respectively, of which $44 million and $9 million, respectively, related to U.S. hourly separations U.S. salaried separations, respectively.

The following are details of significant charges during the three and six months ended June 30, 2008.

•	Realignment of existing manufacturing capacity and closure of facilities. As part of Delphi’s ongoing efforts to lower costs and operate efficiently, Delphi’s Electronics & Safety segment and the Automotive Holdings Group, which is reported in discontinued operations, planned to transfer core products manufactured at a shared location in Portugal to a lower cost market and exit non-core products from that facility and recognized employee termination benefits of $44 million during the six months ended June 30, 2008, of which $29 million was recorded in discontinued operations. Additionally, Electronics & Safety, Powertrain Systems, Electrical/Electronic Architecture and Thermal Systems segments executed initiatives to realign manufacturing operations within North America to lower cost markets, and incurred approximately $15 million and $36 million of employee termination benefits and other related exit costs during the three and six months ended June 30, 2008, respectively. Delphi also incurred approximately $3 million and $5 million of employee termination benefits and other related exit costs during the three and six months ended June 30, 2008, respectively, in discontinued operations related to initiatives to realign manufacturing operations within North America to lower cost markets. Additionally, European, South American and Asian operations in the Powertrain Systems and Electrical/Electronic Architecture segments incurred $5 million of employee termination benefits and other exit costs in conjunction with headcount reductions and programs related to the rationalization of manufacturing and engineering process during the three months ended June 30, 2008.

•	Transformation plan activities. As part of an initiative to sell or wind down non-core product lines, Delphi incurred employee termination benefits and other exit costs of $6 million and $37 million related to the closure of a manufacturing facility in Athens, Alabama during the three and six months ended June 30, 2008, respectively, which related to the Steering Business and was recorded in loss from discontinued operations. As part of an effort to transform its salaried workforce and reduce general and administrative expenses, Delphi identified certain salaried employees in North America during the three and six months ended June 30, 2008 for involuntary separation and incurred $15 million and $21 million, respectively, in related employee termination benefits in the Electronics & Safety, Powertrain Systems and Electrical/Electronic Architecture. Delphi also incurred $9 million and $21 million of U.S. salaried separations recorded in discontinued operations for the three and six months ended June 30, 2008, respectively.

10.	DEBT

Amended and Restated DIP Credit Facility and Accommodation Agreement

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Amended and Restated DIP Credit Facility, which amendments and extension became effective in May 2008. As a result, the Amended and Restated DIP Credit Facility is the aggregate size of $4.35 billion (as compared to $4.5 billion), consisting of a $1.1 billion first priority revolving credit facility (the “Tranche A Facility” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”).

On December 12, 2008, Delphi entered into the Accommodation Agreement allowing Delphi to retain the proceeds of its Amended and Restated DIP Credit Facility. Under the Accommodation Agreement, the lenders under the Amended and Restated DIP Credit Facility have agreed among other things to allow Delphi to continue using the proceeds of such facility and to forbear from the exercise of certain default-related remedies in each case until June 30, 2009 subject to continued compliance of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement, as amended).

Throughout the first and second quarters of 2009 and through August 11, 2009, Delphi entered into several further amendments and supplements to the Accommodation Agreement (the “Accommodation Agreement Amendments”), which further extended certain milestone dates in the Accommodation Agreement and ultimately extended the accommodation period under the Accommodation Agreement to August 13, 2009 until 8:00 p.m. (Eastern time). Additionally, pursuant to the Accommodation Agreement Amendments, among other things, (i) the lenders have postponed Delphi’s obligations to make current payments of interest in respect of the Tranche C Term Loan, (ii) Delphi has the ability to access certain cash collateral baskets to make certain distributions consistent with the MDA and the Modified Plan and (iii) to the extent that such cash is used in a manner consistent with the MDA and the Modified Plan, Delphi is permitted to access certain cash from its foreign subsidiaries without using the proceeds thereof to repay the DIP loans (as was previously required under the Accommodation Agreement). For a full description of each of the amendments, see Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008 and Delphi’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 and Delphi’s Current Reports on Form 8-K filed with the United States Securities and Exchange Commission on June 2, 2009, June 9, 2009, June 18, 2009, June 22, 2009, June 24, 2009, July 1, 2009, July 8, 2009, July 13, 2009, July 20, 2009, July 22, 2009, July 30, 2009, July 30, 2009, August 3, 2009, August 5, 2009, August 7, 2009 and August 10, 2009. The following description of the Accommodation Agreement reflects all amendments through the date hereof.

In connection with an amendment entered on March 31, 2009, Delphi applied all previously collected interest payments in respect of the Tranche C Term Loan, approximately $86 million, ratably as repayments of principal outstanding under the Tranche A Facility and the Tranche B Term Loan. In conjunction with the effectiveness of this amendment, $25 million of amounts in a cash collateral account were ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan. In addition, the amendment entered on April 22, 2009 provides that all future Tranche C interest payments will be applied ratably to repayments of principal amounts outstanding under the Tranche A Facility and the Tranche B Term Loan until paid in full. Delphi continues to recognize the contractual accrued interest on the Tranche C Term Loan.

Termination Date of the Accommodation Agreement

Under the Accommodation Agreement (as amended through the date of this report), Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until the earlier to occur of (i) August 13, 2009 at 8:00 p.m. (Eastern time); (ii) Delphi’s failure to comply with its covenants, including the milestone dates described below, under the Accommodation Agreement or the occurrence of certain other events set forth in the Accommodation Agreement; and (iii) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions). To date, Delphi has been successful in obtaining short-term extensions to the termination date of the Accommodation Agreement and will continue to seek such extensions until such time as the Modified Plan is effective, however, there can be no assurances that it will continue to be successful in obtaining such extensions as needed.

Additionally, the accommodation period under the Accommodation Agreement will terminate on August 14, 2009, in the event that a majority of the Tranche A and Tranche B lenders who have signed the Accommodation Agreement and a majority of all lenders who signed the Accommodation Agreement have not notified Delphi that a detailed term sheet, which has been agreed to by both GM and the U.S. Treasury and which sets forth the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases, including, without limitation, all material transactions between Delphi and GM relevant to such resolution, delivered by Delphi to the agent under the Amended and Restated DIP Credit Facility, is satisfactory on or before August 13, 2009.

Requirements of the Accommodation Agreement

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, as of December 12, 2008, the effective date of the Accommodation Agreement, Delphi is no longer able to make additional draws under the facility. However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement), in addition to the provisions of the Accommodation Agreement. To date, Delphi has been able to maintain sufficient liquidity to continue operations, however, there can be no assurances this will continue to be the case, (refer to Liquidity Outlook in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Terms of the Amended and Restated DIP Credit Facility and Accommodation Agreement

The facilities currently bear interest at the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent, as detailed in the table below, and the amounts outstanding (in millions) and rates effective as of June 30, 2009 were:

		Borrowings as of	Rates Effective as of
		June 30,	June 30,
	ABR plus	2009	2009
		(in millions)

Tranche A	5.00%	$230	9.25%
Tranche B	5.00%	$311	9.25%
Tranche C	6.25%	$2,750	10.50%

The Tranche A, Tranche B and Tranche C facilities include an ABR floor of 4.25%.

The Company had $46 million in letters of credit outstanding under the Revolving Facility as of June 30, 2009. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Accommodation Agreement. Under the Accommodation Agreement, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate. Based on the borrowing base computation in effect at June 30, 2009, as defined in the Accommodation Agreement, Delphi’s borrowing base was reduced by a deduction of $116 million for unrealized losses related to Delphi’s hedging portfolio, which as of June 30, 2009 resulted in net losses included in accumulated other comprehensive income (“OCI”) of $219 million pre-tax, primarily related to copper and Mexican Peso hedges, as further described in Note 16. Financial Instruments, Derivatives and Hedging Activities and Fair Value Measurements.

The Amended and Restated DIP Credit Facility and the Accommodation Agreement includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability, among other things, to incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock.

The Amended and Restated DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, and interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The Accommodation Agreement contains further defaults and events of default, the occurrence of which (absent a waiver or cure thereof within the applicable grace period) could result in the termination of the accommodation period under the Accommodation Agreement. Delphi was in compliance with the Amended and Restated DIP Credit Facility and Accommodation Agreement covenants as in effect on June 30, 2009.

In the six months ended June 30, 2009, the Company received authority from the Court to pay applicable fees to various lenders in conjunction with certain amendments entered into during the first and second quarters of 2009, and paid approximately $38 million in fees to the consenting lenders for all amendments. Delphi also paid arrangement and other fees to various lenders associated with the amendments.

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

On September 26, 2008, the Court granted Delphi’s motion to amend the original GM Advance Agreement to provide for a $300 million facility, which could be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008 and to give GM an administrative claim for all unpaid advances under such additional facility.

On June 10, 2009, the Court granted Delphi’s motion to further amend and restate the original GM Advance Agreement between Delphi and GM. The effectiveness of the amendment and restatement was subject to certain conditions precedent which were fully satisfied on June 16, 2009. Pursuant to the amendment and restatement of the GM Advance Agreement, GM agreed to furnish a $250 million credit facility (the “Tranche C Facility”) to Delphi subject to certain conditions specified therein. The following description of the terms of the Tranche C Facility is qualified by reference to the full text of the GM Advance Agreement (as so amended and restated through the date hereof). The GM Advance Agreement did not materially alter the terms and conditions of the original GM Advance Agreement with respect to the previously agreed to $300 million facility (the “Tranche B Facility”), however, the commitments under the Tranche B Facility have expired and all loans under the Tranche B Facility are required to be repaid concurrently with the repayment of the loans under the Tranche C Facility. Between July 23, 2009 and August 11, 2009, Delphi entered into further amendments to the GM Advance Agreement. The combined effect of these amendments was to extend the deadline for Delphi to satisfy certain milestones, which if not met, would prevent Delphi from continued access to the Tranche C Facility. To date, Delphi has been successful in obtaining short-term extensions of the deadline concurrent with the extensions of the termination date of the Accommodation Agreement and will continue to seek such extensions until such time as the Modified Plan is effective, however, there can be no assurances that it will continue to be successful in obtaining such extensions as needed. For more details regarding the GM Advance Agreement and the various amendments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Additionally, GM has agreed, subject to certain conditions, to accelerate payment of certain payables up to $300 million to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement (“PTAP”). As of June 30, 2009, GM had accelerated payment of $300 million under such agreement and therefore no amounts remain to be accelerated thereunder. The PTAP provides that GM will generally recoup these accelerated payments from its September, 2009 MNS-2 payment to Delphi.

The GM Advance Agreement (as amended and restated) currently has a targeted cash balance amount of $25 million and Delphi is required to use any free cash flow above the targeted cash balance amount (as determined in accordance with the GM Advance Agreement) to repay from time to time (in accordance with the GM Advance Agreement) any amounts outstanding thereunder. As of June 30, 2009, $400 million was outstanding pursuant to the GM Advance Agreement and $150 million was available for future advances. As of July 31, 2009, the remaining $150 million was outstanding pursuant to the GM Advance Agreement and there were no amounts available for future advances. There can be no assurances, however, that GM will have sufficient liquidity to continue to advance amounts under the GM Advance Agreement. Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II. Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in this Quarterly Report on Form 10-Q for risks and uncertainties related to Delphi’s business relationship with GM.

Other Matters

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

11.	U.S. EMPLOYEE WORKFORCE TRANSITION PROGRAMS

The following table represents the activity in the U.S. employee workforce transition program liability for the six months ended June 30, 2009:

U.S. Employee Workforce Transition Program Liability

		Pre-Retirement
	Buydown Wage	Program
	Liability	Liability	Total
		(in millions)

Balance at December 31, 2008	$83	$40	$123
Buydown true-up	(17)	—	(17)
Payments	—	(22)	(22)

Balance at June 30, 2009	$66	$18	$84

During the second quarter of 2009, the buydown wage asset and liability were adjusted to exclude sites that were no longer expected to be active at the time of the final buydown payment in October 2009. Approximately $16 million of the adjustment relates to sites that are included in the UAW buydown arrangements under the 2007 U.S. hourly workforce special attrition programs.

At June 30, 2009 and December 31, 2008, $81 million and $115 million, respectively, of the U.S. employee workforce transition program liability is included in accrued liabilities, and $3 million and $8 million, respectively, is included in other long-term liabilities in the consolidated balance sheets. At June 30, 2009 and December 31, 2008, Delphi had $52 million and $68 million, respectively, of buydown wage liability recorded as a receivable from GM related to Delphi’s buydown wage obligations pursuant to the terms of the Amended GSA (see Note 2. Transformation Plan and Chapter 11 Bankruptcy).

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS

As of June 30, 2009, Delphi sponsored pension plans covering unionized employees in the U.S., which generally provided benefits of stated amounts for each year of service, as well as supplemental benefits for employees who qualify for retirement before normal retirement age. Delphi also sponsored defined benefit plans covering U.S. salaried employees, with benefits generally based on years of service and salary history. Certain Delphi employees also participated in non-qualified pension plans covering executives, which are based on targeted wage replacement percentages and are unfunded. Delphi’s funding policy with respect to its qualified plans was to contribute annually, not less than the minimum required by applicable laws and regulations, including the Bankruptcy Code. Certain of Delphi’s non-U.S. subsidiaries also sponsored defined benefit pension plans, which generally provided benefits based on negotiated amounts for each year of service. Delphi’s primary non-U.S. plans are located in Germany, Mexico and the United Kingdom (“UK”). The UK and certain Mexican plans are funded quarterly.

Delphi froze the Salaried Plan, the Supplemental Executive Retirement Program (“SERP”), the ASEC Manufacturing Retirement Program, the Delphi Mechatronics Retirement Program and the PHI Non-Bargaining Retirement Plan effective September 30, 2008. Effective as of October 1, 2008, Delphi’s existing Savings-Stock Purchase Program for Salaried Employees was renamed the Salaried Retirement Savings Program and was enhanced to provide a Delphi matching contribution and a 4% non-elective Delphi retirement contribution. Additionally, Delphi reached agreement with its labor unions resulting in a freeze of traditional benefit accruals under the Hourly Plan effective as of November 30, 2008. Certain collectively bargained hourly employees continued earning accruals under the Hourly Plan’s Individual Retirement Plan formula (a cash balance benefit providing an annual pay credit accrual of 5.4% of base wages) prior to the Hourly Plans termination by the PBGC. In conjunction with the modifications to its confirmed plan of reorganization filed on June 1, 2009, the remaining assets and liabilities of the Hourly Plan will no longer be the responsibility of Delphi. Delphi has also indicated that it will be unable to satisfy its U.S. pension funding obligations for those plans covering its salaried employees and certain U.S. subsidiary employees. On July 22, 2009, the PBGC initiated the process to terminate Delphi’s Pension Plans. Delphi does not believe that a PBGC initiated termination of the Hourly Plan would violate Delphi’s existing collective bargaining agreements or prior Court orders. Nevertheless, Delphi would not acquiesce to a termination of the Hourly Plan and would not enter into a trusteeship agreement with the PBGC to take over the Hourly Plan without (i) a Court finding that doing so would not be a violation of Delphi’s collective bargaining agreements or (ii) a federal district court order terminating the Hourly Plan. On July 30, 2009, the Court approved the Delphi-PBGC Settlement Agreement and made the finding that such agreement did not violate Delphi’s collective bargaining agreements. Accordingly, the PBGC and Delphi will execute a termination and trusteeship agreement with respect to the Pension Plans. Termination of the plans by the PBGC will likely result in settlement accounting in the third quarter of 2009.

On March 11, 2009, the Court issued a final order approving Delphi’s motion to terminate retiree medical and life insurance benefits (collectively “OPEB”) benefits in retirement to salaried employees, retirees, and surviving spouses after March 31, 2009 based on the Court’s finding following consideration of materials provided by the retirees’ committee appointed by the U.S. Trustee (the “Retirees’ Committee”), which committee was established to review whether it believes that any of the affected programs involved vested benefits (as opposed to “at will” or discretionary, unvested benefits), that the Company had met its evidentiary burdens. The Court also approved a settlement agreement (the “Settlement”), between Delphi and the Retirees’ Committee and the Delphi Salaried Retirees’ Association (the “Association”) settling any and all rights for the parties to appeal the Court’s March 11, 2009 final order authorizing Delphi to terminate salaried OPEB benefits to the U.S. District Court for the Southern District of New York (the “District Court”). Refer to Delphi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for the details of the Settlement. Delphi recognized a salaried OPEB settlement gain from reorganization of $1,168 million during the six months ended June 30, 2009.

The amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three- and six-month periods ended June 30, 2009 and 2008 for U.S. and non-U.S. employees:

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(in millions)

Service cost(a)	$5	$41	$10	$11	$1	$8
Interest cost	168	214	25	24	—	137
Expected return on plan assets	(146)	(218)	(21)	(23)	—	—
Settlements	—	—	27	13	2	—
Amortization of prior service costs	7	4	1	3	(3)	(26)
Amortization of actuarial losses	54	6	5	2	—	11

Net periodic benefit cost	$88	$47	$47	$30	$—	$130

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(in millions)

Service cost(a)	$11	$82	$19	$22	$6	$15
Interest cost	336	427	43	47	18	274
Expected return on plan assets	(292)	(436)	(34)	(46)	—	—
Settlements	—	—	41	24	(1,175)	—
Amortization of prior service costs	13	11	1	4	(27)	(53)
Amortization of actuarial losses	108	11	9	8	9	22

Net periodic benefit cost (benefit)	$176	$95	$79	$59	$(1,169)	$258

(a)	Includes $8 million and $17 million for the three and six months ended June 30, 2008, respectively, of costs previously accrued related to the U.S. employee workforce transition programs.

Net periodic benefit cost above reflects approximately $4 million and $5 million for the three and six months ended June 30, 2009, respectively, and $16 million and $34 million for the three and six months ended June 30, 2008, respectively, that were included in loss from discontinued operations.

Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for information about the funding of Delphi’s pension plans and excise taxes asserted by the IRS against Delphi.

13.	COMMITMENTS AND CONTINGENCIES

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

On January 25, 2008, the Court approved the MDL Settlements. As originally approved, under the terms of the MDL Settlements, the Lead Plaintiffs in the Securities Action and the named plaintiffs in the ERISA Action were to receive claims that were to be satisfied through Delphi’s Plan as confirmed by the Court pursuant to the confirmation order. As a result of the terms of the Modified Plan, the terms of the MDL Settlement were materially revised as more fully described below. Under the Securities Settlement, (i) the Lead Plaintiffs were to have been granted an allowed claim in the face amount of $179 million, which was to have been satisfied by Delphi providing $179 million in consideration in the same form, ratio, and treatment as that which was to be used to pay holders of general unsecured claims under its Plan, and (ii) the class in the Securities Action will receive $15 million to be provided by a third party, a distribution of insurance proceeds of up to approximately $89 million, including a portion of the remainder of any insurance proceeds that are not used by certain former officers and directors who are named defendants in various actions, and a distribution of approximately $2 million from certain underwriters named as defendants in the Securities Actions. In addition, Delphi’s insurance carriers have also agreed to provide $20 million to fund any legal expenses incurred by certain of the former officer and director named defendants in defense of any future civil actions arising from the allegations raised in the securities cases. If an individual plaintiff opts out of the settlement reached with the Lead Plaintiffs and ultimately receives an allowed claim in Delphi’s chapter 11 cases, the amount received by the opt-out plaintiff will be deducted from the amount received by the class in the Securities Action. Delphi will object to any claims filed by opt-out plaintiffs in the Court, and will seek to have such claims expunged. The MDL Settlements also provide for the dismissal with prejudice of the ERISA Action and Securities Action and a release of certain claims against the named defendants, including Delphi, certain of Delphi’s current directors and officers, the former directors and officers who are named defendants, and certain of the third-party defendants.

In connection with the Modified Plan, the parties to the MDL settlements reached agreement on modifications to the MDL Settlements that allow for the MDL Settlements, as modified, to become effective in advance of or separately from the resolution of Delphi’s chapter 11 cases and absent the payment of the $15 million amount to be provided by a third party. Additionally, the modifications provide for no recovery under the resolution of Delphi’s chapter 11 cases. The modifications were approved by the Court on July 23, 2009 and are still subject to approval by the District Court.

The settlement of the ERISA Action is structured similarly to the settlement reached with the Lead Plaintiffs and has been similarly modified. The claim of the named plaintiffs in the ERISA Action was to have been an allowed claim in the amount of approximately $25 million and was to have been satisfied with consideration in the same form, ratio, and treatment as that which will be used to pay holders of general unsecured claims under the plan of reorganization. The modifications to the MDL Settlement eliminated the allowed claim, and as a result, the class in the ERISA Action will also receive a distribution of insurance proceeds in the amount of approximately $22 million. Unlike the settlement of the Securities Action, no member of the class in the ERISA Action can “opt out” of the settlement.

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

As a result of the MDL Settlements, as of June 30, 2009 and December 31, 2008, Delphi has a liability of $351 million recorded for this matter. Delphi maintains directors and officers insurance providing coverage for indemnifiable losses of $100 million, subject to a $10 million deductible, and a further $100 million of insurance covering its directors and officers for nonindemnifiable claims, for a total of $200 million. As part of the settlement, the insurers contributed the entire $100 million of indemnifiable coverage, and a portion of the nonindemnifiable coverage. In conjunction with the MDL Settlements, Delphi expects recoveries of approximately $130 million for the settlement amounts provided to the plaintiffs from insurers, underwriters, and third-party reimbursements and will record such recoveries on the effective date of the MDL Settlements.

Salaried OPEB Settlement

The Court approved a settlement between Delphi and the group of retirees who had filed objections to Delphi’s motion seeking the authority to cease providing health care and life insurance benefits in retirement to salaried employees, retirees, and surviving spouses as of March 31, 2009. Refer to Note 12. Pension and Other Postretirement Benefits for more information.

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

During the six months ended June 30, 2008, Delphi recovered $28 million from an affiliated supplier and recorded it as a reduction of warranty expense. Delphi began experiencing quality issues regarding parts purchased by Delphi’s Thermal Systems segment during the third quarter of 2006 and established warranty reserves of approximately $60 million to cover the cost of various repairs that may be implemented. The reserve has subsequently been adjusted for payments and settlements. As of June 30, 2009 and December 31, 2008, the related reserve was $14 million and $17 million, respectively.

During 2007, Delphi observed higher than normal warranty claims on engine electronic control units supplied for certain 2005-2007 vehicle models by Delphi’s Powertrain Systems segment and recorded $93 million of additional warranty expense in cost of sales in 2007. In July 2009, Delphi negotiated an agreement in principle with its customer on this matter for $73 million. Including approximately $11 million of warranty costs already incurred by Delphi to date, the remaining amount will be paid over the product life of the supplied control units or approximately eight years.

During the second quarter of 2009, Delphi received notice of a warranty issue with certain diesel products in Delphi’s Powertrain Systems segment and recorded approximately $20 million of additional warranty expense in cost of sales.

Environmental Matters

As previously disclosed, with respect to environmental matters, Delphi has received notices that it is a potentially responsible party (“PRP”) in proceedings at various sites, including the Tremont City Landfill Site (the “Site”) located in Tremont, Ohio, which is alleged to involve ground water contamination. For most of these sites, Delphi does not have liability under applicable federal or state environmental laws because the waste disposal which is the subject of the proceedings at the various sites took place prior to Delphi’s separation from GM in January 1, 1999. However, pursuant to the separation arrangements between Delphi and GM including that certain Environmental Matters Agreement, the parties agreed that with respect to liability for offsite waste disposal, Delphi was responsible for and would indemnify and hold harmless GM for certain environmental liabilities. Specifically, GM retained responsibility for sites where GM’s liability was known or alleged prior to January 1, 1999, except that Delphi is responsible for any wastes Delphi contributed to these sites after January 1, 1999. Delphi, however, is not responsible for any contributions to these sites from the facilities transferred to Delphi that occurred prior to January 1, 1999. At other waste disposal sites, such as the Site, GM’s and Delphi’s respective liability is to be allocated based on each party’s respective contribution of wastes to such sites. In particular, GM’s liability is based on contributions from the facilities it retained in the separation and any other facility owned or operated by GM, except the facilities transferred to Delphi; and Delphi’s liability is based on contributions from the facilities transferred to Delphi and any other facility owned or operated by Delphi. The description of Delphi’s future exposure with respect to the Site described below as well as other waste disposal sites for contributions made prior to January 1, 1999 from facilities it received from GM in the separation as discussed below is premised on the continued effectiveness of the Environmental Matters Agreement. If the Modified Plan is consummated as described in Note 2. Transformation Plan and Chapter 11 Bankruptcy, the Environmental Matters Agreement will be terminated, and Delphi will no longer have future exposure for the Site or for many other sites where it has been named a PRP.

In September 2002, Delphi and other PRPs entered into a Consent Order with the U.S. Environmental Protection Agency (“EPA”) to perform a Remedial Investigation and Feasibility Study (the “Feasibility Study”) concerning a portion of the Site. The Remedial Investigation and Alternatives Array Document were finalized in 2007. The Feasibility Study was approved (with modifications) by the EPA on November 25, 2008. On December 11, 2008, Delphi and the other PRPs filed a Notice of Objection and Invocation of Dispute Resolution with the EPA. Delphi and the other PRPs believe that the modifications to the Feasibility Study required by the EPA are not supported by the site assessment information developed to date, and would have the effect of unjustifiably increasing the likelihood of the EPA ultimately selecting excavation as the remedial approach for the Site. The dispute resolution process is pending. In the interim, Delphi and the other PRPs and the EPA are evaluating an additional remedial alternative for inclusion in the Feasibility Study. The additional remedy would involve installation of numerous wells at the Site for removal of liquid wastes. A Record of Decision is expected to be issued in late 2009 or 2010. Although Delphi believes that capping and future monitoring alone would be an appropriate and protective remedy, a different cleanup approach ultimately may be required for the Site. Because the manner of remediation is yet to be determined, it is possible that the resolution of this matter may require Delphi to make material future expenditures for remediation, possibly over an extended period of time and possibly in excess of existing reserves. As of June 30, 2009, Delphi has recorded its best estimate of its share of the remediation based on the removal of liquids remedy. However, if that remedy is not accepted, and assuming the Environmental Matters Agreement is not terminated, Delphi’s expenditures for remediation could increase by $11 million to $15 million in excess of its existing reserves. Delphi will continue to reassess any potential remediation costs and, as appropriate, its environmental reserve as the investigation proceeds.

As of June 30, 2009 and December 31, 2008, Delphi’s reserve for environmental investigation and remediation was approximately $99 million (of which $10 million was recorded in accrued liabilities and $89 million was recorded in other long-term liabilities) and $106 million (of which $9 million was recorded in accrued liabilities and $97 million was recorded in other long-term liabilities), respectively. As of June 30, 2009 and December 31, 2008, $88 million and $95 million, respectively, of the reserve related to sites within the U.S. The amounts recorded take into account the fact that GM retained the environmental liability for certain inactive sites as part of the Separation but also assume the Environmental Matters Agreement remains effective. Addressing contamination at various sites, including facilities designated as non-core and slated for closure or sale, is required by the Resource Conservation & Recovery Act and various other federal, state or local laws and regulations and represent management’s best estimate of the cost to complete such actions. Management believes that its June 30, 2009 accruals will be adequate to cover the estimated liability for its exposure with respect to such matters and that these costs will be incurred over the next 20 years. However, as Delphi continues the ongoing assessment with respect to such facilities, additional and perhaps material environmental remediation costs may require recognition, as previously unknown conditions may be identified. Delphi cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi’s results of operations could be materially affected.

Delphi estimates environmental remediation liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, Delphi accrues at the lower end of the range. At June 30, 2009, the difference between the recorded liabilities and the reasonably possible maximum estimate for these liabilities was approximately $88 million.

Other

Delphi continues to pursue its transformation plan and continues to conduct additional assessments as the Company evaluates whether to permanently close or demolish one or more facilities as part of its restructuring activity. These assessments could result in Delphi being required to recognize additional and possibly material costs or demolition obligations in the future.

Concentrations of Risk

GM is Delphi’s largest customer and accounted for 24% and 27% of its total net sales from continuing operations during the three and six months ended June 30, 2009, respectively, and a portion of Delphi’s non-GM sales are to Tier 1 suppliers who ultimately sell their products to GM. GM accounted for 44% and 49% of Delphi’s net sales in North America during the three and six months ended June 30, 2009, respectively. Delphi’s revenues have been and will continue to be affected by decreases in GM’s business or market share. GM filed for reorganization relief under chapter 11 of the Bankruptcy Code on June 1, 2009 and emerged from bankruptcy protection on July 10, 2009. Subsequent to June 30, 2009, Delphi has collected substantially all pre-petition trade accounts receivable from GM. Amounts receivable from GM pursuant to the Amended GSA and the Amended MRA are being collected over the timelines prescribed by those agreements.

Delphi’s other domestic customers are facing similar pressures and challenges as those that GM is facing. Global sales to Ford Motor Company were approximately 10% and 9% of total sales during the three and six months ended June 30, 2009, respectively, and global sales to Chrysler LLC (“Chrysler”) were approximately 1% and 1% of total sales during the three and six months ended June 30, 2009, respectively. Chrysler filed for reorganization relief under chapter 11 of the Bankruptcy Code on April 30, 2009. On June 10, 2009, the sale of most of Chrysler’s assets to “New Chrysler,” formally known as Chrysler Group LLC, was completed. As of June 30, 2009, Delphi has collected substantially all pre-petition accounts receivable from Chrysler.

Recent filings for reorganization relief under chapter 11 of the Bankruptcy Code by other domestic customers and other companies in the automotive parts industry have not had a significant impact on Delphi’s financial position or results of operations as of and for the period ended June 30, 2009.

14.	INCOME TAXES

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

As discussed in Note 12. Pension and Other Postretirement Benefits, Delphi recognized a salaried OPEB settlement gain from reorganization of $1,168 million during the six months ended June 30, 2009. As of December 31, 2008, Delphi had disproportionate tax effects in OCI related to the salaried OPEB obligations of a $52 million tax benefit. Delphi eliminated the disproportionate tax effect in OCI related to the salaried OPEB obligations on a pro rata basis based on the amount of the obligation that was settled. Accordingly, Delphi has recorded a $52 million tax benefit in continuing operations for the six months ended June 30, 2009.

For the three- and six-month periods ended June 30, 2008, Delphi had a $117 million pre-tax gain in OCI, primarily related to derivative contracts on copper and the Mexican Peso, thereby reducing the Company’s current year valuation allowance and resulting in a benefit of $21 million allocated to the prior year loss from continuing operations.

15.	WEIGHTED AVERAGE SHARES

Basic and diluted income (loss) per share amounts were computed using weighted average shares outstanding for each respective period. As a result of the losses incurred in the three and six months ended

June 30, 2009 and 2008, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted income (loss) per share were:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Weighted average shares outstanding	564,637	564,519	564,637	564,083
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	564,637	564,519	564,637	564,083

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three and
	Six Months
	Ended
	June 30,
	2009	2008
	(in thousands)

Anti-dilutive securities	44,037	60,922

16.	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

Financial Instruments

Delphi’s financial instruments include its Amended and Restated DIP Credit Facility, the GM liquidity support agreements, unsecured notes, junior subordinated notes, and other financing instruments. The fair value of these financial instruments is based on quoted market prices for instruments with public market data or the current book value for instruments without a quoted public market price. As of June 30, 2009 and December 31, 2008, the total of the financial instruments listed above was recorded at $6.7 billion and $6.6 billion, respectively, and had estimated fair values of $1.8 billion and $1.6 billion, respectively. For all other financial instruments recorded at June 30, 2009 and December 31, 2008, fair value approximates book value.

Derivatives and Hedging Activities

Delphi is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for trading purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. As of June 30, 2009, Delphi has entered into derivate instruments to hedge cash flows extending out to February 2011.

As of June 30, 2009, the Company had the following outstanding notional amounts related to commodity and foreign currency forward contracts that were entered into to hedge forecasted exposures:

	Quantity	Unit of
Commodity	Hedged	Measure
	(in thousands)

Copper	44,769	pounds
Secondary Aluminum	10,119	pounds
Primary Aluminum	7,275	pounds
Natural Gas	543	MMBTU

Foreign Currency
	(in millions)

Mexican Peso	8,869	MXN
Hungarian Forint	3,870	HUF
Euro	147	EUR
Romanian Leu	137	RON
New Turkish Lira	118	TRY
Singapore Dollar	14	SGD

The Company had additional foreign currency forward contracts that individually amounted to less than $10 million.

As of December 31, 2008, the fair value of derivative financial instruments recorded in the consolidated balance sheet as current assets were $12 million, as current liabilities were $132 million and as non-current liabilities were $36 million. The fair value of derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
		June 30,		June 30,
	Balance Sheet Location	2009	Balance Sheet Location	2009
	(in millions)

Designated derivatives instruments:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$52
Foreign currency derivatives	Other Current Assets	—	Accrued Liabilities	86
Foreign currency derivatives*	Accrued Liabilities	14	Other Current Assets	—
Commodity derivatives	Other Long-Term Assets	—	Other Long-Term Liabilities	6
Foreign currency derivatives*	Other Long-Term Liabilities	11	Other Long-Term Liabilities	46

Total derivatives designated as hedging instruments		$25		$190

Derivatives not designated:
Commodity derivatives	Other Current Assets	$—	Accrued Liabilities	$20
Foreign currency derivatives*	Accrued Liabilities	15	Accrued Liabilities	10
Foreign currency derivatives*	Other Long-Term Liabilities	6	Other Long-Term Liabilities	—

Total derivatives not designated as hedging instruments		$21		$30

*	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (An Interpretation of APB Opinion No. 10 and FASB Statement No. 105).

The fair value of the net liability position of Delphi’s financial instruments increased from December 31, 2008 to June 30, 2009 primarily due to the increase in the market price of commodities and the adjustment for non-performance risk.

The effect of derivative financial instruments in the consolidated statement of operations for the three months ended June 30, 2009 is as follows:

			Gain (Loss)
			Recognized in
		Loss	Income
		Reclassified	(Ineffective
	Loss	from OCI into	Portion
	Recognized in	Income	Excluded from
	OCI (Effective	(Effective	Effectiveness
	Portion)	Portion)	Testing)
	(in millions)

Designated derivatives instruments:
Commodity derivatives	$(22)	$(41)	$1
Foreign currency derivatives	(28)	(33)	(2)

Total	$(50)	$(74)	$(1)

Gain (Loss)
Recognized in
Income

Derivatives not designated:
Commodity derivatives	$(5)
Foreign currency derivatives	1

Total	$(4)

The effect of derivative financial instruments in the consolidated statement of operations for the six months ended June 30, 2009 is as follows:

			Gain
			Recognized in
		Loss	Income
		Reclassified	(Ineffective
	Loss	from OCI into	Portion
	Recognized in	Income	Excluded from
	OCI (Effective	(Effective	Effectiveness
	Portion)	Portion)	Testing)
	(in millions)

Designated derivatives instruments:
Commodity derivatives	$(64)	$(90)	$1
Foreign currency derivatives	(101)	(51)	5

Total	$(165)	$(141)	$6

Gain (Loss)
Recognized in
Income

Derivatives not designated:
Commodity derivatives	$(20)
Foreign currency derivatives	6

Total	$(14)

The loss reclassified from OCI into income for the effective portion of designated derivative instruments, the gain or loss recognized in income for the ineffective portion of designated derivative instruments excluded from effectiveness testing and the gain or loss recognized in income for non-designated derivative instruments for the three and six months ended June 30, 2009 were recorded in cost of sales.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses included in accumulated OCI as of June 30, 2009 were $219 million pre-tax. Of this pre-tax total, a loss of approximately $172 million is expected to be included in cost of sales within the next 12 months and a loss of approximately $46 million is expected to be included in cost of sales in subsequent periods and a loss of approximately $1 million is expected to be included in depreciation and amortization expense over the lives of the related fixed assets. Cash flow hedges are discontinued when it is no longer probable that the originally forecasted transactions will occur. The amount included in cost of sales related to hedge ineffectiveness was an approximate gain of $7 million and $3 million for the six months ended June 30, 2009 and 2008, respectively.

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

Fair Value Measurements

Fair Value Measurements on a Recurring Basis

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

As of June 30, 2009 and December 31, 2008, Delphi was in a net derivative liability position. As a result of Delphi’s chapter 11 cases, CDS rates are currently not available for Delphi debt. As a result, Delphi obtained estimates of trading levels for its debt from investment banks as well as CDS rates for similarly situated entities to apply to its net derivative liability position for non-performance risk. There was an adjustment of $296 million as of December 31, 2008 for non-performance risk, and there was no adjustment recorded for non-performance risk as of June 30, 2009 based on the trading levels of Delphi’s debt. Delphi’s net derivative liability position as of June 30, 2009 was $174 million. The decrease in non-performance risk adjustment as of June 30, 2009 resulted in a decrease to pre-tax earnings of $5 million, recorded as an increase to cost of sales, as well as a decrease of $135 million to OCI as it relates to derivative financial instruments that qualify as hedges. There was no material adjustment for non-performance risk related to derivative assets as of June 30, 2009 or December 31, 2008 as Delphi’s net derivative asset position at June 30, 2009 and December 31, 2008 related to exposures with counterparties with investment grade credit ratings.

As of June 30, 2009 and December 31, 2008, Delphi had the following assets measured at fair value on a recurring basis:

			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(in millions)

As of June 30, 2009:
Available for sale securities	$21	$17	$4	$—

Total	$21	$17	$4	$—

As of December 31, 2008:
Available for sale securities	$32	$23	$9	$—
Foreign currency derivatives	12	—	—	12

Total	$44	$23	$9	$12

As of June 30, 2009 and December 31, 2008, Delphi had the following liabilities measured at fair value on a recurring basis:

			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(in millions)

As of June 30, 2009:
Commodity derivatives	$78	$—	$—	$78
Foreign currency derivatives	96	—	—	96

Total	$174	$—	$—	$174

As of December 31, 2008:
Commodity derivatives	$99	$—	$—	$99
Foreign currency derivatives	69	—	—	69

Total	$168	$—	$—	$168

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2009.

						Changes to
		Total				Unrealized
		Realized/		Net Transfers		Gains/
	Fair Value	Unrealized		Into/	Fair Value	(Losses) on
	January 1,	Gains/	Net	(Out of)	June 30,	Instruments
	2009	(Losses)	Settlements	Level 3	2009	Still Held
	(in millions)

Commodity and foreign currency derivatives	$(156)	$(169)	$151	$—	$(174)	$(132)

Total Level 3 Fair Value	$(156)	$(169)	$151	$—	$(174)	$(132)

Fair Value Measurements on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, Delphi also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets and goodwill, asset retirement obligations and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the second quarter of 2009, product-line specific long-lived assets with a carrying value of $67 million were adjusted to their fair value of $33 million, resulting in impairment charges of $34 million. Refer to Note 5. Long-Lived Asset Impairment for more information. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

17.	DISCONTINUED OPERATIONS

The Court approval of Delphi’s plan to dispose of the Steering Business and the Interiors and Closures Business triggered held for sale accounting in 2007. The Court approval of bidding procedures for the sale of the remaining assets of the chassis business on April 23, 2009 and subsequent approval of the sale triggered held for sale accounting for the Automotive Holdings Group in the second quarter of 2009. Accordingly, prior period financial statements have been reclassified to reflect the Automotive Holdings Group as discontinued operations.

Steering and Halfshaft Business

In the fourth quarter of 2007, Delphi executed a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliate of Platinum Equity, LLC, Steering Solutions Corporation (“Platinum”), for the sale of the Steering Business and a Transaction Facilitation Agreement with GM (the “Transaction Agreement”). In February 2008, the Court issued an order authorizing Delphi to dispose of its Steering Business. Pursuant to the Amended MRA, GM has agreed that ownership of the Steering Business will transfer to GM if it is not sold to a third party by December 31, 2010. On March 3, 2009, Delphi and Platinum reached an agreement under which the Purchase Agreement was terminated (the “Termination Agreement”) and Delphi and GM reached an agreement (the “Option Exercise Agreement”), subject to GM receiving U.S. Treasury and GM board of directors approval and Delphi receiving Court approval, under which GM would exercise its option to purchase the Steering Business as contemplated under the Amended MRA to allow a wholly-owned subsidiary of GM to purchase the Steering Business free and clear of all liens and encumbrances other than certain permitted encumbrances. GM had agreed to guaranty the payment and performance of its wholly-owned subsidiary’s obligations under the definitive transaction agreements to be entered into pursuant to the Option Exercise Agreement. In conjunction with the proposed modifications to Delphi’s Plans filed on June 1, 2009, Delphi will sell certain plants to GM Components Holding LLC, and affiliate of GM, including the Steering Business. The agreed transaction with GM Components Holding LLC supersedes the Option Exercise Agreement, which had been pending Court approval and was withdrawn by Delphi. As part of the transactions under the MDA, an affiliate of GM is expected to acquire the Steering Business, refer to Note 21. Subsequent Events for further information.

On September 30, 2008, in conjunction with the effectiveness of the Amended MRA, Delphi received and recorded as a deferred liability a $210 million advance on working capital recovery from GM related to the Steering Business. During the three and six months ended June 30, 2009 Delphi recorded a loss of $8 million, net of tax, and income of $23 million, net of tax, respectively, due to the results of operations and adjustment of assets held for sale to fair value of the Steering Business. During the three and six months ended June 30, 2008 Delphi recorded income of $8 million, net of tax, and a loss of $69 million, net of tax, respectively, due to the results of operations and adjustment of assets held for sale to fair value of the Steering Business.

Automotive Holdings Group

The Automotive Holdings Group includes various non-core product lines and plant sites that do not fit Delphi’s future strategic framework. The sales and wind-downs of the various AHG sites effectively began in the third quarter of 2007 and will be substantially completed with the divestiture of the Global Suspension and Brakes Business as discussed below. As mentioned above, the Court approval of bidding procedures for the sale of the remaining assets of the chassis business on April 23, 2009 and the subsequent sale approval triggered held for sale accounting for the Automotive Holdings Group in the second quarter of 2009.

Global Suspension and Brakes Business Sale — On March 31, 2009, Delphi announced that it had entered into an asset sale and purchase agreement with BeijingWest Industries Co., Ltd. (“BWI”) for the sale of Delphi’s remaining chassis business, the global suspension and brakes business, whereby BWI will acquire machinery and equipment, intellectual property and certain real property for a purchase price of approximately $90 million, which is subject to certain adjustments. Certain customer and supplier contracts will also be assumed and/or assigned to BWI. The 2008 annual revenues for the global suspension and brakes business were $670 million. Delphi filed a motion with the Court on March 31, 2009 requesting a hearing on April 23, 2009, to approve bidding procedures, and a hearing on May 21, 2009, to authorize and approve the sale of the assets. The Court approved bidding procedures for the sale of these assets on April 23, 2009. On May 21, 2009 the Court approved the sale. The hearing on this sale proceeded on May 21, 2009, at which hearing the Court authorized Delphi to sell the assets and approved the terms of the agreement. Delphi expects the closing of the sale to occur during the fourth quarter of 2009. During the second quarter of 2009, a held for sale loss of $33 million was recognized to reflect the revaluation of the disposal group to fair value based on the estimated proceeds of the sale agreement.

U.S. Suspensions Asset Sale — On March 7, 2008, the Debtors filed a motion to sell certain assets of Delphi’s U.S. suspensions business including the machinery, equipment and inventory primarily used and located at its suspension manufacturing facility in Kettering, Ohio (the “Kettering Assets”), to Tenneco Automotive Operating Company Inc. (“Tenneco”) for approximately $19 million and other consideration. On March 20, 2008, the Court approved the bidding procedures for the Kettering Assets, but no further bids were submitted by the bid deadline. On April 30, 2008, the Court entered an order approving the sale of the Kettering Assets to Tenneco. The 2007 annual revenues for the Kettering Assets were $113 million. The sale occurred on May 30, 2008 and resulted in a gain of $8 million. Additionally, Delphi received proceeds from this sale of approximately $18 million in the second quarter of 2008.

Interiors and Closures Business — Delphi and certain of its affiliates closed on the sale of the Interiors and Closures Business to Inteva Products, LLC (“Inteva”), a wholly-owned subsidiary of the Renco Group, on February 29, 2008. Delphi received proceeds from the sale of approximately $98 million consisting of $63 million of cash (less $23 million of cash at an overseas entity that was included in the sale) and the remainder in notes at fair value. During the first six months of 2008, as a result of the operating results and sale of the Interiors and Closures Business, Delphi recorded income of $18 million, net of tax.

Bearings Business Product Sale — On January 15, 2008, the Debtors filed a motion to sell Delphi’s bearings business (the “Bearings Business”). On January 25, 2008, the Court approved the bidding procedures authorizing Delphi to commence an auction under section 363 of the Bankruptcy Code. On February 21, 2008, the Debtors announced that they had entered into a purchase agreement with Kyklos, Inc. (“Kyklos”), which was the successful bidder at the auction held in February 2008. The 2007 annual revenues for the Bearings Business were $280 million, which included $108 million of intra-segment sales. During the first quarter of

2008, Delphi recognized a charge of $30 million related to the assets held for sale of the Bearings Business. The sale occurred in the second quarter of 2008, and Delphi received net proceeds from this sale of approximately $15 million with no net change to the loss on sale.

North American Brake Product Asset Sale — On September 17, 2007, Delphi and TRW Integrated Chassis Systems, LLC signed an Asset Purchase Agreement for the sale of certain assets for Delphi’s North American brake components machining and assembly assets (“North American Brake Components”) primarily located at its Saginaw, Michigan; Spring Hill, Tennessee; Oshawa, Ontario, Canada; and Saltillo, Mexico facilities. The 2007 annual revenues for North American Brake Components were $568 million. The sale occurred in the first quarter of 2008 and resulted in a gain of $5 million, which was recorded as a reduction to loss from discontinued operations. Additionally, Delphi received proceeds from this sale of approximately $38 million during the first quarter of 2008.

The Steering Business and the Automotive Holdings Group, through the date of the respective divestitures within the Automotive Holdings Group, are reported as discontinued operations in the consolidated statement of operations and statement of cash flows for the three and six months ended June 30, 2009 and 2008. The assets and liabilities of the Steering Business and the remaining assets and liabilities of the Automotive Holdings Group are reported in assets and liabilities held for sale in the consolidated balance sheet as of June 30, 2009 and December 31, 2008.

Results of Discontinued Operations

The results of the discontinued operations are summarized as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Sales:
Steering Business	$372	$570	$730	$1,139
Automotive Holdings Group	124	387	240	1,104

Total sales	$496	$957	$970	$2,243

Loss before income taxes (including loss attributable to noncontrolling interest and equity income, net of tax)	$(21)	$(12)	$(3)	$(137)
Provision for income taxes	(7)	(16)	(7)	(17)

Loss from discontinued operations	$(28)	$(28)	$(10)	$(154)

Steering Business	(8)	8	23	(69)
Automotive Holdings Group	(20)	(36)	(33)	(85)

Assets and liabilities of the Steering Business and the Automotive Holdings Group are summarized as follows:

	June 30,	December 31,
	2009	2008
	(in millions)

Current assets:
Cash	$23	$20
Accounts receivable	336	379
Inventory	198	210
Other current assets	32	28
Long-term assets	91	108

Assets held for sale	$680	$745

	June 30,	December 31,
	2009	2008
	(in millions)

Steering Business	509	497
Automotive Holdings Group	171	248
Current liabilities:
Short-term debt	$34	$30
Accounts payable	231	242
Accrued liabilities	160	154
Other long-term liabilities	38	39

Liabilities held for sale	$463	$465

Steering Business	299	293
Automotive Holdings Group	164	172

Cash flows from operating activities for discontinued operations are summarized as follows:

	Six Months
	Ended
	June 30,
	2009	2008
	(in millions)

Loss related to assets held for sale	$25	$39
Pension and other postretirement benefit expenses	5	28
U.S. employee workforce transition program charges	—	9
Changes in net operating assets	41	(60)

Total	$71	$16

Steering Business	30	15
Automotive Holdings Group	41	1

18.	OTHER INCOME (EXPENSE), NET

Other income (expense), net included:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Interest income	$2	$7	$5	$19
Other, net	6	(5)	11	—

Other income, net	$8	$2	$16	$19

19.	ACQUISITIONS AND DIVESTITURES

The results of operations, including the gain or loss on divestitures, associated with Delphi’s acquisitions and divestitures described below were not significant to the consolidated financial statements in any period presented, and the divestitures did not meet the discontinued operations criteria.

Powertrain Systems Segment

Global Exhaust Business Sale — On June 27, 2008, the Debtors announced their intention to sell Delphi’s global exhaust business relating to the design and manufacture of the exhaust system front exhaust module including catalytic converters and exhaust manifolds (the “Exhaust Business”). On December 17,

2008, Delphi received approval from the Court for the sale of assets related to the Exhaust Business to Bienes Turgon S.A. de C.V. (“Bienes Turgon”) for $17 million (subject to adjustments). The Exhaust Business revenues for 2008 were approximately $317 million. On April 30, 2009, Delphi finalized the sale of the assets and shares related to the Company’s global exhaust business the sale of assets at the remaining two locations (Gurgaon, India and Shanghai, China) are expected to close during the second half of 2009. Delphi recognized a charge of $14 million in cost of sales during the fourth quarter of 2008. During the second quarter of 2009, Delphi updated the calculation of the fair value of the remaining two locations based on the June 30, 2009 balance sheets and increased the cumulative loss by $3 million.

Electronics and Safety Segment

Acquisition of Joint Venture — In the second quarter of 2008, Delphi made an additional investment in a consolidated South American majority-owned subsidiary for approximately $35 million in cash and short term notes. As a result, the ownership interest is now 100 percent.

20.	SEGMENT REPORTING

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines. An overview of Delphi’s reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

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

Delphi also has non-core steering and halfshaft product lines, interiors and closures product lines and various other non-core product lines and plant sites that do not fit Delphi’s future strategic framework that are reported in discontinued operations. Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line and other non-core product lines and plant sites were a separate operating segment. Refer to Note 17. Discontinued Operations for more information.

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

Included below are sales and operating data for Delphi’s segments for the three and six months ended June 30, 2009 and 2008.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Three Months Ended:
June 30, 2009
Net sales to GM and affiliates	$125	$127	$206	$130	$76	$664
Net sales to other customers	436	516	752	186	221	2,111
Inter-segment net sales	23	83	27	16	(149)	—

Total net sales	$584	$726	$985	$332	$148	$2,775

Depreciation and amortization	$46	$50	$48	$17	$9	$170
Long-lived asset impairment charges	$34	$1	$—	$—	$1	$36
Operating (loss) income	$(168)	$(77)	$(108)	$(14)	$10	$(357)
OIBDAR	$(69)	$(5)	$(30)	$5	$52	$(47)
Equity (loss) income	$(1)	$(2)	$2	$(2)	$(1)	$(4)
Net income attributable to noncontrolling interest	$—	$5	$4	$2	$—	$11
June 30, 2008
Net sales to GM and affiliates	$296	$298	$365	$287	$80	$1,326
Net sales to other customers	812	923	1,216	291	278	3,520
Inter-segment net sales	37	117	38	20	(212)	—

Total net sales	$1,145	$1,338	$1,619	$598	$146	$4,846

Depreciation and amortization	$64	$63	$46	$19	$13	$205
Long-lived asset impairment charges	$4	$—	$1	$—	$—	$5
Goodwill impairment charges	$—	$—	$168	$—	$—	$168
Operating (loss) income	$(75)	$7	$(183)	$(11)	$(78)	$(340)
OIBDAR	$20	$84	$61	$14	$19	$198
Equity income	$—	$2	$6	$3	$2	$13
Net income attributable to noncontrolling interest	$—	$6	$5	$1	$—	$12

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Six Months Ended:
June 30, 2009
Net sales to GM and affiliates	$289	$282	$399	$254	$151	$1,375
Net sales to other customers	787	929	1,360	332	401	3,809
Inter-segment net sales	44	150	50	32	(276)	—

Total net sales	$1,120	$1,361	$1,809	$618	$276	$5,184

Depreciation and amortization	$94	$99	$94	$33	$19	$339
Long-lived asset impairment charges	$34	$1	$1	$—	$1	$37
Operating (loss) income	$(328)	$(216)	$(286)	$(57)	$10	$(877)
OIBDAR	$(160)	$(85)	$(127)	$(20)	$54	$(338)
Equity (loss) income	$(5)	$(5)	$3	$(2)	$(2)	$(11)
Net income attributable to noncontrolling interest	$—	$6	$5	$4	$—	$15
June 30, 2008
Net sales to GM and affiliates	$645	$606	$768	$583	$171	$2,773
Net sales to other customers	1,630	1,789	2,353	542	536	6,850
Inter-segment net sales	85	226	82	47	(440)	—

Total net sales	$2,360	$2,621	$3,203	$1,172	$267	$9,623

Depreciation and amortization	$127	$131	$91	$34	$29	$412
Long-lived asset impairment charges	$5	$—	$1	$—	$—	$6
Goodwill impairment charges	$—	$—	$168	$—	$—	$168
Operating (loss) income	$(155)	$(6)	$(189)	$15	$(205)	$(540)
OIBDAR	$47	$146	$121	$59	$(21)	$352
Equity income	$—	$6	$9	$5	$8	$28
Net income attributable to noncontrolling interest	$—	$12	$9	$2	$1	$24

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

The calculation of OIBDAR, as derived from operating income, is as follows for the three and six months ended June 30, 2009 and 2008:

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Three Months Ended
June 30, 2009:
Operating (loss) income	$(168)	$(77)	$(108)	$(14)	$10	$(357)
Depreciation and amortization	46	50	48	17	9	170
Long-lived asset impairment charges	34	1	—	—	1	36
Transformation and rationalization charges:
Employee termination benefits and other exit costs	18	14	23	2	(1)	56
Other transformation and rationalization costs	1	7	7	—	11	26
Discontinued operations	—	—	—	—	22	22

OIBDAR	$(69)	$(5)	$(30)	$5	$52	$(47)

Other transformation and rationalization costs for the three months ended June 30, 2009 primarily includes costs related to certain plant consolidations and closures and costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Three Months Ended
June 30, 2008:
Operating (loss) income	$(75)	$7	$(183)	$(11)	$(78)	$(340)
Depreciation and amortization	64	63	46	19	13	205
Long-lived asset impairment charges	4	—	1	—	—	5
Goodwill impairment charges	—	—	168	—	—	168
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	15	15
Employee termination benefits and other exit costs	11	6	19	6	—	42
Other transformation and rationalization costs	16	8	10	—	42	76
Discontinued operations	—	—	—	—	27	27

OIBDAR	$20	$84	$61	$14	$19	$198

Other transformation and rationalization costs for the three months ended June 30, 2008 primarily includes costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, startup costs related to the consolidation of many staff administrative functions into a global service business group, costs related to Delphi’s engineering and manufacturing footprint rotation, and costs related to certain plant consolidations and closures.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Six Months Ended
June 30, 2009:
Operating (loss) income	$(328)	$(216)	$(286)	$(57)	$10	$(877)
Depreciation and amortization	94	99	94	33	19	339
Long-lived asset impairment charges	34	1	1	—	1	37
Transformation and rationalization charges:
Employee termination benefits and other exit costs	35	19	55	4	(7)	106
Other transformation and rationalization costs	5	12	9	—	10	36
Discontinued operations	—	—	—	—	21	21

OIBDAR	$(160)	$(85)	$(127)	$(20)	$54	$(338)

Other transformation and rationalization costs for the six months ended June 30, 2009 primarily includes costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, and costs related to certain plant consolidations and closures. These costs were partially offset by $12 million of workers compensation liabilities assumed by GM.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Six Months Ended
June 30, 2008:
Operating (loss) income	$(155)	$(6)	$(189)	$15	$(205)	$(540)
Depreciation and amortization	127	131	91	34	29	412
Long-lived asset impairment charges	5	—	1	—	—	6
Goodwill impairment charges	—	—	168	—	—	168
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	48	48
Employee termination benefits and other exit costs	39	10	32	9	—	90
Other transformation and rationalization costs	31	11	18	1	69	130
Discontinued operations	—	—	—	—	38	38

OIBDAR	$47	$146	$121	$59	$(21)	$352

Other transformation and rationalization costs for the six months ended June 30, 2008 primarily includes costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, costs related to certain plant consolidations and closures, costs related to Delphi’s engineering and manufacturing footprint rotation, and startup costs related to the consolidation of many staff administrative functions into a global service business group.

21.	SUBSEQUENT EVENTS

Delphi has evaluated all events that have occurred subsequent to June 30, 2009 and through August 12, 2009 (the date the financial statements were issued). The following events do not impact the reported balances or results of operations as of June 30, 2009, but are material to the Company’s ongoing operations. These events are listed below.

Modifications to Plan of Reorganization

On July 21, 2009, in connection with the announcement of an adjournment of the previously-scheduled auction and hearing on the proposed modifications to the Plan, Delphi announced that it had reached agreements with the Creditors’ Committee and Wilmington Trust Corporation, the indenture trustee for several series of unsecured notes, to withdraw their objections to, and support, the Modified Plan, whether based on the Original MDA (as defined below) or the pure credit bid submitted by the Administrative Agent on behalf of Delphi’s DIP Lenders.

On July 30, 2009, Delphi announced that the Court entered an order confirming the Modified Plan. The Court ruled that Delphi had met all of the statutory requirements to confirm its Modified Plan. The Modified Plan has the support of certain DIP Lenders and the administrative agent, the Creditors’ Committee, Wilmington Trust Company as indenture trustee, the PBGC, certain state and federal agencies, and various other parties. Delphi plans to emerge during the third quarter of 2009 following the syndication and closing of its exit financing facilities and satisfaction of other conditions to the effective date of the Modified Plan, including closing on transactions contemplated under the provisions of the MDA. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information.

Master Disposition Agreement

As previously disclosed, on June 1, 2009, Delphi, GM Components Holdings, LLC on behalf of itself and other affiliated buyers, General Motors Corporation (n/k/a Motors Liquidation Company), Old GM and Parnassus Holdings II, LLC entered into a master disposition agreement (as subsequently revised and amended, the “Original MDA”), which was subject to approval by the Court. On June 16, 2009 the Court entered the Solicitation Order which among other things provided for the creation of a process through which other potential buyers could submit a binding offer for the Company. As previously disclosed, on July 27, 2009, following a two day auction process, Delphi’s Board of Directors, following consultation with Delphi’s official committee of unsecured creditors and its largest U.S.-based union, determined that the pure credit bid received from JPMorgan Chase Bank, N.A., in its capacity as administrative agent under the Amended and Restated DIP Credit Facility was the prevailing bid.

On July 29, 2009, Delphi filed with the Court further modifications to its Modified Plan which incorporates a master disposition agreement among Delphi on behalf of itself and other affiliated entities (“Sellers”), and GM, Old GM, and DIP Holdco on behalf of itself and other affiliated buyers (the “DIP Buyers,” together with the GM Buyers, the “Buyers”), which was approved by the Court on and is dated as of July 30, 2009, for the sale and purchase of substantially all of Delphi’s and its subsidiaries’ businesses (including all schedules and exhibits thereto, the “MDA”).

Under the terms of the MDA, the GM Buyers will acquire all or substantially all of Delphi’s global steering business and certain facilities in Kokomo, Indiana; Rochester, New York; Lockport, New York; and Grand Rapids, Michigan; and the DIP Buyers would acquire the remainder of Delphi’s businesses, provided that certain businesses that are subject to pending transactions and specified assets will be excluded from the sale. The employees at each acquired facility will transfer to the company that acquires such facility. Certain idled or soon to be idled sites along with certain liabilities and other assets will remain with DPH Holdings Co. which is expected to be the entity that emerges from chapter 11 under the Modified Plan.

In consideration of the sales under the MDA: (i) Buyers each will assume certain enumerated liabilities and cure amounts for contracts related to their respective acquired businesses and will each pay 50% of professional fees (in an amount not to exceed $15 million per Buyer, or $30 million in total) that are administrative claims required to be paid by certain affiliates of Delphi, and GM Buyer will pay costs of solicitation that are administrative claims up to $12 million; (ii) GM and Old GM will waive their pre-petition, administrative claims and future claims in the bankruptcy cases; (iii) GM Buyer will (a) pay specified amounts with respect to Delphi’s DIP credit facility, (b) advance funds for anticipated wind-up costs of DPH Holdings Co. and its affiliates (including the advancement of funds on the closing date as well as periodic requests for post-closing advances), and (c) pay the amount of the recoveries (net of costs and expenses of Delphi incurred prior to closing or subsequently by DPH Holdings Co. and GM), up to $145.5 million, to DIP Buyers based on any recoveries from the claims against the former plan investors arising from or related to the Equity Purchase and Commitment Agreement, dated as of August 3, 2007, as amended; and (iv) all principal and interest under the DIP will be fully discharged, released, terminated, and if necessary, waived. In addition, DIP Buyers will make a payment (to the extent payable after Closing) for the benefit of the unsecured creditors of Delphi based on the terms set forth in the operating agreement of DIP Holdco (the “Operating Agreement”), in an amount not to exceed $300 million.

The Sellers and Delphi make certain customary representations, warranties and covenants. All of Seller’s representations and warranties are qualified by Delphi’s reports filed with the SEC prior to the date of the MDA and many contain materiality qualifiers or exceptions for matters that would not have a “Material Adverse Effect” (as defined in the MDA) on the businesses being sold. Buyers are also required to make customary representations, warranties and covenants, as well as GM (solely with respect to transaction financing) and Old GM (solely with respect to its authorization to enter into the transactions). The MDA also contains various covenants whereby Delphi is required to operate its business in the ordinary course reasonably intended to preserve the value of the business and sets forth certain restricted activities between signing and closing.

The respective obligations of each party to effect the transactions contemplated by the MDA are subject to the satisfaction or waiver of certain closing conditions, including governmental approvals and regulatory matters (including certain competition filings). In addition, the obligation for the Sellers to effectuate the transactions contemplated by the MDA is subject to the Buyers assuming their respective U.S. collective bargaining agreements (and certain unions waiving restrictions on sales). The obligations of all the Buyers to effectuate the transactions contemplated by the MDA is also conditioned on, among other things, receipt of financing under specific financing documents, the transfer of certain environmental permits and other matters.

The MDA is terminable prior to closing by mutual written consent of the Sellers and the Buyers and by any non-breaching party if the closing has not occurred by October 2, 2009, subject to an extension to November 30, 2009 if all of the closing conditions are met except for governmental approvals, and an extension of 15 days by GM Buyers if a GM Buyer disputes certain amounts owed to the DIP lenders under the Amended and Restated DIP Credit Facility. In addition, Delphi would have the right to terminate if GM breaches any material covenants under the Agreement dated as of May 9, 2008 among General Motors Corporation, Delphi and certain Delphi affiliates and the PTAP dated as of December 12, 2008, as amended (in each case, as modified or amended).

Pension Matters

On July 21, 2009, GM advised Delphi that it would not assume the Hourly Plan and would not complete the Second Pension Transfer. GM and the PBGC negotiated a separate release and waiver agreement regarding a possible initiation by the PBGC of the plan termination process for Delphi’s Hourly Plan and provides consideration to the PBGC for certain releases to be granted to, among others, GM, Delphi, and Delphi’s global affiliates.

On July 21, 2009, Delphi also announced that the PBGC was expected to make a determination whether or not to initiate the termination process for Delphi’s Pension Plans and that Delphi reached agreement with the PBGC to settle the PBGC’s various claims against Delphi and its global affiliates. On July 22, 2009, the PBGC initiated the process to terminate Delphi’s Pension Plans. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy for further information.

Additionally, Delphi announced that on July 21, 2009, Delphi reached agreement with the PBGC to settle the PBGC’s various claims against Delphi and its global affiliates. Pursuant to the Delphi-PBGC Settlement Agreement, the PBGC will receive a $3 billion allowed general unsecured non-priority claim which will receive the same treatment given to holders of general unsecured claims as set forth in the Modified Plan. The PBGC will receive additional consideration from GM which, together with the PBGC’s allowed unsecured claim, is in consideration for, among other things, a full release of all causes of action, claims, and liens; the liability to be assumed by the PBGC related to the possible termination of the Salaried Plan, Hourly Plan, and U.S. subsidiary plans; and the withdrawal of all notices of liens filed by the PBGC against Delphi’s global non-U.S. affiliates. The Delphi-PBGC Settlement Agreement, which was subject to Court approval, was filed with the Court on July 21, 2009. In connection with seeking Court approval of the Delphi-PBGC Settlement Agreement, Delphi sought a finding by the Court that such termination is not a violation of the Labor MOUs, the Union 1113/1114 Settlement Approval Orders, or the Local Agreement Between Delphi Connection Systems (formerly Packard-Hughes Interconnect) And Electronic And Space Technicians Local 1553, and any modifications thereto. On July 30, 2009, the Court approved the Delphi-PBGC Settlement Agreement and made the finding that such agreement did not violate Delphi’s collective bargaining agreements, and accordingly PBGC and Delphi will execute a termination and trusteeship agreement with respect to the Pension Plans, in accordance with the Delphi-PBGC Settlement Agreement. On August 10, 2009, the PBGC assumed responsibility of all of Delphi’s Pension Plans and moved the termination date to July 31, 2009.

Accommodation Agreement

Between July 7, 2009 and August 11, 2009 Delphi entered into several amendments to the Accommodation Agreement, which further extended certain milestone dates in the Accommodation Agreement. Refer to Note 10. Debt for further information.

GM Advance Agreement and Liquidity Support

Throughout the first and second quarter of 2009 and through August 11, 2009, Delphi entered into several further amendments to the GM Advance Agreement, which further extended the deadline for Delphi to satisfy certain milestones, which if not met would prevent Delphi from continued access to the Tranche C Facility. Additionally, subsequent to June 30, 2009, Delphi has entered into further amendments to the Partial Temporary Accelerated Payments Agreement. Refer to Note 10. Debt for additional information.

22.	DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS

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

Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and non-Debtor affiliates have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the Debtors Statement of Operations, liabilities subject to compromise included in the Debtors’ Balance Sheet, and reorganization items and payments for reorganization items, net included in the Debtors’ Statement of Cash Flows are different than Delphi Corporation’s consolidated financial statements. As approved by the Court on January 25, 2008, the Debtors sold investments in non-Debtor affiliates in the amount of $1.4 billion to a non-Debtor affiliate and received a note receivable from non-Debtor affiliates. During the three and six months ended June 30, 2009, the Debtors receive $10 million in dividends from non-Debtor affiliates. During the three and six months ended June 30, 2008, the Debtors received approximately $108 million of dividends from non-Debtor affiliates. Dividends from non-Debtor affiliates are not eliminated in the Condensed Combined Debtors-in-Possession Statements of Operations and therefore were recorded in equity income from non-Debtor affiliates, net of tax.

Contractual Interest Expense and Interest Expense on Unsecured Claims — Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. Contractual interest expense for the three and six months ended June 30, 2009 was $188 million and $349 million, respectively, and for the three and six months ended June 30, 2008 was $127 million and $241 million, respectively. Delphi did not record contractual interest expense on certain unsecured prepetition debt during the six months ended June 30, 2007. In September 2007, Delphi began recording prior contractual interest expense related to certain prepetition debt because it became probable that the interest would become an allowed claim based on the provisions of the plan of reorganization filed with the Court in September 2007 and confirmed, as amended, on January 25, 2008. The confirmed plan of reorganization also provided that certain holders of allowed unsecured claims against Delphi would be paid postpetition interest on their claims, calculated at the contractual non-default rate from the petition date through January 25, 2008, when the Company ceased accruing interest on these claims. Delphi recorded interest related to prepetition debt and allowed unsecured claims of $14 million during the quarter ended March 31, 2008 and reduced interest expense by $7 million during the quarter ended June 30, 2008 due to changes in estimates of certain prepetition claim amounts. At June 30, 2009 and December 31, 2008, Delphi had accrued interest of $415 million in accrued liabilities in the accompanying balance sheet for prepetition claims. As discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, on July 30, 2009, the Court confirmed Delphi’s Modified Plan, which upon its effectiveness, would eliminate postpetition interest on prepetition debt and allowed unsecured claims. Therefore, Delphi anticipates that it will be relieved of this liability and anticipates reversing such liability in the third quarter of 2009.

Goodwill Impairment Charges — During the second quarter of 2008, Delphi experienced deteriorated financial performance primarily due to significant reductions in North American customer production volumes, particularly related to GM, continuing unfavorable pricing pressures and increasing commodity prices. This caused previously unanticipated projected revenue and operating income declines. As a result of these changes, long-term projections showed declines in discounted future operating cash flows. These revised cash flows and declining market conditions caused the implied fair value of Delphi’s Electrical/Electronic Architecture segment to be less than its book value. The fair value was also adversely affected by declining industry market valuation metrics. Accordingly, the Debtors recorded $99 million of goodwill impairment charges in the Debtor financial statements during the three and six months ended June 30, 2008 related to the Electrical/Electronic Architecture segment. Refer to Note 6. Goodwill for more information.

Income Tax Benefit — Delphi recorded income tax benefit of $5 million and $57 million for the three and six months ended June 30, 2009, respectively, and $18 million and $15 million for the three and six months ended June 30, 2008, respectively.

During the six months ended June 30, 2009, Delphi recognized $52 million tax benefit in continuing operations related to the elimination of the disproportionate tax effects in OCI related to the salaried OPEB obligation which was settled during the same period.

For the three- and six-month periods ended June 30, 2008, Delphi had a $117 million pre-tax gain in OCI, primarily related to derivative contracts on copper and the Mexican Peso, thereby reducing the Company’s current year valuation allowance and resulting in a benefit of $21 million allocated to the prior year loss from continuing operations.

Assets — Other current assets consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Taxes other than income	$12	$10
Prepaid insurance and other expenses	62	70
Deposits to vendors	28	36
Debt issuance costs	—	56
Other	13	31

Total	$115	$203

Other long-term assets consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Long-term notes receivable	$18	$21
Spare parts	52	56
Income taxes receivable	45	45
Goodwill	37	37
Intangible assets	14	18
Deferred charges	10	10
Other investments	16	22
Other	22	10

Total	$214	$219

Liabilities — Accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Payroll related obligations	$28	$39
Employee benefits, including current pension obligations	77	84
Taxes other than income	27	36
Warranty obligations	66	74
U.S. employee workforce transition program	81	115
Employee termination benefits and other exit costs	70	64
Interest on prepetition claims	415	415
Working capital backstop — Steering Business	210	210
Derivative financial instruments	139	133
Accrued interest	170	—
Other	112	122

Total	$1,395	$1,292

Employee benefit and other consisted of the following:

	June 30,	December 31,
	2009	2008
	(in millions)

Workers compensation	$303	$325
Environmental	79	90
Extended disability benefits	62	60
Warranty	95	130
Other long-term debt	19	20
Accrued income taxes	17	36
Other	88	79

Total	$663	$740

Assets Held for Sale — The assets held for sale by the Debtors at June 30, 2009 and December 31, 2008 include the net assets held for sale of the non-Debtor affiliates of $317 million and $263 million, respectively, which was reclassified from investments in non-Debtor affiliates. During the three and six months ended June 30, 2009, the Debtor assets held for sale were revalued based on the expected proceeds, resulting in a loss related to the assets held for sale of $15 million and a gain related to the assets held for sale of $7 million, respectively. During the three and six months ended June 30, 2008, the Debtor assets held for sale were revalued based on the expected proceeds, resulting in a loss related to the assets held for sale of $2 million and $38 million, respectively.

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)

Net sales	$999	$1,922	$2,001	$3,971
Operating expenses:
Cost of sales, excluding items listed below	1,138	2,018	2,357	4,194
Depreciation and amortization	104	99	188	203
Goodwill impairment charges	—	99	—	99
Selling, general and administrative	127	217	258	432

Total operating expenses	1,369	2,433	2,803	4,928

Operating loss	(370)	(511)	(802)	(957)
Interest expense	(163)	(86)	(294)	(181)
Loss on extinguishment of debt	—	(49)	—	(49)
Other expense, net	(3)	(5)	(7)	(7)
Reorganization items, net	(3)	(13)	1,156	(113)

(Loss) income from continuing operations before income tax expense and equity income	(539)	(664)	53	(1,307)
Income tax benefit	5	18	57	15

(Loss) income from continuing operations before equity income	(534)	(646)	110	(1,292)
Equity (loss) income from non-consolidated affiliates, net of tax	(3)	14	(9)	25

(Loss) income from continuing operations before discontinued operations and equity income from non-Debtor affiliates	(537)	(632)	101	(1,267)
Loss from discontinued operations, net of tax	(56)	(61)	(54)	(200)
Equity (loss) income from non-Debtor affiliates, net of tax	(10)	142	(98)	327

Net loss	(603)	(551)	(51)	(1,140)
Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Debtors	$(603)	$(551)	$(51)	$(1,140)

CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$96	$231
Restricted cash	288	355
Accounts receivable, net:
General Motors and affiliates	334	651
Other third parties	312	369
Non-Debtor affiliates	302	249
Notes receivable from non-Debtor affiliates	116	77
Inventories, net	415	474
Other current assets	115	203
Assets held for sale	372	494

Total current assets	2,350	3,103
Long-term assets:
Property, net	1,002	1,153
Investments in affiliates	226	245
Investments in non-Debtor affiliates	1,003	1,056
Notes receivable from non-Debtor affiliates	1,429	1,429
Other long-term assets	214	219

Total long-term assets	3,874	4,102

Total assets	$6,224	$7,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Short-term debt	$4,006	$3,635
Accounts payable	356	528
Accounts payable to non-Debtor affiliates	501	535
Accrued liabilities	1,395	1,292
Liabilities held for sale	155	214

Total current liabilities	6,413	6,204
Long-term liabilities not subject to compromise:
Employee benefits and other	663	740

Total long-term liabilities	663	740
Liabilities subject to compromise	13,546	14,664

Total liabilities	20,622	21,608

Stockholders’ deficit:
Total Debtors stockholders’ deficit	(14,398)	(14,403)
Noncontrolling interest	—	—

Total stockholders’ deficit	(14,398)	(14,403)

Total liabilities and stockholders’ deficit	$6,224	$7,205

CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)
(Non-filed entities, principally non-U.S. subsidiaries, excluded from consolidated Debtor group)

	Six Months
	Ended
	June 30,
	2009	2008
	(in millions)

Cash flows from operating activities:
Net cash used in operating activities	$(576)	$(960)
Cash flows from investing activities:
Capital expenditures	(62)	(139)
Proceeds from sale of property	2	11
Proceeds from divestitures	1	119
Decrease in restricted cash	67	67
Proceeds from notes receivable from non-Debtor affiliates	—	265
Other, net	4	5
Discontinued operations	11	(51)

Net cash provided by investing activities	23	277

Cash flows from financing activities:
Net (repayments) borrowings under amended and restated debtor-in-possession facility	(242)	3,469
Repayments of borrowings under refinanced debtor-in-possession facility	—	(2,746)
Repayments of borrowings under other debt agreements	(2)	(5)
Issuance costs related to the Accommodation Agreement	(38)	—
Net borrowings under GM liquidity support agreements	700	—

Net cash provided by financing activities	418	718

(Decrease) increase in cash and cash equivalents	(135)	35
Cash and cash equivalents at beginning of period	231	113

Cash and cash equivalents at end of period	$96	$148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In light of the increasingly challenging economics in the U.S. automotive industry in recent years, we determined that it was necessary to address and resolve our United States (“U.S.”) legacy liabilities, product portfolio, operational issues and profitability requirements so as to be able to transform our business to meet such challenges. As a result, we intensified our efforts during 2005 to engage our labor unions, as well as General Motors Company, formerly General Motors Corporation, (“GM”), in discussions seeking consensual modifications that would permit us to align our U.S. operations to our strategic portfolio and be competitive with our U.S. peers, and to obtain financial support from GM to implement our restructuring plan. Despite significant efforts to reach a resolution, we determined that these discussions were not likely to lead to the implementation of a plan sufficient to address our issues on a timely basis and that we needed to pursue other alternatives to preserve value for our stakeholders.

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

Substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry have adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. On June 1, 2009, Delphi filed further proposed modifications to the Plan and related modifications to the Disclosure Statement, refer to Plan of Reorganization and Transformation Plan, Elements of Transformation Plan in Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information.

To address the likelihood of continued low U.S. automotive production volumes, Delphi continues to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried work-force reductions and other cost saving measures to ensure adequate liquidity for operations until volumes recover or until the Company is able to complete further restructuring efforts in response to changes in consumer trends and market conditions. The Accommodation Agreement and support from GM coupled with savings realized as a result of significant cost cutting and cash conservation measures implemented by Delphi globally have provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement into August 2009 as it continued discussions with its stakeholders on proposed modifications to the Plan or another consensual resolution of Delphi’s chapter 11 cases.

We anticipate continued lower production volumes in the third quarter of 2009 given the recent production shutdowns by both GM and Chrysler, which will likely result in significantly lower receivables, earnings and a subsequent reduction in cash flow toward the beginning of the third quarter. There can be no assurances, particularly given the current constraints in the credit markets, that we will be able to maintain access to existing financing sources or secure additional financing as necessary to supplement the loss in liquidity resulting from such dramatically lower volumes. We must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. However, there can be no assurances that such initiatives will be able to offset the impact of a prolonged shut down and that we will not require supplemental liquidity from GM or the DIP Lenders prior to the effective date of the Modified Plan. For more information refer to Note 10. Debt to the consolidated financial statements and Liquidity and Capital Resources within this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Delphi will not emerge from bankruptcy as a going concern unless and until Delphi is able to meet the conditions of effectiveness found in the Modified Plan approved by the Court on July 30, 2009 including the conditions set forth in the MDA. There can be no assurances that all necessary conditions will be satisfied. For a discussion of certain risks and uncertainties related to the Debtors’ chapter 11 cases and reorganization objectives refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in this Quarterly Report on Form 10-Q. In addition, Delphi cannot assure that potential adverse publicity associated with the Chapter 11 Filings and the resulting uncertainty regarding its future prospects will not materially hinder its ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting its ability to attract, retain and compensate key executives and to retain employees generally; limiting its ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. The Modified Plan was confirmed notwithstanding its deemed rejection by the Company’s equity security holders and certain classes of creditors and notwithstanding the fact that such equity security holders and such classes of creditors will not receive or retain any property under the plan on account of their equity or creditor interests and the fact that distributions to holders of unsubordinated allowed general unsecured claims, if any, are contingent on a number of factors. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

Plan of Reorganization and Transformation Plan

Elements of Transformation Plan

The Plan and Disclosure Statement outlined Delphi’s transformation centering around five core areas including agreements reached with each of Delphi’s principal U.S. labor unions and GM. On October 3, 2008, Delphi filed proposed modifications to the Plan and related modifications to the Disclosure Statement with the Court which contained an updated business plan associated with a mid-point total enterprise business valuation of $7.2 billion, and contemplated that Delphi would need to raise approximately $3.75 billion of emergence capital through a combination of term debt and rights to purchase equity. However, since the filing of those modifications, substantial uncertainty and a significant decline in capacity in the credit markets, the global economic downturn generally and the current economic climate in the automotive industry adversely impacted Delphi’s ability to develop a revised recapitalization plan and successfully consummate a confirmed plan of reorganization or other consensual resolution of Delphi’s chapter 11 cases. Delphi continued comprehensive discussions with all of its stakeholders that have a continuing economic interest in its reorganization cases to formulate further plan modifications. In connection with those discussions, Delphi made further revisions to its business plan consistent with the extremely low volume production environment in the global automotive industry and depressed global capital and equity markets. On June 1, 2009, Delphi filed further proposed modifications to the Plan and related modifications to the Disclosure Statement. On July 30, 2009, the Court entered an order confirming Delphi’s Modified Plan. Refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for further information.

Overview of Performance During the Second Quarter of 2009

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

At the end of the third quarter and throughout the fourth quarter of 2008, and into early 2009, the market price of certain commodities, including copper and oil prices, declined significantly and may foreshadow lower cost petroleum-based resin products and lower fuel charges in the future; however prices remain extremely volatile, complicating hedging strategies and other efforts to plan and manage such costs. We are continually seeking to manage material related cost pressures using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging of certain commodities and other means. In the case of copper, which primarily affects the Electrical/Electronic Architecture segment, contract escalation clauses have enabled us to pass on some of the price increases to our customers and thereby partially offset the impact of increased commodity costs on operating income for the related products. We anticipate that an increase in the number of financially volatile key suppliers is likely to continue into the future and this trend may be exacerbated by the recently announced production shutdowns by GM and Chrysler. Refer to Part II. Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in this Quarterly Report on Form 10-Q. We will continue and increase our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts incurred on quoted customer programs. Except as noted below in Results of Operations, our overall success in passing commodity cost increases on to our customers has been limited. As contracts with our customers expire, we will seek to renegotiate terms in order to recover the actual commodity costs we are incurring.

Delphi continues to face considerable challenges due to global revenue decreases and related pricing pressures stemming from a substantial reduction in vehicle production. Sales to GM, our largest customer, have declined since our separation from GM, principally due to declining GM North America (“GMNA”) production, the impact of customer-driven price reductions, and GM’s diversification of its supply base and ongoing changes in our content per vehicle and the product mix purchased. In the second quarter of 2009, GMNA produced

0.4 million vehicles, excluding CAMI Automotive Inc., New United Motor Manufacturing, Inc. and HUMMER H2 brand vehicle production, a decrease of 53% from second quarter 2008 production levels. During the second quarter of 2008, production in GMNA was initially decreased due to work stoppages at American Axle, a Delphi customer which ultimately sells its products to GM as a sub-assembly of their final part (“Tier 1”), (the “work stoppages”). The work stoppages forced GM to slow down production for approximately three months at certain of their manufacturing plants, which also slowed production of other Tier 1 suppliers, including Delphi. Production levels did not increase to fully recover volumes lost as a result of the work stoppages and we expect the continued trend toward passenger cars and away from light duty pick-up trucks and sport utility vehicles will prevent recovery of the volume lost as a result of the work stoppages. This has resulted in unfavorable revenue mix for Delphi as our content per vehicle is lower on cars than trucks.

Additionally, production volumes globally have been significantly lower due to the economic and credit market impacts. Consequently, during 2008 and into the second quarter of 2009, Delphi’s operational challenges intensified as a result of the continued downturn in general economic conditions, including reduced consumer spending and confidence, high oil prices, particularly during 2008, and the credit market crisis, all of which have resulted in global vehicle manufacturers reducing production forecasts and taking other restructuring actions (which hereinafter we refer to as recent consumer trends and market conditions). While initially these negative trends primarily impacted the U.S. during the first part of 2008, all other regions (in addition to the U.S) have experienced market softening during the second half of 2008 and into the second quarter of 2009. With respect to key operating constituents, we continue to monitor the financial conditions of a variety of key customers and suppliers. Given the difficult market conditions projected for much of 2009, we are also closely monitoring activities surrounding the federal support programs.

Overview of Net Sales and Net Loss

	Three Months Ended June 30,					Six Months Ended June 30,
					Favorable/					Favorable/
	2009		2008		(Unfavorable)	2009		2008		(Unfavorable)
					(dollars in millions)

Net sales:
General Motors and affiliates	$664	24%	$1,326	27%	$(662)	$1,375	27%	$2,773	29%	$(1,398)
Other customers	2,111	76%	3,520	73%	(1,409)	3,809	73%	6,850	71%	(3,041)

Total net sales	$2,775		$4,846		$(2,071)	$5,184		$9,623		$(4,439)

Loss from continuing operations	$(564)		$(511)		$(53)	$(26)		$(963)		$937
(Loss) income from discontinued operations, net of tax	(28)		(28)		—	(10)		(153)		143

Net loss	$(592)		$(539)		$(53)	$(36)		$(1,116)		$1,080

Delphi’s global revenue and production volumes have continued to decline due to continued substantial reductions in vehicle production as well as economic and credit market impacts. Our non-GM sales from continuing operations in the three and six months ended June 30, 2009 declined by 40% and 44%, respectively. Additionally, GMNA sales decreased due to a reduction of 53% and 55% in production by GMNA for the three and six months ended June 30, 2009, respectively, which includes the impact of the consumer trends and market conditions. GMNA sales represented approximately 13% and 16% of total net sales for the three and six months ended June 30, 2009, respectively, as compared to approximately 19% and 18% of total net sales for the three and six months ended June 30, 2008, respectively. As GM sales decreased due to reduced GMNA volumes, non-GM sales increased as a percentage of total net sales from continuing operations to 76% and 73% for the three and six months ended June 30, 2009, respectively. In both the three and six months ended June 30, 2009, GM sales from continuing operations decreased 50% from the three and six months ended June 30, 2008, and represented 24% and 27% of total net sales from continuing operations for the three and six months ended June 30, 2009, respectively.

Net loss for the three and six months ended June 30, 2009 was favorably impacted by the following items:

•	$1.2 billion due to the impact of the termination of health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses effective March 31, 2009 recorded during the six months ended June 30, 2009;

•	$100 million and $253 million due to the impact of the Amended GSA and MRA recognized in the three and six months ended June 30, 2009, respectively, (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information);

•	The absence of $168 million goodwill impairment charges related to out Electrical/Electronic Architecture segment recorded during the three and six months ended June 30, 2008 (refer to Note 6. Goodwill to the consolidated financial statements for more information);

•	$116 million and $213 million of decreased selling, general and administrative expenses in the three and six months ended June 30, 2009, respectively, primarily due to headcount reductions, temporary layoffs, and lower operating and restructuring costs to support information technology systems;

•	The absence of $79 million of previously capitalized fees paid to potential Investors and their affiliates recorded as expense in the six months ended June 30, 2008 as a result of the termination of the EPCA;

•	$15 million and $48 million of workforce transition program charges recorded during the three and six months ended June 30, 2008, respectively; and

•	$30 million related to the loss on sale of Delphi’s global bearings business recorded during the six months ended June 30, 2008 within loss on discontinued operations.

Offsetting these favorable items were decreases to gross margin primarily attributable to a 53% and 55% decrease in GMNA volume, respectively, as well as the impact of certain plant closures and divestitures in the Automotive Holdings Group, and recent consumer trends and market conditions, as well as the following items:

•	$96 million and $88 million due to the unfavorable impact for foreign exchange rates in the three and six months ended June 30, 2009, respectively;

•	$59 million and $86 million of increased interest expense for the three and six months ended June 30, 2009, respectively, due to higher interest rates applied to our outstanding debt;

•	$31 million of increased long-lived asset impairment charges for both the three and six months ended June 30, 2009, respectively, primarily due to charges in our Electronics and Safety segment related to upcoming sales and wind-down of its occupant protection systems business in North America and Europe (refer to Note 5. Long-Lived Asset Impairment to the consolidated financial statements for more information); and

•	$33 million related to the loss recognized related to the planned sale of Delphi’s global suspensions and brakes business recorded during the three and six months ended June 30, 2009 within loss on discontinued operations.

SFAS 157 Fair Value Measurement of Derivative Instruments

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The standard does not introduce new requirements mandating the use of fair value. Refer to Note 16. Financial Instruments, Derivatives and Hedging Activities and Fair Value Measurements to the consolidated financial statements for more information.

As of June 30, 2009 and December 31, 2008, Delphi was in a net derivative liability position. As a result of Delphi’s chapter 11 cases, CDS rates are currently not available for Delphi debt. As a result, Delphi obtained estimates of trading levels for its debt from investment banks as well as CDS rates for similarly situated entities to apply to its net derivative liability position for non-performance risk. There was an adjustment of $296 million as of December 31, 2008 for non-performance risk, and there was no adjustment recorded for non-performance risk as of June 30, 2009 based on the trading levels of Delphi’s debt. Delphi’s net derivative liability position as of June 30, 2009 was $174 million. The decrease in non-performance risk adjustment as of June 30, 2009 resulted in a decrease to pre-tax earnings of $5 million, recorded as an increase to cost of sales, as well as a decrease of $135 million to OCI as it relates to derivative financial instruments that qualify as hedges. There was no material adjustment for non-performance risk related to derivative assets as of June 30, 2009 or December 31, 2008 as Delphi’s net derivative asset position at June 30, 2009 and December 31, 2008 related to exposures with counterparties with investment grade credit ratings.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2009 versus Three and Six Months Ended June 30, 2008

The Company’s sales and operating results for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
					Favorable /					Favorable /
	2009		2008		(Unfavorable)	2009		2008		(Unfavorable)
					(dollars in millions)

Net sales:
General Motors and affiliates	$664	24%	$1,326	27%	$(662)	$1,375	27%	$2,773	29%	$(1,398)
Other customers	2,111	76%	3,520	73%	(1,409)	3,809	73%	6,850	71%	(3,041)

Total net sales	$2,775		$4,846		$(2,071)	$5,184		$9,623		$(4,439)
Cost of sales	2,686		4,452		1,766	5,196		8,875		3,679

Gross margin(a)	$89	3.2%	$394	8.1%	$(305)	$(12)	(0.2)%	$748	7.8%	$(760)
Depreciation and amortization	206		210		4	376		418		42
Goodwill impairment charges	—		168		168	—		168		168
Selling, general and administrative	240		356		116	489		702		213

Operating loss	$(357)		$(340)		$(17)	$(877)		$(540)		$(337)
Interest expense	(168)		(109)		(59)	(304)		(218)		(86)
Loss on extinguishment of debt	—		(49)		49	—		(49)		49
Other income, net	8		2		6	16		19		(3)
Reorganization items	(18)		(29)		11	1,126		(138)		1,264

Loss from continuing operations before income taxes and equity (loss) income	$(535)		$(525)		$(10)	$(39)		$(926)		$887
Income tax (expense) benefit	(25)		1		(26)	24		(65)		89

Loss from continuing operations before equity (loss) income	$(560)		$(524)		$(36)	$(15)		$(991)		$976
Equity (loss) income, net of tax	(4)		13		(17)	(11)		28		(39)

Loss from continuing operations	$(564)		$(511)		$(53)	$(26)		$(963)		$937
Loss from discontinued operations, net of tax	(28)		(28)		—	(10)		(153)		143

Net loss	(592)		(539)		(53)	(36)		(1,116)		1,080
Net income attributable to noncontrolling interest	11		12		(1)	15		24		(9)

Net loss attributable to Delphi	$(603)		$(551)		$(52)	$(51)		$(1,140)		$1,089

Amounts attributable to Delphi
Loss from continuing operations	$(575)		$(523)		$(52)	$(41)		$(986)		$945
Discontinued operations	(28)		(28)		—	(10)		(154)		144

Net loss attributable to Delphi	$(603)		$(551)		$(52)	$(51)		$(1,140)		$1,089

(a)	Gross margin is defined as net sales less cost of sales (excluding Depreciation and amortization and Goodwill impairment charges).

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

Net Sales

Below is a summary of Delphi’s sales for the three months ended June 30, 2009 versus June 30, 2008.

	Three Months Ended
	June 30,					Variance Due To:
						Volume and		Commodity
					Favorable/	Contractual		Pass-
	2009		2008		(Unfavorable)	Price Reductions	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$664	24%	$1,326	27%	$(662)	$(602)	$(56)	$(28)	$24	$(662)
Other customers	2,111	76%	3,520	73%	(1,409)	(1,082)	(290)	(35)	(2)	(1,409)

Total net sales	$2,775		$4,846		$(2,071)	$(1,684)	$(346)	$(63)	$22	$(2,071)

Total sales for the three months ended June 30, 2009 decreased 43% compared to the three months ended June 30, 2008. GM sales for the three months ended June 30, 2009 decreased 50% to 24% of total sales, primarily due to reductions in GMNA volume of 53%, and the impact of unfavorable foreign exchange rates and contractual price reductions. Offsetting these decreases to GM sales was $21 million due to the impact of the Amended GSA and MRA recognized in the second quarter of 2009 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information). During the second quarter of 2009, our GM North America content per vehicle decreased to $967, from $1,186 content per vehicle for the second quarter of 2008.

Other customer sales for the three months ended June 30, 2009 decreased 40% and represented 76% of total sales. Other customer sales decreased primarily due to decreased volume as a result of the impact of recent consumer trends and market conditions, as well as the impact of unfavorable foreign exchange rates. Other customer sales were also negatively impacted by contractual price reductions.

Below is a summary of Delphi’s sales for the six months ended June 30, 2009 versus June 30, 2008.

	Six Months Ended
	June 30,					Variance Due To:
						Volume and		Commodity
					Favorable/	Contractual		Pass-
	2009		2008		(Unfavorable)	Price Reductions	FX	Through	Other	Total
	(dollars in millions)					(dollars in millions)
Net sales:
General Motors and affiliates	$1,375	27%	$2,773	29%	$(1,398)	$(1,290)	$(113)	$(42)	$47	$(1,398)
Other customers	3,809	73%	6,850	71%	(3,041)	(2,398)	(591)	(52)	—	(3,041)

Total net sales	$5,184		$9,623		$(4,439)	$(3,688)	$(704)	$(94)	$47	$(4,439)

Total sales for the six months ended June 30, 2009 decreased 46% compared to the six months ended June 30, 2008. GM sales for the six months ended June 30, 2009 decreased 50% to 27% of total sales, primarily due to reductions in GMNA volume of 55%, the impact of unfavorable foreign exchange rates and contractual price reductions. Offsetting these decreases to GM sales was $46 million due to the impact of the Amended GSA and MRA recognized in the six months ended June 30, 2009 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information). During the six months ended June 30, 2009, our GMNA content per vehicle increased slightly to $1,136, as compared to $1,086 content per vehicle for the six months ended June 30, 2008.

Other customer sales for the six months ended June 30, 2009 decreased 44% and represented 73% of total sales. Other customer sales decreased primarily due to decreased volume as a result of the impact of recent consumer trends and market conditions, as well as the impact of unfavorable foreign exchange rates. Additionally, other customer sales were also negatively impacted by contractual price reductions.

Operating Results

Below is a summary of the variances in Delphi’s operating results for the three and six months ended June 30, 2009 versus June 30, 2008.

Gross Margin.  Gross margin decreased to $89 million for the three months ended June 30, 2009 compared to $394 million for the three months ended June 30, 2008, and represented 3.2% as a percentage of sales. Below is a summary of Delphi’s gross margin for this period.

	Three Months Ended
	June 30,			Variance Due To:
					Contractual		Employee
			Favorable/		Price	Operational	Termination
	2009	2008	(Unfavorable)	Volume	Reductions	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$89	$394	$(305)	$(621)	$(22)	$370	$(13)	$(19)	$(305)
Percentage of Sales	3.2%	8.1%

The decrease in gross margin was largely driven by reductions in volume, as noted in the table above, including the impact of an approximate 53% decrease in GMNA volume, and recent consumer trends and market conditions. In addition to the decreased volume, gross margin was also negatively impacted by contractual price reductions, increased employee termination benefits and other exit costs as noted in the table above, as well as $126 million due to the impact of foreign exchange rates.

Offsetting these decreases, gross margin was favorably impacted due to improvements in operational performance as noted in the table above, as well as the following items:

•	$73 million recognized in the second quarter of 2009 due to the impact of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information); and

•	The absence of $15 million of workforce transition program charges recorded during the second quarter of 2008.

Gross Margin.  Gross margin decreased to a loss of $12 million for the six months ended June 30, 2009 compared to income of $748 million for the six months ended June 30, 2008, and represented (0.2%) as a percentage of sales. Below is a summary of Delphi’s gross margin for this period.

	Six Months Ended
	June 30,			Variance Due To:
					Contractual		Employee
			Favorable/		Price	Operational	Termination
	2009	2008	(Unfavorable)	Volume	Reductions	Performance	Benefits	Other	Total
	(dollars in millions)			(dollars in millions)
Gross Margin	$(12)	$748	$(760)	$(1,393)	$(42)	$656	$(13)	$32	$(760)
Percentage of Sales	(0.2)%	7.8%

The decrease in gross margin was largely driven by reductions in volume, as noted in the table above, including the impact of an approximate 55% decrease in GMNA volume, certain plant closures and divestitures in the Automotive Holdings Group, and recent consumer trends and market conditions. In addition to the decreased volume, gross margin was also negatively impacted by contractual price reductions and the following items:

•	$150 million due to the impact of foreign exchange rates; and

•	The absence of $28 million in warranty recovery in the Thermal Systems segment from an affiliated supplier recognized in the six months ended June 30, 2008 related to previously incurred warranty costs.

Offsetting these decreases, gross margin was favorably impacted due to improvements in operational performance and reductions in employee termination benefits and other exit costs, as noted in the table above, as well as the following items:

•	$147 million recognized in the six months ended June 30, 2009 due to the impact of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information); and

•	The absence of $48 million of workforce transition program charges recorded during the six months ended June 30, 2008.

Depreciation and Amortization for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Depreciation and amortization was $170 million and $205 million for the three months ended June 30, 2009 and 2008, respectively, and $339 million and $412 million for the six months ended June 30, 2009 and 2008, respectively. The decrease of $35 million and $73 million for the three and six months ended June 30, 2009 and 2008, respectively, primarily reflects the impact of certain assets that were impaired in 2007 and 2008, resulting in reduced depreciation and amortization expense, lower capital spending at previously impaired sites and the effect of accelerated depreciation on assets nearing the end of their program life. Additionally, Delphi experienced a decrease in overall capital spending of $71 million and $146 million or approximately 30% and 38% versus the three and six months ended June 30, 2008, respectively. Long-lived asset impairment charges related to the valuation of long-lived assets held for use were $36 million and $5 million for the three months ended June 30, 2009 and 2008, respectively, and $37 million and $6 million for the six months ended June 30, 2009 and 2008, respectively. The charges for the three and six months ended June 30, 2009 primarily occurred in our Electronics and Safety segment related to upcoming sales and wind-down of its occupant protection systems business in North America and Europe.

Goodwill Impairment Charges for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Goodwill impairment charges of approximately $168 million were recorded in the three and six months ended June 30, 2008 related to our Electrical/Electronic Architecture segment. Refer to Note 6. Goodwill to the consolidated financial statements for more information.

Selling, General and Administrative Expenses for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Selling general and administrative (“SG&A”) expenses were $240 million and $356 million for the three months ended June 30, 2009 and 2008, respectively, and $489 million and $702 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in total SG&A expenses is primarily due to headcount reductions and temporary layoffs, lower operating and restructuring costs to support information technology systems, and decreased SG&A expenses in other areas. Additionally, SG&A decreased due to $19 million and $39 million of favorable impacts of foreign currency exchange for the three and six months ended June 30, 2009, respectively.

Interest Expense for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Interest expense was $168 million and $109 million for the three months ended June 30, 2009 and 2008, respectively, and $304 million and $218 million for the six months ended June 30, 2009 and 2008, respectively. This increase primarily resulted from higher interest rates applied to our outstanding debt for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. Partially offsetting this increase was the net $7 million of interest expense related to prepetition debt and allowed unsecured claims from January 1, 2008 through January 25, 2008, the confirmation date of the plan of reorganization, which Delphi recorded during the six months ended June 30, 2008. Approximately $25 million and $33 million of contractual interest expense related to outstanding debt, including debt subject to compromise, was not recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”) in the three months ended June 30, 2009 and 2008, respectively, and $56 million and $57 million of contractual interest expense was not recognized in accordance with the provisions of SOP 90-7 during the six months ended June 30, 2009 and 2008, respectively.

Other Income and Expense for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Other income was $8 million and $2 million for the three months ended June 30, 2009 and 2008, respectively, and $16 million and $19 million for the six months ended June 30, 2009 and 2008, respectively. The increase was due to dividend income received in Delphi’s Asia-Pacific region during the three months ended June 30, 2009.

Reorganization Items for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Bankruptcy-related reorganization items were $18 million and $29 million of expense for the three and six months ended June 30, 2009 and 2008, respectively, and $1,126 million of income and $138 million of expense for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, Delphi recognized a settlement gain of $1,168 million due to the impact of the termination of health care and life insurance benefits in retirement to salaried employees, retirees and surviving spouses effective March 31, 2009 (refer to Note 12. Pension and Other Postretirement Benefits to the consolidated financial statements). Reorganization items also included professional fees, primarily legal, directly related to the reorganization of $16 million and $30 million during the three months ended June 30, 2009 and 2008, respectively, and $39 million and $59 million during the six months ended June 30, 2009 and 2008, respectively. These costs were partially offset by interest income of $2 million and $4 million from accumulated cash from the reorganization during the three and six months ended June 30, 2008, respectively. Additionally, as a result of the events surrounding the termination of the EPCA, Delphi recorded expense of $79 million related to previously capitalized fees paid to the Investors and their affiliates during the six months ended June 30, 2008.

Income Taxes for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Income tax expense was $25 million for the three months ended June 30, 2009 compared to an income tax benefit of $1 million for the three months ended June 30, 2008. We recorded an income tax benefit of $24 million for the six months ended June 30, 2009 compared to income tax expense of $65 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, taxes were recorded at amounts approximating the projected annual effective tax rate applied to earnings of certain non-U.S. operations. The annual effective tax rate in the six months ended June 30, 2009 was impacted by the recognition of a $52 million tax benefit related to the salaried OPEB obligation which was settled during the same period. The change in annual effective rate in the three and six months ended June 30, 2008 was related to the $117 million in U.S. pre-tax other comprehensive income related to derivative contracts on copper and the Mexican Peso, reducing the Company’s 2008 valuation allowance and resulting in a benefit of $21 million. We do not recognize income tax benefits on losses in continuing operations in our U.S. and certain other non-U.S. tax jurisdictions. Due to a history of operating losses, it is more likely than not that these tax benefits will not be realized.

Equity (Loss) Income for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Equity loss was $4 million and $11 million for the three and six months ended June 30, 2009, respectively, and equity income was $13 million and $28 million for the three and six months ended June 30, 2008, respectively. Equity (loss) income reflects the results of ongoing operations within Delphi’s equity-method investments.

Loss from Discontinued Operations for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Loss from discontinued operations was $28 million for both the three months ended June 30, 2009 and 2008, and $10 million and $154 million for the six months ended June 30, 2009 and 2008, respectively. The loss from discontinued operations includes the losses related to the operations and assets held for sale of the Steering Business and Automotive Holdings Group, as shown below, as well as the following items.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Loss from discontinued operations:
Impact of Amended GSA and MRA (Note 2)	$27	$—	$106	$—
Employee Termination Benefits and Other Exit Costs (Note 9)	(5)	(25)	(4)	(103)
Loss related to assets held for sale	(48)	(2)	(25)	(39)
Other results of operations	(2)	(1)	(87)	(11)

Total	(28)	(28)	(10)	(153)
Non-controlling interest	—	—	—	(1)

Total loss from discontinued operations	$(28)	$(28)	$(10)	$(154)

Steering	(8)	8	23	(69)
Automotive Holdings Group	(20)	(36)	(33)	(85)

Net Income Attributable to Noncontrolling Interest for the Three and Six Months Ended June 30, 2009 versus June 30, 2008.  Net income attributable to noncontrolling interest was $11 million and $12 million for the three months ended June 30, 2009 and 2008, respectively, and $15 million and $24 million for the six months ended June 30, 2009 and 2008, respectively. Noncontrolling interest reflects the results of ongoing operations within Delphi’s consolidated investments attributable to noncontrolling interest.

Results of Operations by Segment

Delphi’s operating structure consists of its core business within four segments that support its previously identified strategic product lines, as well as Corporate and Other. An overview of Delphi’s reporting segments, which are grouped on the basis of similar product, market and operating factors, follows:

•	Electronics and Safety, which includes audio, entertainment and communications, safety systems, body controls and security systems, displays, mechatronics and power electronics, as well as advanced development of software and silicon.

•	Powertrain Systems, which includes extensive systems integration expertise in gasoline, diesel and fuel handling and full end-to-end systems including fuel injection, combustion, electronics controls, exhaust handling, and test and validation capabilities.

•	Electrical/Electronic Architecture, which includes complete electrical architecture and component products.

•	Thermal Systems, which includes Heating, Ventilating and Air Conditioning (“HVAC”) systems, components for multiple transportation and other adjacent markets, and powertrain cooling and related technologies.

•	Corporate and Other, which includes the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, elimination of inter-segment transactions and charges related to U.S. employee workforce transition programs. Additionally, Corporate and Other includes the Product and Service Solutions business, which is comprised of independent aftermarket, diesel aftermarket, original equipment service and medical systems.

Delphi also has non-core steering and halfshaft product lines, interiors and closures product lines and various other non-core product lines and plant sites that do not fit Delphi’s future strategic framework that are reported in discontinued operations. Previously, the steering and halfshaft product line was a separate operating segment and the interiors and closures product line and other non-core product lines and plant sites were a separate operating segment. Refer to Note 17. Discontinued Operations for more information.

Our management relies on segment operating income before depreciation and amortization, rationalization and transformation charges and discontinued operations (“OIBDAR”) as a key performance measure. OIBDAR is defined as operating income before depreciation and amortization, including long-lived asset and goodwill impairment charges, transformation and rationalization charges related to plant consolidations, plant wind-downs and discontinued operations.

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

The calculation of OIBDAR, as derived from operating income, is as follows for the three and six months ended June 30, 2009 and 2008:

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Three Months Ended June 30, 2009:
Operating (loss) income	$(168)	$(77)	$(108)	$(14)	$10	$(357)
Depreciation and amortization	46	50	48	17	9	170
Long-lived asset impairment charges	34	1	—	—	1	36
Transformation and rationalization charges:
Employee termination benefits and other exit costs	18	14	23	2	(1)	56
Other transformation and rationalization costs	1	7	7	—	11	26
Discontinued operations	—	—	—	—	22	22

OIBDAR	$(69)	$(5)	$(30)	$5	$52	$(47)

Other transformation and rationalization costs for the three months ended June 30, 2009 primarily includes costs related to certain plant consolidations and closures and costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Three Months Ended June 30, 2008:
Operating (loss) income	$(75)	$7	$(183)	$(11)	$(78)	$(340)
Depreciation and amortization	64	63	46	19	13	205
Long-lived asset impairment charges	4	—	1	—	—	5
Goodwill impairment charges	—	—	168	—	—	168
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	15	15
Employee termination benefits and other exit costs	11	6	19	6	—	42
Other transformation and rationalization costs	16	8	10	—	42	76
Discontinued operations	—	—	—	—	27	27

OIBDAR	$20	$84	$61	$14	$19	$198

Other transformation and rationalization costs for the three months ended June 30, 2008 primarily includes costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, startup costs related to the consolidation of many staff administrative functions into a global service business group, costs related to Delphi’s engineering and manufacturing footprint rotation, and costs related to certain plant consolidations and closures.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Six Months Ended June 30, 2009:
Operating (loss) income	$(328)	$(216)	$(286)	$(57)	$10	$(877)
Depreciation and amortization	94	99	94	33	19	339
Long-lived asset impairment charges	34	1	1	—	1	37
Transformation and rationalization charges:
Employee termination benefits and other exit costs	35	19	55	4	(7)	106
Other transformation and rationalization costs	5	12	9	—	10	36
Discontinued operations	—	—	—	—	21	21

OIBDAR	$(160)	$(85)	$(127)	$(20)	$54	$(338)

Other transformation and rationalization costs for the six months ended June 30, 2009 primarily includes costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, and costs related to certain plant consolidations and closures. These costs were partially offset by $12 million of workers compensation liabilities assumed by GM.

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Six Months Ended June 30, 2008:
Operating (loss) income	$(155)	$(6)	$(189)	$15	$(205)	$(540)
Depreciation and amortization	127	131	91	34	29	412
Long-lived asset impairment charges	5	—	1	—	—	6
Goodwill impairment charges	—	—	168	—	—	168
Transformation and rationalization charges:
U.S. employee workforce transition program charges	—	—	—	—	48	48
Employee termination benefits and other exit costs	39	10	32	9	—	90
Other transformation and rationalization costs	31	11	18	1	69	130
Discontinued operations	—	—	—	—	38	38

OIBDAR	$47	$146	$121	$59	$(21)	$352

Other transformation and rationalization costs for the six months ended June 30, 2008 primarily includes costs necessary to implement information technology systems to support finance, manufacturing and product development initiatives, costs related to certain plant consolidations and closures, costs related to Delphi’s engineering and manufacturing footprint rotation, and startup costs related to the consolidation of many staff administrative functions into a global service business group.

Sales and gross margin for the three and six months ended June 30, 2009 and 2008 by segment are as follows:

			Electrical/
	Electronics	Powertrain	Electronic	Thermal	Corporate
	and Safety	Systems	Architecture	Systems	and Other	Total
	(in millions)

For the Three Months Ended June 30:
2009 Total Net Sales	$584	$726	$985	$332	$148	$2,775
2008 Total Net Sales	1,145	1,338	1,619	598	146	4,846

(Decrease) Increase	$(561)	$(612)	$(634)	$(266)	$2	$(2,071)
For the Six Months Ended June 30:
2009 Total Net Sales	$1,120	$1,361	$1,809	$618	$276	$5,184
2008 Total Net Sales	2,360	2,621	3,203	1,172	267	9,623

(Decrease) Increase	$(1,240)	$(1,260)	$(1,394)	$(554)	$9	$(4,439)
For the Three Months Ended June 30:
2009 Gross Margin	$(29)	$26	$17	$26	$49	$89
2008 Gross Margin	75	144	142	41	(8)	394

(Decrease) Increase	$(104)	$(118)	$(125)	$(15)	$57	$(305)
2009 Gross margin percentage	(5.0)%	3.6%	1.7%	7.8%	33.1%	3.2%
2008 Gross margin percentage	6.6%	10.8%	8.8%	6.9%	(5.5)%	8.1%
For the Six Months Ended June 30:
2009 Gross Margin	$(80)	$—	$(39)	$25	$82	$(12)
2008 Gross Margin	142	273	283	118	(68)	748

(Decrease) Increase	$(222)	$(273)	$(322)	$(93)	$150	$(760)
2009 Gross margin percentage	(7.1)%	0.0%	(2.2)%	4.0%	29.7%	(0.2)%
2008 Gross margin percentage	6.0%	10.4%	8.8%	10.1%	(25.5)%	7.8%

GM Sales by Segment

	Three Months Ended
	June 30,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2009	2008	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$125	$296	$(171)	$(158)	$—	$(13)	$—	$(171)
Powertrain Systems	127	298	(171)	(158)	—	(13)	—	(171)
Electrical/Electronic Architecture	206	365	(159)	(119)	(22)	(18)	—	(159)
Thermal Systems	130	287	(157)	(141)	(5)	(10)	(1)	(157)
Corporate and Other	76	80	(4)	(26)	(1)	(2)	25	(4)

Total	$664	$1,326	$(662)	$(602)	$(28)	$(56)	$24	$(662)

•	Corporate and Other includes $21 million of Keep Site Facilitation reimbursements recognized in the three months ended June 30, 2009 as a result of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information.)

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, British Pound, Korean Won, Chinese Renmenbi, and the Polish Zloty.

	Six Months Ended
	June 30,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2009	2008	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$289	$645	$(356)	$(331)	$—	$(25)	$—	$(356)
Powertrain Systems	282	606	(324)	(300)	—	(24)	—	(324)
Electrical/Electronic Architecture	399	768	(369)	(295)	(36)	(38)	—	(369)
Thermal Systems	254	583	(329)	(300)	(6)	(22)	(1)	(329)
Corporate and Other	151	171	(20)	(64)	—	(4)	48	(20)

Total	$1,375	$2,773	$(1,398)	$(1,290)	$(42)	$(113)	$47	$(1,398)

•	Corporate and Other includes $46 million of Keep Site Facilitation reimbursements recognized in the six months ended June 30, 2009 as a result of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information.)

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, British Pound, Korean Won, Chinese Renmenbi, and the Polish Zloty.

Other Customer and Inter-segment Sales by Segment

	Three Months Ended
	June 30,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2009	2008	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$459	$849	$(390)	$(321)	$—	$(68)	$(1)	$(390)
Powertrain Systems	599	1,040	(441)	(336)	—	(106)	1	(441)
Electrical/Electronic Architecture	779	1,254	(475)	(365)	(33)	(77)	—	(475)
Thermal Systems	202	311	(109)	(89)	(2)	(18)	—	(109)
Corporate and Other	72	66	6	29	—	(21)	(2)	6

Total	$2,111	$3,520	$(1,409)	$(1,082)	$(35)	$(290)	$(2)	$(1,409)

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, British Pound, Korean Won, Chinese Renmenbi, and the Polish Zloty.

	Six Months Ended
	June 30,			Variance Due To:
				Volume and
				Contractual
			Favorable/	Price	Commodity	Foreign
	2009	2008	(Unfavorable)	Reductions	Pass-through	Exchange	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$831	$1,715	$(884)	$(744)	$—	$(140)	$—	$(884)
Powertrain Systems	1,079	2,015	(936)	(705)	—	(231)	—	(936)
Electrical/Electronic Architecture	1,410	2,435	(1,025)	(835)	(50)	(139)	(1)	(1,025)
Thermal Systems	364	589	(225)	(186)	(2)	(38)	1	(225)
Corporate and Other	125	96	29	72	—	(43)	—	29

Total	$3,809	$6,850	$(3,041)	$(2,398)	$(52)	$(591)	$—	$(3,041)

•	Foreign exchange fluctuations are primarily related to the Euro, Brazilian Real, British Pound, Korean Won, Chinese Renmenbi, and the Polish Zloty.

OIBDAR by Segment

	Three Months Ended
	June 30,			Variance Due To:
					Contractual
			Favorable/		Price	Operational
	2009	2008	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$(69)	$20	$(89)	$(167)	$(6)	$97	$(13)	$(89)
Powertrain Systems	(5)	84	(89)	(201)	(4)	109	7	(89)
Electrical/Electronic Architecture	(30)	61	(91)	(179)	(12)	86	14	(91)
Thermal Systems	5	14	(9)	(67)	—	40	18	(9)
Corporate and Other	52	19	33	(114)	(2)	112	37	33

Total	$(47)	$198	$(245)	$(728)	$(24)	$444	$63	$(245)

As noted in the table above, OIBDAR for the three months ended June 30, 2009 was impacted by volume, contractual price reductions, and operational performance improvements, which include favorable manufacturing and engineering performance as well as the following items included in Other in the table above:

SG&A:

•	The favorable impact of salaried headcount reductions and temporary layoffs of $15 million, $12 million, $14 million, $6 million and $27 million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Corporate and Other segments, respectively.

Foreign Exchange:

•	Foreign currency exchange impact of ($20) million, ($41) million, ($14) million, ($2) million and ($44) million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Corporate and Other segments, respectively.

OIBDAR in the Corporate and Other segment was impacted for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 by the following:

•	$91 million of decreases in pension and other postretirement and postemployment benefit and workers’ compensation costs; and

•	$21 million recognized during the three months ended June 30, 2009 of Keep Site Facilitation payments as a result of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information).

Offsetting these increases, was $46 million of increased corporate expenses retained at Corporate and Other and $18 million of costs related to the closure of certain plants and divestitures in our Automotive Holding Group which is included in discontinued operations.

	Six Months Ended
	June 30,			Variance Due To:
					Contractual
			Favorable/		Price	Operational
	2009	2008	(Unfavorable)	Volume	Reductions	Performance	Other	Total
	(in millions)			(in millions)
Electronics and Safety	$(160)	$47	$(207)	$(397)	$(2)	$199	$(7)	$(207)
Powertrain Systems	(85)	146	(231)	(430)	(10)	198	11	(231)
Electrical/Electronic Architecture	(127)	121	(248)	(403)	(26)	173	8	(248)
Thermal Systems	(20)	59	(79)	(147)	(3)	66	5	(79)
Corporate and Other	54	(21)	75	(306)	(1)	208	174	75

Total	$(338)	$352	$(690)	$(1,683)	$(42)	$844	$191	$(690)

As noted in the table above, OIBDAR for the six months ended June 30, 2009 was impacted by volume, contractual price reductions, and operational performance improvements, which include favorable manufacturing and engineering performance offset by unfavorable material and freight economics, as well as the following items included in Other in the table above:

Warranty:

•	The absence of $28 million in warranty recovery in the Thermal Systems segment from an affiliated supplier recognized in the six months ended June 30, 2008 related to previously incurred warranty costs.

SG&A:

•	The favorable impact of salaried headcount reductions and temporary layoffs of $25 million, $13 million, $27 million, $11 million and $73 million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Corporate and Other segments, respectively.

Foreign Exchange:

•	Foreign currency exchange impact of ($37) million, ($59) million, ($16) million, ($3) million and ($20) million in the Electronics and Safety, Powertrain Systems, Electrical/Electronic Architecture, Thermal Systems and Corporate and Other segments, respectively.

OIBDAR in the Corporate and Other segment was favorably impacted for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 by the following:

•	$208 million of decreases in pension and other postretirement and postemployment benefit and workers’ compensation costs; and

•	$46 million recognized during the six months ended June 30, 2009 of Keep Site Facilitation payments as a result of the Amended GSA and MRA which became effective in September 2008 (refer to Note 2. Transformation Plan and Chapter 11 Bankruptcy to the consolidated financial statements for more information).

Offsetting these increases, was $93 million of increased corporate expenses retained at Corporate and Other and $22 million of costs related to the closure of certain plants and divestitures in our Automotive Holding Group which is included in discontinued operations.

Liquidity and Capital Resources

Overview of Capital Structure

Amended and Restated DIP Credit Facility and Accommodation Agreement

During the first quarter of 2007, Delphi refinanced its prepetition and postpetition credit facilities by entering into a Revolving Credit, Term Loan, and Guaranty Agreement (the “Refinanced DIP Credit Facility”) to borrow up to approximately $4.5 billion from a syndicate of lenders. During the second quarter of 2008, Delphi received Court approval and the required commitments from its lenders to amend and extend its Amended and Restated DIP Credit Facility, which amendments and extension became effective in May 2008. As a result, the Amended and Restated DIP Credit Facility is the aggregate size of $4.35 billion (as compared to $4.5 billion), consisting of a $1.1 billion first priority revolving credit facility (the “Tranche A Facility” or the “Revolving Facility”), a $500 million first priority term loan (the “Tranche B Term Loan”) and a $2.75 billion second priority term loan (the “Tranche C Term Loan”).

On December 12, 2008, Delphi entered into the Accommodation Agreement allowing Delphi to retain the proceeds of its Amended and Restated DIP Credit Facility. Under the Accommodation Agreement, the lenders under the Amended and Restated DIP Credit Facility have agreed among other things to allow Delphi to continue using the proceeds of such facility and to forbear from the exercise of certain default-related remedies in each case until June 30, 2009 subject to continued compliance of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement, as amended).

Throughout the first and second quarters of 2009 and through August 11, 2009, Delphi entered into several further amendments and supplements to the Accommodation Agreement (the “Accommodation Agreement Amendments”), which further extended certain milestone dates in the Accommodation Agreement and ultimately extended the accommodation period under the Accommodation Agreement to August 13, 2009 until 8:00 p.m. (Eastern time). Additionally, pursuant to the Accommodation Agreement Amendments, among other things, (i) the lenders have postponed Delphi’s obligations to make current payments of interest in respect of the Tranche C Term Loan, (ii) Delphi has the ability to access certain cash collateral baskets to make certain distributions consistent with the MDA and the Modified Plan and (iii) to the extent that such cash is used in a manner consistent with the MDA and the Modified Plan, Delphi is permitted to access certain cash from its foreign subsidiaries without using the proceeds thereof to repay the DIP loans (as was previously required under the Accommodation Agreement). For a full description of each of the amendments, see Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008 and Delphi’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 and Delphi’s Current Reports on Form 8-K filed with the United States Securities and Exchange Commission on June 2, 2009, June 9, 2009, June 18, 2009, June 22, 2009, June 24, 2009, July 1, 2009, July 8, 2009, July 13, 2009, July 20, 2009, July 22, 2009, July 30, 2009, July 30, 2009, August 3, 2009, August 5, 2009, August 7, 2009, and August 10, 2009. The following description of the Accommodation Agreement reflects all amendments through the date hereof.

In connection with an amendment entered on March 31, 2009, Delphi applied all previously collected interest payments in respect of the Tranche C Term Loan, approximately $86 million, ratably as repayments of principal outstanding under the Tranche A Facility and the Tranche B Term Loan. In conjunction with the effectiveness of this amendment, $25 million of amounts in a cash collateral account were ratably applied to pay down principal amounts outstanding under the Tranche A Facility and Tranche B Term Loan. In addition, the amendment entered on April 22, 2009 provides that all future Tranche C interest payments will be applied ratably to repayments of principal amounts outstanding under the Tranche A Facility and the Tranche B Term Loan until paid in full. Delphi continues to recognize the contractual accrued interest on the Tranche C Term Loan.

Termination Date of the Accommodation Agreement

Under the Accommodation Agreement (as amended through the date of this report), Delphi may continue using the proceeds of the Amended and Restated DIP Credit Facility and the lenders have agreed, among other things, to forbear from the exercise of certain default-related remedies, in each case until the earlier to occur of (i) August 13, 2009 at 8:00 p.m. (Eastern time), (ii) Delphi’s failure to comply with its covenants, including the milestone dates described below, under the Accommodation Agreement or the occurrence of certain other events set forth in the Accommodation Agreement; and (iii) an event of default under the Amended and Restated DIP Credit Facility (other than the failure to repay the loans under the facility on the maturity date or comply with certain other repayment provisions). To date, Delphi has been successful in obtaining short-term extensions to the termination date of the Accommodation Agreement and will continue to seek such extensions until such time as the Modified Plan is effective, however, there can be no assurances that it will continue to be successful in obtaining such extensions as needed.

Additionally, the accommodation period under the Accommodation Agreement will terminate on August 14, 2009, in the event that a majority of the Tranche A and Tranche B lenders who have signed the Accommodation Agreement and a majority of all lenders who signed the Accommodation Agreement have not notified Delphi that a detailed term sheet which has been agreed to by both GM and the U.S. Treasury and which sets forth the terms of a global resolution of matters relating to GM’s contribution to the resolution of Delphi’s chapter 11 cases, including, without limitation, all material transactions between Delphi and GM relevant to such resolution, delivered by Delphi to the agent under the Amended and Restated DIP Credit Facility, is satisfactory on or before August 13, 2009.

Requirements of the Accommodation Agreement

Notwithstanding the Accommodation Agreement, Delphi is in default of the terms of its Amended and Restated DIP Credit Facility and as a result, as of December 12, 2008, the effective date of the Accommodation Agreement, Delphi is no longer able to make additional draws under the facility. However, under the Accommodation Agreement, Delphi is required to continue to comply with the provisions of the Amended and Restated DIP Credit Facility (as amended and modified by the Accommodation Agreement), in addition to the provisions of the Accommodation Agreement. To date, Delphi has been able to maintain sufficient liquidity to continue operations, however, there can be no assurances this will continue to be the case, (refer to Liquidity Outlook in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Terms of the Amended and Restated DIP Credit Facility and Accommodation Agreement

The facilities currently bear interest at the Administrative Agent’s Alternate Base Rate (“ABR”) plus a specified percent, as detailed in the table below, and the amounts outstanding (in millions) and rates effective as of June 30, 2009 were:

		Borrowings as of	Rates effective as of
		June 30,	June 30,
	ABR plus	2009	2009
	(in millions)

Tranche A	5.00%	$230	9.25%
Tranche B	5.00%	$311	9.25%
Tranche C	6.25%	$2,750	10.50%

The Tranche A, Tranche B and Tranche C facilities include an ABR floor of 4.25%.

The Company had $46 million in letters of credit outstanding under the Revolving Facility as of June 30, 2009. The amount outstanding at any one time under the First Priority Facilities is limited by a borrowing base computation as described in the Accommodation Agreement. Under the Accommodation Agreement, Delphi is required to provide weekly borrowing base calculations to the bank lending syndicate. Based on the borrowing base computation in effect at June 30, 2009, as defined in the Accommodation Agreement, Delphi’s borrowing base was reduced by a deduction of $116 million for unrealized losses related to Delphi’s hedging portfolio, which as of June 30, 2009 resulted in net losses included in accumulated other comprehensive income (“OCI”) of $219 million pre-tax, primarily related to copper and Mexican Peso hedges, as further described in Note 16. Financial Instruments, Derivatives and Hedging Activities and Fair Value Measurements.

The Amended and Restated DIP Credit Facility and the Accommodation Agreement includes affirmative, negative and financial covenants that impose restrictions on Delphi’s financial and business operations, including Delphi’s ability, among other things, to incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock.

The Amended and Restated DIP Credit Facility also contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the Amended and Restated DIP Credit Facility, and interest on all outstanding amounts is payable on demand at 2% above the then applicable rate. The Accommodation Agreement contains further defaults and events of default, the occurrence of which (absent a waiver or cure thereof within the applicable grace period) could result in the termination of the accommodation period under the Accommodation Agreement. Delphi was in compliance with the Amended and Restated DIP Credit Facility and Accommodation Agreement covenants as in effect on June 30, 2009.

In the six months ended June 30, 2009, the Company received authority from the Court to pay applicable fees to various lenders in conjunction with certain amendments entered into during the first and second quarters of 2009, and paid approximately $38 million in fees to the consenting lenders for all amendments. Delphi also paid arrangement and other fees to various lenders associated with the amendments.

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

On September 26, 2008, the Court granted Delphi’s motion to amend the original GM Advance Agreement to provide for a $300 million facility, which could be drawn against from time to time as necessary for Delphi to maintain $300 million of liquidity, as determined in accordance with the amendment to the GM Advance Agreement signed on August 7, 2008 and to give GM an administrative claim for all unpaid advances under such additional facility.

On June 10, 2009, the Court granted Delphi’s motion to further amend and restate the original GM Advance Agreement between Delphi and GM. The effectiveness of the amended and restated GM Advance Agreement was subject to certain conditions precedent which were fully satisfied on June 16, 2009. Pursuant to the amendment and restatement of the GM Advance Agreement, GM agreed to furnish a $250 million credit facility (the “Tranche C Facility”) to Delphi subject to certain conditions specified therein. The following description of the terms of the Tranche C Facility is qualified by reference to the full text of the GM Advance Agreement (as so amended and restated through the date hereof). The GM Advance Agreement did not materially alter the terms and conditions of the original GM Advance Agreement with respect to the previously agreed to $300 million facility (the “Tranche B Facility”), however, the commitments under the Tranche B Facility have expired and all loans under the Tranche B Facility are required to be repaid concurrently with the repayment of the loans under the Tranche C Facility. Between July 23, 2009 and August 11, 2009, Delphi entered into further amendments to the GM Advance Agreement. The combined effect of these amendments was to extend the deadline for Delphi to satisfy certain milestones, which if not met, would prevent Delphi from continued access to the Tranche C Facility. To date, Delphi has been successful in obtaining short-term extensions of the deadline concurrent with the extensions of the termination date of the Accommodation Agreement and will continue to seek such extensions until such time as the Modified Plan is effective, however, there can be no assurances that it will continue to be successful in obtaining such extensions as needed. For more details regarding the GM Advance Agreement and various amendments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Additionally, GM has agreed, subject to certain conditions, to accelerate payment of certain payables up to $300 million to Delphi, pursuant to the Partial Temporary Accelerated Payments Agreement (“PTAP”). As of June 30, 2009, GM had accelerated payment of $300 million under such agreement and, therefore no amounts remain to be accelerated thereunder. The PTAP provides that GM will generally recoup these accelerated payments from its September, 2009 MNS-2 payment to Delphi.

The GM Advance Agreement (as amended and restated) currently has a targeted cash balance amount of $25 million and Delphi is required to use any free cash flow above the targeted cash balance amount (as determined in accordance with the GM Advance Agreement) to repay from time to time (in accordance with the GM Advance Agreement) any amounts outstanding thereunder. As of June 30, 2009, $400 million was outstanding pursuant to the GM Advance Agreement and $150 million was available for future advances. As of July 31, 2009, the remaining $150 million was outstanding pursuant to the GM Advance Agreement and there were no amounts available for future advances. There can be no assurances, however, that GM will have sufficient liquidity to continue to advance amounts under the GM Advance Agreement. Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II. Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in this Quarterly Report on Form 10-Q for risks and uncertainties related to Delphi’s business relationship with GM.

Other Financing

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

We also maintain various accounts receivable factoring facilities in Europe that are accounted for as short-term debt. These uncommitted factoring facilities are available through various financial institutions. As of June 30, 2009 and December 31, 2008, we had $105 million and $264 million outstanding under these accounts receivable factoring facilities, respectively.

In December 2008, Delphi signed a termination agreement under the European accounts receivables securitization program (the “European Program”) establishing that the program principal would be repaid by March 31, 2009. However, in January 2009, Delphi entered into an extension to the termination period such that the program principal will be repaid by June 17, 2009 via amortization of principal over the extension period. During the extension period, the availability under the program was capped at dollar equivalent of the sum of €38 million ($53 million with June 30, 2009 foreign currency exchange rates) and £9 million ($15 million with June 30, 2009 foreign currency exchange rates). Borrowings on the accounts receivable transferred under this program were accounted for as short-term debt. As of June 30, 2009 there were no outstanding borrowings under this program and as of December 31, 2008, outstanding borrowings under this program were approximately $88 million. As of June 30, 2009, the European Program has been terminated. Delphi continues to have access to other forms of receivables financing in Europe as noted above.

In March 2009, Delphi entered into a European trade receivables financing program with Eurofactor. The availability under the program is €40 million ($56 million with June 30, 2009 foreign currency exchange rates). Borrowings under this program are accounted for as short-term debt. No amounts were outstanding under this arrangement as of June 30, 2009.

The table below shows a reconciliation of changes in interest in accounts receivables transferred for the period ended June 30, 2009.

(in millions)

Beginning Balance at December 31, 2008	$88
Receivables transferred	145
Proceeds from new securitizations	(236)
Receivables repurchased	(52)
Other	55

Ending balance at June 30, 2009	$—

As of June 30, 2009 and December 31, 2008, we had $222 million and $257 million of other debt, primarily consisting of overseas bank facilities.

Pre-Petition Indebtedness

As of June 30, 2009, substantially all of our unsecured prepetition long-term debt was in default and is subject to compromise. For additional information on our unsecured prepetition long-term debt, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to the terms of our confirmed Plan, the following table details our unsecured prepetition long-term debt subject to compromise, and our short-term and other debt not subject to compromise:

	June 30,	December 31,
	2009	2008
	(in millions)

Long-term debt subject to compromise:
Senior unsecured debt with maturities ranging from 2006 to 2029	$1,984	$1,984
Junior subordinated notes due 2033	391	391

Total long-term debt subject to compromise	2,375	2,375

Short-term, other, and long-term debt not subject to compromise:
Amended and Restated DIP term loans and revolving credit facility	3,291	3,620
GM liquidity support agreements	700	—
Accounts receivable factoring and European securitization	105	352
Other debt	154	202

Total short-term and other debt not subject to compromise	4,250	4,174
Other long-term debt	68	55

Total debt not subject to compromise	4,318	4,229

Total outstanding debt	$6,693	$6,604

Credit Ratings, Stock Listing

As a result of the Chapter 11 Filings, Standard & Poor’s, Moody’s, and Fitch Ratings no longer maintain ratings for Delphi’s senior unsecured debt, preferred stock, and senior secured debt. There are no ratings on the Amended and Restated DIP Credit Facility.

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

Cash Flows

Operating Activities.  Net cash used in operating activities totaled $260 million for the six months ended June 30, 2009 and net cash used in operating activities totaled $599 million for the six months ended June 30, 2008. Cash flow from operating activities continues to be negatively impacted by operating challenges due to lower North American production volumes, related pricing pressures stemming from increasingly competitive markets, and the overall slowdown in the global economy, and we expect that our operating activities will continue to use, not generate, cash.

Investing Activities.  Cash flows used in investing activities totaled $40 million and $197 million for the six months ended June 30, 2009 and 2008, respectively. The decreased use of cash in the first six months of 2009 primarily reflects decreased capital expenditures of $146 million and decreased investing cash flows used by discontinued operations of $98 million primarily due to decreased Steering Business capital purchases. This was partially offset by decreased proceeds from divestitures of $105 million, related to the Interiors and Closures Business sale on February 29, 2008, the sale of Delphi’s North American brake components machining and assembly assets in January 2008, the sale of the U.S. suspensions business, the sale of the bearings business and an additional payment related to the sale of the catalyst business.

Financing Activities.  The decreased net cash provided by financing activities of $154 million for the six months ended June 30, 2009 as compared to $746 million for the six months ended June 30, 2008 primarily reflects decreased borrowings under the debtor-in-possession credit facility and other debt agreements, partially offset by increased borrowings under the GM liquidity support agreements.

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

As a result of the foregoing, we believe revenue in the latter half of 2009 will continue to be significantly lower compared to revenue in 2008, reflecting lower sales globally, primarily as a result of lower forecast production volumes, including significant volume decreases being forecast by GM in North America and Europe. Accordingly, we have implemented and continue to implement a number of cash conservation measures, including temporary lay-offs and salaried benefit cuts for both active employees and retirees, delay of capital and other expenditures, permanent salaried workforce reductions, requests to customers for accelerated payments and other cost saving measures to insure adequate liquidity for operations until volumes recover or until we are able to complete further restructuring efforts in response to changes in the global vehicle markets. We have also sought and received support from certain foreign governments, including the accelerated payment of tax credits and amounts owed by such governments to Delphi and the deferral of amounts owed or to be owed by Delphi to such governments. The combination of these actions, together with the Accommodation Agreement and support from GM has provided Delphi with access to sufficient liquidity to fund its operations and remain in compliance with the covenants in the Amended and Restated DIP Credit Facility and Accommodation Agreement. Delphi is currently working with its stakeholders, including GM, the DIP Lenders, and other interested parties to consummate the Modified Plan, including the MDA. Refer to “Elements of Transformation Plan” above. Until such time as the Modified Plan has been consummated, liquidity is expected to remain constrained and Delphi must continue implementing and executing its cash savings initiatives to preserve liquidity in this very difficult economic environment.

In addition, until such time as the transactions under the MDA have been consummated, the MDA is terminated, or unless waived by the Buyers, Delphi is subject to certain restrictions on its activities that could hinder our ability to compensate for any liquidity shortfall. Dividends or distributions from Delphi affiliates being sold pursuant to the MDA are not permitted except for certain distributions between sale companies subject to certain dollar limitations. Further, Delphi affiliates being sold pursuant to the MDA cannot enter into a loan agreement until we have borrowed under the GM Advance Agreement and borrowings under the GM Advance Agreement are permitted only after we have complied with terms of the GM Advance Agreement and used best efforts to receive enumerated distributions from non-debtor affiliates. Additionally, failure to meet the milestones and other covenants under the Accommodation Agreement will be an event of default under the Accommodation Agreement and absent receipt of a waiver will result in a termination of the accommodation period. In addition, the accommodation period could expire in accordance with its terms and Delphi’s lenders may choose not to extend the accommodation period. Any such termination of the accommodation period would entitle Delphi’s DIP Lenders to exercise all available remedies, including foreclosure on substantially all of Delphi’s assets. Further, failure to satisfy the covenants under the GM Advance Agreement (as amended and restated) may result in a default under such agreement. Such actions may result in the temporary or permanent suspension and ultimate sale and liquidation of the operations of Delphi. Therefore, there can be no assurances that the interim financing to be provided to Delphi prior to consummation of the Modified Plan will be sufficient to compensate for the liquidity shortfall anticipated as a result of the announced customer production cuts (refer to Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

We anticipate continued lower production volumes throughout the third quarter of 2009 as compared to prior years given the continued production shutdowns by both GM and Chrysler, which will likely result in significantly lower receivables, earnings and a subsequent reduction in cash flow toward the beginning of the third quarter. There can be no assurances, particularly given the current constraints in the credit markets, that we will be able to maintain access to existing financing sources or secure additional financing as necessary to supplement the loss in liquidity resulting from such dramatically lower volumes. We must continue implementing and executing our cash savings initiatives to preserve liquidity in this very difficult economic environment. However, there can be no assurances that such initiatives will be able to offset the impact of a prolonged shut down and that we will not require supplemental liquidity even beyond that being provided under the GM Advance Agreement and the Accommodation Agreement. The failure to secure adequate supplemental liquidity will put increased stress on our ability to continue to fund our North American operations, benefit from any recovery of volumes when GM, Chrysler and other customers increase manufacturing operations and may hinder our ability to remain compliant with the financial covenants in our Accommodation Agreement. We may need to sharply curtail operations, including the temporary or permanent shutdown of one or more operations in North America to remain in compliance and if we cannot remain in compliance, even with such actions, our lenders under the Amended and Restated DIP Credit Facility may seek to foreclose upon substantially all of our assets and proceed toward a sale or liquidation if we are not able to timely consummate the Modified Plan. Refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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

Litigation Commitments and Contingencies

Delphi is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, intellectual property matters and employment-related matters. We do not believe that any of the routine litigation incidental to the conduct of our business to which we are currently a party will have a material adverse effect on our business or financial condition. For a description of significant litigation that is not routine in nature and which if adversely determined against us could have a significant impact on our business, see Note 2. Transformation Plan and Chapter 11 Bankruptcy and Note 13. Commitments and Contingencies, Shareholder Lawsuits, to the consolidated financial statements.

Environmental Matters

Delphi is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. For a discussion of matters relating to compliance with laws for the protection of the environment, refer to Item 1. Business — Environmental Compliance in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, refer to Note 13. Commitments and Contingencies to the consolidated financial statements for information on sites where Delphi has been named a potentially responsible party.

As of June 30, 2009 and December 31, 2008, our reserve for environmental investigation and remediation was approximately $99 million and $106 million, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Delphi may contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the liquidity support agreements with GM, its debtor-in-possession financing facility and the related accommodation agreement, and to obtain an extension of term or other amendments as necessary to maintain access to such liquidity support agreements and facility; the Company’s ability to obtain Court approval with respect to motions in the Chapter 11 cases prosecuted by it from time to time and to consummate the Modified Plan, or any subsequently filed plan of reorganization and to consummate such plan or other consensual resolution of Delphi’s Chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company’s liquidity or results of operations; the ability of the Company to fund and execute its business plan as described in the Modified Plan as filed with the Court and to do so in a timely manner; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers and the ability of the Company to attract and retain customers. Additional factors that could affect future results are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, including the risk factors in Part I. Item 1A. Risk Factors, contained therein and in Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Delphi disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Under the Modified Plan confirmed by the Court on July 30, 2009, holders of Delphi’s common stock will receive no value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures could adversely impact our existing internal control structure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as discussed in Note 2. Transformation Plan and Chapter 11 Bankruptcy, and Note 13. Commitments and Contingencies, to the consolidated financial statements of this quarterly report there have been no other material developments in legal proceedings involving Delphi or its subsidiaries since those reported in Delphi’s Annual Report on Form 10-K for the year ended December 31, 2008.

We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the routine litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the Statement Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q.

If We Are Unable To Successfully Consummate Our Modified Plan, Including The MDA, An Exhibit to the Modified Plan, Or Another Consensual Alternative Transaction, The Debtors May Be Required To Liquidate Their Assets

Our Modified Plan was confirmed by the Court on July 30, 2009. The risks that the Company now faces are that the Modified Plan might not be consummated; including the transactions contemplated by the MDA might not be consummated. The Modified Plan will become effective when certain conditions of the Modified Plan are satisfied or waived, including:

•	consummation of the MDA; and

•	consummation of the PBGC Settlement Agreement.

The MDA will become effective when certain conditions of the MDA are satisfied or waived, including:

•	effectiveness of the Modified Plan;

•	receipt of certain governmental approvals and regulatory matters (including certain competition filings);

•	the representations and warranties of the Buyers and Sellers must be true and correct (except where such failure would not have a material adverse effect on such party’s ability to consummate the transactions);

•	the parties must have performed and complied with the covenants under the MDA;

•	the parties must have delivered and executed the ancillary agreements and documents related to the DIP and transaction financing (as applicable);

•	receipt of financing under specific financing documents (unless such breach is due to an actual or threatened breach by a DIP lender or GM, as applicable);

•	effectiveness of the PBGC Settlement Agreement;

•	transfer of certain environmental permits; and

•	the operating agreement of DIP Holdco being implemented consistent with certain provisions of financing documents relating to among other things the reorganization and restructuring as contemplated by the MDA.

If the Company is not able to consummate the Modified Plan, there is a risk that GM and the DIP Lenders will no longer continue to support the Company’s operations and will resort to seeking alternative transactions to effectuate the transactions embodied in the MDA. If the Modified Plan does not become effective as described herein (or with similar further modifications), no assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases or any subsequent chapter 7 cases to the claims of the Company’s constituencies or what types or amounts of distributions, if any, they would receive, (including the contingent payment to the unsecured creditors, in an amount not to exceed $300 million). In addition, until such time as the transactions under the MDA have been consummated, the MDA is terminated, or unless waived by the Buyers, Delphi is subject to certain restrictions on its activities that could hinder our ability to compensate for any liquidity shortfall. Dividends or distributions from Delphi affiliates being sold pursuant to the MDA are not permitted except for certain distributions between sale companies subject to certain dollar limitations. Further, Delphi affiliates being sold pursuant to the MDA, cannot enter into a loan agreement until we have borrowed under the GM Advance Agreement and borrowings under the GM Advance Agreement are permitted only after we have complied with terms of the GM Advance Agreement and used best efforts to receive enumerated distributions from non-debtor affiliates.

The Modified Plan was confirmed on July 30, 2009, and provided no distribution to holders of the Company’s common stock and a contingent distribution to holders of unsubordinated allowed general unsecured claims. If the Company is unable to consummate the transactions set forth in the Modified Plan and MDA, it is likely that no value will be provided to holders of the Company’s common stock, other equity securities, and general unsecured claims. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were purchased by the Company or on its behalf by any affiliated purchaser in the second quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. For additional information, refer to Note 15. Debt, to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of 2009, no matters were submitted to a vote of security holders.

ITEM 5.	OTHER INFORMATION

The following items occurred within the last four business days of the date of the filing of this quarterly report and are reported here in lieu of filing a Current Report on Form 8-K.

Item 1.01	Entry into a Material Definitive Agreement

Amendment to GM Advance Agreement

On August 11, 2009, Delphi entered into a further amendment (the “Eighth Amendment”) to the GM Advance Agreement. As set forth more fully below, the effect of the Eighth Amendment was to extend the deadline for Delphi to satisfy certain milestones, which if not met, would prevent Delphi from continued access to the facility. The following description of the terms of the Eighth Amendment is qualified by reference to the full text of the amendment, a copy of which is filed as Exhibit 10(hh) to this report and incorporated by reference herein.

Delphi’s continued ability to request advances under the Tranche C Facility is conditioned on progress in achieving the transactions contemplated by the Modified Plan, as filed with the Court on June 16, 2009. Specifically, prior to the Eighth Amendment, the ability of Delphi to request advances on or after August 11, 2009 was conditioned on the entry by the Court of an order, in form and substance reasonably acceptable to GM, approving the Modified Plan or an implementation agreement pursuant to which the parties to the Master Disposition Agreement, dated June 1, 2009, as revised and amended, among Delphi, GM Components Holdings, LLC, GM and Parnassus Holdings II, LLC, would perform their obligations thereunder pursuant to Section 363 of the Bankruptcy Code, independent of and not pursuant to or contingent on the effectiveness of the Modified Plan. The Eighth Amendment extends the August 11, 2009 date until 8:00 p.m. (Eastern time) on August 13, 2009. All other terms of the GM Advance Agreement remain in effect. For more information regarding the terms of the GM Advance Agreement, as modified, see Note 10. Debt.

Amendment to Accommodation Agreement

On August 11, 2009, Delphi entered into a further amendment (the “Twenty-Seventh Amendment”), to the Accommodation Agreement. The effect of the Twenty-Seventh Amendment is to extend the term of the Accommodation Agreement to 8:00 p.m. (Eastern time) on August 13, 2009. The following description of the Twenty-Seventh Amendment is qualified in its entirety by the text of such amendment, a copy of which is filed as Exhibit 10(ii) to this report and incorporated by reference herein.

Pursuant to the Accommodation Agreement, as in effect through the Twenty-Sixth Amendment (the “Prior Accommodation Agreement”), the lenders agreed, among other things, to allow Delphi to continue using the proceeds of the Amended and Restated DIP Credit Facility and to forbear from the exercise of certain default-related remedies, in each case until August 11, 2009, subject to the continued satisfaction by Delphi of a number of covenants and conditions, the Twenty-Seventh Amendment further extends that date until 8:00 p.m. (Eastern time) on August 13, 2009. The remaining provisions in the Accommodation Agreement are materially unchanged. For more information regarding the terms of the Accommodation Agreement, as modified, see Note 10. Debt.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Name

2(a)	Confirmed Joint Plan of Reorganization of Delphi Corporation and Certain Affiliates, Debtors and Debtors-in-Possession, incorporated by reference to Exhibit 99(e) to Delphi’s Report on Form 8-K filed January 30, 2008.
3(a)	Amended and Restated Certificate of Incorporation of Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(a) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(b)	Certificate of Ownership and Merger, dated March 13, 2002, Merging Delphi Corporation into Delphi Automotive Systems Corporation, incorporated by reference to Exhibit 3(b) to Delphi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(c)	Amended and Restated Bylaws of Delphi Corporation, incorporated by reference to Exhibit 99(c) to Delphi’s Report on Form 8-K filed October 14, 2005.
10(a)	Fourth Amendment to the Accommodation Agreement, dated as of June 1, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed June 2, 2009.
10(b)	Fifth Amendment to the Accommodation Agreement, dated as of June 8, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed June 9, 2009.
10(c)	Sixth Amendment to the Accommodation Agreement, dated as of June 12, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed June 18, 2009.

Exhibit
Number	Exhibit Name

10(d)	Amended and Restated GM-Delphi Agreement, dated as of June 1, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed June 18, 2009.
10(e)	Seventh Amendment to the Accommodation Agreement, dated as of June 19, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed June 22, 2009.
10(f)	Eighth Amendment to the Accommodation Agreement, dated as of June 23, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed June 24, 2009.
10(g)	Ninth Amendment to the Accommodation Agreement, dated as of June 26, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed June 29, 2009.
10(h)	Tenth Amendment to the Accommodation Agreement, dated as of June 30, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 1, 2009.
10(i)	Eleventh Amendment to the Accommodation Agreement, dated as of July 7, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 8, 2009.
10(j)	Twelfth Amendment to the Accommodation Agreement, dated as of July 10, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 13, 2009.
10(k)	Thirteenth Amendment to the Accommodation Agreement, dated as of July 14, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 20, 2009.
10(l)	Fourteenth Amendment to the Accommodation Agreement, dated as of July 15, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed July 20, 2009.
10(m)	Fifteenth Amendment to the Accommodation Agreement, dated as of July 15, 2009, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed July 20, 2009.
10(n)	Sixteenth Amendment to the Accommodation Agreement, dated as of July 17, 2009, incorporated by reference to Exhibit 99(d) to Delphi’s Current Report on Form 8-K filed July 20, 2009.
10(o)	Seventeenth Amendment to the Accommodation Agreement, dated as of July 21, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 22, 2009.
10(p)	First Amendment to Amended and Restated GM-Delphi Agreement, dated as of July 23, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(q)	Second Amendment to Amended and Restated GM-Delphi Agreement, dated as of July 26, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(r)	Eighteenth Amendment to the Accommodation Agreement, dated as of July 24, 2009, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(s)	Nineteenth Amendment to the Accommodation Agreement and Fifth Amendment to Credit Agreement, dated as of July 25, 2009, incorporated by reference to Exhibit 99(d) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(t)	Extension Amendment to the Accommodation Agreement, dated as of July 27, 2009, incorporated by reference to Exhibit 99(e) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(u)	Extension Amendment to the Accommodation Agreement, dated as of July 28, 2009, incorporated by reference to Exhibit 99(f) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(v)	Third Amendment to Amended and Restated GM-Delphi Agreement, dated as of July 29, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(w)	Extension Amendment to the Accommodation Agreement, dated as of July 29, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed July 30, 2009.
10(x)	Fourth Amendment to Amended and Restated GM-Delphi Agreement, dated as of July 30, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed August 3, 2009.
10(y)	Twenty-Third Amendment to the Accommodation Agreement, dated as of July 30, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 3, 2009.

Exhibit
Number	Exhibit Name

10(z)	Master Disposition Agreement, dated as of July 30, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed August 5, 2009.
10(aa)	Fifth Amendment to Amended and Restated GM-Delphi Agreement, dated as of August 4, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 5, 2009.
10(bb)	Twenty-Fourth Amendment to the Accommodation Agreement, dated as of August 4, 2009, incorporated by reference to Exhibit 99(c) to Delphi’s Current Report on Form 8-K filed August 5, 2009.
10(cc)	Third Amendment to Partial Temporary Accelerated Payment Agreement, dated as of July 31, 2009, incorporated by reference to Exhibit 99(d) to Delphi’s Current Report on Form 8-K filed August 5, 2009.
10(dd)	Sixth Amendment to Amended and Restated GM-Delphi Agreement, dated as of August 6, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed August 7, 2009.
10(ee)	Twenty-Fifth Amendment to the Accommodation Agreement and Sixth Amendment to the Credit Agreement, dated as of August 6, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 7, 2009.
10(ff)	Seventh Amendment to Amended and Restated GM-Delphi Agreement, dated as of August 7, 2009, incorporated by reference to Exhibit 99(a) to Delphi’s Current Report on Form 8-K filed August 10, 2009.
10(gg)	Twenty-Sixth Amendment to the Accommodation Agreement, dated as of August 7, 2009, incorporated by reference to Exhibit 99(b) to Delphi’s Current Report on Form 8-K filed August 10, 2009.
10(hh)	Eighth Amendment to Amended and Restated GM-Delphi Agreement, dated as of August 11, 2009.
10(ii)	Twenty-Seventh Amendment to the Accommodation Agreement, dated as of August 11, 2009.
31(a)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement

**	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delphi Corporation
(Registrant)

August 12, 2009	/s/ Thomas S. Timko
Thomas S. Timko Chief Accounting Officer and Controller